Form 10-Q
period 2001-06-30
PROASSURANCE CORP
filed 2001-08-14
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-16533

                            ProAssurance Corporation*
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                                63-1261433
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                               35209
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (205) 877-4400
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of August 8, 2001, there were 25,770,403 shares of the registrant's common stock outstanding.

*On June 27, 2001 Medical Assurance, Inc. (Commission file number 001-19439) and Professionals Group, Inc. (Commission file number 001-21223) became wholly owned subsidiaries of ProAssurance as more fully described herein.

                                Table of Contents

Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of ProAssurance Corporation and Subsidiaries

             Condensed Consolidated Balance Sheets......................................3

             Condensed Consolidated Statements of Changes in Capital....................4

             Condensed Consolidated Statements of Income................................5

             Condensed Consolidated Statements of Cash Flows............................6

             Notes to Condensed Consolidated Financial Statements.......................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................13

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk................22

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K..........................................24

Signatures.............................................................................24

                            PROASSURANCE CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets (Unaudited)
                                (in thousands, except share data)

                                                                                      JUNE 30         December 31
                                                                                        2001              2000
                                                                                    ------------      ------------
ASSETS
Investments:
     Fixed maturities available for sale, at fair value                             $  1,261,880      $    603,497
     Equity securities available for sale, at fair value                                 116,976            80,872
     Real estate, net                                                                     12,999            11,237
     Short-term investments                                                               81,742           100,920
                                                                                    ------------      ------------
Total investments                                                                      1,473,597           796,526
Cash and cash equivalents                                                                 76,542             8,550
Premiums receivable                                                                       99,557            54,405
Receivable from reinsurers on unpaid losses
       and loss adjustment expenses                                                      379,702           166,202
Prepaid reinsurance premiums                                                              19,198             2,704
Deferred taxes                                                                            94,186            30,757
Other assets                                                                             117,693            63,692
                                                                                    ------------      ------------
                                                                                    $  2,260,475      $  1,122,836
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
        Reserve for losses and loss adjustment expenses                             $  1,438,667      $    659,659
        Unearned premiums                                                                188,414            78,495
        Reinsurance premiums payable                                                      37,279            27,249
                                                                                    ------------      ------------
     Total policy liabilities                                                          1,664,360           765,403
     Other liabilities                                                                    65,145            12,266
     Long-term debt                                                                      110,000                --
                                                                                    ------------      ------------
Total liabilities                                                                      1,839,505           777,669

Minority interests                                                                        18,107                --

Commitments and contingencies                                                                 --                --

Stockholders' equity:
     Common stock, par value $0.01 and $1 per share in 2001 and 2000, respectively; 100,000,000 shares authorized; 25,890,860 and 25,106,821
        shares issued and outstanding, respectively                                          259            25,107
     Additional paid-in capital                                                          260,735           231,988
     Accumulated other comprehensive income (loss), net of
        deferred taxes (benefit) of $212 and $(460), respectively                            394              (854)
     Retained earnings                                                                   141,517           136,257
                                                                                    ------------      ------------
                                                                                         402,905           392,498
     Less treasury stock at cost, 120,457 and
           2,425,039 shares, respectively                                                    (42)          (47,331)
                                                                                    ------------      ------------
Total stockholders' equity                                                               402,863           345,167
                                                                                    ------------      ------------

Total liabilities and stockholder's equity                                          $  2,260,475      $  1,122,836
                                                                                    ============      ============

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                 (in thousands)

                                                                      ACCUMULATED
                                                                          OTHER                       OTHER
                                                                     COMPREHENSIVE    RETAINED       CAPITAL
                                                          TOTAL          INCOME       EARNINGS       ACCOUNTS
                                                        ----------   -------------    --------      ----------

Balance at December 31, 2000                            $  345,167      $   (854)     $136,257      $  209,764

Comprehensive income
     Net income                                              5,260            --         5,260              --
     Other comprehensive income, net of tax
        Unrealized gains on securities, net of
           reclassification adjustment of $776
           for gains included in net income                  1,248         1,248            --              --
                                                        ----------
     Comprehensive income                                    6,508

Common stock issued for compensation                            14            --            --              14

Equity issued in consolidation:
     Common stock issued to Professionals
        Group shareholders                                  49,546            --            --          49,546
     Fair value of options assumed                           2,952            --            --           2,952

Purchase of treasury stock                                  (1,324)           --            --          (1,324)

                                                        ----------      --------      --------      ----------
Balance at June 30, 2001                                $  402,863      $    394      $141,517      $  260,952
                                                        ==========      ========      ========      ==========

                                                                      Accumulated
                                                                         Other                       Other
                                                                     Comprehensive    Retained      Capital
                                                          Total          (Loss)       Earnings      Accounts
                                                        ----------   -------------    --------      --------

Balance at December 31, 1999                            $  325,724      $ (5,424)     $111,957      $219,191

Comprehensive income
     Net income                                             14,100            --        14,100            --
     Other comprehensive income, net of tax
        Unrealized losses on securities, net of
           reclassification adjustment of $376
           for gains included in net income                    (73)          (73)           --            --
                                                        ----------
     Comprehensive income                                   14,027

Common stock issued for compensation                            29            --            --            29

Sale of treasury stock                                          69            --            --            69

                                                        ----------      --------      --------      --------
Balance at June 30, 2000                                $  339,849      $ (5,497)     $126,057      $219,289
                                                        ==========      ========      ========      ========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Income (Unaudited)
                     (in thousands, except per share data)

                                                 Three Months Ended               Six Months Ended
                                                      June 30                         June 30
                                            --------------------------      --------------------------
                                               2001            2000            2001            2000
                                            ----------      ----------      ----------      ----------
Revenues:
     Direct and assumed
        premiums written                    $   51,558      $   43,524      $  130,428      $  105,478
                                            ==========      ==========      ==========      ==========

     Premiums earned                        $   60,985      $   53,829      $  123,145      $  100,571
     Premiums ceded                            (14,308)         (9,991)        (26,923)        (19,457)
                                            ----------      ----------      ----------      ----------
     Net premiums earned                        46,677          43,838          96,222          81,114
     Net investment income                       9,760           9,842          19,938          19,607
     Other income                                1,550             986           2,241           1,869
                                            ----------      ----------      ----------      ----------
Total revenues                                  57,987          54,666         118,401         102,590

Expenses:
     Losses and loss
        adjustment expenses                     57,024          46,028         115,428          83,042
     Reinsurance recoveries                    (13,221)         (9,847)        (24,639)        (17,206)
                                            ----------      ----------      ----------      ----------
     Net losses and loss
        adjustment expenses                     43,803          36,181          90,789          65,836
     Underwriting, acquisition
        and insurance expenses                  11,230          11,033          23,246          19,712
     Interest expense                               84              --              84              --
                                            ----------      ----------      ----------      ----------
Total expenses                                  55,117          47,214         114,119          85,548
                                            ----------      ----------      ----------      ----------

Income before income taxes                       2,870           7,452           4,282          17,042

Provision for income taxes:
     Current expense (benefit)                  (1,512)            517          (1,385)          1,715
     Deferred expense                            1,395             530             407           1,227
                                            ----------      ----------      ----------      ----------
                                                  (117)          1,047            (978)          2,942
                                            ----------      ----------      ----------      ----------

Net income                                  $    2,987      $    6,405      $    5,260      $   14,100
                                            ==========      ==========      ==========      ==========

Earnings per share:
     Net income--basic and diluted          $     0.13      $     0.27      $     0.23      $     0.60
                                            ==========      ==========      ==========      ==========

Weighted average number
     of common shares
     outstanding--basic and diluted             22,716          23,405          22,705          23,404
                                            ==========      ==========      ==========      ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30
                                                                  --------------------------
                                                                     2001            2000
                                                                  ----------      ----------

OPERATING ACTIVITIES

Net cash provided by operating activities                         $   22,400      $   11,305

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                    (238,364)        (35,228)
Purchases of equity securities available for sale                     (3,770)        (23,516)
Proceeds from sale or maturities of fixed
     maturities available for sale                                   268,354          32,948
Proceeds from sale of equity securities available for sale             2,614           4,589
Net decrease in short-term investments                                38,470          13,915
Cash used in consolidation with Professionals Group                 (196,304)             --
Cash acquired in consolidation with Professionals Group               72,245              --
Other                                                                 (6,334)         (4,026)
                                                                  ----------      ----------

Net cash used by investing activities                                (63,089)        (11,318)

FINANCING ACTIVITIES
Proceeds from long term debt                                         110,000              --
Purchase of treasury stock                                            (1,319)             --
                                                                  ----------      ----------
Net cash provided by financing activities                             108,861             --
                                                                  ----------      ----------
 Increase (decrease) in cash and cash equivalents                     67,992             (13)

Cash and cash equivalents at beginning of period                       8,550          19,409
                                                                  ----------      ----------

Cash and cash equivalents at end of period                        $   76,542      $   19,396
                                                                  ==========      ==========

                    ProAssurance Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation ("ProAssurance") and its subsidiaries (collectively the "Company"). ProAssurance is a holding company formed for the purpose of consolidating Medical Assurance, Inc. ("Medical Assurance") and Professionals Group, Inc. ("Professionals Group") as its wholly owned subsidiaries. Additional information about the consolidation is provided in Note 2.

         The Company owns all the stock of The Medical Assurance Company, Medical Assurance of West Virginia, and ProNational Insurance Company ("ProNational"). These subsidiaries are property and casualty insurance companies that primarily provide professional liability insurance coverages and services to health care providers. The Company owns 83.9% of the stock of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its subsidiary, MEEMIC Insurance Company.

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP

         On June 27, 2001, Medical Assurance and Professionals Group became wholly owned subsidiaries of ProAssurance, a newly formed holding company.

         Upon consummation of the consolidation, each outstanding share of Medical Assurance common stock, par value $1.00 per share, was converted into one share of ProAssurance common stock, par value $0.01 per share. Each outstanding share of Professionals Group common stock was converted into the right to receive, at the holder's election, either (i) 0.897 of a share of ProAssurance common stock plus $13.47 in cash, or (ii) $27.47 in cash. Approximately 22.6 million ProAssurance shares were issued to Medical Assurance shareholders. Aggregate consideration paid to the Professionals Group shareholders consisted of approximately $196 million in cash and 3.2 million shares of ProAssurance common stock, valued at $49.7 million. The fair value of the ProAssurance shares issued was $15.59 per share based on the average Medical Assurance common stock price for a few days prior to June 27, 2001. Additionally, outstanding options of approximately 274,000 Professionals Group common shares were converted to outstanding options of approximately 482,000 ProAssurance common shares. The estimated fair value of the options issued was approximately $3.0 million.

         ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110 million term loan and with internal funds generated from dividends paid to ProAssurance by Medical Assurance and Professionals Group at the time of closing.

                    ProAssurance Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         The consolidation of Medical Assurance into ProAssurance was in the form of a corporate reorganization and was treated in a manner similar to a pooling of interests. The consolidation of Professionals Group into ProAssurance was treated as a purchase transaction. The total cost of the acquisition of approximately $252 million has been allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. The estimated fair value of identifiable assets acquired totaled $1,165 million and the estimated fair value of the liabilities assumed totaled $929 million. The estimated excess of the total cost of the acquisition over the fair value of net assets acquired of approximately $16 million was recorded as goodwill.

         The preliminary fair value of Professionals Group's reserves for losses and loss adjustment expenses and related reinsurance recoverables was estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables and include a risk premium and a profit margin. In determining the preliminary fair value estimate, management discounted Professionals Group's historical GAAP undiscounted net loss reserves to present value assuming a 5% discount rate, which approximates the current U.S. Treasury rate. The discounting pattern was actuarially developed from Professionals Group's historical loss data. An expected profit margin of 5% was applied to the discounted loss reserves, which is consistent with management's understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing party in the purchase of loss reserves). Additionally, for the medical malpractice loss reserves of Professionals Group, an estimated risk premium of 5% was applied to the discounted reserves, which is deemed to be reasonable and consistent with expectations in the marketplace given the long-tail nature and the related high degree of uncertainty of such reserves. For the personal lines loss reserves (homeowners and automobile) of Professionals Group, an estimated risk premium of 2% was applied to discounted loss reserves as such reserves develop over a much shorter period of time and, generally, are less volatile than medical malpractice reserves.

         The Company is required to incorporate Professionals Group's activity commencing upon the effective date of the acquisition. Professionals Group operating results for the few days from June 27, 2001 to June 30, 2001 were insignificant. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition and lower investment income due to cash used to fund a portion of the consolidation, and related tax effects. Professional Group's nonrecurring and transaction related expenses were also excluded from the pro forma financial information. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                              Pro Forma Results
                                           Six months ended June 30
                                           ------------------------
                                             2001           2000
                                             -----          -----

Revenues                                   $267,407        $237,613

Net income                                 $(13,946)       $ 17,119

Net income per share
  Basic                                    $  (0.54)       $   0.64
  Diluted                                  $  (0.54)       $   0.64

                    ProAssurance Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3. SEGMENT INFORMATION

         The Company operates in the United States of America and, prior to the consolidation with Professionals Group, operated in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care. As a result of the consolidation with Professionals Group, the Company is now engaged in an additional segment, which is providing personal property and casualty insurance to individuals. Operating results from this segment were insignificant for the few days from June 27, 2001 to June 30, 2001. Identifiable assets of the Company are primarily cash and marketable securities and are allocated entirely to the reportable segments.

4. INVESTMENTS

         Proceeds from sales of investments in fixed maturities and equity securities available for sale were approximately $238.1 million and $12.3 million for the six-month periods ended June 30, 2001 and 2000, respectively. Gross realized gains on such sales were approximately $1.8 million and $1.4 million for the six month periods ended June 30, 2001 and 2000, respectively; gross realized losses on such sales were approximately $1.0 million and $0.9 million for the six month periods ended June 30, 2001 and 2000, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $1,378.3 million and $685.7 million at June 30, 2001 and December 31, 2000, respectively.

5. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The reserves were evaluated and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business.

         Medical Assurance's philosophy of rigorously investigating, managing and defending claims has generally produced results that are better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. Additionally, reserves established in the late 1980's and early 1990's were strongly influenced by the dramatically increased frequency and severity experienced by Medical Assurance and the industry as a whole, during the mid-1980's. Some of these trends moderated and in some cases, reversed, by the late 1980's or early 1990's, which have resulted in redundancies of prior accident year reserves. Furthermore, as Medical Assurance commenced operations in new jurisdictions, beginning with its first out-of-state expansion in 1993, there was substantial uncertainty as to the loss experience that would be encountered. This uncertainty caused increased reliance on industry statistics; as a result, reserve redundancies developed when actual results proved better than expected.

                    ProAssurance Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         Because of the increasing trends in severity and frequency of medical malpractice claims recognized by Medical Assurance during the year 2000, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was no recognition of favorable loss development during the three and six month periods ended June 30, 2001 versus $7.5 million and $17.5 million during the three and six month periods ended June 30, 2000. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

         The Company's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.

6. DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $15.2 million and $10.5 million for the six months ended June 30, 2001 and 2000, respectively.

         As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition and insurance expenses and amounted to $4.9 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively.

7. INCOME TAXES

         Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

                    ProAssurance Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8. LONG-TERM DEBT

         The Company borrowed $110 million under a term loan facility in order to fund the consolidation. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate as elected from time to time by the Company. At June 30, 2001 the interest rate is 5.48%. The debt requires quarterly principal repayments of $2.5 million beginning September 30, 2001. Beginning in 2002, the Company must also repay an annual installment equal to the lesser of $15 million or the amount by which 50% of the adjusted parent-only annual cash flow of the Company exceeds the minimum quarterly payments for such year.

         Excluding annual cash flow repayments, the aggregate amounts of maturities of long-term debt for the next five years are as follows: 2001, $5 million; 2002 through 2004, $10 million each year; and 2005 the remaining balance becomes due on June 30.

         The term loan is part of a credit facility provided to the Company by a bank syndicate under the terms of a credit agreement that also provides for a line of credit in the amount of $40 million. Borrowings under the line of credit are repayable in full in two years, subject to renewal. The Company has not borrowed any funds under the line of credit.

         The credit agreement, as is customary for credit agreements of this size and nature, restricts certain Company activities and requires that the Company maintain certain financial standards, including:

         - a consolidated debt coverage ratio of 3.75 to 1 through June 30, 2002 and 3.0 to 1 thereafter;

         - minimum consolidated tangible net worth equal to the sum of (i) 90% of the consolidated net worth of ProAssurance as of June 30, 2001, and (ii) 75% of cumulative consolidated net income after June 30, 2001;

         -  a consolidated fixed charge coverage ratio of 1.5 to 1;

         -  a funded debt to adjusted statutory capital ratio of 0.35 to 1; and

         - maintenance of statutory Risk-Based Capital ratios (as defined by the National Association of Insurance Commissioners) of 3.5 to 1 by both The Medical Assurance Company and ProNational Insurance Company.

Compliance with financial standards is to be measured on an annualized basis for quarters ending after June 30, 2001.

9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

         ProAssurance Corporation has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At June 30, 2001, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

10. COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by the Company in establishing its reserves. While the outcome of all legal actions is not presently determinable, the Company's management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

                    ProAssurance Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

11. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which supersedes Opinion 17, Intangible Assets. Both statements are effective for fiscal years beginning after December 15, 2001. The new rules address how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment. If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Income. SFAS
No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. Intangible assets affected by this pronouncement totaled $25.9 million at June 30, 2001, including $15.6 million of goodwill resulting from the consolidation with Professionals Group. The Company determined there are no impaired intangible assets as of June 30, 2001. Thus, adopting these pronouncements would not affect the current results of operations with any additional charges for impairment, but would eliminate amortization expense recorded related to such intangibles. For the six months ended June 30, 2001 the related amortization expense totaled $0.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

          The payment of losses, loss adjustment expenses (LAE), and operating expenses in the ordinary course of business and debt service are currently the Company's principal need for liquid funds. Cash provided from the ordinary course of business was sufficient during the first six months of 2001 to meet those needs, and the Company believes those sources will be sufficient to meet its cash needs for at least the next twelve months. The Company believes that its reserves for losses and LAE are adequate to discharge outstanding contractual liabilities. To minimize the risk of adverse reserve development in the future, the Company maintains reinsurance at levels management considers to be strong and adequate; conducts regular actuarial reviews; and maintains adequate asset liquidity.

         On June 27, 2001, Medical Assurance and Professionals Group became wholly owned subsidiaries of ProAssurance, a newly formed holding company. On June 28, 2001, ProAssurance common stock began trading on the New York Stock Exchange under the symbol "PRA" and the common stock of Medical Assurance and Professionals Group was delisted from the New York Stock Exchange and Nasdaq National Market, respectively. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information concerning the consolidation.

         ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110.0 million term loan and with internal funds generated from dividends paid by Medical Assurance and Professionals Group at the time of closing. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information regarding the term loan. The credit agreement was filed as an exhibit to the ProAssurance Form 8-K/A dated May 18, 2001, which is incorporated by reference into the ProAssurance Form S-4 and is also incorporated by reference into this report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000


Premiums

         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):

                                              Three months ended
                                                   June 30
                                           ------------------------        Increase
                                             2001            2000         (Decrease)
                                           --------        --------        --------
Direct and assumed premiums written        $ 51,558        $ 43,524        $  8,034
                                           ========        ========        ========

Direct and assumed premiums earned         $ 60,985        $ 53,829        $  7,156
Less:  Premiums ceded                        14,308           9,991           4,317
                                           --------        --------        --------
Net premiums earned                        $ 46,677        $ 43,838        $  2,839
                                           ========        ========        ========

         Direct and assumed medical malpractice premiums written during the three months ended June 30, 2001 decreased by $2.0 million as compared to the same period of 2000, from $35.9 million to $33.9 million. Most of this decrease is attributable to the expiration of reinsurance programs. There was a slight increase attributable to the implementation of rate increases; however, this increase is offset by a loss of insureds. The Company believes that medical malpractice rate increases are warranted based on current loss trends (see discussion under "Losses"). The Company has implemented rate increases; additional rate increases are planned. As these measures are implemented, the Company may experience a loss of insureds; for the three months ended June 30, 2001, the Company has maintained an approximate 85% retention rate on renewal business. Since premiums are earned over an entire policy period (usually one-year), the full effect of the rate increases will phase in throughout the year after each policy is written at the higher price.

         The Company writes accident and health, workers compensation and multi-line premiums from time to time as opportunities arise. These policies historically yield lower margins than the Company's other lines of business and thus, are not a primary focus of operations. However, this business has provided an opportunity to utilize the Company's capital and produces revenue from fees and commissions. Given the various uncertain market conditions in these areas, variations in premiums are expected. For the three months ended June 30, 2001 as compared to the same period of 2000, direct and assumed workers compensation and multi-line premiums written increased $6.7 million and direct and assumed accident and health premiums written increased by $3.3 million. The Company's participation in these lines of business will be substantially reduced over the next twelve months.

         Direct and assumed medical malpractice premiums earned resulted in no significant change for the three months ended June 30, 2001 as compared to the same period in 2000. Direct and assumed accident and health, workers compensation and multi-line premiums earned increased by $6.9 million during the three months ended June 30, 2001 as compared to the same period of 2000.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations.

         Premiums ceded increased by approximately $4.3 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 primarily related to the increase in gross premiums earned on accident and health and workers compensation business as these lines are more heavily ceded than the Company's core business.


Investment Income

         The Company's average pre-tax investment yield for the three months ended June 30, 2001 was 4.9% as compared to 5.2% for the same period in 2000; however, the decrease in yield was offset by an increase in average invested assets in 2001. Thus, consolidated net investment income was approximately $9.8 million in both periods.


Other Income

         Other income increased by $0.6 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The increase is attributable to greater capital gains from the sale of investments in the three months ended June 30, 2001.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                                             Three months ended
                                                  June 30, 2001           June 30, 2000
                                              -------------------     ------------------
                                                             Loss                   Loss
                                               Losses       Ratio      Losses      Ratio
                                              --------      -----     --------     -----
Incurred loss related to:
    Current year                              $ 43,803         94%    $ 43,681      100%
                                                             ====                   ===
    Prior years                                     --                  (7,500)
                                              --------                --------
   Net incurred loss                          $ 43,803                $ 36,181
                                              ========                ========

         Losses incurred include two components: a) actuarial evaluation of incurred loss levels for the current accident year and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.

         Medical malpractice claims are resolved over an extended number of years and a number of these claims are litigated. Management uses its best estimate in establishing its loss reserves, but during the extended period in which claims are resolved, the legal environment and other factors may change. Consequently, ultimate losses are inherently difficult to estimate and actual results may vary from the estimated amounts. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) decreased to 94% from 100%. This change is a direct result of an increase in premiums earned resulting from rate increases as described in the discussion of premiums.

         Because of the increasing trends in severity and frequency of medical malpractice claims recognized by Medical Assurance during the year 2000, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was no recognition of favorable loss development during the three months ended June 30, 2001 versus $7.5 million during the three months ended June 30, 2000. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

         Reinsurance recoveries increased by $3.4 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, principally due to the increase in gross losses. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The Company continually reviews the levels of coverage ceded and the related costs.


Underwriting, acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                            Three months ended
                                                                 June 30
                                                            ------------------  Increase
                                                              2001      2000   (Decrease)
                                                            --------   ------- ----------
Underwriting, acquisition, and insurance expenses
    before reduction by ceding commissions earned           $ 14,158   $12,356   $ 1,802
Less:  Ceding commissions earned                               2,928     1,323     1,605
                                                            --------   -------   -------
Underwriting, acquisition, and insurance expenses           $ 11,230   $11,033   $   197
                                                            ========   =======   =======

         The increase in underwriting, acquisition and insurance expenses is primarily due to higher policy acquisition costs in 2001 as compared to 2000. Certain premiums, principally workers compensation and accident and health, have higher acquisition costs than the Company's medical malpractice premiums. The increase in these premiums in 2001 over 2000 (see Premiums above) is the principal reason for the increase in acquisition costs.

         The increase in ceding commissions earned for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 is principally due to higher ceded workers compensation and accident and health premiums.


Income Taxes

         The Company's income tax provision is significantly affected by tax-exempt income from securities. Tax-exempt income was relatively unchanged from 2000 to 2001. However, because of the substantial decrease in income before taxes, the Company has a total income tax benefit of $0.1 million for the three months ended June 30, 2001, compared to $1 million in federal income tax expense during the same period in 2000. The effective tax benefit rate was (4%) for the three months ended June 30, 2001, compared to an effective tax expense rate of 14% for the same period in 2000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000


Premiums

         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):


                                                Six months ended
                                                    June 30
                                           --------------------------         Increase
                                              2001             2000          (Decrease)
                                           ---------        ---------        ----------
Direct and assumed premiums written        $ 130,428        $ 105,478        $  24,950
                                           =========        =========        =========

Direct and assumed premiums earned         $ 123,145        $ 100,571        $  22,574
Less:  Premiums ceded                         26,923           19,457            7,466
                                           ---------        ---------        ---------
Net premiums earned                        $  96,222        $  81,114        $  15,108
                                           =========        =========        =========


         Direct and assumed medical malpractice premiums written during the six months ended June 30, 2001 increased by $6 million as compared to the same period of 2000, from $91 million to $97 million. This increase is mainly attributable to the implementation of rate increases; however, this increase is partially offset by a loss of insureds. The Company believes that medical malpractice rate increases are warranted based on current loss trends (see discussion under "Losses"). The Company has implemented its approved rate increases; additional rate increases are planned. As these measures are implemented the Company may experience a loss of insureds; for the six months ended June 30, 2001, the Company has maintained an approximate 87% retention rate on renewal business. Since premiums are earned over an entire policy period (usually one-year) the full effect of the rate increases will phase in throughout the year after each policy is written at the higher price.

         The Company writes accident and health, workers compensation and multi-line premiums from time to time as opportunities arise. These policies historically yield lower margins than the Company's other lines of business and thus are not a primary focus of operations. However, this business has provided an opportunity to utilize the Company's capital and produces revenue from fees and commissions. Given the various uncertain market conditions in these areas, variations in premiums are expected. For the six months ended June 30, 2001 as compared to the same period of 2000, direct and assumed workers compensation and multi-line premiums written increased $11.1 million and direct and assumed accident and health premiums written increased by $7.9 million. The Company's participation in these lines of business will be substantially reduced over the next twelve months.

         Direct and assumed medical malpractice premiums earned increased $7.1 million for the six months ended June 30, 2001 as compared to the same period in 2000. Direct and assumed accident and health, workers compensation and multi-line premiums earned increased by $15.5 million during the six months ended June 30, 2001 as compared to the same period of 2000.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations.

         Premiums ceded increased by approximately $7.5 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily related to the increase in gross premiums earned on accident and health and workers compensation business, as these lines are more heavily ceded than the Company's core business.


Investment Income

         The Company had consolidated net investment income of $19.9 million for the six months ended June 30, 2001 as compared to $19.6 million for the six months ended June 30, 2000. The increased income is primarily attributable to a $27 million increase in the Company's average invested assets during 2001. The increase in average invested assets was somewhat offset by a decrease in the average pre-tax investment yield from 5.2% in 2000 to 5.0% in 2001.


Other Income

         Other income increased by $0.4 million for the six months ended
June 30, 2001 as compared to the six months ended June 30, 2000. The increase is attributable to greater capital gains from the sale of investments in the six months ended June 30, 2001.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                                   Six months ended
                                         June 30, 2001           June 30, 2000
                                      -------------------     ------------------
                                                    Loss                   Loss
                                      Losses        Ratio     Losses       Ratio
                                      ------        -----     ------       -----

Incurred loss related to:
    Current year                      $ 90,789         94%    $ 83,336      103%
                                                     ====                  ====
    Prior years                             --                 (17,500)
                                      --------                --------
   Net incurred loss                  $ 90,789                $ 65,836
                                      ========                ========

         Losses incurred include two components: a) actuarial evaluation of incurred loss levels for the current accident year and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.

         Medical malpractice claims are resolved over an extended number of years and a number of these claims are litigated. Management uses its best estimate in establishing its loss reserves, but during the extended period in which claims are resolved the legal environment and other factors may change. Consequently, ultimate losses are inherently difficult to estimate and actual results may vary from the estimated amounts. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) decreased to 94% from 103%. This change is a direct result of an increase in premiums earned resulting from rate increases as described in the discussion of premiums.

         Because of the increasing trends in severity and frequency of medical malpractice claims recognized by Medical Assurance during the year 2000, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was no recognition of favorable loss development during the six months ended June 30, 2001 versus $17.5 million during the six months ended June 30, 2000. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

         Reinsurance recoveries increased by $7.4 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 principally due to the increase in gross losses. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The Company continually reviews the levels of coverage ceded and the related costs.

Underwriting, Acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                             Six months ended
                                                                 June 30
                                                         ------------------------         Increase
                                                            2001           2000          (Decrease)
                                                         --------        --------        ----------
Underwriting, acquisition and insurance expenses
    before reduction by ceding commissions earned        $ 28,183        $ 22,043        $  6,140
Less:  Ceding commissions earned                            4,937           2,331           2,606
                                                         --------        --------        --------
Underwriting, acquisition and insurance expenses         $ 23,246        $ 19,712        $  3,534
                                                         ========        ========        ========

         The increase in underwriting, acquisition and insurance expenses is primarily due to higher policy acquisition costs in 2001 as compared to 2000. Certain premiums, principally workers compensation and accident and health, have higher acquisition costs than the Company's medical malpractice premiums. The increase in these premiums in 2001 over 2000 (see Premiums above) is the principal reason for the increase in acquisition costs.

         The increase in ceding commissions earned for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 is principally due to higher ceded workers compensation and accident and health premiums.

Income Taxes

         The Company's income tax provision is significantly affected by tax-exempt income from securities. Tax-exempt income was relatively unchanged from 2000 to 2001. Because of the substantial decrease in income before taxes, the Company has a $1.0 million income tax benefit for the six months ended June 30, 2001, compared to $2.9 in income tax expense for the same period in 2000. The effective tax benefit rate was (23%) for the six months ended June 30, 2001, compared to an effective tax expense rate of 17% for the same period in 2000.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

         The Company will be impacted in 2002 by Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The primary impact on the Company is expected to be the elimination of charges from the amortization of goodwill. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for more information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to various market risks, including both interest rate risk and equity price risk. Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in market interest rates. The Company handles market risks in accordance with its established investment policies. The goal of these policies is to implement a strategic asset allocation that maximizes the long-term rate of return at a minimum level of risk given a set of asset classes and restrictions. Market risk control relates principally to ratings of issuers and length to maturity. The Company does not enter into derivative transactions.

         At June 30, 2001, fixed maturity securities totaling $1,262 million, at fair value, including unrealized gains of $5.3 million, comprised 86% of the Company's invested assets of $1,474 million. Thus, the most significant market risk to the Company is interest rate risk related to the fixed maturity portfolio. The Company believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates may significantly impact the fair value of this portfolio.

         Modified duration is one common measure of the interest-sensitivity of fixed-maturity securities. Stated simply, modified duration is a calculation that takes stated maturity, yields and call features into consideration to predict an average age of expected cash flows related to a security.

         The Company estimates that the fair value of its fixed maturity portfolio and the weighted average modified duration would respond to fluctuations in market interest rates as follows:



                   Professional Liability Lines                 Property and Casualty Lines
               -----------------------------------          ----------------------------------
                Portfolio   Change in     Modified           Portfolio   Change in    Modified
 Interest         Value       Value       Duration             Value       Value      Duration
   Rates       $ Millions   $ Millions      Years           $ Millions  $ Millions      Years
------------   ----------   ----------    --------          ----------  ----------    --------
   +2%           $  996        -$88          4.37             $163.3      -$14.5        4.17
   +1%           $1,039        -$45          4.40             $170.5      -$ 7.3        4.13
Current rate*    $1,084         $ 0          4.32             $177.8       $ 0.0        3.82
   -1%           $1,129         $45          4.15             $184.6       $ 6.8        3.50
   -2%           $1,175         $90          4.11             $191.2       $13.4        3.49

*Current rates are as of June 30, 2001.

         At June 30, 2001 the fair value of the Company's investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $51.5 million, which included net unrealized losses of $4.9 million. These securities are subject to equity price risk. A hypothetical 10% increase in the market prices as of June 30, 2001 would increase the fair value of these securities to $56.6 million; a hypothetical 10% decrease would reduce the fair value to $46.4 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         At June 30, 2001 the Company had investments in preferred stocks carried at fair value of $65.5 million, which also approximated amortized cost. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

         The Company's cash and short-term investment portfolio at June 30, 2001 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.


FORWARD LOOKING STATEMENTS

         The U.S. securities laws, including the Private Securities Litigation Reform Act of 1995, provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements (identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate" and other analogous expressions) including statements concerning: earnings, losses, capital requirements, loss reserves, the retention of current business, competition, the expansion of product lines, the development or acquisition of business in new geographical areas, the consolidation with Medical Assurance and Professionals Group and other matters.

         These forward-looking statements are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Due to such risks and uncertainties, readers are urged not to place undue reliance on forward-looking statements. All forward-looking statements included in this document are based upon information available to the Company on the date hereof and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Risks which could adversely affect the Company's operations and/or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

         - underwriting losses on the risks the Company insures are higher or lower than expected;

         - unexpected changes in loss trends which might require the reevaluation of the liability for loss and loss adjustment expenses, thus resulting in an increase or decrease in the liability and a corresponding adjustment to earnings;

         - the Company's ability to retain current business, acquire new business, expand product lines and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict;

         - changes in the interest rate environment and/or the securities markets that adversely impact the fair value of the Company's investments or operations;

         - inability of the Company to achieve continued growth through expansion into other states or through acquisitions or business combinations;

         -        general economic conditions that are worse than anticipated;

         - inability to obtain regulatory approval of, or to implement, premium rate increases;

         - changes in the legal system that affect the frequency and severity of claims;

         - significantly increased competition among insurance providers and related pricing weaknesses in some markets;

         - changes in the availability, cost, quality, or collectibility of reinsurance; and

         - regulatory and legislative actions or decisions that adversely affect the Company.

         For every forward-looking statement, the Company claims the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

    99.1 Release and Severance Compensation Agreement between Vic Adamo and Professionals Group, dated June 27, 2001.

(b)      Reports on 8-K.

         Report on Form 8-K, dated May 8, 2001 reporting Medical Assurance news release regarding first quarter results and merger update.

         Report on Form 8-K, dated May 10, 2001 reporting Medical Assurance news release regarding final financing arrangements for Professionals Group transaction.

         Report on Form 8-K, dated May 25, 2001 reporting Medical Assurance news release regarding the preliminary results of the portfolio adjustment calculation for Professionals Group transaction.

         Report of Form 8-K, dated June 7, 2001 reporting Medical Assurance news release regarding the final portfolio adjustment and regulatory approval for Professionals Group transaction.

         Report on Form 8-K, dated June 26, 2001 reporting Medical Assurance news release regarding Medical Assurance shareholder approval of the Professionals Group transaction.



                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ProAssurance Corporation




  August 13, 2001                               By: /s/ James J. Morello
                                                    ---------------------------
                                                James J. Morello, Treasurer
                                                (duly authorized officer and
                                                principal financial officer)