Form 10-Q/A
period 2001-06-30
PROASSURANCE CORP
filed 2001-08-17
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                  Amendment #1

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2001 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to       .
                                                             ------    ------

Commission file number 0-16533

                            ProAssurance Corporation*
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       63-1261433
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                          35209
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

                                     PREFACE

The purpose of this Amendment #1 to FORM 10-Q for the quarterly period ended June 30, 2001 is to correct Part II, Item 6(b) Reports on 8-K.

As submitted, the first filing of Form 10-Q omitted the phrase "as amended by the Form 8 K/A dated May 18, 2001" from the description of the report on Form 8-K dated May 10, 2001 included in Part II, Item 6(b) Reports on 8-K. This amendment will correct this typographical error.

As required by rule 12(b)-15, the registrant is submitting all of Part II,
Item 6 (b) with amendment followed by the signature page.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Release and Severance Compensation Agreement between Vic Adamo and Professionals Group, dated June 27, 2001.

(b)      Reports on 8-K.

         Report on Form 8-K, dated May 8, 2001 reporting Medical Assurance news release regarding first quarter results and merger update.

         Report on Form 8-K, dated May 10, 2001, as amended by the Form 8-K/A dated May 18, 2001, reporting Medical Assurance news release regarding final financing arrangements for Professionals Group transaction.

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


                                                 ProAssurance Corporation




August 17, 2001                                  By: /s/ James J. Morello
                                                     ---------------------------
                                                 James J. Morello, Treasurer
                                                 (duly authorized officer and
                                                 principal financial officer)