Form 10-Q
period 2001-09-30
PROASSURANCE CORP
filed 2001-11-14
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended SEPTEMBER 30, 2001 or ______
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______ to ______.

Commission file number 0-16533

                            ProAssurance Corporation*
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      63-1261433
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                         35209
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


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

As of November 8, there were 25,779,390 shares of the registrant's common stock outstanding.

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

             Condensed Consolidated Balance Sheets.............................................................3

             Condensed Consolidated Statements of Changes in Capital...........................................4

             Condensed Consolidated Statements of Income.......................................................5

             Condensed Consolidated Statements of Cash Flows...................................................6

             Notes to Condensed Consolidated Financial Statements..............................................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................................................13

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................22

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................................................24

   Signatures.................................................................................................24

                             PROASSURANCE CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets (Unaudited)
                                 (in thousands, except share data)

                                                                                     SEPTEMBER 30          December 31
                                                                                        2001                  2000
                                                                                      -----------         -----------
ASSETS
Investments:
     Fixed maturities available for sale, at fair value                               $ 1,334,429         $   603,497
     Equity securities available for sale, at fair value                                  104,064              80,872
     Real estate, net                                                                      12,976              11,237
     Short-term investments                                                                70,349             100,920
                                                                                      -----------         -----------
Total investments                                                                       1,521,818             796,526
Cash and cash equivalents                                                                  58,698               8,550
Premiums receivable                                                                        94,074              54,405
Receivable from reinsurers on unpaid losses
       and loss adjustment expenses                                                       388,085             166,202
Prepaid reinsurance premiums                                                               17,898               2,704
Deferred taxes                                                                             87,975              30,757
Other assets                                                                              106,266              63,692
                                                                                      -----------         -----------
                                                                                      $ 2,274,814         $ 1,122,836
                                                                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
        Reserve for losses and loss adjustment expenses                               $ 1,454,856         $   659,659
        Unearned premiums                                                                 193,514              78,495
        Reinsurance premiums payable                                                       41,316              27,249
                                                                                      -----------         -----------
     Total policy liabilities                                                           1,689,686             765,403
     Other liabilities                                                                     56,840              12,266
     Long-term debt                                                                        85,000                  --
                                                                                      -----------         -----------
Total liabilities                                                                       1,831,526             777,669

Minority interests                                                                         22,086                  --

Commitments and contingencies                                                                  --                  --

Stockholders' equity:
     Common stock, par value $0.01 and $1 per share in 2001 and 2000, respectively; 100,000,000 shares authorized; 25,899,847 and 25,105,441
        shares issued, respectively                                                           259              25,107
     Additional paid-in capital                                                           260,853             231,988
     Accumulated other comprehensive income (loss), net of
        deferred taxes (benefit) of $212 and $(460), respectively                          15,679                (854)
     Retained earnings                                                                    144,453             136,257
                                                                                      -----------         -----------
                                                                                          421,244             392,498
     Less treasury stock at cost, 120,457 and
         2,437,503 shares, respectively                                                       (42)            (47,331)
                                                                                      -----------         -----------
Total stockholders' equity                                                                421,202             345,167
                                                                                      -----------         -----------

Total liabilities and stockholder's equity                                            $ 2,274,814         $ 1,122,836
                                                                                      ===========         ===========

See accompanying notes.

                    ProAssurance Corporation and Subsidiaries
      Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                (in thousands)



                                                                   Accumulated
                                                                      Other                        Other
                                                                  Comprehensive   Retained        Capital
                                                      Total          Income       Earnings        Accounts
                                                    ---------     -------------   ---------       --------
Balance at December 31, 2000                        $ 345,167       $   (854)      $136,257      $ 209,764

Comprehensive income
     Net income                                         8,196             --          8,196             --
     Other comprehensive income, net of tax
        Unrealized gains on securities, net of
           reclassification adjustment of $1,334
           for gains included in net income, and
           unrealized gains attributable to
           minority interests of $442                  16,533         16,533             --             --
                                                    ---------
     Comprehensive income                              24,729

Common stock issued for compensation                       19             --             --             19

Stock options exercised                                   164                                          164

Equity issued in consolidation:
     Common stock issued to Professionals
        Group shareholders                             49,495             --             --         49,495
     Fair value of options assumed                      2,952             --             --          2,952

Purchase of treasury stock                             (1,324)            --             --         (1,324)

                                                    ---------       --------      ---------       --------
Balance at September 30, 2001                       $ 421,202       $ 15,679       $144,453      $ 261,070
                                                    -========       ========      =========       ========


                                                                   Accumulated
                                                                      Other                        Other
                                                                  Comprehensive   Retained        Capital
                                                      Total          Income       Earnings        Accounts
                                                    ---------     -------------   ---------       --------
Balance at December 31, 1999                        $ 325,724       $(5,424)      $111,957      $ 219,191

Comprehensive income
     Net income                                        19,300            --         19,300             --
     Other comprehensive income, net of tax
        Unrealized gains on securities, net of
           reclassification adjustment of $473
           for gains included in net income             3,239         3,239             --             --
                                                    ---------
     Comprehensive income                              22,539

Common stock issued for compensation                       40            --             --             40

Purchase of treasury stock                             (8,830)           --             --         (8,830)
                                                    ---------       --------      ---------       -------
Balance at September 30, 2000                       $ 339,462       $(2,185)      $131,257      $ 210,401
                                                    -========       ========      =========       =======


                                       4
See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)


                                            Three Months Ended             Nine Months Ended
                                               September 30                   September 30
                                         ------------------------       -------------------------
                                            2001           2000            2001            2000
                                         ---------       --------       ---------       ---------
Revenues:
        Gross premiums written           $ 132,177       $ 62,371       $ 262,605       $ 167,849
                                         =========       ========       =========       =========

     Premiums earned                     $ 127,033       $ 56,901       $ 250,178       $ 157,472
     Premiums ceded                        (21,541)       (12,338)        (48,464)        (31,795)
                                         ---------       --------       ---------       ---------
     Net premiums earned                   105,492         44,563         201,714         125,677
     Net investment income                  20,226         10,072          40,164          29,679
     Other income                            2,487            810           4,727           2,679
                                         ---------       --------       ---------       ---------
Total revenues                             128,205         55,445         246,605         158,035

Expenses:
     Losses and loss
        adjustment expenses                124,764         49,105         240,192         132,147
     Reinsurance recoveries                (23,425)        (8,620)        (48,064)        (25,826)
                                         ---------       --------       ---------       ---------
     Net losses and loss
        adjustment expenses                101,339         40,485         192,128         106,321
     Underwriting, acquisition
        and insurance expenses              22,812          9,145          46,058          28,857
     Interest expense                        1,533             --           1,616              --
                                         ---------       --------       ---------       ---------
Total expenses                             125,684         49,630         239,802         135,178
                                         ---------       --------       ---------       ---------

Income before income taxes
     and minority interest                   2,521          5,815           6,803          22,857
Provision for income taxes:
     Current expense (benefit)               1,065          1,528            (320)          3,243
     Deferred expense                       (2,291)          (913)         (1,884)            314
                                         ---------       --------       ---------       ---------
                                            (1,226)           615          (2,204)          3,557
                                         ---------       --------       ---------       ---------

Income before minority interest              3,747          5,200           9,007          19,300
                                         ---------       --------       ---------       ---------

Minority interest                             (811)            --            (811)             --
                                         ---------       --------       ---------       ---------

Net income                               $   2,936       $  5,200       $   8,196       $  19,300
                                         =========       ========       =========       =========


Earnings per share:
     Net income--basic and diluted       $    0.11       $   0.22       $    0.35       $    0.83
                                         =========       ========       =========       =========


Weighted average number
     of common shares
     outstanding--basic and diluted         25,791         23,405          23,745          23,329
                                         =========       ========       =========       =========


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                      September 30
                                                                ------------------------
                                                                  2001            2000
                                                                ---------       --------
OPERATING ACTIVITIES
Net cash provided by operating activities                       $  49,760       $ 24,863

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                 (462,767)       (83,289)
Purchases of equity securities available for sale                  (4,924)       (33,923)
Proceeds from sale or maturities of fixed
     maturities available for sale                                448,035         93,273
Proceeds from sale of equity securities available for sale         12,562          8,913
Net decrease in short-term investments                             49,863          4,569
Cash used in consolidation                                       (196,304)            --
Cash acquired in consolidation                                     72,245             --
Other                                                              (2,003)        (6,533)
                                                                ---------       --------

Net cash used by investing activities                             (83,293)       (16,990)

FINANCING ACTIVITIES
Proceeds from long term debt                                      110,000             --
Repayment of debt                                                 (25,000)            --
Purchase of treasury stock                                         (1,319)        (8,770)
                                                                ---------       --------

Net cash provided by financing activities                          83,681         (8,770)

Increase (decrease) in cash and cash equivalents                   50,148           (897)

Cash and cash equivalents at beginning of period                    8,550         19,409
                                                                ---------       --------

Cash and cash equivalents at end of period                      $  58,698       $ 18,512
                                                                =========       ========


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation ("ProAssurance") and its subsidiaries (collectively the "Company"). ProAssurance is a holding company formed for the purpose of consolidating Medical Assurance, Inc. ("Medical Assurance") and Professionals Group, Inc. ("Professionals Group") as its wholly owned subsidiaries. Additional information about the consolidation is provided in Note 2. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2. CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP

         ProAssurance Corporation was formed on June 27, 2001 in a transaction referred to hereafter as the consolidation ("consolidation").

         The consolidation of Medical Assurance into ProAssurance was in the form of a corporate reorganization and was treated in a manner similar to a pooling of interests. Upon consummation of the consolidation, each outstanding share of Medical Assurance common stock, par value $1.00 per share, was converted into one share of ProAssurance common stock, par value $0.01 per share. Additionally, approximately 469,000 outstanding Medical Assurance options were converted into a like number of outstanding ProAssurance options.

         The consolidation of Professionals Group into ProAssurance was treated as a purchase transaction. Each outstanding share of Professionals Group common stock was converted into the right to receive, at the holder's election, either
(i) 0.897 of a share of ProAssurance common stock plus $13.47 in cash, or (ii) $27.47 in cash. Approximately 22.6 million ProAssurance shares were issued to Medical Assurance shareholders. Aggregate consideration paid to the Professionals Group shareholders consisted of approximately $196 million in cash and 3.2 million shares of ProAssurance common stock, valued at approximately $50 million. The fair value of the ProAssurance shares issued was $15.59 per share based on the average Medical Assurance common stock price for a few days prior to June 27, 2001. Additionally, outstanding options of approximately 274,000 Professionals Group common shares were converted to outstanding options of approximately 482,000 ProAssurance common shares. The estimated fair value of the options issued was approximately $3 million.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


         The total cost of the purchase transaction of approximately $252 million has been allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. The estimated fair value of identifiable assets acquired totaled $1,165 million and the estimated fair value of the liabilities assumed totaled $931 million. The estimated excess of the total cost of the acquisition over the fair value of net assets acquired of approximately $18 million was recorded as goodwill.

         The preliminary fair value of Professionals Group's reserves for losses and loss adjustment expenses and related reinsurance recoverables was estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables and includes a risk premium and a profit margin. In determining the preliminary fair value estimate, management discounted Professionals Group's historical GAAP undiscounted net loss reserves to present value assuming a 5% discount rate, which approximated the current U.S. Treasury rate at the date of consolidation. The discounting pattern was actuarially developed from Professionals Group's historical loss data. An expected profit margin of 5% was applied to the discounted loss reserves, which is consistent with management's understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing party in the purchase of loss reserves). Additionally, for the professional liability loss reserves of Professionals Group, an estimated risk premium of 5% was applied to the discounted reserves, which is deemed to be reasonable and consistent with expectations in the marketplace given the long-tail nature and the related high degree of uncertainty of such reserves. For the personal lines loss reserves (homeowners and automobile) of Professionals Group, an estimated risk premium of 2% was applied to discounted loss reserves as such reserves develop over a much shorter period of time and, generally, are less volatile than professional liability reserves.

         ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110 million term loan facility (see Note 8) and with internal funds generated from dividends paid to ProAssurance by Medical Assurance and Professionals Group at the time of closing.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


         The Company is required to incorporate Professionals Group's activity commencing upon the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition and lower investment income due to cash used to fund a portion of the consolidation, and related tax effects. Professional Group's nonrecurring and transaction related expenses were also excluded from the pro forma financial information. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results (in thousands, except per share data).


                                                ProForma Results
                                        Nine Months Ended September 30
                                        ------------------------------
                                             2001          2000
                                          ---------      --------
         Revenues                         $ 393,374      $359,004
                                          =========      ========

         Net income (loss)                $ (11,643)     $ 22,384
                                          =========      ========

         Net income (loss) per share
            Basic and Diluted             $   (0.46)     $    .84
                                          =========      ========

3. SEGMENT INFORMATION

         The Company operates in the United States of America and, prior to the consolidation, operated in only one reportable industry segment, which is providing professional liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care. The Company owns all the stock of The Medical Assurance Company, Inc., Medical Assurance of West Virginia, Inc., and ProNational Insurance Company ("ProNational"), which was acquired in the consolidation. These subsidiaries are property and casualty insurance companies that primarily provide professional liability insurance coverages and services to health care providers (the professional liability segment).

         As a result of the consolidation, the Company is now engaged in an additional segment, which is providing personal property and casualty insurance to individuals (the personal lines segment). At September 30, 2001, the Company owns 84.05% of the stock of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its wholly-owned subsidiary, MEEMIC Insurance Company.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


         The accounting policies are consistent with those described in the basis of presentation footnote of the Company's consolidated financial statements. Identifiable assets of the Company are primarily cash and marketable securities. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of the Company are allocated to the reportable operating segments. Other than investment income earned directly by the parent company and interest expense related to long-term debt held by the parent, all revenues and expenses of the Company are allocated to the operating segments for purposes of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers.

         The table below provides a reconciliation of segment information to total consolidated information (in millions).


                                                          Three months ended                      Nine months ended
                                                             September 30                            September 30
                                                     -----------------------------          -----------------------------
                                                        2001                2000               2001                2000
                                                     ---------           ---------          ---------           ---------
         Revenues:
               Professional liability lines          $    90.1           $    55.4          $   208.5           $   158.0
               Personal lines                             37.7                  --               37.7                  --
               Corporate and other                         0.4                  --                0.4                  --
                                                     ---------           ---------          ---------           ---------
                     Total revenues                  $   128.2           $    55.4          $   246.6           $   158.0
                                                     =========           =========          =========           =========

         Net Income (Loss):
               Professional liability lines          $    (0.3)          $     5.2          $     4.9           $    19.3
               Personal lines                              4.0                  --                4.0                  --
               Corporate and other                        (0.8)                 --               (0.7)                 --
                                                     ---------           ---------          ---------           ---------
               Total net income (loss)               $     2.9           $     5.2          $     8.2           $    19.3
                                                     =========           =========          =========           =========


                                                            September 30
                                                     ---------------------------
                                                        2001              2000
                                                     ---------         ---------
         Identifiable Assets:
               Professional liability lines          $ 2,013.8         $ 1,150.4
               Personal lines                            261.0                --
               Corporate and other                          --                --
                                                     ---------         ---------
               Total assets                          $ 2,274.8         $ 1,150.4
                                                     =========         =========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


4. INVESTMENTS

         Proceeds from sales of investments in fixed maturities and equity securities available for sale were approximately $362.5 million and $64.8 million for the nine month periods ended September 30, 2001 and 2000, respectively. Gross realized gains on such sales were approximately $3.7 million and $2.6 million for the nine month periods ended September 30, 2001 and 2000, respectively; gross realized losses on such sales were approximately $2.1 million and $1.9 million for the nine month periods ended September 30, 2001 and 2000, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $1,413.7 million and $685.7 million at September 30, 2001 and December 31, 2000, respectively.


5. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The reserves were evaluated and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business.

         Because of the increasing trends in severity and frequency of professional liability claims recognized by the Company, the average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years per exposure unit. Although such average remains within the level contemplated by the previously established reserves, the Company did not recognize any favorable prior year development during the three and nine months ended September 30, 2001 versus $5.0 million and $22.5 million recognized during the comparable periods of 2000.

         The Company's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.


6. DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $25.2 million and $15.5 million for the nine months ended September 30, 2001 and 2000, respectively.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


7. INCOME TAXES

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income (loss) before taxes because much of the Company's investment income is tax-exempt.


8. LONG-TERM DEBT

         On June 27, 2001, the Company borrowed $110 million under a term loan facility in order to fund the consolidation. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate as elected from time to time by the Company. At September 30, 2001 the interest rate was 4.35%. The debt requires quarterly principal repayments of $2.5 million. Beginning in 2003, the Company must also repay an annual installment equal to the lesser of $15 million or the amount by which 50% of the adjusted parent-only annual cash flow of the Company exceeds the minimum quarterly payments for such year. On September 30, 2001 the Company made a $25 million payment, including a $22.5 million prepayment, on the debt thereby reducing the principal balance to $85 million.


         Excluding annual cash flow repayments, the remaining aggregate amounts of maturities of long-term debt for the next five years are as follows: 2001, $5 million; 2002 through 2004, $10 million each year; and 2005 the remaining balance becomes due on September 30.

         The term loan is part of a credit facility provided to the Company by a bank syndicate under the terms of a credit agreement that also provides for a line of credit in the amount of $40 million. Borrowings under the line of credit are repayable in full in two years, subject to renewal. The Company has not borrowed any funds under the line of credit.

         The credit agreement, as is customary for credit agreements of this size and nature, requires the Company to maintain certain financial standards, otherwise known as loan covenants, of which the Company was in compliance with as of September 30, 2001.


9. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

         ProAssurance Corporation has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At September 30, 2001, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


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


11.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which supersedes Opinion 17, Intangible Assets. Both statements are effective for fiscal years beginning after December 15, 2001. The new rules address how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment. If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Income. SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. Intangible assets affected by this pronouncement totaled $23 million at September 30, 2001, including $18 million of goodwill resulting from the consolidation. The Company has determined there are no impaired intangible assets as of September 30, 2001. Thus, adopting these pronouncements would not affect the current results of operations with any additional charges for impairment, but would eliminate amortization expense recorded related to such intangibles. For the three and nine months ended September 30, 2001 the related amortization expense totaled $0.2 million and $0.5 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses (LAE), and operating expenses in the ordinary course of business and debt service are currently the Company's principal need for liquid funds. Cash provided from the ordinary course of business was sufficient during the first nine months of 2001 to meet those needs, and the Company believes those sources will be sufficient to meet its cash needs for at least the next twelve months. The Company believes that its reserves for losses and LAE are adequate to discharge outstanding contractual liabilities.

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

         ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110.0 million term loan and with internal funds generated from dividends paid by Medical Assurance and Professionals Group at the time of closing. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information regarding the term loan. The term loan was made pursuant to a credit agreement with the lending banks, a copy of which was filed as an exhibit to the ProAssurance Form 8-K/A dated May 18, 2001.

         The cash requirements of the consolidation were less than originally anticipated by management because fewer Professionals Group shareholders elected to receive an all-cash distribution. On September 30, 2001 the Company made a $22.5 million prepayment against the term loan as well as the required quarterly repayment of $2.5 million. As a result, the Company anticipates that both interest expense and investment income will be reduced in future periods as compared to the third quarter of 2001.

         The Company's long-term debt is held and serviced by the parent holding company, ProAssurance, substantially all of whose cash flow is derived from the dividends of its operating insurance subsidiaries. The Company anticipates being able to meet debt service requirements over the next twelve months without additional regulatory approval for dividends.

         The Company did not repurchase any of its shares during the third quarter but has a total of 1.03 million shares remaining from stock repurchase authorizations granted to Medical Assurance prior to the consolidation. These authorizations will be used to repurchase ProAssurance shares.

RESULTS OF OPERATIONS--OVERVIEW


         The Company operates in the United States of America in two reportable insurance industry segments: professional liability and personal lines.

         The Company's professional liability insurance segment provides professional liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care. This segment is principally made up of its three operating insurance subsidiaries: The Medical Assurance Company, Inc., ProNational Insurance Company and Medical Assurance of West Virginia, Inc. ProNational was acquired on June 27, 2001 as a result of the Company's consolidation.

         The professional liability segment also includes accident and health, workers compensation and multi-line insurance. The Company has curtailed its participation in these lines of business and expects substantial reductions in premiums written over the next twelve months. Earned premiums will taper off more slowly, reflecting the written premium volumes of earlier periods.

         The Company's personal lines insurance segment provides personal property and casualty insurance to individuals. The Company's personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001 as a result of the Company's consolidation.

         All revenues and expenses of the Company are allocated to the operating segments, other than investment income earned directly by the parent company and interest expense related to long-term debt held by the parent. All of the interest expense is attributable to the long-term debt incurred by the parent corporation in the consolidation.

RESULTS OF OPERATIONS - PROFESSIONAL LIABILITY INSURANCE SEGMENT

          Unaudited financial data for the Company's professional liability insurance segment for the three and nine months ended September 30, 2001 and 2000 are summarized in the table below (in thousands).

                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30                               SEPTEMBER 30
                                              ------------------------------------      --------------------------------------
                                                                         INCREASE                                     INCREASE
                                                2001          2000       (DECREASE)       2001           2000        (DECREASE)
                                              --------      --------      --------      ---------      ---------     ---------
Gross premiums written                        $ 95,458      $ 62,371      $ 33,087      $ 225,886      $ 167,849      $ 58,037
                                              ========      ========      ========      =========      =========      ========

Revenues:
                Premiums earned               $ 91,757        56,901      $ 34,856      $ 214,902        157,472      $ 57,430
                Premiums ceded                 (21,125)      (12,338)       (8,787)       (48,048)       (31,795)      (16,253)
                                              --------        ------      --------      ---------        -------      --------
                Net premiums earned             70,632        44,563        26,069        166,854        125,677        41,177
                Net investment income           17,344        10,072         7,272         37,226         29,679         7,547
                Other income                     2,134           810         1,324          4,376          2,679         1,697
                                              --------        ------      --------      ---------        -------      --------
Total revenues                                  90,110        55,445        34,665        208,456        158,035        50,421

Expenses:
                Net losses and loss
                   adjustment expenses          78,208        40,485        37,723        168,997        106,321        62,676
                Underwriting, acquisition
                   and insurance expenses       14,749         9,145         5,604         37,995         28,857         9,138
                                              --------        ------      --------      ---------        -------      --------
Total expenses                                  92,957        49,630        43,327        206,992        135,178        71,814
                                              --------        ------      --------      ---------        -------      --------

Income (loss)
                before income taxes             (2,847)        5,815        (8,662)         1,464         22,857       (21,393)
                                              ========        ======      ========      =========        =======      ========

Premiums

 Premiums written:

         Two factors have a pervasive impact on the results of operations for the three and nine month periods ended September 30, 2001, as compared to the same periods of 2000. First, Professionals Group's operating results have been included in Company results since the effective date of the consolidation (accounted for as a purchase transaction) on June 27, 2001. Substantially all of the increase in premiums written for the three month period is attributable to this consolidation.

         Second, the Company has continued to implement rate increases based on current loss trends (see discussion under "Losses"); additional rate increases are planned. However, the higher rates may result in a greater loss of insureds in future periods. To date, premiums renewed at the higher rates coupled with new business have substantially offset the effect of premiums lost due to higher rates. Rate increases implemented after October 1, 2000 have not yet been fully reflected in earned premiums since premiums are earned over the entire policy period (usually one-year) after the policy is written. The additional increase in premiums written for the nine month period ending September 30, 2001 is principally attributable to the effect of rate increases.


Net premiums earned:

         As with written premiums, the increase in earned premiums for the three month period ended September 30, 2001 is primarily attributable to the consolidation. The increase for the nine month period ended September 30, 2001 beyond the consolidation increase is due to new business and to premiums earned at higher rates, offset by premiums not renewed.

         The Company purchases reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations.

         Approximately 50% and 30% of the increase in ceded premiums earned for the three and nine month periods ended September 30, 2001, respectively, is due to the consolidation. The remaining increase for both the three and nine month periods is due to higher cessions of Medical Assurance premiums. Beginning with the fourth quarter of 2000, Medical Assurance increased its cessions to reinsurers in certain states, i.e. decreased its retention. Additionally, in the third quarter of 2001 there was a shift such that a higher proportion of the Company's earned premiums were subject to reinsurance. Thus Medical Assurance ceded premiums earned have increased throughout the nine month period with a more pronounced effect occurring in the third quarter.

         Included in net earned premiums for the nine month periods ended September 30, 2001, and 2000 are accident and health, workers compensation and multi-line premiums of approximately $30.8 million and $23.0 million, respectively. The Company has previously disclosed its commitment to discontinue writing most of these premiums and expects substantially decreased premiums from this source in future periods. The increase primarily reflects higher rates charged on this business.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current accident year loss ratio are summarized in the following table (dollars in thousands). The current accident year loss ratio is calculated by dividing current accident year incurred losses by net premiums earned.

                                    Three months ended                 Nine months ended
                                       September 30                      September 30
                                 ------------------------         --------------------------
                                    2001           2000              2001             2000
                                 ---------       --------         ---------        ---------
Incurred loss related to:
    Current accident year        $  78,208       $ 45,485         $ 168,997        $ 128,821
    Prior accident years                --         (5,000)               --          (22,500)
                                 ---------       --------         ---------        ---------
Net incurred loss                $  78,208       $ 40,485         $ 168,997        $ 106,321
                                 =========       ========         =========        =========

Current accident
       year net loss ratio             111%           102%              101%             103%
                                 =========       ========         =========        =========

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


         The increase in current year net losses for both the three and nine month periods is primarily due to the losses incurred related to the additional premiums earned as a result of the Professionals Group consolidation. Company losses for the nine months ended September 30, 2001 only include Professionals Group losses since the consolidation date of June 27, 2001 and thus are not indicative of the results that would have been obtained had the consolidation occurred January 1, 2001.

         The increase in the current year net loss ratio for the comparative three month period is principally due to the consolidation. The Company implemented rate increases based on current loss trends (see below); additional rate increases are planned. Rate increases implemented after October 1, 2000 have not yet been fully reflected in earned premiums since premiums are earned over the entire policy period (usually one-year) after the policy is written. The Company expects its loss ratio to decrease as these historical and prospective rate increases are earned, provided the loss costs do not exceed those projected in the rate filings.

         Because of increasing trends in severity and frequency of claims, the average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years per exposure unit. Although such average remains within the level contemplated by the previously established reserves, the Company did not recognize any favorable prior year development during the three and nine months ended September 30, 2001.

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


Investment Income

         The increase in investment income for both the three and the nine month periods ended September 30, 2001 as compared to the same periods of 2000 is due to the increase in invested assets that resulted from the consolidation of Professionals Group. The weighted average investment yield for the fixed maturity portfolio at September 30, 2001 was approximately 5.8%. The composition of the portfolio is continually reviewed to achieve a high level of after-tax return while minimizing risk.


Underwriting, Acquisition and Insurance Expenses

         The increase in underwriting, acquisition and insurance expenses for the three month period is primarily due to the consolidation. The Company is required by most states to be a member of its insolvency or guaranty fund association and, as such, must make payments to the association when so assessed by the state. Third quarter expenses also include approximately $500,000 of state guarantee fund assessments that have no counterpart in the third quarter of 2000.

         The increase in underwriting, acquisition and insurance expenses shown for the nine month period is due both to the Professionals Group consolidation, as discussed, and to higher acquisition expenses incurred during the first two quarters of 2001 related to accident and health and multi-line premiums. The Company has previously disclosed its commitment to discontinue writing most of these policies and expects substantially decreased premiums and expenses from this source in future periods.

RESULTS OF OPERATIONS - PERSONAL LINES INSURANCE OPERATIONS SEGMENT

         Unaudited financial data for the Company's personal lines insurance segment for the three months ended September 30, 2001 are summarized in the table below (in thousands).

          Gross premiums written                 $ 36,719
                                                 ========
          Revenues:
              Premiums earned                    $ 35,276
              Premiums ceded                         (416)
                                                 --------
              Net premiums earned                  34,860
              Net investment income                 2,498
              Other income                            352
                                                 --------
          Total revenues                           37,710

          Expenses:
              Net losses and loss
                 adjustment expenses               23,131
              Underwriting, acquisition
                 and insurance expenses             8,063
                                                 --------
          Total expenses                           31,194
                                                 --------

          Income before income taxes and
              minority interest                  $  6,516
                                                 ========

         The Company's personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001 as a result of the Company's consolidation. MEEMIC is a property casualty insurance company that writes private passenger automobile, homeowner, boat and umbrella insurance products for individuals. MEEMIC Insurance Company is a wholly-owned subsidiary of MEEMIC Holdings, Inc., which in turn is an 84.05% owned subsidiary of Professionals Group and the Company. MEEMIC Holdings, Inc. is publicly traded on the NASDAQ National Market (symbol "MEMH"). For additional information about MEEMIC and comparative analysis to periods prior to the Company's consolidation, see the MEEMIC Holdings, Inc. September 30, 2001 quarterly report on Form 10Q filed with the Securities and Exchange Commission.

Net premiums written and net premiums earned for MEEMIC are as follows:

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30
                                                   2001
                                            -------------------
          Net premiums written:
              Personal automobile               $30,702
              Homeowners                          5,464
              Boat                                  128
              Umbrella                                1
                                                -------
          Total                                 $36,295
                                                =======

          Net premiums earned:
              Personal automobile               $30,639
              Homeowners                          4,137
              Boat                                   83
              Umbrella                                1
                                                -------
          Total                                 $34,860
                                                =======


Net losses and LAE for MEEMIC are as follows:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                                    2001
                                                       -------------------------------
                                                        Losses             % of Earned
                                                        and LAE              Premiums
                                                       ---------           ------------
          Net Losses:
             Personal automobile                       $17,765               58.0%
             Homeowners                                  2,944               71.2%
             Boat                                           48               57.8%
                                                       -------

                Total net losses                       $20,757               59.5%

          Loss adjustment expenses (LAE)                 2,374                6.8%
                                                       -------
                Total net losses and LAE               $23,131               66.4%
                                                       =======

         Investment income for the three months ended September 30, 2001 was attributable primarily to interest income. The weighted average investment yield for the three month period ended September 30, 2001 was 5.0%.

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

         At September 30, 2001, fixed maturity securities totaling $1,334 million, at fair value, including unrealized gains of $33.2 million, comprised 88% of the Company's invested assets of $1,522 million. Thus, the most significant market risk to the Company is interest rate risk related to the fixed maturity portfolio. The Company generally believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates may significantly impact the fair value of this portfolio.

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

         The Company estimates that the fair value of its fixed maturity portfolio and the weighted average modified duration would respond to fluctuations in market interest rates as follows:


                    Portfolio    Change in    Modified
     Interest         Value        Value      Duration
      Rates         $ Millions  $ Millions     Years
                    ----------  ----------    --------
       +2%            $1,216        -$118      4.31
       +1%            $1,273        -$ 61      4.26
     Current rate*    $1,334          $ 0      4.09
       -1%            $1,390         $ 56      3.94
       -2%            $1,453         $119      3.95

*Current rates are as of September 30, 2001.

         At September 30, 2001 the fair value of the Company's investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $44.9 million, which included net unrealized losses of $10.6 million. These securities are subject to equity price risk. A hypothetical 10% increase in the market prices as of September 30, 2001 would increase the fair value of these securities to $49.4 million; a hypothetical 10% decrease would reduce the fair value to $40.4 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         At September 30, 2001 the Company had investments in preferred stocks carried at fair value of $59.1 million, which included net unrealized gains of $2.2 million. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

         The Company's cash and short-term investment portfolio at September 30, 2001 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.


FORWARD LOOKING STATEMENTS

         The U.S. securities laws, including the Private Securities Litigation Reform Act of 1995, provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements (identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate" "project" and other analogous expressions) including statements concerning: liquidity and capital requirements, losses and loss reserves, premium rates and retention of current business, competition, the expansion of product lines, the development or acquisition of business in new areas, the consolidation with Medical Assurance and Professionals Group and other matters.

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

PART II - OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Release and Severance Compensation Agreement between Lynn M. Kalinowski and MEEMIC Holdings, Inc. dated July 1, 2001.

         Release and Severance Compensation Agreement between William P. Sabados and MEEMIC Holdings, Inc dated July 1, 2001.

(b)      Reports on 8-K.

         Report on Form 8-K dated July 12, 2001 reporting the completion of the consolidation of Medical Assurance, Inc. and Professionals Group by ProAssurance Corporation.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ProAssurance Corporation




  November 12, 2001                By: /s/ Howard H. Friedman
                                        -----------------------------
                                   Howard H. Friedman, Chief Financial Officer
                                   (Duly authorized officer and
                                   principal financial officer)