Form 10-Q/A
period 2001-09-30
PROASSURANCE CORP
filed 2001-11-19
CIK 1127703

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2001 or ______
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-16533

                           ProAssurance Corporation*
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    63-1261433
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                                     35209
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (205) 877-4400
                       ---------------------------------
                        (Registrant's telephone number,
                              including area code)

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

                                    PREFACE


The purpose of this Amendment #1 to FORM 10-Q for the quarterly period ended September 30, 2001 is to correct a typographical error on the Condensed Consolidated Balance Sheets included in Part 1.

The September 30, 2001 amount disclosed on the face of the balance sheets for deferred taxes deducted from Accumulated Other Comprehensive Income should have been $8,443, not $212 as shown in the original filing (amounts in thousands). The attached replacement balance sheets reflect the correct disclosure. The correction affects no other information in the financial statements.

As required, the registrant is submitting amended Condensed Consolidated Balance Sheets that reflect the correct disclosure, followed by the signature page.

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
                                                                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
        Reserve for losses and loss adjustment expenses                               $ 1,454,856         $   659,659
        Unearned premiums                                                                 193,514              78,495
        Reinsurance premiums payable                                                       41,316              27,249
                                                                                      -----------         -----------
     Total policy liabilities                                                           1,689,686             765,403
     Other liabilities                                                                     56,840              12,266
     Long-term debt                                                                        85,000                  --
                                                                                      -----------         -----------
Total liabilities                                                                       1,831,526             777,669

Minority interests                                                                         22,086                  --

Commitments and contingencies                                                                  --                  --

Stockholders' equity:
     Common stock, par value $0.01 and $1 per share in 2001 and 2000, respectively; 100,000,000 shares authorized; 25,899,847 and 25,105,441
        shares issued, respectively                                                           259              25,107
     Additional paid-in capital                                                           260,853             231,988
     Accumulated other comprehensive income (loss), net of
        deferred taxes (benefit) of $8,443 and $(460), respectively                        15,679                (854)
     Retained earnings                                                                    144,453             136,257
                                                                                      -----------         -----------
                                                                                          421,244             392,498
     Less treasury stock at cost, 120,457 and
         2,437,503 shares, respectively                                                       (42)            (47,331)
                                                                                      -----------         -----------
Total stockholders' equity                                                                421,202             345,167
                                                                                      -----------         -----------

Total liabilities and stockholder's equity                                            $ 2,274,814         $ 1,122,836
                                                                                      ===========         ===========

See accompanying notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ProAssurance Corporation


November 19, 2001                            By: /s/James J. Morello
                                                -------------------------------
                                                James J. Morello, Chief
                                                Accounting Officer (Duly
                                                authorized officer and
                                                principal financial officer)