Form 10-K
period 2001-12-31
PROASSURANCE CORP
filed 2002-04-01
CIK 1127703

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
                  to          .
         --------    ---------

Commission file number: 001-16533

                            ProAssurance Corporation*
                            -------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      63-1261433
------------------------                    -----------------------------
(State of incorporation                  (I.R.S. Employer Identification No.)
 or organization)

                    100 Brookwood Place, Birmingham, AL 35209
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (205) 877-4400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
                Title of Each Class                On Which Registered
                -------------------           ----------------------------

Common Stock, par value $0.01 per share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                            None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 15, 2002 was $435,428,483.

As of March 15, 2002, the registrant had outstanding approximately 25,841,453 shares of its common stock.

*On June 27, 2001 Medical Assurance, Inc. (Commission file number 001-19439) and Professionals Group, Inc. (Commission file number 001-21223) became wholly owned subsidiaries of ProAssurance as more fully described herein.

                            Exhibit Index at page 79
                               Page 1 of 80 pages

Documents incorporated by reference in this Form 10-K:


         (i) The definitive proxy statement for the 2002 Annual Meeting of the stockholders of ProAssurance Corporation (Commission File No. 001-16533) is incorporated herein by reference into Part III of this report.

         (ii) The Registration Statement on Form S-4 with respect to the Common Stock of ProAssurance Corporation (Commission File No. 333-49378) is incorporated herein by reference into Part IV of this report.

         (iii) The ProAssurance Corporation Form 8-K for event occurring May 10, 2001 (Commission File No. 001-12129) is incorporated herein by reference into Part IV of this report.

         (iv) Registration Statement on Form S-4 with respect to the common stock of MAIC Holdings, Inc. (Commission File No. 33-91508) originally filed April 20, 1995 is incorporated by reference into Part IV of this report.

         (v) The MAIC Holdings, Inc. Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated herein by reference into Part IV of this report.

         (vi) The Registration Statement on Form S-4 with respect to the Common Stock of Professionals Group, Inc. (Commission File No. 333-3138) is incorporated herein by reference into Part IV of this report.

         (vii) The Registration Statement on Form S-4 with respect to the Common Stock of MEEMIC Holdings, Inc.(Commission File No. 333-66671) is incorporated herein by reference into Part IV of this report.

         (viii) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

         (ix) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

                                     PART 1

ITEM 1. BUSINESS

         General:

         ProAssurance Corporation ("ProAssurance Holding Company") is an insurance holding company incorporated under the laws of the state of Delaware on October 20, 2000. ProAssurance Holding Company was formed for the purpose of consolidating Medical Assurance, Inc. ("Medical Assurance") and Professionals Group, Inc. ("Professionals Group") as its wholly owned subsidiaries. ProAssurance Holding Company and its subsidiaries are collectively referred to as "ProAssurance". ProAssurance Holding Company commenced operations upon completion of the consolidation of Medical Assurance and Professionals Group (referred to hereafter as the "consolidation") on June 27, 2001 and began trading on the New York Stock Exchange (NYSE: PRA) the following day. ProAssurance Holding Company's principal executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209, and its telephone number is (205) 877-4400.

         The consolidation of Medical Assurance into ProAssurance Holding Company was in the form of a corporate reorganization and was treated in a manner similar to a pooling of interests. Upon consummation of the consolidation, each outstanding share of Medical Assurance common stock (NYSE:
MAI and SEC file number 001-19439) was converted into one share of ProAssurance common stock, and Medical Assurance common stock was delisted from the New York Stock Exchange.

         The consolidation of Professionals Group into ProAssurance Holding Company was treated as a purchase transaction. Each outstanding share of Professionals Group common stock (NASDAQ: PICM and SEC file number 001-21223) was converted into the right to receive, at the holder's election, either (i)
0.897 of a share of ProAssurance Holding Company common stock plus $13.47 in cash, or (ii) $27.47 in cash, and Professionals Group was delisted from the NASDAQ Stock Market(R). Additional information about the consolidation is provided in Note 2 to ProAssurance's consolidated financial statements.

         Medical Assurance was incorporated in 1995 under the name of MAIC Holdings, Inc. (changed to Medical Assurance, Inc. in 1998), to serve as an insurance holding company. Medical Assurance owns all of the capital stock of The Medical Assurance Company, Inc., an Alabama stock insurer ("MA-Alabama") and Medical Assurance of West Virginia, Inc., a West Virginia stock insurer ("MA-West Virginia"). These insurance subsidiaries provide professional liability insurance to physicians, hospitals, dentists and health care organizations.

         Professionals Group was incorporated in 1996 to serve as an insurance holding company. Professionals Group owns all of the capital stock of ProNational Insurance Company, a Michigan stock insurer ("ProNational") and, indirectly, ProNational Casualty Company, an Illinois stock insurer ("ProNational Casualty"). These insurance subsidiaries provide professional liability insurance to providers of health care services, and, to a limited extent, providers of legal services.

         Professionals Group also owns 84% of the capital stock of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded Michigan business corporation (NASDAQ: MEMH and SEC file number 001-14673), which owns all of the capital stock of MEEMIC Insurance Company, a Michigan stock insurer ("MEEMIC"). MEEMIC provides personal lines insurance (private passenger automobile, homeowners, boat and umbrella protection) in Michigan primarily to educational employees and their immediate families.

         On March 18, 2002 MEEMIC Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance for $29 per share in cash (a total of 1,294,905 fully diluted shares). The proposed transaction has been unanimously approved by the MEEMIC Holdings' Board of Directors, including its independent Directors not affiliated with ProAssurance. Following completion of the offer, MEEMIC Holdings intends to delist its stock from the NASDAQ Stock Market and terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. MEEMIC Holdings intends to primarily use its own existing cash resources to fund the purchase of the shares.

         No timetable has been established for the transaction, although ProAssurance expects MEEMIC Holdings to proceed expeditiously. The transaction is subject to several conditions, including, without limitation, the negotiation of final terms of the transaction between the MEEMIC Holdings Board and the independent Directors; the receipt of fairness opinions; the receipt of all required regulatory and bank approvals; the receipt of confirmation from insurance rating agencies that the repurchase would not impair the current A-rating of MEEMIC Insurance Company or any of the other insurance subsidiaries of ProAssurance; and a favorable vote by a majority of the shareholders other than ProAssurance and persons who are affiliated with ProAssurance. These statements are subject to a variety of risks and uncertainties, including without limitation the fulfillment of the conditions to the transaction described above. There can be no assurance that the transaction will be completed. Further, on March 18, 2002 a complaint against the repurchase was filed on behalf of the minority shareholders, as described in Item 3. The suit may delay or prevent progress toward the completion of the proposed transaction.

         ProAssurance operates in the United States of America, principally in the property and casualty insurance industry and has two reportable industry segments: professional liability insurance and personal lines insurance. Segment information is regularly reviewed by management in making decisions about resources to be allocated to the segments and assess their performance. Financial information regarding these segments is disclosed in Note 3 to ProAssurance's consolidated financial statements.


PRODUCTS AND SERVICES

Professional Liability Segment:

         ProAssurance offers professional liability insurance and reinsurance principally for providers of health care services, primarily through MA-Alabama and ProNational. Medical professional liability insurance provides insurance against the legal liability of an insured arising out of the death, injury or disablement of a person as the result of negligence or other misconduct in rendering professional service. ProAssurance also offers professional liability insurance for providers of legal services and offers professional office package and workers compensation insurance products, primarily in connection with its professional liability products.

         ProAssurance has offered accident and health and workers compensation insurance and reinsurance through various programs to entities and individuals other than health care providers. ProAssurance has reduced its emphasis in marketing these programs in order to focus on its core products for its health care customers. These accident and health and workers compensation programs are expected to terminate in 2002.

Personal Lines Segment:

         ProAssurance offers personal property and casualty insurance through MEEMIC. Private passenger automobile coverage is the primary line; homeowners, boat and umbrella coverages are also offered. MEEMIC's personal automobile policy provides policyholders with protection against claims resulting from bodily injury and property liability and automobile physical damage. MEEMIC is currently writing business in Michigan only.


MARKETING

Professional Liability Segment:

         ProAssurance utilizes direct marketing and independent agents to write business in the eastern portion of the United States, with concentrations in Alabama, Florida, Illinois, Indiana, Michigan, Missouri, Ohio and West Virginia. ProAssurance is currently licensed in virtually every state, allowing it to respond outside this region when an opportunity arises.

         In Alabama, ProAssurance relies solely on direct marketing, and in Florida and Missouri, direct marketing accounts for a majority of its business. ProAssurance primarily relies on the use of agents and brokers to market its professional liability insurance products outside of Alabama, Florida and Missouri. At December 31, 2001, approximately 62% of professional liability direct written premiums were produced through independent insurance agencies. No single agent or agency accounts for more than 5% of total direct written premiums.

         ProAssurance supports its marketing efforts through various services and communications, including risk management consultation, loss prevention seminars and other educational programs; legislative oversight and active support or opposition of proposed legislation relating to liability issues affecting the health care industry; the preparation and dissemination of newsletters and other printed material with information of interest to the health care industry; and endorsements by, and attendance at meetings of, the state and local medical societies and related organizations. ProAssurance is an accredited provider of continuing medical education, which enables it to sponsor numerous risk management education seminars, which has helped ProAssurance gain exposure among potential insureds. The purpose of these communications and services is to convey that ProAssurance understands the insurance needs of the health care industry, and to promote a commonality of interest among ProAssurance, its insureds, and the medical community generally.


Personal Lines Segment:

         MEEMIC markets its insurance products primarily to the educational community in Michigan exclusively through sales representatives associated with its wholly owned agency, which is the exclusive distributor of MEEMIC's insurance products. The representatives are unique in that most of them also belong to the educational community and sell to their peers. MEEMIC is currently licensed in Minnesota, Michigan, and Ohio, but is actively marketing only in Michigan.

         MEEMIC conducts regular meetings with its sales representatives, establishes benchmarks and goals, and conducts technical training and sponsors continuing education programs. MEEMIC periodically recruits and trains new sales representatives in order to support it marketing goals. No single agency representative accounts for more than 5% of total direct written premiums.


UNDERWRITING

Professional Liability Segment:

         ProAssurance's underwriting staff makes all decisions regarding the provision of coverage. During the past three years the professional liability industry has experienced an increase in loss trends and legal costs, and ProAssurance has placed greater emphasis on risk selection and rate adequacy. ProAssurance believes that rate adequacy is more important than market share.

         ProAssurance establishes and implements underwriting guidelines for all forms of professional liability coverage. Through its underwriting process, ProAssurance assesses the quality and pricing of the risk, primarily emphasizing loss history, practice specialty and location of practice. Agents have independent binding authority for medical professional liability coverages.

Personal Lines Segment:

         MEEMIC's agency representatives have the authority to bind coverage for a thirty-day period. MEEMIC's underwriting staff accepts applications for insurance based on established underwriting guidelines.


CLAIMS MANAGEMENT

Professional Liability Segment:

         ProAssurance is responsible for investigating the circumstances surrounding a medical incident from which a covered claim arises against an insured. Upon investigation, and in consultation with the insured and appropriate experts, ProAssurance will evaluate the claim and either seek reasonable settlement or aggressively defend the claim. If the claim is defended, ProAssurance is responsible for managing the case, including planning the defense, coordinating and managing defense attorneys and obtaining medical and/or other professional experts who are retained to assist in the analysis and defense of the claim.

         ProAssurance's aggressive claims management philosophy may contribute to increased loss adjustment expenses compared to those of other property and casualty lines or others specializing in professional liability insurance, but ProAssurance believes it results in greater policyholder loyalty and contributes to lower overall loss costs. The success of this claims philosophy depends largely on the ability of ProAssurance to develop relationships with attorneys who have significant experience in the defense of professional liability claims and who are able to defend claims in an aggressive, cost-efficient manner.

         ProAssurance has claims offices throughout the states in which it writes business, in order to provide localized and timely attention to claims. ProAssurance also relies on the advice of several claims committees whose members principally consist of local physicians, dentists and representatives of hospitals and health care entities who advise and participate in the administration of claims management with respect to the professional liability insurance written in their respective states.

Personal Lines Segment:

         MEEMIC's claims department is responsible for the timely investigation, evaluation and settlement of claims. MEEMIC's claims operation is centralized in Auburn Hills, Michigan; however, several multi-line resident adjusters are located in cities throughout Michigan. MEEMIC has also established a network of automobile glass and body shops that provide damage appraisals and repairs according to established company guidelines. Independent adjusters are used when claim volume rises. Less than 1% of all claims result in litigation. Litigation is internally reviewed to determine whether the file is outsourced to an outside specialist or handled internally and is monitored by the claims department.


LOSS RESERVES

         All reserves of ProAssurance are considered property and casualty reserves. The following discussion of loss reserves addresses both segments. At December 31, 2001 a substantial portion of ProAssurance's loss and loss adjustment expense reserves are associated with professional liability coverage; prior to the consolidation with Professional Group, ProAssurance did not operate in the personal lines segment.

         There are two types of liability insurance policies, occurrence and claims-made. Under occurrence coverage, insurance is provided against claims of liability arising from incidents that "occur" during the policy period, regardless of when claims arising out of such incidents may be reported. Claims-made coverage provides protection against only those claims which arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. Claims-made policies enable the insurer to estimate its loss reserves with more certainty as reserves for losses are accrued in the year that a claim is reported instead of in the year of occurrence as is the case with occurrence policies.

         ProAssurance establishes reserves based on its estimates of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses ("losses and LAE") for reported claims and are established by ProAssurance's claims department. Bulk reserves (which include a provision for losses that have occurred but have not been reported to ProAssurance as well as development on reported claims) are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid.

         Losses and LAE reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on ProAssurance's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, especially professional liability reserves, is a complex process that is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations.

         ProAssurance believes that the methods used by it to establish reserves are reasonable and appropriate. These methods include a detailed review of reserves for losses and loss adjustment expenses of each insurance subsidiary being performed by its independent actuaries for each fiscal year. The independent actuaries prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserves for losses and loss adjustment expenses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary's certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners.

         Losses and LAE reserves associated with medical professional liability coverage tend to be relatively higher than those associated with most other types of property and casualty insurance for two primary reasons. First, the yearly increases in the overall costs of professional liability insurance coverage have historically been among the highest of the property and casualty insurance lines. These increased costs can be attributed principally to increases in both the frequency and severity of professional liability claims. Second, the complexity of professional liability claims increases loss adjustment expenses. In addition, delays between the collection of premiums and the payment of losses are longer for professional liability insurance than other property and casualty lines. This delay, which is commonly referred to as the "long tail," is the result of the length of time that elapses between the incident giving rise to an insured claim and its reporting to the insurer, and the length of time that elapses between the reporting of the claim to the insurer and the ultimate resolution of the claim. Frequently, injuries are not discovered until years after an incident, or the claimant may delay pursuing the recovery of damages. As a result of the delay, a major component of the loss reserves includes an estimate of the claims that have been incurred but not yet reported.

CLAIMS RECONCILIATION

         The following table reconciles beginning and ending reserves for losses and LAE as shown in ProAssurance's consolidated financial statements for the years indicated. As of December 31, 2001, ProAssurance's insurance subsidiaries had consolidated reserves for losses and LAE on a generally accepted accounting principles (GAAP) basis that exceeded those on a statutory basis by approximately $24.8 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements issued without a premium charge upon death, disability, or retirement of an insured. See also Note 8 to ProAssurance's Consolidated Financial Statements.

                                                       YEARS ENDED DECEMBER 31,
                                                 2001            2000            1999
                                             -----------       ---------       ---------
                                                             (In thousands)

Balance, beginning of year                   $   659,659       $ 665,786       $ 660,631
Less reinsurance balances recoverable           (166,202)       (179,507)       (179,890)
                                             -----------       ---------       ---------
Net balance, beginning of year                   493,457         486,279         480,741
                                             -----------       ---------       ---------
Losses and LAE net reserves acquired from
Professionals Group                             557,284              --               --

Incurred related to:
  Current year                                   303,387         178,210         158,303
  Prior years                                     13,818         (12,500)        (53,646)
  Change in death, disability and                (18,647)        (10,000)             --
  retirement reserve                         -----------       ---------       ---------
    Total incurred                               298,558         155,710         104,657
                                             -----------       ---------       ---------


Paid related to:
  Current year                                  (137,121)        (14,909)        (10,293)
  Prior years                                   (143,893)       (133,623)        (88,826)
                                             -----------       ---------       ---------
    Total paid                                  (281,014)       (148,532)        (99,119)
                                             -----------       ---------       ---------

Net balance, end of year                       1,068,285         493,457         486,279
Plus reinsurance balances recoverable            374,056         166,202         179,507
                                             -----------       ---------       ---------
Balance, end of year                         $ 1,442,341       $ 659,659       $ 665,786
                                             ===========       =========       =========

LOSS RESERVE DEVELOPMENT TABLE

         The following table includes information regarding the development of the liability for unpaid losses and LAE of ProAssurance for the years ended December 31, 1991 through 2001. The table includes losses and LAE on both a direct and an assumed basis and is net of reinsurance recoverables:

    - the line entitled "Losses and LAE Reserves, undiscounted and net of reinsurance recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the "Balance Sheet Reserves");

    - the section entitled "Cumulative net paid, as of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves;

    - the section entitled "Re-estimated net liability as of" reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the "Net Re-estimated Liability");

    - the line entitled "Net cumulative redundancy, (deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

         The gross liability for losses and LAE before reinsurance, as reflected on the balance sheet and re-estimated in each of the years since 1993, and the reconciliation of the gross liability to amounts net of reinsurance are reflected below the table.

         Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The table presents the development of ProAssurance's Balance Sheet Reserves; it does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. The information relating to subsidiaries other than MA-Alabama is limited to the property and casualty reserves from their respective dates of acquisition. ProAssurance does not discount its reserves.

       ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                     December 31,
                      --------------------------------------------------------------------------------------------------------------
                      1991(a)    1992(a)   1993(a)   1994(a)   1995(a)  1996(a)   1997(a)    1998(a)   1999(a)  2000(a)    2001(b)
                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------
Losses and LAE
reserves,
undiscounted
and net
of reinsurance
recoverables          $228,119  $252,739  $272,392  $295,541  $352,521  $440,040  $464,122  $480,741  $486,279  $493,457  $1,068,285

Cumulative net
paid as of:

One year later          19,560    19,752    21,296    24,102    27,532    48,390    67,383    89,864   133,832   143,892

Two years later         35,461    36,185    40,988    42,115    58,769    98,864   128,758   192,716   239,872

Three years later       46,417    52,550    53,186    58,793    80,061   136,992   194,139   257,913

Four years later        58,124    58,526    61,153    65,520   107,005   173,352   227,597

Five years later        62,573    63,325    66,419    76,291   120,592   191,974

Six years later         65,090    68,021    73,308    81,722   129,043

Seven years later       68,719    71,466    76,716    82,605

Eight years later       71,305    72,352    86,821

Nine years later        71,802    79,788

Ten years later         71,994

Re-estimated net
liability as of:

End of Year           $228,119  $252,739  $272,392  $295,541  $352,521  $440,040  $464,122  $480,741  $486,279  $493,457  $1,068,285

One year later         217,558   241,655   251,445   268,154   352,212   393,363   416,814   427,095   463,779   507,275

Two years later        205,277   221,236   220,385   239,243   280,518   347,258   364,196   398,308   469,934

Three years later      185,349   190,744   194,213   200,311   237,280   294,675   333,530   400,333

Four years later       159,301   167,062   159,096   157,836   190,110   264,714   323,202

Five years later       139,570   136,996   126,379   122,570   173,148   259,195

Six years later        114,407   108,862   106,403   105,779   168,828

Seven years later       97,177    94,908    92,954    99,787

Eight years later       89,271    84,719    88,828

Nine years later        79,734    79,788

Ten years later         76,042

Net cumulative
redundancy
(deficiency)            152,077   172,951   183,564   195,754   183,693   180,845   140,920    80,408    16,345   (13,818)
                        =======   =======   =======   =======   =======   =======   =======    ======    ======   =======

Original gross
liability -
end of year                                311,394   355,735   432,937   548,732   614,720   660,631   665,786   659,659

Less: reinsurance
recoverables                               (39,002)  (60,194)  (80,416) (108,692) (150,598) (179,890) (179,507)  (166,202)
                                           -------   -------   -------  --------  --------  --------  --------   --------
Original net
liability
- end of year                              272,392   295,541   352,521   440,040   464,122   480,741   486,279   493,457
                                           =======   =======   =======   =======   =======   =======   =======   =======
Gross re-estimated
liability - latest                          98,152   130,718   197,555   310,012   424,519   542,396   617,689   651,359

Re-estimated
reinsurance
recoverables                                (9,324)  (30,931)  (28,727)  (50,817) (101,317) (142,063) (147,755)  (144,084)
                                            ------   -------   -------   -------  --------  --------  --------   -------
Net re-estimated
liability - latest                          88,828    99,787   168,828   259,195   313,202   400,333   469,934   507,275
                                            ======    ======   =======   =======   =======   =======   =======   =======
Gross cumulative
redundancy                                 213,242   225,017   235,382   538,720   190,201   118,235    38,064     8,300
                                           =======   =======   =======   =======   =======   =======    ======     =====


(a) Reflects reserves of Medical Assurance excluding Professionals Group reserves, which were acquired on June 27, 2001. Accordingly, the gross and net reserve development (reserves recorded at the end of the year, as originally estimated, less reserves re-estimated as of subsequent years) relates only to the operations of Medical Assurance and does not include Professionals Group.

(b) Reflects combined reserves of Medical Assurance and Professionals Group as December 31, 2001.

         Medical professional liability loss experience is volatile and cyclical. Over the past twenty-five years, the industry has experienced several periods of increasing claim frequency and severity, followed by periods of relative stability. At other times, due to tort reform, favorable judicial decisions, favorable economic conditions or other unknown factors, claim frequency and/or severity have decreased. Malpractice claims generally require an extended period of time to resolve, and in many jurisdictions, the average life of a claim is five years or longer. The combination of changing conditions and the extended time required for claim resolution result in a loss cost estimation process that requires actuarial skill and good judgment, and such estimates require periodic revision. Management believes it is prudent to establish initial loss and loss expense reserves that are reasonable and are based on historical experience as well as on facts and circumstances known at the balance sheet date. To the extent that actual results deviate from expectations, reserve estimates are subsequently adjusted and ultimate paid losses and loss expenses are more or less than the original estimates.

         ProAssurance's loss and loss expense reserves developed favorably in many prior years for several reasons. First, ProAssurance utilizes a rigorous and disciplined approach to investigating, managing and defending claims. This philosophy, especially in Alabama, has generally produced results that are better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. Second, ProAssurance's volume of business, while substantial, is not of a sufficient size to fully support the projection process, thus ProAssurance's data is supplemented with industry-based data. Ultimately, actual payments on these reserves have often been less than originally projected, creating redundancies.

         Third, reserves established in the late 1980's and early 1990's were strongly influenced by the dramatically increased frequency and severity experienced by ProAssurance, and the industry as a whole, during the mid-1980's. Some of these trends moderated, and in some cases, reversed, by the late 1980's or early 1990's. However, the ability to recognize the improved environment was delayed due to the extended time required for claims resolution. When these trends moderated, the reserves established during those periods proved to be redundant.

         Finally, ProAssurance believed that its overall loss experience would be worse than that which was anticipated by many of its competitors. As a result, ProAssurance prudently established accident year reserves, resulting in accident year loss ratios in excess of 100% of earned premium. In some instances, these loss ratios proved to be accurate, while in other cases, experience has been better than expected and redundancies have developed.

         The professional liability legal environment has deteriorated once again during the past several years. Beginning in 2000, ProAssurance recognized adverse trends in claim severity, causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed during 2000 and some amount of adverse development occurred during 2001. ProAssurance has addressed these trends through increased rates, stricter underwriting and modifications to claims-handling procedures.

         In each year, ProAssurance has utilized a consistent approach in establishing reserve levels. The actuarial methodologies utilized include incurred loss development, paid loss development and frequency-severity projections. These techniques are applied to the data and the resulting projections are evaluated by management to establish a best estimate of reserves.

REINSURANCE

General:

         ProAssurance uses reinsurance to reduce losses of a catastrophic nature and to stabilize underwriting results in those years in which such losses occur. Insurance companies transfer a portion of the risk on their policies to other insurance companies through the purchase of reinsurance. The purchase of reinsurance does not relieve an insurer from the ultimate risk on its policies, but it does provide reimbursement from the reinsurer for certain losses paid by the insurer. The effective transfer of risk is dependent on the creditworthiness of the reinsurer.

         Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies to avoid concentrations of credit risk. For policy periods beginning on or after August 1, 1989, MA-Alabama has not placed more than 25% of the total amount of risks ceded to reinsurers with any one reinsurer. ProNational's largest reinsurer is General Reinsurance Corporation, with 56% of ProNational's total ceded premiums in 2001. MEEMIC's largest reinsurer is Michigan Catastrophic Claims Association ("MCCA"), with 54% of MEEMIC's total ceded premiums in 2001. No other reinsurers exceeded 25% of ProNational's or MEEMIC's respective total ceded premiums in 2001. ProAssurance relies on reinsurance brokers to assist in the analysis of the credit quality of its reinsurers.

         ProAssurance has not experienced any material difficulties in collecting amounts due from reinsurers. Management believes ProAssurance's reinsurance recoverable at December 31, 2001 did not include a material amount due from any financially troubled reinsurer. See also Note 5 to ProAssurance's consolidated financial statements.

Professional Liability Segment:

         Risks are reinsured under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks insured by ProAssurance above its individual risk retention and up to the maximum individual limit offered (currently $16 million). Generally, ProAssurance's risk retention level is dependent upon numerous factors including the price and availability of reinsurance, volume of business in a particular region, service infrastructure within a region, level of experience within a region, and ProAssurance's analysis of the potential underwriting results within each region.

         As a consequence, MA-Alabama's retention has varied between the first $200,000 and the first $2 million since 1989, and ProNational's retention has varied between the first $150,000 and the first $1 million. Currently, MA-Alabama retains $1 million in Alabama and $250,000 in which elsewhere (including MA-MV), and ProNational retains $500,000 in the states in which it writes business. ProAssurance reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis - the reinsurer agrees to insure a particular risk up to a designated limit.

         The events of September 11, 2001 have not significantly affected ProAssurance's ability to obtain desired levels of reinsurance at acceptable rates. ProAssurance is aware that reinsurers have been affected by the events of September 11, 2001 and it is difficult to predict the potential effect of those events on future reinsurance pricing and availability.

Personal Lines Segment:

         MEEMIC currently reinsures its risks in excess of $200,000 per loss. Individual property risks in excess of $200,000 are covered on an excess of loss basis up to $1 million per risk. Casualty risks in excess of $200,000 are covered on an excess of loss basis up to $3 million per occurrence. MEEMIC has also purchased catastrophe reinsurance for automobile physical damage, homeowners and boat property damage in four layers up to $15.0 million in excess of $1 million, with each layer subject to a retention of 5%.

         MCCA is an unincorporated nonprofit association created by Michigan law and every insurer engaged in writing personal protection insurance coverage in Michigan is required to be a member of the MCCA. Michigan law provides that the MCCA assessments charged to member companies for this protection can be recognized in the rate-making process and passed on to policyholders. The MCCA covers all personal injury losses incurred by MEEMIC in excess of $250,000. ProAssurance treats any amounts due from the MCCA as reinsurance. The MCCA charges an annual assessment, based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies.


INVESTMENTS

         Both of ProAssurance's segments invest principally in fixed maturity securities, all of which are classified as available for sale. Investment management services such as reviewing and recommending investment policies and implementing and executing investment strategies are provided to ProAssurance by independent third party investment managers. These services are currently provided for a fee based on the market value of the investment portfolio managed by the respective managers. The general investment policies of ProAssurance are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. Accordingly, investment assets of ProAssurance substantially consist of fixed maturity securities, substantially all of which are investment grade as defined by national rating agencies.


RATING AGENCIES

         ProAssurance's insurance subsidiaries are all rated A- (Excellent) by A.M. Best Company, Inc. ("Best"), its fourth highest rating category out of 15 categories. ProAssurance is rated A- (Strong) by Standard & Poor's Corporation ("S&P"), its seventh highest rating category out of 21 categories. In developing these ratings, Best and S&P evaluate an insurer's ability to meet its obligations to policyholders, and are not directed toward the protection of shareholders. ProAssurance believes its ratings are stable, but no assurance can be given that either Best or S&P will not reduce the ratings in the future.


COMPETITION

Professional Liability Segment:

         ProAssurance competes with various insurance companies and self-insuring entities in the medical professional liability market. Competition depends on several factors including pricing, size, name recognition, service quality, breadth and flexibility of coverage, method of sale, financial stability and ratings assigned by A. M. Best and/or Standard & Poor's.

         ProAssurance believes the market is changing from one based primarily on low prices and/or attractive terms, to one in which the insurers' financial strength, stability, experience and commitment are of prime importance. During 2001 one of the larger suppliers of medical professional liability insurance, The St. Paul Companies, announced it would exit the market during the course of 2002 and early 2003 and two major companies became insolvent. These insolvencies have already reduced overall market capacity, and St. Paul's exit will continue that trend through 2003. ProAssurance believes that it will be the third largest medical liability insurer in the United States following St. Paul's exit from the market.

         This reduction in capacity comes at a time when many medical liability insurers are raising prices, eliminating policy credits and discounts and tightening policy terms. ProAssurance believes the effect of lower capacity and higher pricing is to focus buying decisions on more traditional insurance factors such as balance sheet strength, ratings and long-term commitment to a particular market. ProAssurance also believes that concern over the long-term viability of some insurers is also forcing independent agents to focus more on these traditional factors.

         ProAssurance believes it has a competitive advantage in the current market due to its size, geographic scope and name recognition as well as its heritage as a policyholder-founded company with a long-term commitment to the professional liability insurance industry. These advantages have been achieved through ProAssurance's balance sheet strength, defense expertise, strong ratings and its ability to deliver a high level of service to its insureds and agents. ProAssurance believes that these competitive strengths make it a viable competitor in those states where it is currently writing insurance.

          ProAssurance is evaluating potential opportunities to enter new markets given the reduction in market capacity and the advent of higher pricing. However, ProAssurance will only expand into new markets where it believes the regulatory climate, legal system and competitive landscape allow it a reasonable chance to achieve an acceptable rate of return; these opportunities are likely to be limited in the current environment. Marketing efforts in new states take substantial time and resources in order for prospective customers to become familiar with ProAssurance and its insurance products.

         The success of ProAssurance may also be influenced by general economic conditions in the geographic markets served by it. No assurance can be given that favorable economic conditions will exist in such markets.

Personal Lines Segment:

         Personal Lines insurance is highly competitive and ProAssurance has many competitors. Some of these competitors are larger than ProAssurance and have much greater financial, technical and operating resources. Competition depends on several factors including the price and quality of insurance products, the quality and speed of service and claims response, financial strength, sales and marketing capability, technical expertise and ratings assigned by A. M. Best and/or Standard & Poor's.

         A number of factors are under ProAssurance's control, but many, such as market conditions, the ratings assigned by rating agencies, and regulatory conditions are out of its control. ProAssurance's strong capitalization provides operational flexibility allowing growth and expansion capabilities for current and new product lines. Offsetting these strengths is the geographic concentration in a single state (Michigan) and the increasing exposure to large weather-related losses due to the growing homeowners book.


REGULATION

General:

         Insurance holding companies and insurance companies are affected by a variety of state and Federal legislative and regulatory measures and judicial decisions. Regulation of the insurance industry is undergoing continuous change and the ultimate effect of such changes cannot be predicted. Regulations now affecting ProAssurance may be modified at any time and new regulations affecting ProAssurance may be enacted. There is no assurance that such modifications will not adversely affect the business of ProAssurance.

         Insurance companies are subject to regulation by government agencies in the states in which they are licensed. ProAssurance, through its various insurance subsidiaries, is currently licensed to do business as a property and casualty insurer in 46 states and the District of Columbia and will apply for authority to do business in almost all states. In 2001, ProAssurance wrote premiums in 27 states. The nature and extent of such regulation varies from jurisdiction to jurisdiction, but typically involves approval of premium rates, forms and policies used for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, establishment of reserves required to be maintained for unearned premium, losses and loss adjustment expenses or for other purposes, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single entity, licensing of insurers and agents, deposits of securities for the benefit of policyholders, and the filing of periodic reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies, including market conduct examinations. Such regulation is generally intended for the protection of policyholders rather than shareholders. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes, or may limit an insurers ability to withdraw from a market. Such developments may adversely affect the profitability of various lines of insurance.

         ProAssurance is an insurance holding company system, and is subject to the insurance holding company act in the states in which it has a domiciled insurance subsidiary: Alabama, Illinois, Indiana, Michigan and West Virginia. State holding company acts generally require prior approval of the direct or indirect acquisition of control of an insurance company, and prior approval of extraordinary dividends and certain transactions entered into by an insurance company with its affiliates.


Change or Acquisition of Control:

         A person seeking to acquire control, directly or indirectly, of a domestic insurer or of any person controlling a domestic insurer must generally file with the relevant insurance regulatory authority an application for change of control (commonly known as a "Form A") containing certain information required by statute and published regulations, and provide a copy of such Form A to the domestic insurer. Control is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of the voting securities of any other person (5% in Alabama). In addition, many state insurance regulatory laws contain provisions that require pre-notification to state agencies of a change in control of a non-domestic admitted insurer in that state. While such pre-notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize issuance of a cease and desist order with respect to the non-domestic admitted insurer if certain conditions exist such as undue market concentration.


Insolvency Funds; Mandatory Pools:

         Most states require admitted property and casualty insurers to become members of insolvency or guaranty funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. ProAssurance makes accruals for its portion of assessments when notified of assessments by a fund or association. Assessments from guaranty funds may, to a limited extent, be recovered through future premium tax reductions.

         Insurance companies are also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. Pools are typically found in insurance lines such as workers' compensation, homeowners and personal automobile insurance. These pools typically require all companies writing applicable lines of insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. ProAssurance makes accruals for its portion of assessments when notified of assessments by a pool.


Restrictions on Dividends:

         State insurance codes generally limit dividends payable by a stock insurer to its earned surplus. Additionally, for Alabama and Michigan, these same laws generally require a domestic insurer to obtain prior approval of any dividends that would cause combined dividends paid in the preceding twelve months to exceed the higher of 10% of surplus or net income of the prior year. Dividends in excess of these limitations are referred to as extraordinary dividends.

         Because MA-Alabama and ProNational paid extraordinary dividends to fund the consolidation, any dividend in the twelve month period following those payments will be considered an extraordinary dividend requiring prior approval under applicable insurance laws. After the expiration of this period, ProAssurance's insurance subsidiaries will be permitted to pay dividends of approximately $35.9 million during the next twelve months without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

         Restrictions on the payment of dividends by insurance subsidiaries or any additional subsequently imposed restrictions may in the future affect ProAssurance's ability to fund its operations, pay principal and interest on its debt, pay its expenses and pay any cash dividends to its stockholders.


Risk-Based Capital:

         The National Association of Insurance Commissioners (the "NAIC") has established risk-based capital ("RBC") requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, regulatory compliance is determined by a ratio of an insurer's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, as defined by the NAIC. Insurers whose ratios are 2:1 or below require specific corrective action by either ProAssurance or insurance regulators.

         ProAssurance's insurance subsidiaries have calculated their ratios of total adjusted capital to authorized RBC control level and each were in excess of 2:1 at December 31, 2001. In determining each of the insurance subsidiaries' total adjusted capital, ProAssurance gave effect to the regulatory accounting policies, which are known as Codification and became effective on January 1, 2001.


Effect of Federal Legislation:

         Although the Federal government does not directly regulate the business of insurance, Federal initiatives often affect the insurance business in a variety of ways. Current and proposed Federal measures which may significantly affect the insurance business include Federal government participation in health care reform, product liability claims, environmental regulation, pension regulation (ERISA), the taxation of insurers and reinsurers, the Health Insurance Portability and Accountability Act (HIPAA), proposals for a "Patient's Bill of Rights", and minimum levels of liability insurance and safety regulations.

EMPLOYEES

         At December 31, 2001, ProAssurance and its subsidiaries employed 585 persons. None of the employees of ProAssurance or its subsidiaries is represented by a labor union. ProAssurance considers its employee relations to be good.


FORWARD-LOOKING STATEMENTS

         The U.S. securities laws, including the Private Securities Litigation Reform Act of 1995, provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements (identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate", "project" and other analogous expressions) including statements concerning: liquidity and capital requirements, losses and loss reserves, premium rates and retention of current business, competition, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies and rating agencies, the consolidation with Medical Assurance and Professionals Group, the repurchase of MEEMIC Holdings shares, compliance with the credit agreement, payment of dividends, and other matters.

         These forward-looking statements are based upon our estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Due to such risks and uncertainties, you are urged not to place undue reliance on forward-looking statements. All forward-looking statements included in this document are based upon information available to us on the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Risks which could adversely affect our operations and/or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

         - underwriting losses on the risks we insure are higher or lower than expected;

         - unexpected changes in loss trends which might require the reevaluation of the liability for loss and loss adjustment expenses, thus resulting in an increase or decrease in the liability and a corresponding adjustment to earnings;

         - our ability to retain current business, acquire new business, expand product lines and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive and market conditions which may be beyond our control and are thus difficult or impossible to predict;

         - changes in the interest rate environment and/or the securities markets that adversely impact the fair value of our investments or operations;

         - inability on our part to achieve continued growth through expansion into other states or through acquisitions or business combinations;

         -        general economic conditions that are worse than anticipated;

         - inability on our part to obtain regulatory approval of, or to implement, premium rate increases;

         - changes in the legal system that affect the frequency and severity of claims;

         - significantly increased competition among insurance providers and related pricing weaknesses in some markets;

         - changes in the availability, cost, quality, or collectibility or reinsurance; and

         -        changes to our rating by rating agencies;

         - regulatory and legislative actions or decisions that adversely affect us; and

         - our ability to utilize loss carryforwards and other defferred tax assets.

         For every forward-looking statement, we claim the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.


ITEM 2.  PROPERTIES


         MA-Alabama owns an office building located in Birmingham, Alabama where ProAssurance and its subsidiaries occupy approximately 55,000 square feet of office space. The remaining 101,000 square feet of office space is leased to unaffiliated persons or is available to be leased. Professionals Group owns a 53,000 square foot office building in Okemos, Michigan that houses only its principal executive offices. Both buildings are currently unencumbered. MEEMIC leases its principal executive offices in Auburn Hills, Michigan. MEEMIC also owns, primarily for investment purposes, an 11.5-acre vacant parcel of land in Auburn Hills, Michigan. ProAssurance also leases office facilities in various locations and leases computer and operating equipment under cancelable and non-cancelable agreements.

ITEM 3.  LEGAL PROCEEDINGS

         On March 18, 2002, a complaint was filed against MEEMIC Holdings, its directors and its parent company, ProAssurance, in the 6th Circuit Court in Oakland County, Michigan by a purported shareholder of MEEMIC Holdings seeking to enjoin the stock repurchase transaction described in Item 1. The suit, which purports to be a class action on behalf of the minority shareholders, alleges, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties. The complaint also seeks damages in an undermined amount. The suit may delay or prevent progress toward the completion of the proposed transaction.

         MEEMIC Holdings has not responded to the complaint but intends to vigorously defend itself and the other defendants against these claims. MEEMIC Holdings believes that it has meritorious defenses to the claims made by the plaintiff, including without limitation, the fact that it has taken several steps to protect the rights of the minority shareholders in the proposed transaction and to ensure its fairness. These steps include permitting a committee of two independent directors who have no other affiliation with MEEMIC Holdings or ProAssurance Corporation to negotiate and approve the proposed transaction, and making the completion of the transaction subject to the approval of the holders of a majority of the shares not owned by ProAssurance or its affiliates and the receipt of fairness opinions from independent financial advisors. There can be no assurance, however, as to the outcome of this litigation and, if MEEMIC Holdings is not able to successfully defend against the claims made by the plaintiff, the outcome of this litigation could have a material adverse impact on the proposed transaction and on MEEMIC Holdings financial position, liquidity and results of operations.

         ProAssurance's insurance subsidiaries are involved in various other legal actions, a substantial number of which arise primarily from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on the financial position or results of operations of ProAssurance and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not applicable.

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION

         The executive officers of ProAssurance serve at the pleasure of the Board of Directors. Set forth below are the current executive officers of ProAssurance and a brief description of their principal occupation and employment during the last five years.


A. DERRILL CROWE, M.D.     Dr. Crowe has served as Chairman of the Board and
                           Chief Executive Officer of ProAssurance since it began operations in June, 2001. Dr. Crowe has also served as President, Chairman of the Board, and Chief
                           Executive Officer of Medical Assurance since its formation in 1995, and as President, Chief Executive
                           Officer, and a director of MA-Alabama since its organization in 1976. Dr. Crowe also serves as chairman of MEEMIC Holdings. (Age 65)


VICTOR T. ADAMO, ESQ.      Mr. Adamo has served as Vice-Chairman of the Board,
                           President, and Chief Operating Officer of
                           ProAssurance since it began operations in June, 2001.
                           Mr. Adamo also serves as President, Chief Executive
                           Officer, and a director of Professionals Group. Mr.
                           Adamo has served as a director of ProNational since
                           1990, and was its Chief Executive Officer from 1987 to 1998, and from 1999 to present. Mr. Adamo has been the Chairman, and a director of MEEMIC since 1997, and a director of MEEMIC Holdings since its formation in October 1998 and the Chief Executive Officer since
                           2001 . (Age 54)


PAUL R. BUTRUS             Mr. Butrus was appointed as Vice-Chairman and a
                           director of ProAssurance since it began operations in June, 2001. Mr. Butrus has been Executive Vice
                           President and a director of Medical Assurance since its incorporation in 1995. Mr. Butrus has been employed by MA-Alabama and its subsidiaries since
                           1977, most recently as Executive Vice President and Chief Operating Officer since 1993. (Age 61)


HOWARD H. FRIEDMAN         Mr. Friedman was appointed as Senior Vice-President,
                           Chief Financial Officer, and Corporate Secretary of
                           ProAssurance during 2001. Mr. Friedman also serves as Senior Vice President- Corporate Development of
                           Medical Assurance. He has been associated with Medical Assurance since November 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society.
                           (Age 43)


JAMES J. MORELLO           Mr. Morello was appointed as Chief Accounting
                           Officer and Treasurer of ProAssurance during 2001.
                           Mr. Morello has been Senior Vice President and
                           Treasurer for Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of MA-Alabama since
                           1984. He also serves as a director of Medical
                           Assurance's insurance subsidiaries, and as treasurer for ProNational and MA-West Virginia. Mr. Morello is a certified public accountant. (Age 53)

FRANK B. O'NEIL            Mr. O'Neil was appointed as Senior Vice-President of
                           Corporate Communications and Investor Relations of ProAssurance during 2001. Mr. O'Neil has been Senior Vice-President of Corporate Communications for
                           Medical Assurance since 1997 and employed by MA-Alabama and its subsidiaries since 1987. (Age 48)

WILLIAM P. SABADOS         Mr. Sabados has served as Chief Information Officer
                           for ProAssurance it began operations in June 2001, and for Professionals Group since July of 1998. He currently serves as director and Chief Information
                           Officer for ProNational Insurance Co. Mr. Sabados has also served as the Chief Information Officer and director of MEEMIC Holdings since September 2001.
                           (Age 52)

LYNN M. KALINOWSKI         Mr. Kalinowski has been President of MEEMIC Holdings
                           and MEEMIC since September 2001 and has been a director of MEEMIC Holdings since October 1998 and a director and Executive Vice President of MEEMIC since May 1997. Mr. Kalinowski also served as President of MEEMIC from January 1993 to May 1997.
                           Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance
                           Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau
                           (now the State of Michigan Office of Financial and
                           Insurance Services). (Age 50)

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At March 15, 2002, ProAssurance Corporation (PRA) had 3,775 stockholders of record and 25,841,453 shares of common stock outstanding. ProAssurance's common stock currently trades on The New York Stock Exchange
(NYSE) under the symbol "PRA".

         ProAssurance had no outstanding shares prior to the completion of the consolidation of Medical Assurance, Inc. (NYSE:MAI) and Professionals Group, Inc. (NASDAQ:PICM) on June 27, 2001. As a result of the consolidation, each share of Medical Assurance stock was converted to a share of stock in ProAssurance; the conversion ratio of Professionals Group shares was based on the market value of Medical Assurance stock during a period immediately preceding the consolidation. Shares of Medical Assurance and Professionals Group ceased trading and were delisted from their respective public markets following the close of business on June 27, 2001.

         ProAssurance common stock began trading on the NYSE on June 28, 2001. Because the NYSE considered the consolidation as the formation of a holding company for Medical Assurance and a change of its corporate name, the quotations below reflect prices for Medical Assurance common stock prior to June 28, 2001, and for ProAssurance common stock from that date forward. All quotations reflect trading on the NYSE.

                QUARTER                  2001                            2000
                -------         ----------------------          ----------------------
                                 HIGH             LOW            HIGH             LOW
                                ------          ------          ------          ------
                First           $18.06          $12.00          $22.88          $16.88
                Second           16.49           12.30           20.81           10.19
                Third            19.13           14.50           12.50           10.56
                Fourth           17.99           13.49           15.88           12.25

         Neither Medical Assurance nor ProAssurance has paid any cash dividends on its common stock and ProAssurance does not currently have a policy to pay regular dividends. ProAssurance is limited in its ability to pay cash dividends by certain covenants in its credit agreement with the banks that provided financing for the consolidation. Generally, ProAssurance may not, without the consent of the lending bankers, declare any cash dividends or repurchase its stock if the total funds to be expended would exceed 25% of its cumulative net income earned after June 27, 2001.

         ProAssurance's insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the last paragraph under the caption "Regulation -- Restrictions on Dividends" in Item 1 on page 16 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                      2001            2000               1999             1998              1997
                                                 ----------------------------------------------------------------------------------
                                                         (in thousands, except per share amounts)
Gross premiums
    Written(C)                                   $  388,983        $  223,871        $  201,593        $  192,479        $  188,195

Premiums earned(C)                                  381,510           216,297           207,492           195,515           158,061

Premiums ceded(C)                                   (68,165)          (38,701)          (43,068)          (54,199)          (39,094)

Net premiums earned(C)                              313,345           177,596           164,424           141,316           118,967

Net investment income(C)                             59,782            41,450            39,273            39,402            38,474

Other income(C)                                       9,428             3,543             4,332            12,885             3,301

    Total revenues                                  382,555           222,589           208,029           193,603           160,742

Net losses and loss
    adjustment expenses(C)                          298,558           155,710           104,657            93,893            77,674

Net income(A)(C)                                     12,450            24,300            46,700            47,400            37,458

Net income per share of
    common stock (basic and diluted)(B)(C)       $     0.51        $     1.04        $     1.95        $     1.92        $     1.51

Weighted average number
    of shares outstanding(B)                         24,263            23,291            23,992            24,729            24,844



BALANCE SHEET DATA:
(as of December 31)

Total investments                                $1,516,465        $  796,526        $  761,918        $  791,579        $  720,202

Total assets                                      2,238,325         1,122,836         1,117,668         1,132,239         1,063,173

Reserve for losses and
    loss adjustment expenses                      1,442,341           659,659           665,792           660,640           614,729

Long-term debt                                       82,500                --                --                --                --

Total liabilities                                 1,802,606           777,669           791,944           808,059           775,985

Total capital                                       413,231           345,167           325,724           324,180           287,188

Total capital per share of
    common stock outstanding(B)                  $    16.02        $    15.22        $    13.92        $    13.24        $    11.57

Common stock outstanding
    at end of year(B)                                25,789            22,682            23,401            24,477            24,829



(A) Net income for 1998 was reduced by $1.1 million, which represents the cumulative effect (net of tax) of an accounting change for guaranty fund assessments due to the adoption of the American Institute of Certified Public Accountants' Statement of Position 97-3. The cumulative effect reduced net income per share of common stock (Basic and Diluted) by $0.04 per share.

(B) The Board of Directors declared special stock dividends in December 1999 (5%), 1998 (10%), 1997 (5%), and in August 1997 the Board declared a two-for-one stock split. All Net income per share and Total capital per share data on this page has been restated as if the dividends and the stock split had been declared on January 1, 1997. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

 (C) Operating results include the operating results of Professionals Group since the date of consolidation, June 27, 2001. See Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses and LAE and operating expenses in the ordinary course of business and debt service are currently ProAssurance's principal need for liquid funds. During 2001, cash provided by operating activities was sufficient to meet those needs, and ProAssurance believes those sources will be sufficient to meet its cash needs for at least the next twelve months. ProAssurance believes that its reserves for losses and LAE are adequate to discharge outstanding contractual liabilities.

         On June 27, 2001, Medical Assurance and Professionals Group became wholly owned subsidiaries of ProAssurance, a newly formed holding company. The consolidation of Medical Assurance and Professionals Group under ProAssurance is described in Note 2 to ProAssurance's consolidated financial statements. The cash required for the consolidation was $196 million, which ProAssurance derived from internal funds generated from dividends paid by Medical Assurance and Professionals Group at the time of closing and the proceeds of a $110.0 million term loan.

         The term loan was obtained pursuant to a credit agreement with the lending banks, a copy of which was filed as an exhibit to the ProAssurance Form 8-K/A filed with the SEC on May 18, 2001. The credit agreement includes a $40 million revolving line of credit available for ProAssurance's working capital and operating requirements, including debt service. See Note 11 to ProAssurance's consolidated financial statements for more information regarding the terms of the credit agreement, including the financial covenants. ProAssurance is, and anticipates it will be, in compliance with all loan covenants during the next 12 months.

         The cash required for the consolidation was less than originally anticipated by management because fewer than expected Professionals Group shareholders elected to receive an all-cash distribution instead of electing to receive cash and stock. ProAssurance made a $22.5 million prepayment against the term loan in September 2001, and also made the two required quarterly repayments of $2.5 million.

         ProAssurance's long-term debt is held and serviced by the parent holding company, ProAssurance, and it currently has sufficient funds in its direct non-insurance subsidiaries to meet its debt service requirements for 2002. ProAssurance's future cash requirements will be funded principally by dividends from its insurance subsidiaries, which may require regulatory approval.

         ProAssurance repurchased approximately 99,000 of its shares during 2001 leaving a total of 1.02 million shares remaining from stock repurchase authorizations granted to Medical Assurance prior to the consolidation. These authorizations will be used to repurchase ProAssurance shares.

         As discussed in detail in Item 1, under the caption of General, on March 18, 2002 MEEMIC Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance for $29 per share in cash (a total of 1,294,905 fully diluted shares), for a total possible purchase price of $37.6 million. If the transaction is successfully completed, MEEMIC Holdings intends to primarily use its own existing cash resources to fund the purchase of the shares. The transaction is subject to numerous contingencies as discussed in Item 1 and in Item 3.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

OVERVIEW

         ProAssurance operates in the United States of America in two reportable insurance industry segments: professional liability and personal lines.

         ProAssurance's professional liability insurance segment principally provides professional liability insurance and reinsurance for providers of health care services, and, to a limited extent, providers of legal services. This segment is principally made up of its three operating insurance subsidiaries: MA-Alabama, ProNational and MA-West Virginia.

         The professional liability segment also includes accident and health, workers compensation and multi-line insurance. ProAssurance has curtailed its participation in these lines of business and expects substantial reductions in premiums written over the next twelve months. Earned premiums will taper off more slowly, reflecting the written premium volumes of earlier periods.

         ProAssurance's personal lines insurance segment provides personal property and casualty insurance to individuals. ProAssurance's personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company.

         Professionals Group activity has only been included in ProAssurance's consolidated results since the date of the consolidation on June 27, 2001. Prior to the consolidation with Professionals Group, ProAssurance did not have a personal lines segment.

         All revenues and expenses of ProAssurance are allocated to the operating segments, other than investment income earned directly by the ProAssurance Holding and interest expense related to long-term debt held by the parent.

         Interest expense for the year ended December 31, 2001 of $2.6 million relates entirely to the credit agreement obtained in order to finance the consolidation with Professionals Group. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate as elected from time to time by ProAssurance. At December 31, 2001 the interest rate was 3.4%. See Note 11 to the ProAssurance's consolidated financial statements for more information regarding ProAssurance's credit agreement.

         ProAssurance recognized a tax benefit of $2.8 million for the year ended December 31, 2001 as compared to a tax expense of $4.0 million for the year ended December 31, 2000. Tax-exempt investment income is the primary reason that ProAssurance's effective rates for both years are significantly lower than the expected statutory rate of 35%. ProAssurance derives a significant portion of its investment income from tax-exempt sources. Income before taxes and minority interest includes tax-exempt investment income of approximately $18.7 million in 2001 and $17.4 million in 2000. After adjustment for tax-exempt income, ProAssurance experienced a taxable loss for the year ended December 31, 2001 as compared to taxable income for the year ended December 31, 2000.

         ProAssurance has available approximately $55 million in Federal tax loss carryforwards. These carryforwards begin to expire in the year 2018. Approximately $44 million of the carryforwards relate to the consolidation with Professionals Group. As such, the amount which can be utilized by ProAssurance in any one year is limited to approximately $12.5 million.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Management evaluates these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information management believes to be reasonable under the circumstances. There can be no assurance that actual results will conform to management's estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The following policies are those management believes to be the most sensitive to estimates and judgments. ProAssurance's significant accounting policies are more fully described in
Note 1 to ProAssurance's consolidated financial statements.

Revenue Recognition. ProAssurance recognizes insurance premium income on a monthly pro rata basis over the respective terms of the policies in force. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies in-force. Reinsurance arrangements are prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid. Changes in estimated outcomes are recognized currently.

Reserve for Losses and Loss Adjustment Expense. ProAssurance's reserve for losses and loss adjustment expense represents Management's estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case and reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses ("losses and LAE") for reported claims and are established by ProAssurance's claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to ProAssurance as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration ProAssurance's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, especially professional liability reserves, is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations.

Investments. At December 31, 2001 and 2000, all of ProAssurance's securities are classified as available-for-sale and are those securities that would be available to be sold in response to its liquidity needs, changes in market interest rates and investment management strategies, among others. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a separate component of shareholders' equity. A decline in the fair value of an available-for-sale security below cost that ProAssurance's management judges not to be temporary is charged against income in the current period.

PROFESSIONAL LIABILITY INSURANCE SEGMENT

         Operating results for ProAssurance's professional liability insurance segment for the twelve months ended December 31, 2001 and 2000 are summarized in the table below (in thousands).

                                                         YEAR ENDED
                                                         DECEMBER 31
                                        -------------------------------------------------
                                                                                Increase
                                           2001               2000              (Decrease)
                                        ---------           ---------           ---------
Gross premiums written                  $ 315,698           $ 223,871           $  91,827
                                        =========           =========           =========
Revenues:
     Premiums earned                    $ 310,222           $ 216,297           $  93,925
     Premiums ceded                       (66,307)            (38,701)            (27,606)
                                        ---------           ---------           ---------
     Net premiums earned                  243,915             177,596              66,319
     Net investment income                 54,339              41,450              12,889
     Other income                           8,571               3,543               5,028
                                        ---------           ---------           ---------
Total revenues                            306,825             222,589              84,236
Expenses:
     Net losses and loss
        adjustment expenses               250,257             155,710              94,547
     Underwriting, acquisition
        and insurance expenses             55,021              38,579              16,442
                                        ---------           ---------           ---------
Total expenses                            305,278             194,289             110,989
                                        ---------           ---------           ---------
Income
     before income taxes                $   1,547           $  28,300           $ (26,753)
                                        =========           =========           =========

PREMIUMS

Premiums written:

         Professional liability premiums written for the year ended December 31, 2001 increased by $91.8 million as compared to the same period of 2000. The increase is primarily attributable to ProAssurance's consolidation with Professionals Group but also includes the effect of rate increases implemented during 2001.

         Medical Assurance and Professionals Group implemented rate increases averaging 23% on 2001 renewals. Their retention of insureds averaged approximately 84% during 2001. ProAssurance plans to continue to implement rate increases based on loss trends, subject to regulatory approval. To date, premiums renewed at the higher rates coupled with new business have more than offset the effect of premiums lost due to decreased retention of insureds. However, the higher rates may result in a greater loss of insureds in future periods.

Premiums earned:

         As with written premiums, the increase in earned premiums for the for the year ended December 31, 2001 as compared to 2000 is primarily attributable to the consolidation and to a lesser degree, higher rates. Rate increases implemented after January 1, 2001 have not yet been fully reflected in earned premiums since premiums are earned over the entire policy period (usually one-year) after the policy is written.

         Reinsurance premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Several factors contributed to the increase in reinsurance premiums ceded for 2001 as compared to 2000. The increase in earned premiums as a result of the consolidation accounted for approximately 30% of the increase. During the fourth quarter of 2000, ProAssurance decreased retention levels and, thus, in 2001 more earned premiums were subject to reinsurance. Also, in 2001 more premiums were earned in markets where ProAssurance relies more heavily on reinsurance.

         Included in net earned premiums for the years ended December 31, 2001, and 2000 are accident and health, workers compensation and multi-line premiums of approximately $38.8 million and $34.7 million, respectively. ProAssurance has historically written accident and health, workers compensation and multi-line premiums from time to time as favorable opportunities arose to utilize capital. ProAssurance began during 2000 to decrease its commitment to these programs. However, premiums continued to be written and earned during 2001 and 2000 due to existing contractual relationships. ProAssurance expects substantially decreased premiums from this source in the coming year. The increase during 2001 reflects both volume increases and higher rates charged on this business. The volume increases in 2001 relate to contractual agreements that have now either expired or been canceled.

LOSSES

         ProAssurance's consolidation with Professionals Group on June 27, 2001 increased professional liability net loss reserves by approximately $498 million bringing consolidated professional liability net loss reserves to approximately $1.0 billion. As discussed in Note 2 of ProAssurance's consolidated financial statements, the transaction was accounted for as a purchase transaction and Professionals Group reserves were valued at their estimated fair value on the date of consolidation.

          Professional liability losses and loss adjustment expenses (losses) and the related current accident year loss ratio are summarized in the following table (dollars in thousands).

                                                       Year ended
                                                       December 31
                                             ------------------------------
                                               2001                  2000
                                             ---------            ---------
Incurred loss related to:
    Current accident year                    $ 255,086            $ 178,210
    Prior accident years                        13,818              (12,500)
    Change in death, disability and
         retirement reserves                   (18,647)             (10,000)
                                             ---------            ---------
Net incurred loss                            $ 250,257            $ 155,710
                                             =========            =========

        Current accident
               year net loss ratio                 105%                 100%
                                             =========            =========

         Losses incurred include three components: a) actuarial evaluation of incurred loss levels for the current accident year; b) actuarial re-evaluation of incurred loss levels for prior accident years and c) actuarial re-evaluation of the reserve for the death, disability and retirement provision. These components take into consideration prior loss experience, loss trends, changes in the frequency and severity of claims, premium rate loads and the retention of insureds. Any adjustments related to previously established amounts are included in current operations.

         Claims are resolved over an extended number of years and a number of these claims are litigated. Management uses methods it believes to be reasonable and appropriate in establishing its loss reserves, but during the extended period in which claims are resolved, the legal environment and other factors may change. Consequently, ultimate losses are inherently difficult to estimate and actual results may vary from the estimated amounts. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations. ProAssurance's most recent actuarial evaluation indicated that due to increasing trends in severity and frequency of claims, the average ultimate payment of indemnity and loss adjustment expenses per exposure unit for recent accident years appears likely to exceed comparable averages for previous years. Consequently, during 2001, ProAssurance recognized $13.8 million of additional net losses related to prior accident years, representing approximately 1.4% of December 31, 2001 professional liability net reserves of $1.0 billion. In 2001, the $18.6 million decrease in the reserve for death, disability and retirement is principally the result of an increase in premium rate loads and a decrease in the number of insureds primarily related to the ProNational book of business.

         The current accident year loss ratio in the table above is calculated by dividing current accident year incurred losses by net premiums earned. The principal reason for the increase in that ratio in 2001 is the effect of the inclusion of Professional Group's premiums and losses.

INVESTMENT INCOME

         For purposes of this discussion, the investment portfolio is comprised of fixed maturities and equity securities at amortized cost and short-term investments. The earnings on the portfolio constitute the related net investment income.

         Net investment income increased by $12.9 million as compared to the year ended December 31, 2000. The increase is primarily due to the net increase in the investment portfolio as a result of the consolidation with Professionals Group.

         At December 31, 2001, the investment portfolio of $1.31 billion consisted of 78% taxable securities and 22% tax-exempt securities. At December 31, 2001, the average yield of the professional liability segment fixed maturity investments was 5.9%.

         The principal investment objective of ProAssurance is to achieve a high level of after-tax income while minimizing risk. Although fixed maturity securities are purchased with the initial intent to hold such securities until their maturity, disposals of securities prior to their respective maturities may occur if management believes such disposals are consistent with ProAssurance's overall investment objectives, including maximizing after-tax yields. ProAssurance is restructuring its investment portfolio to include a higher proportion of taxable securities. At December 31, 2001 approximately $133 million of the professional liability portfolio is invested in principally taxable short-term securities; a substantial portion of these short-term securities will be converted to longer term fixed maturity and equity investments during 2002.

OTHER INCOME

         The most significant component of other income is net realized capital gains. Net realized capital gains increased from $0.9 million in 2000 to $5.4 million in 2001. This increase primarily resulted from additional sales of investment securities related to ProAssurance's restructuring its investment portfolio, as discussed under investment income.

         Net realized capital gains included in other income by quarter during each year are as follows (in thousands):

              First         Second        Third         Fourth
              -----         ------        -----         ------
2001          $ 31          $1,163        $858          $3,389
2000           378           200           266              69

         Net capital gains in the fourth quarter of 2001 include a loss of $409,000 recognized on one investment that was deemed to have an other than temporary decline in market value. All other declines in market values of ProAssurance's investment securities at December 31, 2001 were deemed to be temporary.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased approximately $16.4 million for the year ended December 31, 2001 as compared to the same period of 2000 due to the consolidation with Professionals Group. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) also increased; for 2001 the ratio was 22.6% as compared to 21.7 % for the same period in 2000. The increase in the ratio is primarily due to an increase in guaranty fund assessments. The remaining increase is due to normal fluctuations in acquisition expenses between years.

         Guaranty fund assessments for the year ended December 31, 2001 were approximately $1.3 million, an increase of $0.9 million as compared to the year ended December 31, 2000. ProAssurance is required by most states to be a member of its insolvency or guaranty fund association and, as such, must make payments to the association when so assessed by the state. Such assessments can and do vary widely from year to year. Guaranty fund assessments (reductions of assessments) included in acquisition expenses by quarter of each year are as follows (in thousands):


              First        Second        Third         Fourth
              -----        ------        -----         ------
2001          $  0          $ 15          $454          $ 878
2000            52           367            83           (505)

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

         ProAssurance's personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001. Operating results for ProAssurance's personal lines insurance segment for the six months ended December 31, 2001 are summarized in the table below (in thousands).

                Gross premiums written                  $ 73,285
                                                        ========

                Revenues:
                     Premiums earned                    $ 71,288
                     Premiums ceded                       (1,858)
                                                        --------
                     Net premiums earned                  69,430
                     Net investment income                 5,003
                     Other income                            857
                                                        --------
                Total revenues                            75,290

                Expenses:
                     Net losses and loss
                        adjustment expenses               48,301
                     Underwriting, acquisition
                        and insurance expenses            15,416
                                                        --------
                Total expenses                            63,717
                                                        --------

                Income before income taxes and
                     minority interest                  $ 11,573
                                                        ========

PREMIUMS

         Gross premiums written were $73.3 million and net premiums earned were $69.4 million related to the personal lines segment for the period ended December 31, 2001. Net premiums earned from personal automobile coverage represent approximately 87% of the total, and premiums from homeowners coverage represent approximately 12% of the total.


LOSSES

         Net losses and LAE incurred related to the personal lines segment were $48.3 million for the period ended December 31, 2001. The incurred loss and LAE ratio was 69.6% during the period ended December 31, 2001.

INVESTMENT INCOME

         For purposes of this discussion, the investment portfolio is comprised of fixed maturities and equity securities at amortized cost and short-term investments. The earnings on the portfolio constitute the related net investment income, which totaled $5.0 million for the period ended December 31, 2001. No securities within the portfolio were deemed to have permanent declines in market values during the six months ended December 31, 2001 and no such declines were recognized during the period.

         At December 31, 2001, the investment portfolio consisted of 48% taxable securities and 52% tax-exempt securities. At December 31, 2001, the average yield of the personal lines segment fixed maturity investments was 5.0%.

         The principal investment objective of ProAssurance is to achieve a high level of after-tax income while minimizing risk. Although fixed maturity securities are purchased with the initial intent to hold such securities until their maturity, disposals of securities prior to their respective maturities may occur if management believes such disposals are consistent with ProAssurance's overall investment objectives, including maximizing after-tax yields.

OTHER INCOME

         Other income consists primarily of commission income. No significant amount of net realized capital gains is included in other income.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses related to the personal lines segment were $15.4 million for the period ended December 31, 2001, consisting of normal, recurring expenses such as commissions, salaries and other expenses. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) was 22.2% for the period ended December 31, 2001. No guaranty fund assessments were included in underwriting, acquisition and insurance expenses in 2001.

ADDITIONAL INFORMATION

         MEEMIC Insurance Company is a wholly owned subsidiary of MEEMIC Holdings, Inc. MEEMIC Holdings, Inc. is publicly traded on the NASDAQ National Market (symbol "MEMH"). For additional information about MEEMIC and comparative analysis to periods prior to the consolidation, see the MEEMIC Holdings, Inc. December 31, 2001 annual report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

OVERVIEW

         During the years ended December 31, 2000 and December 31, 1999, ProAssurance operated in the United States of America in only one reportable insurance industry segment, professional liability insurance, which was principally made up of its two operating insurance subsidiaries: MA-Alabama and MA-West Virginia. Effective December 29, 2000, ProAssurance consolidated its organizational structure and merged two of its formerly separate insurance subsidiaries, Medical Assurance of Missouri, Inc. and Medical Assurance of Indiana, Inc., into MA-Alabama.

PROFESSIONAL LIABILITY INSURANCE SEGMENT

         Operating results for ProAssurance's professional liability insurance segment for the twelve months ended December 31, 2000 and 1999 are summarized in the table below (in thousands).

                                                          YEAR ENDED
                                                          DECEMBER 31
                                        ------------------------------------------------
                                                                                Increase
                                          2000                1999              (Decrease)
                                        ---------           ---------           --------
Gross premiums written                  $ 223,871           $ 201,593           $ 22,278
                                        =========           =========           ========

Revenues:
     Premiums earned                    $ 216,297           $ 207,492           $  8,805
     Premiums ceded                       (38,701)            (43,068)             4,367
                                        ---------           ---------           --------
     Net premiums earned                  177,596             164,424             13,172
     Net investment income                 41,450              39,273              2,177
     Other income                           3,543               4,332               (789)
                                        ---------           ---------           --------
Total revenues                            222,589             208,029             14,560

Expenses:
     Net losses and loss
        adjustment expenses               155,710             104,657             51,053
     Underwriting, acquisition
        and insurance expenses             38,579              40,212             (1,633)
                                        ---------           ---------           --------
Total expenses                            194,289             144,869             49,420
                                        ---------           ---------           --------

Income (loss)
     before income taxes                $  28,300           $  63,160           $(34,860)
                                        =========           =========           ========

PREMIUMS

Gross Premiums Written:

         Medical professional liability premiums written during the year ended December 31, 2000 increased by $1.4 million as compared to the same period of 1999, from $178.6 million to $180.0 million. After giving effect to insureds that did not renew, a net increase of approximately $5.3 million resulted from rate increases and writing premiums at approved higher rates. Partially offsetting this $5.3 million increase was a decrease of $3.9 million resulting from one-time additional premiums written in January 1999 related to the purchase of a book of business.

         For the year ended December 31, 2000 as compared to the same period of 1999, accident and health, workers compensation and multi-line premiums increased by $20.7 million; however, as previously discussed, similar growth is not expected in future periods.

Premiums Earned:

         Medical professional liability premiums earned decreased $4.9 million for the year ended December 31, 2000 as compared to same period in 1999. As with written premiums, $3.9 million of this decrease was due to one-time additional premiums earned in 1999 related to the purchase of a book of business. Direct and assumed accident and health, workers compensation and multi-line premiums earned increased by $13.7 million during the year ended December 31, 2000 as compared to the same period of 1999.

         Premiums ceded decreased by approximately $4.4 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily related to workers compensation, accident and health, and multi-line premiums earned. While the total earned amount of these premiums increased during 2000, the proportion of the premiums that were ceded decreased. As a result, ceded premiums were lower for the year ended December 31, 2000.

         Net earned premiums included accident and health, workers compensation and multi-line premiums of approximately $34.8 million in 2000 and $14.8 million in 1999. ProAssurance has previously disclosed its commitment to discontinue participation in the underwriting programs that generated most of these premiums and expects substantially decreased premiums in future periods.

LOSSES

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands).

                                                     Year ended
                                                     December 31
                                             ------------------------------
                                               2000                1999
                                             ---------            ---------
Incurred loss related to:
    Current accident year                    $ 178,210            $ 158,303
    Prior accident years                       (12,500)             (53,646)
    Change in death, disability and
         retirement reserves                   (10,000)                  --
                                             ---------            ---------
Net incurred loss                            $ 155,710            $ 104,657
                                             =========            =========

        Current accident
               year net loss ratio                 100%                  96%
                                             =========            =========

         Losses incurred include three components: a) actuarial evaluation of incurred loss levels for the current accident year; b) actuarial re-evaluation of incurred loss levels for prior accident years and c) actuarial re-evaluation of the reserve for the death, disability and retirement provision. These components take into consideration prior loss experience, loss trends, changes in the frequency and severity of claims, premium rate loads and the retention of insureds. Any adjustments related to previously established amounts are included in current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) increased to 100% from 96%. This change is due to increasing trends in severity and frequency of professional liability claims recognized by ProAssurance during the year 2000. As a result of these same trends, the average ultimate payment of indemnity and loss adjustment expenses per exposure unit for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was favorable loss development during the year ended December 31, 2000 of $12.5 million versus $53.6 million during the year ended December 31, 1999. In 2000, the $10.0 million decrease in the reserve for death, disability and retirement is principally the result of an increase in premium rate loads and a decrease in the number of insureds.

INVESTMENT INCOME

         For purposes of this discussion, invested assets are comprised of fixed maturities and equity securities at amortized cost and short-term investments. The earnings on such invested assets constitute the related net investment income.

         Consolidated net investment income was $41.5 million in 2000 compared to $39.3 million in 1999. The $2.2 million increase is attributable to both to increased average yields and to growth in the amount of invested assets.

         At December 31, 2000, the investment portfolio consisted of 51% taxable securities and 49% tax-exempt securities. At December 31, 2000, the average yield of fixed maturity investments was 5.5%.

OTHER INCOME

         Other income decreased to $3.5 million for the year ended December 31, 2000 compared to $4.3 million for the year ended December 31, 1999. The decrease is principally attributable to a $0.8 million decrease in capital gains realized upon the sale of securities during 2000 as compared to 1999.


UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses decreased by approximately $1.6 million for the year ended December 31, 2000 as compared to the same period in 1999 primarily because of a $2 million decrease in guaranty fund assessments. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by premiums earned) for 2000 was 21.7% as compared to 24.5% for the same period in 1999. The decrease in the ratio was due both to the reduction in guaranty fund assessments and to the cost control measures implemented by ProAssurance during 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK


         ProAssurance initially invests only in investment grade securities with the intent at the time of purchase that such securities will be held until maturity. ProAssurance is exposed to various market risks, including both interest rate risk and equity price risk. Interest rate risk represents the risk of changes in the value of a financial instrument caused by fluctuations in market interest rates. ProAssurance handles market risks in accordance with its established investment policies. The goal of these policies is to implement a strategic asset allocation that maximizes the long-term rate of return at a minimum level of risk given a set of asset classes and restrictions. Market risk control relates principally to ratings of issuers and length to maturity. ProAssurance does not enter into derivative transactions.

         At December 31, 2001 fixed maturity securities totaling $1,270.3 million, at fair value, comprised 84% of ProAssurance's invested assets of $1,516.5 million. Thus, the most significant market risk to ProAssurance is interest rate risk related to the fixed maturity portfolio. ProAssurance believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates may significantly impact the fair value of this portfolio.

         ProAssurance estimates that the fair value of its fixed maturity portfolio and the weighted average modified duration would respond to fluctuations in market interest rates as follows:

                                       Portfolio      Change in         Modified
       Interest                          Value          Value           Duration
         Rates                        $ Millions      $ Millions          Years
     -----------                      ----------      ----------        --------
       +2%                              $1,165           -$105            4.29
       +1%                              $1,216            -$54            4.29
    Current rate*                       $1,270          $    0            4.14
       -1%                              $1,323          $   53            3.89
       -2%                              $1,375          $  105            3.78

*Current rates are as of December 31, 2001.

         At December 31, 2001 the fair value of ProAssurance's investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $44.5 million, which included net unrealized losses of $6.4 million. These securities are subject to price risk. A hypothetical 10% increase in the market prices as of December 31, 2001 would increase the fair value of these securities to $48.9 million; a hypothetical 10% decrease would reduce the fair value to $40.0 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         At December 31, 2001 fair value of ProAssurance's investment in preferred stocks was $52.6 million, including net unrealized gains of $2.2 million. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

         ProAssurance's cash and short-term investment portfolio at December 31, 2001 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 14(a) have been included herein beginning on page 43. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 15 of the Notes to Consolidated Financial Statements of ProAssurance Corporation and its subsidiaries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Not Applicable.

                                    PART III


ITEM     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding executive officers is included in Part I of the Form 10K (Page 19 and 20) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

         The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2002 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2002 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2002.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2002 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2002 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

                  Report of Independent Auditors

                  Consolidated Balance Sheets - December 31, 2001 and 2000

                  Consolidated Statements of Changes in Capital - years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Income - years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Cash Flows - years ended December 31, 2001, 2000, and 1999

                  Notes to Consolidated Financial Statements.

         Financial Statement Schedules. The following consolidated financial statement schedules of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 14(d):

                  Schedule I - Summary of Investments - Other than Investments in Related Parties.

                  Schedule II - Condensed Financial Information of ProAssurance Corporation.

                  Schedule III - Supplementary Insurance Information.

                  Schedule IV - Reinsurance.

                  Schedule VI - Supplementary Property and Casualty Insurance Information.

         All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      None

(c) The exhibits required to be filed by Item 14(c) are listed herein in the Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 28th day of March 2002.

                                                PROASSURANCE CORPORATION


                                                By:/s/   A. Derrill Crowe, M.D.
                                                   -----------------------------
                                                         A. Derrill Crowe, M.D.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                     Date
----                                        -----                     ----
/s/A. Derrill Crowe, M.D.             Chief Executive            March 28, 2002
---------------------------
A. Derrill Crowe, M.D.                Officer (principal
                                      executive officer)
                                      and Director

/s/Howard H. Friedman                 Chief Financial            March 28, 2002
---------------------------
Howard H. Friedman                    Officer (principal
                                      financial officer)

/s/James J. Morello                   Chief Accounting           March 28, 2002
---------------------------
James J. Morello                      Officer (principal
                                      accounting officer)

/s/Victor T. Adamo, Esq.              Director                   March 28, 2002
---------------------------
Victor T. Adamo, Esq.


/s/Paul R. Butrus                     Director                   March 28, 2002
---------------------------
Paul R. Butrus

                                      Director
---------------------------
Norton E. Cowart, M.D.

/s/Robert E. Flowers, M.D.            Director                   March 28, 2002
---------------------------
Robert E. Flowers, M.D.

/s/Leon C. Hamrick, M.D.              Director                   March 28, 2002
---------------------------
Leon C. Hamrick, M.D.

                                      Director
----------------------------
John J. McMahon, Jr.

/s/Drayton Nabers, Jr., Esq.          Director                   March 28, 2002
----------------------------
Drayton Nabers, Jr.

/s/John P. North, Jr.                 Director                   March 28, 2002
----------------------------
John P. North, Jr.

/s/Ann F. Putallaz, Ph.D.             Director                   March 28, 2002
----------------------------
Ann F. Putallaz, Ph.D.

/s/William H. Woodhams, M.D.          Director                   March 28, 2002
----------------------------
William H. Woodhams, M.D.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)

                        Consolidated Financial Statements

                  Years ended December 31, 2001, 2000, and 1999

                                    CONTENTS

Report of Independent Auditors...................................................................................43

Audited Consolidated Financial Statements

Consolidated Balance Sheets......................................................................................45
Consolidated Statements of Changes in Capital....................................................................47
Consolidated Statements of Income................................................................................48
Consolidated Statements of Cash Flows............................................................................49
Notes to Consolidated Financial Statements.......................................................................50

Report of Independent Auditors

The Board of Directors
ProAssurance Corporation (formerly Medical Assurance, Inc.)

We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (formerly Medical Assurance, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of changes in capital, income and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statements and schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of ProAssurance's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries (formerly Medical Assurance, Inc.) at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP
February 22, 2002,
except for Note 16, as to which the date is March 18, 2002
Birmingham, Alabama

            PAGE LEFT BLANK INTENTIONALLY FOR PAGE NUMBERING PURPOSES

  Proassurance Corporation and Subsidiaries (Formerly Medical Assurance, Inc.)
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                        December 31           December 31
                                                                                           2001                  2000
                                                                                       ------------          ------------
ASSETS
Investments:
   Fixed maturities available for sale, at fair value                                  $  1,270,285          $    603,497
   Equity securities available for sale, at fair value                                       97,044                80,872
   Real estate, net                                                                          13,122                11,237
   Short-term investments                                                                   136,014               100,920
                                                                                       ------------          ------------
Total investments                                                                         1,516,465               796,526

Cash and cash equivalents                                                                    53,163                 8,550
Premiums receivable                                                                          77,766                54,405
Receivable from reinsurers on unpaid losses and loss
   adjustment expenses                                                                      374,056               166,202
Prepaid reinsurance premiums                                                                 20,265                 2,704
Deferred taxes                                                                               90,565                30,757
Other assets                                                                                106,045                63,692
                                                                                       ------------          ------------

                                                                                       $  2,238,325          $  1,122,836
                                                                                       ============          ============

See accompanying notes.

  Proassurance Corporation and Subsidiaries (Formerly Medical Assurance, Inc.)
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                       December 31             December 31
                                                                                          2001                     2000
                                                                                       ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy liabilities and accruals:
    Reserve for losses and loss adjustment expenses                                    $  1,442,341           $    659,659
    Unearned premiums                                                                       188,630                 78,495
    Reinsurance premiums payable                                                             48,704                 27,249
                                                                                       ------------           ------------
  Total policy liabilities                                                                1,679,675                765,403
  Other liabilities                                                                          40,431                 12,266
  Long-term debt                                                                             82,500                     --
                                                                                       ------------           ------------
Total liabilities                                                                         1,802,606                777,669

Minority interest                                                                            22,488                     --

Commitments and contingencies                                                                    --                     --

Stockholders' equity:
  Common stock, par value $0.01 and $1 per share in 2001 and 2000, respectively; 100,000,000 shares authorized; 25,911,234 and
    25,106,821 shares issued, respectively                                                      259                 25,107
  Additional paid-in capital                                                                260,788                231,988
  Accumulated other comprehensive gain (loss), net of
    deferred tax expense (benefit) of $2,208 and $(460), respectively                         3,533                   (854)
  Retained earnings                                                                         148,707                136,257
                                                                                       ------------           ------------
                                                                                            413,287                392,498
    Less treasury stock at cost,  121,765 and 2,425,039 shares,
       respectively                                                                             (56)               (47,331)
                                                                                       ------------           ------------
Total stockholders' equity                                                                  413,231                345,167
                                                                                       ------------           ------------

                                                                                       $  2,238,325           $  1,122,836
                                                                                       ============           ============

See accompanying notes.

  Proassurance Corporation and Subsidiaries (Formerly Medical Assurance, Inc.)
                  Consolidated Statements of Changes in Capital
                                 (in thousands)

                                                                                 Accumulated
                                                                     Additional     Other
                                                          Common      Paid-In   Comprehensive   Retained    Treasury
                                                          Stock       Capital   Income (Loss)   Earnings      Stock        Total
                                                        ---------    ---------- -------------  ---------    ---------    ---------

Balance at January 1, 1999                              $  23,900    $ 206,562    $  12,277    $  91,622    $ (10,181)   $ 324,180
5% stock dividend*                                          1,194       25,142           --      (26,365)          --          (29)
Common stock issued for compensation                            9          195           --           --           --          204
Purchase of treasury stock                                     --           --           --           --      (27,938)     (27,938)
Sale of treasury stock                                         --           42           --           --          266          308
Comprehensive income:
  Change in fair value of securities
     available for sale, net of deferred taxes                 --           --      (17,701)          --           --
  Net income                                                   --           --           --       46,700           --
Total comprehensive income                                                                                                  28,999
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999                               25,103      231,941       (5,424)     111,957      (37,853)     325,724
Common stock issued for compensation                            4           58           --           --           --           62
Purchase of treasury stock                                     --           --           --           --       (9,557)      (9,557)
Sale of treasury stock                                         --          (11)          --           --           79           68
Comprehensive income:
  Change in fair value of securities
     available for sale, net of deferred taxes                 --           --        4,570           --           --
  Net income                                                   --           --           --       24,300           --
Total comprehensive income                                                                                                  28,870
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2000                               25,107      231,988         (854)     136,257      (47,331)     345,167
Common stock issued for compensation                            1          184           --           --           --          185
Purchase of treasury stock                                     --           --           --           --       (1,337)      (1,337)
Retirement of treasury stock                               (2,405)     (46,207)          --           --       48,612           --
Conversion of par value to $0.01                          (22,476)      22,476           --           --           --           --
Equity issued in consolidation:
  Common stock issued to Professionals
     Group shareholders                                        32       49,378           --           --           --       49,410
  Fair value of options assumed                                --        2,952           --           --           --        2,952
Stock options exercised                                        --           17           --           --           --           17
Comprehensive income:
  Change in fair value of securities
    available for sale, net of deferred taxes and
    minority interest                                          --           --        4,387           --           --           --
  Net income                                                   --           --           --       12,450           --           --
Total comprehensive income                                                                                                  16,837
                                                        ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2001                            $     259    $ 260,788    $   3,533    $ 148,707    $     (56)   $ 413,231
                                                        =========    =========    =========    =========    =========    =========

*Cash was paid in lieu of fractional shares

See accompanying notes.

  Proassurance Corporation and Subsidiaries (Formerly Medical Assurance, Inc.)
                        Consolidated Statements of Income
                     (in thousands, except per share data)

                                                                                            Year Ended December 31
                                                                                2001                 2000                 1999
                                                                             ==========           ==========           ==========
Revenues:
  Gross premiums written                                                     $  388,983           $  223,871           $  201,593
                                                                             ==========           ==========           ==========

  Premiums earned                                                            $  381,510           $  216,297           $  207,492
  Premiums ceded                                                                (68,165)             (38,701)             (43,068)
                                                                             ----------           ----------           ----------
  Net premiums earned                                                           313,345              177,596              164,424
  Net investment income                                                          59,782               41,450               39,273
  Other income                                                                    9,428                3,543                4,332
                                                                             ----------           ----------           ----------
Total revenues                                                                  382,555              222,589              208,029

Expenses:
  Losses and loss
    adjustment expenses                                                         344,202              190,458              157,056
  Reinsurance recoveries                                                        (45,644)             (34,748)             (52,399)
                                                                             ----------           ----------           ----------
  Net losses and loss
    adjustment expenses                                                         298,558              155,710              104,657
  Underwriting, acquisition
    and insurance expenses                                                       70,437               38,579               40,212
  Interest expense                                                                2,591                   --                   --
                                                                             ----------           ----------           ----------
Total expenses                                                                  371,586              194,289              144,869
                                                                             ----------           ----------           ----------

Income before income taxes
  and minority interest                                                          10,969               28,300               63,160

Provision for income taxes:
  Current expense (benefit)                                                      (4,567)               3,146               14,179
  Deferred expense                                                                1,720                  854                2,281
                                                                             ----------           ----------           ----------
                                                                                 (2,847)               4,000               16,460
                                                                             ----------           ----------           ----------

Income before minority interest                                                  13,816               24,300               46,700
                                                                             ----------           ----------           ----------

Minority interest                                                                (1,366)                  --                   --
                                                                             ----------           ----------           ----------

Net income                                                                   $   12,450           $   24,300           $   46,700
                                                                             ==========           ==========           ==========

Basic and diluted earnings per share:
  Net income                                                                 $     0.51           $     1.04           $     1.95
                                                                             ==========           ==========           ==========

Weighted average number
  of common shares
  outstanding--basic and diluted                                                 24,263               23,291               23,992
                                                                             ==========           ==========           ==========

See accompanying notes.

  Proassurance Corporation and Subsidiaries (Formerly Medical Assurance, Inc.)
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                             Year Ended December 31
                                                                                2001                 2000                 1999
                                                                             ----------           ----------           ----------
OPERATING ACTIVITIES
Net income                                                                   $   12,450           $   24,300           $   46,700
Adjustments to reconcile net income
  to net cash provided  by
  operating activities:
     Depreciation                                                                 3,243                1,833                1,649
     Amortization                                                                 8,603                4,499                4,835
     Net realized capital gains                                                  (5,441)                (913)              (1,787)
     Deferred income taxes                                                        1,720                  854                2,281
     Policy acquisition costs deferred,
       net of related  amortization                                                 545               (2,542)               5,212
     Other                                                                         (655)                (544)                  61
     Changes in assets and liabilities, net of the effects
       from the consolidation with Professionals Group:
        Premiums receivable                                                      18,726               (1,656)               7,200
        Receivable from reinsurers                                               (8,633)              13,306                  382
        Prepaid reinsurance premiums                                             (9,496)              12,959               (2,196)
        Other assets, excluding capital purchases                                 4,109               (1,486)              (1,811)
        Reserve for losses and loss
           adjustment expenses                                                   21,148               (6,133)               5,152
        Unearned premiums                                                         7,471                7,570               (5,304)
        Reinsurance premiums payable                                             12,236               (7,672)              (7,675)
        Other liabilities                                                        (6,131)              (8,040)              (8,288)
        Minority interest in net income                                           1,366                   --                   --
                                                                             ----------           ----------           ----------
Net cash provided by operating activities                                        61,261               36,335               46,411

INVESTING ACTIVITIES
Purchases of:
  Fixed maturities available for sale                                          (656,101)             (94,775)            (171,202)
  Equity securities available for sale                                           (5,797)             (50,799)             (22,605)
Proceeds from sale or maturities of:
  Fixed maturities available for sale                                           681,219              143,715              156,205
  Equity securities available for sale                                           25,286               11,048               23,216
Net decrease (increase) in short-term investments                               (15,801)             (38,428)              15,940
Cash used in consolidation,
  net of cash acquired $72,245                                                 (124,059)

Other                                                                            (3,666)              (8,398)              (9,611)
                                                                             ----------           ----------           ----------
Net cash used by investing activities                                           (98,919)             (37,637)              (8,057)

FINANCING ACTIVITIES
Proceeds from long term debt                                                    110,000                   --                   --
Repayment of debt                                                               (27,500)                  --                   --
Dividends paid                                                                       --                   --                  (29)
Purchases of treasury stock                                                      (1,337)              (9,557)             (27,938)
Other                                                                             1,108                   --                   --
                                                                             ----------           ----------           ----------

Net cash provided by (used by) financing activities                              82,271               (9,557)             (27,967)
                                                                             ----------           ----------           ----------

Increase (decrease) in cash and cash equivalents                                 44,613              (10,859)              10,387

Cash and cash equivalents at beginning of period                                  8,550               19,409                9,022
                                                                             ----------           ----------           ----------

Cash and cash equivalents at end of period                                   $   53,163           $    8,550           $   19,409
                                                                             ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net cash paid during the year for income taxes                               $      706           $    1,929           $   18,556
                                                                             ==========           ==========           ==========
Net cash paid during the year for interest                                   $    2,442           $       --           $       --
                                                                             ==========           ==========           ==========

See accompanying notes.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

1.       ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of ProAssurance Corporation (a Delaware corporation) and its subsidiaries ("ProAssurance"). All significant intercompany accounts and transactions between consolidated companies have been eliminated.

BASIS OF PRESENTATION

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The significant accounting policies followed by ProAssurance that materially affect financial reporting are summarized in these notes to the consolidated financial statements.

SEGMENT INFORMATION

ProAssurance operates in the United States of America and in two reportable industry segments. As discussed in Note 3, the professional liability segment principally provides professional and general liability insurance for providers of health care services, and to a lesser extent, providers of legal services. The personal lines segment provides private passenger automobile, homeowner, boat, and umbrella insurance products primarily for educational employees and their immediate families exclusively in the state of Michigan.

INVESTMENTS

ProAssurance initially invests only in investment grade securities. All securities in the investment portfolio are available to be sold in response to liquidity needs, changes in market interest rates and investment management strategies, and all are classified as available-for-sale. Available-for-sale securities are excluded from earnings and reported, net of tax effect, in stockholders' equity as "Accumulated other comprehensive income (loss)" until realized. Real estate is reported at cost, less allowances for depreciation. Short-term investments, primarily composed of investments in United States (U.S.) Treasury obligations and commercial paper, are reported at cost, which approximates fair value.

Investment income includes amortization of premium and accretion of discount related to debt securities acquired at other than par value. Debt securities with maturities beyond one year when purchased are classified as fixed maturities. Realized gains and losses on sales of investments, and declines in value judged to be other-than-temporary, are recognized on the specific identification basis.

Fair values for fixed maturity and equity securities are based on quoted market prices, where available. For fixed maturity and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate their fair values.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

1.       ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE

Property and certain leasehold improvements are classified as investment real estate. All balances are stated on the basis of cost. Depreciation is computed over their estimated useful lives using the straight-line method. Accumulated depreciation was approximately $6.2 million and $5.8 million at December 31, 2001 and 2000, respectively. Rental income and expenses are included in net investment income.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated balance sheets and statements of cash flows, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.

REINSURANCE

Certain premiums are assumed from and ceded to other insurance companies under various reinsurance agreements. ProAssurance cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. A significant portion of the reinsurance is effected under reinsurance contracts known as treaties and, in some instances, by negotiation on individual risks.

Reinsurance expense is estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies.

DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses represents management's estimates, using methods it considers reasonable and appropriate, of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed, and any adjustments which become necessary are included in current operations.

CAPITAL RESOURCES

As of December 31, 2001 the Company did not have any material commitments for capital expenditures.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

1.       ACCOUNTING POLICIES (CONTINUED)

RECOGNITION OF REVENUES

Insurance premiums are recognized as revenues pro rata over the terms of the policies.

STOCK OPTIONS

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," ProAssurance elected to continue use of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to measure employee stock compensation expense with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

INCOME TAXES

ProAssurance files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses and loss adjustment expenses for income tax reporting, and the limitation of the unearned premiums deduction for income tax reporting.

EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each year after giving effect to stock dividends and treasury shares.

 ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which supersedes Opinion 17, Intangible Assets. Both statements are effective for fiscal years beginning after December 15, 2001. The new rules address how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment. If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Income. SFAS No. 142 requires additional disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition. ProAssurance has determined there are no impaired intangible assets as of December 31, 2001. ProAssurance operating results for the twelve months ended December 31, 2001 included net amortization expense of $154,000 that will not be recorded in future periods due to the adoption of SFAS 142. Additionally, ProAssurance expects deferred credits related to prior year acquisitions of $1.7 million will be reduced to zero in 2002 with the change being accounted for as the cumulative effect of a change in accounting principle.

                    ProAssurance Corporation and Subsidiaries
                       (Formally Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

2.       CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP

ProAssurance Corporation was formed for the purpose of consolidating Medical Assurance, Inc. ("Medical Assurance") and Professionals Group, Inc. ("Professionals Group") and began operations on June 27, 2001 in a transaction referred to hereafter as the consolidation ("consolidation").

The consolidation of Medical Assurance into ProAssurance was in the form of a corporate reorganization and was treated in a manner similar to a pooling of interests. Upon consummation of the consolidation, each outstanding share of Medical Assurance common stock, par value $1.00 per share, was converted into one share of ProAssurance common stock, par value $0.01 per share. Approximately
22.6 million ProAssurance shares were issued to Medical Assurance shareholders. Additionally, approximately 399,000 outstanding Medical Assurance options were converted into a like number of outstanding ProAssurance options.

The consolidation of Professionals Group into ProAssurance was treated as a purchase transaction. Each outstanding share of Professionals Group common stock was converted into the right to receive, at the holder's election, either (a)
0.897 of a share of ProAssurance common stock plus $13.47 in cash, or (b) $27.47 in cash. Aggregate consideration paid to the Professionals Group shareholders consisted of approximately $196 million in cash and 3.2 million shares of ProAssurance common stock, valued at approximately $50 million. The fair value of ProAssurance shares issued was $15.59 per share based on the average Medical Assurance common stock price for a few days prior to June 27, 2001. Additionally, outstanding options of approximately 262,000 Professionals Group common shares were converted to outstanding options of approximately 459,000 ProAssurance common shares. The estimated fair value of the options issued was approximately $3 million.

ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110 million term loan facility (see Note 11) and with internal funds generated from dividends paid to ProAssurance by Medical Assurance and Professionals Group at the time of closing.

The total cost of the purchase transaction of approximately $252 million has been allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. The estimated fair value of identifiable assets acquired totaled $1,165 million and the estimated fair value of the liabilities assumed totaled $931 million. The estimated excess of the total cost of the acquisition over the fair value of net assets acquired of approximately $18.4 million was recorded as goodwill.

The preliminary fair value of Professionals Group's reserves for losses and loss adjustment expenses and related reinsurance recoverables was estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables and includes a risk premium and a profit margin. In determining the preliminary fair value estimate, management discounted Professionals Group's historical GAAP undiscounted net loss reserves to present value assuming a 5% discount rate, which approximated the current U.S. Treasury rate at the date of the consolidation. The discounting pattern was actuarially developed from Professionals Group's historical loss data. An expected profit margin of 5% was applied to the discounted loss reserves, which is consistent with management's understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing party in the purchase of loss reserves). Additionally, for the professional liability loss reserves of Professionals Group, an estimated risk premium of 5% was applied to the discounted reserves, which is deemed to be reasonable and consistent with expectations in the marketplace given the long-tail nature and the related high degree of uncertainty of such reserves. For the personal lines loss reserves (homeowners and automobile) of Professionals Group, an estimated risk premium of 2% was applied to discounted loss

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

2.       CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP (CONTINUED)

reserves as such reserves develop over a much shorter period of time and, generally, are less volatile than professional liability reserves. ProAssurance has not recognized any adjustments to that preliminary fair value.

ProAssurance is required to incorporate Professionals Group's activity commencing upon the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition and lower investment income due to cash used to fund a portion of the consolidation, and related tax effects. Professional Group's nonrecurring and transaction related expenses were also excluded from the pro forma financial information. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results (in thousands, except per share data).

                                                          ProForma Results
                                                   Twelve Months Ended December 31
                                                   -------------------------------
                                                      2001                 2000
                                                   ----------           ----------

Revenues                                           $  528,629           $  487,080
                                                   ==========           ==========

Net income (loss)                                  $   (6,950)          $   25,861
                                                   ==========           ==========

Net income (loss) per share
   Basic                                           $    (0.27)          $     0.98
                                                   ==========           ==========
   Diluted                                         $    (0.27)          $     0.97
                                                   ==========           ==========

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

3.       SEGMENT INFORMATION

ProAssurance operates in the United States of America and, prior to the consolidation, operated in only one reportable industry segment the professional liability insurance segment, that principally provides professional liability insurance and reinsurance for providers of health care services, and to a limited extent providers of legal services. The professional liability segment includes the operating results of three significant insurance companies: The Medical Assurance Company, Inc. ("MA-Alabama"), Medical Assurance of West Virginia ("MA-West Virginia"), Inc., and ProNational Insurance Company ("ProNational").

As a result of the consolidation, ProAssurance is now engaged in an additional segment, which is providing personal property and casualty insurance to individuals (the personal lines segment). At December 31, 2001, ProAssurance owns 84% of the stock of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its wholly-owned subsidiary, MEEMIC Insurance Company ("MEEMIC").

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

3.       SEGMENT INFORMATION (CONTINUED)

The accounting policies of each segment are consistent with those described in the basis of presentation footnote of ProAssurance's consolidated financial statements. Identifiable assets of ProAssurance are primarily cash and marketable securities. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are allocated to the reportable operating segments. Other than investment income earned directly by the parent company and interest expense related to long-term debt held by the parent company, all revenues and expenses of ProAssurance are allocated to the operating segments for purposes of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effect of transactions between segments has been eliminated.

The table below provides a reconciliation of segment information to total consolidated information (in millions).

                                                                         Twelve months ended
                                                                             December 31
                                                                  -------------------------------
                                                                      2001                2000
                                                                  ----------           ----------
         Revenues:
           Professional liability lines                           $    306.8           $    222.6
           Personal lines                                               75.3                   --
           Corporate and other                                           0.5                   --
                                                                  ----------           ----------
                 Total revenues                                   $    382.6           $    222.6
                                                                  ==========           ==========

         Net Income (Loss):
           Professional liability lines                           $      6.8           $     24.3
           Personal lines                                                7.1                   --
           Corporate and other                                          (1.4)                  --
                                                                  ----------           ----------
           Total net income                                       $     12.5           $     24.3
                                                                  ==========           ==========

                                                                             December 31
                                                                  -------------------------------
                                                                      2001                2000
                                                                  ----------           ----------
         Identifiable Assets:
           Professional liability lines                           $  1,913.5          $  1,122.8
           Personal lines                                              324.7                  --
           Corporate and other                                           0.1                  --
                                                                  ----------          ----------
           Total assets                                           $  2,238.3          $  1,122.8
                                                                  ==========          ==========

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

4.       INVESTMENTS

The amortized cost and estimated fair value of fixed maturities and equity securities (in thousands) are as follows:

                                                                                    December 31, 2001
                                                            -----------------------------------------------------------------
                                                               Gross             Gross                             Estimated
                                                             Amortized        Unrealized       Unrealized             Fair
                                                               Cost              Gains           (Losses)            Value
                                                            -----------       ----------       ----------         -----------
         U. S. TREASURY SECURITIES                          $    58,768        $    905         $    (249)        $    59,424
         STATE AND MUNICIPAL BONDS                              407,738           5,410            (2,149)            410,999
         CORPORATE BONDS                                        412,907           8,550            (2,463)            418,994
         ASSET-BACKED SECURITIES                                379,817           4,079            (3,598)            380,298
         CERTIFICATES OF DEPOSIT                                    570              --                --                 570
                                                            -----------        --------         ---------         -----------
                                                              1,259,800          18,944            (8,459)          1,270,285
         EQUITY SECURITIES                                      101,221           6,383           (10,560)             97,044
                                                            -----------        --------         ---------         -----------
                                                            $ 1,361,021        $ 25,327         $ (19,019)        $ 1,367,329
                                                            ===========        ========         =========         ===========

                                                                                    December 31, 2000
                                                            -----------------------------------------------------------------
                                                               Gross             Gross                             Estimated
                                                             Amortized        Unrealized       Unrealized             Fair
                                                               Cost              Gains           (Losses)            Value
                                                            -----------       ----------       ----------         -----------
         U. S. Treasury securities                          $    18,657        $    213         $     (64)        $    18,806
         State and municipal bonds                              398,214           4,605            (2,293)            400,526
         Corporate bonds                                        124,824           1,103            (2,275)            123,652
         Asset-backed securities                                 61,144             302            (1,503)             59,943
         Certificates of deposit                                    570              --                --                 570
                                                            -----------        --------         ---------         -----------
                                                                603,409           6,223            (6,135)            603,497
         Equity securities                                       82,274           6,784            (8,186)             80,872
                                                            -----------        --------         ---------         -----------
                                                            $   685,683        $ 13,007         $ (14,321)        $   684,369
                                                            ===========        ========         =========         ===========

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

4.       INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of fixed maturities (in thousands) at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                                                                                          Estimated
                                                                   Amortized                 Fair
                                                                     Cost                   Value
                                                                  ------------          ------------
         Due in one year or less                                  $     74,312          $     75,553
         Due after one year through five years                         314,649               320,326
         Due after five years through ten years                        327,280               330,463
         Due after ten years                                           163,742               163,645
         Asset-backed securities                                       379,817               380,298
                                                                  ------------          ------------
                                                                  $  1,259,800          $  1,270,285
                                                                  ============          ============

Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 2001.

Amounts of investment income by investment category (in thousands) are as follows:

                                                                       Year ended December 31
                                                            2001                 2000                 1999
                                                         ----------           ----------           ----------
Fixed maturities                                         $   52,238           $   34,370           $   34,711
Equities                                                      3,243                3,408                1,589
Real estate                                                   1,496                1,472                1,581
Short-term investments                                        4,786                3,961                3,325
Other                                                         1,237                  852                  839
                                                         ----------           ----------           ----------
                                                             63,000               44,063               42,045
Investment expenses                                          (3,218)              (2,613)              (2,772)
                                                         ----------           ----------           ----------
Net investment income                                    $   59,782           $   41,450           $   39,273
                                                         ==========           ==========           ==========

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


4. INVESTMENTS (CONTINUED)

Net realized gains and losses (in thousands) are included in other income as follows:

                                             Year ended December 31
                                2001                  2000                1999
                           --------------------------------------------------------
Gross gains                $     8,619            $    3,542         $     3,915
Gross losses                    (3,178)               (2,629)             (2,128)
                           --------------------------------------------------------
Net gains                  $     5,441                   913         $     1,787
                           ========================================================

These gains and losses are primarily derived from sales of investment securities. In 2001, gross losses included $409,000 recognized due to permanent decline in the fair value of one security.

These realized gains and losses, net of related tax expense of $1.9 million, $0.3 million, and $0.6 million, respectively, were reclassified from "Accumulated other comprehensive income" included in stockholders' equity to "Other income" in the Consolidated Statements of Income.

Proceeds from sales (excluding maturities and paydowns) of available-for-sale securities were $565.3 million, $108.5 million and $125.7 million during 2001, 2000, and 1999, respectively.

5. REINSURANCE

ProAssurance has various quota share, excess of loss assumption, and cession reinsurance agreements. ProAssurance generally retains the risk for losses between $250,000 and $1 million. ProAssurance reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis whereby the reinsurer agrees to insure a particular risk up to a designated limit.

The effect of reinsurance on premiums written and earned (in thousands) in 2001 is as follows:


                                                2001                      2000                        1999
                                              Premiums                   Premiums                    Premiums
                                       Written      Earned          Written      Earned        Written       Earned
                                      ----------------------   -------------------------    -------------------------
 DIRECT                               $343,370     $330,385        $195,915     $190,664       $184,669      $187,945
 ASSUMED                                45,613       51,125          27,956       25,633         16,924        19,547
 CEDED                                 (78,692)     (68,165)        (29,592)     (38,701)       (44,670)      (43,068)
                                      --------     --------        --------     --------       --------      --------
 NET PREMIUMS                         $310,291     $313,345        $194,279     $177,596       $156,923      $164,424
                                      ========     ========        ========     ========       ========      ========

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


5. REINSURANCE (CONTINUED)

Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

At December 31, 2001, all reinsurance recoverables are considered collectible; the amounts as shown in the accompanying consolidated balance sheets approximate the fair value of the amounts recoverable from reinsurers. As required by the various state insurance laws, reinsurance recoverables totaling approximately $13.0 million are collateralized by letters of credit or funds withheld.

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance's deferred tax liabilities and assets (in thousands) are as follows:

                                                                   December 31
                                                              2001            2000
                                                            --------        -------
          Deferred tax liabilities:
               Deferred acquisition costs                   $  5,420        $ 3,715
               Unrealized gains on investments, net            2,208             --
               Other                                           2,090          5,096
                                                            --------        -------
          Total deferred tax liabilities                       9,718          8,811

          Deferred tax assets:
               Unrealized losses on investments, net              --            460
               Unpaid loss discount                           56,502         32,283
               Unearned premium adjustment                    12,836          6,825
               Net operating losses                           20,093             --
               Goodwill                                       10,369             --
               Other                                             483             --
                                                            --------        -------
          Total deferred tax assets                          100,283         39,568
                                                            --------        -------
          Net deferred tax assets                           $ 90,565        $30,757
                                                            ========        =======

In the opinion of management, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


6.  INCOME TAXES (CONTINUED)

A reconciliation of "expected" income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements (in thousands) follows:

                                                                      Year ended December 31
                                                              2001            2000            1999
                                                            -------         -------         --------
          Computed "expected" tax expense                   $ 3,839         $ 9,905         $ 22,106
          Tax-exempt municipal and state bond income         (6,544)         (6,082)          (5,815)
          Other                                                (142)            177              169
                                                            -------         -------         --------
          Total                                             $(2,847)        $ 4,000         $ 16,460
                                                            =======         =======         ========

ProAssurance has available approximately $55 million in Federal tax loss carryforwards. These carryforwards begin to expire in the year 2018. Approximately $44 million of the carryforwards relate to the consolidation with Professionals Group. As such, the amount which can be utilized by ProAssurance in any one year is limited to approximately $12.5 million.

7.  DEFERRED POLICY ACQUISITION COSTS

Underwriting and insurance costs directly related to the production of new and renewal premiums are considered as acquisition costs and are capitalized and amortized to expense over the period in which the related premiums are earned. As is common practice within the industry, reinsurance ceding commissions due ProAssurance are considered a reduction of acquisition costs, and therefore reduce the total amount capitalized.

Amortization of deferred acquisition costs amounted to approximately $37.8 million, $21.1 million, and $21.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $15.5 million and $10.4 million at December 31, 2001 and 2000, respectively.


8. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

ProAssurance establishes reserves based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses ("losses and LAE") for reported claims and are established by ProAssurance's claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to ProAssurance as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


8. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

Loss and LAE reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on ProAssurance's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, especially professional liability reserves, is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations.

ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance obtains an independent actuarial review of the reserves for losses and loss adjustment expenses of each insurance subsidiary. The independent actuaries prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserves for losses and loss adjustment expenses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary's certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


8. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

Activity in the reserve for losses and loss adjustment expenses (reserves) is summarized as follows (in thousands):

                                                                          2001              2000              1999
                                                                      -----------         ---------         ---------
          Balance at January 1                                        $   659,659         $ 665,792         $ 660,640
          Less reinsurance recoverables                                   166,202           179,508           179,890
                                                                      -----------         ---------         ---------
          Net balance at January 1                                        493,457           486,284           480,750

          Net reserves acquired from Profession Group                     557,284                --                --

          Incurred related to:
            Current year                                                  303,387           178,210           158,303
            Prior years                                                    13,818            (12,500)          (53,646)
            Change in death, disabiltiy and retirement reserve            (18,647)          (10,000)               --
                                                                      -----------         ---------         ---------
          Total incurred                                                  298,558           155,710           104,657

          Paid related to:
            Current year                                                 (137,121)          (14,909)          (10,297)
            Prior years                                                  (143,893)         (133,628)          (88,826)
                                                                      -----------         ---------         ---------
          Total paid                                                     (281,014)         (148,537)          (99,123)
                                                                      -----------         ---------         ---------
          Net balance at December 31                                    1,068,285           493,457           486,284
          Plus reinsurance recoverables                                   374,056           166,202           179,508
                                                                      -----------         ---------         ---------
          Balance at December 31                                      $ 1,442,341         $ 659,659         $ 665,792
                                                                      ===========         =========         =========

Professional liability reserves comprise a substantial portion of ProAssurance's reserves. Professional liability reserves established in the early 1990's were strongly influenced by the dramatically increased frequency and severity experienced by ProAssurance, and the industry as a whole, during the mid-1980's. As a result, ProAssurance established prudent accident year reserves, resulting in accident year loss ratios in excess of 100% of earned premium. Some of these trends moderated, and in some cases, reversed, which have resulted in the recognition of redundancies related to prior accident year reserves.

The professional liability legal environment has deteriorated once again during the past several years. Beginning in 2000, ProAssurance recognized adverse trends in claim severity, causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed during 2000 and some amount of adverse development occurred during 2001. ProAssurance's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


9. COMMITMENTS AND CONTINGENCIES

ProAssurance is involved in various legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on ProAssurance's financial position or results of operations.

10. EMPLOYEE BENEFIT PLANS

ProAssurance and its subsidiaries currently maintain several defined contribution employee benefit plans, stock purchase plans and incentive plans, all of which cover substantially all employees of the respective subsidiaries meeting certain eligibility requirements. ProAssurance's contributions to these plans are primarily based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. ProAssurance's expense under all benefit plans was $2.5 million, $1.2 million, and $1.0 million in 2001, 2000 and 1999, respectively.

11. LONG-TERM DEBT

On June 27, 2001, ProAssurance borrowed $110 million under a term loan facility in order to fund the consolidation. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate as elected from time to time by ProAssurance. At December 31, 2001 the interest rate was 3.40%. The debt requires quarterly principal repayments of $2.5 million. Beginning in 2003, ProAssurance must also repay an additional annual installment equal to 50% of the adjusted parent-only annual cash flow, up to a maximum of $15 million. During 2001 ProAssurance made the two required quarterly payments of $2.5 million and, in September 2001, made a $22.5 million prepayment on the debt.

Excluding annual cash flow repayments, the aggregate remaining amounts of maturities of long-term debt for the next five years are as follows: 2002 through 2004, $10 million each year; and in 2005 the remaining balance becomes due on September 30.

The term loan is part of a credit facility provided to ProAssurance by a bank syndicate under the terms of a credit agreement that also provides for a line of credit in the amount of $40 million. Borrowings under the line of credit are repayable in full in two years, subject to renewal. ProAssurance has not borrowed any funds under the revolving line of credit.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


11. LONG-TERM DEBT (CONTINUED)

The credit agreement, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants, including:

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

     -    a funded debt to adjusted statutory capital ratio of 0.35 to 1; and

     - maintenance of statutory Risk-Based Capital ratios (as defined by the National Association of Insurance Commissioners) of 3.5 to 1 by two of its insurance companies, The Medical Assurance Company, Inc. and ProNational Insurance Company, Inc.

As of December 31, 2001, ProAssurance was in compliance with the aforementioned loan covenants.

12. STOCKHOLDERS' EQUITY

At December 31, 2001 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At December 31, 2001, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

The Board of Directors did not declare any stock dividends in 2001 or 2000. The Board of Directors declared stock dividends of 5% in December 1999. Cash was paid to shareholders for fractional shares. Earnings per share data for 1999 has been stated as if the above stock dividend had been declared on January 1, 1999.

The Board of Directors of ProAssurance has reserved 1.5 million shares of common stock for issuance in accordance with ProAssurance's Incentive Compensation Stock Plan, as discussed in Note 13. Under the terms of the plan, shares of ProAssurance Corporation stock are available to be awarded to key employees of ProAssurance Corporation and its subsidiaries. As of December 31, 2001, 2000, and 1999, there were approximately 42,000, 38,000, and 34,000 shares, respectively, (after giving effect to subsequent stock dividends and stock split) issued under the plan.

"Accumulated other comprehensive income (loss)" shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains (losses) on securities available for sale net of taxes.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


13.  STOCK OPTIONS

ProAssurance has an Incentive Compensation Stock Plan (the "ProAssurance Plan") available to provide performance-based compensation to employees of ProAssurance and its subsidiaries. All terms and conditions of any grants under the ProAssurance Plan are at the discretion of the compensation committee. No stock options were granted under the ProAssurance Plan in 2001 and 2000; approximately 74,000 stock options were granted in 1999 at an exercise price of $21.01 per share (adjusted for the 1999 stock dividend). All options have been granted at a price equal to the market price of the stock on the date of grant. These options expire in ten years and were fully vested at the grant date, but are not exercisable until six months after the grant date.

Additionally, as a part of the consolidation with Professionals Group, ProAssurance assumed all options previously granted under Professionals Group, Inc.'s 1996 Long Term Stock Incentive Plan. Each outstanding and unexercised option was converted into an option to purchase 1.76 shares of ProAssurance Common Stock at an option price to be determined by dividing the option price for the subject share of Professionals Group common stock by the exchange ratio of 1.76, resulting in 458,680 options outstanding after conversion. The options assumed were fully vested. No additional options are expected to be issued related to the Professionals Group, Inc.'s 1996 Long Term Stock Incentive Plan.

Information regarding ProAssurance outstanding options under both plans for the year ending December 31, 2001 follows:

                                                                    2001
                                                      ------------------------------
                                                                   WEIGHTED AVERAGE
                                                                       EXERCISE
                                                       SHARES           PRICE
                                                      --------     ----------------
          Outstanding at beginning of year             398,625         $ 24.28
          Granted                                           --              --
          Options assumed due to consolidation         458,680           16.74
          Exercised                                   (137,992)          17.23
          Cancelled                                         --              --
                                                      --------         -------
          Outstanding at end of year                   719,313         $ 20.82
                                                      ========         =======
          Options exercisable at end of year           719,313
                                                      ========

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements

13. STOCK OPTIONS (CONTINUED)

Outstanding ProAssurance options as of December 31, 2001 consisted of the following:


                  Options Outstanding                                      Options Exercisable
------------------------------------------------------------            --------------------------
                                   Weighted
 Range                              Average         Weighted                             Weighted
  of                               Remaining         Average                              Average
Exercise                          Contractual       Exercise                             Exercise
 Prices           Number             Life             Price             Number             Price
$9.23-$26.03      719,313           6.5 years         $20.82            719,313           $20.82
                  =======           =========         ======            =======           ======


The fair value of options granted during 1999 was $10.14 per share, and was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk-free interest interest rate of 6.4%; volatility of 0.275; expected life of 8 years; and dividend yield of 0%. No options were granted in 2001 or 2000.

ProAssurance applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation costs has been recognized for these stock option plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, ProAssurance's net income would have been reduced by $0.5 million, or $0.02 earnings per share (basic and diluted) in 1999. There would be no effect on net income or earnings per share in 2000 or 2001. The effect on net income for 1999 is not representative of the pro forma effect on net income for future years because additional stock option awards could be made in future years.

MEEMIC Holdings has established a stock compensation plan (the "MEEMIC Plan") under which shares of MEEMIC Holdings' common stock are available to provide performance-based compensation to the officers, directors and employees of MEEMIC Holdings and its subsidiaries. All terms and conditions of any grants under the MEEMIC Plan are at the discretion of the Compensation Committee of MEEMIC Holdings' board of directors. Currently, all options have been granted at an exercise price of $10 which was the market price of MEEMIC Holdings' common stock on the date of grant; there were no grants in 2001. These options are fully vested and expire ten years from the date of grant. Option information regarding the share activity of the MEEMIC Plan from June 27, 2001 (the date of consolidation) through December 31, 2001 follows:

                  Outstanding at the beginning of period                224,000
                  Granted                                                 --
                  Exercised                                             (68,000)
                  Cancelled                                             (16,000)
                                                                        -------

                  Outstanding at end of year                            140,000
                                                                        =======

All of the outstanding options were exercisable at December 31, 2001.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


14. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

ProAssurance's insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition costs which are deferred under GAAP but expensed for statutory purposes; (b) statutory accounting prescribes the method for valuing investments in affiliates and does not permit consolidation; and (c) deferred income taxes which are recorded under GAAP but not for statutory purposes.

At December 31, 2001 and 2000, statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Statutory surplus and net income (loss) for each of ProAssurance's insurance subsidiaries for the years ended December 31, 2001 and 2000 are as follows (in thousands):



                                                                             STATUTORY NET
                                                                             INCOME (LOSS)
                                                       STATUTORY             FOR THE YEAR
                                                     SURPLUS AS OF          ENDED DECEMBER
                                                   DECEMBER 31, 2001           31, 2001**
                                                   -----------------        ---------------
THE MEDICAL ASSURANCE COMPANY, INC.                   $  172,841             $  (5,874)
PRONATIONAL INSURANCE COMPANY                            175,874                18,966
PRONATIONAL CASUALTY                                      12,007                   203
MEDICAL ASSURANCE OF WEST VIRGINIA, INC.                  10,301                 1,918
MEEMIC                                                    80,093                 7,017


                                                                               Statutory
                                                                               Net Income
                                                       Statutory             for the year
                                                     Surplus as of          ended December
                                                   December 31, 2000           31, 2000
                                                   -----------------        ---------------
The Medical Assurance Company, Inc.                   $ 208,805                 $ 354
Medical Assurance of West Virginia, Inc.                  8,007                   959



**ProNational Insurance Company, Inc., ProNational Casualty and MEEMIC were acquired as a result of the consolidation with Professionals Group and are included in the consolidated results of operations only since the date of consolidation. The statutory income shown in the table is the income for the period since June 27, 2001.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements



14. STATUTORY ACCOUNTING AND DIVIDEND REQUIREMENTS (CONTINUED)

Consolidated retained earnings are comprised primarily of subsidiaries' retained earnings. Because MA-Alabama and ProNational paid extraordinary dividends to fund the consolidation, any dividend in the twelve month period following those payments will be considered an extraordinary dividend requiring prior approval under applicable insurance laws. After the expiration of this period, ProAssurance's insurance subsidiaries will be permitted to pay dividends of approximately $35.9 million during the next twelve months without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts) for 2001 and 2000:


                                                                       2001
                                                1ST             2ND             3RD            4TH
                                              --------        --------       ---------      ---------
NET PREMIUMS EARNED                           $ 49,545        $ 46,677       $ 105,492      $ 111,631
NET INVESTMENT INCOME                           10,178           9,760          20,226         19,617
OTHER INCOME                                       691           1,550           2,487          4,700
NET INCOME                                       2,273           2,987           2,936          4,254
BASIC AND DILUTED EARNINGS PER SHARE              0.10            0.13            0.11           0.16


                                                                       2000
                                                1st             2nd             3rd            4th
                                              --------        --------       ---------      ---------
Net premiums earned                           $ 37,276        $ 43,838        $ 44,563       $ 51,919
Net investment income                            9,765           9,842          10,072         11,771
Other income                                       883             986             810            864
Net income                                       7,695           6,405           5,200          5,000
Basic and diluted earnings per share              0.33            0.27            0.22           0.22


The sum of the above amounts may vary from the annual amounts because of rounding.

                    ProAssurance Corporation and Subsidiaries
                       (Formerly Medical Assurance, Inc.)
                   Notes to Consolidated Financial Statements


16.  SUBSEQUENT EVENTS

On March 18, 2002 MEEMIC Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance for $29 per share in cash (a total of 1,204,290 fully diluted shares). The proposed transaction, has been unanimously approved by MEEMIC Holdings Board of Directors, including its independent Directors not affiliated with ProAssurance. Following completion of the offer, MEEMIC Holdings intends to delist its stock from the NASDAQ Stock Market and terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. MEEMIC Holdings intends to use primarily its own existing cash resources to fund the purchase of the shares.


No timetable has been established for the transaction, although ProAssurance expects MEEMIC Holdings to proceed expeditiously. The transaction is subject to several conditions, including, without limitation, the negotiation of final terms of the transaction between the Board and the independent Directors; the receipt of fairness opinions; the receipt of all required regulatory and bank approvals; the receipt of confirmation from insurance rating agencies that the repurchase would not impair the current A- rating of MEEMIC Insurance Company or any of the other insurance subsidiaries of ProAssurance Corporation; and a favorable vote by a majority of the MEEMIC Holdings shareholders other than ProAssurance and persons who are affiliated with ProAssurance. There can be no assurance that the transaction will be completed.

  PROASSURANCE CORPORATION AND SUBSIDIARIES (Formerly Medical Assurance, Inc.)
               SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                 COST
                                                  OR                            AMOUNT AT WHICH
                                               AMORTIZED            FAIR         SHOWN IN THE
Type of Investment                               COST              VALUE         BALANCE SHEET
                                              ----------        ----------      ---------------
Fixed Maturities:
  Bonds:
    U.S. Treasury securities .........        $   58,768        $   59,424        $   59,424
    State and municipal bonds ........           407,738           410,999           410,999
    Corporate bonds ..................           412,907           418,994           418,994
    Asset-backed securities ..........           379,817           380,298           380,298
    Certificates of deposit ..........               570               570               570
                                              ----------        ----------        ----------
        Total fixed maturities .......         1,259,800        $1,270,285         1,270,285
                                              ----------        ==========        ----------
Equity securities ....................           101,221        $   97,044            97,044
                                                                ==========
Real estate, net .....................            13,122                              13,122
Short-term investments ...............           136,014                             136,014
                                              ----------                          ----------
        Total investments ............        $1,510,157                          $1,516,465
                                              ==========                          ==========

  PROASSURANCE CORPORATION AND SUBSIDIARIES (Formerly Medical Assurance, Inc.)
                                  SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            PROASSURANCE CORPORATION
                    CONDENSED BALANCE SHEETS--REGISTRANT ONLY
                                 (IN THOUSANDS)

                                                                      December 31
                                                              --------------------------
                                                                 2001             2000
                                                              ---------        ---------
ASSETS

Investment in subsidiaries - at equity                        $ 481,444        $      --
Cash                                                                 47               --
Other assets                                                     19,753               --
                                                              ---------        ---------
                                                              $ 501,244        $      --
                                                              =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to subsidiaries                                       $   4,960        $      --
Other liabilities                                                   554               --
Long-term debt                                                   82,500               --

Stockholders' equity
     Common stock                                                   259               --
     Other stockholders' equity, including unrealized
         gains or losses on securities of subsidiaries          412,971               --
                                                              ---------        ---------
Total stockholders' equity                                      413,230               --
                                                              ---------        ---------
                                                              $ 501,244        $      --
                                                              =========        =========



                            PROASSURANCE CORPORATION
                CONDENSED STATEMENTS OF INCOME--REGISTRANT ONLY
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                               ---------------------------
                                                                  2001             2000
                                                               ---------         ---------
Revenues:
Investment income                                              $     440         $      --

Expenses:
Interest expense                                                   2,591
Other expenses                                                       466                --
                                                               ---------         ---------
                                                                   3,057
Income (loss) before income tax (benefit) and equity in
    undistributed net income of subsidiaries                      (2,617)               --
Federal and state income tax (benefit)                              (835)               --
                                                               ---------         ---------
Income (loss) before equity in
    net income of subsidiaries                                    (1,782)               --
Equity in net income of subsidiaries                              14,232                --
                                                               ---------         ---------
Net income                                                     $  12,450         $      --
                                                               =========         =========

  PROASSURANCE CORPORATION AND SUBSIDIARIES (Formerly Medical Assurance, Inc)
                             SCHEDULE II --CONTINUED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            PROASSURANCE CORPORATION
              CONDENSED STATEMENTS OF CASH FLOWS--REGISTRANT ONLY
                        DECEMBER 31, 2001, AND 2000
                                 (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31
                                                    -----------------------------
                                                       2001               2000
                                                    ----------         ----------
Cash (used) by operating activities                 $   (2,325)        $       --

Investing activities
  Cash distribution to Professionals                        --
     Group shareholders                               (196,304)                --
  Cash dividends from subsidiaries                     116,274                 --
                                                    ----------         ----------
                                                       (80,030)                --
                                                    ----------         ----------
Financing activities
     Proceeds from long term debt                      110,000                 --
     Principal payments on long-term debt              (27,500)
     Other                                                 (98)                --
                                                    ----------         ----------
                                                        82,402                 --
                                                    ----------         ----------

(Decrease) increase in cash                                 47                 --

Cash, beginning of period                                   --                 --
                                                    ----------         ----------

Cash, end of period                                 $       47         $       --
                                                    ==========         ==========


Notes to Condensed Financial Statements

1.       Formation of ProAssurance

ProAssurance Corporation was formed in October 2000 as a holding company (ProAssurance Holding Company) for the purpose of consolidating Medical Assurance, Inc. (Medical Assurance) and Professionals Group, Inc. (Professionals Group). ProAssurance Holding Company did not commence operations until completion of the consolidation on June 27, 2001. The consolidation of ProAssurance Holding Company and Medical Assurance, Inc was in the form of a corporate reorganization and was accounted for in a manner similar to a pooling of interests. The consolidation was a non-cash transaction whereby one share of ProAssurance common stock was exchanged for each outstanding share of Medical Assurance stock. ProAssurance Holding Company's investment in Medical Assurance is valued at the net book value of Medical Assurance on the consolidation date of June 27, 2001. The consolidation with Professionals Group was accounted for as a purchase transaction and involved the exchange of ProAssurance stock and cash, or cash only, as elected by the shareholder, for each share of Professionals Group stock. ProAssurance Holding Company's investment in Professionals Group is valued at the fair value of the net assets acquired on the consolidation date of June 27, 2001.

2.       Basis of Presentation

ProAssurance Holding Company's initial investment in Medical Assurance is valued at the net book value of Medical Assurance on the consolidation date of June 27, 2001. The consolidation with Professionals Group was accounted for as a purchase transaction and involved the exchange of ProAssurance stock and cash, or cash only, as elected by the shareholder, for each share of Professionals Group stock. ProAssurance Holding Company's initial investment in Professionals Group is valued at the fair value of the net assets acquired on the consolidation date of June 27, 2001. At December 31, 2001 ProAssurance Holding Company's investment in subsidiaries is stated at the initial values described plus equity in the undistributed earnings of subsidiaries since the date of acquisition less dividends received from the subsidiaries. Goodwill of approximately $18.2 million was recorded related to the consolidation with Professionals Group and is included in other assets. The parent-only financial statements should be read in conjunction with ProAssurance's consolidated financial statements.

  PROASSURANCE CORPORATION AND SUBSIDIARIES (Formerly Medical Assurance, Inc)
                             SCHEDULE II --CONTINUED
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Notes to Condensed Financial Statements  (continued)

3.       Related Party Transactions

ProAssurance Holding Company's received cash dividends of $70.8 million from Medical Assurance and $41.6 million from Professionals Group.

All of ProAssurance Holding Company's treasury shares are owned by its subsidiaries. In the parent-only financial statements, stockholders' equity has been reduced by the cost of these treasury shares and ProAssurance Holding Company's investment in subsidiaries has been reduced by the cost of the treasury shares owned by the subsidiaries.

  PROASSURANCE CORPORATION AND SUBSIDIARIES (Formerly Medical Assurance, Inc)
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                        2001              2000            1999
                                                                    -----------        ---------        ---------
Deferred policy acquisition costs ..........................        $    15,489        $  10,350        $   7,808
Reserve for losses and loss adjustment expenses ............          1,442,341          659,659          665,786
Unearned premiums ..........................................            188,630           78,495           70,925
Net premiums earned ........................................            313,345          177,596          164,424
Premiums assumed from other companies ......................             39,509           25,633           19,546
Net investment income ......................................             59,782           41,450           39,273
Net losses and loss adjustment expenses ....................            298,558          155,710          104,657
Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs .....             37,792           21,077           21,450
     Other underwriting, acquisition
          and insurance expenses ...........................             32,645           17,502           18,762
Net premiums written .......................................            310,291          194,279          156,922

  PROASSURANCE CORPORATION AND SUBSIDIARIES (Formerly Medical Assurance, Inc)
                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                             (DOLLARS IN THOUSANDS)

                                              2001                2000                1999
                                           ----------          ----------          ----------
PROPERTY & CASUALTY
Premiums earned                            $  341,212          $  185,141          $  172,597
Premiums ceded                                (67,650)            (33,549)            (28,850)
Premiums assumed                               23,311              11,312              14,203
                                           ----------          ----------          ----------
          Net premiums earned              $  296,873          $  162,904          $  157,950
                                           ==========          ==========          ==========
Percentage of amount assumed to net              7.85%               6.94%               8.99%
                                           ==========          ==========          ==========
ACCIDENT AND HEALTH
Premiums earned                            $      789          $    5,528          $   15,348
Premiums ceded                                   (515)             (5,152)            (14,218)
Premiums assumed                               16,198              14,316               5,344
                                           ----------          ----------          ----------
          Net premiums earned              $   16,472          $   14,692          $    6,474
                                           ==========          ==========          ==========
Percentage of amount assumed to net             98.34%              97.44%              82.55%
                                           ==========          ==========          ==========
OTHER
Premiums earned                                    --                  --                  --
Premiums ceded                                     --                  --                  --
Premiums assumed                                   --                  --                  --
                                           ----------          ----------          ----------
          Net premiums earned              $       --          $       --          $       --
                                           ==========          ==========          ==========
Percentage of amount assumed to net              0.00%               0.00%               0.00%
                                           ==========          ==========          ==========
Total net premiums earned                  $  313,345          $  177,596          $  164,424
                                           ==========          ==========          ==========

  PROASSURANCE CORPORATION AND SUBSIDIARIES (Formerly Medical Assurance, Inc)
    SCHEDULE VI - SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                                                      2001               2000              1999
                                                                    ---------         ---------         ---------
Deferred policy acquisition costs ........................        $    15,489         $  10,350         $   7,808
Reserve for losses and loss adjustment expenses ..........          1,442,341           659,659           665,786
Unearned premiums ........................................            188,630            78,495            70,925
Net premiums earned ......................................            313,345           177,596           164,424
Net investment income ....................................             59,782            41,450            39,273
Losses and loss adjustment expenses incurred
     related to current year, net of reinsurance .........            284,740           178,210           158,303
Losses and loss adjustment expenses incurred
     related to prior year, net of reinsurance ...........             13,818           (22,500)          (53,646)
Amortization of deferred policy acquisition costs ........             37,792            21,077            21,450
Paid losses and loss adjustment expenses related to
     current year losses, net of reinsurance .............           (137,121)          (14,909)          (10,293)
Paid losses and loss adjustment expenses related to
     prior year losses, net of reinsurance ...............           (143,893)         (133,623)          (88,826)

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
2              Agreement to Consolidate by and between Medical Assurance, Inc.
               and Professionals Group, Inc. dated June 22, 2000. (1)

3.1            Certificate of Incorporation of ProAssurance. (1)

3.1            Certificate of Amendment of ProAssurance

3.2            Bylaws of ProAssurance (1)

4.1            Specimen of Common Stock Certificate of ProAssurance. (1)

4.2            Credit Agreement among ProAssurance and lending banks (2)

10.1 Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc.

10.1           Medical Assurance, Inc. Incentive Compensation Stock Plan
               (formerly known as the Mutual Assurance, Inc. 1995 Stock Award
               Plan) (3)

10.2           Amendment and Assumption Agreement by and between Mutual
               Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (4)

10.2           Professionals Insurance Company Management Group 1996 Long Term
               Incentive Plan (5)

10.2           MEEMIC Holdings Stock Compensation Plan (6)

10.3(a)        ProAssurance Stock Ownership Plan

10.3(b)        MEEMIC Incentive Plan Trust

10.3           Release and Severance Agreement between Victor T. Adamo and
               ProAssurance (7)

10.3           Release and Severance Agreement between William P. Sabados and
               ProAssurance (8)

10.3           Release and Severance Agreement between Lynn M. Kalinowski and
               ProAssurance (8)

21             Subsidiaries of ProAssurance Corporation

23             Consent of Ernst & Young LLP

(1) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-4 (Commission File No. 333-49378), as amended, without exhibits, and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(2) Filed as an Exhibit to ProAssurance's Form 8-K/A for event occurring May 10, 2000 (Commission File No. 001-12129) and incorporated herein by this reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(3) Filed as an Exhibit to MAIC Holding's Registration Statement on Form S-4 (Commission File No. 33-91508) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(4) Filed as an Exhibit to MAIC Holding's Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(5) Filed as an Exhibit to Professionals Group's Registration Statement on Form S-4 (Commission File No. 333-3138) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(6) Filed as an Exhibit to MEEMIC Holding's Registration Statement on Form S-4 (Commission File No. 333-66671) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(7) Filed as an Exhibit to ProAssurance Corp.'s Form 10-Q (Commission File No. 001-16533) for the quarter ended June 30, 2001 and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(8) Filed as an Exhibit to ProAssurance Corp.'s Form 10-Q (Commission File No. 001-16533) for the quarter ended September 30, 2001 and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.