Form 10-K/A
period 2001-12-31
PROASSURANCE CORP
filed 2002-04-05
CIK 1127703

                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

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

                               Page 1 of 6 pages

This amendment to the Annual Report on Form 10K of ProAssurance, Corp. (the "Registrant") for the year ended December 31, 2001 is filed to correct typographical errors in the table included under the caption "Analysis of Losses and Loss Adjustment Expense Reserve Development" in Item 1 of Part 1.

The "Cumulative net paid as of: Eight years later" amount for 1993 was reported as $86,821; however, it should be $76,821.

The "Re-estimated net liability as of: One year later" amount for 1995 was reported as $352,212; however, it should be $325,212.

The "Net re-estimated liability - latest" for 1997 was reported as $313,202; however, it should be $323,202.

The "Gross cumulative redundancy" for 1996 was reported as $538,720; however, it should be $238,720.

The "Gross cumulative redundancy" for 1999 was reported as $38,064; however, it should be $48,097.

The section in Part 1, Item 1 entitled "Loss Reserve Development Table" is restated in its entirety on the following pages.

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

       ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                     December 31,
                      --------------------------------------------------------------------------------------------------------------
                      1991(a)    1992(a)   1993(a)   1994(a)   1995(a)  1996(a)   1997(a)    1998(a)   1999(a)  2000(a)    2001(b)
                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------
Losses and LAE
reserves,
undiscounted
and net
of reinsurance
recoverables          $228,119  $252,739  $272,392  $295,541  $352,521  $440,040  $464,122  $480,741  $486,279  $493,457  $1,068,285

Cumulative net
paid as of:

One year later          19,560    19,752    21,296    24,102    27,532    48,390    67,383    89,864   133,832   143,892

Two years later         35,461    36,185    40,988    42,115    58,769    98,864   128,758   192,716   239,872

Three years later       46,417    52,550    53,186    58,793    80,061   136,992   194,139   257,913

Four years later        58,124    58,526    61,153    65,520   107,005   173,352   227,597

Five years later        62,573    63,325    66,419    76,291   120,592   191,974

Six years later         65,090    68,021    73,308    81,722   129,043

Seven years later       68,719    71,466    76,716    82,605

Eight years later       71,305    72,352    76,821

Nine years later        71,802    79,788

Ten years later         71,994

Re-estimated net
liability as of:

End of Year           $228,119  $252,739  $272,392  $295,541  $352,521  $440,040  $464,122  $480,741  $486,279  $493,457  $1,068,285

One year later         217,558   241,655   251,445   268,154   325,212   393,363   416,814   427,095   463,779   507,275

Two years later        205,277   221,236   220,385   239,243   280,518   347,258   364,196   398,308   469,934

Three years later      185,349   190,744   194,213   200,311   237,280   294,675   333,530   400,333

Four years later       159,301   167,062   159,096   157,836   190,110   264,714   323,202

Five years later       139,570   136,996   126,379   122,570   173,148   259,195

Six years later        114,407   108,862   106,403   105,779   168,828

Seven years later       97,177    94,908    92,954    99,787

Eight years later       89,271    84,719    88,828

Nine years later        79,734    79,788

Ten years later         76,042

Net cumulative
redundancy
(deficiency)            152,077   172,951   183,564   195,754   183,693   180,845   140,920    80,408    16,345   (13,818)
                        =======   =======   =======   =======   =======   =======   =======    ======    ======   =======

Original gross
liability -
end of year                                311,394   355,735   432,937   548,732   614,720   660,631   665,786   659,659

Less: reinsurance
recoverables                               (39,002)  (60,194)  (80,416) (108,692) (150,598) (179,890) (179,507)  (166,202)
                                           -------   -------   -------  --------  --------  --------  --------   --------
Original net
liability
- end of year                              272,392   295,541   352,521   440,040   464,122   480,741   486,279   493,457
                                           =======   =======   =======   =======   =======   =======   =======   =======
Gross re-estimated
liability - latest                          98,152   130,718   197,555   310,012   424,519   542,396   617,689   651,359

Re-estimated
reinsurance
recoverables                                (9,324)  (30,931)  (28,727)  (50,817) (101,317) (142,063) (147,755)  (144,084)
                                            ------   -------   -------   -------  --------  --------  --------   -------
Net re-estimated
liability - latest                          88,828    99,787   168,828   259,195   323,202   400,333   469,934   507,275
                                            ======    ======   =======   =======   =======   =======   =======   =======
Gross cumulative
redundancy                                 213,242   225,017   235,382   238,720   190,201   118,235    48,097     8,300
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 4th day of April 2002.

                                                PROASSURANCE CORPORATION


                                                By: /s/   James J. Morello
                                                   -----------------------------
                                                          James J. Morello
                                                       Sr. Vice President and
                                                      Chief Accounting Officer