Form 10-Q
period 2002-03-31
PROASSURANCE CORP
filed 2002-05-14
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or ________________

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

Commission file number 0-16533

ProAssurance Corporation

(Exact name of registrant as specified in its charter)

Delaware	63-1261433

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

100 Brookwood Place, Birmingham, AL	35209

(Address of principal executive offices)	(Zip Code)

(205) 877-4400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of April 30, 2002, there were 25,848,300 shares of the registrant’s common stock outstanding.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31	December 31
	2002	2001

Assets
Investments
Fixed maturities available for sale, at fair value	$1,339,938	$1,270,285
Equity securities available for sale, at fair value	96,630	97,044
Real estate, net	17,977	17,936
Short-term investments	98,465	136,014

Total investments	1,553,010	1,521,279
Cash and cash equivalents	71,529	53,163
Premiums receivable	110,603	77,766
Receivable from reinsurers on unpaid losses and loss adjustment expenses	386,976	374,056
Prepaid reinsurance premiums	30,020	20,265
Deferred taxes	97,483	90,565
Other assets	94,186	101,231

	$2,343,807	$2,238,325

Liabilities and Stockholders’ Equity
Liabilities:
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$1,475,981	$1,442,341
Unearned premiums	237,278	188,630
Reinsurance premiums payable	65,189	48,704

Total policy liabilities	1,778,448	1,679,675
Other liabilities	52,445	40,431
Long-term debt	80,000	82,500

Total liabilities	1,910,893	1,802,606
Minority interest	22,806	22,488
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $0.01 per share in 2002 and 2001; 100,000,000 shares authorized; 25,970,065 and 25,911,234 shares issued, respectively	260	259
Additional paid-in capital	261,752	260,788
Accumulated other comprehensive gain (loss), net of deferred tax expense (benefit) of ($2,180) and $2,208, respectively	(4,227)	3,533
Retained earnings	152,379	148,707

	410,164	413,287
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	410,108	413,231

	$2,343,807	$2,238,325

See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(in thousands, except share data)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2001	$413,231	$3,533	$148,707	$260,991
Comprehensive income (loss):
Net income	3,672		3,672
Change in fair value of securities available for sale, net of deferred taxes and minority interest	(7,760)	(7,760)

Comprehensive income (loss)	(4,088)
Common stock issued for compensation	962			962
Stock options exercised	3			3

Balance at March 31, 2002	$410,108	$(4,227)	$152,379	$261,956

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2000	$345,167	$(854)	$136,257	$209,764
Comprehensive income (loss):
Net income	2,273		2,273
Change in fair value of securities available for sale, net of deferred taxes	1,660	1,660

Comprehensive income	3,933
Common stock issued for compensation	6			6

Balance at March 31, 2001	$349,106	$806	$138,530	$209,770

See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31

	2002	2001

Revenues:
Gross premiums written	$181,113	$78,870

Premiums earned	$132,466	$62,160
Premiums ceded	21,977	12,615

Net premiums earned	110,489	49,545
Net investment income	18,083	10,209
Other income	1,601	660

Total revenues	130,173	60,414
Expenses:
Losses and loss adjustment expenses	130,297	58,404
Reinsurance recoveries	23,098	11,418

Net losses and loss adjustment expenses	107,199	46,986
Underwriting, acquisition and insurance expenses	20,982	12,016
Interest expense	769	—

Total expenses	128,950	59,002

Income before income taxes, minority interest and cumulative effect of accounting change	1,223	1,412
Provision for income taxes:
Current expense	1,001	127
Deferred (benefit)	(2,160)	(988)

	(1,159)	(861)

Income before minority interest and cumulative effect of accounting change	2,382	2,273
Minority interest	404	—

Income before cumulative effect of accounting change	1,978	2,273
Cumulative effect of accounting change	1,694	—

Net income	$3,672	$2,273

Earnings per share:
Income before cumulative effect of accounting change	$0.08	$0.10
Cumulative effect of accounting change	0.06	—

Net income—basic and diluted	$0.14	$0.10

Weighted average number of common shares outstanding—basic and diluted	25,851	22,697

See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31

	2002	2001

Operating Activities
Net cash provided by operating activities	$55,079	$19,766
Investing Activities
Purchases of fixed maturities available for sale	(234,996)	(57,504)
Purchases of equity securities available for sale	(4,041)	(9,794)
Proceeds from sale or maturities of fixed maturities available for sale	163,961	91,381
Proceeds from sale of equity securities available for sale	2,906	6,802
Net decrease (increase) in short-term investments	37,549	(42,327)
Other	408	(614)

Net cash provided by (used by) investing activities	(34,213)	(12,056)
Financing Activities
Repayment of debt	(2,500)	—

Net cash provided by (used by) financing activities	(2,500)	—
Increase in cash and cash equivalents	18,366	7,710
Cash and cash equivalents at beginning of period	53,163	8,550

Cash and cash equivalents at end of period	$71,529	$16,260

See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively “ProAssurance”). ProAssurance is a holding company formed for the purpose of consolidating Medical Assurance, Inc. (“Medical Assurance”) and Professionals Group, Inc. (“Professionals Group”) as its wholly-owned subsidiaries. Additional information about the consolidation is provided in Note 2. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Certain reclassifications have been made to conform the 2001 financial statements to the 2002 presentation. These changes had no material effect on previously reported results of operations or shareholders’ equity.

2. Consolidation of Medical Assurance and Professionals Group

     ProAssurance Corporation began operations on June 27, 2001 in a transaction referred to hereafter as the consolidation (“consolidation”).

     The consolidation of Medical Assurance into ProAssurance was in the form of a corporate reorganization and was treated in a manner similar to a pooling of interests. Upon consummation of the consolidation, each outstanding share of Medical Assurance common stock, par value $1.00 per share, was converted into one share of ProAssurance common stock, par value $0.01 per share. Approximately 22.6 million ProAssurance shares were issued to Medical Assurance shareholders. The consolidation of Professionals Group into ProAssurance was treated as a purchase transaction. Each outstanding share of Professionals Group common stock was converted into the right to receive, at the holder’s election, either (a) 0.897 of a share of ProAssurance common stock plus $13.47 in cash, or (b) $27.47 in cash. Aggregate consideration paid to the Professionals Group shareholders consisted of approximately $196 million in cash and 3.2 million shares of ProAssurance common stock, valued at approximately $50 million. The fair value of ProAssurance shares issued was $15.59 per share based on the average Medical Assurance common stock price for a few days prior to June 27, 2001.

     ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110 million term loan facility and with internal funds generated from dividends paid to ProAssurance by Medical Assurance and Professionals Group at the time of closing.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Consolidation of Medical Assurance and Professionals Group (continued)

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

     ProAssurance was required to incorporate Professionals Group’s activity commencing upon the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred on January 1, 2001 after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition and lower investment income due to cash used to fund a portion of the consolidation, and related tax effects. Professional Group’s nonrecurring and transaction related expenses were excluded from the pro forma financial information. No amortization of goodwill has been included in the pro forma calculation in order to present the pro forma information in a manner that is consistent with ProAssurance’s adoption of SFAS No. 142 on January 1, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results (in thousands, except per share data).

Pro Forma Results
Three Months Ended
March 31, 2001

Revenues	$134,949

Net income	$2,339

Net income per share
Basic and diluted	$0.09

3. Segment Information

     ProAssurance operates in the United States of America and, prior to the consolidation, operated in only one reportable industry segment, the professional liability insurance segment, which principally provides professional liability insurance and reinsurance for providers of health care services, and to a limited extent providers of legal services. The professional liability segment includes the operating results of three significant insurance companies: The Medical Assurance Company, Inc., Medical Assurance of West Virginia Inc., and ProNational Insurance Company.

     As a result of the consolidation, ProAssurance is now engaged in an additional segment, which is providing personal property and casualty insurance to individuals (the personal lines segment). At March 31, 2002, ProAssurance owns 84% of the stock of MEEMIC Holdings, Inc. (“MEEMIC Holdings”), a publicly traded insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its wholly-owned subsidiary, MEEMIC Insurance Company (“MEEMIC”).

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Segment Information (continued)

     The accounting policies of each segment are consistent with those described in Note 1. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are allocated to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense related to long-term debt held by the parent company, all revenues and expenses of ProAssurance are allocated to the operating segments for purposes of Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effect of transactions between segments has been eliminated.

     The table below provides a reconciliation of segment information to total consolidated information (in millions).

	Three months ended
	March 31

	2002	2001

Revenues:
Professional liability lines	$92.6	$60.4
Personal lines	37.6	—
Corporate and other	—	—

Total revenues	$130.2	$60.4

Income (loss) before cumulative effect of accounting change:
Professional liability lines	$0.3	$2.3
Personal lines	2.2	—
Corporate and other	(0.5)	—

Total	$2.0	$2.3

Net Income:
Professional liability lines	$2.0	$2.3
Personal lines	2.2	—
Corporate and other	(0.5)	—

Total net income	$3.7	$2.3

	March 31	December 31

	2002	2001

Identifiable Assets:
Professional liability lines	$2,011.6	$1,913.5
Personal lines	332.2	324.7
Corporate and other	—	0.1

Total assets	$2,343.8	$2,238.3

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments

     Proceeds from sales (excluding maturities and paydowns) of investments in fixed maturities and equity securities available for sale were approximately $114.2 million and $73.0 million for the three month periods ended March 31, 2002 and 2001, respectively. Gross capital gains were approximately $1.9 million and $0.6 million for the three month periods ended March 31, 2002 and 2001, respectively; gross capital losses were approximately $3.0 million and $0.5 million for the three month periods ended March 31, 2002 and 2001, respectively. Included in 2002 gross capital losses are losses of $2.0 million resulting from the recognition of other than temporary declines in the market value of two securities. Capital gains and losses are included as a component of investment income. The amortized cost of fixed maturities and equity securities available for sale was $1.443 billion and $1.361 billion at March 31, 2002 and December 31, 2001, respectively.

5. Reserves for Losses and Loss Adjustment Expenses

     ProAssurance establishes reserves for losses and loss adjustment expenses based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. ProAssurance considers expected outcomes for individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. However, estimating reserves, especially professional liability reserves, is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations.

     ProAssurance’s management believes the unearned premiums under contracts together with the related anticipated investment income to be earned, are adequate to discharge the related contract liabilities.

6. Deferred Policy Acquisition Costs

     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $8.9 million and $7.7 million for the three months ended March 31, 2002 and 2001, respectively.

7. Income Taxes

     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because much of ProAssurance’s investment income is tax-exempt.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Long-term Debt

     On June 27, 2001, ProAssurance borrowed $110 million under a term loan facility in order to fund the consolidation. At March 31, 2002 the remaining outstanding balance under the loan was $80 million.

     The debt requires quarterly principal repayments of $2.5 million. Beginning in 2003, ProAssurance must also repay an additional annual installment equal to 50% of the adjusted parent-only annual cash flow, up to a maximum of $15 million. ProAssurance has made all required quarterly repayments on the loan and also made a $22.5 million optional prepayment on the loan in September 2001.

     Excluding any required annual cash flow repayments, the aggregate remaining amounts of maturities of long-term debt for the next five years are as follows: $7.5 million in 2002, $10 million each year in 2003 and 2004, and in 2005 the remaining balance becomes due on September 30.

     The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank’s base rate as elected from time to time by ProAssurance. At March 31, 2002 the interest rate was 3.5%.

     The term loan is part of a credit facility provided to ProAssurance by a bank syndicate under the terms of a revolving credit agreement that also provides for a line of credit in the amount of $40 million. Borrowings under the line of credit are repayable in full in two years, subject to renewal. ProAssurance has not borrowed any funds under the revolving line of credit.

     The credit agreement, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants, including:

•	a consolidated debt coverage ratio of 3.75 to 1 through June 30, 2002 and 3.0 to 1 thereafter;

•	minimum consolidated tangible net worth equal to the sum of (i) 90% of the consolidated net worth of ProAssurance as of June 30, 2001, and (ii) 75% of cumulative consolidated net income after June 30, 2001;

•	a consolidated fixed charge coverage ratio of 1.5 to 1;

•	a funded debt to adjusted statutory capital ratio of 0.35 to 1; and

•	maintenance of statutory Risk-Based Capital ratios (as defined by the National Association of Insurance Commissioners) of 3.5 to 1 by two of its insurance companies, The Medical Assurance Company, Inc. and ProNational Insurance Company, Inc.

     As of March 31, 2002, ProAssurance was in compliance with the aforementioned loan covenants.

9. Stockholders’ Equity and Earnings Per Share

     At March 31, 2002 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At March 31, 2002, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies

     On March 18, 2002, MEEMIC Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance Corporation for $29 per share in cash (a total of 1,204,290 fully diluted shares). The proposed transaction has been unanimously approved by MEEMIC Holdings’ Board of Directors, including its independent directors not affiliated with ProAssurance Corporation. Following completion of the offer, MEEMIC Holdings intends to delist its stock from the NASDAQ stock market and terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. MEEMIC Holdings intends to use primarily its own existing cash and investment resources to fund the purchase of the shares.

     No timetable has been established for the transaction, although MEEMIC Holdings expects to proceed expeditiously. The transaction is subject to several conditions, including, without limitation, the negotiation of final terms of the transaction between the Board and the independent directors; the receipt of fairness opinions; the receipt of all required regulatory and bank approvals; the receipt of confirmation from insurance rating agencies that the repurchase would not impair the current A- rating of MEEMIC or any of the other insurance subsidiaries of ProAssurance Corporation; and a favorable vote by a majority of the MEEMIC Holdings shareholders other than ProAssurance Corporation and persons who are affiliated with ProAssurance Corporation. These statements are subject to a variety of risks and uncertainties, including, without limitation the fulfillment of the conditions to the transaction described above. There can be no assurance that the transaction will be completed.

     On March 18, 2002, a complaint was filed against MEEMIC Holdings, its directors and its parent company, ProAssurance Corporation, in the 6th Circuit Court in Oakland County, Michigan by a purported shareholder of MEEMIC Holdings seeking to enjoin the transaction described above. The suit, which purports to be a class action on behalf of the minority shareholders, alleges, among other things that the transaction has been timed to freeze out the minority shareholders, that the proposed transaction is unfair and that ProAssurance and the directors have violated their fiduciary duties. The complaint also seeks damages in an undetermined amount. The suit may delay or prevent progress towards the completion of the proposed transaction.

     ProAssurance believes that it has meritorious defenses to the claims made by the plaintiff, including without limitation, the fact that it has taken several steps to protect the rights of the minority shareholders in the proposed transaction and to ensure its fairness. These steps include permitting a committee of two independent directors who have no other affiliation with MEEMIC Holdings or ProAssurance Corporation to negotiate and approve the proposed transaction, and making the completion of the transaction subject to the approval of the holders of a majority of the shares not owned by ProAssurance or its affiliates and the receipt of fairness opinions from independent financial advisors. There can be no assurance, however, as to the outcome of this litigation and, if MEEMIC Holdings is not able to successfully defend against the claims made by the plaintiff, the outcome of this litigation could have a material adverse impact on the proposed transaction.

     ProAssurance is involved in various other legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on ProAssurance’s financial position but could have an unfavorable impact on quarterly results of operations.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Cumulative Effect of Change in Accounting Principle and New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes Opinion 17 “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. Contrary to Opinion 17, SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives will be tested at least annually for impairment. If goodwill and intangible assets are deemed to be impaired, the change will be charged through the Statement of Operations. ProAssurance adopted SFAS Nos. 141 and 142 effective January 1, 2002.

     In accordance with SFAS Nos. 141 and 142, ProAssurance discontinued amortizing its recorded goodwill and deferred credits and recognized the unamortized balance of deferred credits of $1.7 million that existed at December 31, 2001 related to business combinations completed prior to July 1, 2001. The write-off has been recognized as the cumulative effect of a change in accounting principle. There is no tax effect related to the write-off because the deferred credits were not amortizable for tax purposes.

     The table below presents comparative income and income per share for the three months ended March 31, 2002 and 2001, reflecting the pro forma effects of SFAS Nos. 141 and 142 on 2001 data:

	Three Months Ended
	March 31

	2002	2001

Reported net income before cumulative effect of accounting change	$1,978	$2,273
Amortization of deferred credits, net of goodwill amortization	—	(20)

Adjusted net income before cumulative effect of accounting change	$1,978	$2,253

     Adoption of SFAS Nos. 141 and 142 did not have a significant per share effect.

     At March 31, 2002 goodwill and intangible assets from business combinations, net of accumulated amortization, are approximately $23.1 million. ProAssurance has not yet performed the required annual test for impairment, but does not believe that any of its recorded goodwill or intangible assets have suffered impairment.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Cumulative Effect of Change in Accounting Principle and New Accounting Pronouncements (continued)

     The Financial Accounting Standards Board also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for the disposal of long-lived assets. As ProAssurance does not hold long-lived assets, the adoption of SFAS No. 144 did not affect the results of operations or financial position of ProAssurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of this management discussion and analysis, “ProAssurance” refers to ProAssurance Corporation and its subsidiaries. Management’s discussion and analysis should be read in conjunction with ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion of the financial condition and results of operations contains certain forward-looking statements relating to the anticipated future financial conditions and operating results of ProAssurance and its current business plans. In the future, the financial condition and operating results of ProAssurance could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond ProAssurance’s control. Important factors that could cause or contribute to such differences or changes include those discussed in the ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

     The payment of losses and loss adjustment expenses (losses and LAE) and operating expenses in the ordinary course of business and debt service are currently ProAssurance’s principal need for liquid funds. During the first three months of 2002 cash provided by operating activities was sufficient to meet those needs, and ProAssurance believes those sources will be sufficient to meet its cash needs for at least the next twelve months. ProAssurance believes that its reserves for losses and LAE are adequate to discharge outstanding contractual liabilities.

     At March 31, 2002 ProAssurance has an outstanding term loan in the amount of $80 million that was obtained in order to finance the consolidation with Professionals Group on June 27, 2001. The term loan was obtained pursuant to a credit agreement with the lending banks, a copy of which was filed as an exhibit to the ProAssurance Form 8-K/A filed with the SEC on May 18, 2001. The credit agreement includes a $40 million revolving line of credit available for ProAssurance’s working capital and operating requirements, including debt service. See Notes 2 and 8 to ProAssurance’s condensed consolidated financial statements for more information regarding the consolidation transaction and the terms of the credit agreement, including the financial covenants. ProAssurance is, and anticipates it will be, in compliance with all loan covenants during the next 12 months.

     ProAssurance’s long-term debt is held and serviced by the parent company, ProAssurance Corporation, and it currently has sufficient funds in its direct non-insurance subsidiaries to meet its debt service requirements for 2002. ProAssurance’s future cash requirements will be funded principally by dividends from its insurance subsidiaries, which may require regulatory approval.

     ProAssurance did not repurchase any of its shares during the three months ended March 31, 2002. At March 31, 2002 ProAssurance has available stock repurchase authorizations for approximately 1.02 million ProAssurance shares.

     MEEMIC Holdings, Inc. (“MEEMIC Holdings”) is a majority owned (84%) subsidiary of ProAssurance that is publicly traded on the NASDAQ stock market. On March 18, 2002, MEEMIC Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance for $29 per share in cash (a total of 1,204,290 fully diluted shares), for a total possible purchase price of $35 million. If the transaction is successfully completed, MEEMIC Holdings intends to primarily use its own existing cash resources to fund the purchase of the shares. The transaction is subject to numerous contingencies, and a complaint that has been filed to enjoin the transaction. See Note 10 to the condensed consolidated financial statements for additional information regarding the proposed transaction and related contingencies.

Results of Operations — Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Overview

     ProAssurance operates in the United States of America in two reportable insurance industry segments: professional liability and personal lines.

     ProAssurance’s professional liability insurance segment principally provides professional liability insurance and reinsurance for providers of health care services, and, to a limited extent, providers of legal services, and insignificant amounts of general liability insurance offered to such providers as accommodation products (“Professional Coverages”). This segment is principally made up of its three operating insurance subsidiaries: The Medical Assurance Company, Inc., ProNational Insurance Company and Medical Assurance of West Virginia.

     The professional liability segment also includes accident and health, workers compensation and multi-line insurance (“Other Coverages”). ProAssurance has curtailed its participation in these lines of business and expects substantial reductions in premiums written and earned premiums over the next twelve months.

     ProAssurance’s personal lines insurance segment provides personal property and casualty insurance to individuals. ProAssurance’s personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company.

     Professionals Group activity has only been included in ProAssurance’s consolidated results since the date of the consolidation on June 27, 2001. Prior to the consolidation with Professionals Group, ProAssurance did not have a personal lines segment.

     All revenues and expenses of ProAssurance are allocated to the operating segments, other than investment income earned directly by the parent company and interest expense related to long-term debt held by the parent.

     Interest expense for the period ended March 31, 2002 of $0.8 million relates entirely to the credit agreement obtained in order to finance the consolidation with Professionals Group. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank’s base rate as elected from time to time by ProAssurance. At March 31, 2002 the interest rate was 3.5%.

     ProAssurance recognized a tax benefit of $1.2 million for the three months ended March 31, 2002 as compared to a tax benefit of $0.9 million for the three months ended March 31, 2001. Tax-exempt investment income is the primary reason that ProAssurance’s effective rates for both years are significantly lower than the expected statutory rate of 35%. ProAssurance derives a significant portion of its investment income from tax-exempt sources. After adjustment for tax-exempt income, ProAssurance experienced a taxable loss for the quarter in both 2002 and 2001.

     ProAssurance has available approximately $40.3 million in Federal tax loss carryforwards. These carryforwards begin to expire in the year 2018. Approximately $28.7 million of the carryforwards relate to the consolidation with Professionals Group. As such, the amount which can be utilized by ProAssurance in any one year is limited to approximately $12.5 million.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of our Annual Report on Form 10-K discusses several critical accounting policies which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first quarter of 2002.

Professional Liability Insurance Segment

     Operating results for ProAssurance’s professional liability insurance segment for the three months ended March 31, 2002 and 2001 are summarized in the table below (in thousands).

	Period ended
	March 31

	2002	2001	Increase (Decrease)

Gross premiums written	$141,841	$78,870	$62,971

Revenues:
Premiums earned	$95,681	$62,160	$33,521
Premiums ceded	19,697	12,615	7,082

Net premiums earned	75,984	49,545	26,439
Net investment income	15,484	10,209	5,275
Other income	1,135	660	475

Total revenues	92,603	60,414	32,189
Expenses:
Net losses and LAE	80,650	46,986	33,664
Underwriting, acquisition and insurance expenses	13,375	12,016	1,359

Total expenses	94,025	59,002	35,023

Income (loss) before income taxes	$(1,422)	$1,412	$(2,834)

Premiums

Premiums written:

Premiums written for the period ended March 31, 2002 increased by $63.0 million as compared to the same period of 2001. This increase is comprised of a $76.4 million increase related to Professional Coverages offset by a $13.4 million decrease related to Other Coverages.

     The Professional Coverages increase is primarily attributable to the consolidation with Professionals Group but also includes the effect of rate increases implemented during 2002 and 2001. ProAssurance has implemented and plans to continue to implement rate increases based on loss trends, subject to regulatory approval. Due to investment income, professional liability coverages can be profitable even if losses and expenses exceed premiums. However, ProAssurance’s goal is to achieve an underwriting profit within the next two to four years. To date, premiums renewed at the higher rates coupled with new business have more than offset the effect of premiums lost due to decreased retention of insureds. However, the higher rates may result in a greater loss of insureds in future periods.

     ProAssurance has historically written premiums related to Other Coverages as favorable opportunities arose to utilize capital. ProAssurance significantly decreased its commitment to these programs during the latter half of 2000 and has allowed existing contractual relationships to expire, resulting in substantial declines in premium volumes related to this business during 2002 and 2001. Gross written premiums for these coverages during the three months ended March 31, 2002 and 2001 were $1.7 million and $15.2 million, respectively.

Premiums earned:

     Premiums earned for the period ended March 31, 2002 increased by $33.5 million as compared to the same period of 2001. As with written premiums, this increase is comprised of a $44.5 million increase related to Professional Coverages offset by a $11.0 million decrease related to Other Coverages.

     The increase in earned Professional Coverages premiums is primarily attributable to the consolidation and to a lesser degree, higher rates. Rate increases implemented after April 1, 2001 have not yet been fully reflected in earned premiums since premiums are earned over the entire policy period (usually one-year) after the policy is written. The decrease in earned premiums related to Other Coverages is primarily attributable to ProAssurance’s decreased commitment to these programs, as previously discussed.

     Reinsurance premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Several factors contributed to the increase in reinsurance premiums ceded for 2002 as compared to 2001. The most significant factor is the increase in the volume of earned premiums that resulted from the consolidation with Professionals Group. Also, in 2002 more premiums were earned in markets where ProAssurance relies more heavily on reinsurance.

Losses and LAE

     Professional liability net reserves for losses and LAE at March 31, 2002 approximated $1.023 billion as compared to $1.004 billion at December 31, 2001. Professional liability losses and LAE and the related current accident year loss ratios are summarized in the following table (dollars in thousands). The current accident year net loss ratios are calculated by dividing current accident year net losses and LAE by net premiums earned.

	Period ended
	March 31

	2002	2001

Incurred net losses and LAE:
Professional coverages	$79,927	$38,877
Other coverages	723	8,109

Net incurred losses and LAE	$80,650	$46,986

Current accident year net loss ratio:
Professional coverages	106%	103%
Other coverages	78%	69%
Current accident year net loss ratio:
All coverages	106%	95%

     Losses and LAE incurred include three components: a) actuarial evaluation of incurred loss levels for the current accident year; b) actuarial re-evaluation of incurred loss levels for prior accident years and c) actuarial re-evaluation of the reserve for the death, disability and retirement provision. These components take into consideration prior loss experience, loss trends, changes in the frequency and severity of claims, premium rate loads and the retention of insureds. Any changes to previously established estimates of losses and LAE are included in current operations. Incurred losses for the three months ended March 31, 2002 and 2001 do not include any amounts related to the development of reserves established in prior periods.

     Both the current accident year net losses and the current year accident loss ratio related to Professional Coverages increased for the three month period ended March 31, 2002 as compared to the same period of 2001, primarily due to the consolidation with Professionals Group. The increase in the 2002 current year net loss ratio for Professional Coverages is attributable to the effect of the Professionals Group net losses and related premiums.

     Current accident year net losses related to Other Coverages have decreased by approximately $7.4 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, which corresponds to the reduction in related earned premiums as previously discussed under “Premiums”. The 2002 current accident year loss ratio for all coverages is greater than the same ratio for 2001 primarily because of changes in the mix of premiums earned. In 2002, premiums related to Other Coverages decreased in significance as a component of total net premiums earned. Losses related to these premiums are historically lower than the losses expected for Professional Coverages while other expenses are higher. As this portion of the business decreased, ProAssurance’s average loss ratio has increased.

Investment Income

     For purposes of this discussion, the investment portfolio is comprised of fixed maturities and equity securities at amortized cost and short-term investments. At March 31, 2002 and December 31, 2001 the fair value of the professional lines investment portfolio was $1.348 billion and $1.313 billion, respectively; the amortized cost of the professional liability lines investment portfolio was $1.356 billion and $1.309 billion, respectively.

     The earnings on the portfolio plus net realized capital gains from the portfolio constitute the related net investment income. Earnings on the portfolio increased by approximately $5.3 million for the three month period ended March 31, 2002 as compared to the same period in 2001. The primary reason for this increase is the additional investment income earned as a result of the consolidation with Professionals Group.

     ProAssurance has experienced some decline in the overall yields on its portfolio as a result of lower market interest rates, both short and long-term. As securities have matured and additional cash has been generated from operations, available long-term investment opportunities have been at rates that are less favorable than the rates available in prior years. At March 31, 2002 approximately $95.5 million of the investment portfolio was invested in short-term securities because of the low rates available in the longer term market. At March 31, 2002, the average yield of the professional liability segment fixed maturity investments was 5.7%.

     The principal investment objective of ProAssurance is to achieve a high level of after-tax income while minimizing risk. Although fixed maturity securities are purchased with the initial intent to hold such securities until their maturity, disposals of securities prior to their respective maturities may occur if management believes such disposals are consistent with ProAssurance’s overall investment objectives, including maximizing after-tax yields.

     Net investment income included net capital losses of approximately $1.1 million for the three months ended March 31, 2002 and net capital gains of $31,000 for the three months ended March 31, 2001. ProAssurance recognized $2.0 million of capital loss in the first quarter of 2002 related to two securities that were considered by management to have other than temporary declines in fair value. These losses were offset by net realized capital gains of approximately $900,000. No permanent declines in market value were recognized in the first quarter of 2001.

Other Income

     Other income is comprised primarily of fee and commission income. The consolidation with Professionals Group is the primary reason for the increase in other income for the three months ended March 31, 2002 as compared to the same period in 2001.

Underwriting, Acquisition and Insurance Expenses

     Underwriting, acquisition and insurance expenses increased approximately $1.4 million for the three months ended March 31, 2002 as compared to the same period of 2001. The increase is due to higher expenses related to the increase in premiums earned as a result of the consolidation with Professionals Group, offset by a $4.5 million decrease in acquisition costs due to the decrease in premiums earned related to Other Coverages.

     The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) decreased; for 2002 the ratio was 17.6% as compared to 24.3 % for the same period in 2001. The primary reason for the decrease was reduction in acquisition costs related to Other Coverages discussed above; however, the ratio was also reduced by lower acquisition costs related to professional liability premiums earned.

     Guaranty fund assessments for the period ended March 31, 2002 were approximately $212,000; no guaranty fund assessments were incurred during the comparable period of 2001. ProAssurance is required by most states to be a member of its insolvency or guaranty fund association and, as such, must make payments to the association when so assessed by the state. Such assessments can and do vary from year to year.

Personal Lines Insurance Operations Segment

     ProAssurance’s personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001. Operating results for ProAssurance’s personal lines insurance segment for the three months ended March 31, 2002 are summarized in the table below (in thousands).

March 31
2002

Gross premiums written	$39,272

Revenues:
Premiums earned	$36,785
Premiums ceded	2,280

Net premiums earned	34,505
Net investment income	2,599
Other income	466

Total revenues	37,570
Expenses:
Net losses and LAE	26,549
Underwriting, acquisition and insurance expenses	7,607

Total expenses	34,156

Income before income taxes and minority interest	$3,414

Premiums

     Gross premiums written included premiums for automobile coverages of $34.9 and premiums for homeowner coverages of $4.3 million. Since June 27, 2001, the number of vehicles insured by MEEMIC has increased by approximately 2% and the number of homeowner policies in force has increased by approximately 11%. Net premiums earned related to the automobile coverages were $29.8 million for the period.

Losses

     Net loss reserves for the personal lines segment were $65.8 million at March 31, 2002 and $64.3 million at December 31, 2001. Approximately $0.8 million of personal lines net losses for the three months ended March 31, 2002 was the result of an increase in estimated losses for prior coverage years. The incurred loss and LAE ratio was 76.9% during the period ended March 31, 2002.

Investment Income

     For purposes of this discussion, the investment portfolio is comprised of fixed maturities and equity securities at amortized cost and short-term investments. At March 31, 2002 and December 31, 2001 the fair value of the personal lines investment portfolio was $186.8 million and $190.4 million, respectively; the amortized cost of the personal lines investment portfolio was $184.9 million and $187.6 million, respectively. Most of the cash generated by operating and investing activities of the personal lines segment during the three months ended March 31, 2002 continues to be held as cash in order to provide funds for the repurchase of the minority interest in MEEMIC Holdings as discussed under liquidity and capital resources.

     The earnings on the portfolio plus net capital gains from the portfolio constitute the related net investment income. These earnings totaled $2.6 million for the period ended March 31, 2002; there were no capital gains or losses attributable to the segment during the period.

     At March 31, 2002, the average yield of the personal lines segment fixed maturity investments was 5.0%.

Underwriting, Acquisition and Insurance Expenses

     Underwriting, acquisition and insurance expenses related to the personal lines segment were $7.6 million for the period ended March 31, 2002, consisting of normal, recurring expenses such as commissions, salaries and other expenses. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) was 22%. No guaranty fund assessments were included in underwriting, acquisition and insurance expenses in 2002.

Additional Information

     MEEMIC Insurance Company is a wholly-owned subsidiary of MEEMIC Holdings, Inc. MEEMIC Holdings, Inc. is publicly traded on the NASDAQ National Market (symbol “MEMH”). For additional information about MEEMIC Holdings, Inc. and comparative analysis to periods prior to the consolidation, see the MEEMIC Holdings, Inc. March 31, 2002 quarterly report on Form 10-Q filed with the Securities and Exchange Commission.

Forward-Looking Statements

     The U.S. securities laws, including the Private Securities Litigation Reform Act of 1995, provide a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements (identified by words such as, but not limited to, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and other analogous expressions) including statements concerning: liquidity and capital requirements, losses and loss reserves, premium rates and retention of current business, competition, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, the consolidation with Medical Assurance and Professionals Group, the repurchase of MEEMIC Holdings shares, compliance with the credit agreement, payment of dividends, and other matters.

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

     Risks which could adversely affect our operations and/or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

•	underwriting losses on the risks we insure are higher or lower than expected;

•	unexpected changes in loss trends which might require the reevaluation of the liability for loss and loss adjustment expenses, thus resulting in an increase or decrease in the liability and a corresponding adjustment to earnings;

•	our ability to retain current business, acquire new business, expand product lines and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive and market conditions which may be beyond our control and are thus difficult or impossible to predict;

•	changes in the interest rate environment and/or the securities markets that adversely impact the fair value of our investments or operations;

•	inability on our part to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	general economic conditions that are worse than anticipated;

•	inability on our part to obtain regulatory approval of, or to implement, premium rate increases;

•	changes in the legal system that affect the frequency and severity of claims;

•	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

•	changes in the availability, cost, quality, or collectibility of reinsurance;

•	changes to our rating by rating agencies;

•	regulatory and legislative actions or decisions that adversely affect us; and

•	our ability to utilize loss carryforwards and other deferred tax assets.

     For every forward-looking statement, we claim the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

     At March 31, 2002 fixed maturity securities totaling $1,340 million, at fair value, comprised 86% of ProAssurance’s invested assets of $1,553 million. Thus, the most significant market risk to ProAssurance is interest rate risk related to the fixed maturity portfolio. ProAssurance believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates may significantly impact the fair value of this portfolio.

     ProAssurance estimates that the fair value of its fixed maturity portfolio and the weighted average modified duration would respond to fluctuations in market interest rates as follows:

	Portfolio	Change in	Modified
Interest	Value	Value	Duration
Rates	$ Millions	$ Millions	Years

+2%	$1,225	$(115)	4.45
+1%	$1,281	$(59)	4.46
Current rate*	$1,340	$—	4.34
-1%	$1,399	$59	4.12
-2%	$1,456	$116	4.00

*Current rates are as of March 31, 2002.

     At March 31, 2002 the fair value of ProAssurance’s investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $43.7 million, which included net unrealized losses of $7.6 million. These securities are subject to price risk. A hypothetical 10% increase in the market prices as of March 31, 2002 would increase the fair value of these securities to $48.1 million; a hypothetical 10% decrease would reduce the fair value to $39.3 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

     At March 31, 2002 fair value of ProAssurance’s investment in preferred stocks was $52.9 million, including net unrealized gains of $2.1 million. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

     ProAssurance’s cash and short-term investment portfolio at March 31, 2002 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 10 to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

               None

     (b)     Reports on 8-K.

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION

May 13, 2002	By: /s/ Howard H. Friedman Howard H. Friedman, Chief Financial Officer (Duly authorized officer and principal financial officer)