Form 10-Q
period 2002-06-30
PROASSURANCE CORP
filed 2002-08-13
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or __________

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 0-16533

ProAssurance Corporation

(Exact name of registrant as specified in its charter)

Delaware	63-1261433

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

100 Brookwood Place, Birmingham, AL	35209

(Address of principal executive offices)	(Zip Code)

(205) 877-4400

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 12, 2002, there were 25,851,178 shares of the registrant’s common stock outstanding.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30	December 31
	2002	2001

Assets
Investments:
Fixed maturities available for sale, at fair value	$1,356,173	$1,270,285
Equity securities available for sale, at fair value	99,796	97,044
Real estate, net	17,805	17,936
Short-term investments	125,148	136,014

Total investments	1,598,922	1,521,279
Cash and cash equivalents	83,601	53,163
Premiums receivable	87,190	77,766
Receivable from reinsurers on unpaid losses and loss adjustment expenses	399,083	374,056
Prepaid reinsurance premiums	25,360	20,265
Deferred taxes	83,809	90,565
Other assets	93,920	101,231

	$2,371,885	$2,238,325

Liabilities and Stockholders’ Equity
Liabilities:
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$1,507,401	$1,442,341
Unearned premiums	224,285	188,630
Reinsurance premiums payable	59,365	48,704

Total policy liabilities	1,791,051	1,679,675
Other liabilities	52,184	40,431
Long-term debt	77,500	82,500

Total liabilities	1,920,735	1,802,606
Minority interest	24,319	22,488
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $0.01 per share 100,000,000 shares authorized; 25,972,943 and 25,911,234 shares issued, respectively	260	259
Additional paid-in capital	261,628	260,788
Accumulated other comprehensive gain (loss), net of deferred tax expense of $4,293 and $2,208, respectively	11,536	3,533
Retained earnings	153,463	148,707

	426,887	413,287
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	426,831	413,231

	$2,371,885	$2,238,325

     See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Changes In Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2001	$413,231	$3,533	$148,707	$260,991
Net income	4,756	—	4,756	—
Change in fair value of securities available for sale, net of deferred taxes and minority interest	8,003	8,003	—	—
Change in minority interest	(139)			(139)
Common stock issued for compensation	969	—	—	969
Stock options exercised	11	—	—	11

Balance at June 30, 2002	$426,831	$11,536	$153,463	$261,832

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2000	$345,167	$(854)	$136,257	$209,764
Net income	5,260	—	5,260	—
Change in fair value of securities available for sale, net of deferred taxes	1,248	1,248	—	—
Common stock issued for compensation	14	—	—	14
Equity issued in consolidation:
Common stock issued to Professionals
Group shareholders	49,546	—	—	49,546
Fair value of options assumed	2,952	—	—	2,952
Purchase of treasury stock	(1,324)	—	—	(1,324)

Balance at June 30, 2001	$402,863	$394	$141,517	$260,952

     See accompany notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Revenues:
Direct and assumed premiums written	$123,075	$51,558	$304,188	$130,428

Premiums earned	$136,066	$60,985	$268,532	$123,145
Premiums ceded	22,472	14,308	44,449	26,923

Net premiums earned	113,594	46,677	224,083	96,222
Net investment income	17,093	10,923	35,176	21,132
Other income	2,023	387	3,624	1,047

Total revenues	132,710	57,987	262,883	118,401
Expenses:
Losses and loss adjustment expenses	127,943	57,024	258,240	115,428
Reinsurance recoveries	20,879	13,221	43,977	24,639

Net losses and loss adjustment expenses	107,064	43,803	214,263	90,789
Underwriting, acquisition and insurance expenses	23,500	11,230	44,482	23,246
Interest expense	745	84	1,514	84

Total expenses	131,309	55,117	260,259	114,119

Income before income taxes, minority interest and cumulative effect of accounting change	1,401	2,870	2,624	4,282
Provision for income taxes:
Current expense (benefit)	634	(1,512)	1,635	(1,385)
Deferred expense (benefit)	(1,341)	1,395	(3,501)	407

	(707)	(117)	(1,866)	(978)

Income before minority interest and cumulative effect of accounting change	2,108	2,987	4,490	5,260
Minority interest	1,024	—	1,428	—

Income before cumulative effect of accounting change	1,084	2,987	3,062	5,260
Cumulative effect of accounting change, net of tax	—	—	1,694	—

Net income	$1,084	$2,987	$4,756	$5,260

Earnings per share (basic and diluted):
Income before cumulative effect of accounting change	$0.04	$0.13	$0.12	$0.23
Cumulative effect of accounting change, net of tax	—	—	0.06	—

Net income	$0.04	$0.13	$0.18	$0.23

Weighted average number of common shares outstanding
Basic	25,849	22,716	25,842	22,705

Diluted	25,879	22,716	25,864	22,706

     See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Comprehensive income:
Net income	$1,084	$2,987	$4,756	$5,260
Change in fair value of securities available for sale, net of deferred taxes and minority interest	13,104	751	4,225	2,442
Reclassification adjustment for realized (gains) losses included in income, net of deferred taxes	2,659	(1,163)	3,778	(1,194)

Comprehensive income	$16,847	$2,575	$12,759	$6,508

     See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30

	2002	2001

Operating Activities
Net cash provided by operating activities	$97,577	$22,400
Investing Activities
Purchases of fixed maturities available for sale	(398,830)	(238,364)
Purchases of equity securities available for sale	(14,693)	(3,770)
Proceeds from sale or maturities of fixed maturities available for sale	338,408	268,354
Proceeds from sale of equity securities available for sale	5,780	2,614
Net decrease in short-term investments	10,866	38,470
Cash used in consolidation with Professionals Group	—	(196,304)
Cash acquired in consolidation with Professionals Group	—	72,245
Other	(3,670)	(6,334)

Net cash used by investing activities	(62,139)	(63,089)
Financing Activities
Proceeds from long term debt	—	110,000
Repayment of debt	(5,000)	—
Purchase of treasury stock	—	(1,319)

Net cash used by financing activities	(5,000)	108,681
Increase (decrease) in cash and cash equivalents	30,438	67,992
Cash and cash equivalents at beginning of period	53,163	8,550

Cash and cash equivalents at end of period	$83,601	$76,542

     See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively “ProAssurance”). ProAssurance is a holding company formed for the purpose of consolidating Medical Assurance, Inc. (“Medical Assurance”) and Professionals Group, Inc. (“Professionals Group”) as its wholly owned subsidiaries. Additional information about the consolidation is provided in Note 2. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Certain reclassifications have been made to conform the 2001 financial statements to the 2002 presentation. These changes had no effect on previously reported results of operations or shareholders’ equity.

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

Pro Forma Results
Six Months Ended
June 30, 2001

Revenues	$266,709

Net loss	$(15,231)

Earnings per share
Basic and diluted	$(0.59)

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

     As a result of the consolidation, ProAssurance is now engaged in an additional segment, which is providing personal property and casualty insurance to individuals (the personal lines segment). At June 30, 2002, ProAssurance owns 84% of the stock of MEEMIC Holdings, Inc. (“MEEMIC Holdings”), a publicly traded insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its wholly-owned subsidiary, MEEMIC Insurance Company (“MEEMIC”).

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

     The table below provides a reconciliation of segment information to total consolidated information (in millions).

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

Revenues:
Professional liability lines	$92.8	$58.0	$185.4	$118.4
Personal lines	39.9	—	77.5	—
Corporate and other	—	—	—	—

Total revenues	$132.7	$58.0	$262.9	$118.4

Income (loss) before cumulative effect of accounting change:
Professional liability lines	$(3.8)	$3.0	$(3.5)	$5.3
Personal lines	5.3	—	7.5	—
Corporate and other	(0.4)	—	(0.9)	—

Total	$1.1	$3.0	$3.1	$5.3

Net Income:
Professional liability lines	$(3.8)	$3.0	$(1.8)	$5.3
Personal lines	5.3	—	7.5	—
Corporate and other	(0.4)	—	(0.9)	—

Total net income	$1.1	$3.0	$4.8	$5.3

	June 30	December 31
	2002	2001

Identifiable Assets:
Professional liability lines	$2,025.0	$1,913.5
Personal lines	346.8	324.7
Corporate and other	0.1	0.1

Total assets	$2,371.9	$2,238.3

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments

     The amortized cost of fixed maturities and equity securities available for sale was $1.437 billion and $1.361 billion at June 30, 2002 and December 31, 2001, respectively. Operating results for the six months ended June 30, 2002 and 2001 (in millions) included the following:

	Six months ended June 30

	2002		2001

Proceeds from sales excluding maturities and paydowns		$237.8	$238.1
Gross realized gains		$6.0	$2.3
Gross realized (losses)	$	(9.8)	$(1.1)

     Capital gains and losses are included as a component of investment income. Gross realized capital losses for 2002 includes a capital loss of $1.6 million that resulted from the recognition of an other than temporary decline in the market value of one security.

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

6. Deferred Policy Acquisition Costs

     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $20.0 million and $15.2 million for the six months ended June 30, 2002 and 2001, respectively.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Income Taxes

     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because much of ProAssurance’s investment income is tax-exempt.

8. Long-term Debt

     On June 27, 2001, ProAssurance borrowed $110 million under a term loan facility in order to fund the consolidation. At June 30, 2002 the remaining outstanding balance under the loan was $77.5 million.

     The debt requires quarterly principal repayments of $2.5 million. Beginning in 2003, ProAssurance must also repay an additional annual installment equal to 50% of the adjusted parent-only annual cash flow, up to a maximum of $15 million. ProAssurance has made all required quarterly repayments on the loan and also made a $22.5 million optional prepayment on the loan in September 2001.

     Excluding any required annual cash flow repayments, the aggregate remaining amounts of maturities of long-term debt for the next five years are as follows: $5.0 million in 2002, $10 million each year in 2003 and 2004, and in 2005 the remaining balance becomes due on September 30.

     The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank’s base rate as elected from time to time by ProAssurance. At June 30, 2002 the interest rate was 3.37%.

     The term loan is part of a credit facility provided to ProAssurance by a bank syndicate under the terms of a credit agreement that also provides for a revolving line of credit in the amount of $40 million. Borrowings under the line of credit are repayable in full in two years, subject to renewal. ProAssurance has not borrowed any funds under the revolving line of credit.

     The credit agreement, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants, including:

•	a consolidated debt coverage ratio of 3.75 to 1 through June 30, 2002 and 3.0 to 1 thereafter;

•	minimum consolidated tangible net worth equal to the sum of (i) 90% of the consolidated net worth of ProAssurance as of June 30, 2001, and (ii) 75% of cumulative consolidated net income after June 30, 2001;

•	a consolidated fixed charge coverage ratio of 1.5 to 1;

•	a funded debt to adjusted statutory capital ratio of 0.35 to 1; and

•	maintenance of statutory Risk-Based Capital ratios (as defined by the National Association of Insurance Commissioners and measured annually on December 31) of 3.5 to 1 by two of its insurance companies, The Medical Assurance Company, Inc. and ProNational Insurance Company, Inc.

     As of June 30, 2002, ProAssurance was in compliance with the aforementioned loan covenants.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stockholders’ Equity and Earnings Per Share

     At June 30, 2002 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At June 30, 2002, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

10. Commitments and Contingencies

     On March 18, 2002, MEEMIC Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance (a total of 1,193,518 fully diluted shares) and, on July 9, 2002, entered into a definitive agreement pursuant to which shareholders other than ProAssurance will have the opportunity to sell their shares to MEEMIC Holdings in a tender offer at a price per share of $29 net to the shareholders in cash. If certain conditions are satisfied, the agreement contemplates that MEEMIC Holdings will conduct the tender offer and that any remaining shares will be acquired through a merger at the same price. The proposed transaction and final terms of the definitive agreement have been unanimously approved by MEEMIC Holdings’ Board of Directors, including its independent directors not affiliated with ProAssurance. MEEMIC Holdings intends to use primarily its own existing cash and investment resources to fund the purchase of the shares.

     The transaction is subject to several conditions, including, without limitation, approval of the tender offer and merger by the independent shareholders of MEEMIC Holdings; the receipt of all required regulatory and bank approvals; the receipt of confirmation from insurance rating agencies that the repurchase would not impair the current A- rating of MEEMIC or any of the other insurance subsidiaries of ProAssurance; and a favorable vote by a majority of the MEEMIC Holdings shareholders other than ProAssurance and persons who are affiliated with ProAssurance. These statements are subject to a variety of risks and uncertainties, including, without limitation the fulfillment of the conditions to the transaction described above. There can be no assurance that the transaction will be completed.

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
(Unaudited)

10. Commitments and Contingencies (continued)

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
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Cumulative Effect of Change in Accounting Principle and New Accounting Pronouncements (continued)

     The table below presents comparative income and income per share for the six months ended June 30, 2002 and 2001, reflecting the pro forma effects of SFAS Nos. 141 and 142 on 2001 data:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Reported income before cumulative effect of accounting change	$1,084	$2,987	$3,062	$5,260
Amortization of deferred credits, net of goodwill amortization	—	(19)	—	(39)

Adjusted income before cumulative effect of accounting change	$1,084	$2,968	$3,062	$5,221

     Adoption of SFAS Nos. 141 and 142 did not have a significant per share effect.

     At June 30, 2002 goodwill and intangible assets from business combinations, net of accumulated amortization, are approximately $22.9 million. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

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

     The Financial Accounting Standards Board also issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for financial statements issued after May 15, 2002. ProAssurance’s adoption of SFAS No. 145 did not affect the results of operations or financial position of ProAssurance.

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

Liquidity and Capital Resources

     The payment of losses and loss adjustment expenses (losses and LAE) and operating expenses in the ordinary course of business and debt service are currently ProAssurance’s principal need for liquid funds. During the first six months of 2002 cash provided by operating activities was sufficient to meet those needs, and ProAssurance believes those sources will be sufficient to meet its cash needs for at least the next twelve months. ProAssurance believes that its reserves for losses and LAE are adequate to discharge outstanding contractual liabilities.

     At June 30, 2002 ProAssurance has an outstanding term loan in the amount of $77.5 million that was obtained in order to finance the consolidation with Professionals Group on June 27, 2001. The term loan was obtained pursuant to a credit agreement with the lending banks, a copy of which was filed as an exhibit to the ProAssurance Form 8-K/A filed with the SEC on May 18, 2001. The credit agreement includes a $40 million revolving line of credit available for ProAssurance’s working capital and operating requirements, including debt service. See Notes 2 and 8 to ProAssurance’s condensed consolidated financial statements for more information regarding the consolidation transaction and the terms of the credit agreement, including the financial covenants. ProAssurance is, and anticipates it will be, in compliance with all loan covenants during the next 12 months.

     ProAssurance’s long-term debt is held and serviced by the parent company, ProAssurance Corporation, and it currently has sufficient funds in its direct non-insurance subsidiaries to meet its debt service requirements for the next twelve months. ProAssurance’s future cash requirements will be funded principally by dividends from its insurance subsidiaries, which may require regulatory approval.

     ProAssurance did not repurchase any of its shares during the six months ended June 30, 2002. At June 30, 2002 ProAssurance has available stock repurchase authorizations for approximately 1.02 million ProAssurance shares.

     MEEMIC Holdings, Inc. (“MEEMIC Holdings”) is a majority owned (84%) subsidiary of ProAssurance that is publicly traded on the NASDAQ stock market. On March 18, 2002, MEEMIC Holdings announced that it intends to acquire all of its outstanding shares of stock not currently owned by ProAssurance (a total of 1,193,518 fully diluted shares). On July 9, 2002, MEEMIC Holdings entered into a definitive agreement pursuant to which shareholders other than ProAssurance Corporation will have the opportunity to sell their shares to MEEMIC Holdings in a tender offer at a price per share of $29, net to the shareholders in cash, for a total possible purchase price of $35 million. If the transaction is successfully completed, MEEMIC Holdings intends to primarily use its own existing cash resources to fund the purchase of the shares. The transaction is subject to numerous contingencies, and a complaint that has been filed to enjoin the transaction. See Note 10 to the condensed consolidated financial statements for additional information regarding the proposed transaction and related contingencies.

Results of Operations — Overview

     Segment Overview:

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

Overview of Operating Results:

     Consolidated income before cumulative effect is $1.1 million or $0.04 per share and $3.1 million or $0.12 per share, for the three and six month periods ended June 30, 2002, respectively. ProAssurance’s professional liability segment continues to operate in a challenging environment. ProAssurance’s personal lines segment performed favorably during the quarter and for the year. The operating results of each segment are discussed separately in the following sections.

     Interest expense during both 2002 and 2001 relates entirely to the credit agreement obtained in order to finance the consolidation with Professionals Group. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank’s base rate as elected from time to time by ProAssurance. At June 30, 2002 the interest rate was 3.37%.

     ProAssurance recognized a tax benefit of $707,000 and $1.9 million for the three and six months ended June 30, 2002, respectively, as compared to a tax benefit of $117,000 and $1.0 million for the three and six months ended June 30, 2001, respectively. Tax-exempt investment income is the primary reason that ProAssurance’s effective rates for both years are significantly lower than the expected statutory rate of 35%. ProAssurance derives a significant portion of its investment income from tax-exempt sources. After adjustment for tax-exempt income, ProAssurance experienced a taxable loss for both the three and six month periods ended June 30, 2002 and 2001.

     ProAssurance has available approximately $40.3 million in Federal tax loss carryforwards. These carryforwards begin to expire in the year 2018. Approximately $28.7 million of the carryforwards relate to the consolidation with Professionals Group; because of this, approximately $10.1 million of the carryforwards are not available to ProAssurance until 2003 or after.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Item 7 of our Annual Report on Form 10-K discusses several critical accounting policies which we believe are most sensitive to estimates and judgments and involve a higher degree of judgment and complexity. There have been no material changes to that information during the first two quarters of 2002.

Professional Liability Insurance Segment

     Operating results for ProAssurance’s professional liability insurance segment for the three and six months ended June 30, 2002 and 2001 are summarized in the table below (in thousands).

	Three months ended			Six months ended
	June 30			June 30

			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Gross premiums written	$78,500	$51,558	$26,942	$220,341	$130,428	$89,913

Revenues:
Premiums earned	$95,886	$60,985	$34,901	$191,567	$123,145	$68,422
Premiums ceded	18,706	14,308	4,398	38,403	26,923	11,480

Net premiums earned	77,180	46,677	30,503	153,164	96,222	56,942
Net investment income	13,989	10,923	3,066	29,473	21,132	8,341
Other income	1,579	387	1,192	2,714	1,047	1,667

Total revenues	92,748	57,987	34,761	185,351	118,401	66,950
Expenses:
Net losses and loss adjustment expenses	85,024	43,803	41,221	165,674	90,789	74,885
Underwriting, acquisition and insurance expenses	14,954	11,230	3,724	28,329	23,246	5,083

Total expenses	99,978	55,033	44,945	194,003	114,035	79,968

Income (loss) before income taxes	$(7,230)	$2,954	$(10,184)	$(8,652)	$4,366	$(13,018)

Premiums

Premiums written:

     Premiums written for the three months ended June 30, 2002 increased by $26.9 million as compared to the same period of 2001. This increase is comprised of a $42.7 million increase related to Professional Coverages offset by a $15.8 million decrease related to Other Coverages.

     Premiums written for the six months ended June 30, 2002 increased by $89.9 million as compared to the same period of 2001. This increase is comprised of a $119.1 million increase related to Professional Coverages offset by a $29.2 million decrease related to Other Coverages.

     For both the three and six month periods, the Professional Coverages increase is primarily attributable to the consolidation with Professionals Group but also includes the effect of rate increases implemented during 2002 and 2001. ProAssurance has implemented and plans to continue to implement rate increases based on loss trends, subject to regulatory approval. Due to investment income, professional liability coverages can be profitable even if losses and expenses exceed premiums. However, ProAssurance’s goal is to achieve an underwriting profit within the next two to four years. To date, premiums renewed at the higher rates coupled with new business have more than offset the effect of premiums lost due to decreased retention of insureds. However, the higher rates may result in a greater loss of insureds in future periods.

     ProAssurance has historically written Other Coverages premiums as favorable opportunities arose to utilize capital. ProAssurance significantly decreased its commitment to these programs during the latter half of 2000 and has since allowed existing contractual relationships to expire, resulting in substantial declines in premium volumes related to this business during 2002 and the latter half of 2001. Gross written premiums for Other Coverages were $942,000 and $2.7 million for the three and six months ended June 30, 2002, respectively, as compared to $16.7 million and $31.9 million for the same periods in 2001.

Premiums earned:

     Premiums earned for the three months ended June 30, 2002 increased by $34.9 million as compared to the same period of 2001. As with written premiums, this increase is comprised of a $50.7 million increase related to Professional Coverages offset by a $15.8 million decrease related to Other Coverages.

     Premiums earned for the six months ended June 30, 2002 increased by $68.4 million as compared to the same period of 2001. Similar to written premiums, this increase is comprised of a $97.6 million increase related to Professional Coverages offset by a $29.2 million decrease related to Other Coverages.

     The increase in earned Professional Coverages premiums for both the three and the six month periods is primarily attributable to the consolidation and to a lesser degree, higher rates. Rate increases have no effect on the premiums of any given policy prior to the renewal date of that policy. Therefore, rate increases implemented after July 1, 2001 have not yet been fully reflected in earned premiums since premiums are earned over the entire policy period (usually one-year) after the policy is written. The decrease in Other Coverages earned premiums is primarily attributable to ProAssurance’s decreased commitment to these programs, as previously discussed.

     Reinsurance premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations.

     Reinsurance premiums ceded earned for the three months ended June 30, 2002 increased by $4.4 million as compared to the same period of 2001. This increase is comprised of a $9.0 million increase related to Professional Coverages offset by a $4.6 million decrease related to Other Coverages.

     Reinsurance premiums ceded earned for the six months ended June 30, 2002 increased by $11.5 million as compared to the same period of 2001. This increase is comprised of a $16.2 million increase related to Professional Coverages offset by a $4.7 million decrease related to Other Coverages.

     Reinsurance premiums ceded related to Professional Coverages increased for both the three and the six month periods due to several factors. The most significant factor during both the three and the six month period was the increase in the volume of earned premiums during those periods that resulted from the consolidation with Professionals Group. However, reinsurance premiums ceded related to Professional Coverages also increased during both the three and the six month periods of 2002 because more premiums were earned in markets where ProAssurance relies more heavily on reinsurance.

     Reinsurance premiums ceded related to Other Coverages decreased for both the three and the six month periods due to the previously discussed decline in earned premiums related to Other Coverages during those periods.

Losses and Loss Adjustment Expenses

     Professional liability net reserves for losses and loss adjustment expenses at June 30, 2002 approximated $1.044 billion as compared to $1.004 billion at December 31, 2001.

     Net losses and loss adjustment expenses (hereafter referred to as “net losses”) includes three components: a) actuarial evaluation of incurred loss levels for the current accident year; b) actuarial re-evaluation of incurred loss levels for prior accident years and c) actuarial re-evaluation of the reserve for the death, disability and retirement provision. These components take into consideration prior loss experience, loss trends, changes in the frequency and severity of claims, premium rate loads and the retention of insureds. Any changes to previously established estimates of net losses are included in current operations. ProAssurance increased its estimates of prior accident year net losses by $2.4 million during the second quarter of 2002. ProAssurance did not change its estimates of prior accident year net losses during the first quarter of 2002 nor during the first or second quarters of 2001.

     The following table summarizes current accident year net losses and current accident year net loss ratios for 2002 and 2001 by type of coverage. The current accident year net loss ratios shown are calculated by dividing current accident year net losses by the related net premiums earned.

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

Current accident year net losses and loss adjustment expenses:
Professional Coverages	$81,920	$35,638	$161,847	$74,515
Other Coverages	704	8,164	1,427	16,274

	$82,624	$43,802	$163,274	$90,789

Current accident year net loss ratio:
Professional coverages	107%	101%	106%	102%
Other Coverages	88%	72%	83%	70%
Current accident year net loss ratio, all coverages	107%	94%	106%	94%

Professional Coverages

     Current accident year net losses related to Professional Coverages increased by $46.3 million and $87.3 million for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods of 2001. The consolidation transaction with Professionals Group and the resultant increase in the number of insureds is the primary reason for the increase in Professional coverage net losses.

     Current accident year net loss ratios for Professional Coverages also increased during 2002, primarily because ProAssurance expects higher net losses per unit of risk related to the business acquired in the consolidation with Professionals Group. ProAssurance has also experienced a small increase in the loss costs per unit of risk associated with the premiums written by Medical Assurance.

Other Coverages

     As discussed under premiums, ProAssurance has discontinued most of the underwriting arrangements that generated Other Coverages premiums. As a result of this decline in earned premiums, current accident year net losses related to Other Coverages decreased by $7.5 million and $14.8 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods of 2001. As ProAssurance has exited this business, the contractual arrangements associated with the remaining premiums are such that the average 2002 current accident year net loss ratio for Other Coverages increased as compared to the average 2001 ratio.

All Coverages

     The 2002 current accident year net loss ratio for all coverages is greater than the same ratio for 2001 primarily because of changes in the mix of premiums earned. Net losses related to Other Coverages premiums are historically lower than the net losses expected for Professional Coverages while other expenses are higher. In 2002, premiums related to Other Coverages decreased in significance as a component of total net premiums earned. As this portion of the business decreased, ProAssurance’s average net loss ratio has increased.

Investment Income

     For purposes of this discussion, the investment portfolio is comprised of fixed maturities, equity securities and short-term investments. At June 30, 2002 and December 31, 2001 the fair value of the professional lines investment portfolio was $1.387 billion and $1.313 billion, respectively; the amortized cost of the professional liability segment investment portfolio was $1.374 billion and $1.309 billion, respectively.

     Net investment income is comprised of earnings on the portfolio plus net capital gains/losses from the portfolio as follows:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

Earnings on the portfolio	$17,292	$9,760	$33,895	$19,938
Net capital gains/(losses)	(3,303)	1,163	(4,422)	1,194

Net investment income	$13,989	$10,923	$29,473	$21,132

     Earnings on the portfolio increased by approximately $7.5 million and $14.0 million for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. The primary reason for this increase is the additional investment income earned as a result of the consolidation with Professionals Group.

     ProAssurance has experienced some decline in the overall yields on its portfolio as a result of lower market interest rates, both short and long-term. As securities have matured and additional cash has been generated from operations, available long-term investment opportunities have been at rates that are less favorable than the rates available in 2001. In addition, ProAssurance’s average investment in lower yielding short-term and overnight cash investments increased during 2002 due to a lack of available long-term investment opportunities. At June 30, 2002 approximately $122.2 million of the investment portfolio was invested in short-term securities. At June 30, 2002, the average yield of the professional liability segment fixed maturity investments was 6.07%.

     The principal investment objective of ProAssurance is to achieve a high level of after-tax income while minimizing risk. Although fixed maturity securities are purchased with the initial intent to hold such securities until their maturity, disposals of securities prior to their respective maturities may occur if management believes such disposals are consistent with ProAssurance’s overall investment objectives, including maximizing after-tax yields and disposals of securities that no longer meet ProAssurance’s risk management criteria.

     ProAssurance recognized net capital losses for both the three and six month periods ended June 30, 2002. ProAssurance sold all of its WorldCom securities during the second quarter of 2002 and realized capital losses of $5.1 million on the disposal. ProAssurance also recognized a loss of $1.6 million during the first quarter of 2002 related to equity securities that management considers to have an other-than temporary decline in fair value.

     Net capital gains for the three and six months ended June 30, 2001 includes a loss of $94,000 recognized during the second quarter related to one security that management considered to have an other-than temporary decline in fair value.

Other Income

     Other income is comprised primarily of fee and commission income. The consolidation with Professionals Group is the primary reason for the increase in other income for the three and six months ended June 30, 2002 as compared to the same periods in 2001.

Underwriting, Acquisition and Insurance Expenses

     Underwriting, acquisition and insurance expenses for the three months ended June 30, 2002 increased by $3.7 million as compared to the same period in 2001. The increase primarily reflects higher expenses incurred due to the consolidation with Professionals Group but also includes higher commission costs and guaranty fund assessments. Offsetting the increased expenses is a $3.8 million decrease, primarily lower acquisition expenses, that resulted from the decline in Other Coverages premiums earned.

     Underwriting, acquisition and insurance expenses for the six months ended June 30, 2002 increased by $5.1 million as compared to the same period in 2001. As with the three month period, the increase is comprised both of higher overall expenses related to the consolidation and higher commission costs and guaranty fund assessments. Offsetting this increase was an expense reduction of approximately $8.3 million that resulted from the decrease in Other Coverages premiums earned.

     The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) decreased for both the three and six month periods as compared to 2001. The ratio for the three months ended June 30, 2002 was 19.4% as compared to 24.1% for the same period in 2001. The ratio for the six months ended June 30, 2002 was 18.5% as compared to 24.2% for the same period in 2001.

     The primary reason for the lowered ratio in both the three and the six month periods was the decrease in Other Coverages acquisition costs discussed above. Excluding the effect of acquisition costs related to Other Coverages and guaranty fund assessments, the underwriting expense ratio related to Professional Coverage premiums has been reduced by approximately 2.8% and 2.5% for the three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001.

     Guaranty fund assessments for the three and six months periods ended June 30, 2002 were approximately $1.2 million and $1.4 million, respectively. Guaranty fund assessments totaled $15,000 for the six months ended June 30, 2001; all were incurred during the second quarter. ProAssurance is required by most states to be a member of its insolvency or guaranty fund association and, as such, must make payments to the association when so assessed by the state. Such assessments can and do vary from year to year.

Personal Lines Insurance Operations Segment

     ProAssurance’s personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001. Operating results for ProAssurance’s personal lines insurance segment for the three and six months ended June 30, 2002 are summarized in the table below (in thousands).

	Three months	Six months
	ended	ended
	06/30/02	06/30/02

Gross premiums written	$44,575	$83,847

Revenues:
Premiums earned	$40,180	$76,965
Premiums ceded	3,766	6,046

Net premiums earned	36,414	70,919
Net investment income	3,104	5,703
Other income	444	910

Total revenues	39,962	77,532
Expenses:
Net losses and LAE	22,040	48,589
Underwriting, acquisition and insurance expenses	8,546	16,153

Total expenses	30,586	64,742

Income before income taxes and minority interest	$9,376	$12,790

Premiums

     Gross premiums written included premiums for automobile coverages of $37.4 million and $72.3 million and premiums for homeowner coverages of $6.9 million and $11.2 million for the three and six month periods ended June 30, 2002, respectively. The personal lines segment was acquired on June 27, 2001. Since that date the number of vehicles insured by MEEMIC has increased by approximately 4.5% and the number of homeowner policies in force has increased by approximately 15.6%.

Losses

     Net loss reserves for the personal lines segment were $64.0 million at June 30, 2002 and $64.3 million at December 31, 2001. The net loss ratio (net losses and loss adjustment expenses divided by net earned premiums) was 60.5% and 68.5% during the three and six month periods ended June 30, 2002, respectively.

Investment Income

     For purposes of this discussion, the investment portfolio is comprised of fixed maturities and equity securities at amortized cost and short-term investments. At June 30, 2002 and December 31, 2001 the fair value of the personal lines investment portfolio was $193.5 million and $190.4 million, respectively; the amortized cost of the personal lines investment portfolio was $188.4 million and $187.6 million, respectively. Most of the cash generated by operating and investing activities of the personal lines segment during the six months ended June 30, 2002 continues to be held as cash in order to provide funds for the repurchase of the minority interest in MEEMIC Holdings as discussed under liquidity and capital resources.

     The earnings on the portfolio plus net capital gains from the portfolio constitute the related net investment income. Earnings totaled $2.5 million and $5.1 million for the three and six month periods ended June 30, 2002. Capital gains of approximately $644,000 were recognized for the six months ended June 30, 2002; all of which were recognized during the second quarter.

     At June 30, 2002, the average yield of the personal lines segment fixed maturity investments was 5.2%.

Underwriting, Acquisition and Insurance Expenses

     Underwriting, acquisition and insurance expenses related to the personal lines segment were $8.5 million and $16.2 million for the three and six month periods ended June 30, 2002, respectively, consisting of normal, recurring expenses such as commissions, salaries and other expenses. The underwriting expense ratios (underwriting, acquisition and insurance expenses divided by net premiums earned) were 23.5% and 22.8% for the same periods. No guaranty fund assessments were included in underwriting, acquisition and insurance expenses in 2002.

Additional Information

     MEEMIC Insurance Company is a wholly owned subsidiary of MEEMIC Holdings, Inc. MEEMIC Holdings, Inc. is publicly traded on the NASDAQ National Market (symbol “MEMH”). For additional information about MEEMIC Holdings, Inc. and comparative analysis to periods prior to the consolidation, see the MEEMIC Holdings, Inc. June 30, 2002 quarterly report on Form 10-Q filed with the Securities and Exchange Commission.

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

     Risks that could adversely affect our operations and/or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

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

     At June 30, 2002 fixed maturity securities totaling $1,356 million, at fair value, comprised 85% of ProAssurance’s invested assets of $1,599 million. Thus, the most significant market risk to ProAssurance is interest rate risk related to the fixed maturity portfolio. ProAssurance believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates may significantly impact the fair value of this portfolio.

     ProAssurance estimates that the fair value of its fixed maturity portfolio and the weighted average modified duration would respond to fluctuations in market interest rates as follows:

	Portfolio	Change in	Modified
Interest	Value	Value	Duration
Rates	$ Millions	$ Millions	Years

+2%	$1,243	$(113)	4.37
+1%	$1,299	$(57)	4.31
Current rate*	$1,356	$—	4.08
-1%	$1,411	$55	3.80
-2%	$1,455	$99	3.70

*	Current rates are as of June 30, 2002.

     At June 30, 2002 the fair value of ProAssurance’s investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $48.5 million, which included net unrealized losses of $10.4 million. These securities are subject to price risk. A hypothetical 10% increase in the market prices as of June 30, 2002 would increase the fair value of these securities to $53.4 million; a hypothetical 10% decrease would reduce the fair value to $43.7 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

     At June 30, 2002 fair value of ProAssurance’s investment in preferred stocks was $51.3 million, including net unrealized gains of $1.4 million. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

     ProAssurance’s cash and short-term investment portfolio at June 30, 2002 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to the condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of ProAssurance was held on May 22, 2002. At the meeting the shareholders of ProAssurance considered and acted upon the following:

(a)	The stockholders elected the three nominated directors of ProAssurance with shares voted as follows:

	For	Against

A. Derrill Crowe, M.D.	21,451,650	79,223
Robert E. Flowers	21,451,650	79,223
Ann F. Putallaz	21,451,650	79,223

(b)	The stockholders also voted in favor of a proposal that ProAssurance assume the MAIC Holdings (now Medical Assurance, Inc.) Incentive Compensation Stock Plan and to rename it the “ProAssurance Corporation Incentive Compensation Stock Plan”. A total of 15,942,166 shares voted in favor of the proposal; 1,011,970 shares voted against the proposal and 139,046 shares abstained from the vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10 MEEMIC Holdings Agreement and Plan of Merger dated July 9, 2002.

99 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION

August 13, 2002
	By:	/s/ Howard H. Friedman

Howard H. Friedman, Chief Financial Officer (Duly authorized officer and principal financial officer)