Form 10-Q
period 2002-09-30
PROASSURANCE CORP
filed 2002-11-14
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-16533

ProAssurance Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	63-1261433 (IRS Employer Identification ID No.)

100 Brookwood Place, Birmingham, AL (Address of principal executive offices)	35209 (Zip Code)

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

As of November 12, 2002 there were 28,501,482 shares of the registrant’s common stock outstanding.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30	December 31
	2002	2001

Assets

Investments:

Fixed maturities available for sale, at fair value	$1,456,369	$1,270,285

Equity securities available for sale, at fair value	100,832	97,044

Real estate, net	17,719	17,936

Short-term investments	98,931	136,014

Total investments	1,673,851	1,521,279

Cash and cash equivalents	92,088	53,163

Premiums receivable	88,336	77,766

Receivable from reinsurers on unpaid losses and loss adjustment expenses	409,345	374,056

Prepaid reinsurance premiums	26,494	20,265

Deferred taxes	70,937	90,565

Other assets	89,147	101,231

	$2,450,198	$2,238,325

Liabilities and Stockholders’ Equity

Liabilities:

Policy liabilities and accruals:

Reserve for losses and loss adjustment expenses	$1,548,808	$1,442,341

Unearned premiums	234,138	188,630

Reinsurance premiums payable	68,531	48,704

Total policy liabilities	1,851,477	1,679,675

Other liabilities	46,074	40,431

Long-term debt	75,000	82,500

Total liabilities	1,972,551	1,802,606

Minority interest	25,494	22,488

Commitments and contingencies	—	—

Stockholders’ Equity:

Common stock, par value $0.01 per share 100,000,000 shares authorized; 25,973,247 and 25,911,234 shares issued, respectively	260	259

Additional paid-in capital	262,026	260,788

Accumulated other comprehensive gain, net of deferred tax expense of $22,575 and $2,208, respectively	40,984	3,533

Retained earnings	148,939	148,707

	452,209	413,287

Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	452,153	413,231

	$2,450,198	$2,238,325

See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(in thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2001	$413,231	$3,533	$148,707	$260,991

Net income	232	—	232	—

Change in fair value of securities available for sale, net of deferred taxes and minority interest	37,451	37,451	—	—

Change in minority interest	254	—	—	254

Common stock issued for compensation	974	—	—	974

Stock options exercised	11	—	—	11

Balance at September 30, 2002	$452,153	$40,984	$148,939	$262,230

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2000	$345,167	$(854)	$136,257	$209,764

Net income	8,196	—	8,196	—

Change in fair value of securities available for sale, net of deferred taxes	16,533	16,533	—	—

Common stock issued for compensation	19	—	—	19

Stock options exercised	164	—	—	164

Equity issued in consolidation:

Common stock issued to Professionals Group shareholders	49,495	—	—	49,495

Fair value of options assumed	2,952	—	—	2,952

Purchase of treasury stock	(1,324)	—	—	(1,324)

Balance at September 30, 2001	$421,202	$15,679	$144,453	$261,070

See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues:

Direct and assumed premiums written	$160,875	$132,177	$465,063	$262,605

Net premiums written	$130,653	$111,730	$386,306	$206,842

Premiums earned	$151,023	$127,033	$419,555	$250,178

Premiums ceded	29,076	21,541	73,525	48,464

Net premiums earned	121,947	105,492	346,030	201,714

Net investment income	19,819	20,226	58,773	40,164

Net realized investment gains (losses)	(13,560)	858	(17,338)	2,052

Other income	1,660	1,629	5,284	2,675

Total revenues	129,866	128,205	392,749	246,605

Expenses:

Losses and loss adjustment expenses	139,589	124,764	397,829	240,192

Reinsurance recoveries	23,721	23,425	67,698	48,064

Net losses and loss adjustment expenses	115,868	101,339	330,131	192,128

Underwriting, acquisition and insurance expenses	21,380	22,812	65,862	46,058

Interest expense	689	1,533	2,203	1,616

Total expenses	137,937	125,684	398,196	239,802

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(8,071)	2,521	(5,447)	6,803

Provision for income taxes:

Current expense (benefit)	(1,257)	1,065	378	(320)

Deferred expense (benefit)	(3,200)	(2,291)	(6,701)	(1,884)

	(4,457)	(1,226)	(6,323)	(2,204)

Income (loss) before minority interest and cumulative effect of accounting change	(3,614)	3,747	876	9,007

Minority interest	910	811	2,338	811

Income (loss) before cumulative effect of accounting change	(4,524)	2,936	(1,462)	8,196

Cumulative effect of accounting change, net of tax	—	—	1,694	—

Net income (loss)	$(4,524)	$2,936	$232	$8,196

Earnings per share (basic and diluted):

Income (loss) before cumulative effect of accounting change	$(0.18)	$0.11	$(0.06)	$0.35

Cumulative effect of accounting change, net of tax	—	—	0.07	—

Net income (loss)	$(0.18)	$0.11	$0.01	$0.35

Weighted average number of common shares outstanding:

Basic	25,851	25,791	25,845	23,745

Diluted	25,858	25,800	25,862	23,749

See accompanying footnotes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Comprehensive income:

Net income (loss)	$(4,524)	$2,936	$232	$8,196

Change in fair value of securities available for sale, net of deferred taxes and minority interest	20,634	15,843	26,181	17,867

Reclassification adjustment for realized (gains) losses included in income, net of deferred taxes	8,814	(558)	11,270	(1,334)

Comprehensive income	$24,924	$18,221	$37,683	$24,729

See accompanying notes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30

	2002	2001

Operating Activities

Net cash provided by operating activities	$157,137	$49,760

Investing Activities

Purchases of fixed maturities available for sale	(586,174)	(462,767)

Purchases of equity securities available for sale	(21,975)	(4,924)

Proceeds from sale or maturities of fixed maturities available for sale	448,724	448,035

Proceeds from sale of equity securities available for sale	6,556	12,562

Net decrease in short-term investments	37,083	49,863

Cash used in consolidation with Professionals Group	—	(196,304)

Cash acquired in consolidation with Professionals Group	—	72,245

Other	5,074	(2,003)

Net cash (used by) investing activities	(110,712)	(83,293)

Financing Activities

Proceeds from long term debt	—	110,000

Repayment of debt	(7,500)	(25,000)

Purchase of treasury stock	—	(1,319)

Net cash (used) provided by financing activities	(7,500)	83,681

Increase in cash and cash equivalents	38,925	50,148

Cash and cash equivalents at beginning of period	53,163	8,550

Cash and cash equivalents at end of period	$92,088	$58,698

See accompanying footnotes.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively “ProAssurance”). ProAssurance is a holding company formed for the purpose of consolidating Medical Assurance, Inc. (“Medical Assurance”) and Professionals Group, Inc. (“Professionals Group”) as its wholly owned subsidiaries. Additional information about the consolidation is provided in Note 2. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

       ProAssurance was required to incorporate Professionals Group’s activity commencing upon the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred on January 1, 2001 after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition and lower investment income due to cash used to fund a portion of the consolidation, and related tax effects. Professionals Group’s nonrecurring and transaction related expenses were excluded from the pro forma financial information. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results (in thousands, except per share data).

Nine Months Ended
September 30, 2001

Revenues	$394,918

Net loss	$(10,730)

Loss per share

Basic	$(0.42)

Diluted	$(0.42)

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

       As a result of the consolidation, ProAssurance is now engaged in an additional segment, which is providing personal property and casualty insurance to individuals (the personal lines segment). At September 30, 2002, ProAssurance owns 84.1% of the stock of MEEMIC Holdings, Inc. (“MEEMIC Holdings”), a publicly traded insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its wholly owned subsidiary, MEEMIC Insurance Company (“MEEMIC”).

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

       The table below provides a reconciliation of segment information to total consolidated information (in millions).

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Revenues:

Professional liability lines	$88.1	$90.1	$273.3	$208.5

Personal lines	41.8	37.7	119.4	37.7

Corporate and other	—	0.4	—	0.4

Total revenues	$129.9	$128.2	$392.7	$246.6

Income (loss) before cumulative effect of accounting change:

Professional liability lines	$(9.0)	$(0.3)	$(12.6)	$4.9

Personal lines	5.0	4.0	12.5	4.0

Corporate and other	(0.5)	(0.8)	(1.4)	(0.7)

Total	$(4.5)	$2.9	$(1.5)	$8.2

Net income (loss):

Professional liability lines	$(9.0)	$(0.3)	$(10.9)	$4.9

Personal lines	5.0	4.0	12.5	4.0

Corporate and other	(0.5)	(0.8)	(1.4)	(0.7)

Total net income (loss)	$(4.5)	$2.9	$0.2	$8.2

	September 30	December 31
	2002	2001

Identifiable Assets:

Professional liability lines	$2,087.9	$1,913.5

Personal lines	362.0	324.7

Corporate and other	0.3	0.1

Total assets	$2,450.2	$2,238.3

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments

       The amortized cost of fixed maturities and equity securities available for sale was $1.493 billion and $1.361 billion at September 30, 2002 and December 31, 2001, respectively. Operating results for the nine months ended September 30, 2002 and 2001 (in millions) included the following:

	Nine months ended
	September 30

	2002	2001

Proceeds from sales excluding maturities and paydowns	$278.8	$362.5

Gross realized gains	$6.8	$4.3

Gross realized (losses)	$(24.1)	$(2.2)

       Gross realized losses for the three and nine month periods ended September 30, 2002 include losses of $13.3 million and $14.9 million, respectively, that resulted from the recognition of other than temporary declines in the market value of common stocks.

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

6. Deferred Policy Acquisition Costs

       Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $29.0 million and $25.2 million for the nine months ended September 30, 2002 and 2001, respectively.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Income Taxes

       The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because much of ProAssurance’s investment income is tax-exempt.

8. Long-term Debt

       On June 27, 2001, ProAssurance borrowed $110 million under a term loan facility in order to fund the consolidation. At September 30, 2002 the remaining outstanding balance under the loan was $75.0 million.

       The debt requires quarterly principal repayments of $2.5 million. Beginning in 2003, ProAssurance must also repay an additional annual installment equal to 50% of the adjusted parent-only annual cash flow, up to a maximum of $15 million. ProAssurance has made all required quarterly repayments on the loan and also made a $22.5 million optional prepayment on the loan in September 2001.

       Excluding any required annual cash flow repayments, the aggregate remaining amounts of maturities of long-term debt for the next five years are as follows: $2.5 million in 2002, $10 million each year in 2003 and 2004, and in 2005 the remaining balance becomes due on September 30.

       The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank’s base rate as elected from time to time by ProAssurance. At September 30, 2002 the interest rate was 3.3%.

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

       The credit agreement, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants, including:

•	a consolidated debt coverage ratio of 3.0 to 1;

•	minimum consolidated tangible net worth equal to the sum of (i) 90% of the consolidated net worth of ProAssurance as of June 30, 2001, and (ii) 75% of cumulative consolidated net income after June 30, 2001;

•	a consolidated fixed charge coverage ratio of 1.5 to 1;

•	a funded debt to adjusted statutory capital ratio of 0.35 to 1; and

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Long-term Debt (continued)

•	maintenance of statutory Risk-Based Capital ratios (as defined by the National Association of Insurance Commissioners and measured annually on December 31) of 3.5 to 1 by two of its insurance companies, The Medical Assurance Company, Inc. and ProNational Insurance Company.

       As of September 30, 2002, ProAssurance was in compliance with the aforementioned loan covenants.

9. Stockholders’ Equity and Earnings Per Share

       At September 30, 2002 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At September 30, 2002, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

10. Commitments and Contingencies

       ProAssurance indirectly owns 84.1% of MEEMIC Holdings. On March 18, 2002, MEEMIC Holdings announced that it intends to acquire the remaining 15.9% of its outstanding shares that are not owned by ProAssurance (a total of 1,182,298 fully diluted shares). The purchase price of $29.00 per share, representing an aggregate purchase price of $34.3 million, will be financed through existing cash and investment resources of MEEMIC Holdings. The acquisition of these minority shares is subject to regulatory approval, a vote of minority shareholders and other conditions. The proposed transaction, including the financial terms, has been unanimously approved by the board of directors of MEEMIC, including its independent directors not affiliated with ProAssurance. MEEMIC shareholders will vote on the proposed transaction on December 10, 2002. While we are expecting to complete the acquisition of the remaining shares that we do not already own by January 2003, there can be no assurances that we will be successful.

       On March 18, 2002, a complaint was filed against MEEMIC, its directors, and ourselves on behalf of the minority shareholders of MEEMIC alleging, among other things, that the acquisition we have proposed is unfair to the minority shareholders of MEEMIC. The plaintiff has dismissed the lawsuit with prejudice, and the court approved the dismissal on September 11, 2002. No payments of any kind were made by MEEMIC, its directors or us to the plaintiff or his counsel to obtain the dismissal of the case.

ProAssurance Corporation and Subsidiaries
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies (continued)

       ProAssurance is involved in various other legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on ProAssurance’s financial position but could have an unfavorable impact on quarterly results of operation.

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
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Cumulative Effect of Change in Accounting Principle and New Accounting Pronouncements (continued)

       The table below presents comparative income and income per share for the three and nine month periods ended September 30, 2002 and 2001, reflecting the pro forma effects of SFAS Nos. 141 and 142 on 2001 data:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Reported income before cumulative effect of accounting change	$(4,524)	$2,936	$(1,462)	$8,196

Amortization of deferred credits, net of goodwill amortization	—	96	—	58

Adjusted income before cumulative effect of accounting change	$(4,524)	$3,032	$(1,462)	$8,254

       Adoption of SFAS Nos. 141 and 142 did not have a significant per share effect.

       At September 30, 2002 goodwill and intangible assets from business combinations, net of accumulated amortization, are approximately $22.9 million. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

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
(formerly Medical Assurance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Cumulative Effect of Change in Accounting Principle and New Accounting Pronouncements (continued)

       In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. ProAssurance’s adoption of SFAS No. 146 did not affect the results of operations or financial position of ProAssurance.

12. Subsequent Events

       On November 13, 2002, ProAssurance sold 2.65 million shares at an offering price of $16.55 per share. The offering is expected to generate net proceeds of $40.8 million. ProAssurance will use the net proceeds from the sale of the newly issued shares to support the growth of its professional liability insurance business and for general corporate purposes. The underwriting agreement grants the underwriters a thirty-day over-allotment option for up to 375,000 shares that has not yet been exercised.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, references to “ProAssurance,” “we,” “us,” and “our” refers to ProAssurance Corporation and its subsidiaries. You should read this discussion in conjunction with the consolidated financial statements and notes thereto in our Annual Form 10-K for the year ended December 31, 2001. The following discussion of the financial condition and results of operations contains certain forward-looking information that involves risk and uncertainties. Our financial condition and operating results could differ significantly from these forward-looking statements; see “Forward-Looking Statements.” Important factors that could cause or contribute to such differences or changes include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

         ProAssurance was organized to serve as the holding company for Medical Assurance and Professionals Group as its wholly owned subsidiaries. Prior to the completion of the consolidation, ProAssurance had no assets, liabilities or operations. We commenced operations upon completion of our consolidation with Medical Assurance and Professionals Group on June 27, 2001. For additional information about the consolidation, see Note 2 to the Condensed Consolidated Financial Statements.

         Medical Assurance and Professionals Group through their insurance subsidiaries are nationally recognized as providers of professional liability insurance and also provide personal lines insurance in the State of Michigan.

         Medical Assurance owns all of the capital stock of The Medical Assurance Company, Inc. and Medical Assurance of West Virginia, Inc. These insurance subsidiaries - principally The Medical Assurance Company — provide professional liability insurance to health care providers.

         Professionals Group owns all of the capital stock of ProNational Insurance Company and indirectly Red Mountain Casualty Insurance Company, Inc. These insurance subsidiaries — principally ProNational Insurance Company — also provide professional liability insurance to health care providers and to a lesser extent, providers of legal services.

         Professionals Group indirectly owns approximately 84.1% of the capital stock of MEEMIC Insurance Company. This insurance subsidiary provides personal lines insurance in Michigan primarily to educational employees and their families.

Critical Accounting Policies

         We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. We believe the following policies are the most sensitive to estimates and judgments.

         Revenue Recognition: We recognize insurance premium income on a monthly pro rata basis over the respective terms of the policies in force. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies in force. Reinsurance arrangements are prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms based on the estimated ultimate amounts to be paid. Changes in estimated outcomes are recognized currently.

         Reserve for Losses and Loss Adjustment Expense (“losses and LAE”): Our reserve for losses and LAE represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and LAE for reported claims and are established by our claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to us as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, especially professional liability reserves, is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations.

         Investments: We consider our fixed maturity and equity securities as available-for-sale, which means they are available to be sold in response to our liquidity needs, changes in market interest rates and investment management strategies, among others. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a separate component of shareholders’ equity. A decline in the fair value of an available-for-sale security below cost that we judge to be other than temporary is charged against income in the current period.

Liquidity and Capital Resources

         We need liquid funds to pay losses and loss adjustment expenses (losses and LAE) and operating expenses in the ordinary course of business and to meet our debt service requirements. Cash provided by our operating activities was sufficient to meet those needs in 2001 and during the first nine months of 2002. We believe that our operating activities will provide sufficient cash to meet our liquidity needs for the twelve months following September 30, 2002.

         At September 30, 2002 we have a term loan balance of $75 million remaining from the $110 million that we borrowed in order to fund the cash requirements of the consolidation with Professionals Group. We are required to pay quarterly principal repayments of $2.5 million, and beginning in 2003, an additional annual principal payment equal to the lower of either 50% of our parent company only cash flow for the preceding year or $15 million. We have made all quarterly payments on the loan, and we also made a $22.5 million optional prepayment in September 2001. The term loan bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank’s base rate at our election. At September 30, 2002 the interest rate was 3.3%.

         Our debt is held and serviced by ProAssurance Corporation. We currently have sufficient funds in ProAssurance Corporation’s direct non-insurance subsidiaries to meet our debt service requirements for the twelve months following September 30, 2002. Our future cash requirements for debt service will be provided principally from dividends of our insurance subsidiaries, which may require regulatory approval.

         The credit agreement for the term loan, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants. As of September 30, 2002, we were in compliance with all loan covenants.

         See Notes 2 and 8 to our condensed consolidated financial statements for more information regarding the consolidation transaction and the terms of the credit agreement, including the financial covenants.

         The borrowings under the credit agreement are secured by a pledge of the outstanding stock of all of our significant subsidiaries other than MEEMIC Holdings and its subsidiaries.

         The credit agreement also provides for a revolving line of credit in the amount of $40 million. Borrowings under the line of credit are repayable in full in two years, subject to renewal. The revolving line of credit is available for our operating and working capital requirements. ProAssurance has not borrowed any funds under the revolving line of credit.

         We did not repurchase any shares of our common stock during the nine months ended September 30, 2002. Our board has authorized stock repurchases of up to approximately 1.02 million shares.

         On November 13, 2002, ProAssurance sold 2.65 million shares at an offering price of $16.55 per share. The offering is expected to generate net proceeds of $40.8 million. ProAssurance will use the net proceeds from the sale of the newly issued shares primarily to support the growth of its professional liability insurance business and for general corporate purposes. The underwriting agreement grants the underwriters a thirty-day over-allotment option for up to 375,000 shares that has not yet been exercised.

         ProAssurance indirectly owns 84.1% of MEEMIC Holdings. On March 18, 2002, MEEMIC Holdings announced that it intends to acquire the remaining 15.9% of its outstanding shares that are not owned by ProAssurance (a total of 1,182,298 fully diluted shares). The purchase price of $29.00 per share, representing an aggregate purchase price of $34.3 million, will be financed through existing cash and investment resources of MEEMIC Holdings. The acquisition of these minority shares is subject to regulatory approval, a vote of minority shareholders and other conditions. The proposed transaction, including the financial terms, has been unanimously approved by the board of directors of MEEMIC, including its independent directors not affiliated with ProAssurance. While we are expecting to complete the acquisition of the remaining shares that we do not already own by January 2003, there can be no assurances that we will be successful.

         On March 18, 2002, a complaint was filed against MEEMIC, its directors, and ourselves on behalf of the minority shareholders of MEEMIC alleging, among other things, that the acquisition we have proposed is unfair to the minority shareholders of MEEMIC. The plaintiff has dismissed the lawsuit with prejudice, and the court approved the dismissal on September 11, 2002. No payments of any kind were made by MEEMIC, its directors or us to the plaintiff or his counsel to obtain the dismissal of the case.

Results of Operations — Overview

Segment Overview:

         We operate in two industry segments: professional liability insurance and personal lines insurance. Prior to the consolidation, we operated only in the professional liability segment. Our operations have included a personal lines segment since June 27, 2001, as a result of our acquisition of MEEMIC Holdings, Inc., a subsidiary of Professionals Group.

         Our professional liability insurance segment principally provides professional liability insurance and reinsurance for providers of health care services, and, to a limited extent, providers of legal services, and insignificant amounts of general liability insurance offered to such providers as accommodation products. This segment is principally made up of three operating insurance subsidiaries: The Medical Assurance Company, Inc., ProNational Insurance Company and Medical Assurance of West Virginia, Inc.

         Our personal lines insurance segment provides personal property and casualty insurance to individuals. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company.

         All of our revenues and expenses are allocated to the operating segments, other than investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent.

Overview of Operating Results:

         Our consolidated loss before cumulative effect is $4.5 million or $0.18 per share, for the three month period ended September 30, 2002. Our consolidated loss before cumulative effect is $1.5 million or $0.06 per share, for the nine month period ended September 30, 2002. The loss for both the three and the nine month periods resulted from the recognition of investment losses of $13.3 million and $14.9 million, respectively, for the three and nine month periods ended September 30, 2002 related to other-than-temporary declines in the market value of equity securities held in our investment portfolio. The operating results of each of our reportable industry segments are discussed separately in the following sections.

         The quarter ended September 30, 2001 was the first full quarter that includes Professionals Group activity. The nine months ended September 30, 2002 includes Professionals Group activity for the entire period, while the nine month period ended September 30, 2001 includes Professionals Group activity only since June 27, 2001. Thus, when the two nine month periods are compared, significant variances are created because of Professionals Group not being included for the first six months of 2001. Professionals Group activity is included in both three month periods ended September 30, 2002 and 2001.

         Interest expense during both 2002 and 2001 relates entirely to the bank loan that provided financing for the consolidation with Professionals Group. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR), or at our election, the bank’s base rate. The interest rate was 3.3% on September 30, 2002. Interest expense for the three months ended September 30, 2002 was $689,000, which is a decrease of approximately $844,000 as compared to the same period in 2001. This decrease occurred because the average outstanding loan was lower in 2002 and because the average interest rate on the loan was lower in 2002. We initially borrowed $110 million to finance the consolidation. However, the cash requirements of the consolidation were lower than we originally anticipated, and we made a $22.5 million prepayment on the loan in late September 2001.

         Our interest expense for the nine months ended September 30, 2002 increased by approximately $587,000 as compared to the same period in 2001. This is primarily because the loan was outstanding for the entire nine months of the 2002 period but was outstanding for only three months of the 2001 period. This resulted in greater interest costs in 2002 even though interest rates were lower as compared to 2001.

         We recognized tax benefits of $4.5 million and $1.2 million for the three month periods ended September 30, 2002 and 2001, respectively. We recognized tax benefits of $6.3 million and $2.2 million for the nine month periods ended September 30, 2002 and 2001, respectively. Our tax-exempt investment income is the primary reason that our effective rates for both years are significantly lower than the expected statutory rate of 35%. We earn a significant portion of our investment income from tax-exempt sources. After adjustment for tax-exempt income, we experienced a taxable loss for the three and nine month periods ended September 30, 2002 and 2001.

         We currently have available approximately $40.3 million in Federal tax loss carryforwards related to tax years ending on or before December 31, 2001. These carryforwards begin to expire in the year 2018. Approximately $28.7 million of the carryforwards relate to our consolidation with Professionals Group; because of this, approximately $10.1 million of the carryforwards are not available to us until 2003 or after.

Professional Liability Insurance Segment

         Operating results for our professional liability insurance segment for the three and nine months ended September 30, 2002 and 2001 are summarized in the table below (in thousands).

	Three months ended			Nine months ended
	September 30			September 30

			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Gross premiums written	$115,372	$95,458	$19,914	$335,713	$225,886	$109,827

Net premiums written	$89,026	$75,435	$13,591	$266,896	$170,547	$96,349

Revenues:

Premiums earned	$108,243	$91,757	$16,486	$299,810	$214,902	$84,908

Premiums ceded	25,212	21,125	4,087	63,615	48,048	15,567

Net premiums earned	83,031	70,632	12,399	236,195	166,854	69,341

Net investment income	17,352	17,344	8	51,247	37,226	14,021

Net realized investment gains (losses)	(13,547)	858	(14,405)	(17,969)	2,052	(20,021)

Other income	1,185	1,276	(91)	3,899	2,324	1,575

Total revenues	88,021	90,110	(2,089)	273,372	208,456	64,916

Expenses:

Net losses and loss adjustment expenses	91,030	78,208	12,822	256,704	168,997	87,707

Underwriting, acquisition and insurance expenses	12,790	14,749	(1,959)	41,119	37,995	3,124

Total expenses	103,820	92,957	10,863	297,823	206,992	90,831

Income (loss) before income taxes	$(15,799)	$(2,847)	$(12,952)	$(24,451)	$1,464	$(25,915)

Premiums

Premiums written:

         Our professional liability insurance segment principally provides professional liability insurance for providers of medical and other healthcare services, and to a limited extent providers of legal services, and insignificant amounts of general liability insurance products that are offered to such providers as accommodation products (Professional Coverages). The professional liability segment also includes accident and health, workers’ compensation and multi-line insurance (Other Coverages).

         Our premiums written for the three months ended September 30, 2002 were $115.4 million, which is an increase of $19.9 million as compared to the same period of 2001. This increase is comprised of a $24.0 million increase related to Professional Coverages offset by a $4.1 million decrease related to Other Coverages.

         Professional coverages premiums written increased to $114.3 for the three months ended September 30, 2002. The increase is primarily due to the effect of rate increases implemented during 2002 and the latter part of 2001. We have implemented and we plan to continue to implement rate increases based on loss trends, subject to our receipt of regulatory approval. To date, our premium renewals at the higher rates plus our new business have more than offset the effect of premiums we lost because of our decreased retention of insureds. However, our higher rates may cause a greater loss of insureds in future periods.

         Our premiums written for the nine months ended September 30, 2002 increased by $109.8 million to $335.7 million as compared to the same period of 2001. This increase is comprised of a $143.1 million increase related to Professional Coverages offset by a $33.3 million decrease related to Other Coverages.

         Professional coverages premiums written increased to $331.9 for the nine months ended September 30, 2002. The nine month increase is primarily attributable to the consolidation with Professionals Group. Professionals Coverages premiums also increased due to the effect of rate increases, as discussed with respect to the three month period.

         Gross written premiums for Other Coverages were approximately $1.1 million and $3.8 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $5.2 million and $37.1 million for the same periods in 2001, respectively. Our Other Coverages premiums were primarily written in conjunction with and through third parties as a means of utilizing our capital. During the latter half of 2000 we decided to significantly decrease our commitment to these programs and have since allowed existing contractual relationships to expire. The decline in Other Coverages premiums for both the three and the nine month periods of 2002 as compared to the same period of 2001 is the expected result of this decision.

Premiums earned:

         Premiums earned for the three months ended September 30, 2002 increased by $16.5 million as compared to the same period of 2001. As with written premiums, this increase is comprised of an increase related to Professional Coverages offset by a decrease related to Other Coverages.

         Our Professional Coverages premiums earned for the three month period increased by $19.6 million to $105.0 million. The increase is due to the beneficial effect of rate increases. Rate increases are reflected in our financial results over time. Rate increases implemented after October 1, 2001 have not yet been fully reflected in premiums earned since premiums are earned over the entire policy period (usually one year) after the policy is written.

         Premiums earned for the nine months ended September 30, 2002 increased by $84.9 million as compared to the same period of 2001. As with written premiums, this increase is comprised of an increase related to Professional Coverages offset by a decrease related to Other Coverages.

         Professional Coverages premiums earned for the nine month period increased by $114.2 million to $292.2 million The increase is primarily due to the additional premiums earned as a result of the consolidation but also reflects the beneficial impact of rate increases.

         Other Coverages premiums earned for the three months ended September 30, 2002 decreased by $3.1 million to $3.2 million. Other Coverages premiums earned for the nine months ended September 30, 2002 decreased by $29.3 million to $7.6 million. These 2002 amounts reflect our decreased commitments to the programs that generated these premiums, as previously discussed.

Premiums Ceded:

         Reinsurance premiums ceded earned (premiums ceded) are the portion of our earned premiums that is due to reinsurers in return for the transfer of a portion of our risk to them. We estimate the amount of premiums ceded based on the premiums we earn and the terms of the respective reinsurance agreements. We continually review our estimated expense and we include in current operations any adjustments that we believe are necessary.

         Premiums ceded for the three months ended September 30, 2002 increased by $4.1 million as compared to the same period of 2001. The increase is comprised of a $1.1 million increase related to Professionals Coverages and a $3.0 million increase related to Other Coverages.

         Premiums ceded for the nine months ended September 30, 2002 increased by $15.6 million as compared to the same period of 2001. The increase is comprised of a $17.2 million increase related to Professional Coverages offset by a $1.6 million decrease related to Other Coverages.

         Professional Coverages premiums ceded were $21.7 million and $57.4 million for the three and nine month periods ended September 30, 2002, respectively. Premiums ceded related to Professional Coverages increased for the three month period primarily due to the growth in the related premiums earned. This is also a factor contributing to the nine month period increase, but the primary reason for the nine month period increase is the consolidation with Professionals Group.

         Other Coverages premiums ceded were $3.5 million and $6.2 million for the three and nine month periods ended September 30, 2002, respectively. Other Coverages premiums ceded for both the three and the nine month periods reflect our decreased commitments to the remaining programs that generated these premiums, as previously discussed.

Losses and Loss Adjustment Expenses

         Professional liability net reserves for losses and loss adjustment expenses at September 30, 2002 approximated $1.074 billion as compared to $1.004 billion at December 31, 2001.

         Net losses and loss adjustment expenses (hereafter referred to as “net losses”) includes three components: a) actuarial evaluation of incurred loss levels for the current accident year; b) actuarial re-evaluation of incurred loss levels for prior accident years and c) actuarial re-evaluation of the reserve for the death, disability and retirement provision. These components take into consideration prior loss experience, loss trends, changes in the frequency and severity of claims, premium rate loads and the retention of insureds. We include in current operations any changes to previously established estimates of net losses. We increased our estimates of prior accident year net losses by $2.4 million during the second quarter of 2002. We made no other adjustments to our estimates of prior accident year net losses during 2002. We did not make any adjustments to our estimates of prior accident year losses during the nine months ended September 30, 2001. Accident year refers to the accounting period in which the insured event is incurred as a liability of the insurer. This may be when the event occurs or when a claim arising from the event is first reported to the insurer, depending on the policy terms. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period, since it associates losses with the premiums earned for the policies covering the losses.

         The following table summarizes current accident year net losses and current accident year net loss ratios for 2002 and 2001 by type of coverage. The current accident year net loss ratios shown are calculated by dividing current accident year net losses by net premiums earned.

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Current accident year net losses and loss adjustment expenses:

Professional Coverages	$91,443	$74,181	$253,290	$148,632

Other Coverages	(413)	4,027	1,014	20,365

Prior accident year net losses	—	—	2,400	—

	$91,030	$78,208	$256,704	$168,997

Current accident year net loss ratio:

Professional coverages	109.8%	114.5%	107.9%	107.9%

Other Coverages	(148.0)%	69.1%	70.0%	69.8%

Current accident year net loss ratio, all coverages	109.6%	110.7%	107.7%	101.3%

Prior accident year net loss ratio	—	—	1.0%	—

	109.6%	110.7%	108.7%	101.3%

Professional Coverages

         Current accident year net losses related to Professional Coverages increased by $17.3 million for the three month period ended September 30, 2002, as compared to the same period of 2001. The increase in Professional Coverage losses primarily reflects our continuing expectations of increasing severity of losses. Although we have recorded higher losses during 2002, we have a decrease in the quarter current accident year loss ratio primarily because of our improved adequacy of rates that has resulted from rate increases implemented in 2002 and 2001.

         Current accident year net losses related to Professional Coverages increased by $104.7 million for the nine month period ended September 30, 2002, as compared to the same period of 2001. Our consolidation with Professionals Group and the resulting increase in insureds is the primary reason for the increase. The current accident year net loss ratio for Professional Coverages for the nine months ended September 30, 2002 has not changed as compared to the same period in 2001. Historically, the book of business underwritten by Professionals Group carried a higher loss ratio than the Medical Assurance book of business. However, rate increases have mitigated the effect of higher expected losses on the current accident year loss ratio as well as the inclusion of Professionals Group for the entire nine months of 2002.

Other Coverages

         Current accident year net losses related to Other Coverages decreased by $4.4 million and $19.4 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods of 2001. These amounts reflect our decreased commitments to the programs that generated these losses, as previously discussed with respect to Other Coverages premiums.

Net Investment Income and Net Realized Investment Gains and Losses

         Our professional liability segment investment portfolio is principally comprised of fixed maturities, equity securities, short-term investments and cash and cash equivalents. At September 30, 2002 the fair value of our professional lines investment portfolio was $1.495 billion as compared to $1.336 billion at December 31, 2001, an increase of $159 million. The cost basis of the portfolio was $1.439 billion as compared to $1.333 billion at December 31, 2001, an increase of $106 million. The increase in the cost basis of the portfolio originated from our positive operating cash flows during the period. Substantially all of the net unrealized gains of $55 million at September 30, 2002 relates to our fixed maturity securities.

         Our net investment income for the three months ended September 30, 2002 changed little as compared to the same period in 2001. Our average investment in fixed maturity securities increased by approximately $103 million; however, growth of the portfolio was offset by lower yields. For the three months ended September 30, 2002, the weighted average tax equivalent yield (tax adjusted gross earnings divided by the average quarterly ending fair value) of our professional liability segment fixed maturity investments was 5.85% as compared to 6.55% for the three months ended September 30, 2001.

         Our net investment income for the nine months ended September 30, 2002 increased by $14.0 million as compared to the same period in 2001. The primary reason for the increase is the additional investment income earned as a result of the consolidation with Professionals Group. The weighted average tax equivalent yield of our professional liability segment fixed maturity investments was 6.83% for 2002 as compared to 7.34% for the nine months ended September 30, 2001.

         We have experienced a decline in the overall yields on our portfolio as a result of lower market interest rates, both short and long-term. During 2002, our investment opportunities for new and matured funds have been at rates that are less favorable than the rates available in recent years. Our average investment in lower yielding short-term and overnight cash investments increased during 2002 due to a lack of desirable long-term investment opportunities. Additionally, as we have invested new and matured funds, we have utilized shorter maturities. We believe a shorter, more liquid portfolio is currently advantageous, even preferable, although such a strategy reduces current yields.

         We consider our fixed maturity and equity securities as available-for-sale, which means they are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from the computation of net income and reported as a separate component of stockholders’ equity. However, a decline in the fair value of an available-for-sale security that is below its cost and that we judge to be other than temporary is charged against income as a realized capital loss in the current period. We continually review our securities for declines that would be considered as other than temporary. Our review at September 30, 2002 recognized the significant and unanticipated overall stock market decline which occurred during the third quarter and the market’s failure to fully recover within a short period of time. Given all the information available to us, we concluded that declines of approximately $13.3 million in our equity portfolio were other than temporary. This non-cash charge is the principal component of the segment’s net realized investment losses for both the three month and nine month periods, and is in addition to the non-cash charge of $1.6 million recognized during the first six months of 2002.

         Our principal investment objective is to achieve a high level of after-tax income while minimizing risk. Although we purchase fixed maturity securities with the initial intent to hold such securities until their maturity, we may dispose of securities prior to their respective maturities if management believes such disposals are consistent with our overall investment objectives, including maximizing after-tax profits and disposals of securities that no longer meet our risk management criteria. In connection with our preference for a shorter, more liquid portfolio, we anticipate replacing a portion of our longer duration fixed maturity securities with securities of a shorter duration during the fourth quarter of 2002. We expect this strategy to result in the realization of some portion of the unrealized gains currently held in our investment portfolio, although we have not yet completed our evaluation of the portfolio. We have not yet determined specific securities to be sold nor estimated the gains that will be realized from such sales.

Underwriting, Acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses for the three months ended September 30, 2002 decreased by $2.0 million as compared to the same period in 2001. The decrease is comprised of an expense reduction of approximately $4.7 million that resulted from the decrease in Other Coverages earned premiums. Offsetting this decrease were higher acquisition expenses of $2.7 related to Professional Coverage premiums. The increase related to Professional Coverages is primarily due to higher commission and premium tax costs associated with the increase in premiums earned.

         Underwriting, acquisition and insurance expenses for the nine months ended September 30, 2002 increased by $3.1 million as compared to the same period in 2001. The most significant components of this increase are a $14.4 million increase in expenses that resulted from the increase in premiums earned related to Professional Coverages, an offsetting $12.5 million decrease in the expenses that resulted from the decline in Other Coverages premiums earned, and a $1.2 million increase in guaranty fund assessments.

         Guaranty fund assessments for the three and nine months periods ended September 30, 2002 were approximately $230,000 and $1.7 million, respectively. Guaranty fund assessments totaled $454,000 and $469,000, respectively, for the three and nine months ended September 30, 2001. We are required by most states to be a member of its insolvency or guaranty fund association and, as such, must make payments to the association when so assessed by the state. Such assessments can and do vary from year to year.

         The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) decreased for both the three and nine month periods as compared to 2001. The ratio for the three months ended September 30, 2002 was 15.4% as compared to 20.9% for the same period in 2001. The ratio for the nine months ended September 30, 2002 was 17.4% as compared to 22.8% for the same period in 2001.

         The primary reason for the lowered ratio in both the three and the nine month periods was the decrease in Other Coverages acquisition costs discussed above.

         Excluding the effect of Other Coverages acquisition costs as well as the effect of guaranty fund assessments, the underwriting expense ratio is approximately 17.1% and 17.4% for the three and nine month periods ended September 30, 2002, respectively, as compared to 18.6% and 19.3% for the same periods in 2001, respectively.

Personal Lines Insurance Operations Segment

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001. Thus, the nine month period ended September 30, 2002 includes nine months of MEEMIC operations while the nine month period ended September 30, 2001 includes only three months of MEEMIC operations. Operating results for our personal lines insurance segment for the three and nine months ended September 30, 2002 and 2001 are summarized in the table below (in thousands).

	Three months ended			Nine months ended
	September 30			September 30

			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)

Gross premiums written	$45,503	$36,719	$8,784	$129,350	$36,719	$92,631

Net premiums written	$41,627	36,295	$5,332	$119,410	$36,295	$83,115

Revenues:

Premiums earned	$42,780	$35,276	$7,504	$119,745	$35,276	$84,469

Premiums ceded	3,864	416	3,448	9,910	416	9,494

Net premiums earned	38,916	34,860	4,056	109,835	34,860	74,975

Net investment income	2,467	2,498	(31)	7,526	2,498	5,028

Net realized investment gains (losses)	(13)	(5)	(8)	631	(5)	636

Other income	475	357	118	1,385	357	1,028

Total revenues	41,845	37,710	4,135	119,377	37,710	81,667

Expenses:

Net losses and loss adjustment expenses	24,838	23,130	1,708	73,427	23,130	50,297

Underwriting, acquisition and insurance expenses	8,590	8,064	526	24,743	8,064	16,679

Total expenses	33,428	31,194	2,234	98,170	31,194	66,976

Income (loss) before income taxes	$8,417	$6,516	$1,901	$21,207	$6,516	$14,691

Premiums

         Gross premiums written for our Personal Lines segment increased by 23.9% or $8.8 million for the three months ended September 30, 2002 as compared to the same period in 2001. Our automobile coverages grew by $5.8 million to $36.7 million and our homeowner coverages grew $2.8 million to $8.5 million.

         The growth in our automobile coverages premiums is due to policyholder growth of approximately 5.0%, an increase in the value of autos being insured, and increased Michigan Catastrophic Claims Association (“MCCA”) assessments. MCCA assessments are statutory assessments required to be included in the rates charged to policyholders. Approximately 35% of the automobile coverage increase is due to higher MCCA assessments. Insured vehicles increased to 182,058 at September 30, 2002 from 173,406 at September 30, 2001.

         Our homeowner coverages increased due to rate increases that became effective on July 1, 2002 (22%) and on October 1, 2001 (12%), an increase in the value of homes insured, and growth in the number of policyholders. The number of insured homes increased 14.2% to 53,554 at September 30, 2002 from 46,893 at September 30, 2001.

         Gross written premiums increased by $92.6 million to $129.4 million for the nine month period ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase primarily reflects the inclusion of an additional six months of MEEMIC activity in 2002. Gross premiums written for the nine months ended September 30, 2002 include automobile coverages of $109.0 million and homeowners coverages of $19.7 million.

Losses

         Net loss reserves for the personal lines segment are $65.2 million at September 30, 2002 and $64.3 million at December 31, 2001.

         The net loss ratios (net losses and loss adjustment expenses divided by net earned premiums) for the three and the nine month periods ended September 30, 2002 are 63.8% and 66.9%, respectively. The net loss ratio for the three months ended September 30, 2001 is 66.4%. The decrease in the net loss ratio in 2002 was due to milder weather, and decreases in both the frequency and severity of auto liability claims combined with the effect of rate increases.

Net Investment Income and Net Realized Investment Gains and Losses

         Our personal lines investment portfolio is principally comprised of fixed maturities, equity securities, short-term investments and cash and cash equivalents. At September 30, 2002 and December 31, 2001 the fair value of this investment portfolio was $253.5 million and $220.4 million, respectively. At September 30, 2002 and December 31, 2001 the amortized cost of this portfolio was $244.4 million and $217.6 million, respectively.

         Most of the cash generated by operating and investing activities of the personal lines segment during the nine months ended September 30, 2002 has been invested in overnight cash securities in order to provide funds for the purchase of the minority interest in MEEMIC as discussed under “Liquidity and Capital Resources.” Cash and cash equivalents have increased by $18.8 million since December 31, 2001.

         Our net investment income is comprised of the earnings on the personal lines investment portfolio. There was no significant change in our net investment income between the three month periods ended September 30, 2002 and 2001. Gains in the size of the portfolio were offset by declines in market interest rates and the shift in the portfolio to cash and cash equivalents. The increase in net investment income for the nine months ended September 30, 2002 as compared to September 30, 2001 reflects the inclusion of an additional six months of activity in 2002.

         At September 30, 2002 our personal lines investment in fixed maturity investments, at fair value, was $195.9 million which represents 77.3% of the total investment portfolio, at fair value. The tax equivalent yield (tax adjusted gross earnings divided by the average quarterly ending fair value) of the personal lines segment fixed maturity investments for the three months ended September 30, 2002 was 5.83% as compared to 5.89 % for the three months ended September 30, 2001. The tax equivalent yield for the nine months ended September 30, 2002 was 5.99%.

         Net investment gains for the nine months ended September 30, 2002 includes a gain of $700,000 from the maturity in June 2002 of a California electric utility bond that was acquired in the consolidation at a fair value that was significantly below the par value of the security.

Underwriting, Acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. These expenses for the three months ended September 30, 2002 increased by approximately $500,000 as compared to the same period in 2001. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) is 22.1% as compared to 23.1% for the same periods. The improvement in the ratio primarily reflects increased efficiencies as costs increased at a slower pace than premiums.

         Underwriting, acquisition and insurance expenses for the nine months ended September 30, 2002 total $24.7 million as compared to $8.1 million for the nine months ended September 30, 2001. The increase is primarily due to the additional six months of activity in 2002. The 2002 underwriting expense ratio for the nine month period is 22.5%.

         No guaranty fund assessments were included in underwriting, acquisition and insurance expenses in 2002 or in 2001.

Additional Information

         MEEMIC Insurance Company is a wholly owned subsidiary of MEEMIC Holdings, Inc. MEEMIC Holdings, Inc. is publicly traded on the NASDAQ National Market (symbol “MEMH”). For additional information about MEEMIC Holdings, Inc. and comparative analysis to periods prior to the consolidation, see the MEEMIC Holdings, Inc. September 30, 2002 quarterly report on Form 10-Q filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.

         The term market risk refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates.

         All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale.

         As of September 30, 2002, our fair value investment in fixed income securities was $1,456 million. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

Interest Rate Risk

         Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. We believe we are in a position to keep our fixed income investments until maturity as we do not invest in fixed maturity securities for trading purposes.

	Portfolio	Change in	Modified
Interest	Value	Value	Duration
Rates	$ Millions	$ Millions	Years

200 basis point rise	$1,337	$(119)	4.50

100 basis point rise	1,398	(58)	4.30

Current rate*	1,456	—	3.90

100 basis point decline	1,510	54	3.76

200 basis point decline	1,564	108	3.84

*Current rates are as of September 30, 2002.

         At September 30, 2002, the fair value of our investment in preferred stocks was $52.6 million, including net unrealized gains of $3.0 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

         Certain shortcomings are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and changing individual issuer credit spreads.

Credit Risk

         We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

         As of September 30, 2002, 99.3% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk

         At September 30, 2002 the fair value of our investment in common stocks, excluding preferred stocks as discussed in the preceding paragraphs, was $48.2 million, which included net unrealized losses of $3.8 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of September 30, 2002 would increase the fair value of these securities to $53.1 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $43.4 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         ProAssurance’s cash and short-term investment portfolio at September 30, 2002 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         See Note 10 to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.24	Agreement and Plan of Merger, dated July 9, 2002 (as amended as of September 18, 2002) (included as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 16, 2002 and incorporated herein by reference.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On October 11, 2002, the Company filed a Current Report on Form 8-K, furnishing information under Item 5. This report did not include financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION

November 12, 2002	By:	/s/ Howard H. Friedman

Howard H. Friedman, Chief Financial Officer (Duly authorized officer and principal financial officer)

CERTIFICATIONS

I, A. Derrill Crowe, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of ProAssurance Corporation;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ A. Derrill Crowe, M.D.

A. Derrill Crowe, M.D. Chief Executive Officer

I, Howard H. Friedman, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of ProAssurance Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materials weaknesses.

Date: November 12, 2002

/s/ Howard H. Friedman

Howard H. Friedman Chief Financial Officer