Form 10-K
period 2002-12-31
PROASSURANCE CORP
filed 2003-03-28
CIK 1127703

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2002, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to _________.
Commission file number: 001-16533

                            ProAssurance Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        63-1261433
---------------------------                 -----------------------------------
(State of incorporation                     (I.R.S. Employer Identification No.)
 or organization)

           100 Brookwood Place, Birmingham, AL                  35209
           ----------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                 (205) 877-4400
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
      Title of Each Class                                  On Which Registered
      -------------------                               -----------------------

Common Stock, par value $0.01 per share                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                            None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 19, 2003 was $672,619,509.

As of March 19, 2003, the registrant had outstanding approximately 28,880,185 shares of its common stock.


                                          Exhibit Index at page 104
                                          Page 1 of 106 pages

Documents incorporated by reference in this Form 10-K:

         (i) The definitive proxy statement for the 2003 Annual Meeting of the Stockholders of ProAssurance Corporation (Commission File No. 001-16533) is incorporated by reference into Part III of this report.

         (ii) The Registration Statement on Form S-4 with respect to the Common Stock of ProAssurance Corporation (Commission File No. 333-49378) is incorporated by reference into Part IV of this report.

         (iii) The ProAssurance Corporation Form 8-K/A for event occurring May 10, 2001 (Commission File No. 001-12129) is incorporated by reference into Part IV of this report.

         (iv) Registration Statement on Form S-4 with respect to the Common Stock of MAIC Holdings, Inc. (Commission File No. 33-91508) is incorporated by reference into Part IV of this report.

         (v) The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated by reference into Part IV of this report.

         (vi) The Registration Statement on Form S-4 with respect to the Common Stock of Professionals Group, Inc. (Commission File No. 333-3138) is incorporated by reference into Part IV of this report.

         (vii) The Registration Statement on Form S-4 with respect to the Common Stock of MEEMIC Holdings, Inc. (Commission File No. 333-66671) is incorporated by reference into Part IV of this report.

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

         (x) The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

         (xi) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

         (xii) The Registration Statement on Form S-3 with respect to the Common Stock of ProAssurance Corporation (Commission File No. 333-100526) is incorporated by reference into Part IV of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a holding company for specialty property and casualty insurance companies focused on the professional liability and the personal lines insurance markets. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209. Our telephone number is (205) 877-4400 and our website is www.ProAssurance.com. Our stock trades on the New York Stock Exchange under the symbol "PRA."

         We have a regional orientation, applying a focused underwriting strategy to local markets where we have built a strong reputation among our customers and producers. Our professional liability business is concentrated in the southeast and midwest and serves physicians, dentists, other healthcare providers and healthcare facilities. We believe we are the third largest active writer of medical professional liability insurance in the United States. Our personal lines segment is solely in Michigan, focusing on educators and their families. We believe we are the tenth largest writer of personal automobile insurance in Michigan.

         By concentrating on specialty markets where customers have specialized needs, we seek to provide value added solutions through our underwriting expertise and our emphasis on strong customer service. Our regional presence allows us to maintain active relationships with our customers and be more responsive to their needs. We seek to maintain a strong financial position to protect our customers. We believe these factors have allowed us to establish a leading position in our markets, enabling us to compete on a basis other than just price.

         For the year ended December 31, 2002, we generated $636.2 million of gross premiums written, $477.4 million of net premiums earned and $555.8 million of total revenues. As of December 31, 2002, we had cash and invested assets of $1.8 billion, total assets of $2.6 billion and stockholders' equity of $505.2 million. At December 31, 2002 our cash and invested assets totaled $63.12 per outstanding share.

CORPORATE ORGANIZATION AND HISTORY

         We were incorporated in Delaware to serve as the holding company for Medical Assurance in connection with its acquisition of Professionals Group in June 2001. Our principal operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, Medical Assurance of West Virginia, Inc., Red Mountain Casualty Insurance Company, Inc., and MEEMIC Insurance Company. Our financial statements and other financial information include Professionals Group only from the date of acquisition in compliance with purchase accounting rules.

         We are the successor to 11 insurance organizations. Our predecessor company, Medical Assurance, was founded by physicians as a mutual company in Alabama and began in 1977. We demutualized and became a public company in 1991. Medical Assurance expanded through internal growth and the acquisition of professional liability insurance companies with strong regional identities in West Virginia, Indiana and Missouri, along with books of business in Ohio and Missouri.

         Professionals Group traces its roots to the Brown-McNeeley Fund, which was founded by the State of Michigan in 1975 to provide medical professional liability insurance to physicians. Physicians Insurance Company of Michigan, which ultimately became ProNational, was founded in 1980 to assume the business of the Fund. That company also expanded through internal growth and the acquisition of books of business in Illinois and Indiana and the acquisition of a professional liability insurer in Florida.

         MEEMIC Insurance was founded as a mutual company by Michigan teachers and has provided personal lines insurance to the education community in that state since 1950. Professionals Group became affiliated with MEEMIC in 1997 and acquired majority ownership of MEEMIC Holdings, Inc. (MEEMIC Holdings) in 1999.

         In each acquisition we retained key personnel, allowing us to maintain a local presence and preserve important institutional knowledge in claims management and underwriting. Our successful integration of each organization demonstrates our ability to grow effectively through acquisitions.

SEGMENT OVERVIEW

         We conduct our business through two operating segments, each of which maintains a strong position in its local markets:

         - Our professional liability segment, which represents our commercial lines business, primarily focuses on providing medical professional liability insurance. We provide protection against claims arising out of the death, injury or disablement of a person resulting from a negligent deviation from the standard of care by physicians and other healthcare professionals.

         - Our personal lines segment offers personal automobile, and to a lesser extent, homeowners, boat and umbrella insurance primarily to teachers, administrators, professors and other members of the educational community and their families in Michigan. Personal lines insurance provides policyholders with protection against claims resulting from bodily injury and property damage liability and physical damage to property.

         The following table illustrates our gross premiums written for our two primary segments for each of the periods indicated:

                                                              Year Ended December 31
                                        2002                           2001                           2000
                              ----------------------         ----------------------         ----------------------
                                  $              %               $              %               $              %
                              ---------        -----         ---------        -----         ---------        -----
Professional liability        $ 461,715           73%        $ 315,698           81%        $ 223,871          100%
Personal lines                  174,441           27%           73,285           19%               --           --
                              ---------        -----         ---------        -----         ---------        -----
Total                         $ 636,156          100%        $ 388,983          100%        $ 223,871          100%
                              =========        =====         =========        =====         =========        =====

Professional Liability Segment:

         In our professional liability segment, our top five states represented 73% of gross premiums written for the year ended December 31, 2002. The following table displays the distribution of our gross premiums written in states that represent 6% or more of our business in the professional liability segment.

                                                  Year Ended December 31
                                2002                       2001                      2000
                        ------------------         ------------------         ------------------
                           $            %             $            %             $            %
                        -------        ---         -------        ---         -------        ---
Ohio                     91,571         20%         51,520         16%         30,357         14%
Alabama                  83,818         18%         74,917         24%         66,123         30%
Florida                  71,366         15%         29,519          9%          7,636          3%
Michigan                 52,203         11%         22,404          7%             --         --
Indiana                  41,925          9%         25,130          8%         13,667          6%
All other states        120,832         27%        112,208         36%        106,088         47%
                        -------        ---         -------        ---         -------        ---
Total                   461,715        100%        315,698        100%        223,871        100%
                        =======        ===         =======        ===         =======        ===

         For the year ended December 31, 2002, our professional liability segment produced a combined ratio of 125%. The combined ratio is the sum of the underwriting expense ratio (the ratio of underwriting expenses to earned premiums) and net loss ratio (the ratio of losses and loss adjustment expenses to earned premiums).

         A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. However, if investment income is considered, companies writing professional liability insurance may be profitable with combined ratios above 100%. This is due to the "long tail" nature of this line of business.

         The term "long-tail" refers to the long period of time between collecting the premium for insuring a risk and the ultimate payment of losses, often exceeding five years. This "long tail" allows us to invest the premiums we collect until we pay losses, which results in a higher level of invested assets and investment income as compared to other lines of property and casualty business.

         The combined ratio may not always be indicative of our ultimate results because of the "long tail" nature of the professional liability business.
We also measure our results by calculating our operating ratio, which is the combined ratio offset by the benefit of investment income generated from our cash and invested assets, also expressed as a percentage of net premiums earned. For the year ended December 31, 2002 our professional liability segment produced an operating ratio of 104%. A ratio below 100% indicates profitability.

Personal Lines Segment:

         Business in our personal lines segment is currently confined to Michigan. The following table displays gross premiums written in this segment.

                                                      Years Ended December 31
                                   2002                        2001                       2000
                           -------------------          -------------------         ----------------
                              $             %              $             %            $          %
                           --------        ---          --------        ---         -----      -----
Personal lines              174,441        100%           73,285        100%            -         --
                           --------        ---          --------        ---         -----      -----
Total                      $174,441        100%         $ 73,285        100%        $  --         --
                           ========        ===          ========        ===         =====      =====

         Personal lines insurance is generally referred to as "short tail", due to shorter time periods between insuring the risk and the ultimate payment of claims. As a result, there is less time to invest premiums collected, which makes it necessary to achieve an underwriting profit in order to generate a satisfactory return on equity. For the year ended December 31, 2002, MEEMIC reported a combined ratio of 88%.

RECENT EVENTS

Purchase of Minority Shares of MEEMIC:

         On January 29, 2003 MEEMIC Holdings, the parent company of MEEMIC Insurance Company, purchased all of the issued and outstanding shares of its common stock, other than those held by ProAssurance's subsidiary, ProNational Insurance Company (ProNational). MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire all of the 1,062,298 shares of its common stock not owned by ProNational, to pay for outstanding options for 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources.

         As a result of the transaction, MEEMIC Holdings was delisted from the NASDAQ stock market, and MEEMIC Insurance Company became a wholly-owned subsidiary of ProNational.

Follow-On Public Offering:

         In the fourth quarter of 2002 ProAssurance sold 3,025,000 shares of common stock at a price of $16.55 per share in an underwritten public offering. ProAssurance received net proceeds from the offering in the amount of approximately $46.5 million. ProAssurance is using the proceeds from the offering to support the growth of the professional liability insurance business and for general corporate purposes.

MANAGEMENT

         Our senior management team is led by A. Derrill Crowe, M.D., our Chairman and Chief Executive Officer, and Victor T. Adamo, Esq., our President and Chief Operating Officer. Dr. Crowe has acted as the Chief Executive Officer of Medical Assurance since its founding in 1977. He has applied a hands-on management style in developing our underwriting and claims strategies and was instrumental in establishing us as a leading professional liability specialist. Mr. Adamo has held various positions with Professionals Group since 1985, becoming its CEO in 1987 and being named President in 1989. He is largely responsible for building Professionals Group into a successful regional professional liability company.

         Dr. Crowe practiced medicine as his principal occupation for more than 25 years and Mr. Adamo was in the private practice of law for 10 years, providing them with knowledge of medical and legal issues that are critical to our insurance operations. We also have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. In total, our senior management team has average experience in the insurance industry of 22 years.

CORPORATE STRATEGY

         Our objective is to build value for our stockholders through superior underwriting of classes of business in which we have a comprehensive understanding and which offer us the opportunity to generate competitive returns on capital. We target a return on equity of 12% to 14% over the long term. Over the five years ending December 31, 2002, however, we achieved an average return on equity of 8.3%, with a high of 15.0% in 1998 and a low of 2.1% in 2002. The major elements of our strategy are:

Adhere to a Strict Underwriting Philosophy:

         We emphasize disciplined underwriting and do not manage our business to achieve a certain level of premium growth or market share. In our professional liability business, we apply our local knowledge to individual risk selection, and determine the appropriate price based on our assessment of the specific characteristics of each risk. In our personal lines business, we target the educational community, which we believe provides a preferred, stable and predictable group of risks.

Aggressively Manage Policyholder Claims:

         In addition to prudent risk selection, we seek to control our underwriting results through effective claims management. We investigate each professional liability claim and have fostered a strong culture of aggressively defending those claims that we believe have no merit. We manage these claims at the local level, tailoring claims handling to the legal climate of each state, which we believe differentiates us from national writers. In our personal lines business, we seek to quickly and efficiently settle claims through an established network of auto repair shops and other repair facilities, focusing on minimizing the cost of handling each claim.

Operate Through Regional Offices in Local Markets:

         By concentrating on specialty markets where customers have specialized needs, we seek to provide value added solutions through our underwriting expertise and our emphasis on strong customer service. Through our regional underwriting and claims office structure, we are able to gain a strong understanding of local market conditions and efficiently adapt our underwriting and claims strategies to regional conditions. Our regional presence also allows us to maintain active relationships with our customers and be more responsive to their needs. We believe these factors have allowed us to establish a leading position in our markets, enabling us to compete on a basis other than just price.

Expand Our Position in Regional Markets:

         Our goal is to build upon our position as a leading writer of professional liability and personal lines insurance and expand within a defined geographic area, while maintaining our commitment to disciplined underwriting and aggressive claims management. We believe we are the third largest active medical liability insurance writer in the nation, and we believe we are the largest medical liability writer in our states of operation. The withdrawal and reduced capacity of several competitors in the medical professional liability market has provided new business opportunities. We believe that our strong reputation in our regional markets, combined with our financial strength, strong customer service and proven ability to manage claims, should enable us to profitably expand our position in select states. In our personal lines business, we estimate that we currently insure approximately 23% of educational professionals in Michigan. We expect to increase our penetration of the educational community by appointing additional agents and broadening our existing relationships with educational institutions and their employees.

Pursue Consolidating Acquisitions:

         We have successfully acquired and integrated companies and books of business in the past and believe our financial size and strength make us an attractive acquirer. We continually evaluate opportunities to acquire professional liability companies or books of business that leverage our core underwriting and claims expertise.

Maintain Our Financial Strength and Security:

         We have sustained our financial stability during difficult market conditions through responsible pricing and loss reserving practices. We are committed to maintaining prudent operating and financial leverage and conservatively investing our assets. We recognize the importance of our "A-" (Excellent) A.M. Best rating to our customers and producers and intend to manage our business to protect our financial security.

PRODUCTS AND SERVICES

Professional Liability Segment:

         We offer professional liability insurance for providers of medical and other healthcare services. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups as well as several hospitals. We also offer professional liability insurance for providers of legal services, and we offer professional office package and workers' compensation insurance products, primarily in connection with our professional liability products. We believe our size, financial strength and flexibility of distribution differentiates us from our competitors. The following table illustrates the distribution of our gross premiums written of our professional liability segment by type of coverage for the periods indicated.

                                                                        Years ended December 31
                                                     2002                          2001                           2000
                                            ---------------------         ---------------------         ---------------------
                                                $             %               $             %               $              %
                                            ---------        ----         ---------        ----         ---------        ----
Professional Liability--
Physicians & Dentists                       $ 410,560          89%        $ 228,139          72%        $ 161,113          72%
Professional Liability--Other (1)              37,576           8%           39,080          12%           18,175           8%
                                            ---------        ----         ---------        ----         ---------        ----
Total Medical Professional Liability          448,136          97%          267,219          84%          179,288          80%
Professional Liability--Legal                   5,968           1%            2,134           1%               --          --
Other Commercial Lines (2)                      7,611           2%           46,345          15%           44,583          20%
                                            ---------        ----         ---------        ----         ---------        ----
Total Commercial Liability                     13,579           3%           48,479          16%           44,583          20%
                                            ---------        ----         ---------        ----         ---------        ----
Professional Liability total                $ 461,715         100%        $ 315,698         100%        $ 223,871         100%
                                            =========        ====         =========        ====         =========        ====

(1) Primarily includes miscellaneous healthcare providers, hospitals and other health care facilities.
(2) Primarily includes workers' compensation and commercial multi-peril coverages.

         There are two predominant types of professional liability insurance policies, occurrence and claims-made. Occurrence coverage provides permanent insurance protection against claims arising from incidents that occur during the policy period, regardless of when these claims may be reported. Due to the long-tail nature of our business, it may be many years before we become aware of claims under occurrence policies. Claims-made coverage provides protection against only those claims reported during the policy period, resulting from incidents that occurred while continuously insured on a claims-made basis. Therefore, most claims are known, although not resolved, at the end of the policy period. This allows us to estimate our loss reserves for claims-made coverage with more certainty. The basic claims-made policy does not provide protection against claims which are reported after the policy period ends; the insured must either continue to renew the claims-made policy or purchase extended reporting coverage in order to have permanent protection. In the event of death, disability or qualified retirement, most insureds receive extended reporting coverage as part of the policy terms. Approximately 86% of our direct premiums written for the year ended December 31, 2002 were for claims-made policies.

         We previously offered accident and health and workers' compensation insurance and reinsurance through various programs to entities and individuals other than healthcare providers. We ceased our marketing of these programs in order to focus on our core professional liability products. We began terminating these programs in 2000 and substantially completed our withdrawal from this business in 2002.

         In October 2002, we started offering professional liability insurance to medical and other healthcare professionals who generally do not qualify for standard coverage because of their claim history or other factors. We write this business on an excess and surplus lines basis, which provides us with greater flexibility in establishing prices and terms of coverage. While we do not expect this class of insured to become a major portion of our business, we believe this provides profitable opportunities to expand our business. In 2002 this line of business produced $3.0 million in premiums. This business is written primarily through our subsidiary Red Mountain Casualty Insurance Company, Inc.

Personal Lines Segment:

         Our personal lines business is written through our subsidiary, MEEMIC, which primarily serves educational employees and their families in Michigan. Private passenger automobile insurance is our primary line of business. To provide for the other insurance needs of our auto customers, we also offer homeowners, boat and umbrella policies. The following table illustrates our gross premiums written for each of our personal lines classes of business for each of the periods indicated.

                                           Years Ended December 31
                                    2002                        2001 (1)
                           ---------------------         ---------------------
                               $             %               $              %
                           ---------        ----         ---------        ----
Personal Automobile        $ 147,168          84%        $  62,422          85%
Homeowners                    26,600          16%           10,637          15%
Boat (2)                         497           *               163           *
Umbrella (2)                     176           *                63           *
                           ---------        ----         ---------        ----
Total                      $ 174,441         100%        $  73,285         100%
                           =========        ====         =========        ====

(1) The year ended December 31, 2001 includes gross premiums written since June 27, 2001, the date of consolidation of Professionals Group and Medical Assurance.
(2)      Less than 1%

MARKETING

Professional Liability Segment:

         We primarily write insurance in the southeast and midwest and are licensed to do business in every state but Connecticut, Maine, New Hampshire, New York and Vermont. Based on gross premiums written in 2002, Ohio, Alabama, Florida, Michigan, and Indiana represented our five largest states.

         We utilize direct marketing and independent agents to write business. In Alabama, we rely solely on direct marketing, and in Florida and Missouri, direct marketing accounts for a majority of our business. We use independent agents to market our professional liability insurance products in other markets. For the year ended December 31, 2002, we estimate that approximately 60% of our gross professional liability premiums written were produced through independent insurance agencies. These local agencies usually have one to three producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance product. No single agent or agency accounts for more than 10% of our total direct premiums written.

         We focus our marketing efforts on sole practitioners and small groups of physicians. We generally do not target large groups or facilities because of the difficulty in underwriting the individual risks and because their purchasing decision is usually based primarily on price. Our marketing efforts differentiate our professional liability insurance products by emphasizing claims service and the other services and communications we provide to our customers including:

         - the sponsorship of risk management education seminars as an accredited provider of continuing medical education.

         - risk management consultation, loss prevention seminars and other educational programs;

         - legislative oversight and active support of opposition to proposed legislation relating to liability issues affecting the healthcare industry;

         - the preparation and dissemination of newsletters and other printed material with information of interest to the healthcare industry; and

         - endorsements by, and attendance at meetings of, the state and local medical societies and related organizations.

         These communications and services have helped us gain exposure among potential insureds and demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds.

Personal Lines Segment:

         We market our personal lines insurance products, personal automobile, homeowners, boat and umbrella policies, to members of the educational community and their families in Michigan. Our policies are sold through our exclusive agents who are typically current or former teachers, school administrators or other education professionals. We currently are licensed in Minnesota, Michigan, and Ohio, but write insurance only in Michigan.

         Our sales representatives also have access to other insurance products underwritten by other carriers in Michigan who pay us commissions for such sales. In general, these carriers offer products that we do not currently offer, or insure a class of business that does not meet our underwriting guidelines. By offering complementary insurance products, our sales representatives provide our customers with the convenience of being able to purchase a full range of insurance products through a single agent, thus allowing our representatives to compete with independent agents. We benefit by having potential customers for products we may offer in the future.

         We conduct quarterly meetings with our sales representatives, establish benchmarks and goals, and conduct technical training and sponsor continuing education programs. Our representatives provide us with important information about market conditions and feedback from our customers regarding their insurance requirements and our level of service provided. This information is used to develop new products and new product features. We recruit and train new sales representatives to work in under-represented areas of the state. Sales representatives are paid a fixed commission with some opportunity for contingent bonuses, based upon the representative's production and loss ratios.

         For the year ended December 31, 2002, one sales representative accounted for approximately 5% of our direct premiums written within our personal lines segment. No other sales representative accounted for more than 4% of our direct premiums written in 2002. The top 10 sales representatives accounted for approximately 35% of our direct premiums written in 2002.

         We provide personal computer software that allows sales representatives to quote rates for auto, homeowners and boat insurance. In addition, we have a web site on the internet for the public that is periodically updated with pertinent information on MEEMIC, its products, and how to locate a sales representative.

UNDERWRITING

Professional Liability Segment:

         Because we focus our primary efforts on sole practitioners and small groups, our underwriting process is driven by individual risk selection rather than by account, and our pricing decisions are focused on achieving rate adequacy. We assess the quality and pricing of the risk, primarily emphasizing loss history, practice specialty and location of practice in making our underwriting decision. Our underwriters work closely with our local claims departments. This includes consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.

         Our underwriting focuses on knowledge of local market conditions and legal environment. Through our five local underwriting offices located in Alabama, Florida, Indiana, Missouri and Michigan, we have established a local presence within our targeted markets to obtain better information more quickly. These offices are staffed by underwriting professionals who report to the branch vice presidents of their respective local office. The underwriting offices each report to a regional vice president who is ultimately responsible for the pricing and underwriting decisions in their region.

         Our underwriting department establishes guidelines to classify risks by practice specialty and by location. Our underwriters work with our field marketing force to identify business that meets these established underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, our underwriters may also consult with internal actuaries regarding loss trends and pricing and utilize loss-rating models to assess the projected underwriting results of certain insured risks. Our agents are permitted to bind professional liability coverage within our underwriting guidelines, but binding authority is exercised only after authorization from our underwriting staff.

         Our underwriters are also assisted by our local medical advisory committees that we have established in our key states. These committees are comprised of local physicians, dentists and representatives of hospitals and healthcare entities and help us maintain close ties to the medical communities in these states, provide information on the practice of medicine in each state and provide guidance on critical underwriting and claims issues.

Personal Lines Segment:

         We rely to a significant degree on information provided by our sales representatives in underwriting risks. The majority of our sales representatives are, or were, teachers. This enhances the sales representatives' ability to act as field underwriters since they have a general understanding of lifestyles and insurance needs within the educational community to effectively pre-screen applicants. We believe that the educational community in Michigan provides better than average risk-selection, which contributes to our historically profitable underwriting results.

         Our underwriters then evaluate and accept applications for insurance submitted by the sales representatives based on consistently applied underwriting guidelines. Our processing system allows for some modification of these guidelines by individual underwriters, and underwriting supervisors regularly audit their work and ensure these exceptions fall within acceptable limits. Our underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions related to cancellation and non-renewal.

CLAIMS MANAGEMENT

Professional Liability Segment:

         We have claims offices throughout the states in which we write business in order to provide localized and timely attention to claims. Our claims department investigates the circumstances surrounding a medical incident from which a covered claim arises against an insured. Upon investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable settlement or aggressively defend the claim. If the claim is defended, our claims department manages the case, including selecting defense attorneys who specialize in medical liability cases, planning the defense and obtaining medical and/or other professional experts to assist in the analysis and defense of the claim.

         Our claims department establishes the appropriate case reserves for each claim and monitors the level of each case reserve as circumstances require.

         The department also decides when and if to settle all but the most significant claims, which are currently reviewed by an internal committee made up of our Chairman and Chief Executive Officer, our Senior Vice President - Claims, and our outside legal counsel. In each of the states in which we operate, we meet regularly with our local medical advisory committees to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.

         We aggressively defend claims against our insureds that we believe have no merit or those we believe cannot be reasonably settled. As a result of this policy, many of our claims are litigated, and we engage experienced trial attorneys in each venue to handle the litigation in defense of our policyholders.

         Our aggressive claims management approach generally results in increased loss adjustment expenses compared to those of other property and casualty lines or other companies specializing in professional liability insurance. However, we believe that our approach contributes to lower overall loss costs and results in greater customer loyalty. The success of this claims philosophy is based on our ability to develop relationships with attorneys who have significant experience in the defense of professional liability claims and who are able to defend claims in an aggressive, cost-efficient manner.

Personal Lines Segment:

         In responding to claims, we emphasize timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. We have a year-round, 24-hour claim reporting telephone service for insureds and third-party claimants. This reporting methodology enables us to more quickly complete initial claim handling and ultimately reduce indemnity payments such as rental and storage.

         Our claims operation is centralized in Auburn Hills, Michigan, but we also employ resident adjusters located in cities throughout Michigan. These employee adjusters settle a majority of our claims, and independent multi-line adjusters are used on a contract basis when claim volume rises. We have also established a network of auto repair shops and other repair facilities that provide damage appraisals and repairs according to established company guidelines. An inspection audit program ensures that repairs are completed timely, economically and to the satisfaction of the customer.

         Audits of liability claim files are conducted regularly by claims department managers and reinsurers. We decide which claims we seek to settle and which claims we defend. We believe that less than 1% of all claims result in litigation.

         Our claims department actively monitors all litigation including selecting defense attorneys who specialize in insurance defense cases, planning the defense, and obtaining professional experts to assist in the analysis and defense of the claim. The department establishes the appropriate case reserves for each claim and monitors the level of each case reserve as circumstances require.

LOSS RESERVES

         We establish our reserves based on our estimates of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. Losses and loss adjustment expenses (LAE) reserves are determined on the basis of individual claims and actuarially determined estimates of future losses based on our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends, judicial trends, legislative changes and settlement patterns.

         Many of these items are not definitively quantifiable. Additionally, there may be significant reporting lags between the occurrence of an insurable event and the time it is reported to us. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. The reserves for losses and LAE of each of our insurance subsidiaries are reviewed by its independent actuaries for each year. The independent actuaries prepare reports that include recommendations as to the level of reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserves for losses and LAE. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary's certification as to its reserves in accordance with the requirements of the National Association of Insurance Commissioners (the "NAIC").

         We believe the methods we use to establish our reserves for losses and LAE are reasonable and appropriate. However, estimating reserves, especially professional liability reserves, is a complex process heavily dependent on judgment. We believe that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate and reasonable basis for evaluating the adequacy of our loss reserves. There is no precise method for evaluating the adequacy of reserves and changes are made to the amount of the reserves as estimates change based on current information. Changes in the amount of reserves for losses and LAE are reflected in current earnings. Because of the size of our reserves, a small percentage change in the amount of the reserves can have a material effect on our results of operations for the period in which the change is made.

         We believe we do not have any exposure to asbestos claims that are currently prevalent in the insurance industry. Although our policies do not contain specific terrorism exclusions we do not believe we have a material exposure to terrorism losses.

CLAIMS RECONCILIATION

         The following table reconciles beginning and ending reserves for losses and LAE as shown in our consolidated financial statements for the years indicated. As of December 31, 2002, our insurance subsidiaries had consolidated reserves for losses and LAE on a GAAP basis that exceeded those on a statutory basis by approximately $19.5 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements ("tail" coverage) issued without a premium charge upon death, disability, or retirement of an insured.

                                                                2002               2001               2000
                                                            -----------         -----------         ---------
Balance, beginning of year                                  $ 1,442,341         $   659,659         $ 665,786
Less reinsurance recoverables                                   374,056             166,202           179,507
                                                            -----------         -----------         ---------
Net balance, beginning of year                                1,068,285             493,457           486,279

Net reserves acquired from Professionals Group                       --             557,284                --

Incurred related to:
  Current year                                                  439,600             303,387           178,210
  Prior years                                                     8,429              13,818           (12,500)
  Change in death, disability and retirement reserve                 --             (18,647)          (10,000)
                                                            -----------         -----------         ---------
Total incurred                                                  448,029             298,558           155,710

Paid related to:
  Current year                                                  (84,376)           (137,121)          (14,909)
  Prior years                                                  (271,482)           (143,893)         (133,623)
                                                            -----------         -----------         ---------
Total paid                                                     (355,858)           (281,014)         (148,532)
                                                            -----------         -----------         ---------
Net balance, end of year                                      1,160,456           1,068,285           493,457
Plus reinsurance recoverables                                   462,012             374,056           166,202
                                                            -----------         -----------         ---------
Balance, end of year                                        $ 1,622,468         $ 1,442,341         $ 659,659
                                                            ===========         ===========         =========

LOSS RESERVE DEVELOPMENT TABLE

         The Loss Reserve Development Table includes information regarding the development of our reserves for the liability of unpaid losses and LAE for the years ended December 31, 1992 through 2002. The table includes losses and LAE on both a direct and an assumed basis and is net of reinsurance recoverables. The following definitions may be helpful in understanding the Loss Reserve Development Table:

         - The line entitled "Losses and LAE Reserves, undiscounted and net of reinsurance recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the Balance Sheet Reserves).

         - The section entitled "Cumulative net paid, as of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

         - The section entitled "Re-estimated net liability as of" reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

         - The line entitled "Net cumulative redundancy, (deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

         The gross liability for losses and LAE before reinsurance, as shown on the balance sheet, and the reconciliation of that gross liability to amounts net of reinsurance are reflected below the table. We do not discount our reserves to present value.

         Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The table presents the development of our balance sheet reserves; it does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

         In each year reflected in the table, we have utilized actuarial methodologies, including incurred loss development, paid loss development and frequency-severity projections, to estimate reserves. These techniques are applied to the data and the resulting projections are evaluated by management to establish the estimate of reserves.

                ANALYSIS OF LOSSES AND LOSS RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                               December 31,
                              1992 (a)      1993 (a)      1994 (a)      1995 (a)      1996 (a)      1997 (a)
                              --------      --------      --------      --------      --------      --------
Losses and LAE Reserves,
undiscounted and net of
reinsurance recoverables      $252,739      $272,392      $295,541      $352,521      $440,040      $464,122

Cumulative net paid
as of:

One Year Later                  19,752        21,296        24,102        27,532        48,390        67,383
Two Years Later                 36,185        40,988        42,115        58,769        98,864       128,758
Three Years Later               52,550        53,186        58,793        80,061       136,992       194,139
Four Years Later                58,526        61,153        65,520       107,005       173,352       227,597
Five Years Later                63,325        66,419        76,291       120,592       191,974       252,015
Six Years Later                 68,021        73,308        81,722       129,043       204,013
Seven Years Later               71,466        76,716        82,605       135,620
Eight Years Later               72,352        76,821        84,649
Nine Years Later                72,305        77,713
Ten Years Later                 73,149

Re Estimated Net Liability As Of:

End of Year                   $252,739      $272,392      $295,541      $352,521      $440,040      $464,122
One Year Later                 241,655       251,445       268,154       325,212       393,363       416,814
Two Years Later                221,236       220,385       239,243       280,518       347,258       364,196
Three Years Later              190,744       194,213       200,311       237,280       294,675       333,530
Four Years Later               167,062       159,096       157,836       190,110       264,714       323,202
Five Years Later               136,996       126,379       122,570       173,148       259,195       320,888
Six Years Later                108,862       106,403       105,779       168,828       248,698
Seven Years Later               94,908        92,954        99,787       160,784
Eight Years Later               84,719        88,828        94,192
Nine Years Later                79,788        83,251
Ten Years Later                 76,086

Net cumulative redundancy
(deficiency)                   176,653       189,141       201,349       191,737       191,342       143,234
                              ========      ========      ========      ========      ========      ========

Original gross liability - end of year       311,394       355,735       432,937       548,732       614,720
Less: reinsurance recoverables               (39,002)      (60,194)      (80,416)     (108,692)     (150,598)
                                            --------      --------      --------      --------      --------
Original net liability - end of year         272,392       295,541       352,521       440,040       464,122
                                            ========      ========      ========      ========      ========

Gross re-estimated liability - latest         92,070       124,809       188,809       299,934       418,566
Re-estimated reinsurance recoverables         (8,819)      (30,617)      (28,025)      (51,236)      (97,678)
                                            --------      --------      --------      --------      --------
Net re-estimated liability - latest           83,251        94,192       160,784       248,698       320,888
                                            ========      ========      ========      ========      ========

Gross cumulative redundancy
(deficiency)                                 219,324       230,926       244,128       248,798       196,154
                                            ========      ========      ========      ========      ========

                                                                          December 31,
                                           1998 (a)      1999 (a)         2000 (a)         2001 (b)         2002 (b)
                                           --------      ---------       ---------       -----------       ----------
Losses and LAE Reserves,
undiscounted and net of
reinsurance recoverables                   $480,741      $ 486,279       $ 493,457       $ 1,068,285       $1,160,456

Cumulative net paid
as of:

One Year Later                               89,864        133,832         143,892           271,482
Two Years Later                             192,716        239,872         251,855
Three Years Later                           257,913        313,993
Four Years Later                            308,531
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Re Estimated Net
Liability As Of:

End of Year                                $480,741      $ 486,279       $ 493,457       $ 1,068,285
One Year Later                              427,095        463,779         507,275         1,076,714
Two Years Later                             398,308        469,934         529,698
Three Years Later                           400,333        488,426
Four Years Later                            414,008
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Net cumulative redundancy
(deficiency)                                 66,733         (2,147)        (36,241)           (8,429)
                                           ========      =========       =========       ===========

Original gross liability - end of year      660,631        665,786         659,659         1,442,341
Less: reinsurance recoverables             (179,890)      (179,507)       (166,202)         (374,056)
                                           --------      ---------       ---------       -----------
Original net liability - end of year        480,741        486,279         493,457         1,068,285
                                           ========      =========       =========       ===========

Gross re-estimated liability - latest       547,964        624,886         666,822         1,464,052
Re-estimated reinsurance recoverables      (133,956)      (136,460)       (137,124)         (387,338)
                                           --------      ---------       ---------       -----------
Net re-estimated liability - latest         414,008        488,426         529,698         1,076,714
                                           ========      =========       =========       ===========
Gross cumulative redundancy
(deficiency)                                112,667         40,900          (7,163)          (21,711)
                                           ========      =========       =========       ===========



(a) Reflects reserves of Medical Assurance excluding Professionals Group reserves, which were acquired on June 27, 2001. Accordingly, the gross and net reserve development (reserves recorded at the end of the year, as originally estimated, less reserves re-estimated as of subsequent years) relates only to the operations of Medical Assurance and does not include Professionals Group.

(b)      Reflects combined reserves of Medical Assurance and Professionals
         Group.

         Losses and LAE reserves associated with medical professional liability coverage tend to be higher than those associated with most other types of property and casualty insurance for two primary reasons. First, overall costs of providing professional liability insurance coverage historically have been among the highest of the property and casualty insurance lines. These costs can be attributed principally to increases in both the frequency and severity of professional liability claims. Second, the complexity of professional liability claims increases LAE. In addition, delays between the collection of premiums and the payment of losses are generally longer for professional liability insurance than other property and casualty lines. Frequently, injuries are not discovered until years after an incident, or the claimant may delay pursuing the recovery of damages. As a result of the delay, a component of the loss reserves for occurrence coverage and "tail" coverage includes an estimate of the claims that have been incurred but not yet reported (IBNR).

         Medical professional liability loss experience is volatile and cyclical. Over the past twenty-five years, the industry has experienced several periods of increasing claim frequency and severity, followed by periods of relative stability. At other times, due to tort reform, favorable judicial decisions, favorable economic conditions or other unknown factors, claim frequency or severity have decreased. Malpractice claims generally require an extended period of time to resolve, and the average life of a claim can be five years or more. The combination of changing conditions and the extended time required for claim resolution result in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. We believe it is prudent to establish initial losses and LAE reserves that are reasonable and are based on historical experience as well as on facts and circumstances known at the balance sheet date. To the extent that actual results deviate from expectations, reserve estimates are subsequently adjusted and ultimate paid losses and LAE are more or less than the original estimates.

         Prior to 2001, our reserves were solely for the Professional Liability Segment. Our losses and LAE reserves developed favorably in many prior years for several reasons:

         - Substantially all of our business was derived from medical professional liability insurance written in Alabama until we began to geographically expand our business in the mid to late 1990s. We utilized a rigorous and disciplined approach to investigating, managing and defending claims. This philosophy generally produced results in Alabama that were better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment.

         - Our volume of business in the late 1980's and early 1990's, while substantial, was not of a sufficient size to fully support the actuarial projection process; thus, our data was supplemented with industry-based data. Ultimately, actual results proved better than the industry data, creating redundancies.

         - Our reserves established in the late 1980's and early 1990's were strongly influenced by the dramatically increased frequency and severity that we, and the industry as a whole, experienced during the mid-1980s. Some of these trends moderated, and in some cases, reversed, by the late 1980s or early 1990s. However, the ability to recognize the improved environment was delayed due to the extended time required for claims resolution. When these negative trends moderated, the reserves we established during those periods proved to be redundant.

         - We prudently established accident year loss reserves, resulting in some initial accident year net loss ratios that were higher than industry averages. In some instances, these net loss and LAE ratios proved to be accurate, while in other cases, experience has been better than we expected and redundancies developed.

         The professional liability legal environment deteriorated once again during the past several years. Beginning in 2000, we recognized adverse trends in claim severity, causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed in 2000 and reversed in 2001. We have addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

         Due to the size of our reserves, even a small percentage adjustment can have a material effect on our results of operations for the period in which the change is made.

REINSURANCE

General:

         We use reinsurance to provide capacity to write large limits of liability, to reduce losses of a catastrophic nature and to stabilize underwriting results in those years in which such losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.

         The effective transfer of risk is dependent on the creditworthiness of the reinsurer. We purchase reinsurance from a number of individual companies to avoid concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers.

         We have not experienced any difficulties in collecting amounts due from reinsurers. As of December 31, 2002 we do not believe we have any reinsurance recoverables that are uncollectible. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of then current operations.

         The following table identifies our reinsurers from which our recoverables are $10 million or more as of December 31, 2002:

                                                             A. M. Best                         Amounts Due
                        Reinsurer                          Company Rating                      From Reinsurer
                        ---------                          --------------                      --------------
Michigan Catastrophic Claims Association                     Not rated                            $56,769

Hannover Ruckversicherungs Ag                                    A+                               $51,889

PMA Capital Insurance Company                                    A-                               $35,236

General Reinsurance Corp                                        A++                               $34,115

Continental Casualty Company                                     A                                $31,144

Gerling Global Reins Corp                                    Not rated                            $28,268

Transatlantic Reins Company                                     A++                               $18,572

Lloyds Syndicate 435                                             A-                               $13,808

Converium Rein North America Inc.                                A                                $11,763

St. Paul Reinsurance Company Ltd.                                A                                $11,121

         Recently, there has been public speculation about the ability of Gerling Global Reinsurance Corporation of America (Gerling) to pay claims. Gerling is not accepting new business, and is therefore not rated by A.M. Best. Gerling does not participate in our current reinsurance treaties, however it has been part of previous reinsurance programs. At December 31, 2002 our recorded receivable from them was $28.3 million of which approximately 85% related to our estimates of IBNR and its allocation to the various reinsurance treaties. Based upon information available to us, including statements made by Gerling, we anticipate that Gerling will meet its obligations to us.

Professional Liability Segment:

         We reinsure risks under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention and up to the maximum individual limit offered (currently $16 million). Periodically, we provide insurance to policyholders above the maximum limits of our reinsurance treaties. In those situations, we reinsure the excess risk above the limits of our reinsurance treaties on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.

         Our risk retention level is dependent upon numerous factors including the price and availability of reinsurance, volume of business, level of experience and our analysis of the potential underwriting results within each state. Historically, per claim retention levels have varied between the first $200,000 and the first $2 million depending on the coverage year and the state in which business was written.

         Effective October 1, 2002, the professional liability segment has a uniform retention of $1,000,000.

Personal Lines Segment:

         The Michigan Catastrophic Claims Association (MCCA) covers all automobile related personal injury incurred losses in excess of $300,000. The MCCA is an unincorporated nonprofit association created by Michigan law, and every insurer engaged in writing personal protection automobile insurance coverage in Michigan is required to be a member of the MCCA. The MCCA charges an annual assessment, based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Michigan law provides that the MCCA assessments charged to member companies for this protection can be recognized in the rate-making process and passed on to policyholders. We treat any amounts due from the MCCA as reinsurance and the assessments due to MCCA as ceded premiums.

         We currently reinsure our other personal lines risks in excess of $250,000 per loss. Individual property risks are covered up to $1 million per risk and casualty risks other than personal automobile are covered on an excess of loss basis up to $3 million per occurrence.

         Catastrophic reinsurance provides additional protection from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. We have purchased catastrophe reinsurance for automobile physical damage, homeowners and boat property damage in four layers up to $15,000,000 in excess of $1,000,000 with each layer subject to a retention of 5%. Since we began offering umbrella policies in 2000, we have a quota share reinsurance arrangement under which we retain 5% and cede 95% of our liability on these policies.

INVESTMENTS

         Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration of liabilities and portfolio diversification. Although fixed maturity securities are purchased with the initial intent to hold such securities until their maturity, disposals of securities prior to their respective maturities may occur if management believes such disposals are consistent with our overall investment strategy, including maximizing after-tax yields. This investment strategy is implemented through investment guidelines that are established from time to time by our board of directors with the assistance of outside consultants.

         Our investment portfolio had an estimated fair value of $1,409 million at December 31, 2002. The portfolio is generally managed by professional third party asset managers whose results are evaluated periodically by management and its consultants. The asset managers typically have the authority to make investment decisions, subject to investment policies, within the asset class they are responsible for managing.

         We categorize our marketable securities as debt securities (cash equivalents, debt instruments, convertible debentures and preferred stocks having scheduled redemption provisions) and equity securities (common stocks, convertible preferred stocks and preferred stocks that do not have mandatory redemption provisions).

         We currently classify all debt and equity securities as available-for-sale and report such investments at market value.

         At December 31, 2002 we held investments, excluding real estate, with a market value of $1,409 million and a net unrealized gain of $35.5 million. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA," a weighted average modified duration of 3.7 years and an average yield of 5.2% before investment expenses at December 31, 2002. Average yield is calculated by dividing annualized investment income from fixed maturities by the book value of fixed maturities.

         Because most of our investment portfolio is comprised of fixed maturity securities, periodic changes in interest rate levels generally affect our financial results to the extent that reinvestment yields are different than the original yields on maturing securities. For a more detailed discussion of the impact of changes in interest rates on our investment portfolio see "Management's Discussion and Analysis -- Market Sensitive Instruments -- Interest Rate Risk."

         The following table reflects the amortized cost and fair market value of the investment portfolio for both of our segments at December 31, 2002:

                                                            Amortized        Estimated    Percentage of
                                                               Cost          Fair Value     Fair Value
                                                            ----------       ----------   -------------
                                                                         ($ in thousands)
           Fixed maturities

           U.S. Treasury Securities....................     $  234,745       $  241,180         17%

           State and Municipal Bonds...................        399,899          416,788         30

           Corporate Bonds.............................        442,653          466,176         33

           Asset Backed Securities.....................        197,638          204,183         14

           Certificates of Deposit.....................            570              570          *

                     Total Fixed Maturities............      1,275,505        1,328,897         94

       Equity Securities...............................         77,556           80,197          6

                     Total Investments.................     $1,353,061       $1,409,094        100%
                                                            ----------       ----------        ---

* Less than 0.1%.

         Substantially all of the fixed maturities are either United States government or agency obligations or investment grade securities as determined by national rating agencies. Although accounted for as available-for-sale, our fixed maturities are purchased with the intent to hold such investments to maturity. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long term rate of return. The following table reflects the estimated fair value of our fixed maturities by contractual maturity at December 31, 2002.

                                                                Estimated      Percent
                                                                Fair Value     of Total
                                                                ----------     --------
                                                                   ($ in thousands)
           Due in one year or less                              $   49,993          4%
           Due after one year through five years                   361,789         27
           Due after five years through ten years                  395,162         30
           Due after ten years                                     317,770         24
           Asset-backed securities                                 204,183         15
                                                                ----------        ---
           Total                                                $1,328,897        100%

         The table below shows investment income information for the years ended December 31, 2002 and December 31, 2001. The yield on fixed maturity securities is calculated by dividing gross earnings on fixed maturity securities by the average of the quarterly ending book value balances of such securities.

         We have significant amounts invested in tax-exempt state and municipal bonds. These bonds pay lower interest rates than securities that are subject to federal income taxes. We have, therefore, calculated a tax equivalent yield. The gross earnings on fixed maturity securities is increased to calculate gross earnings as though all of our fixed maturity securities are taxable. The tax adjusted gross earnings are divided by the average of the quarterly ending book value balances of fixed maturity securities to determine the tax equivalent yield on fixed maturity securities.

                                                                      Year Ended              Year Ended
                                                                      December 31,           December 31,
                                                                          2002                   2001
                                                                      ------------           ------------
                                                                                 ($ in thousands)
           Net Investment Income                                        $ 76,918               $ 59,782
           Net Realized Investment (Losses) Gains                         (5,306)                 5,441
           Yield on Fixed Maturity Securities                               5.5%                   5.6%
           Tax Equivalent Yield on Fixed Maturity Securities                6.1%                   6.6%

         Our current investment policy requires that the market value of our equity investment portfolio not to exceed 50% of our capital at the end of the prior year. At December 31, 2002, equity investments represented 6% of the total market value of our portfolio, and 16% of our capital. Our equity investments are diversified primarily among domestic growth and value holdings through common and convertible preferred stock.

RATING AGENCIES

         Our insurance subsidiaries are all rated "A-" (Excellent) by A.M. Best, its fourth highest category out of 15 categories. They are rated "A-" (Strong) with a negative outlook by Standard & Poor's, its seventh highest category out of 21 categories. In developing these ratings, A.M. Best and Standard & Poor's evaluate an insurer's ability to meet its obligations to policyholders, and are not directed toward the protection of stockholders. These ratings are neither ratings of securities nor a recommendation to buy, hold or sell any security.

COMPETITION

         Competition depends on several factors including pricing, size, name recognition, service quality, market commitment, breadth and flexibility of coverage, method of sale, financial stability and ratings assigned by A.M. Best and Standard & Poor's. Many of these factors, such as market conditions, the ratings assigned by rating agencies, and regulatory conditions are out of our control. However, for those factors over which we do have control, such as service quality, market commitment, financial strength and stability, we believe we have competitive strengths that make us a viable competitor in those states where we are currently writing insurance.

Professional Liability Segment:

         We compete with insurance companies and self-insuring entities in the medical professional liability market. Many of the competing companies concentrate on a single state and have an extensive knowledge of the local markets. We also compete with large national insurers that may have greater financial strength and other resources than we do.

         We believe that we have a competitive advantage in the current market due to our size, geographic scope and name recognition, as well as our heritage as a policyholder-founded company with a long-term commitment to the professional liability insurance industry. These advantages have been achieved through our balance sheet strength, claims defense expertise, strong ratings and ability to deliver a high level of service to our insureds and agents. We believe that these competitive strengths make us a viable competitor in those states where we are currently writing insurance.

         Since 1999, insurance companies focused on medical professional liability coverage have experienced higher claim costs on business written in prior years than they had reserved for initially. This has resulted in significant losses, reduced capital to support current and future business, and higher premium rates to meet expected higher claims costs.

         Reduced profitability, reductions in surplus and capacity constraints have led many professional liability carriers focused on medical professional liability coverages to withdraw from, or limit new business in, one or more markets. Given the continued reduction in capacity and the uncertainty surrounding several writers in the medical professional liability market, we believe there will be a "flight to quality" as insurers place greater emphasis on financial strength and stability. We believe this trend will continue at least until 2004.

Personal Lines Segment:

         Personal lines insurance is highly competitive and some of these competitors are substantially larger than we are and have much greater financial, technical and operating resources. Competition depends on several factors including the price and quality of insurance products, the quality and speed of service and claims response, financial strength, sales and marketing capability, technical expertise and ratings assigned by A.M. Best and Standard & Poor's.

         Our strong capitalization provides operational flexibility allowing growth and expansion capabilities for current and new product lines. Offsetting these strengths is our geographic concentration in a single state (Michigan) and our increasing exposure to large weather-related losses due to our growing homeowners book of business.

GROWTH OPPORTUNITIES AND OUTLOOK

         We expect to achieve our growth primarily as a result of (i) the withdrawal of competitors from actively writing business in certain states, (ii) increased prices in our professional liability business and (iii) expansion of our personal lines business in Michigan.

         We believe we are viewed as a market leader because of our financial strength and stability, and our ability to deliver excellent service at the local level. This reputation allows us to take advantage of marketing conditions that are improving as price increases are implemented and earned. Our stability also makes us an attractive insurer in light of the highly publicized insolvencies in our industry, as well as the regulatory actions taken against several former competitors.

         We expect the growth of our professional liability business will be primarily generated through increased pricing across our book of business. In 2002, we achieved average gross price increases of approximately 28% on renewal business (weighted by premium volume). In 2001 we achieved average gross renewal price increases of approximately 23% (weighted by premium volume).

         We expect our future growth will also be supported by controlled expansion in our primary market area and in states where we have recently commenced writing business but have little or no presence. These states include Arkansas and Virginia, where The St. Paul Companies was a leading writer prior to its departure from the market and which we believe have favorable medical and legal climates.

         We also believe there will be additional opportunities for profitable expansion as a number of insurers are experiencing financial difficulties, requiring them to reduce their business or completely exit the marketplace. This may also lead to opportunities to expand through the acquisition of other companies or books of business.

         We believe we can achieve our growth while improving our combined ratio. Based on price increases achieved to date, our objective is to achieve a combined ratio on our professional liability business of 102% or lower. This takes into account expected increases in the cost of claims and reinsurance protection purchased. As with all property and casualty companies, we expect the beneficial impact of price increases and any development of losses to be fully reflected in our financial results over time. We recognize the impact of higher prices as the associated premiums are earned which generally occurs over the course of the year after the policy is written. In our personal lines business our objective is to achieve an underwriting profit, which is in line with our historical financial results.

INSURANCE REGULATORY MATTERS

         We are subject to regulation under the insurance and insurance holding company statutes, of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business.

General:

         Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as medical liability, product liability, environmental damage and workers compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. In addition, these insurance regulators periodically examine each insurer's financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations.

          Our operating subsidiaries are required to file detailed annual reports with the state insurance regulators in each of the states in which they do business. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation regulating insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, and other related matters. Our principal insurance subsidiaries are domiciled in Michigan, Alabama and West Virginia.

         Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.

Insurance Regulation Concerning Change or Acquisition of Control:

         The insurance regulatory codes in our operating subsidiaries' respective domiciliary states each contain similar provisions (subject to certain variations) to the effect that the acquisition of "control" of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of "control" arises from the direct or indirect ownership, control, possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file an application for approval of the proposed change of control with the relevant insurance regulatory authority.

         In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer's doing business in the state if certain conditions exist, such as undue market concentration.

Statutory Accounting and Reporting:

         Insurance companies are required to file detailed annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with the accounting requirements of the state regulatory authorities. The accounting principles differ from Generally Accepted Accounting Principles ("GAAP") and are referred to as Statutory Accounting Practices ("SAP"). Insurance regulators periodically examine each insurer's financial condition, adherence to SAP, and compliance with insurance department rules and regulations.

Regulation of Dividends and Other Payments from Our Operating Subsidiaries:

         We are a legal entity separate and distinct from our subsidiaries. As a holding company with no other business operations, our primary sources of cash to meet our obligations, including principal and interest payments with respect to indebtedness, are available dividends and other statutorily permitted payments, such as tax allocation payments and management and other fees, from our operating subsidiaries.

         Our operating subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to any insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its stockholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income, as determined in accordance with SAP. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company's outstanding liabilities and must be adequate to meet its financial needs.

         State insurance holding company acts generally require domestic insurers to obtain prior approval of extraordinary dividends. Under the insurance holding company acts governing our principle operating subsidiaries, a dividend is considered to be extraordinary if the combined dividends and distributions to the parent holding company in any 12 month period is more than the greater of either the insurer's net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.

         If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders, the regulators may prohibit such payments that would otherwise be permitted without prior approval.

Risk-Based Capital:

         In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) specifies risk-based capital (RBC) requirements for property and casualty insurance companies. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The NAIC's RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the level of surplus falls below a minimum amount as determined under the model law. At December 31, 2002, all ProAssurance's insurance subsidiaries exceeded the minimum level and, as a result, no regulatory response or action was required.

Investment Regulation:

         Our operating subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

Guaranty Funds:

         All fifty states have separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations.

         These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that become insolvent. Such guaranty association laws create post-assessment associations, which make assessments against member insurers to obtain funds to pay association covered claims after the insolvency of an insurer occurs. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.

Shared Markets:

         Our operating subsidiaries are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide certain insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. Our operating subsidiaries' participation in such shared markets or pooling mechanisms is not material to our business at this time.

Possible Legislative and Regulatory Changes:

         In recent years, the insurance industry has been subject to increased scrutiny by regulators and legislators. The NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems.

         In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming some role in the regulation of the insurance industry. Although the federal government does not regulate the business of insurance directly, federal initiatives often affect the insurance business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include changes in medical patient protection laws such as the "Patients Bill of Rights," tort reform and environmental laws.

         The Legislatures in various states are currently considering, or being asked to consider, changes to the laws governing medical liability lawsuits. The changes are collectively called Tort Reforms. There are also Tort Reform proposals being considered at the Federal level. In general, the changes would place limits of non-economic damages, allow insurers more flexibility in paying large judgments, and would alter some of the rules governing legal proceedings and qualification of expert witnesses. In certain states, Tort Reform legislation may also place limits on the ability of medical liability insurers to raise or maintain rates at adequate levels.

         We do not believe it is possible to predict the outcome of any of the foregoing legislative, administrative or congressional activities or the potential effects thereof on us.

EMPLOYEES

         At December 31, 2002, we employed 580 persons, including 386 employees in our Professional Liability segment and 194 employees at MEEMIC. None of our employees is represented by a labor union. We consider our employee relations to be good.

FORWARD-LOOKING STATEMENTS

         Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements (identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate", "project" and other analogous expressions) include among other things statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, the effect of the consolidation of Medical Assurance and Professionals Group into ProAssurance, the effects of the merger of MEEMIC into ProAssurance , compliance with our credit agreement, payment of dividends, and other matters.

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

         Risks that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

         - underwriting losses on the risks we insure are higher or lower than expected;

         - unexpected changes in loss trends and reserving assumptions which might require the reevaluation of the liability for loss and loss adjustment expenses, thus resulting in an increase or decrease in the liability and a corresponding adjustment to earnings;

         - our ability to retain current business, acquire new business, expand product lines and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive and market conditions which may be beyond our control and are thus difficult or impossible to predict;

         - changes in the interest rate environment and/or the securities markets that adversely impact the fair value of our investments or our income;

         - inability on our part to achieve continued growth through expansion into other states or through acquisitions or business combinations;

         -        general economic conditions that are worse than anticipated;

         - inability on our part to obtain regulatory approval of, or to implement, premium rate increases;

         -        the effects of weather-related events;

         - changes in the legal system, including retroactively applied decisions that affect the frequency and severity of claims;

         - significantly increased competition among insurance providers and related pricing weaknesses in some markets;

         - changes in the availability, cost, quality or collectibility of reinsurance;

         -        changes to our ratings by rating agencies;

         - regulatory and legislative actions or decisions that adversely affect us; and

         - our ability to utilize loss carryforwards and other deferred tax assets.

ITEM 2: PROPERTIES

         We own a 156,000 square foot office building located in Birmingham, Alabama where we currently occupy approximately 55,000 square feet and plan to occupy approximately 14,500 square feet of additional office space. The remaining office space is leased to unaffiliated persons or is available to be leased. We also own a 53,000 square foot office building in Okemos, Michigan that we fully occupy. Both buildings are currently unencumbered. MEEMIC leases its principal executive offices in Auburn Hills, Michigan. MEEMIC owns, primarily for investment purposes, an 11.5-acre vacant parcel of land in Auburn Hills, Michigan. We lease other office facilities in various locations and lease computer and operating equipment under cancelable and non-cancelable agreements.

ITEM 3: LEGAL PROCEEDINGS

         Our insurance subsidiaries are involved in various legal actions, a substantial number of which arise from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION

         The executive officers of ProAssurance serve at the pleasure of the Board of Directors. Set forth below are the current executive officers of ProAssurance and a brief description of their principal occupation and employment during the last five years.

A. DERRILL CROWE, M.D.     Dr. Crowe has served as Chairman of our Board and our
                           Chief Executive Officer since we began operations in June 2001. Dr. Crowe has also served as President,
                           Chairman of the Board and Chief Executive Officer of
                           Medical Assurance since its formation in 1995, and as President, Chief Executive Officer, and a director of Medical Assurance Company since its founding in 1977.
                           Dr. Crowe also serves as chairman of the board of MEEMIC Holdings. (Age 66)

VICTOR T. ADAMO, ESQ.      Mr. Adamo has served as our Vice Chairman, President,
                           and Chief Operating Officer since we began operations in June 2001. Mr. Adamo also serves as President,
                           Chief Executive Officer and a director of Professionals Group. Mr. Adamo has served as a director of ProNational since 1990, and was its Chief
                           Executive Officer since 1987. Mr. Adamo is the Chief
                           Executive Officer and a director of MEEMIC Holdings.
                           (Age 55)

PAUL R. BUTRUS             Mr. Butrus has served as our Vice Chairman and a
                           director of ProAssurance since we began operations in June 2001. Mr. Butrus has been Executive Vice
                           President and a director of Medical Assurance since its incorporation in 1995. Mr. Butrus has been employed by Medical Assurance Company and its subsidiaries since 1977, most recently as Executive
                           Vice President and Chief Operating Officer since
                           1993. (Age 62)

HOWARD H. FRIEDMAN         Mr. Friedman was appointed as our Senior Vice
                           President, Chief Financial Officer, and Secretary in
                           June 2001. Mr. Friedman has served in a number of positions for Medical Assurance since 1996, most recently as Senior Vice President, Corporate
                           Development of Medical Assurance. Mr. Friedman is an
                           Associate of the Casualty Actuarial Society. He also serves as a director of MEEMIC. (Age 44)

JAMES J. MORELLO           Mr. Morello was appointed as our Senior Vice
                           President, Chief Accounting Officer and Treasurer in
                           June 2001. Mr. Morello has been Senior Vice President and Treasurer for Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Medical
                           Assurance Company since 1984. He also serves as a director of Medical Assurance's insurance subsidiaries and as treasurer for ProNational. Mr.
                           Morello is a certified public accountant. (Age 54)

FRANK B. O'NEIL            Mr. O'Neil was appointed as our Senior Vice President
                           of Corporate Communications and Investor Relations in
                           September 2001. Mr. O'Neil has been Senior Vice
                           President of Corporate Communications for Medical
                           Assurance since 1997 and employed by Medical
                           Assurance Company and its subsidiaries since 1987.
                           (Age 49)

WILLIAM P. SABADOS         Mr. Sabados has served as our Chief Information
                           Officer since we began operations in June 2001 and for Professionals Group since July 1998. Mr. Sabados has been Senior Vice President and Chief Information
                           Officer of MEEMIC since 1997. In addition, he currently serves as director and Chief Information
                           Officer for ProNational. (Age 53)

LYNN M. KALINOWSKI         Mr. Kalinowski has been President of MEEMIC Holdings
                           and MEEMIC since September 2001. Mr. Kalinowski previously served as President of MEEMIC from January
                           1993 to May 1997 and as Executive Vice President of
                           MEEMIC from May 1997 to September 2001. Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance
                           Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau
                           (now the State of Michigan Office of Financial and
                           Insurance Services). Mr. Kalinowski has been a director of MEEMIC Holdings since 1998. (Age 50)


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At March 17, 2003, ProAssurance Corporation (PRA) had 3,736 stockholders of record and 28,880,185 shares of common stock outstanding. ProAssurance's common stock currently trades on The New York Stock Exchange
(NYSE) under the symbol "PRA".

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

QUARTER                          2002                        2001
-------                  --------------------      ------------------------
                          HIGH           LOW        HIGH               LOW
                         ------        ------      ------            ------
First                    $18.22        $15.99      $18.06            $12.00
Second                    19.70         16.01       16.49             12.30
Third                     18.00         14.20       19.13             14.50
Fourth                    21.11         15.78       17.99             13.49

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

         ProAssurance's insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption "Regulation - Restrictions on Dividends" in Item 1 on page 25 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                    2002              2001              2000              1999              1998
                                                 ----------        ----------        ----------        ----------        ----------
                                                                      (in thousands, except per share amounts)
Gross premiums written(C)                        $  636,156        $  388,983        $  223,871        $  201,593        $  192,479
Net premiums written                                537,123           310,291           194,279           156,923           141,787
Premiums earned(C)                                  576,414           381,510           216,297           207,492           195,515
Premiums ceded(C)                                   (99,006)          (68,165)          (38,701)          (43,068)          (54,199)
Net premiums earned(C)                              477,408           313,345           177,596           164,424           141,316
Net investment income(C)                             76,918            59,782            41,450            39,273            39,402
Net realized investment gains (losses)               (5,306)            5,441               913             1,787            11,281
Other income(C)                                       6,747             3,987             2,630             2,545             1,604
    Total revenues                                  555,767           382,555           222,589           208,029           193,603
Net losses and loss
    adjustment expenses(C)                          448,029           298,558           155,710           104,657            93,893
Income before cumulative effect of
    accounting change(C)                             10,513            12,450            24,300            46,700            48,523
Net income(A)(C)(D)                                  12,207            12,450            24,300            46,700            47,400
Income per share before cumulative
    effect of accounting change(C)
    Basic                                        $     0.40        $     0.51        $     1.04        $     1.95        $     1.96
    Diluted                                      $     0.39        $     0.51        $     1.04        $     1.95        $     1.96
Net income per share:(B)(C)
    Basic                                        $     0.47        $     0.51        $     1.04        $     1.95        $     1.92
    Diluted                                      $     0.46        $     0.51        $     1.04        $     1.95        $     1.92
Weighted average number
    of shares outstanding:(B)
    Basic                                            26,231            24,263            23,291            23,992            24,729
    Diluted                                          26,254            24,267            23,291            24,008            24,731

BALANCE SHEET DATA:
(as of December 31)
Total investments                                $1,679,497        $1,521,279        $  796,526        $  761,918        $  791,579
Total assets                                      2,586,650         2,238,325         1,122,836         1,117,668         1,132,239
Reserve for losses and
    loss adjustment expenses                      1,622,468         1,442,341           659,659           665,792           660,640
Long-term debt                                       72,500            82,500                --                --                --
Total liabilities                                 2,055,086         1,802,606           777,669           791,944           808,059
Total capital                                       505,194           413,231           345,167           325,724           324,180
Total capital per share of
    common stock outstanding(B)                  $    17.49        $    16.02        $    15.22        $    13.92        $    13.24
Common stock outstanding
    at end of year(B)                                28,877            25,789            22,682            23,401            24,477

---------------

(A) Net income for 1998 was reduced by $1.1 million, which represents the cumulative effect (net of tax) of an accounting change for guaranty fund assessments due to the adoption of the American Institute of Certified Public Accountants' Statement of Position 97-3. The cumulative effect reduced net income per share of common stock (basic and diluted) by $0.04 per share.

(B) The Board of Directors declared special stock dividends in December 1999 (5%) and 1998 (10%). All net income per share and total capital per share data on this page has been restated as if the dividends had been declared on January 1, 1998. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

(C) Operating results include the operating results of Professionals Group since the date of consolidation, June 27, 2001. See Note 2 to the Consolidated Financial Statements.


(D) Net Income for the year ended December 31, 2002 was increased by $1.7 million due to the adoption of SFAS 141 and 142. See Note 10 to our consolidated financial statements. In accordance with SFAS 142, we wrote off the unamortized balance of deferred credits that related to business combinations completed prior to July 1, 2001. The cumulative effect increased net income per share (basic and diluted) by $0.07 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

         We need liquid funds to pay losses and loss adjustment expenses (losses and LAE) and operating expenses in the ordinary course of business and to meet our debt service requirements. Cash provided by our operating activities was sufficient to meet those needs in 2002, 2001 and 2000. We believe that our operating activities will provide sufficient cash to meet our liquidity needs during 2003.

         During the fourth quarter of 2002, ProAssurance sold 3,025,000 shares at $16.55 per share in a public offering that generated additional capital of $46.5 million. As of December 31, 2002, we have increased the statutory surplus of our professional liability segment by $36 million in support of the growth of that segment and expect to use the remaining proceeds from the sale to support additional growth of our professional liability insurance business and for general corporate purposes.

         Our positive cash flow from operations of $195 million plus the $46.5 million proceeds from the public offering are the principal reasons for the $248.4 million increase during 2002 in our Invested Assets and Cash and Cash Equivalents.

         Our reserves for net losses and loss adjustment expenses (net of amounts receivable from reinsurers) at December 31, 2002 increased approximately $92.2 million over those at December 31, 2001. Substantially all of this increase is in our professional liability segment, a "long tailed" business. A characteristic of a "long tailed" business is that there is a long length of time between the occurrence of an insured event and significant payment on that event. Because of this characteristic, it is not unusual for reserves to increase as our business increases.

         At December 31, 2002 we have a term loan balance of $72.5 million remaining from the $110 million that we borrowed in order to fund the cash requirements of the consolidation with Professionals Group. We are required to pay quarterly principal repayments of $2.5 million, and beginning in 2003, an additional annual principal payment equal to the lower of either 50% of our parent company only operating cash flow for the preceding year or $15 million. We have made all quarterly payments on the loan, and we also made a $22.5 million optional prepayment in September 2001. The term loan bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate at our election. At December 31, 2002 the interest rate was 2.9%.

         The credit agreement also provides for a revolving line of credit in the amount of $40 million. The revolving line of credit is available for our operating and working capital requirements. We have not borrowed any funds under the line and expect to renew the line at the same or a greater amount of credit when the line expires in May 2003.

         The borrowings under the credit agreement are secured by a pledge of the outstanding stock of all of our significant subsidiaries other than MEEMIC Holdings and its subsidiaries. The credit agreement for the term loan, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants. As of December 31, 2002 we were in compliance with all loan covenants.

         See Notes 2 and 12 to our Consolidated Financial Statements for more information regarding the consolidation transaction and the terms of the credit agreement, including the financial covenants.

         ProAssurance did not repurchase any shares of our common stock during the year ended December 31, 2002. Our board has authorized stock repurchases of up to approximately one million shares.

         At December 31, 2002 ProAssurance indirectly owned 84% of MEEMIC Holdings, Inc. On January 29, 2003 MEEMIC Holdings, the parent company of MEEMIC Insurance Company, purchased all of the issued and outstanding shares of its common stock, other than those held by ProAssurance's subsidiary, ProNational Insurance Company (ProNational). MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire all of the 1,062,298 shares of its common stock not owned by ProNational, to pay for outstanding options for 120,000 shares, and to pay the expenses of the transactions. The funds were derived from MEEMIC Holdings' cash and investment resources.

OVERVIEW

         ProAssurance commenced operations on June 27, 2001 through a transaction that joined Medical Assurance and Professionals Group as the wholly owned subsidiaries of ProAssurance. The consolidation of Medical Assurance into ProAssurance was in the form of a corporate reorganization and the assets, liabilities, stockholders' equity and results of operations of Medical Assurance are included in ProAssurance's consolidated financial statements for the entirety of all periods presented. Prior to June 27, 2001 ProAssurance's consolidated financial statements do not include the assets, liabilities or results of operations of Professionals Group because the consolidation of Professionals Group into ProAssurance was in the form of a purchase transaction. For additional information about the consolidation, see Note 2 to the Consolidated Financial Statements.

Segment Overview:

         We operate in two industry segments: professional liability insurance and personal lines insurance. Prior to the consolidation, we operated only in the professional liability segment. Our operations have included a personal lines segment since June 27, 2001, when MEEMIC Insurance Company was acquired as a part of the Professionals Group consolidation transaction.

         Our professional liability insurance segment principally provides liability insurance and reinsurance for providers of health care services, and, to a limited extent, providers of legal services. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., Medical Assurance of West Virginia, Inc, ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc.

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

CRITICAL ACCOUNTING POLICIES

         We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected from time to time by the need to make accounting adjustments reflecting changes in these estimates and assumptions. We believe the following policies are the most sensitive to estimates and judgments.

         Premium Income: We recognize insurance premium income on a monthly pro rata basis over the respective terms of the policies in force. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies in force.

         Reserve for Losses and Loss Adjustment Expenses ("losses and LAE"): Our reserve for losses and LAE represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and LAE for reported claims and are established by our claims departments. Bulk reserves, which include a provision for losses that have occurred but have not been reported to us as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserves for losses and LAE each year and prepare reports that include recommendations as to the level of reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserves for losses and loss adjustment expenses. Estimating reserves is a complex process that is heavily dependent on judgment and involves many uncertainties. This is particularly true of our professional liability reserves since these claims are typically resolved over a long period time, often exceeding five years. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations. Due to the size of our reserves, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

         Reinsurance: Loss recoveries and receivables from reinsurers are estimates of the ultimate amount of our losses and LAE that will be reimbursed by reinsurers. We also estimate premiums ceded under reinsurance agreements that provide wherein the premium, subject to certain maximums and minimums, due to the reinsurer is a percentage of the losses paid under the agreement. These estimates are based upon our estimates of the ultimate losses and LAE that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses and LAE, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations.

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

         We evaluate the securities in our investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. The evaluation involves judgment by management. Some of the factors we consider in the evaluation of our investments are:

         - the extent to which the market value of the security is less than its cost basis

         - the length of time for which the market value of the security has been less than its cost basis

         - the financial condition and near-term prospects of the security's issuer, taking into consideration the economic prospects of the issuers' industry and geographical region, to the extent that information is publicly available

         - ProAssurance's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value

         A decline in the fair value of an available-for-sale security below cost that we judge to be other than temporary is realized as a loss in the current period and reduces the cost basis of the security. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the security.

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Our consolidated income before cumulative effect of accounting change is $10.5 million, or $0.40 per share, for the year ended December 31, 2002. The operating results of each of our reportable industry segments are discussed separately in the following sections.

         The year ended December 31, 2002 includes Professionals Group activity for the entire period, while the year ended December 31, 2001 includes Professionals Group activity only since June 27, 2001. Thus, when the two periods are compared, significant variances are created because 2001 operating results do not include Professionals Group operating results for the first six months of 2001.

         Net income for 2002 was reduced by net realized investment losses of $5.3 million while net income for 2001 was increased by net realized investment gains of $5.4 million. During 2002, we recognized losses of $21.3 million for other than temporary declines in the market value of our equity and fixed maturity securities. Approximately $18.2 million of the impairment losses related to our investments in common stock. Gains realized during 2002 from sales of fixed maturity securities largely offset the impairment losses. We purchase fixed maturity securities with the initial intent to hold such securities until their maturity; however, we may dispose of securities prior to their respective maturities if we believe such disposals are consistent with our overall investment objectives, including maximizing total yields over time, maximizing after-tax profits and disposing of securities that no longer meet our risk management criteria. Throughout 2002 but particularly in the latter half of 2002, bond prices increased substantially, both in response to historically low market interest rates and in response to uncertainty in the equity market. In response to these market conditions, we undertook a significant restructuring of our fixed maturity portfolio during the fourth quarter and sold $304.5 million of fixed maturity securities for net gains of approximately $16.5 million. These sales contributed to the shortening of our investment portfolio and reduced the weighted average yield of our fixed maturity portfolio.

         Interest expense of $2.9 million in 2002 and $2.6 million in 2001 relates entirely to the bank loan that provided financing for the consolidation with Professionals Group. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR), or at our election, the bank's base rate. The interest rate is 2.9% on December 31, 2002. We initially borrowed $110 million on June 27, 2001 to finance the consolidation. Because the cash requirements of the consolidation were lower than we originally anticipated, we made a $22.5 million prepayment on the loan in September 2001.

         Interest expense increased during 2002 as compared to 2001 because there was no outstanding loan balance for the first six months of 2001. The increase was limited to approximately $284,000 because interest rates were lower throughout 2002 as compared to 2001 and we repaid principal during 2002 as required under the loan agreement.

         We recognized tax benefits of $188,000 and $2.9 million for the years ended December 31, 2002 and 2001, respectively. Our effective rate for both years is significantly lower than the expected 35% statutory rate because approximately 25% in 2002 and 37% in 2001 of our investment income was earned from tax-exempt sources. After adjustment for tax-exempt income, we experienced a taxable loss for the years ended December 31, 2002 and 2001.

         Minority interest in both 2002 and 2001 relates entirely to the minority interest in MEEMIC Holdings. This minority interest was purchased on January 29, 2003 as discussed under "Liquidity and Capital Resources."

         After adjustment for our tax liability for the year ended December 31, 2002, we have available approximately $10.1 million in Federal tax loss carryforwards related to tax years ending on or before December 31, 2001 that will expire in the year 2021. We also have available approximately $7.9 million in Alternative Minimum tax carryforwards that can be applied against any future regular tax payable. The Alternative Minimum tax carryforwards have no expiration date.

PROFESSIONAL LIABILITY INSURANCE SEGMENT

         Operating results for our professional liability insurance segment for the years ended December 31, 2002 and 2001 are summarized in the table below (dollars in thousands).

                                                                   YEAR ENDED
                                                                   DECEMBER 31
                                                    -----------------------------------------
                                                                                    INCREASE
                                                      2002             2001        (DECREASE)
                                                    --------         -------       ----------
Gross premiums written                              $461,715         315,698        $146,017
                                                    ========        ========        ========

Net premiums written                                $376,702         238,867        $137,835
                                                    ========        ========        ========

Revenues:
        Premiums earned                             $412,656         310,222        $102,434
        Premiums ceded                                85,011          66,307          18,704
                                                    --------        --------        --------
     Net premiums earned                             327,645         243,915          83,730
     Net investment income                            66,790          54,339          12,451
     Net realized investment
        gains (losses)                                (6,099)          5,441         (11,540)
     Other income                                      4,960           3,130           1,830
                                                    --------        --------        --------
Total revenues                                       393,296         306,825          86,471

Expenses:
     Net losses and loss
        adjustment expenses                          351,320         250,257         101,063
     Underwriting, acquisition
        and insurance expenses                        56,613          55,021           1,592
                                                    --------        --------        --------
Total expenses                                       407,933         305,278         102,655
                                                    --------        --------        --------

Income (loss)
     before income taxes                            $(14,637)       $  1,547        $(16,184)
                                                    ========        ========        ========

Net loss and LAE ratio                                 107.2%          102.6%            4.6%
Underwriting expense ratio                              17.3%           22.6%           (5.3)%
                                                    --------        --------        --------
Combined ratio                                         124.5%          125.2%           (0.7)%
                                                    ========        ========        ========

                                                             DECEMBER 31
                                                     ---------------------------
                                                        2002             2001
                                                     ----------       ----------
Net reserves for loss and LAE                        $1,096,205       $1,004,462
                                                     ==========       ==========

PREMIUMS

Premiums written:

         Our professional liability insurance segment principally provides liability insurance for providers of medical and other healthcare services, and to a limited extent providers of legal services (Professional Coverages). The professional liability segment also includes accident and health and workers' compensation insurance (Other Coverages).

         Premiums written for the professional liability segment for the year ended December 31, 2002 were $461.7 million, which is an increase of $146.0 million as compared to the same period of 2001. This increase is comprised of a $184.7 million increase related to Professional Coverages offset by a $38.7 million decrease related to Other Coverages.

         Professional Coverages premiums written increased to $457.2 million for the year ended December 31, 2002. The increase is primarily due to the consolidation with Professionals Group but also reflects the beneficial effect of rate increases implemented during 2002 and 2001. We have implemented and we plan to continue to implement rate increases based on loss trends, subject to our receipt of regulatory approval. We have experienced some loss of insureds due to the higher rates. However, to date, our premium renewals and new business at the higher rates have more than offset the effect of non-renewals. We estimate that, on average, 2002 renewals were at rates that were approximately 28% higher than 2001 rates.

          Gross written premiums for Other Coverages were approximately $4.5 million for the year ended December 31, 2002 as compared to $43.2 million for the same period in 2001. Our Other Coverages premiums were primarily written in conjunction with and through third parties as a means of utilizing our capital. During the latter half of 2000 we decided to significantly decrease our commitment to these programs and have since allowed existing contractual relationships to expire. The decline in Other Coverages premiums is the expected result of this decision.

Premiums earned:

         Premiums earned for the year ended December 31, 2002 increased by $102.4 million as compared to the year ended December 31, 2001. As with written premiums, this increase is comprised of an increase related to Professional Coverages offset by a decrease related to Other Coverages.

         Our Professional Coverages premiums earned for the year ended December 31, 2002 increased by $139.4 million to $404.0 million. The increase is primarily due to the additional premiums earned as a result of the consolidation but, as with written premiums, also reflects the beneficial impact of rate increases. Rate increases implemented after January 1, 2002 have not yet been fully reflected in premiums earned since premiums are earned over the entire policy period (usually one year) after the policy is written.

         Other Coverages premiums earned for the year ended December 31, 2002 were $8.7 million, a decrease of $37.0 million as compared to the year ended December 31, 2001, reflecting our decreased commitments to the programs that generated these premiums, as previously discussed. We do not expect to earn any significant amount of Other Coverage premiums in 2003.

Premiums ceded:

         Premiums ceded for the year ended December 31, 2002 increased by $18.7 million as compared to the year ended December 31, 2001. The increase is comprised of a $23.4 million increase related to Professional Coverages offset by a $4.7 million decrease related to Other Coverages.

         Professional Coverages premiums ceded were $78.4 million for the year ended December 31, 2002. The primary reasons for the increase are the growth in premiums earned that resulted from the consolidation with Professionals Group and rate increases.

         Other Coverages premiums ceded were $6.6 million for the year ended December 31, 2002, reflecting the decline in related earned premiums, as previously discussed.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         As discussed in our critical accounting policies, our reserve for losses and loss adjustment expenses represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. The resulting net losses and loss adjustment expenses (hereafter referred to as "net losses") may be summarized into three components of these estimates: (i) actuarial evaluation of incurred loss levels for the current accident year; (ii) actuarial re-evaluation of incurred loss levels for prior accident years and (iii) actuarial re-evaluation of the reserve for the death, disability and retirement provision.

         Accident year refers to the period in which the insured event becomes a liability of the insurer. For occurrence policies the insured event becomes a liability when the event takes place; for claims - made policies the insured event becomes a liability when the event is first reported to the insurer. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with our estimate of the losses incurred related to those policy premiums

         The following table summarizes net losses and net loss ratios for 2002 and 2001 by type of coverage and by separating losses between the current accident year and all prior years (dollars in thousands). The net loss ratios shown are calculated by dividing the applicable net losses by current calendar year net premiums earned.

                                                            Year ended
                                                            December 31
                                                      ------------------------
                                                        2002            2001
                                                      --------        --------
Current accident year net losses
  and LAE:
    Professional Coverages                            $331,494        $231,489
    Other Coverages                                      1,666          23,597
Change in prior accident
         year net losses(1)                             18,160          13,818
Change in death, disability and
        retirement reserves                                 --         (18,647)
                                                      --------        --------
Calendar year net losses                              $351,320        $250,257
                                                      ========        ========

Current accident year net loss ratio:
    Professional Coverages                               101.8%          108.8%
    Other Coverages                                       77.9%           75.9%

Net loss ratio attributable to:
        Current accident year net losses                 101.7%          104.6%
        Prior accident year net losses                     5.5%            5.7%
        Change in death, disability
            and retirement reserves                         --            (7.7)%
                                                      --------        --------
                                                         107.2%          102.6%
                                                      ========        ========

---------------

(1) All losses incurred in 2001 related to the book of business acquired from Professionals Group are considered to be current accident year losses because there was no liability for these losses prior to the consolidation transaction.

PROFESSIONAL COVERAGES

         Current accident year net losses related to Professional Coverages for the year ended December 31, 2002 increased by $100.0 million as compared to the year ended December 31, 2001. Our consolidation with Professionals Group and the resulting increase in premiums is the primary reason for the increase. The current accident year net loss ratio for Professional Coverages for the year ended December 31, 2002 as compared to the same period in 2001 has decreased from 108.8% to 101.8%. The improvement in the loss ratio primarily reflects the effects of a more adequate premium structure as a result of rate increases implemented during 2002 and 2001.

OTHER COVERAGES

         Current accident year net losses related to Other Coverages decreased by $21.9 million year ended December 31, 2002 as compared to the same periods of 2001. The decrease resulted from the termination of the programs that generated these losses, as previously discussed with respect to Other Coverages premiums.

PRIOR YEAR NET LOSSES/CHANGE IN DEATH, DISABILITY AND RETIREMENT RESERVES

         We increased our estimates of professional liability prior accident year net losses by $18.2 million during 2002. In 2001, we increased our estimates of prior year losses by $13.8 million. In both periods, our estimates of losses related to prior year were adjusted based upon actuarial evaluations performed during the period.

         In 2001, we decreased our estimate of the reserves required for death, disability and retirement by $18.6 million. The decrease was primarily related to the ProNational book of business and was principally the result of an increase in the premium rate loads and a decrease in the number of insureds.

         The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations. Due to the size of our reserves, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

NET INVESTMENT INCOME

         Our professional liability segment investment income is primarily derived from the interest income earned by our fixed maturity securities but also includes interest income from short-term and cash equivalent investments, dividend income from equity securities, and rental income earned by our commercial real estate holdings. Investment fees and expenses and real estate expenses are deducted from investment income. Our net investment income for the year ended December 31, 2002 increased by $12.5 million as compared to the same period in 2001. The primary reason for the increase is the additional investment income earned as a result of the consolidation with Professionals Group.

         During 2002, we experienced a decline in overall investment yields as a result of lower market interest rates, both short and long-term. Our investment opportunities for new and matured funds have been at rates that are less favorable than the rates available in recent years. Our average investment in lower yielding short-term and overnight cash investments increased during 2002 due to a lack of more desirable long-term investment opportunities. Additionally, as we have invested new and matured funds, we have utilized shorter maturities. We believe a shorter, more liquid portfolio is currently advantageous, even preferable, although such a strategy reduces current yields.

         Interest income from fixed maturity investments comprised 93% of our total investment income in 2002 and 88% of our total investment income in 2001. The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of our professional liability segment fixed maturity investments was 6.1% for 2002 as compared to 6.6% for the year ended December 31, 2001. The weighted average tax equivalent book yield of the securities in our fixed maturity portfolio at December 31, 2002 was 6.3%.

NET REALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains (losses) includes gains and losses realized on sales of investment securities and realized losses for other than temporary impairments in the fair value of investment securities, as shown in the following table.

                                                           2002           2001
                                                         --------        ------
Net gains from sales                                     $ 15,205        $5,850
Other than temporary impairment losses                    (21,304)         (409)

                                                         --------        ------
Net realized investment gains (losses)                   $ (6,099)       $5,441
                                                         ========        ======

         Approximately $18.2 million of the impairments recognized during 2002 were related to our equity securities; approximately $3.1 million of the impairments were related to fixed maturity securities.

         Approximately $14.7 million of our net gains from sales were from sales of fixed maturity securities. We purchase fixed maturity securities with the initial intent to hold such securities until their maturity, however, we may dispose of securities prior to their respective maturities if we believe such disposals are consistent with our overall investment objectives, including maximizing total yields over time, maximizing after-tax profits and disposing of securities that no longer meet our risk management criteria. Throughout 2002 but particularly in the latter half of 2002, bond prices increased substantially, both in response to historically low market interest rates and in response to uncertainty in the equity market. In response to these market conditions we undertook a significant restructuring of our fixed maturity portfolio during the fourth quarter. Most of the gains recognized for 2002 resulted from these restructuring activities.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased by $1.6 million for the year ended December 31, 2002 as compared to the same period in 2001. Expenses related to Professional Coverages premiums earned increased by $15.9 million, however, this increase was largely offset by a $14.3 million decrease in expenses related to Other Coverages premiums earned. The increase in Professional Coverages expenses primarily reflects the additional six months of Professionals Group activity that is included in 2002. The decrease in Other Coverages expenses is due to the termination of these programs as previously discussed.

         The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) decreased as compared to 2001. The ratio for the year ended December 31, 2002 is 17.3% as compared to 22.6% for the same period in 2001. The decrease in Other Coverages acquisition costs discussed above reduced the ratio by 3.5%. The remaining 1.8% decrease in the ratio is primarily due to operating efficiencies realized in 2002 and the effect of rate increases.

         Guaranty fund assessments for the years ended December 31, 2002 and 2001 were approximately $1.9 million and $1.3 million, respectively. We are required by most states to be a member of its insolvency or guaranty fund association and, as such, must make payments to the association when so assessed by the state. Such assessments can and do vary from year to year.

PERSONAL LINES INSURANCE SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001 as a part of the consolidation with Professionals Group. The year ended December 31, 2002 includes twelve months of MEEMIC operations while the year ended December 31, 2001 includes only six months of MEEMIC operations. Selected financial data for our personal lines insurance segment is summarized in the table below (dollars in thousands).

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                    ----------------------------------------
                                                                                    INCREASE
                                                      2002             2001        (DECREASE)
                                                    --------         -------        --------
Gross premiums written                              $174,441         $73,285        $101,156
                                                    ========         =======        ========

Net premiums written                                $160,421         $71,424        $ 88,997
                                                    ========         =======        ========

Revenues:
        Premiums earned                             $163,758         $71,288        $ 92,470
        Premiums ceded                                13,995           1,858          12,137
                                                    --------         -------        --------
     Net premiums earned                             149,763          69,430          80,333
     Net investment income                            10,071           5,003           5,068
     Net realized investment
        gains (losses)                                   793              --             793
     Other income                                      1,787             857             930
                                                    --------         -------        --------
Total revenues                                       162,414          75,290          87,124

Expenses:
     Net losses and loss
        adjustment expenses                           96,709          48,301          48,408
     Underwriting, acquisition
        and insurance expenses                        34,640          15,416          19,224
                                                    --------         -------        --------
Total expenses                                       131,349          63,717          67,632
                                                    --------         -------        --------

Income (loss)
     before income taxes
     and minority interest                          $ 31,065         $11,573        $ 19,492
                                                    ========         =======        ========

Net loss and LAE ratio                                  64.6%           69.6%           (5.0)%
Underwriting expense ratio                              23.1%           22.2%            0.9%
                                                    --------         -------        --------
Combined ratio                                          87.7%           91.8%           (4.1)%
                                                    ========         =======        ========

                                                                DECEMBER 31
                                                           ---------------------
                                                             2002          2001
                                                           -------       -------
Net reserves for loss and LAE                              $64,251       $63,823
                                                           =======       =======

PREMIUMS

Premiums written:

         Gross written premiums increased by $101.2 million to $174.4 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. For all lines, the principal reason for the increase is the inclusion of an additional six months of MEEMIC activity in 2002. Premiums by line of business for each year are as follows (dollars in thousands):

                                             YEAR ENDED DECEMBER 31
                               -------------------------------------------------
                                       2002                         2001
                               ---------------------        --------------------
                                AMOUNT           %          AMOUNT           %
                               --------        -----        -------        -----
Automobile                     $147,168         84.4%       $62,422         85.2%
Homeowners                       26,600         15.2%        10,637         14.5%
Boat, umbrella and other            673          0.4%           226          0.3%
                               --------        -----        -------        -----
                               $174,441        100.0%       $73,285        100.0%
                               ========        =====        =======        =====

         Automobile premiums also increased due to growth in the number of policyholders, an increase in the value of autos insured and an increase in the MCCA mandatory statutory assessments that are passed through to automobile policyholders. During 2002 the number of vehicles insured grew by approximately 4.5%.

         Homeowner premiums also increased due to average rate increases of approximately 20%, an increase in the value of homes insured and growth in the number of policyholders. During 2002 the number of homes insured grew by approximately 14.5%.

Premiums earned:

         Premiums earned for the year ended December 31, 2002 increased by $92.5 million as compared to the year ended December 31, 2001. As with written premiums, this increase is primarily due to the inclusion of an additional six months of MEEMIC activity in 2002 but also increased due to the effects of rate increases and growth in the number of insureds.

Premiums ceded:

         Premiums ceded are the portion of our earned premiums due to reinsurers in return for the transfer of a portion of our risk to them. Premiums ceded for the year ended December 31, 2002 increased by $12.1 million as compared to the year ended December 31, 2001. Approximately $11.2 million of this increase is attributable to an increase in the premiums due to a single reinsurer, the MCCA. The remainder of the increase is primarily attributable to the additional six months of MEEMIC activity in 2002.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes personal lines net losses and net loss ratios for 2002 and 2001 by separating losses between the current accident year and all prior accident years (dollars in thousands). The net loss ratios shown are calculated by dividing the applicable net losses by current calendar year net premiums earned.

                                                              Year ended
                                                              December 31
                                                       ------------------------
                                                           2002            2001
                                                       --------         -------
Net losses and LAE:
     Current accident year                             $106,440         $48,301
     Prior accident years (1)                            (9,731)             --
                                                       --------         -------
Calendar year net losses and LAE                       $ 96,709         $48,301
                                                       ========         =======

Net loss ratio attributable to:
     Current accident year net losses and LAE              71.1%           69.6%
     Prior accident year net losses and LAE                (6.5)%            --
                                                       --------         -------
Calendar year net loss ratio                               64.6%           69.6%
                                                       ========         =======

---------------

(1) All losses incurred in 2001 are considered to be current accident year losses because there was no liability for personal lines losses prior to the consolidation transaction.

         Calendar year net losses and loss adjustment expenses increased from $48.3 million for the year ended December 31, 2001 to $96.7 million for the year ended December 31, 2002, an increase of $48.4 million. The principal reason for the increase is the inclusion of an additional six months of MEEMIC activity in 2002. The 2002 current accident year net loss ratio (current accident year losses divided by net earned premiums) is 71.1% and reflects decreases in both the frequency and severity of auto liability claims and the positive effect of mild weather conditions during 2002.

         We reduced losses during 2002 by $9.7 million as a result of favorable developments in our estimates of prior years' auto liability reserves. This was primarily the result of lower-than-expected claims frequency, which is a continuing result of the 1994 legislative tort reforms in the State of Michigan. This legislation has had the effect of reducing frequency and shortening the reporting pattern of claims. While the legislation became effective in 1996, the effects were uncertain for several years and could be changed through additional legislation or court decisions. We established initial reserves that considered the various possible outcomes and recognize favorable results as they materialize. Uncertainties inherent in the loss estimation process will invariably cause differences in actual ultimate liabilities from estimates.

NET INVESTMENT INCOME

         Our net investment income is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalent and equity investments, net of investment expenses. Net investment income increased by approximately $5.1 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001, primarily because 2001 includes only six months of personal lines activity.

         Interest income from fixed maturity investments represents more than 86% of our net investment income. The tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of the personal lines segment fixed maturity investments for the year ended December 31, 2002 is 6.1% as compared to 6.2% for the year ended December 31, 2001. The average yield is reduced because market rates available for the investment of new and matured funds were lower in 2002. The weighted average tax equivalent book yield of the fixed maturity securities that we held at December 31, 2002 is 6.5%.

NET REALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains and losses for the year ended December 31, 2002 of $793,000 did not include any realized losses for other than temporary impairments.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. Underwriting, acquisition and insurance expenses for the year ended December 31, 2002 were $34.6 million as compared to $15.4 million for the year ended
December 31, 2001. The increase is primarily due to the additional six months of MEEMIC activity in 2002 but also is due to higher underwriting and acquisition costs resulting from premium growth. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) for the year ended December 31, 2002 was 23.1% as compared to 22.2% for the year ended December 31, 2001. The increase in the ratio is primarily due to an increase in our statutory and guaranty fund assessments in 2002.

         Guaranty fund assessments total $331,000 in 2002; there were no guaranty fund assessments in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Our consolidated income before cumulative effect was $12.5 million, or $0.51 per share, for the year ended December 31, 2001. The operating results of our reportable industry segments are discussed separately in the following discussion.

         Interest expense for the year ended December 31, 2001 of $2.6 million relates entirely to the term loan obtained in order to finance our consolidation with Professionals Group. The debt bears interest at a variable rate based on LIBOR or the bank's base rate. At December 31, 2001 the interest rate was 3.4%.

         We recognized a tax benefit of $2.8 million for the year ended December 31, 2001 as compared to a tax expense of $4.0 million for the year ended December 31, 2000. Our tax-exempt investment income is the primary reason that our effective rates for both years are significantly lower than the expected statutory rate of 35%. We earned tax-exempt investment income of approximately $18.7 million in 2001 and $17.4 million in 2000. Because tax-exempt income is not included as taxable income, we experienced a taxable loss for the year ended December 31, 2001 as compared to taxable income for the year ended December 31, 2000.

PROFESSIONAL LIABILITY SEGMENT

         We have summarized the operating results for our professional liability segment for the years ended December 31, 2001 and 2000 in the table below.

                                                   YEAR ENDED
                                                   DECEMBER 31
                                    -------------------------------------------
                                                                       Increase
                                      2001              2000          (Decrease)
                                    ---------        ---------        ---------
Gross premiums written              $ 315,698        $ 223,871        $  91,827
                                    =========        =========        =========
Revenues:
     Premiums earned                $ 310,222        $ 216,297        $  93,925
     Premiums ceded                   (66,307)         (38,701)         (27,606)
                                    ---------        ---------        ---------
     Net premiums earned              243,915          177,596           66,319
     Net investment income             54,339           41,450           12,889
     Net realized investment
        gains (losses)                  5,441              913            4,528

     Other income                       3,130            2,630              500
                                    ---------        ---------        ---------
Total revenues                        306,825          222,589           84,236

Expenses:
     Net losses and LAE               250,257          155,710           94,547
     Underwriting, acquisition
        and insurance expenses         55,021           38,579           16,442
                                    ---------        ---------        ---------
Total expenses                        305,278          194,289          110,989
                                    ---------        ---------        ---------
Income
     before income taxes            $   1,547        $  28,300        $ (26,753)
                                    =========        =========        =========

Net loss and LAE ratio                  102.6%            87.7%            14.9%
Underwriting expense ratio               22.6             21.7              0.9
                                    ---------        ---------        ---------
     Combined ratio                     125.2%           109.4%            15.8%
                                    =========        =========        =========

PREMIUMS

Gross Premiums Written:

          Professional liability segment gross premiums written for the year ended December 31, 2001 increased by $91.8 million as compared to 2000. Our consolidation with Professionals Group is the primary reason that our gross premiums written increased. Our rate increases implemented during 2001 also contributed to the increase.

         We implemented rate increases on our Professional Coverages averaging approximately 23% on 2001 renewals weighted by premium volume. We plan to continue to implement rate increases based on loss trends, subject to regulatory approval. To date, premiums renewed at the higher rates coupled with new business have more than offset the effect of premiums lost due to decreased retention of insureds. However, the higher rates may result in a greater loss of insureds in future periods.

Premiums Earned:

         As with gross premiums written, the increase in premiums earned for the year ended December 31, 2001 as compared to 2000 is primarily attributable to our consolidation with Professionals Group. The beneficial impact of rate increases will be reflected in our financial results over time. Rate increases implemented after January 1, 2001 have not yet been fully reflected in premiums earned since premiums are earned over the entire policy period (usually one year) after the policy is written.

         Reinsurance premiums ceded are estimated based on the terms of the respective reinsurance agreements. We continually review the estimated expense and any adjustments that we believe necessary are included in current operations. Several factors contributed to the increase in reinsurance premiums ceded for 2001 as compared to 2000. The increase in premiums earned as a result of the consolidation accounted for approximately 30% of the increase. During the fourth quarter of 2000, we increased the amount of reinsurance coverage in certain markets which resulted in more of our premiums earned being ceded to reinsurers in 2001. Also, in 2001 more premiums were earned in markets where we rely more heavily on reinsurance.

         Net premiums earned for the years ended December 31, 2001, and 2000 include Other Coverages of approximately $38.8 million and $34.8 million, respectively. We have historically written accident and health, workers compensation and multi-line premiums from time to time as favorable opportunities arose to utilize capital. During 2000 we decided to decrease our commitment to these programs. However, we continued to write and earn premiums for Other Coverages during 2001 and 2000 to honor existing contractual relationships. Our premiums during 2001 reflect both volume increases and higher rates charged on Other Coverages.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         Professional liability segment losses and loss adjustment expenses and the related current accident year net loss and LAE ratio are summarized in the following table.

                                                  YEAR ENDED
                                                  DECEMBER 31
                                         ---------------------------
                                            2001              2000
                                         ----------        ---------
Incurred losses and LAE related to:
    Current accident year                $  255,086        $ 178,210
    Prior accident years                     13,818          (12,500)
    Change in death, disability and
         retirement reserves                (18,647)         (10,000)
                                         ----------        ---------
Net incurred losses and LAE              $  250,257        $ 155,710
                                         ==========        =========
Net loss and LAE ratio:
    Current accident
           year net loss ratio                104.6%           100.3%
    Prior accident years ratio                  5.7             (7.0)
    Change in death, disability
           and retirement reserves
           ratio                               (7.7)            (5.6)
                                         ----------        ---------
    Total calendar year net loss
           and LAE ratio                      102.6%            87.7%
                                         ==========        =========

         During 2001, we recognized $13.8 million of additional net losses related to prior accident years. This represented approximately 1.4% of our December 31, 2001 professional liability segment net reserves of $1.0 billion. In 2001, the $18.6 million decrease in our reserve for death, disability and retirement is principally the result of an increase in premium rate loads and a decrease in the number of insureds primarily related to the ProNational book of business.

         The current accident year net loss and LAE ratio in the table above is calculated by dividing current accident year incurred losses by net premiums earned. The principal reason for the increase in that ratio in 2001 is the effect of the inclusion of Professionals Group's premiums and losses.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Earnings on our professional liability segment investment portfolio increased by $12.9 million as compared to the year ended December 31, 2000. The increase is primarily due to the net increase in the investment portfolio as a result of the consolidation with Professionals Group.

         At December 31, 2001, our professional liability segment investment portfolio of approximately $1.3 billion consisted of 78% taxable securities and 22% tax-exempt securities.

         Net realized investment gains increased from approximately $900,000 in 2000 to $5.4 million in 2001. This increase primarily resulted from additional sales of investment securities related to our efforts to restructure our professional liability segment investment portfolio.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased approximately $16.4 million for the year ended December 31, 2001 as compared to 2000 due to our consolidation with Professionals Group. The underwriting expense ratio also increased to 22.6% for 2001 as compared to 21.7% for 2000. The increase in the ratio is primarily due to an increase in guaranty fund assessments. The remaining increase is due to normal fluctuations in acquisition expenses between years.

         Guaranty fund assessments for the year ended December 31, 2001 were $1.3 million. There were no significant guaranty fund charges in 2000. We are required by most states to be a member of the state's insolvency or guaranty fund association and, as such, we must make payments to the association when so assessed by the state.

PERSONAL LINES SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired on June 27, 2001. Operating results for our personal lines segment for the six months ended December 31, 2001 are summarized in the table below.

                                               SIX MONTHS ENDED
                                                  DECEMBER 31
                                                     2001
                                               ----------------
Gross premiums written                             $ 73,285
                                                   ========
Revenues:
    Premiums earned                                $ 71,288
    Premiums ceded                                   (1,858)
                                                   --------
    Net premiums earned                              69,430
    Net investment income                             5,003
    Net realized investment
       gains (losses)                                    --
    Other income                                        857
                                                   --------
Total revenues                                       75,290

Expenses:
    Net losses and LAE                               48,301
    Underwriting, acquisition
       and insurance expenses                        15,416
                                                   --------
Total expenses                                       63,717
                                                   --------
Income before income taxes and
    minority interest                              $ 11,573
                                                   ========

Net loss and LAE ratio                                 69.6%
Underwriting expense ratio                             22.2
                                                   --------
    Combined ratio                                     91.8%
                                                   ========

PREMIUMS

         Gross premiums written were $73.3 million and net premiums earned were $69.4 million related to our personal lines segment for the six months ended December 31, 2001. Gross premiums written for personal automobile coverage represent approximately 85.2% of the total, and premiums from homeowners coverage represent approximately 14.5% of the total.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         Net losses and LAE incurred related to our personal lines segment were $48.3 million for the six months ended December 31, 2001. The incurred loss and LAE ratio was 69.6% during the six months ended December 31, 2001.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Our net investment income is comprised of the earnings on our personal lines segment investment portfolio and totaled $5.1 million for the six months ended December 31, 2001.

         At December 31, 2001, our personal lines segment investment portfolio consisted of 48% taxable securities and 52% tax-exempt securities. At December 31, 2001, the average yield of our personal lines segment fixed maturity investments was 5.0%.

         Net realized investment gains (losses) are insignificant during the six months ended December 31, 2001.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses related to our personal lines segment were $15.4 million for the period ended December 31, 2001, consisting of normal, recurring expenses such as commissions, salaries and other expenses. The underwriting expense ratio was 22.2% for the six months ended December 31, 2001. No guaranty fund assessments were included in underwriting, acquisition and insurance expenses in 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

          As of December 31, 2002, our fair value investment in fixed income securities was $1,329 million. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

Interest Rate Risk
------------------

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




                                                        Portfolio           Change in           Modified
                Interest                                  Value                Value            Duration
                Rates                                  $ Millions           $ Millions            Years
                -------------------------              ----------           ----------          --------
                200 basis point rise                   $   1,227            $    (102)            4.31
                100 basis point rise                       1,281                  (48)            4.00
                Current rate*                              1,329                   --             3.72
                100 basis point decline                    1,379                   50             3.67
                200 basis point decline                    1,430                  101             3.91


                *Current rates are as of December 31, 2002.


          At December 31, 2002, the fair value of our investment in preferred stocks was $33.6 million, including net unrealized gains of $0.8 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

Credit Risk
-----------

          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

          As of December 31, 2002, 99.4% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk in these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk
-----------------

          At December 31, 2002 the fair value of our investment in common stocks, excluding preferred stocks as discussed in the preceding paragraphs, was $46.5 million, which included net unrealized gains of $1.9 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of December 31, 2002 would increase the fair value of these securities to $51.2 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $41.9 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

          ProAssurance's cash and short-term investment portfolio at December 31, 2002 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 14(a) have been included herein beginning on page 64. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 29, 30 and 31) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

         The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2003 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2003 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2003 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2003 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2003.


ITEM 14.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within ninety (90) days of the filing of this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

                  Report of Independent Auditors

                  Consolidated Balance Sheets - December 31, 2002 and 2001

                  Consolidated Statements of Changes in Capital - years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Income - years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows - years ended December 31, 2002, 2001 and 2000

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

(b) The registrant filed a report on Form 8-K to report a news release issued on October 11, 2002 in accordance with Rule 100 of Regulation F-D.

(c) The exhibits required to be filed by Item 15(c) are listed herein in the Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 21st day of March 2003.

                                             PROASSURANCE CORPORATION


                                             By:/s/ A. Derrill Crowe, M.D.
                                                --------------------------
                                                    A. Derrill Crowe, M.D.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                Title                         Date
----                                -----                         ----
/s/A. Derrill Crowe, M.D.           Chief Executive               March 21, 2003
---------------------------         Officer (principal
A. Derrill Crowe, M.D.              executive officer)
                                    and Director


/s/Howard H. Friedman               Chief Financial               March 21, 2003
---------------------------         Officer (principal
Howard H. Friedman                  financial officer)


/s/James J. Morello                 Chief Accounting              March 21, 2003
---------------------------         Officer (principal
James J. Morello                    accounting officer)


/s/Victor T. Adamo, Esq.            Director                      March 21, 2003
---------------------------
Victor T. Adamo, Esq.


/s/Paul R. Butrus                   Director                      March 21, 2003
---------------------------
Paul R. Butrus


/s/Lucian Bloodworth                Director                      March 21, 2003
---------------------------
Lucian F. Bloodworth


/s/Robert E. Flowers, M.D.          Director                      March 21, 2003
---------------------------
Robert E. Flowers, M.D.


/s/Leon C. Hamrick, M.D.            Director                      March 21, 2003
--------------------------
Leon C. Hamrick, M.D.


/s/John J. McMahon                  Director                  March 21, 2003
----------------------------
John J. McMahon, Jr., Esq.

/s/John P. North, Jr.               Director                  March 21, 2003
----------------------------
John P. North, Jr.

/s/Ann F. Putallaz, Ph.D.           Director                  March 21, 2003
----------------------------
Ann F. Putallaz, Ph.D.


                                    Director                  March 21, 2003
----------------------------
William H. Woodhams, M.D.

                                 CERTIFICATIONS

I, A. Derrill Crowe, certify that:

1.       I have reviewed this annual report on Form 10-K of ProAssurance
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                      /s/ A. Derrill Crowe, M.D.
                                                      --------------------------
                                                      A. Derrill Crowe, M.D.
                                                      Chief Executive Officer

                                 CERTIFICATIONS

I, Howard H. Friedman, certify that:

1.       I have reviewed this annual report on Form 10-K of ProAssurance
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                      /s/Howard H. Friedman
                                                      -----------------------
                                                      Howard H. Friedman
                                                      Chief Financial Officer

                    ProAssurance Corporation and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 2002, 2001 and 2000


                                    CONTENTS

Report of Independent Auditors..........................     65

Audited Consolidated Financial Statements

Consolidated Balance Sheets.............................     66
Consolidated Statements of Changes in Capital...........     68
Consolidated Statements of Income.......................     69
Consolidated Statements of Cash Flows...................     70
Notes to Consolidated Financial Statements..............     71

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ProAssurance Corporation


We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (ProAssurance) as of December 31, 2002 and 2001, and the related consolidated statements of changes in capital, income and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of ProAssurance's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, in 2002 ProAssurance changed its method of accounting for goodwill.


                                                               Ernst & Young LLP


February 21, 2003
Birmingham, Alabama

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31     December 31
                                                               2002             2001
                                                            -----------     -----------
ASSETS
Investments:
   Fixed maturities available for sale, at fair value       $1,328,897      $1,281,779
   Equity securities available for sale, at fair value          80,197          85,550
   Real estate, net                                             17,549          17,936
   Short-term investments                                      252,854         136,014
                                                            ----------      ----------
Total investments                                            1,679,497       1,521,279

Cash and cash equivalents                                      143,306          53,163
Premiums receivable                                            111,028          77,766
Receivable from reinsurers on unpaid losses and loss
   adjustment expenses                                         462,012         374,056
Prepaid reinsurance premiums                                    21,294          20,265
Deferred taxes                                                  73,091          90,565
Other assets                                                    96,422         101,231
                                                            ----------      ----------
                                                            $2,586,650      $2,238,325
                                                            ==========      ==========


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   DECEMBER 31       December 31
                                                                      2002               2001
                                                                   -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses               $ 1,622,468       $ 1,442,341
     Unearned premiums                                                 248,371           188,630
     Reinsurance premiums payable                                       62,549            48,704
                                                                   -----------       -----------
  Total policy liabilities                                           1,933,388         1,679,675
  Other liabilities                                                     49,198            40,431
  Long-term debt                                                        72,500            82,500
                                                                   -----------       -----------
Total liabilities                                                    2,055,086         1,802,606

Minority interest                                                       26,370            22,488

Commitments and contingencies                                               --                --

Stockholders' equity:
  Common stock, par value $0.01 per share
     100,000,000 shares authorized;
     28,998,917 and 25,911,234 shares
     issued in 2002 and 2001, respectively                                 290               259
  Additional paid-in capital                                           308,501           260,788
  Accumulated other comprehensive gain, net of
     deferred tax expense of $19,612 and $2,208, respectively           35,545             3,533
  Retained earnings                                                    160,914           148,707
                                                                   -----------       -----------
                                                                       505,250           413,287

     Less treasury stock at cost, 121,765 shares                           (56)              (56)
                                                                   -----------       -----------
Total stockholders' equity                                             505,194           413,231
                                                                   -----------       -----------

                                                                   $ 2,586,650       $ 2,238,325
                                                                   ===========       ===========


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
                                 (IN THOUSANDS)

                                                                              Accumu-
                                                                              lated
                                                                              Other
                                                                              Compre-
                                                              Additional      hensive
                                                  Common        Paid-In        Income       Retained     Treasury
                                                  Stock         Capital        (Loss)       Earnings      Stock          Total
                                                 --------     ----------      --------      --------     --------      ---------
Balance at January 1, 2000                         25,103        231,941        (5,424)      111,957      (37,853)       325,724
Common stock issued for compensation                    4             58            --            --           --             62
Purchase of treasury stock                             --             --            --            --       (9,557)        (9,557)
Sale of treasury stock                                 --            (11)           --            --           79             68
Comprehensive income:
  Change in fair value of securities
   available for sale, net of deferred taxes           --             --         4,570            --           --
  Net income                                           --             --            --        24,300           --
Total comprehensive income                                                                                                28,870
                                                 --------      ---------      --------      --------     --------      ---------
Balance at December 31, 2000                       25,107        231,988          (854)      136,257      (47,331)       345,167
Common stock issued for compensation                    1            184            --            --           --            185
Purchase of treasury stock                             --             --            --            --       (1,337)        (1,337)
Retirement of treasury stock                       (2,405)       (46,207)           --            --       48,612             --
Conversion of par value to $0.01                  (22,476)        22,476            --            --           --             --
Equity issued in consolidation:
  Common stock issued to Professionals
   Group shareholders                                  32         49,378            --            --           --         49,410
  Fair value of options assumed                        --          2,952            --            --           --          2,952
Stock options exercised                                --             17            --            --           --             17
Comprehensive income:
  Change in fair value of securities
   available for sale, net of deferred
   taxes and minority interest                         --             --         4,387            --           --             --
  Net income                                           --             --            --        12,450           --             --
Total comprehensive income                                                                                                16,837
                                                 --------      ---------      --------      --------     --------      ---------
Balance at December 31, 2001                          259        260,788         3,533       148,707          (56)       413,231
Common stock issued for compensation                   --            980                                       --            980
Stock options exercised                                --            265                                       --            265
Offering of common stock                               31         46,468                                       --         46,499
Comprehensive income:
  Change in fair value of securities
   available for sale, net of deferred
   taxes, reclassification adjustments
   and minority interest                               --             --        32,012            --           --             --
  Net income                                           --             --            --        12,207           --             --
Total comprehensive income                                                                                                44,219
                                                 --------      ---------      --------      --------     --------      ---------
Balance at December 31, 2002                     $    290      $ 308,501      $ 35,545      $160,914     $    (56)     $ 505,194
                                                 ========      =========      ========      ========     ========      =========


*Cash was paid in lieu of fractional shares


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             Year Ended December 31
                                                                       2002           2001           2000
                                                                     ---------      ---------      ---------
Revenues:
  Gross premiums written                                             $ 636,156      $ 388,983      $ 223,871
                                                                     =========      =========      =========
  Net premiums written                                               $ 537,123      $ 310,291      $ 194,279
                                                                     =========      =========      =========

  Premiums earned                                                    $ 576,414      $ 381,510      $ 216,297
  Premiums ceded                                                       (99,006)       (68,165)       (38,701)
                                                                     ---------      ---------      ---------
  Net premiums earned                                                  477,408        313,345        177,596
  Net investment income                                                 76,918         59,782         41,450
  Net realized investment (losses) gains                                (5,306)         5,441            913
  Other income                                                           6,747          3,987          2,630
                                                                     ---------      ---------      ---------
Total revenues                                                         555,767        382,555        222,589

Expenses:
  Losses and loss
     adjustment expenses                                               569,099        344,202        190,458
  Reinsurance recoveries                                              (121,070)       (45,644)       (34,748)
                                                                     ---------      ---------      ---------
  Net losses and loss
     adjustment expenses                                               448,029        298,558        155,710
  Underwriting, acquisition
     and insurance expenses                                             91,253         70,437         38,579
  Interest expense                                                       2,875          2,591             --
                                                                     ---------      ---------      ---------
Total expenses                                                         542,157        371,586        194,289
                                                                     ---------      ---------      ---------
Income before income taxes, minority interest
  and cumulative effect of accounting change                            13,610         10,969         28,300

Provision for income taxes:
  Current expense (benefit)                                               (275)        (4,567)         3,146
  Deferred expense                                                          87          1,720            854
                                                                     ---------      ---------      ---------
                                                                          (188)        (2,847)         4,000
                                                                     ---------      ---------      ---------
Income before minority interest and
  cumulative effect of accounting change                                13,798         13,816         24,300

Minority interest                                                       (3,285)        (1,366)            --
                                                                     ---------      ---------      ---------
Income before cumulative effect of accounting
  change                                                                10,513         12,450         24,300

Cumulative effect of accounting change, net of tax                       1,694             --             --
                                                                     ---------      ---------      ---------
Net income                                                           $  12,207      $  12,450      $  24,300
                                                                     =========      =========      =========
Basic earnings per share:
  Income before cumulative effect of accounting
     change                                                          $    0.40      $    0.51      $    1.04
  Cumulative effect of accounting change, net of tax                      0.07             --             --
                                                                     ---------      ---------      ---------
  Net income                                                         $    0.47      $    0.51      $    1.04
                                                                     =========      =========      =========
Diluted earnings per share:
  Income before cumulative effect of accounting
     change                                                          $    0.39      $    0.51      $    1.04
  Cumulative effect of accounting change, net of tax                      0.07             --             --
                                                                     ---------      ---------      ---------
  Net income                                                         $    0.46      $    0.51      $    1.04
                                                                     =========      =========      =========
Weighted average number
of common shares outstanding:
     Basic                                                              26,231         24,263         23,291
                                                                     =========      =========      =========
     Diluted                                                            26,254         24,267         23,291
                                                                     =========      =========      =========


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Year Ended December 31
                                                                       2002           2001           2000
                                                                     ---------      ---------      ---------
OPERATING ACTIVITIES
  Net income                                                         $  12,207      $  12,450      $  24,300
  Adjustments to reconcile net income
    to net cash provided  by
    operating activities:
       Depreciation                                                      4,337          3,243          1,833
       Amortization                                                     10,707          8,603          4,499
       Net realized capital gains                                        5,306         (5,441)          (913)
       Deferred income taxes                                                87          1,720            854
       Policy acquisition costs deferred,
            net of related  amortization                                (7,241)           545         (2,542)
       Other                                                              (812)          (655)          (544)
       Changes in assets and liabilities, net of the effects
         from the consolidation with Professionals Group:
           Premiums receivable                                         (32,963)        18,726         (1,656)
           Receivable from reinsurers                                  (87,956)        (8,633)        13,306
           Prepaid reinsurance premiums                                 (1,029)        (9,496)        12,959
           Other assets, excluding capital purchases                     8,275          4,109         (1,486)
           Reserve for losses and loss
              adjustment expenses                                      180,127         21,148         (6,133)
           Unearned premiums                                            59,742          7,471          7,570
           Reinsurance premiums payable                                 13,845         12,236         (7,672)
           Other liabilities                                             9,044         (6,131)        (8,040)
           Minority interest in net income                               3,285          1,366             --
                                                                     ---------      ---------      ---------
  Net cash provided by operating activities                            176,961         61,261         36,335

INVESTING ACTIVITIES
  Purchases of:
    Fixed maturities available for sale                               (897,928)      (656,101)       (94,775)
    Equity securities available for sale                               (25,932)        (5,797)       (50,799)
  Proceeds from sale or maturities of:
    Fixed maturities available for sale                                900,641        681,219        143,715
    Equity securities available for sale                                20,235         25,286         11,048
  Net decrease (increase) in short-term investments                   (116,841)       (15,801)       (38,428)
  Cash used in consolidation,
     net of cash acquired of $72,245                                        --       (124,059)            --
  Other                                                                 (2,785)        (3,666)        (8,398)
                                                                     ---------      ---------      ---------
  Net cash used by investing activities                               (122,610)       (98,919)       (37,637)

FINANCING ACTIVITIES
  Proceeds from stock issuance                                          46,499             --             --
  Proceeds from long term debt                                              --        110,000             --
  Repayment of debt                                                    (10,000)       (27,500)            --
  Purchases of treasury stock                                               --         (1,337)        (9,557)
  Other                                                                   (707)         1,108             --
                                                                     ---------      ---------      ---------
  Net cash provided by (used by) financing activities                   35,792         82,271         (9,557)
                                                                     ---------      ---------      ---------
  Increase (decrease) in cash and cash equivalents                      90,143         44,613        (10,859)

  Cash and cash equivalents at beginning of period                      53,163          8,550         19,409
                                                                     ---------      ---------      ---------
  Cash and cash equivalents at end of period                         $ 143,306      $  53,163      $   8,550
                                                                     =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Net cash (received) paid during the year for income taxes          $  (8,884)     $     706      $   1,929
                                                                     =========      =========      =========

  Net cash paid during the year for interest                         $   2,714      $   2,442      $      --
                                                                     =========      =========      =========

See accompanying notes.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



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

Certain reclassifications have been made to conform the 2001 financial statements to the 2002 presentation. These changes had no effect on previously reported results of operations or shareholders' equity.

The significant accounting policies followed by ProAssurance that materially affect financial reporting are summarized in these notes to the consolidated financial statements.

SEGMENT INFORMATION

ProAssurance operates in the United States of America and in two reportable industry segments. As discussed in Note 3, the professional liability segment principally provides professional and general liability insurance for providers of health care services, and to a lesser extent, providers of legal services. The personal lines segment provides private passenger automobile, homeowner, boat, and umbrella insurance products primarily for educational employees and their families exclusively in the state of Michigan.

INVESTMENTS

ProAssurance considers all fixed maturity and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and reported, net of tax effect, in stockholders' equity as "Accumulated other comprehensive income (loss)" until realized. ProAssurance invests only in fixed income securities that are investment grade at the time of purchase.

Investment income includes amortization of premium and accretion of discount related to debt securities acquired at other than par value. Debt securities and mandatorily redeemable preferred stock with maturities beyond one year when purchased are classified as fixed maturities.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31,2002


1. ACCOUNTING POLICIES (CONTINUED)

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

In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ProAssurance evaluates its investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of an available-for-sale security below cost judged to be other than temporary is recognized as a loss in the then current period and reduces the cost basis of the security. In subsequent periods, ProAssurance measures any gain or loss or decline in value against the adjusted cost basis of the security. The following factors are considered in determining whether an investment's decline is other than temporary:

         - the extent to which the market value of the security is less than its cost basis

         - the length of time for which the market value of the security has been less than its cost basis

         - the financial condition and near-term prospects of the security's issuer, taking into consideration the economic prospects of the issuers' industry and geographical region, to the extent that information is publicly available

         - ProAssurance's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

REAL ESTATE

Property and certain leasehold improvements are classified as investment real estate. All balances are stated on the basis of cost. Depreciation is computed over their estimated useful lives using the straight-line method. Accumulated depreciation was approximately $7.9 million and $6.9 million at December 31, 2002 and 2001, respectively. Rental income and expenses are included in net investment income.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated balance sheets and statements of cash flows, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31,2002


1. ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (i.e., goodwill). In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill can no longer be amortized. It must, however, be tested annually for impairment. ProAssurance regularly reviews its goodwill and other intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger an impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

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

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses represents management's estimates, using methods it considers reasonable and appropriate, of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed, and any adjustments which become necessary, are included in current operations.

RECOGNITION OF REVENUES

Insurance premiums are recognized as revenues pro rata over the terms of the policies.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31,2002


1. ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," ProAssurance elected to continue use of Accounting Principles Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees" to measure employee stock compensation expense with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

The fair value method of SFAS 123 measures stock-based compensation expense based on the fair value of options on the date of grant. During 2002, the ProAssurance granted 415,000 stock options; no stock options were granted in 2001 and 2000. Had ProAssurance's determined compensation expense for these options using the fair value method of SFAS No. 123 net income would have been reduced by $0.6 million, or $0.2 earnings per share (basic and diluted) in 2002. There would be no effect on net income or earnings per share in 2000 or 2001. The effect on net income for 2002 is not representative of the pro forma effect on net income for future years because additional stock option awards could be made in future years.

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

ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. The FASB has also issued SFAS No. 142 "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. See Note 10 for the effects of ProAssurance's adoption of SFAS Nos. 141 and 142.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 148 became effective for financial statements for fiscal years ending after December 15, 2002. ProAssurance has adopted the provisions of SFAS 148.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31,2002


2. CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP

ProAssurance Corporation began operations on June 27, 2001 in a transaction referred to hereafter as the consolidation ("consolidation").

The consolidation of Medical Assurance, Inc. into ProAssurance was in the form of a corporate reorganization and was treated in a manner similar to a pooling of interests. Upon consummation of the consolidation, each outstanding share of Medical Assurance common stock, par value $1.00 per share, was converted into one share of ProAssurance common stock, par value $0.01 per share. Approximately
22.6 million ProAssurance shares were issued to Medical Assurance shareholders.

The consolidation of Professionals Group, Inc. into ProAssurance was treated as a purchase transaction. Each outstanding share of Professionals Group common stock was converted into the right to receive, at the holder's election, either
(a) 0.897 of a share of ProAssurance common stock plus $13.47 in cash, or (b) $27.47 in cash. Aggregate consideration paid to the Professionals Group shareholders consisted of approximately $196 million in cash and 3.2 million shares of ProAssurance common stock, valued at approximately $50 million. The fair value of ProAssurance shares issued was $15.59 per share based on the average Medical Assurance common stock price for a few days prior to June 27, 2001. ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110 million term loan facility (see Note 12) and with internal funds generated from dividends paid to ProAssurance by Medical Assurance and Professionals Group at the time of closing.

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

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002


2. CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP (CONTINUED)


ProAssurance was required to incorporate Professionals Group's activity commencing upon the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred on January 1, 2001 after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition and lower investment income due to cash used to fund a portion of the consolidation, and related tax effects. Professionals Group's nonrecurring and transaction related expenses were excluded from the pro forma financial information. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results (in thousands, except per share data).


                                     ProForma Results
                                       Year Ended
                                    December 31, 2001
                                    -----------------
Revenues                               $ 533,310
                                       ==========

Net loss                               $  (4,992)
                                       ==========

Net loss per share:
   Basic and diluted                   $   (0.18)
                                       ==========

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002


3. SEGMENT INFORMATION


ProAssurance operates in the United States of America and, prior to the consolidation, operated in only one reportable industry segment, the professional liability insurance segment, that principally provides professional liability insurance and reinsurance for providers of health care services, and to a limited extent providers of legal services. The professional liability segment includes the operating results of four significant insurance companies:
The Medical Assurance Company, Inc. ("MA-Alabama"), Medical Assurance of West Virginia ("MA-West Virginia"), Inc., ProNational Insurance Company ("ProNational"), and Red Mountain Casualty Insurance Company, Inc. ("Red Mountain").

As a result of the consolidation, ProAssurance is now engaged in an additional segment, which is providing personal property and casualty insurance to individuals (the personal lines segment). At December 31, 2002, ProAssurance owned 84% of the stock of MEEMIC Holdings, Inc. ("MEEMIC Holdings"), a publicly traded insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its wholly-owned subsidiary, MEEMIC Insurance Company ("MEEMIC"). As discussed in Note 18 of the Consolidated Financial Statements, ProAssurance increased its ownership percentage of MEEMIC Holdings to 100% in January 2003.

The accounting policies of each segment are consistent with those described in the basis of presentation footnote of ProAssurance's consolidated financial statements. Identifiable assets of ProAssurance are primarily cash and marketable securities. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are allocated to the reportable operating segments. Other than investment income earned directly by the parent company and interest expense related to long-term debt held by the parent company, all revenues and expenses of ProAssurance are allocated to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effect of transactions between segments has been eliminated.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



3. SEGMENT INFORMATION (CONTINUED)


The table below provides a reconciliation of segment information to total consolidated information (in millions).



                                                          Year ended
                                                         December 31
                                               -------------------------------
                                                 2002                  2001
                                               --------             ----------
Revenues:
      Professional liability lines             $  393.3             $   306.8
      Personal lines                              162.4                  75.3
      Corporate investment income                   0.1                   0.5
                                               --------             ---------
            Total revenues                     $  555.8             $   382.6
                                               ========             =========

Income (loss) before cumulative
 effect of accounting change:
      Professional liability lines             $   (6.3)            $     6.8
      Personal lines                               18.6                   7.1
      Corporate                                    (1.8)                 (1.4)
                                               --------             ---------
      Total                                    $   10.5             $    12.5
                                               ========             =========

Net income (loss):
      Professional liability lines             $   (4.6)            $     6.8
      Personal lines                               18.6                   7.1
      Corporate                                    (1.8)                 (1.4)
                                               --------             ---------
      Total net income (loss)                  $   12.2             $    12.5
                                               ========             =========


                                                          Year ended
                                                         December 31
                                               -------------------------------
                                                 2002                  2001
                                               --------             ----------
Identifiable assets:
      Professional liability lines             $2,184.6             $  1,913.5
      Personal lines                              372.1                  324.7
      Corporate                                    30.0                    0.1
                                               --------             ----------
      Total assets                             $2,586.7             $  2,238.3
                                               ========             ==========

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



4. INVESTMENTS


The amortized cost and estimated fair value of fixed maturities and equity securities (in thousands) are as follows:


                                                            DECEMBER 31, 2002
                                  --------------------------------------------------------------------
                                                      Gross               Gross             Estimated
                                   Amortized        Unrealized         Unrealized              Fair
                                     Cost             Gains             (Losses)              Value
                                  ----------        ----------         -----------          ----------
U. S. Treasury securities         $  234,745         $  6,454          $       (19)         $  241,180
State and municipal bonds            399,899           17,370                 (481)            416,788
Corporate bonds                      442,653           25,260               (1,737)            466,176
Asset-backed securities              197,638            6,612                  (67)            204,183
Certificates of deposit                  570             --                   --                   570
                                  ----------         --------          -----------          ----------
                                   1,275,505           55,696               (2,304)          1,328,897
Equity securities                     77,556            4,401               (1,760)             80,197
                                  ----------         --------          -----------          ----------
                                  $1,353,061         $ 60,097          $    (4,064)         $1,409,094
                                  ==========         ========          ===========          ==========







                                                            DECEMBER 31, 2001
                                  --------------------------------------------------------------------
                                                      Gross               Gross             Estimated
                                   Amortized        Unrealized         Unrealized              Fair
                                     Cost             Gains             (Losses)              Value
                                  ----------        ----------         -----------          ----------
U. S. Treasury securities         $   58,768         $    905          $      (249)         $   59,424
State and municipal bonds            407,738            5,410               (2,149)            410,999
Corporate bonds                      423,143            9,853               (2,508)            430,488
Asset-backed securities              379,817            4,079               (3,598)            380,298
Certificates of deposit                  570             --                   --                   570
                                  ----------         --------          -----------          ----------
                                   1,270,036           20,247               (8,504)          1,281,779
Equity securities                     90,985            5,080              (10,515)             85,550
                                  ----------         --------          -----------          ----------
                                  $1,361,021         $ 25,327          $   (19,019)         $1,367,329
                                  ==========         ========          ===========          ==========

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

4. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of fixed maturities (in thousands) at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                                                                         ESTIMATED
                                                   AMORTIZED               FAIR
                                                     COST                  VALUE
                                                  ----------            ----------
Due in one year or less                           $   49,189            $   49,993
Due after one year through five years                349,006               361,789
Due after five years through ten years               372,554               395,162
Due after ten years                                  307,118               317,770
Asset-backed securities                              197,638               204,183
                                                  ----------            ----------
                                                  $1,275,505            $1,328,897
                                                  ==========            ==========

Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 2002.

Amounts of investment income by investment category (in thousands) are as follows:

                                                  Year ended December 31
                                    2002                 2001                 2000
                                  --------             --------             --------
Fixed maturities                  $ 73,008             $ 52,419             $ 34,370
Equities                             3,435                3,062                3,408
Real estate                          1,428                1,496                1,472
Short-term investments               2,922                4,786                3,961
Other                                  174                1,237                  852
                                  --------             --------             --------
                                    80,967               63,000               44,063
Investment expenses                 (4,049)              (3,218)              (2,613)
                                  --------             --------             --------
Net investment income             $ 76,918             $ 59,782             $ 41,450
                                  ========             ========             ========

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

4. INVESTMENTS (CONTINUED)

Net realized investment gains and losses, including other than temporary impairments, are as follows (in thousands):

                                                                Year ended December 31
                                                    2002                2001                 2000
                                                  --------             -------             -------
Gross gains                                       $ 26,040             $ 8,619             $ 3,542
Gross losses                                       (10,042)             (2,769)             (2,629)
Other than temporary impairments                   (21,304)               (409)                 --
                                                  --------             -------             -------

Net realized investment (losses) gains            $ (5,306)            $ 5,441             $   913
                                                  ========             =======             =======

The above gains and losses are primarily derived from sales of investment securities and impairments. These realized gains and losses, net of related tax expense (benefit) of ($1.9) million, $1.9 million, and $0.3 million, respectively, were reclassified from "Accumulated other comprehensive income
(loss)" included in stockholders' equity to "Net realized investment gains (losses)" in the Consolidated Statements of Income.

Proceeds from sales (excluding maturities and paydowns) of available-for-sale securities were $646.4 million, $565.3 million and $108.5 million during 2002, 2001, and 2000, respectively.

At December 31, 2002 ProAssurance had investment securities with a carrying value of $11.8 million on deposit with various state insurance departments to meet regulatory requirements.

5. REINSURANCE

         ProAssurance has various quota share, excess of loss assumption, and cession reinsurance agreements. ProAssurance generally retains the risk for losses between $250,000 and $1 million. ProAssurance reinsures individual risks above the maximum limits of its reinsurance treaties on a facultative basis whereby the reinsurer agrees to insure a particular risk up to a designated limit.

The effect of reinsurance on premiums written and earned (in thousands) is as follows:

                               2002                                2001                                 2000
                             Premiums                            Premiums                             Premiums
                     Written           Earned            Written           Earned            Written           Earned
                    ---------         ---------         ---------         ---------         ---------         ---------
Direct              $ 634,142         $ 573,423         $ 368,804         $ 358,183         $ 195,915         $ 190,664
Assumed                 2,014             2,991            20,179            23,327            27,956            25,633
Ceded                 (99,033)          (99,006)          (78,692)          (68,165)          (29,592)          (38,701)
                    ---------         ---------         ---------         ---------         ---------         ---------
Net Premiums        $ 537,123         $ 477,408         $ 310,291         $ 313,345         $ 194,279         $ 177,596
                    =========         =========         =========         =========         =========         =========

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

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

At December 31, 2002, all reinsurance recoverables are considered collectible; the amounts as shown in the accompanying consolidated balance sheets approximate the fair value of the amounts recoverable from reinsurers. As required by the various state insurance laws, reinsurance recoverables totaling approximately $12.7 million are collateralized by letters of credit or funds withheld.

At December 31, 2002 amounts due from individual reinsurers that exceed 5% of stockholders' equity are as follows (amounts in millions):

                                             Amount Due
REINSURER                                  From Reinsurer
                                           --------------
Michigan Catastrophic Claims Association       $56.8
Hannover Ruckversicherungs Ag                  $51.9
PMA Capital Insurance Company                  $35.2
General Reinsurance Corp                       $34.1
Continental Casualty Company                   $31.1
Gerling Global Reins Corp                      $28.3

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance's deferred tax liabilities and assets (in thousands) are as follows:

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

6. INCOME TAXES (CONTINUED)

                                                             December 31
                                                      2002                2001
                                                    --------            --------
Deferred tax liabilities:
     Deferred acquisition costs                      $ 7,727            $  5,420
     Unrealized gains on investments, net             19,612               2,208
     Other                                                --               4,055
                                                    --------            --------
Total deferred tax liabilities                        27,339              11,683
                                                    --------            --------

Deferred tax assets:
     Unpaid loss discount                             60,737              56,502
     Unearned premium adjustment                      17,266              12,836
     Net operating losses                              3,526              20,093
     Alternative minimum tax credits                   7,894               2,448
     Tax basis in intangibles                         10,337              10,369
     Other                                               670                  --

                                                    --------            --------
Total deferred tax assets                            100,430             102,248
                                                    --------            --------
Net deferred tax assets                             $ 73,091            $ 90,565
                                                    ========            ========

In the opinion of management, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

6. INCOME TAXES (CONTINUED)

A reconciliation of "expected" income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements (in thousands) follows:

                                                                   Year ended December 31
                                                        2002                2001               2000
                                                      -------             -------             -------
Computed "expected" tax expense                       $ 4,764             $ 3,839             $ 9,905
Tax-exempt municipal and state bond income             (5,757)             (6,544)             (6,082)
Other                                                     805                (142)                177
                                                      -------             -------             -------

Total                                                 $  (188)            $(2,847)            $ 4,000
                                                      =======             =======             =======

ProAssurance, after adjustment for its tax liability for the year ended December 31, 2002, has available approximately $10.1 million in Federal tax loss carryforwards that will expire in the year 2021 and approximately $7.9 million in Alternative Minimum tax credit carryforwards that can be applied against any future regular tax payable. The Alternative Minimum tax credit carryforwards have no expiration date.

7. DEFERRED POLICY ACQUISITION COSTS

Underwriting and insurance costs directly related to the production of new and renewal premiums are considered as acquisition costs and are capitalized and amortized to expense over the period in which the related premiums are earned. As is common practice within the industry, reinsurance ceding commissions due ProAssurance are considered as a reduction of acquisition costs, and therefore reduce the total amount capitalized.

Amortization of deferred acquisition costs amounted to approximately $41.8 million, $37.8 million, and $21.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $22.7 million and $15.5 million at December 31, 2002 and 2001, respectively.

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

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



8. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

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

ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance obtains an independent actuarial review of the reserves for losses and LAE of each insurance subsidiary. The independent actuaries prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserves for losses and LAE. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary's certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

8. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

Activity in the reserve for losses and loss adjustment expenses (reserves) is summarized as follows (in thousands):

                                                                    2002                    2001                  2000
                                                                -----------             -----------             ---------
Balance, beginning of year                                      $ 1,442,341             $   659,659             $ 665,792
Less reinsurance recoverables                                       374,056                 166,202               179,508
                                                                -----------             -----------             ---------
Net balance, beginning of year                                    1,068,285                 493,457               486,284

Net reserves acquired from Professionals Group                           --                 557,284                    --

Incurred related to:
  Current year                                                      439,600                 303,387               178,210
  Prior years                                                         8,429                  13,818               (12,500)
  Change in death, disability and retirement reserve                                        (18,647)              (10,000)
                                                                -----------             -----------             ---------
Total incurred                                                      448,029                 298,558               155,710

Paid related to:
  Current year                                                      (84,376)               (137,121)              (14,909)
  Prior years                                                      (271,482)               (143,893)             (133,628)
                                                                -----------             -----------             ---------
Total paid                                                         (355,858)               (281,014)             (148,537)
                                                                -----------             -----------             ---------
Net balance, end of year                                          1,160,456               1,068,285               493,457
Plus reinsurance recoverables                                       462,012                 374,056               166,202
                                                                -----------             -----------             ---------
Balance, end of year                                            $ 1,622,468             $ 1,442,341             $ 659,659
                                                                ===========             ===========             =========

Professional liability reserves comprise a substantial portion of ProAssurance's reserves. Professional liability reserves established in the early 1990's were strongly influenced by the dramatically increased frequency and severity experienced by ProAssurance, and the industry as a whole, during the mid-1980's. As a result, ProAssurance established prudent accident year reserves, resulting in accident year loss ratios in excess of 100% of earned premium. Some of these trends moderated, and in some cases, reversed, which in the past has resulted in the recognition of redundancies related to prior accident year reserves.

The professional liability legal environment has deteriorated once again during the past several years. Beginning in 2000, ProAssurance recognized adverse trends in claim severity, causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed during 2000 and some amount of adverse development occurred during 2002 and 2001. ProAssurance's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

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

10. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

SFAS No. 141 eliminated the pooling-of-interest method of accounting for business combinations. This statement also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. SFAS No. 142 requires goodwill and intangible assets that have indefinite useful lives to be tested at least annually for impairment. If goodwill and intangible assets are deemed to be impaired, the change is included in then current operations. ProAssurance adopted SFAS Nos. 141 and 142 effective January 1, 2002.

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

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

10. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The table below presents comparative income for the years ended December 31, 2002 and 2001, reflecting the pro forma effects of SFAS Nos. 141 and 142 on 2001 data:

                                                                Year ended
                                                                December 31
                                                         --------------------------
                                                          2002               2001
                                                         -------            -------
Reported income before cumulative
         effect of accounting change                     $10,513            $12,450

Amortization of deferred credits,
                 net of goodwill amortization                 --                154
                                                         -------            -------

Adjusted income before cumulative
         effect of accounting change                     $10,513            $12,604
                                                         =======            =======

Adoption of SFAS Nos. 141 and 142 did not have a significant per share effect.

At December 31, 2002 goodwill and intangible assets from business combinations, net of accumulated amortization, are approximately $23.3 million. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

11. PENSION PLANS

ProAssurance and its subsidiaries currently maintain several defined contribution employee benefit plans that are intended to provide additional income to eligible employees upon retirement. ProAssurance's contributions to these plans are primarily based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. ProAssurance's expense under all benefit plans was $3.1 million, $2.3 million, and $1.2 million in 2002, 2001 and 2000, respectively.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

12. LONG-TERM DEBT

On June 27, 2001, ProAssurance borrowed $110 million under a term loan facility in order to fund the consolidation. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate as elected from time to time by ProAssurance. At December 31, 2002 the interest rate was 2.9%.

The debt requires quarterly principal repayments of $2.5 million. Beginning in 2003, ProAssurance must also repay an additional annual installment equal to 50% of the adjusted parent-only annual cash flow for the prior fiscal year, up to a maximum of $15 million. ProAssurance has made all required quarterly repayments on the loan and also made a $22.5 million optional prepayment on the loan in September 2001. The required 2003 annual repayment based on adjusted parent only cash flow is $0.

Excluding any required annual cash flow repayments, the aggregate remaining amounts of maturities of long-term debt for the next five years are as follows:
$10 million each year from 2003 to 2005, and in 2006 the remaining balance becomes due on May 31.

The term loan is part of a credit facility provided to ProAssurance by a bank syndicate under the terms of a credit agreement that also provides for a line of credit in the amount of $40 million. ProAssurance has not borrowed any funds under the revolving line of credit. Should ProAssurance choose to do so, the borrowed funds are repayable when the line expires in May 2003. ProAssurance expects to renew the line at its expiration date.

The credit facility, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants, including:

         -        a consolidated debt coverage ratio of 3.0 to 1;

         -        minimum consolidated tangible net worth equal to the sum of
                  (i) 90% of the consolidated net worth of ProAssurance as of June 30, 2001, and (ii) 75% of cumulative consolidated net income after June 30, 2001;

         -        a consolidated fixed charge coverage ratio of 1.5 to 1;

         - a funded debt to adjusted statutory capital ratio of 0.35 to 1; and

         - maintenance of statutory Risk-Based Capital ratios (as defined by the NAIC) of 3.5 to 1 by two of its insurance companies, The Medical Assurance Company, Inc. and ProNational Insurance Company, Inc.

As of December 31, 2002, ProAssurance was in compliance with the aforementioned loan covenants.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

13. STOCKHOLDERS' EQUITY

On November 13, 2002, ProAssurance sold 2.65 million shares at an offering price of $16.55 per share. The offering generated net proceeds of $40.6 million. ProAssurance used the net proceeds from the sale of the newly issued shares to support the growth of its professional liability insurance business and for general corporate purposes. The underwriting agreement granted the underwriters a thirty-day over-allotment option for up to 375,000 shares that was exercised on December 4, 2002 and that generated additional net proceeds of $5.9 million.

At December 31, 2002 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At December 31, 2002, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

At December 31, 2002 approximately 2.1 million of ProAssurance's authorized shares of common stock are reserved by the Board of Directors of ProAssurance for the award or issuance of shares under the ProAssurance Incentive Compensation Stock Plan and the Professionals Group, Inc.'s 1996 Long-term Stock Incentive Plan, as discussed in Note 14.

"Accumulated other comprehensive income (loss)" shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains (losses) on securities available for sale, net of taxes.

14. STOCK OPTIONS

ProAssurance has an Incentive Compensation Stock Plan (the "ProAssurance Plan") available to provide performance-based compensation to employees of ProAssurance and its subsidiaries. All terms and conditions of any grants under the ProAssurance Plan are at the discretion of the compensation committee. During 2002, the ProAssurance Plan granted 415,000 stock options, 83,000 of which are exercisable as of December 31, 2002. No stock options were granted in 2001 and 2000. All options have been granted at a price equal to the market price of the stock on the date of grant. The stock options that were granted during 2002 vest at a rate of 20% each July 15, beginning with July 15, 2002 and expire after ten years. The remaining options expire in ten years and were fully vested at the grant date.

Additionally, as a part of the consolidation with Professionals Group, ProAssurance assumed all options previously granted under Professionals Group, Inc.'s 1996 Long-term Stock Incentive Plan. Each outstanding and unexercised option was converted into an option to purchase 1.76 shares of ProAssurance Common Stock at an option price to be determined by dividing the option price for the subject share of Professionals Group common stock by the exchange ratio of 1.76, resulting in 458,680 options outstanding after conversion. The options assumed were fully vested. No additional options are expected to be issued related to the Professionals Group, Inc.'s 1996 Long-term Stock Incentive Plan.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

14. STOCK OPTIONS (CONTINUED)

Information regarding ProAssurance outstanding options under both plans for the year ending December 31, 2002 follows:

                                                                   2002
                                                       ------------------------------
                                                                             WEIGHTED
                                                                              AVERAGE
                                                                             EXERCISE
                                                         SHARES               PRICE
                                                       ----------            --------
         Outstanding at beginning of year                 719,313             $20.82

         Granted                                          415,000             $16.80
         Exercised                                        (31,276)            $15.54
         Canceled                                              --                 --
                                                       ----------             ------
         Outstanding at end of year                     1,103,037             $19.46
                                                       ==========             ======
         Options exercisable at end of year               771,037             $20.60
                                                       ==========             ======

Outstanding ProAssurance options as of December 31, 2002 consisted of the following:

                                  OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
        ----------------------------------------------------------------------          ------------------------
                                                   WEIGHTED
             RANGE                                  AVERAGE           WEIGHTED                          WEIGHTED
              OF                                   REMAINING          AVERAGE                           AVERAGE
           EXERCISE                               CONTRACTUAL         EXERCISE                          EXERCISE
            PRICES                 NUMBER             LIFE              PRICE            NUMBER           PRICE
        --------------           ---------        -----------         --------          -------         --------
        $9.23 - $26.03           1,103,037         6.8 years           $ 19.46          771,037          $ 20.60
                                 =========         =========           =======          =======          =======

The fair value of options granted during 2002 was $6.97 per share, and was estimated using the Black-Scholes option pricing model based on the following weighted average assumptions: risk-free interest rate of 4.6%; volatility of 0.34; expected life of 6 years; and dividend yield of 0%.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

14. STOCK OPTIONS (CONTINUED)

ProAssurance applies APB Opinion 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, ProAssurance's net income would have been reduced by $0.6 million, or $0.02 earnings per share (basic and diluted) in 2002. There would be no effect on net income or earnings per share in 2000 or 2001. The effect on net income for 2002 is not representative of the pro forma effect on net income for future years because additional stock option awards could be made in future years.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

15. EARNINGS PER SHARE

The following represents a reconciliation from the basic to the diluted numerator and denominator used in calculating the diluted earnings per share:

                                                                 Year ended December 31
                                                     2002                 2001                2000
                                                   --------             --------             -------
BASIC EARNINGS PER SHARE CALCULATION:
  Numerator:
  Income before cumulative effect
    of accounting change                           $ 10,513             $ 12,450             $24,300
  Cumulative effect of accounting change              1,694                   --                  --
                                                   --------             --------             -------
  Net income                                       $ 12,207             $ 12,450             $24,300
                                                   ========             ========             =======
  Denominator:
  Weighted average number of
    common shares outstanding                        26,231               24,263              23,291
                                                   ========             ========             =======

  Basic earnings per share:
  Income before cumulative effect
    of accounting change                           $   0.40             $   0.51             $  1.04
  Cumulative effect of accounting change               0.07                   --                  --
                                                   --------             --------             -------
  Net income                                       $   0.47             $   0.51             $  1.04
                                                   ========             ========             =======

DILUTED EARNINGS PER SHARE CALCULATION:
  Numerator:
  Income before cumulative effect
    of accounting change                           $ 10,513             $ 12,450             $24,300
  Effect of MEEMIC Holdings stock
    options on minority interest                       (210)                 (82)                 --
                                                   --------             --------             -------
  Income before cumulative effect
    of accounting change -- diluted
    computation                                      10,303               12,368              24,300
  Cumulative effect of accounting change              1,694                   --                  --
                                                   --------             --------             -------
  Net income -- diluted computation                $ 11,997             $ 12,368             $24,300
                                                   ========             ========             =======

  Denominator:
  Weighted average number of
    common shares outstanding                        26,231               24,263              23,291
  Assumed conversion of dilutive stock
    options and awards                                   23                    4                  --
                                                   --------             --------             -------
  Diluted weighted average number of
    common shares outstanding                        26,254               24,267              23,291
                                                   ========             ========             =======

  Diluted earnings per share:
  Income before cumulative effect
    of accounting change                           $   0.39             $   0.51             $  1.04
  Cumulative effect of accounting change               0.07                   --                  --
                                                   --------             --------             -------
  Net income                                       $   0.46             $   0.51             $  1.04
                                                   ========             ========             =======

Approximately 411,000, 588,000 and 399,000 employee stock options were excluded from the computation of diluted earnings per share for the years ending December 31, 2002, 2001 and 2000, respectively, because the effect of including the options would have been antidilutive.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

16. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

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

The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2002, statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Statutory surplus and net income (loss) for each of ProAssurance's insurance subsidiaries for the years ended December 31, 2002 and 2001 are as follows (in thousands):

                                                                              Statutory
                                                     Statutory Surplus    Net Income (Loss)
                                                           as of         for the year ended
                                                     December 31, 2002    December 31, 2002
                                                     -----------------   ------------------
The Medical Assurance Company, Inc.                      $193,335            $(19,096)
ProNational Insurance Company                             196,955               9,915
Red Mountain Casualty Insurance Company, Inc.              15,829                 767
Medical Assurance of West Virginia, Inc.                    9,998                 563
MEEMIC Insurance Company                                   95,514              15,870

                                                                              Statutory
                                                     Statutory Surplus    Net Income (Loss)
                                                           as of         for the year ended
                                                     December 31, 2001   December 31, 2001**
                                                     -----------------   -------------------
The Medical Assurance Company, Inc.                      $172,841            $ (5,874)
ProNational Insurance Company                             175,874              18,966
Red Mountain Casualty Insurance Company, Inc.              12,007                 203
Medical Assurance of West Virginia, Inc.                   10,301               1,918
MEEMIC Insurance Company                                   80,093               7,017

**ProNational Insurance Company, ProNational Casualty Company (now known as Red Mountain Casualty Insurance Company, Inc.) and MEEMIC Insurance Company were acquired as a result of the consolidation with Professionals Group and are included in the consolidated results of operations only since the date of consolidation. The statutory income shown in the table is the income for the period since June 27, 2001.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

16. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS (CONTINUED)

Consolidated retained earnings are comprised primarily of subsidiaries' retained earnings. ProAssurance's insurance subsidiaries are permitted to pay dividends of approximately $40 million during the next year without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts) for 2002 and 2001:


                                                                               2002
                                                  1st                2nd                3rd                  4th
                                               --------           --------           ---------            --------
Net premiums earned                            $110,489           $113,594           $ 121,947            $131,378
Net losses and LAE                              107,199            107,064             115,868             117,898
Income (loss) before cumulative effect            1,978              1,084              (4,524)             11,975
Net income (loss)                                 3,672              1,084              (4,524)             11,975
Basic earnings per share:
Income before cumulative effect                    0.08               0.04               (0.18)               0.44
Diluted earnings per share:
Income before cumulative effect                    0.08               0.04               (0.18)               0.43

                                                                               2001
                                                  1st                2nd                3rd                  4th
                                                -------            -------            --------            --------
Net premiums earned                             $49,545            $46,677            $105,492            $111,631
Net losses and LAE                               46,986             43,803             101,339             106,430
Income before cumulative effect                   2,273              2,987               2,936               4,254
Net income                                        2,273              2,987               2,936               4,254
Basic and diluted earnings per share               0.10               0.13                0.11                0.16

The sum of the above amounts may vary from the annual amounts because of rounding.

                   ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2002

18. SUBSEQUENT EVENTS

At December 31, 2002 ProAssurance indirectly owned 84% of MEEMIC Holdings. On January 29, 2003 MEEMIC Holdings, the parent company of MEEMIC Insurance Company, purchased all of the issued and outstanding shares of its common stock, other than those held by ProAssurance's subsidiary, ProNational Insurance Company (ProNational). MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire all of the 1,062,298 shares of its common stock not owned by ProNational, to pay for outstanding options for 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
              SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN
                        INVESTMENTS IN RELATED PARTIES
                               December 31, 2002
                                (in thousands)

                                               Cost                                  Amount
                                                or                                  at Which
                                             Amortized             Fair           Shown in the
        Type of Investment                     Cost                Value          Balance Sheet
        ------------------                  ----------          ----------        -------------
Fixed Maturities:
  Bonds:
    U.S. Treasury securities .....          $  234,745          $  241,180          $  241,180
    State and municipal bonds ....             399,899             416,788             416,788
    Corporate bonds ..............             442,653             466,176             466,176
    Asset-backed securities ......             197,638             204,183             204,183
    Certificates of deposit ......                 570                 570                 570
                                            ----------          ----------          ----------
        Total fixed maturities ...           1,275,505          $1,328,897           1,328,897
                                                                ==========
Equity securities ................              77,556          $   80,197              80,197
                                                                ==========
Real estate, net .................              17,549                                  17,549
Short-term investments ...........             252,854                                 252,854
                                            ----------                              ----------
        Total investments ........          $1,623,464                              $1,679,497
                                            ==========                              ==========

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           PROASSURANCE CORPORATION
                   CONDENSED BALANCE SHEETS--REGISTRANT ONLY
                                (IN THOUSANDS)

                                                                           December 31
                                                                  ----------------------------
                                                                    2002                2001
                                                                  --------            --------
Assets

Investment in subsidiaries - at equity                            $532,119            $481,444
Cash                                                                30,013                  47
Other assets                                                        19,467              19,754
                                                                  --------            --------
                                                                  $581,599            $501,245
                                                                  ========            ========

Liabilities and stockholders' equity

Payable to subsidiaries                                           $  3,506            $  4,960
Other liabilities                                                      399                 554
Long-term debt                                                      72,500              82,500


Stockholders' equity
     Common stock                                                      290                 259
     Other stockholders' equity, including unrealized
         gains or losses on securities of subsidiaries             504,904             412,971
                                                                  --------            --------
Total stockholders' equity                                         505,194             413,231
                                                                  --------            --------
                                                                  $581,599            $501,245
                                                                  ========            ========

                           PROASSURANCE CORPORATION
                CONDENSED STATEMENTS OF INCOME--REGISTRANT ONLY
                                (IN THOUSANDS)

                                                              Year ended December 31
                                                          -----------------------------
                                                            2002                 2001
                                                          --------             --------
Revenues:
Investment income                                         $     57             $    440

Expenses:
Interest expense                                             2,875                2,591
Other expenses                                               1,441                  466
                                                          --------             --------
                                                             4,316                3,057
Loss before income tax (benefit) and equity in
    undistributed net income of subsidiaries                (4,259)              (2,617)
Federal and state income tax (benefit)                      (1,491)                (835)
                                                          --------             --------
Loss before equity in
    net income of subsidiaries                              (2,768)              (1,782)
Equity in net income of subsidiaries                        14,975               14,232
                                                          --------             --------
Net income                                                $ 12,207             $ 12,450
                                                          ========             ========

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
                            SCHEDULE II --CONTINUED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            PROASSURANCE CORPORATION
              CONDENSED STATEMENTS OF CASH FLOWS--REGISTRANT ONLY
                          DECEMBER 31, 2002 AND 2001
                                (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31
                                                     ------------------------------
                                                       2002                  2001
                                                     --------             ---------
Cash used by operating activities                    $ (6,533)            $  (2,325)

Investing activities
  Cash distribution to
     Professionals Group shareholders                      --              (196,304)
  Cash dividends from subsidiaries                         --               116,274
  Cash received from stock offering                    46,499                    --
                                                     --------             ---------
                                                       46,499               (80,030)
                                                     --------             ---------
Financing activities
     Proceeds from long term debt                          --               110,000
     Principal payments on long-term debt             (10,000)              (27,500)
    Other                                                  --                   (98)
                                                     --------             ---------
                                                      (10,000)               82,402
                                                     --------             ---------

Increase in cash                                       29,966                    47

Cash, beginning of period                                  47                    --
                                                     --------             ---------

Cash, end of period                                  $ 30,013             $      47
                                                     ========             =========

Notes to Condensed Financial Statements

1.       Formation of ProAssurance Corporation

ProAssurance Corporation was formed in October 2000 as a holding company (ProAssurance Holding Company) for the purpose of consolidating Medical Assurance, Inc. (Medical Assurance) and Professionals Group, Inc. (Professionals Group). ProAssurance Holding Company did not commence operations until completion of the consolidation on June 27, 2001. The consolidation of ProAssurance Holding Company and Medical Assurance was in the form of a corporate reorganization and was accounted for in a manner similar to a pooling of interests. The consolidation was a non-cash transaction whereby one share of ProAssurance common stock was exchanged for each outstanding share of Medical Assurance stock. The consolidation with Professionals Group was accounted for as a purchase transaction and involved the exchange of ProAssurance stock and cash, or cash only, as elected by the shareholder, for each share of Professionals Group stock.

2.       Basis of Presentation

ProAssurance Holding Company's initial investment in Medical Assurance is valued at the net book value of Medical Assurance on the consolidation date, June 27, 2001. The consolidation with Professionals Group was accounted for as a purchase transaction and involved the exchange of ProAssurance stock and cash, or cash only, as elected by the shareholder, for each share of Professionals Group stock. ProAssurance Holding Company's initial investment in Professionals Group is valued at the fair value of the net assets acquired on the consolidation date of June 27, 2001. At December 31, 2002 and 2001 ProAssurance Holding Company's investment in subsidiaries is stated at the initial values described plus equity in the undistributed earnings of subsidiaries since the date of acquisition less dividends received from the subsidiaries. Goodwill of approximately $18.2 million was recorded related to the consolidation with Professionals Group and is included in other assets. The parent-only financial statements should be read in conjunction with ProAssurance's consolidated financial statements.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
                            SCHEDULE II --CONTINUED
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3.       Related Party Transactions

ProAssurance Holding Company received no cash dividends during 2002 and received cash dividends of $70.8 million from Medical Assurance and $41.6 million from Professionals Group during the year ended December 31, 2001.

All of ProAssurance Holding Company's treasury shares are owned by its subsidiaries. In the parent-only financial statements, stockholders' equity has been reduced by the cost of these treasury shares and ProAssurance Holding Company's investment in subsidiaries has been reduced by the cost of the treasury shares owned by the subsidiaries.

4.       Income Taxes

Under terms of ProAssurance's tax sharing agreement with its subsidiaries, income tax provisions for individual companies are computed on a separate company basis.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (IN THOUSANDS)

                                                                      2002                  2001                 2000
                                                                   ----------            ----------            --------
Deferred policy acquisition costs .....................            $   22,729            $   15,489            $ 10,350
Reserve for losses and loss adjustment expenses .......             1,622,468             1,442,341             659,659
Unearned premiums .....................................               248,371               188,630              78,495
Net premiums earned ...................................               477,408               313,345             177,596
Premiums assumed from other companies .................                 2,991                23,327              25,633
Net investment income .................................                76,918                59,782              41,450
Net losses and loss adjustment expenses ...............               448,029               298,558             155,710
Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs                 41,800                37,792              21,077
     Other underwriting, acquisition
          and insurance expenses ......................                49,453                32,645              17,502
Net premiums written ..................................               537,123               310,291             194,279

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                             (DOLLARS IN THOUSANDS)

                                                 2002                   2001                    2000
                                               ---------              ---------              ---------
PROPERTY & CASUALTY
Premiums earned                                $ 573,091              $ 357,394              $ 185,141
Premiums ceded                                   (98,918)               (67,650)               (33,549)
Premiums assumed                                   2,516                  7,129                 11,312
                                               ---------              ---------              ---------

          Net premiums earned                  $ 476,689              $ 296,873              $ 162,904
                                               =========              =========              =========

Percentage of amount assumed to net                 0.53%                  2.40%                  6.94%
                                               =========              =========              =========

ACCIDENT AND HEALTH
Premiums earned                                $     332              $     789              $   5,528
Premiums ceded                                       (88)                  (515)                (5,152)
Premiums assumed                                     475                 16,198                 14,316
                                               ---------              ---------              ---------

          Net premiums earned                  $     719              $  16,472              $  14,692
                                               =========              =========              =========

Percentage of amount assumed to net                66.06%                 98.34%                 97.44%
                                               =========              =========              =========

OTHER
Premiums earned                                       --                     --                     --
Premiums ceded                                        --                     --                     --
Premiums assumed                                      --                     --                     --
                                               ---------              ---------              ---------

          Net premiums earned                  $      --              $      --              $      --
                                               =========              =========              =========

Percentage of amount assumed to net                 0.00%                  0.00%                  0.00%
                                               =========              =========              =========

Total net premiums earned                      $ 477,408              $ 313,345              $ 177,596
                                               =========              =========              =========

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
    SCHEDULE VI - SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (IN THOUSANDS)

                                                                  2002                     2001                   2000
                                                               -----------             -----------             ---------
Deferred policy acquisition costs                              $    22,729             $    15,489             $  10,350
Reserve for losses and loss adjustment expenses                  1,622,468               1,442,341               659,659
Unearned premiums                                                  248,371                 188,630                78,495
Net premiums earned                                                477,408                 313,345               177,596
Net investment income                                               76,918                  59,782                41,450
Losses and loss adjustment expenses incurred
     related to current year, net of reinsurance                   439,600                 284,740               178,210
Losses and loss adjustment expenses incurred
     related to prior year, net of reinsurance                       8,429                  13,818               (22,500)
Amortization of deferred policy acquisition costs                   41,800                  37,792                21,077
Paid losses and loss adjustment expenses related to
     current year losses, net of reinsurance                       (84,376)               (137,121)              (14,909)
Paid losses and loss adjustment expenses related to
     prior year losses, net of reinsurance                        (271,482)               (143,893)             (133,623)

                                 EXHIBIT INDEX

Exhibit
Number   Description
------   -----------
2.1      Agreement to Consolidate by and between Medical Assurance, Inc. and
         Professionals Group, Inc. dated June 22, 2000 as amended as of
         November 1, 2000. (1)

2.2      Agreement and Plan of Merger dated as of July 9, 2002 among
         ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings
         (2)

2.2(a)   Amendment No. 1 to Agreement and Plan of Merger dated as of July 9,
         2002 among ProNational Insurance Company, MEEMIC Merger Corp. and
         MEEMIC Holdings, Inc. made on September 18, 2002

3.1(a)   Certificate of Incorporation of ProAssurance (1)

3.1(b)   Certificate of Amendment of ProAssurance (3)

3.2      Bylaws of ProAssurance (1)

4.1      Credit Agreement among ProAssurance and lending banks (4)

10.1(a) Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (3)

10.1(b) Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (5)

10.1(c)  Amendment and Assumption Agreement by and between Mutual Assurance,
         Inc. and MAIC Holdings, Inc. dated April 8, 1996 (6)

10.2     Professionals Insurance Company Management Group 1996 Long Term
         Incentive Plan (7)

10.3     MEEMIC Holdings Stock Compensation Plan (8)

10.4     MEEMIC Incentive Plan Trust (3)

10.5(a)  Release and Severance Agreement between Victor T. Adamo and
         ProAssurance (9)

10.5(b)  Amendment to Release and Severance Compensation Agreement of Victor T.
         Adamo (10)

10.5(c)  Release and Severance Agreement between William P. Sabados and
         ProAssurance (11)

10.5(d)  Release and Severance Agreement between Lynn M. Kalinowski and
         ProAssurance (11)

10.5(e)  Release and Severance Agreement between Howard H. Friedman and
         ProAssurance (10)

10.5(f)  Release and Severance Agreement between James J. Morello and
         ProAssurance (10)

10.5(g)  Release and Severance Agreement between Frank B. O'Neil and
         ProAssurance

10.6     Employment Agreement of A. Derrill Crowe, as amended (10)

10.7 Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance:

         Victor T. Adamo
         Lucian F. Bloodworth
         Paul R. Butrus
         A. Derrill Crowe
         Robert E. Flowers
         Howard H. Friedman
         Leon C. Hamrick
         Lynn M. Kalinowski
         John J. McMahon
         James J. Morello
         Drayton Nabers
         John P. North
         Frank B. O'Neil
         Ann F. Putallaz
         William P. Sabados
         William H. Woodhams

21       Subsidiaries of ProAssurance Corporation

23       Consent of Ernst & Young

99.1     Certification of Chief Executive Officer required under 18 U.S.C. ss.
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of Chief Financial Officer required under 18 U.S.C. ss.
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

(1) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-4 (Commission File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(2) Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 001-16533) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(3) Filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(4) Filed as an Exhibit to ProAssurance's Form 8-K/A for event occurring May 10, 2000 (Commission File No. 001-12129) and incorporated herein by this reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(5) Filed as an Exhibit to MAIC Holding's Registration Statement on Form S-4 (Commission File No. 33-91508) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(6) Filed as an Exhibit to MAIC Holding's Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(7) Filed as an Exhibit to Professionals Group's Registration Statement on Form S-4 (Commission File No. 333-3138) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(8) Filed as an Exhibit to MEEMIC Holding's Registration Statement on Form S-4 (Commission File No. 333-66671) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(9) Filed as an Exhibit to ProAssurance's Form 10-Q (Commission File No. 001-16533) for the quarter ended June 30, 2001 and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(10) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-3 (Commission File No. 333-100526), as amended, and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(11) Filed as an Exhibit to ProAssurance's Form 10-Q (Commission File No. 001-16533) for the quarter ended September 30, 2001 and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.