Form 10-K/A
period 2002-12-31
PROASSURANCE CORP
filed 2003-04-11
CIK 1127703

                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                  Amendment #1

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

                  This Form 10K/A has been filed to add the consent of Ernst & Young LLP with respect to the incorporation by reference of its report included herein into the ProAssurance Form S-8 registration statements and to correct certain clerical and/or typographical errors, including a correction of a typographical error related to the pro forma per share effect of FAS 123 and a clerical correction to the detailed information presented in Item 1 and Item 8 related to our December 31, 2002 fixed maturity investments. The nature of the corrections to the detailed fixed maturity security information is to reclassify certain securities from U.S. Treasury Securities and Corporate Bonds to Asset Backed Securities. The corrections appear on pages 6, 21, 34, 57, 74, 79, 80, 90, 97 and 105 of the amended report and do not result in any changes to the Financial Statements (other than Notes 1 and 4) or to the Item 6. Selected Financial Information presented in this report. The annual report of ProAssurance has been restated in its entirety in this Form 10K/A in order that the amendment and restated report can be used to satisfy the requirements of Rule 14a-3.

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

CORPORATE STRATEGY

         Our objective is to build value for our stockholders through superior underwriting of classes of business in which we have a comprehensive understanding and which offer us the opportunity to generate competitive returns on capital. We target a return on equity of 12% to 14% over the long term. Over the five years ending December 31, 2002, however, we achieved an average return on equity of 8.6%, with a high of 15.9% in 1998 and a low of 2.3% in 2002. The major elements of our strategy are:

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

         The following table reflects the amortized cost and fair market value of the investment portfolio for both of our segments at December 31, 2002:

                                                            Amortized        Estimated    Percentage of
                                                               Cost          Fair Value     Fair Value
                                                            ----------       ----------   -------------
                                                                         ($ in thousands)
           Fixed maturities

           U.S. Treasury Securities....................     $  131,542       $  135,316         10%

           State and Municipal Bonds...................        399,899          416,788         29

           Corporate Bonds.............................        396,510          418,769         30

           Asset Backed Securities.....................        346,984          357,454         25

           Certificates of Deposit.....................            570              570          *

                     Total Fixed Maturities............      1,275,505        1,328,897         94

       Equity Securities...............................         77,556           80,197          6

                     Total Investments.................     $1,353,061       $1,409,094        100%
                                                            ----------       ----------        ---

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

                                                                Estimated      Percent
                                                                Fair Value     of Total
                                                                ----------     --------
                                                                   ($ in thousands)
           Due in one year or less                              $   49,993          4%
           Due after one year through five years                   357,195         27
           Due after five years through ten years                  378,120         28
           Due after ten years                                     186,135         14
           Asset-backed securities                                 357,454         27
                                                                ----------        ---
           Total                                                $1,328,897        100%

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

         ProAssurance's insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption "Insurance Regulatory Matters - Regulation of Dividends and Other Payments from Our Operating Subsidiaries" in
Item 1 on page 25 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                    2002              2001              2000              1999              1998
                                                 ----------        ----------        ----------        ----------        ----------
                                                                      (in thousands, except per share amounts)
Gross premiums written(C)                        $  636,156        $  388,983        $  223,871        $  201,593        $  192,479
Net premiums written(C)                             537,123           310,291           194,279           156,923           141,787
Premiums earned(C)                                  576,414           381,510           216,297           207,492           195,515
Premiums ceded(C)                                   (99,006)          (68,165)          (38,701)          (43,068)          (54,199)
Net premiums earned(C)                              477,408           313,345           177,596           164,424           141,316
Net investment income(C)                             76,918            59,782            41,450            39,273            39,402
Net realized investment gains (losses)               (5,306)            5,441               913             1,787            11,281
Other income(C)                                       6,747             3,987             2,630             2,545             1,604
    Total revenues                                  555,767           382,555           222,589           208,029           193,603
Net losses and loss
    adjustment expenses(C)                          448,029           298,558           155,710           104,657            93,893
Income before cumulative effect of
    accounting change(C)                             10,513            12,450            24,300            46,700            48,523
Net income(A)(C)(D)                                  12,207            12,450            24,300            46,700            47,400
Income per share before cumulative
    effect of accounting change(B)(C)
    Basic                                        $     0.40        $     0.51        $     1.04        $     1.95        $     1.96
    Diluted                                      $     0.39        $     0.51        $     1.04        $     1.95        $     1.96
Net income per share:(B)(C)(D)
    Basic                                        $     0.47        $     0.51        $     1.04        $     1.95        $     1.92
    Diluted                                      $     0.46        $     0.51        $     1.04        $     1.95        $     1.92
Weighted average number
    of shares outstanding:(B)
    Basic                                            26,231            24,263            23,291            23,992            24,729
    Diluted                                          26,254            24,267            23,291            24,008            24,731

BALANCE SHEET DATA:
(as of December 31)
Total investments                                $1,679,497        $1,521,279        $  796,526        $  761,918        $  791,579
Total assets                                      2,586,650         2,238,325         1,122,836         1,117,668         1,132,239
Reserve for losses and
    loss adjustment expenses                      1,622,468         1,442,341           659,659           665,792           660,640
Long-term debt                                       72,500            82,500                --                --                --
Total liabilities                                 2,055,086         1,802,606           777,669           791,944           808,059
Total capital                                       505,194           413,231           345,167           325,724           324,180
Total capital per share of
    common stock outstanding(B)                  $    17.49        $    16.02        $    15.22        $    13.92        $    13.24
Common stock outstanding
    at end of year(B)                                28,877            25,789            22,682            23,401            24,477

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

         At December 31, 2002 we have a term loan balance of $72.5 million remaining from the $110 million that we borrowed in order to fund the cash requirements of the consolidation with Professionals Group. We are required to pay quarterly principal repayments of $2.5 million, and beginning in 2003, an additional annual principal payment equal to the lower of either 50% of our parent company only operating cash flow for the preceding year or $15 million. We have made all quarterly payments on the loan, and we also made a $22.5 million optional prepayment in September 2001. The term loan bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate at our election. At December 31, 2002 the interest rate was 2.9%. The required 2003 annual repayment based on parent-only adjusted cash flow is $0.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 64. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 10th day of April 2003.

                                             PROASSURANCE CORPORATION


                                             By:/s/ James J. Morello
                                                --------------------------
                                                    James J. Morello
                                                    Sr. Vice President
                                                    and Chief Accounting
                                                    Officer

                       THIS PAGE IS INTENTIONALLY BLANK.

                                 CERTIFICATIONS

I, A. Derrill Crowe, certify that:

1.       I have reviewed this annual report on Form 10-K/A of ProAssurance
Corporation;

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

Date: April 9, 2003

                                                      /s/ A. Derrill Crowe, M.D.
                                                      --------------------------
                                                      A. Derrill Crowe, M.D.
                                                      Chief Executive Officer

                                 CERTIFICATIONS

I, Howard H. Friedman, certify that:

1.       I have reviewed this annual report on Form 10-K/A of ProAssurance
Corporation;

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

Date: April 9, 2003

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

The fair value method of SFAS 123 measures stock-based compensation expense based on the fair value of options on the date of grant. During 2002, the ProAssurance granted 415,000 stock options; no stock options were granted in 2001 and 2000. Had ProAssurance's determined compensation expense for these options using the fair value method of SFAS No. 123 net income would have been reduced by $0.6 million, or $0.02 earnings per share (basic and diluted) in 2002. There would be no effect on net income or earnings per share in 2000 or 2001. The effect on net income for 2002 is not representative of the pro forma effect on net income for future years because additional stock option awards could be made in future years.

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



                                                          Year ended
                                                         December 31
                                               -------------------------------
                                                 2002                  2001
                                               --------             ----------
Revenues:
      Professional liability lines             $  393.3             $   306.8
      Personal lines                              162.4                  75.3
      Corporate (investment income)                 0.1                   0.5
                                               --------             ---------
            Total revenues                     $  555.8             $   382.6
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
                                               ========             ==========

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



4. INVESTMENTS


The amortized cost and estimated fair value of fixed maturities and equity securities (in thousands) are as follows:


                                                            DECEMBER 31, 2002
                                  --------------------------------------------------------------------
                                                      Gross               Gross             Estimated
                                   Amortized        Unrealized         Unrealized              Fair
                                     Cost             Gains             (Losses)              Value
                                  ----------        ----------         -----------          ----------
U. S. Treasury securities         $  131,542         $  3,786          $       (12)         $  135,316
State and municipal bonds            399,899           17,370                 (481)            416,788
Corporate bonds                      396,510           23,986               (1,727)            418,769
Asset-backed securities              346,984           10,554                  (84)            357,454
Certificates of deposit                  570             --                   --                   570
                                  ----------         --------          -----------          ----------
                                   1,275,505           55,696               (2,304)          1,328,897
Equity securities                     77,556            4,401               (1,760)             80,197
                                  ----------         --------          -----------          ----------
                                  $1,353,061         $ 60,097          $    (4,064)         $1,409,094
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

                                                                         ESTIMATED
                                                   AMORTIZED               FAIR
                                                     COST                  VALUE
                                                  ----------            ----------
Due in one year or less                           $   49,189            $   49,993
Due after one year through five years                344,443               357,195
Due after five years through ten years               356,134               378,120
Due after ten years                                  178,755               186,135
Asset-backed securities                              346,984               357,454
                                                  ----------            ----------
                                                  $1,275,505            $1,328,897
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

14. STOCK OPTIONS

ProAssurance has an Incentive Compensation Stock Plan (the "ProAssurance Plan") available to provide performance-based compensation to employees of ProAssurance and its subsidiaries. All terms and conditions of any grants under the ProAssurance Plan are at the discretion of the compensation committee. At December 31, 2002 there were approximately 813,000 options outstanding under the Plan. No stock options were granted in 2001 and 2000. During 2002, the ProAssurance Plan granted 415,000 stock options, 83,000 of which are exercisable as of December 31, 2002. All options have been granted at a price equal to the market price of the stock on the date of grant. The stock options that were granted during 2002 vest at a rate of 20% each July 15, beginning with July 15, 2002 and expire after ten years. The remaining options expire in ten years and were fully vested at the grant date.

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

                                               Cost                                  Amount
                                                or                                  at Which
                                             Amortized             Fair           Shown in the
        Type of Investment                     Cost                Value          Balance Sheet
        ------------------                  ----------          ----------        -------------
Fixed Maturities:
  Bonds:
    U.S. Treasury securities .....          $  131,542          $  135,316          $  135,316
    State and municipal bonds ....             399,899             416,788             416,788
    Corporate bonds ..............             396,510             418,769             418,769
    Asset-backed securities ......             346,984             357,454             357,454
    Certificates of deposit ......                 570                 570                 570
                                            ----------          ----------          ----------
        Total fixed maturities ...           1,275,505          $1,328,897           1,328,897
                                                                ==========
Equity securities ................              77,556          $   80,197              80,197
                                                                ==========
Real estate, net .................              17,549                                  17,549
Short-term investments ...........             252,854                                 252,854
                                            ----------                              ----------
        Total investments ........          $1,623,464                              $1,679,497
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

2.2      Agreement and Plan of Merger dated as of July 9, 2002 among
         ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings
         (2)

2.2(a)   Amendment No. 1 to Agreement and Plan of Merger dated as of July 9,
         2002 among ProNational Insurance Company, MEEMIC Merger Corp. and
         MEEMIC Holdings, Inc. made on September 18, 2002*

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

10.5(g)  Release and Severance Agreement between Frank B. O'Neil and
         ProAssurance*

10.6     Employment Agreement of A. Derrill Crowe, as amended (10)

10.7 Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance:*

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

21       Subsidiaries of ProAssurance Corporation*

23.1     Consent of Ernst & Young LLP

99.1     Certification of Chief Executive Officer required under 18 U.S.C. ss.
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of Chief Financial Officer required under 18 U.S.C. ss.
         1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

*        Previously filed with this report.

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