Form 10-Q
period 2003-03-31
PROASSURANCE CORP
filed 2003-05-15
CIK 1127703

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2003 or ______

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission file number 0-16533

                            ProAssurance Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                         63-1261433
-------------------------------                          ----------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation of organization)                          Identification ID No.)


 100 Brookwood Place, Birmingham, AL                                   35209
---------------------------------------                              ----------
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

As of March 31, 2003 there were 28,921,444 shares of the registrant's common stock outstanding.

                            ProAssurance Corporation
                                    Form 10Q

                               Table of Contents


Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited)
                 of ProAssurance Corporation and Subsidiaries

                 Condensed Consolidated Balance Sheets .......................             4

                 Condensed Consolidated Statements of Changes in Capital .....             5

                 Condensed Consolidated Statements of Income .................             6

                 Condensed Consolidated Statements of Comprehensive Income ...             7

                 Condensed Consolidated Statements of Cash Flows .............             8

                 Notes to Condensed Consolidated Financial Statements ........             9

   Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...................................            17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ........            29

   Item 4. Controls and Procedures ...........................................            30

Part II - Other Information

   Item 1. Legal Proceedings .................................................            31

   Item 6. Exhibits and Reports on Form 8-K ..................................            31

   Signatures ................................................................            31

   Certifications ............................................................            32

                         PART 1 - FINANCIAL INFORMATION

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         MARCH 31               December 31
                                                                           2003                     2002
                                                                        -----------             -----------

ASSETS
Investments:
   Fixed maturities available for sale, at fair value                   $ 1,552,023             $ 1,328,897
   Equity securities available for sale, at fair value                       77,845                  80,197
   Real estate, net                                                          17,530                  17,549
   Short-term investments                                                   172,433                 252,854
                                                                        -----------             -----------
Total investments                                                         1,819,831               1,679,497

Cash and cash equivalents                                                    46,429                 143,306
Premiums receivable                                                         132,528                 111,028
Receivable from reinsurers on unpaid losses
  and loss adjustment expenses                                              469,693                 462,012
Prepaid reinsurance premiums                                                 22,058                  21,294
Deferred taxes                                                               72,200                  73,091
Other assets                                                                108,531                  96,422
                                                                        -----------             -----------
                                                                        $ 2,671,270             $ 2,586,650
                                                                        ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                      $ 1,675,467             $ 1,622,468
   Unearned premiums                                                        289,879                 248,371
   Reinsurance premiums payable                                              61,474                  62,549
                                                                        -----------             -----------
Total policy liabilities                                                  2,026,820               1,933,388
Other liabilities                                                            61,272                  49,198
Long-term debt                                                               70,000                  72,500
                                                                        -----------             -----------
Total liabilities                                                         2,158,092               2,055,086

Minority interest                                                                --                  26,370

Commitments and contingencies                                                    --                      --

Stockholders' Equity:
   Common stock, par value $0.01 per share
      100,000,000 shares authorized; 29,043,209
      and 28,998,917 shares issued, respectively                                290                     290
   Additional paid-in capital                                               309,443                 308,501
   Accumulated other comprehensive gain, net of deferred tax
      expense of $19,515 and $19,612, respectively                           36,238                  35,545
   Retained earnings                                                        167,263                 160,914
                                                                        -----------             -----------
                                                                            513,234                 505,250
   Less treasury stock, at cost, 121,765 shares                                 (56)                    (56)
                                                                        -----------             -----------
Total stockholders' equity                                                  513,178                 505,194
                                                                        -----------             -----------
                                                                        $ 2,671,270             $ 2,586,650
                                                                        ===========             ===========

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    ACCUMULATED
                                                                                        OTHER
                                                                                    COMPREHENSIVE      RETAINED       OTHER CAPITAL
                                                                       TOTAL        INCOME (LOSS)      EARNINGS         ACCOUNTS
                                                                     ---------      -------------      ---------      -------------

Balance at December 31, 2002                                         $ 505,194         $ 35,545         $160,914        $308,735

Net income                                                               6,349               --            6,349              --

Change in fair value of securities available for sale, net of
reclassification adjustments and deferred taxes                           (193)            (193)              --              --

Acquisition of minority interest                                           886              886               --              --

Common stock issued for compensation                                       942               --               --             942
                                                                     ---------         --------         --------        --------
Balance at March 31, 2003                                            $ 513,178         $ 36,238         $167,263        $309,677
                                                                     =========         ========         ========        ========

                                                                                    Accumulated
                                                                                        Other
                                                                                    Comprehensive      Retained       Other Capital
                                                                       Total        Income (Loss)      Earnings         Accounts
                                                                     ---------      -------------      ---------      -------------

Balance at December 31, 2001                                         $ 413,231         $ 3,533         $148,707        $260,991

Net income                                                               3,672              --            3,672              --

Change in fair value of securities available for sale, net of reclassification adjustments, deferred taxes and minority
interest                                                                (7,760)         (7,760)              --              --

Common stock issued for compensation                                       962              --               --             962

Stock options exercised                                                      3              --               --               3
                                                                     ---------         -------         --------        --------
Balance at March 31, 2002                                            $ 410,108         $(4,227)        $152,379        $261,956
                                                                     =========         =======         ========        ========

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          Three Months Ended
                                                                                              March 31
                                                                                     ---------------------------
                                                                                       2003              2002
                                                                                     ---------         ---------

Revenues:
   Gross premiums written                                                            $ 202,660         $ 181,113
                                                                                     =========         =========

   Net premiums written                                                              $ 178,936         $ 151,800
                                                                                     =========         =========

   Premiums earned                                                                   $ 161,153         $ 132,466
   Premiums ceded                                                                       22,957            21,977
                                                                                     ---------         ---------
   Net premiums earned                                                                 138,196           110,489
   Net investment income                                                                17,248            19,202
   Net realized investment gains (losses)                                                1,007            (1,119)
   Other income                                                                          1,659             1,601
                                                                                     ---------         ---------
Total revenues                                                                         158,110           130,173

Expenses:
   Losses and loss adjustment expenses                                                 145,646           130,297
   Reinsurance recoveries                                                               20,598            23,098
                                                                                     ---------         ---------
   Net losses and loss adjustment expenses                                             125,048           107,199
   Underwriting, acquisition and insurance expenses                                     24,422            20,982
   Interest expense                                                                        578               769
                                                                                     ---------         ---------
Total expenses                                                                         150,048           128,950
                                                                                     ---------         ---------

Income (loss) before income taxes, minority interest and cumulative effect of
   accounting change                                                                     8,062             1,223

Provision for income taxes:
   Current expense (benefit)                                                               558             1,001
   Deferred expense (benefit)                                                              974            (2,160)
                                                                                     ---------         ---------
                                                                                         1,532            (1,159)
                                                                                     ---------         ---------
Income (loss) before minority interest and cumulative effect of accounting               6,530             2,382
   change

Minority interest                                                                          181               404
                                                                                     ---------         ---------
Income (loss) before cumulative effect of accounting change                              6,349             1,978
Cumulative effect of accounting change, net of tax                                          --             1,694
                                                                                     ---------         ---------
Net income (loss)                                                                    $   6,349         $   3,672
                                                                                     =========         =========

Earnings per share (basic and diluted):
   Income (loss) before cumulative effect of accounting change                       $    0.22         $    0.08
   Cumulative effect of accounting change, net of tax                                       --              0.06
                                                                                     ---------         ---------
Net income (loss)                                                                    $    0.22         $    0.14
                                                                                     =========         =========

Weighted average number of common shares outstanding:
      Basic                                                                             28,893            25,851
                                                                                     =========         =========
      Diluted                                                                           29,003            25,865
                                                                                     =========         =========

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Three Months Ended
                                                                               March 31
                                                                      ---------------------------
                                                                       2003                 2002
                                                                      -------             -------

Comprehensive income:

   Net income (loss)                                                  $ 6,349             $ 3,672
   Change in fair value of securities available for sale,
      net of deferred taxes and minority interest                         462              (8,487)
   Reclassification adjustment for realized (gains) losses
      included in income, net of deferred taxes                          (655)                727
                                                                      -------             -------
Comprehensive income (loss)                                           $ 6,156             $(4,088)
                                                                      =======             =======

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                   -------------------------------
                                                                                     2003                   2002
                                                                                   ---------             ---------

OPERATING ACTIVITIES

Net cash provided (used) by operating activities                                   $  72,522             $  55,079

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                                    (352,899)             (234,996)
Purchases of equity securities available for sale                                       (404)               (4,041)
Proceeds from sale or maturities of fixed maturities available for sale              129,116               163,961
Proceeds from sale of equity securities available for sale                             1,895                 2,906
Net decrease in short-term investments                                                80,422                37,549
Other                                                                                  8,219                   408
                                                                                   ---------             ---------

Net cash provided (used) by investing activities                                    (133,651)              (34,213)

FINANCING ACTIVITIES
Repayment of debt                                                                     (2,500)               (2,500)
Purchase of minority interest                                                        (33,248)                   --
                                                                                   ---------             ---------
Net cash provided (used) by financing activities                                     (35,748)               (2,500)

Increase (decrease) in cash and cash equivalents                                     (96,877)               18,366

Cash and cash equivalents at beginning of period                                     143,306                53,163
                                                                                   ---------             ---------
Cash and cash equivalents at end of period                                         $  46,429             $  71,529
                                                                                   =========             =========

                   ProAssurance Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2003


1.       BASIS OF PRESENTATION


         The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively "ProAssurance"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         ProAssurance grants stock options to key employees under its Incentive Compensation Stock Plan ("the ProAssurance Plan") and accounts for such stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). In compliance with APB 25, ProAssurance has not recognized compensation expense in 2003 or 2002 related to options granted under the ProAssurance Plan, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (in thousands) and earnings per share as if ProAssurance had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to options granted under the ProAssurance Plan.


                                                                                  THREE MONTHS ENDED MARCH 31
                                                                               -------------------------------
                                                                                  2003                  2002
                                                                               ----------            ---------

Net income, as reported                                                        $    6,349            $   3,672
Deduct:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
tax effects                                                                          (150)                (188)
                                                                               ----------            ---------

Pro forma net income                                                           $    6,199            $   3,484
                                                                               ==========            =========

Earnings per share:
     Basic--as reported                                                        $     0.22            $    0.14
                                                                               ==========            =========
     Basic--pro forma                                                          $     0.21            $    0.13
                                                                               ==========            =========

     Diluted--as reported                                                      $     0.22            $    0.14
                                                                               ==========            =========
     Diluted--pro forma                                                        $     0.21            $    0.13
                                                                               ==========            =========

         In 2003, ProAssurance granted 305,000 options under the plan. The options granted during 2003 have an exercise price of $22 per share. The estimated fair value of each option is $8.46, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 3.1%; volatility of 0.34; expected life of 6 years; and dividend yield of 0%.

2.       SEGMENT INFORMATION

         ProAssurance operates in the United States of America in two reportable industry segments: the professional liability insurance segment and the personal lines segment.

         The professional liability insurance segment principally provides professional liability insurance and reinsurance for providers of health care services, and to a limited extent, providers of legal services. The professional liability segment includes the operating results of four significant insurance companies: The Medical Assurance Company, Inc., Medical Assurance of West Virginia Inc., ProNational Insurance Company (ProNational), and Red Mountain Casualty Insurance Company, Inc.

         The personal lines segment provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through a single insurance company, MEEMIC Insurance Company, Inc. ("MEEMIC").

         The accounting policies of each segment are consistent with those described in Note 1. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are allocated to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense related to long-term debt held by the parent company, all revenues and expenses of ProAssurance are allocated to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effects of transactions between segments have been eliminated.

         The table below provides a reconciliation of segment information to total consolidated information (in thousands).

                                                                          THREE MONTHS ENDED MARCH 31
                                                                        -------------------------------
                                                                          2003                  2002
                                                                        ---------             ---------

Revenues:
   Professional liability lines                                         $ 114,874             $  92,603
   Personal lines                                                          43,174                37,570
   Corporate investment income                                                 62                    --
                                                                        ---------             ---------
Total revenues                                                          $ 158,110             $ 130,173
                                                                        =========             =========

Income (loss) before cumulative effect of accounting change:
   Professional liability lines                                         $   1,805             $     327
   Personal lines                                                           4,879                 2,151
   Corporate                                                                 (335)                 (500)
                                                                        ---------             ---------
    Total                                                               $   6,349             $   1,978
                                                                        =========             =========

Net income (loss):
    Professional liability lines                                        $   1,805             $   2,021
    Personal lines                                                          4,879                 2,151
    Corporate                                                                (335)                 (500)
                                                                        ---------             ---------
    Total net income (loss)                                             $   6,349             $   3,672
                                                                        =========             =========


                                           MARCH 31 2003       DECEMBER 31 2002
                                           -------------       ----------------

Identifiable Assets:
    Professional liability lines            $2,308,662            $2,184,551
    Personal lines                             361,913               372,086
    Corporate                                      695                30,013
                                            ----------            ----------
    Total assets                            $2,671,270            $2,586,650
                                            ==========            ==========

3.       INVESTMENTS

         The amortized cost of fixed maturities and equity securities available for sale was $1.574 billion and $1.353 billion at March 31, 2003 and December 31, 2002, respectively. Operating results for the three months ended March 31, 2003 and 2002 included the following (in thousands):


                                                      THREE MONTHS ENDED MARCH 31
                                                    ------------------------------
                                                      2003                  2002
                                                    --------             ---------

Proceeds from sales excluding maturities
   and paydowns                                     $ 79,384             $ 114,214

Gross realized gains                                   1,827                 1,946
Gross realized (losses)                                 (531)               (1,065)
Other than temporary impairment losses                  (289)               (2,000)
                                                    --------             ---------
Net realized investment gains (losses)              $  1,007             $  (1,119)
                                                    ========             =========

4.       RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         ProAssurance establishes reserves for losses and loss adjustment expenses based on its estimates of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. ProAssurance considers expected outcomes for individual claims and actuarially determined estimates of future losses based on ProAssurance's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. However, estimating reserves, especially professional liability reserves, is a complex process which is heavily dependent on judgment and involves many uncertainties. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations.

         ProAssurance's management believes the unearned premiums under contracts together with the related anticipated investment income to be earned, are adequate to discharge the related contract liabilities.

5.       DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $12.0 million and $8.9 million for the three months ended March 31, 2003 and 2002, respectively.

6.       INCOME TAXES

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because a portion of ProAssurance's investment income is tax-exempt.

7.       LONG-TERM DEBT

         On June 27, 2001, ProAssurance borrowed $110 million under a term loan facility in order to fund the consolidation. At March 31, 2003 the remaining outstanding balance under the loan was $70 million.

         The debt requires quarterly principal repayments of $2.5 million. ProAssurance must also repay an additional annual installment equal to 50% of the adjusted parent-only annual cash flow for the preceding annual period, up to a maximum of $15 million. No cash flow repayment is required in 2003 because the adjusted 2002 parent-only cash flow was a negative amount. ProAssurance has made all required quarterly repayments on the loan.

         Excluding any required annual cash flow repayments, the aggregate remaining amounts of maturities of long-term debt for the next five years are as follows: $7.5 million for 2003, $10 million each year in 2004 and 2005, and in 2006 the remaining balance becomes due on May 31.

         The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate as elected from time to time by ProAssurance. At March 31, 2003 the interest rate was 2.8%.

         The term loan is part of a credit facility provided to ProAssurance by a bank syndicate under the terms of a credit agreement that also provides for a revolving line of credit in the amount of $40 million. ProAssurance has not borrowed any funds under the revolving line of credit. Should ProAssurance choose to do so, the borrowed funds are repayable when the line expires in May 2003. ProAssurance currently expects to renew the line at its expiration date.

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

         As of March 31, 2003, ProAssurance was in compliance with the aforementioned loan covenants.

8.       STOCKHOLDERS' EQUITY

         At March 31, 2003 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At March 31, 2003, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

9.       COMMITMENTS AND CONTINGENCIES

         ProAssurance is involved in various legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on ProAssurance's financial position but could have an unfavorable impact on quarterly results of operation.

10. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. The FASB has also issued SFAS No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

         ProAssurance adopted SFAS Nos. 141 and 142 effective January 1, 2002. Upon adoption, ProAssurance discontinued amortizing its recorded goodwill and deferred credits and wrote-off unamortized deferred credits of $1.7 million that existed at December 31, 2001 related to business combinations completed prior to July 1, 2001. The write-off was recognized as the cumulative effect of a change in accounting principle. There was no tax effect related to the write-off because the deferred credits were not amortizable for tax purposes.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 became effective for financial statements for fiscal years ending after December 15, 2002. ProAssurance has adopted the provisions of SFAS No. 148.

11.      MINORITY INTEREST

         On January 29, 2003 ProAssurance's indirect subsidiary, MEEMIC Holdings, Inc. (MEEMIC Holdings) repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational. MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire 1,062,298 shares of its common stock, to pay for outstanding options representing 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings is now a wholly owned indirect subsidiary of ProAssurance. ProAssurance recognized goodwill of $7.6 million related to the transaction. Income for the three months ended March 31, 2003 was reduced by the income attributable (16%) to the MEEMIC Holdings minority interest for the period from January 1, 2003 to January 29, 2003. MEEMIC Holdings is the 100% owner of MEEMIC.

12.      EARNINGS PER SHARE

         The following represents a reconciliation from the basic to the diluted numerator and denominator used in calculating the diluted earnings per share (amounts are in thousands, except per share data):


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                     ---------------------------
                                                                                      2003               2002
                                                                                     -------            --------

BASIC EARNINGS PER SHARE CALCULATION:
Numerator:
Income before cumulative effect of accounting change                                 $ 6,349            $  1,978
Cumulative effect of accounting change                                                    --               1,694
                                                                                     -------            --------
Net income                                                                           $ 6,349            $  3,672
                                                                                     =======            ========

Denominator:
Weighted average number of common shares outstanding                                  28,893              25,851
                                                                                     =======            ========

Basic earnings per share:
Income before cumulative effect of accounting change                                 $  0.22            $   0.08
Cumulative effect of accounting change                                                    --                0.06
                                                                                     -------            --------
Net income                                                                           $  0.22            $   0.14
                                                                                     =======            ========

DILUTED EARNINGS PER SHARE CALCULATION:
Numerator:
Income before cumulative effect of accounting change                                 $ 6,349            $  1,978
Dilutive effect of stock options held by minority shareholders                            --                 (27)
                                                                                     -------            --------
Income before cumulative effect of accounting change--diluted computation
                                                                                       6,349               1,951
Cumulative effect of accounting change                                                    --               1,694
                                                                                     -------            --------
Net income--diluted computation                                                      $ 6,349            $  3,645
                                                                                     =======            ========

Denominator:
Weighted average number of common shares outstanding                                  28,893              25,851
Assumed conversion of dilutive stock options and awards                                  110                  14
                                                                                     -------            --------
Diluted weighted average number of common shares outstanding                          29,003              25,865
                                                                                     =======            ========

Diluted earnings per share
Income before cumulative effect of accounting change                                 $  0.22            $   0.08
Cumulative effect of accounting change                                                    --                0.06
                                                                                     -------            --------
Net income                                                                           $  0.22            $   0.14
                                                                                     =======            ========

            Approximately 328,000 and 663,000 employee stock options were excluded from the computation of diluted earnings per share for the period ending March 31, 2003 and 2002. The effect of including the options would have been antidilutive to earnings per share because the exercise price of the options was more than the average stock price during the quarter.

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

         Reserve for Losses and Loss Adjustment Expenses ("losses and LAE"):
Our reserve for losses and LAE represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and LAE for reported claims and are established by our claims departments. Bulk reserves, which include a provision for losses that have occurred but have not been reported to us as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserves for losses and LAE each year and prepare reports that include recommendations as to the level of reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserves for losses and LAE. Estimating professional liability reserves is a particularly complex process because such estimates reflect multiple judgments involving many uncertainties made over an extended period of time, often exceeding five years, during which these claims are resolved. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations. Due to the size of our reserves, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

         Reinsurance: Loss recoveries and receivables from reinsurers are estimates of the ultimate amount of our losses and LAE that will be reimbursed by reinsurers. We also estimate premiums ceded under reinsurance agreements wherein the premium, subject to certain maximums and minimums, due to the reinsurer is a percentage of the losses paid under the agreement. These estimates are based upon our estimates of the ultimate losses and LAE that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses and LAE, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available, including data regarding the collectibility of the recorded amounts receivable from reinsurers. Any adjustments necessary are reflected in then current operations. At March 31, 2003, all receivables from reinsurers are considered collectible.

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

LIQUIDITY AND CAPITAL RESOURCES

         We need liquid funds to pay losses and loss adjustment expenses (losses and LAE) and operating expenses in the ordinary course of business and to meet our debt service requirements. Cash provided by our operating activities was sufficient to meet those needs during the three months ended March 31, 2003. We believe that our operating activities will provide sufficient cash to meet our liquidity needs during the next twelve months.

         Our reserves for net losses and LAE (net of amounts receivable from reinsurers) at March 31, 2003 increased approximately $45.3 million over those at December 31, 2002. Substantially all of this increase is in our professional liability segment, a "long tailed" business. A characteristic of a "long tailed" business is that there is a long length of time between the occurrence of an insured event and significant payment on that event. Because of this characteristic, it is not unusual for reserves to increase.

         Our positive cash flow from operations for the three months ended
March 31, 2003 of $72.5 million primarily results from timing delays that exists between the collection of premiums and the payment of losses and from growth in our premiums written, which is discussed in more detail in the following section, "Results of Operations".

         Investments and cash and cash equivalents increased by approximately $43.5 million during the first quarter of 2003. The increase primarily resulted from the cash flow from operations offset by the funds that were expended to purchase the MEEMIC Holdings, Inc. (MEEMIC Holdings) minority interest as discussed below.

         On January 29, 2003 ProAssurance's subsidiary, MEEMIC Holdings repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational Insurance Company (ProNational). MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire 1,062,298 shares of its common stock, to pay for outstanding options representing 120,000 shares, and to pay the expenses of the transactions. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings is now a wholly owned indirect subsidiary of ProAssurance. Goodwill of approximately $7.6 million was recorded related to the transaction.

         At March 31, 2003 we have a term loan balance of $70.0 million remaining from the $110 million that we borrowed in order to fund the cash requirements of the consolidation with Professionals Group. We are required to pay quarterly principal repayments of $2.5 million and an additional principal payment is determined annually based on a formula related to parent-only cash flow. The formula does not require an additional principal payment in 2003. We have made all quarterly payments on the loan. The term loan bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR) or the bank's base rate at our election. At March 31, 2003 the interest rate was 2.8%.

         The credit agreement also provides for a revolving line of credit in the amount of $40 million that is available for our operating and working capital requirements. We have not borrowed any funds under the line and currently expect to renew the line at the same or similar terms when the line expires on May 31, 2003.

         The borrowings under the credit agreement are secured by a pledge of the outstanding stock of all of our significant subsidiaries other than MEEMIC Holdings and its subsidiaries. The credit agreement for the term loan, as is customary for credit agreements of this size and nature, requires that ProAssurance maintain certain financial standards, otherwise known as loan covenants. As of March 31, 2003 we were in compliance with all loan covenants. See Note 7 to our Condensed Consolidated Financial Statements for more information regarding the terms of the credit agreement, including the financial covenants.

         Our board has authorized stock repurchases of up to approximately one million shares. We have not repurchased any shares of our common stock against this authorization in 2003.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

OVERVIEW

         We operate in two industry segments: professional liability insurance and personal lines insurance.

         Our professional liability insurance segment principally provides liability insurance and reinsurance for providers of health care services, and, to a limited extent, providers of legal services. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., Medical Assurance of West Virginia, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc.

         Our personal lines insurance segment provides personal property and casualty insurance to individuals. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company, Inc.

         All of our revenues and expenses are allocated to the operating segments, other than investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent.

         Our consolidated net income is $6.3 million, or $0.22 per share, for the three months ended March 31, 2003. The operating results of each of our reportable industry segments are discussed separately in the following sections.

         Interest expense of $578,000 in 2003 and $769,000 in 2002 relates entirely to the bank loan that provided financing for the consolidation with Professionals Group. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR), or at our election, the bank's base rate. The interest rate is 2.8% on March 31, 2003.

         Interest expense decreased during 2003 as compared to 2002 both because the average outstanding balance on the loan was $10 million lower in 2003 and because interest rates were lower in 2003.

         Our effective tax rate for both periods is significantly lower than the expected 35% statutory tax rate because of investment income earned from tax-exempt sources. After adjustment for tax-exempt income, we have net taxable income for the three months ended March 31, 2003 as compared to a net taxable loss for the three months ended March 31, 2002.

         We have available approximately $10.1 million in Federal tax loss carryforwards available for use against our 2003 or later tax liability. These carryforwards expire in 2021.

         Minority interest in both 2003 and 2002 relates entirely to the minority interest in the income of MEEMIC Holdings. As discussed under "Liquidity and Capital Resources" this minority interest was purchased on January 29, 2003. In 2003, earnings were allocable to the minority interest only for the period from January 1 to January 29 while in 2002, earnings were allocable to the minority interest for the entire period.

PROFESSIONAL LIABILITY INSURANCE SEGMENT

         Operating results for our professional liability insurance segment for the three months ended March 31, 2003 and 2002 are summarized in the table below (dollars in thousands).


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31
                                                               ----------------------------------------------------
                                                                                                           INCREASE
                                                                 2003                 2002                (DECREASE)
                                                               --------             ---------             ---------

Gross premiums written                                         $158,249             $ 141,841              $ 16,408
                                                               ========             =========              ========

Net premiums written                                           $138,823             $ 114,801              $ 24,022
                                                               ========             =========              ========

Revenues:
   Premiums earned                                             $116,898             $  95,681              $ 21,217
   Premiums ceded                                                18,661                19,697                (1,036)
                                                               --------             ---------              --------
   Net premiums earned                                           98,237                75,984                22,253
   Net investment income                                         14,612                16,603                (1,991)
   Net realized investment gains (losses)                           832                (1,119)                1,951
   Other income                                                   1,193                 1,135                    58
                                                               --------             ---------              --------
Total revenues                                                  114,874                92,603                22,271

Expenses:
   Net losses and loss adjustment expenses                       98,054                80,650                17,404
   Underwriting, acquisition and insurance expenses
                                                                 15,495                13,375                 2,120
                                                               --------             ---------              --------
Total expenses                                                  113,549                94,025                19,524
                                                               --------             ---------              --------

Income (loss) before income taxes                              $  1,325             $  (1,422)             $  2,747
                                                               ========             =========              ========

Net loss and LAE ratio*                                            99.8%                106.1%                (6.3)%
Underwriting expenses ratio*                                       15.8%                 17.6%                (1.8)%
                                                               --------             ---------              --------
Combined ratio                                                    115.6%                123.7%                (8.1)%
Less: Investment income ratio*                                     14.9%                 21.9%                (7.0)%
                                                               --------             ---------              --------
Operating ratio                                                   100.7%                101.8%                (1.1)%
                                                               ========             =========              ========

* Ratios shown are expressed as a percentage of net premiums earned.

                                                   MARCH 31       DECEMBER 31
                                                     2003            2002
                                                  ----------      ----------

Net reserves for loss and LAE                     $1,139,598      $1,096,205
                                                  ==========      ==========

PREMIUMS

Premiums written:

         Our professional liability insurance segment principally provides liability insurance for providers of medical and other healthcare services, and to a limited extent, providers of legal services.

         Premiums written for the professional liability segment for the three months ended March 31, 2003 were $158.2 million, which is an increase of $16.4 million as compared to the same period of 2002.

The increase is primarily due to growth in physician premiums and principally reflects the beneficial effect of rate increases.

         We have implemented and we plan to continue to implement rate increases based on loss trends, however, our ability to implement those rate increases is subject to regulatory approval. We estimate that, on average, 2003 renewals were at rates that were more than 25% higher than 2002 rates. However, we do not expect premium growth to reflect the full amount of the rate increases because retention of our insureds may be reduced by the higher rates. Additionally, we are in the process of converting occurrence coverage to claims-made coverage in certain states. Since first-year claims-made coverage has a significantly lower premium than occurrence coverage, due to lower loss exposure, the conversion will depress gross premiums written.


Premiums earned:

         Premiums earned for the three months ended March 31, 2003 increased by $21.2 million as compared to the three months ended March 31, 2002. The increase primarily reflects the beneficial impact of rate increases. Since premiums are earned over the entire policy period (usually one year) after the policy is written, the 2003 increase in earned premiums reflects the effect of rate increases implemented since January 1, 2002.

Premiums ceded:

         Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded for the three months ended March 31, 2003 decreased by $1.0 million as compared to the three months ended March 31, 2002, primarily because we reduced the portion of our losses that we cede to our reinsurers. Under reinsurance contracts that became effective in October 2002, our retention levels became $1.0 million in all states whereas previously our retention in many states was as low as $250,000. Premiums ceded have decreased both in total dollars and as a percentage of premiums earned because we have ceded a smaller portion of our risk.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         Our reserve for losses and LAE represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. The resulting net losses and loss adjustment expenses (hereafter referred to as "net losses and LAE") may be summarized into three components of these estimates: (i) actuarial evaluation of incurred loss levels for the current accident year; (ii) actuarial re-evaluation of incurred loss levels for prior accident years and (iii) actuarial re-evaluation of the reserve for the death, disability and retirement provision.

         Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For occurrence policies the insured event becomes a liability when the event takes place; for claims-made policies the insured event becomes a liability when the event is first reported to the insurer. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with our estimate of the losses incurred related to those policy premiums.

         Net losses and LAE during each of the three-month periods ended March 31, 2003 and 2002 include net losses and LAE for the current accident year, only. There are no adjustments to prior year loss estimates in either period. Net losses and LAE for the three months ended March 31, 2003 increased by $17.4 million as compared to the three months ended March 31, 2002, primarily due to an increase of loss costs per unit of risk. The current accident year net loss ratio for the three months ended March 31,

2003, as compared to the same period in 2002, has decreased from 106.1% to 99.8%. The improvement in the loss ratio primarily reflects the effects of a more adequate premium structure as a result of rate increases implemented during 2003 and 2002.

NET INVESTMENT INCOME

         Our professional liability segment investment income is primarily derived from the interest income earned by our fixed maturity securities but also includes interest income from short-term and cash equivalent investments, dividend income from equity securities, and rental income earned by our commercial real estate holdings. Investment fees and expenses and real estate expenses are deducted from investment income. Our net investment income for the three months ended March 31, 2003 decreased by $2.0 million as compared to the same period in 2002.

         The decrease is primarily attributable to a decline in the average yield of our fixed maturity investments. Throughout 2002 and 2003 as funds matured they were reinvested at lower rates. Also, in the fourth quarter of 2002 we sold a significant portion of our fixed maturity portfolio. We purchase fixed maturity securities with the initial intent to hold such securities until their maturity, however, we may dispose of securities prior to their respective maturities if we believe such disposals are consistent with our overall investment objectives, including maximizing total yields over time, maximizing after-tax profits and disposing of securities that no longer meet our risk management criteria. The securities sold late in 2002 reduced 2003 yields both because varying portions of the sale proceeds were held in lower yielding short-term investments during the first two months of 2003 and because the proceeds were reinvested at lower rates.

         The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of our professional liability segment fixed maturity investments was 5.19% for the three months ended March 31, 2003 as compared to 6.22% for the same period in 2002. The weighted average tax equivalent book yield of the securities held in our professional liability fixed maturity portfolio decreased to an average of 5.03% on March 31, 2003 as compared to an average of 5.49% on December 31, 2002.

NET REALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains (losses) include gains and losses realized on sales of investment securities and realized losses for other than temporary impairments in the fair value of investment securities, as shown in the following table (in thousands).

                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                  MARCH 31            MARCH 31
                                                   2003                 2002
                                                  -------             --------

Net gains from sales                              $ 1,121             $   881
Other than temporary impairment losses               (289)             (2,000)
                                                  -------             -------
Net realized investment gains (losses)            $   832             $(1,119)
                                                  =======             =======


UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased by $2.1 million for the three months ended March 31, 2003 as compared to the same period in 2002. This increase results from additional commissions and premium taxes that we have incurred on our higher earned premiums, as previously discussed. The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio for the three months ended March 31, 2003 is

15.8% as compared to 17.6% for the same period in 2002. The decrease in the ratio is primarily due to operating efficiencies realized in 2003 and the effect of rate increases.

         Guaranty fund assessments for the three months ended March 31, 2003 and 2002 were approximately $111,000 and $212,000, respectively. We are required by most states to be a member of its insolvency or guaranty fund association and, as such, must make payments to the association when so assessed by the state. Such assessments can and do vary from period to period.

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company. Selected financial data for our personal lines insurance segment for the three months ended March 31, 2003 and 2002 is summarized in the table below (dollars in thousands).

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31
                                                               -------------------------------------------------
                                                                                                       INCREASE
                                                                2003                2002              (DECREASE)
                                                               -------             -------            ----------

Gross premiums written                                         $44,411             $39,272             $ 5,139
                                                               =======             =======             =======

Net premiums written                                           $40,113             $36,999             $ 3,114
                                                               =======             =======             =======

Revenues:
   Premiums earned                                             $44,255             $36,785             $ 7,470
   Premiums ceded                                                4,296               2,280               2,016
                                                               -------             -------             -------
   Net premiums earned                                          39,959              34,505               5,454
   Net investment income                                         2,574               2,599                 (25)
   Net realized investment gains (losses)                          175                  --                 175
   Other income                                                    466                 466                  --
                                                               -------             -------             -------
Total revenues                                                  43,174              37,570               5,604

Expenses:
   Net losses and loss adjustment expenses                      26,994              26,549                 445
   Underwriting, acquisition and insurance expenses
                                                                 8,927               7,607               1,320
                                                               -------             -------             -------
Total expenses                                                  35,921              34,156               1,765
                                                               -------             -------             -------

Income (loss) before income taxes                              $ 7,253             $ 3,414             $ 3,839
                                                               =======             =======             =======

Net loss and LAE ratio                                            67.6%               76.9%               (9.3%)
Underwriting expenses ratio                                       22.3%               22.1%                0.2%
                                                               -------             -------             -------
Combined ratio                                                    89.9%               99.0%               (9.1%)
                                                               =======             =======             =======


                                             MARCH 31,   DECEMBER 31,
                                               2003        2002
                                             ---------   -----------

Net reserves for loss and LAE                 $66,176      $64,251
                                              =======      =======

PREMIUMS

Premiums written:

         Gross premiums written for the three months ended March 31, 2003 increased by $5.1 million as compared to the same period in 2002. Premiums by line of business for the three months ended March 31, 2003 and 2002 are as follows (dollars in thousands):

                                                      THREE MONTHS ENDED MARCH 31
                                    ---------------------------------------------------------------
                                             2003                                   2002
                                    -------------------------             -------------------------
                                    AMOUNT                %               AMOUNT                %
                                    -------             -----             -------             -----

Automobile                          $38,189              86.0%            $34,888              88.8%
Homeowners                            6,129              13.8%              4,314              11.0%
Boat, umbrella and other                 93               0.2%                 70               0.2%
                                    -------             -----             -------             -----
                                    $44,411             100.0%            $39,272             100.0%
                                    =======             =====             =======             =====

         Automobile premiums increased due to an increase in the number of autos insured and due to an increase in the value of those autos. The number of insured vehicles increased from 174,236 at March 31, 2002 to 182,939 at March 31, 2003.

         Homeowner premiums increased due to a rate increase of approximately 22% that became effective on July 1, 2002 and due to increases in the number of homes insured and in the value of those homes. The number of insured homes increased from 49,863 at March 31, 2002 to 57,008 at March 31, 2003.

Premiums earned:

         Premiums earned increased by $7.5 million, for the three months ended March 31, 2003 as compared to the same period in 2002. As with premiums written, this increase is primarily due to increases in the number of autos and homes insured and increases in the values of those autos and homes.

Premiums ceded:

         Premiums ceded are the portion of our earned premium due to reinsurers in return for the transfer of a portion of our risk to them. Premiums ceded increased by $2.0 million for the three months ended March 31, 2003 as compared to the same period in 2002. Premiums ceded were reduced by $1.3 million for the three months ended March 31, 2002 due to downward revisions of our estimates of the amounts due to our reinsurers related to prior year coverages. After giving consideration to this reduction, premiums ceded for the three months ended March 31, 2003 increased $0.7 million as compared to the three months ended March 31, 2002. The $0.7 million increase is primarily attributable to increased rates charged by our reinsurers.

LOSSES AND LOSS ADJUSTMENT EXPENSES

            The following table summarizes personal lines net losses and LAE and net loss ratios for the three months ended March 31 for 2003 and 2002 by separating losses between the current accident year and all prior accident years (dollars in thousands). The net loss ratios shown are calculated by dividing the applicable net losses and LAE by current calendar year net premiums earned.

                                                             THREE MONTHS ENDED
                                                       --------------------------------
                                                         2003                   2002
                                                       ---------              ---------

Net losses and LAE:
   Current accident year                               $  28,382              $  25,778
   Prior accident years                                   (1,388)                   771
                                                       ---------              ---------
Calendar year net losses and LAE                       $  26,994              $  26,549
                                                       =========              =========

Net loss ratio attributable to:
   Current accident year net losses and LAE                 71.0%                  74.7%
   Prior accident year net losses and LAE                   (3.4%)                  2.2%
                                                       ---------              ---------
Calendar year net loss ratio                                67.6%                  76.9%
                                                       =========              =========

         Calendar year net losses and LAE increased $445,000, for the three months ended March 31, 2003 as compared to the same period in 2002. The 2003 current accident year net loss ratio (current accident year net losses and LAE divided by net premiums earned) is 71.0% as compared to 74.7% for 2002 and reflects the effect of a rate increase for homeowners combined with decreases in both the frequency and severity of auto and homeowner claims, largely due to milder weather conditions.

         We reduced net losses and LAE for the three months ended March 31, 2003 by approximately $1.4 million as a result of favorable development in our estimates of prior year's loss reserves. We increased net losses and LAE for the three months ended March 31, 2002 by approximately $771,000 as a result of unfavorable development of our estimates of prior year's loss reserves. The adjustments recorded in the three-month periods ended March 31, 2003 and 2002 were made in the normal course of business and represented 2.2% and 1.2% of personal lines net loss and LAE reserves at December 31, 2002 and 2001, respectively.

NET INVESTMENT INCOME

         Our net investment income is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalents and equity investments, net of investment expenses. There was no significant change in our net investment income between the two three month periods ended March 31, 2003 and 2002, primarily because increases in the size of the portfolio were offset by declines in market interest rates.

         The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of the personal lines segment fixed maturity investments for the three months ended March 31, 2003 was 6.02% as compared to 6.24% for the three months ended March 31, 2002. The average yield is reduced because market rates available for the investment of new and matured funds were lower in the first three months of 2003. On March 31, 2003 the weighted average tax equivalent book yield of the securities held in our personal lines fixed maturity portfolio is 6.15%; the same yield on December 31, 2002 was 6.20%.

NET REALIZED INVESTMENT GAINS (LOSSES)

         Net realized investment gains and losses for the three months ended March 31, 2003 and 2002 did not include any realized losses for other than temporary impairments.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. These expenses for the three months ended March 31, 2003 increased by approximately $1.3 million as compared to the same period in 2002, primarily due to higher underwriting and acquisition costs from premium growth. The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio was 22.3% for the three months ended March 31, 2003 as compared to 22.1% for the same period in 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.

         The term market risk refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates.

         All market sensitive instruments discussed here relate to our investment assets that are classified as available for sale.

         As of March 31, 2003, our fair value investment in fixed income securities was $1,552 million. These securities are subject primarily to interest rate risk and credit risk. At March 31, 2003 we own no equity or fixed income securities that require treatment as derivatives under generally accepted accounting principles and we have no plans to acquire securities that would require such treatment.

INTEREST RATE RISK

         Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. We believe we are in a position to keep our fixed income investments until maturity, as we do not invest in fixed maturity securities for trading purposes.

         The table below displays the anticipated effect of market interest rate fluctuations on the value and weighted average modified duration of our fixed maturity portfolio.

                                                        Weighted
                                                         Average
                             Portfolio      Change       Modified
Interest                       Value       in Value     Duration
Rates                       $ Millions    $ Millions      Years
--------                    ----------    ----------    --------

200 basis point rise          $1,441        $(111)        4.36
100 basis point rise           1,498          (54)        4.08
    Current rate*              1,552           --         3.84
100 basis point decline        1,605           53         3.85
200 basis point decline        1,662          110         3.97

*        Current rates are as of March 31, 2003.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

         Certain limitations are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and changing individual issuer credit spreads.

         At March 31, 2003, the fair value of our investment in preferred stocks was $33.2 million, including net unrealized gains of $1.4 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

CREDIT RISK

         We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

         Our fixed income portfolio primarily consists of securities rated as investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

EQUITY PRICE RISK

         At March 31, 2003 the fair value of our investment in common stocks, excluding preferred stocks as discussed in the preceding paragraphs, was $44.6 million, which included net unrealized gains of $0.6 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of March 31, 2003 would increase the fair value of these securities to $49.1 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $40.2 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         ProAssurance's cash and short-term investment portfolio at March 31, 2003 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within ninety (90) days of the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 9 to the condensed consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

                  99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

         (b)      Reports on Form 8-K.

                  ProAssurance filed a current report on Form 8-K on February 25, 2003 that furnished information regarding operating results for the quarter and annual periods ended December 31, 2002 that was publicly released on that same day.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PROASSURANCE CORPORATION

May 12, 2003
                                    /s/ Howard H. Friedman
                                    -------------------------------------------
                                    Howard H. Friedman, Chief Financial Officer
                                    (Duly authorized officer and principal
                                    financial officer)

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

                                             /s/ A. Derrill Crowe, M.D.
                                             ----------------------------------
                                             A. Derrill Crowe, M.D.
                                             Chief Executive Officer

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

                                    /s/ Howard H. Friedman
                                    -------------------------------------------
                                    Howard H. Friedman
                                    Chief Financial Officer