Form 10-Q
period 2003-06-30
PROASSURANCE CORP
filed 2003-08-12
CIK 1127703

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2003 or
         _______________ .


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________ .

                         Commission file number 0-16533

                            ProAssurance Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          63-1261433
-------------------------------                          ----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation of organization)                          Identification ID No.)


 100 Brookwood Place, Birmingham, AL                                   35209
----------------------------------------                             ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [ ].

As of June 30, 2003 there were 28,963,030 shares of the registrant's common stock outstanding.

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

   Item l. Condensed Consolidated Financial Statements (Unaudited) of ProAssurance Corporation and Subsidiaries

             Condensed Consolidated Balance Sheets.............................................................3

             Condensed Consolidated Statements of Changes in Capital...........................................4

             Condensed Consolidated Statements of Income.......................................................5

             Condensed Consolidated Statements of Comprehensive Income.........................................6

             Condensed Consolidated Statements of Cash Flows...................................................7

             Notes to Condensed Consolidated Financial Statements..............................................8

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................................18

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................32

   Item 4.   Controls and Procedures..........................................................................33

Part II - Other Information

   Item 1.   Legal Proceedings................................................................................34

   Item 2.   Changes in Securities and Use of Proceeds........................................................34

   Item 6.   Exhibits and Reports on Form 8-K.................................................................35

   Signatures.................................................................................................36

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     JUNE 30                December 31
                                                                                       2003                    2002
                                                                                    -----------             -----------

ASSETS
Investments:
   Fixed maturities available for sale, at fair value                               $ 1,666,178             $ 1,328,897
   Equity securities available for sale, at fair value                                   77,901                  80,197
   Real estate, net                                                                      17,336                  17,549
   Short-term investments                                                                81,824                 252,854
   Business owned life insurance                                                         50,399                      --
                                                                                    -----------             -----------
Total investments                                                                     1,893,638               1,679,497

Cash and cash equivalents                                                                47,591                 143,306
Premiums receivable                                                                     114,593                 111,028
Receivable from reinsurers on unpaid losses and loss adjustment expenses                499,064                 462,012
Prepaid reinsurance premiums                                                             20,969                  21,294
Deferred taxes                                                                           65,991                  73,091
Other assets                                                                            107,330                  96,422
                                                                                    -----------             -----------
                                                                                    $ 2,749,176             $ 2,586,650
                                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                                  $ 1,748,580             $ 1,622,468
   Unearned premiums                                                                    279,394                 248,371
   Reinsurance premiums payable                                                          65,131                  62,549
                                                                                    -----------             -----------
Total policy liabilities                                                              2,093,105               1,933,388
Other liabilities                                                                        50,363                  49,198
Long-term debt                                                                           67,500                  72,500
                                                                                    -----------             -----------
Total liabilities                                                                     2,210,968               2,055,086

Minority interest                                                                            --                  26,370

Commitments and contingencies                                                                --                      --

Stockholders' Equity:
   Common stock, par value $0.01 per share
     100,000,000 shares authorized; 29,084,795 and 28,998,917 shares
     issued, respectively                                                                   291                     290
   Additional paid-in capital                                                           309,818                 308,501
   Accumulated other comprehensive gain, net of deferred tax
     expense of $28,056 and $19,612, respectively                                        52,100                  35,545
   Retained earnings                                                                    176,055                 160,914
                                                                                    -----------             -----------
                                                                                        538,264                 505,250
   Less treasury stock, at cost, 121,765 shares                                             (56)                    (56)
                                                                                    -----------             -----------
Total stockholders' equity                                                              538,208                 505,194
                                                                                    -----------             -----------
                                                                                    $ 2,749,176             $ 2,586,650
                                                                                    ===========             ===========


See accompanying notes

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          ACCUMULATED
                                                                             OTHER
                                                                          COMPREHENSIVE                              OTHER
                                                                             INCOME             RETAINED            CAPITAL
                                                          TOTAL              (LOSS)             EARNINGS            ACCOUNTS
                                                         --------         -------------         --------            --------

Balance at December 31, 2002                             $505,194            $35,545            $160,914            $308,735

Net income                                                 15,141                 --              15,141                  --

Change in fair value of securities available
for sale, net of reclassification adjustments
and deferred taxes                                         15,669             15,669                  --                  --

Acquisition of minority interest                              886                886                  --                  --

Common stock issued for compensation                        1,038                 --                  --               1,038

Stock options exercised                                       280                 --                  --                 280
                                                         --------            -------            --------            --------
Balance at June 30, 2003                                 $538,208            $52,100            $176,055            $310,053
                                                         ========            =======            ========            ========


                                                                          Accumulated
                                                                             Other
                                                                          Comprehensive                              Other
                                                                             Income             Retained            Capital
                                                          Total              (Loss)             Earnings            Accounts
                                                         --------         -------------         --------            --------

Balance at December 31, 2001                              $413,231           $ 3,533            $148,707            $260,991

Net income                                                   4,756                --               4,756                  --

Change in fair value of securities available
for sale, net of reclassification adjustments,
deferred taxes and minority interest                         8,003             8,003                  --                  --

Change in minority interest                                   (139)               --                  --                (139)

Common stock issued for compensation                           969                --                  --                 969

Stock options exercised                                         11                --                  --                  11
                                                          --------           -------            --------            --------
Balance at June 30, 2002                                  $426,831           $11,536            $153,463            $261,832
                                                          ========           =======            ========            ========


See accompanying notes

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30                             JUNE 30
                                                                ---------------------------         ---------------------------
                                                                  2003              2002              2003              2002
                                                                ---------         ---------         ---------         ---------

Revenues:
   Gross premiums written                                       $ 157,806         $ 123,075         $ 360,466         $ 304,188
                                                                =========         =========         =========         =========
   Net premiums written                                         $ 138,278         $ 103,853         $ 317,214         $ 255,653
                                                                =========         =========         =========         =========

   Premiums earned                                              $ 168,290         $ 136,066         $ 329,443         $ 268,532
   Premiums ceded                                                  20,606            22,472            43,563            44,449
                                                                ---------         ---------         ---------         ---------
   Net premiums earned                                            147,684           113,594           285,880           224,083
   Net investment income                                           17,844            19,752            35,092            38,954
   Net realized investment gains (losses)                           1,706            (2,659)            2,713            (3,778)
   Other income                                                     1,891             2,023             3,550             3,624
                                                                ---------         ---------         ---------         ---------
Total revenues                                                    169,125           132,710           327,235           262,883

Expenses:
   Losses and loss adjustment expenses                            170,556           127,943           316,202           258,240
   Reinsurance recoveries                                          39,256            20,879            59,854            43,977
                                                                ---------         ---------         ---------         ---------
   Net losses and loss adjustment expenses                        131,300           107,064           256,348           214,263
   Underwriting, acquisition and insurance expenses                26,234            23,500            50,656            44,482
   Interest expense                                                   491               745             1,069             1,514
                                                                ---------         ---------         ---------         ---------
Total expenses                                                    158,025           131,309           308,073           260,259
                                                                ---------         ---------         ---------         ---------

Income (loss) before income taxes, minority interest and
   cumulative effect of accounting change                          11,100             1,401            19,162             2,624

Provision for income taxes:
   Current expense (benefit)                                        5,581               634             6,139             1,635
   Deferred expense (benefit)                                      (3,273)           (1,341)           (2,299)           (3,501)
                                                                ---------         ---------         ---------         ---------
                                                                    2,308              (707)            3,840            (1,866)
Income (loss) before minority interest and cumulative
   effect of accounting change                                      8,792             2,108            15,322             4,490

Minority interest                                                      --             1,024               181             1,428
                                                                ---------         ---------         ---------         ---------
Income (loss) before cumulative effect of
   accounting change                                                8,792             1,084            15,141             3,062
Cumulative effect of accounting change, net of tax                     --                --                --             1,694
                                                                ---------         ---------         ---------         ---------
Net income (loss)                                                  $8,792         $   1,084         $  15,141         $   4,756
                                                                =========         =========         =========         =========
Earnings per share (basic and diluted):
   Income (loss) before cumulative effect of
     accounting change                                          $    0.30         $    0.04         $    0.52         $    0.12
   Cumulative effect of accounting change, net of tax                  --                --                --              0.06
                                                                ---------         ---------         ---------         ---------
Net income (loss)                                               $    0.30         $    0.04         $    0.52         $    0.18
                                                                =========         =========         =========         =========

Weighted average number of common shares outstanding:
     Basic                                                         28,943            25,849            28,919            25,842
                                                                =========         =========         =========         =========
     Diluted                                                       29,154            25,879            29,079            25,864
                                                                =========         =========         =========         =========


See accompanying notes

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                JUNE 30                  JUNE 30
                                                                          ---------------------    ---------------------
                                                                            2003         2002        2003        2002
                                                                          --------     --------    --------     --------

Comprehensive income:

   Net income (loss)                                                      $  8,792     $  1,084    $ 15,141     $  4,756

   Change in fair value of securities available for sale, net of
     deferred taxes and minority interest                                   16,895       14,035      17,243        5,547

   Reclassification adjustment for realized (gains) losses included in
     income, net of deferred taxes                                          (1,033)       1,728      (1,574)       2,456
                                                                          --------     --------    --------     --------
Comprehensive income (loss)                                               $ 24,654     $ 16,847    $ 30,810     $ 12,759
                                                                          ========     ========    ========     ========


See accompanying notes

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30
                                                                              -------------------------------
                                                                                2003                  2002
                                                                              ---------             ---------

OPERATING ACTIVITIES

Net cash provided (used) by operating activities                              $ 139,999             $  97,577

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                               (552,233)             (398,830)
Purchases of equity securities available for sale                                (4,563)              (14,693)
Proceeds from sale or maturities of fixed maturities available for
   sale                                                                         231,365               338,408
Proceeds from sale of equity securities available for sale                       10,252                 5,780
Purchases of business owned life insurance                                      (50,000)                   --
Net decrease in short-term investments                                          171,030                10,866
Other                                                                            (3,261)               (3,670)
                                                                              ---------             ---------

Net cash provided (used) by investing activities                               (197,410)              (62,139)

FINANCING ACTIVITIES
Repayment of debt                                                                (5,000)               (5,000)
Purchase of minority interest                                                   (33,304)                   --
                                                                              ---------             ---------
Net cash provided (used) by financing activities                                (38,304)               (5,000)

Increase (decrease) in cash and cash equivalents                                (95,715)               30,438

Cash and cash equivalents at beginning of period                                143,306                53,163
                                                                              ---------             ---------
Cash and cash equivalents at end of period                                    $  47,591             $  83,601
                                                                              =========             =========


See accompanying notes

                   ProAssurance Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 2003


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively "ProAssurance"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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


                                                            THREE MONTHS                  SIX MONTHS
                                                            ENDED JUNE 30                ENDED JUNE 30
                                                         --------------------        ---------------------
                                                          2003          2002          2003           2002
                                                         ------        ------        -------        ------

Net income, as reported                                  $8,792        $1,084        $15,141        $4,756
Add back:  Stock-based employee compensation
expense recognized under APB 25 with the exercise
of options                                                   62            --             62            --

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (261)         (188)          (410)         (376)
                                                         ------        ------        -------        ------

Pro forma net income                                     $8,593        $  896        $14,793        $4,380
                                                         ======        ======        =======        ======

Earnings per share:
    Basic--as reported                                   $ 0.30        $ 0.04        $  0.52        $ 0.18
                                                         ======        ======        =======        ======
    Basic--pro forma                                     $ 0.30        $ 0.03        $  0.51        $ 0.17
                                                         ======        ======        =======        ======

    Diluted--as reported                                 $ 0.30        $ 0.04        $  0.52        $ 0.18
                                                         ======        ======        =======        ======
    Diluted--pro forma                                   $ 0.30        $ 0.03        $  0.51        $ 0.17
                                                         ======        ======        =======        ======

         In 2003, ProAssurance granted 303,000 options under the plan. The options granted during 2003 have an exercise price of $22 per share. The estimated fair value of each option is $8.46, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 3.1%; volatility of 0.34; expected life of 6 years; and dividend yield of 0%.

2.       SEGMENT INFORMATION

         ProAssurance operates in the United States of America in two reportable industry segments: the professional liability insurance segment and the personal lines segment.

         The professional liability insurance segment principally provides professional liability insurance for providers of health care services, and to a limited extent, providers of legal services. The professional liability segment includes the operating results of four significant insurance companies:
The Medical Assurance Company, Inc., Medical Assurance of West Virginia Inc., ProNational Insurance Company, and Red Mountain Casualty Insurance Company, Inc.

         The personal lines segment provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through a single insurance company, MEEMIC Insurance Company.

         The accounting policies of each segment are consistent with those described in Note 1 to the December 31, 2002 Consolidated Financial statements included in Form 10K. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are allocated to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense related to long-term debt held by the parent company, all revenues and expenses of ProAssurance are allocated to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effects of transactions between segments have been eliminated.

         The table below provides a reconciliation of segment information to total consolidated information (in thousands).


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30                           JUNE 30
                                                ---------------------------         ---------------------------
                                                   2003              2002             2003              2002
                                                ---------         ---------         ---------         ---------

         Revenues:
            Professional liability lines        $ 123,691         $  92,748         $ 238,565         $ 185,351
            Personal lines                         45,427            39,962            88,601            77,532
            Corporate investment income                 7                --                69                --
                                                ---------         ---------         ---------         ---------
         Total                                  $ 169,125         $ 132,710         $ 327,235         $ 262,883
                                                =========         =========         =========         =========

         Income (loss) before cumulative
           effect of accounting change:
            Professional liability lines        $   3,101         $  (3,830)        $   4,906         $  (3,503)
            Personal lines                          6,006             5,398            10,885             7,549
            Corporate                                (315)             (484)             (650)             (984)
                                                ---------         ---------         ---------         ---------
            Total                               $   8,792         $   1,084         $  15,141         $   3,062
                                                =========         =========         =========         =========

         Net income (loss):
            Professional liability lines        $   3,101         $  (3,830)        $   4,906         $  (1,809)
            Personal lines                          6,006             5,398            10,885             7,549
            Corporate                                (315)             (484)             (650)             (984)
                                                ---------         ---------         ---------         ---------
            Total                               $   8,792         $   1,084         $  15,141         $   4,756
                                                =========         =========         =========         =========


                                                      JUNE 30             DECEMBER 31
                                                       2003                  2002
                                                    ----------            ----------

         Identifiable Assets:
            Professional liability lines            $2,351,453            $2,184,551
            Personal lines                             397,696               372,086
            Corporate                                       27                30,013
                                                    ----------            ----------
            Total assets                            $2,749,176            $2,586,650
                                                    ==========            ==========

3.       INVESTMENTS

         The amortized cost of fixed maturities and equity securities was $1.664 billion and $1.353 billion at June 30, 2003 and December 31, 2002, respectively.

          Operating results for the six months ended June 30, 2003 and 2002 included the following (in millions):


                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                        -------------------------
                                                         2003               2002
                                                        ------             ------

Proceeds from sales excluding maturities and
paydowns                                                $155.6             $237.8
                                                        ======             ======
Gross realized gains                                       5.0                6.0
Gross realized (losses)                                   (2.0)              (7.8)
Other than temporary impairment losses                    (0.3)              (2.0)
                                                        ------             ------
Net realized investment gains (losses)                  $  2.7             $ (3.8)
                                                        ======             ======

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

5.       DEFERRED POLICY ACQUISITION COSTS

          Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $25.9 million and $20.0 million for the six months ended June 30, 2003 and 2002, respectively.

6.       INCOME TAXES

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because a portion of ProAssurance's investment income is tax-exempt.

7.       LONG-TERM DEBT

         At June 30, 2003, ProAssurance had an outstanding term loan of $67.5 million. The term loan was obtained in 2001 under a bank syndicate credit facility. Interest on the loan was at a variable rate based on the London Interbank Offered Rate. At June 30, 2003 the 30-day interest rate was 2.3%. The credit facility required that ProAssurance maintain certain financial standards, otherwise known as loan covenants and as of June 30, 2003, ProAssurance was in compliance with the aforementioned loan covenants. On July 23, 2003, the entire outstanding balance of the term loan was repaid with proceeds from ProAssurance Convertible Debentures (the Debentures) issued in July 2003. See Note 13 for additional information regarding the Debentures.

8.       STOCKHOLDERS' EQUITY

         At June 30, 2003 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At June 30, 2003, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

9.       COMMITMENTS AND CONTINGENCIES

         ProAssurance is involved in various legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on ProAssurance's financial position. However, to the extent that the settlement of these actions exceeds the corresponding reserves, the settlements could have a material effect on our results of operations for the period in which the settlements are made.

10. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. The FASB has also issued SFAS No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. SFAS No. 142 does not presume that goodwill and all other intangible assets are wasting assets requiring amortization. Instead, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

10. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No.148 became effective for financial statements for fiscal years ending after December 15, 2002. ProAssurance has adopted the provisions of SFAS No. 148.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN
46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In the normal course of business the Company has invested in limited liability entities which have a carrying value of $24.2 million at June 30, 2003. These investments are considered variable interest entities, however, the Company does not believe that these entities would be required to be consolidated under the provisions of FIN 46. Therefore, the Company does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

11.      MINORITY INTEREST

         On January 29, 2003 ProAssurance's indirect subsidiary, MEEMIC Holdings, Inc. (MEEMIC Holdings) repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational Insurance Company. MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire 1,062,298 shares of its common stock, to pay for outstanding options representing 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings is now a wholly owned indirect subsidiary of ProAssurance. ProAssurance recognized goodwill of $7.6 million related to the transaction. Income for the six months ended June 30, 2003 was reduced by the income attributable (16%) to the MEEMIC Holdings minority interest for the period from January 1, 2003 to January 29, 2003. MEEMIC Holdings is the 100% owner of MEEMIC Insurance Company.

12.      EARNINGS PER SHARE

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts are in thousands, except per share data):


                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30                             JUNE 30
                                                                 --------------------------           --------------------------
                                                                   2003              2002              2003              2002
                                                                 --------          --------           --------          --------

BASIC EARNINGS PER SHARE CALCULATION:
Numerator:
Income before cumulative effect of accounting change             $  8,792          $  1,084           $ 15,141          $  3,062
Cumulative effect of accounting change                                 --                --                 --             1,694
                                                                 --------          --------           --------          --------
Net income                                                       $  8,792          $  1,084           $ 15,141          $  4,756
                                                                 ========          ========           ========          ========
Denominator:
Weighted average number of common shares outstanding               28,943            25,849             28,919            25,842
                                                                 ========          ========           ========          ========
Basic earnings per share:
Income before cumulative effect of accounting change             $   0.30          $   0.04           $   0.52          $   0.12
Cumulative effect of accounting change                                 --                --                                 0.06
                                                                 --------          --------           --------          --------
Net income                                                       $   0.30          $   0.04           $   0.52          $   0.18
                                                                 ========          ========           ========          ========
DILUTED EARNINGS PER SHARE CALCULATION:
Numerator:
Income before cumulative effect of accounting change             $  8,792          $  1,084           $ 15,141          $  3,062
Dilutive effect of stock options held by minority
   shareholders                                                        --               (68)                --               (82)
                                                                 --------          --------           --------          --------
Income before cumulative effect of accounting
   change--diluted computation                                      8,792             1,016             15,141             2,980
Cumulative effect of accounting change                                 --                --                 --             1,694
                                                                 --------          --------           --------          --------
Net income--diluted computation                                  $  8,792          $  1,016           $ 15,141          $  4,674
                                                                 ========          ========           ========          ========
Denominator:
Weighted average number of common shares outstanding               28,943            25,849             28,919            25,842
Assumed conversion of dilutive stock options and awards               211                30                160                22
                                                                 --------          --------           --------          --------
Diluted weighted average number of common shares
  outstanding                                                      29,154            25,879             29,079            25,864
                                                                 ========          ========           ========          ========
Diluted earnings per share
Income before cumulative effect of accounting change             $   0.30          $   0.04           $   0.52          $   0.12
Cumulative effect of accounting change                                 --                --                 --              0.06
                                                                 --------          --------           --------          --------
Net income                                                       $   0.30          $   0.04           $   0.52          $   0.18
                                                                 ========          ========           ========          ========

         Options to purchase approximately 3,000 and 411,000 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share. The effect of including the options would have been antidilutive to earnings per share because the exercise price of the options was more than the average market price of our common stock.

13.      SUBSEQUENT EVENT

         In early July 2003, ProAssurance issued $107.6 million of 3.90% Convertible Debentures (Debentures) in a Private Offering transaction. Net proceeds from the offering were approximately $104.3 million, after adjusting for the underwriters' discount and estimated issuance expenses. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million. The balance of the net proceeds will be used for general corporate purposes, which may include contributions to the capital of its insurance subsidiaries to support the expected growth in insurance operations.

         Summarized information regarding the structure and terms of the Debentures follows:

         Issue Price. The Debentures were issued at 100% of their principal amount and each Debenture has a principal amount at maturity of $1,000.

         Maturity Date. June 30, 2023.

         Ranking. The Debentures are unsecured obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations. The Debentures are not guaranteed by any of ProAssurance's subsidiaries and, accordingly, the Debentures are effectively subordinated to the indebtedness and other liabilities of ProAssurance's subsidiaries, including insurance policy-related liabilities.

         Interest. Interest is payable on June 30 and December 30 of each year, beginning December 30, 2003, at an annual rate of 3.90%. In addition, ProAssurance may be required to pay contingent interest, as set forth below under Contingent Interest.

         Contingent Interest. Contingent interest is due to the holders of the Debentures during any six-month period from June 30 to December 29 and from December 30 to June 29 commencing with the six-month period beginning June 30, 2008, if the average market price of a Debenture for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Debentures. The amount of contingent interest payable in respect of any six-month period will equal 0.1875% of the average market price of a Debenture for the five trading day period referred to above.

         Conversion Rights. Holders may convert the Debentures at any time prior to stated maturity from and after the date of the following events:

                  - if the sale price of ProAssurance's common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day;

                  -        if ProAssurance calls the Debentures for redemption;
                           or

                  - upon the occurrence of the specified corporate transactions.

         For each $1,000 principal amount of Debentures surrendered for conversion, holders initially will receive 23.9037 shares of common stock. This represents an initial conversion price of approximately $41.83 per share of common stock. The conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued interest or contingent interest, if any. Upon conversion, holders will generally not receive any cash payment representing accrued interest or contingent interest, if any. Instead, accrued interest and contingent interest will be deemed paid by the common stock received by the holders on conversion. Debentures called for redemption may be surrendered for conversion until the close of business two business days prior to the redemption date. Upon conversion, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock.

         Payment at Maturity. Each holder of $1,000 Debentures will be entitled to receive $1,000 at maturity, plus accrued interest, including contingent interest, if any.

         Sinking Fund. None.

         Optional Redemption. ProAssurance may not redeem the Debentures prior to July 7, 2008. ProAssurance may redeem some or all of the Debentures for cash on or after July 7, 2008, upon at least 30 days but not more than 60 days notice by mail to holders at par.

         Repurchase Right of Holders. Each holder of the Debentures may require ProAssurance to repurchase all or a portion of the holder's Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the issue price of the Debentures plus accrued and unpaid interest, including contingent interest, if any, to the date of repurchase. ProAssurance may choose to pay the purchase price in cash, shares of common stock, or a combination of cash and shares of common stock. If ProAssurance elects to pay all or a portion of the repurchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for the 20 trading days immediately preceding and including the third day prior to the repurchase date.

         Change of Control. Upon a change of control of ProAssurance, holders may require ProAssurance, subject to conditions, to repurchase all or a portion of the Debentures. Depending upon the date at which the change of control occurs, ProAssurance will pay a purchase price equal to a varying percentage of the applicable principal amount of such Debentures plus accrued and unpaid interest, including contingent interest and additional amounts. The percentage ranges from 110% for dates before June 29, 2004 to 100% for dates after June 29, 2008. ProAssurance may choose to pay the repurchase price in cash, shares of common stock, shares of common stock of the surviving corporation or a combination of cash and shares of the applicable common stock. If ProAssurance elects to pay all or a portion of the repurchase price in shares of common stock, the shares of the applicable common stock will be valued at 97.5% of the average sale price of the applicable common stock for 20 trading days commencing after the third trading day following notice of the occurrence of a change of control.

         Events of Default. If there is an event of default under the Debentures, the issue of the Debentures, plus accrued interest, including contingent interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

         Transfer Restrictions. The Debentures and common stock issuable upon conversion are not registered under the Securities Act or the securities laws of any jurisdiction and are subject to certain restrictions on transfer.

         Registration Rights. ProAssurance has agreed to file a shelf registration statement with respect to the resale of the Debentures and the shares of common stock issuable upon conversion of the Debentures with the SEC within 120 days after the original issuance of the Debentures; and to use reasonable best efforts to cause such shelf registration statement to become effective within 180 days after the original issuance of the Debentures. ProAssurance has also agreed to keep the shelf registration statement effective until the earliest of:

                  - two years after the last date of original issuance of any of the Debentures;

                  - the date when the holders of the Debentures and common stock issuable upon conversion of the Debentures are able to sell all such securities immediately pursuant to Rule 144 under the Securities Act;

                  - the date when all of the Debentures and common stock issuable upon conversion of the Debentures are registered upon the shelf registration statement and sold in accordance with it; or

                  - the date when all of the Debentures and common stock issuable upon conversion of the Debentures have ceased to be outstanding.

         ProAssurance will be required to pay additional amounts if its obligations to register the Debentures and the shares of common stock issuable upon conversion of the Debentures are not fulfilled within the specified time periods.

         Trading. ProAssurance does not intend to list the Debentures on any national securities exchange. The Debentures are expected to be eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages (PORTAL) Market.

The Debentures do not require ProAssurance to maintain minimum financial covenants.

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

         Reserve for Losses and Loss Adjustment Expenses ("losses and LAE"):
Our reserve for losses and LAE represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and LAE for reported claims and are established by our claims departments. Bulk reserves, which include a provision for losses that have occurred but have not been reported to us as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses and LAE necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserves for losses and LAE each year and prepare reports that include recommendations as to the level of reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserves for losses and LAE. Estimating professional liability reserves is a particularly complex process because such estimates reflect multiple judgments involving many uncertainties made over an extended period of time, often exceeding five years, during which these claims are resolved. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserves, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made.

         Reinsurance: Loss recoveries and receivables from reinsurers are estimates of the ultimate amount of our losses and LAE that will be reimbursed by reinsurers. We also estimate premiums ceded under reinsurance agreements wherein the premium, subject to certain maximums and minimums, due to the reinsurer is a percentage of the losses paid under the agreement. These estimates are based upon our estimates of the ultimate losses and LAE that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses and LAE, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available, including data regarding the collectibility of the recorded amounts receivable from reinsurers. Any adjustments necessary are reflected in then current operations. Due to the size of our receivables from reinsurers, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made. At June 30, 2003, all receivables from reinsurers are considered collectible.

         Investments: We consider our fixed maturity securities as available for sale and our equity securities as either available for sale or trading. We anticipate the majority of our future equity security purchases to be designated as a trading portfolio. A trading portfolio is more responsive to a highly volatile equity market since a trading portfolio is carried at fair value with the unrealized holding gains and losses included in investment income in the current period. Our available-for-sale securities are available to be sold in response to a number of issues, including our liquidity needs, changes in market interest rates and investment management strategies, among others. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a separate component of shareholders' equity.

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

         Business Owned Life Insurance (BOLI): During the second quarter of 2003 we acquired business owned life insurance contracts on certain of our key employees at a purchase cost of $50 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. As a part of the program, we will pay to each insured employee's beneficiary $50,000 from the death proceeds received; the aggregate death benefits payable to employees represents approximately 1% of the total estimated death proceeds. These life insurance contracts are carried at their current cash surrender value. Changes in the cash surrender value are included in income in the current period as investment income. The death proceeds and the related payable to the employee's beneficiary are recorded upon the insured employee's death.

LIQUIDITY AND CAPITAL RESOURCES

         We need liquid funds to pay losses and loss adjustment expenses (losses and LAE) and operating expenses in the ordinary course of business and to meet our debt service requirements. Cash provided by our operating activities was sufficient to meet those needs during the six months ended June 30, 2003. We believe that our operating activities will provide sufficient cash to meet our liquidity needs during the next twelve months.

         Our net reserves for losses and LAE (net of amounts receivable from reinsurers) at June 30, 2003 increased approximately $89.1 million over those at December 31, 2002. Substantially all of this increase is in our professional liability segment, a "long tailed" business. A characteristic of a "long tailed" business is that there is a long length of time between the occurrence of an insured event and significant payment on that event. Because of this characteristic, it is not unusual for reserves to increase, especially during periods of business growth.

         Our positive cash flow from operations for the six months ended June 30, 2003 of approximately $140 million primarily results from timing delays that exists between the collection of premiums and the payment of losses and from growth in our premiums written, which is discussed in more detail in the following section, "Results of Operations".

         Investments and cash and cash equivalents increased by approximately $118.4 million during the six months ended June 30, 2003. The increase primarily resulted from the cash flow from operations offset by the funds that were expended to purchase the MEEMIC Holdings, Inc. (MEEMIC Holdings) minority interest, as discussed below.

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

         As premiums grow so does our need for capital to support our insurance operations. We have experienced significant growth with respect to our professional liability premiums and expect continued growth throughout the remainder of 2003 and into 2004. This growth has primarily come as a result of increased prices but is also a result of reduced competition in the professional liability market. We have taken actions to position ourselves to take advantage of these favorable market conditions. In late 2002, we raised $46.5 million through the sale of our common stock in an underwritten public offering, and applied $36 million to the capital of our insurance subsidiaries.

         In July 2003 we issued $107.6 million of 3.9% Convertible Debentures, due June 2023, and received net proceeds from the issuance of approximately $104.3 million. We utilized $67.5 million of the net proceeds from the sale of the Debentures to repay our term loan, as discussed in the following paragraph. We will use the balance of the net proceeds for general corporate purposes, which may include contributions to the capital of our insurance subsidiaries to support the expected growth in insurance operations. See Note 13 of our condensed consolidated financial statements for a description of the Debentures.

         As discussed in Note 7 to the condensed consolidated financial statements, at June 30, 2003 we had an outstanding term loan of $67.5 million, at an interest rate of 2.3%. This interest rate was variable and was subject to redetermination at 30, 60, or 90 days throughout the loan. On July 23, 2003 we repaid the entire balance of the loan and canceled the credit agreement under which the loan had been provided. There were no fees or penalties associated with the prepayment or the cancellation of the credit agreement. Given our current capital position, we are considering whether or not to replace the line of credit previously provided under the credit agreement.

         Through 2006, the annual cash outflows are expected to be significantly less for the Debentures than for the term loan. The term loan required minimum annual principal payments of $10 million and the entire remaining loan balance became due in 2006. The Debentures do not require annual repayments of principal and are not due until 2023, although holders may require Proassurance to repurchase the Debentures on June 30 of 2008, 2013, and 2018 or upon a change in control. See note 13 of our condensed consolidated financial statements for a description of the Debentures.

RESULTS OF OPERATIONS - OVERVIEW

         We operate in two industry segments: professional liability insurance and personal lines insurance. Our professional liability insurance segment principally provides liability insurance for providers of health care services, and, to a limited extent, providers of legal services. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., Medical Assurance of West Virginia, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc.

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

         Our consolidated net income is $8.8 million, or $0.30 per share for the three months ended June 30, 2003 and $15.1 million, or $0.52 per share for the six months ended June 30, 2003. The operating results of each of our reportable industry segments are discussed separately in the following sections.

         Interest expense for all periods presented relates entirely to a term loan acquired in 2001 that provided financing for the consolidation with Professionals Group. As discussed under "Liquidity and Capital Resources" this loan was repaid in its entirety in July 2003. Interest on the term loan was at a variable rate based on the London Interbank Offered Rate. At June 30, 2003 a 30-day rate of 2.3% was in effect on the loan.

         Interest expense is approximately $491,000 and $1.1 million, respectively, for the three and six month periods ended June 30, 2003 as compared to approximately $745,000 and $1.5 million for comparable periods in 2002. Interest expense decreased during 2003 as compared to 2002 both because the average outstanding balance on the loan was $10 million lower in 2003 and because interest rates were lower in 2003.

         For all periods presented, the provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because a portion of ProAssurance's investment income is tax-exempt.

         Minority interest in both 2003 and 2002 relates entirely to the minority interest in the income of MEEMIC Holdings. As discussed under "Liquidity and Capital Resources" this minority interest was purchased on January 29, 2003. In 2003, earnings were allocable to the minority interest only for the period from January 1 to January 29. In 2002, earnings were allocable to the minority interest for the entire period.

PROFESSIONAL LIABILITY INSURANCE SEGMENT

         Operating results for our professional liability insurance segment for the three and six months periods ended June 30, 2003 and 2002 are summarized in the table below (dollars in thousands).


                                            THREE MONTHS ENDED JUNE 30                      SIX MONTHS ENDED JUNE 30
                                     -----------------------------------------      -----------------------------------------
                                                                     INCREASE                                       INCREASE
                                        2003           2002         (DECREASE)         2003          2002          (DECREASE)
                                     ---------      ---------       ----------      ---------      ---------       ----------

Gross premiums written               $ 107,567      $  78,500       $  29,067       $ 265,816      $ 220,341       $  45,475
                                     =========      =========       =========       =========      =========       =========

Net premiums written                 $  91,967      $  63,069       $  28,898       $ 230,790      $ 177,870       $  52,920
                                     =========      =========       =========       =========      =========       =========
Revenues:
Premiums earned                      $ 121,856      $  95,886       $  25,970       $ 238,754      $ 191,567       $  47,187
Premiums ceded                          16,689         18,706          (2,017)         35,350         38,403          (3,053)
                                     ---------      ---------       ---------       ---------      ---------       ---------
Net premiums earned                    105,167         77,180          27,987         203,404        153,164          50,240
Net investment income                   15,379         17,292          (1,913)         29,991         33,895          (3,904)
Net realized investment gains
    (losses)                             1,780         (3,303)          5,083           2,612         (4,422)          7,034
Other income                             1,365          1,579            (214)          2,558          2,714            (156)
                                     ---------      ---------       ---------       ---------      ---------       ---------
Total revenues                         123,691         92,748          30,943         238,565        185,351          53,214
Expenses:
Net losses and loss adjustment
    expenses                           103,948         85,024          18,924         202,002        165,674          36,328
Underwriting, acquisition and
    insurance expenses                  16,803         14,954           1,849          32,298         28,329           3,969
                                     ---------      ---------       ---------       ---------      ---------       ---------
Total expenses                         120,751         99,978          20,773         234,300        194,003          40,297
                                     ---------      ---------       ---------       ---------      ---------       ---------

Income (loss) before income
    taxes                            $   2,940      $  (7,230)      $  10,170       $   4,265      $  (8,652)      $  12,917
                                     =========      =========       =========       =========      =========       =========

Net loss and LAE ratio*                   98.8%         110.2%          (11.4)%          99.3%         108.2%           (8.9)%
Underwriting expense ratio*               16.0%          19.3%           (3.3)%          15.9%          18.5%           (2.6)%
                                     ---------      ---------       ---------       ---------      ---------       ---------
Combined ratio                           114.8%         129.5%          (14.7)%         115.2%         126.7%          (11.5)%
Less: Investment income ratio*            14.6%          22.4%           (7.8)%          14.7%          22.1%           (7.4)%
                                     ---------      ---------       ---------       ---------      ---------       ---------
Operating ratio                          100.2%         107.1%           (6.9)%         100.5%         104.6%           (4.1)%
                                     =========      =========       =========       =========      =========       =========

*        Ratios shown are expressed as a percentage of net premiums earned.


                                           June 30        December 31
                                            2003              2002
                                         -----------      -----------

Net reserves for loss and LAE            $ 1,182,724      $ 1,096,205
                                         ===========      ===========

PREMIUMS

Premiums written:

         Our professional liability insurance segment principally provides liability insurance for providers of medical and other healthcare services, and to a limited extent, providers of legal services.

         Premiums written for the professional liability segment increased by $29.1 million for the three months and $45.5 million for the six months ended June 30, 2003 as compared to the same periods in 2002, principally due to rate increases. We experienced significant premium growth from new business, however, this growth has largely been offset by business that did not renew. New business has largely come in states where competitors have left the professional liability market.

         We have implemented and we plan to continue to implement rate increases based on loss trends, however, our ability to implement those rate increases is subject to regulatory approval. We estimate that, on average, 2003 renewals to date are at rates that are more than 25% higher than 2002 rates. However, we do not expect premium growth to reflect the full amount of the rate increases because retention of our insureds may be reduced by the higher rates. Additionally, we are in the process of converting occurrence coverage to claims-made coverage in certain states. Since first-year claims-made coverage has a significantly lower premium than occurrence coverage, due to lower loss exposure, the conversion will reduce gross premiums written.

Premiums earned:

         Premiums earned for the professional liability segment increased $26.0 million for the three months and $47.2 million for the six months ended June 30, 2003 as compared to the same periods in 2002. Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. The increase in 2003 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2002 and 2003. Thus earned premiums have increased both due to price increases, net of the effect of lower retention, and new business.

Premiums ceded:

         Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded decreased by $2.0 million and $3.1 million, respectively, for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. We have reduced the portion of our losses that we cede to our reinsurers. Under reinsurance contracts that became effective in October 2002, our retention levels became $1.0 million in all states whereas previously our retention in many states was as low as $250,000. Premiums ceded have decreased both in total dollars and as a percentage of premiums earned because we have ceded a smaller portion of our risk.

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

         The following table summarizes professional lines net losses and LAE and net loss ratios for the three and six month periods ended June 30, 2003 and 2002 by separating losses between the current accident year and all prior accident years (dollars in thousands). The net loss ratios shown are calculated by dividing the applicable net losses and LAE by calendar year net premiums earned.


                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                JUNE 30                                 JUNE 30
                                                     ------------------------------           -------------------------------
                                                        2003                 2002                2003                2002
                                                     ----------           ---------           ----------           ----------

Net losses and LAE:
  Current accident year                              $  103,198           $  82,624           $  201,252           $  163,274
  Prior accident years                                      750               2,400                  750                2,400
  Change in death, disability, and
     retirement reserves                                     --                  --                   --                   --
                                                     ----------           ---------           ----------           ----------
Calendar year net losses and LAE                     $  103,948           $  85,024           $  202,002           $  165,674
                                                     ==========           =========           ==========           ==========

Net loss ratio attributable to:
  Current accident year net losses and LAE                 98.1%              107.1%                98.9%               106.6%
  Prior accident years net losses and LAE                   0.7%                3.1%                 0.4%                 1.6%
  Change in death, disability, and
     retirement reserves                                     --                  --                   --                   --
                                                     ----------           ---------           ----------           ----------
Calendar year net loss ratio                               98.8%              110.2%                99.3%               108.2%
                                                     ==========           =========           ==========           ==========


         Current accident year net losses and LAE increased by $20.6 million and $38.0 million, respectively, for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002, primarily due to higher estimates of per unit loss cost, including inflation, and additional losses due to new business. The current accident year net loss ratio for the three months ended June 30, 2003, as compared to the same period in 2002, has decreased from 107.1% to 98.1%. The current accident year net loss ratio for the six months ended June 30, 2003, as compared to the same period in 2002, has decreased from 106.6% to 98.9%. The improvement in the loss ratio primarily reflects the effects of a more adequate premium structure as a result of rate increases implemented during 2003 and 2002.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Our professional liability segment investment income is primarily derived from the interest income earned by our fixed maturity securities but also includes interest income from short-term and cash equivalent investments, dividend income from equity securities, increases in the cash surrender value of BOLI contracts, and rental income earned by our commercial real estate holdings. Investment fees and expenses and real estate expenses are deducted from investment income.

         Our net investment income decreased by $1.9 million and $3.9 million, respectively, for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. The decrease occurred even though our average invested funds increased in 2003. The positive effect of additional invested funds was more than offset by the detrimental effect of lower average yields. The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of our professional liability segment fixed maturity investments is 4.8% and 4.9%, respectively, for the three and six months ended June 30, 2003 as compared to 6.3% and 6.4%, respectively, for the same periods in 2002. Market conditions in 2002 and 2003 have been such that maturing securities were reinvested at lower rates. Also, in the fourth quarter of 2002 we sold a significant portion of our fixed maturity portfolio in order to realize capital gains and these securities were reinvested at substantially lower rates. Additionally, funds generated from operations in 2003 were also invested at yields that were lower than the 2002 average yield.

         Net realized investment gains (losses) include gains and losses realized on sales of investment securities and realized losses for other than temporary impairments in the fair value of investment securities, as shown in the following table (in thousands).


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30                           JUNE 30
                                                     -------------------------           -------------------------
                                                       2003              2002             2003              2002
                                                     -------           -------           -------           -------

Net gains (losses) from sales                        $ 1,813           $(3,303)          $ 2,934           $(2,422)
Other than temporary impairment losses                   (33)               --              (322)           (2,000)
Holding gains (losses) on trading portfolio               --                --                --                --
                                                     -------           -------           -------           -------
Net realized investment gains (losses)               $ 1,780           $(3,303)          $ 2,612           $(4,422)
                                                     =======           =======           =======           =======

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased by approximately $1.9 million and $4.0 million, respectively, for the three and the six month periods ended June 30, 2003 as compared to the same periods in 2002. These expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned and fixed costs that have no direct relationship to premium volume, such as the costs of our underwriting department and guaranty fund assessments. The 2003 increase in expenses is due to higher costs incurred as a result of premium growth, somewhat offset by lower guaranty fund assessments. Guaranty fund assessments were approximately $113,000 and $224,000, respectively, for the three and six month periods ended June 30, 2003 as compared to approximately $1.2 million and $1.4 million for the respective periods in 2002.

         The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 16.0% and 15.9%, respectively, for the three and six month periods ended
June 30, 2003 as compared to 19.3% and 18.5% for the same respective periods in 2002. The ratio decreased because there was no significant change in our fixed costs, other than the previously discussed decrease in guaranty fund assessments, while premiums earned increased in both the three and the six month periods.

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company. Selected financial data for our personal lines insurance segment is summarized in the table below (dollars in thousands).


                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                  JUNE 30                                 JUNE 30
                                     ------------------------------------     -----------------------------------
                                                                INCREASE                                INCREASE
                                       2003         2002       (DECREASE)       2003         2002      (DECREASE)
                                     --------      --------     ---------     --------     --------     ---------

Gross premiums written               $ 50,239      $ 44,575     $  5,664      $ 94,650     $ 83,847     $ 10,803
                                     ========      ========     ========      --------     --------     --------
Net premiums written                 $ 46,311      $ 40,784     $  5,527      $ 86,424     $ 77,783     $  8,641
                                     ========      ========     ========      ========     ========     ========
Revenues:
Premiums earned                      $ 46,434      $ 40,180     $  6,254      $ 90,689     $ 76,965     $ 13,724
Premiums ceded                          3,917         3,766          151         8,213        6,046        2,167
                                     --------      --------     --------      --------     --------     --------
Net premiums earned                    42,517        36,414        6,103        82,476       70,919       11,557
Net investment income                   2,458         2,460           (2)        5,032        5,059          (27)
Net realized investment gains
    (losses)                              (74)          644         (718)          101          644         (543)
Other income                              526           444           82           992          910           82
                                     --------      --------     --------      --------     --------     --------
Total revenues                         45,427        39,962        5,465        88,601       77,532       11,069
Expenses:
Net losses and loss adjustment
    expenses                           27,352        22,040        5,312        54,346       48,589        5,757
Underwriting, acquisition and
    insurance expenses                  9,431         8,546          885        18,358       16,153        2,205
                                     --------      --------     --------      --------     --------     --------
Total expenses                         36,783        30,586        6,197        72,704       64,742        7,962
                                     --------      --------     --------      --------     --------     --------
Income (loss) before income taxes    $  8,644      $  9,376     $   (732)     $ 15,897     $ 12,790     $  3,107
                                     ========      ========     ========      ========     ========     ========
Net losses and LAE ratio*                64.3%         60.5%         3.8%         65.9%        68.5%        (2.6)%
Underwriting expenses ratio*             22.2%         23.5%        (1.3)%        22.3%        22.8%        (0.5)%
                                     --------      --------     --------      --------     --------     --------
Combined ratio                           86.5%         84.0%         2.5%         88.2%        91.3%        (3.1)%
Less: Investment income ratio*            5.8%          6.8%        (1.0)%         6.1%         7.1%        (1.0)%
                                     --------      --------     --------      --------     --------     --------
Operating ratio                          80.7%         77.2%         3.5%         82.1%        84.2%        (2.1)%
                                     ========      ========     ========      ========     ========     ========


* Ratios shown are expressed as a percentage of net premiums earned.


                                             JUNE 30              December 31
                                               2003                  2002
                                            -----------           ----------

Net reserves for loss and LAE               $    66,791           $   64,251
                                            ===========           ==========

PREMIUMS

Premiums written:

         Gross premiums written for the three and six month periods ended June 30, 2003, respectively, increased by $5.7 million and $10.8 million as compared to the same periods in 2002. Premiums by line of business for each period are as follows (dollars in thousands):


                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             JUNE 30                              JUNE 30
                                    --------------------------            --------------------------
                                     2003                2002               2003              2002
                                    -------            -------            -------            -------

Automobile                          $40,177            $37,406            $78,366            $72,294
Homeowners                            9,704              6,876             15,833             11,190
Boat, umbrella and other                358                293                451                363
                                    -------            -------            -------            -------
                                    $50,239            $44,575            $94,650            $83,847
                                    =======            =======            =======            =======


         Automobile premiums are higher during 2003 for both the three and the six month periods due to increases in the number of autos insured and increases in the value of those autos. The number of insured vehicles increased to 188,358 at June 30, 2003 from 178,967 at June 30, 2002.

         Homeowner premiums are higher during 2003 in both the three and the six month periods primarily due to a rate increase of approximately 22% that became effective on July 1, 2002. Homeowner premiums have also grown due to increases in the number of homes insured and the value of those homes. The number of insured homes increased to 58,320 at June 30, 2003 from 52,070 at June 30, 2002.

Premiums earned:

         Premiums earned increased by $6.3 million and $13.7 million, respectively, for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. As with premiums written, this growth is primarily due to increases in the number of autos and homes insured and increases in the value of those autos and homes.

Premiums ceded:

         Premiums ceded are the portion of our earned premium due to reinsurers in return for the transfer of a portion of our risk to them. Premiums ceded for the three months ended June 30, 2003 increased $151,000 as compared to the three months ended June 30, 2002.

         Premiums ceded increased by $2.2 million for the six months ended June 30, 2003 as compared to the same period in 2002, due to reductions in 2002 of our estimates of the amounts due to our reinsurers related to prior year coverages, the increased volume of our business, and a small increase in the rates charged by our reinsurers.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes personal lines net losses and LAE and net loss ratios for the three and six month periods ended June 30, 2003 and 2002 by separating losses between the current accident year and all prior accident years (dollars in thousands). The net loss ratios shown are calculated by dividing the applicable net losses and LAE by calendar year net premiums earned.


                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                               JUNE 30                                    JUNE 30
                                                     ------------------------------            ------------------------------
                                                        2003                2002                 2003                 2002
                                                     ---------            ---------            ---------            ---------

Net losses and LAE:
   Current accident year                             $  29,424            $  25,147            $  57,806            $  50,925
   Prior accident years                                 (2,072)              (3,107)              (3,460)              (2,336)
                                                     ---------            ---------            ---------            ---------
Calendar year net losses and LAE                     $  27,352            $  22,040            $  54,346            $  48,589
                                                     =========            =========            =========            =========

Net loss ratio attributable to:
   Current accident year net losses and LAE               69.2%                69.0%                70.1%                71.8%
   Prior accident years net losses and LAE                (4.9)%               (8.5)%               (4.2)%               (3.3)%
                                                     ---------            ---------            ---------            ---------
Calendar year net loss ratio                              64.3%                60.5%                65.9%                68.5%
                                                     =========            =========            =========            =========

         As compared to the same periods in 2002, current accident year net losses and LAE of $29.4 million for the three months and $57.8 million for the six months ended June 30, 2003 increased by $4.3 million and $6.9 million, respectively, principally due to increased volume. The current accident year net loss ratios for 2003 reflect a rate increase for homeowners and decreases in the frequency of auto and homeowner claims due to milder weather conditions, offset by slight increases in the severity of auto and homeowner property claims from higher repair costs.

         The adjustments to prior year losses recorded in 2003 and 2002 were made in the normal course of business as a part of our recurring review of loss reserves and reflect favorable development in our estimates of prior years' loss reserves.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Our net investment income is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalents and equity investments, net of investment expenses. There is no significant change in our net investment income for either the three month or the six month period ended June 30, 2003 as compared to the same periods in 2002, primarily because increases in the size of the portfolio were offset by declines in market interest rates.

         The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of the personal lines segment fixed maturity investments are 5.7% and 5.9%, respectively, for the three and six months ended June 30, 2003 as compared to 6.1% and 6.2%, respectively, for the three and six month periods ended June 30, 2002. The average yield is reduced as compared to 2002 because market rates available for the investment of new and matured funds were lower in 2003.

         Net realized investment gains and losses for the three and six month periods ended June 30, 2003 and 2002 did not include any realized losses for other than temporary impairments.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. These expenses increased by approximately $885,000 and $2.2 million, respectively, for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002, due to premium growth. The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 22.2% and 22.3%, respectively, for the three and six month periods ended June 30, 2003, a slight improvement as compared to our 2002 ratios for the comparable periods.

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

         As of June 30, 2003, our fair value investment in fixed income securities was $1.666 billion. These securities are subject primarily to interest rate risk and credit risk.

         At June 30, 2003 we own no equity or fixed income securities that require treatment as derivatives under generally accepted accounting principles and we have no plans to acquire securities that would require such treatment.

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


                                  Portfolio        Change            Weighted
Interest                            Value         in Value        Average Modified
Rates                            $ Millions      $ Millions        Duration Years
--------                         ----------      ----------       ----------------

200 basis point rise               $1,543          $(123)              4.14
100 basis point rise                1,606            (60)              3.87
     Current rate*                  1,666             --               3.68
100 basis point decline             1,729             63               3.71
200 basis point decline             1,793            127               3.79

*        Current rates are as of June 30, 2003.

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

         At June 30, 2003, the fair value of our investment in preferred stocks was $33.4 million, including net unrealized gains of $1.5 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

EQUITY PRICE RISK

         At June 30, 2003 the fair value of our investment in common stocks, excluding preferred stocks as discussed in the preceding paragraphs, was $44.5 million, which included net unrealized gains of $3.6 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of June 30, 2003 would increase the fair value of these securities to $49.0 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $40.1 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         ProAssurance's cash and short-term investment portfolio at June 30, 2003 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

ITEM 4.  CONTROLS AND PROCEDURES

          The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

         During the quarter ended June 30, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 9 to the condensed consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 7, 2003, ProAssurance issued and sold, in a private placement, $100 million aggregate principal amount of its 3.90% Convertible Senior Debentures due 2023 (the Debentures). On July 16, 2003, ProAssurance issued and sold, in a private placement, $7.6 million aggregate principal amount of the Debentures pursuant to an option to purchase additional Debentures granted to the initial purchasers. The Debentures are senior unsecured obligations of ProAssurance and rank equally with ProAssurance's other unsecured and unsubordinated obligations.

         The Debentures were sold to Banc of America Securities LLC and Cochran, Caronia Securities LLC, as the initial purchasers, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the private placement exemption afforded by the Securities Act, and were offered and sold to "qualified institutional buyers" under Rule 144A under the Securities Act. Pursuant to a registration rights agreement entered into in connection with the private offering, ProAssurance has agreed to file with the Securities and Exchange Commission a registration statement under the Securities Act to permit registered resales of the Debentures and the shares of ProAssurance's common stock issuable upon the conversion of the Debentures.

         The aggregate offering price of the Debentures was $107.6 million, representing 100% of the principal amount thereof. The net proceeds from the offering were approximately $104.3 million, which represented the initial offering price of the Debentures less direct expenses of the offering and an underwriters' discount of 2.75% of the aggregate principal amount of the Debentures, which discount totaled approximately $3.0 million. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million. The balance of the net proceeds will be used for general corporate purposes, which may include contributions to the capital of its insurance subsidiaries to support the expected growth in insurance operations.

         The Debentures are convertible, upon the occurrence of certain events, into shares of common stock of ProAssurance at an initial conversion rate of
23.9037 shares for each $1,000 principal amount of the Debentures, which is equivalent to an initial conversion price of approximately $41.83 per share. ProAssurance's common stock is traded on the New York Stock Exchange under the symbol "PRA". See Note 13 of the Notes to Condensed Consolidated Financial Statements of ProAssurance and subsidiaries included elsewhere herein for a description of the conversion rights and other terms of the Debentures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         4.1 Indenture dated July 7, 2003, between ProAssurance and SouthTrust Bank with respect to the 3.90% Convertible Senior Debentures due 2023*

         4.2 Registration Rights Agreement, dated July 7, 2003, between ProAssurance and Banc of America Securities LLC and Cochran, Caronia Securities LLC as initial purchasers of the 3.90% Convertible Senior Debentures due 2023*

         10.1 Description of ProAssurance Corporation's Executive Supplemental Life Insurance Plan

         31.1 Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a)

         31.2 Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a)

         32.1 Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

         32.2 Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

         * Previously filed as an exhibit to ProAssurance's Current Report of Form 8-K for event occurring July 7, 2003, and incorporated herein by reference pursuant to SEC Rule 12b-32.

(b)      Reports on Form 8-K.

         ProAssurance filed a Current Report on Form 8-K on May 12, 2003 that furnished information regarding operating results for the quarter period ended March 31, 2003 that was publicly released on that same day.

         ProAssurance filed a Current Report on Form 8-K on June 30, 2003 that furnished information regarding earnings expectations for the quarter period ended June 30, 2003 and announcing the proposed private offering of convertible debentures that was publicly released on that same day.

         ProAssurance filed a Current Report on Form 8-K on July 1, 2003 that furnished information regarding the pricing and terms of its private offering of convertible debentures that was publicly released on that same day.

         ProAssurance filed a Current Report on Form 8-K on July 7, 2003 that furnished information regarding the closing of its private offering of convertible debentures that was publicly released on that same day.

         ProAssurance filed a Current Report on Form 8-K on July 8, 2003 that furnished information regarding A.M. Best's affirmation of ProAssurance's Financial Strength Rating and Best's rating of the company's recently issued debentures that was publicly released on that same day.

         ProAssurance filed a Current Report on Form 8-K on July 15, 2003 that furnished information regarding the exercise of an over-allotment option in connection with the company's recently issued debentures that was publicly released on that same day.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PROASSURANCE CORPORATION

August 11, 2003
                                        /s/ Howard H. Friedman
                                        ---------------------------------------
                                        Howard H. Friedman, Chief Financial
                                        Officer (Duly authorized officer and
                                        principal financial officer)