Form 10-Q
period 2003-09-30
PROASSURANCE CORP
filed 2003-11-13
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2003 or ______
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission file number 0-16533

                            ProAssurance Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 63-1261433
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification ID No.)
    incorporation of organization)

  100 Brookwood Place, Birmingham, AL                      35209
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (205) 877-4400
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of September 30, 2003 there were 28,968,522 shares of the registrant's common stock outstanding.

                            ProAssurance Corporation
                                    Form 10Q

                                Table of Contents

Part I - Financial Information

         Item l. Condensed Consolidated Financial Statements (Unaudited) of ProAssurance Corporation and Subsidiaries

                  Condensed Consolidated Balance Sheets.....................................   3

                  Condensed Consolidated Statements of Changes in Capital...................   4

                  Condensed Consolidated Statements of Income...............................   5

                  Condensed Consolidated Statements of Comprehensive Income.................   6

                  Condensed Consolidated Statements of Cash Flows...........................   7

                  Notes to Condensed Consolidated Financial Statements......................   8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................  18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk................  32

         Item 4.  Controls and Procedures...................................................  33

         Forward-Looking Statements.........................................................  34

Part II - Other Information

         Item 1.  Legal Proceedings.........................................................  35

         Item 2.  Changes in Securities and Use of Proceeds.................................  35

         Item 6.  Exhibits and Reports on Form 8-K..........................................  36

         Signature .........................................................................  37

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30             December 31
                                                                                     2003                   2002
                                                                                 ------------------------------------
ASSETS
Investments:
   Fixed maturities available for sale, at fair value                            $  1,808,691             $ 1,328,897
   Equity securities available for sale, at fair value                                 44,570                  60,552
   Equity securities, trading portfolio, at fair value                                    439                       -
   Real estate, net                                                                    17,274                  17,549
   Short-term investments                                                              60,626                 252,854
   Other                                                                               25,546                  19,645
   Business owned life insurance                                                       51,057                       -
                                                                                 ------------------------------------
Total investments                                                                   2,008,203               1,679,497

Cash and cash equivalents                                                              53,146                 143,306
Premiums receivable                                                                   124,295                 111,028
Receivable from reinsurers on unpaid losses and loss adjustment
   expenses                                                                           515,945                 462,012
Prepaid reinsurance premiums                                                           17,769                  21,294
Deferred taxes                                                                         73,460                  73,091
Other assets                                                                          104,437                  96,422
                                                                                 ------------------------------------
                                                                                 $  2,897,255             $ 2,586,650
                                                                                 ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                               $  1,823,868             $ 1,622,468
   Unearned premiums                                                                  291,389                 248,371
   Reinsurance premiums payable                                                        65,857                  62,549
                                                                                 ------------------------------------
Total policy liabilities                                                            2,181,114               1,933,388
Other liabilities                                                                      73,759                  49,198
Long-term debt                                                                        104,715                  72,500
                                                                                 ------------------------------------
Total liabilities                                                                   2,359,588               2,055,086

Minority interest                                                                           -                  26,370

Commitments and contingencies                                                               -                       -

Stockholders' Equity:
   Common stock, par value $0.01 per share
     100,000,000 shares authorized; 29,090,287 and 28,998,917 shares
     issued, respectively                                                                 291                     290
   Additional paid-in capital                                                         309,915                 308,501
   Accumulated other comprehensive income, net of deferred tax
     expense of $22,471 and $19,612, respectively                                      41,727                  35,545
   Retained earnings                                                                  185,790                 160,914
                                                                                 ------------------------------------
                                                                                      537,723                 505,250
   Less treasury stock, at cost, 121,765 shares                                           (56)                    (56)
                                                                                 ------------------------------------
Total stockholders' equity                                                            537,667                 505,194
                                                                                 ------------------------------------
                                                                                 $  2,897,255             $ 2,586,650
                                                                                 ====================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   ACCUMULATED OTHER
                                                                     COMPREHENSIVE           RETAINED        OTHER CAPITAL
                                                     TOTAL              INCOME               EARNINGS          ACCOUNTS
                                                   -----------------------------------------------------------------------
Balance at December 31, 2002                       $  505,194           $  35,545           $  160,914        $  308,735

Net income                                             24,876                   -               24,876                 -

Change in fair value of securities available
      for sale, net of reclassification
      adjustments and deferred taxes                    5,296               5,296                    -                 -

Acquisition of minority interest                          886                 886                    -                 -

Common stock issued for compensation                    1,073                   -                    -             1,073

Common stock options exercised                            342                   -                    -               342

                                                   -----------------------------------------------------------------------
Balance at September 30, 2003                      $  537,667           $  41,727           $  185,790        $  310,150
                                                   =======================================================================

                                                                   Accumulated Other
                                                                     Comprehensive           Retained        Other Capital
                                                     Total              Income               Earnings          Accounts
                                                   -----------------------------------------------------------------------
Balance at December 31, 2001                       $  413,231           $   3,533           $  148,707        $  260,991

Net income                                                232                   -                  232                 -

Change in fair value of securities available
      for sale, net of reclassification
      adjustments, deferred taxes and minority
      interest                                         37,451              37,451                    -                 -

Change in minority interest                               254                   -                    -               254

Common stock issued for compensation                      974                   -                    -               974

Common stock options exercised                             11                   -                    -                11

                                                   -----------------------------------------------------------------------
Balance at September 30, 2002                      $  452,153           $  40,984           $  148,939        $  262,230
                                                   =======================================================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30                SEPTEMBER 30
                                                            -----------------------------------------------------
                                                               2003          2002          2003          2002
                                                            -----------------------------------------------------
Revenues:
   Gross premiums written                                   $ 196,750     $  160,875    $  557,216      $ 465,063
                                                            =====================================================
   Net premiums written                                     $ 180,620     $  130,653    $  497,834      $ 386,306
                                                            =====================================================

   Premiums earned                                          $ 184,756     $  151,023    $  514,199      $ 419,555
   Premiums ceded                                              19,326         29,076        62,889         73,525
                                                            -----------------------------------------------------
   Net premiums earned                                        165,430        121,947       451,310        346,030
   Net investment income                                       18,301         19,819        53,393         58,773
   Net realized investment gains (losses)                       1,436        (13,560)        4,149        (17,338)
   Other income                                                 1,022          1,660         4,572          5,284
                                                            -----------------------------------------------------
Total revenues                                                186,189        129,866       513,424        392,749

Expenses:
   Losses and loss adjustment expenses                        171,901        139,589       488,103        397,829
   Reinsurance recoveries                                      26,118         23,721        85,972         67,698
                                                            -----------------------------------------------------
   Net losses and loss adjustment expenses                    145,783        115,868       402,131        330,131
   Underwriting, acquisition and insurance expenses            26,438         21,380        77,094         65,862
   Loss on early extinguishment of debt                           305              -           305              -
   Interest expense                                             1,188            689         2,257          2,203
                                                            -----------------------------------------------------
Total expenses                                                173,714        137,937       481,787        398,196
                                                            -----------------------------------------------------

Income (loss) before income taxes, minority interest and
   cumulative effect of accounting change                      12,475         (8,071)       31,637         (5,447)

Provision for income taxes:
   Current expense (benefit)                                    4,624         (1,257)       10,763            378
   Deferred expense (benefit)                                  (1,884)        (3,200)       (4,183)        (6,701)
                                                            -----------------------------------------------------
                                                                2,740         (4,457)        6,580         (6,323)
Income (loss) before minority interest and cumulative
   effect of accounting change                                  9,735         (3,614)       25,057            876
Minority interest                                                   -            910           181          2,338
                                                            -----------------------------------------------------

Income (loss) before cumulative effective of accounting
   change                                                       9,735         (4,524)       24,876         (1,462)

Cumulative effect of accounting change, net of tax                  -              -             -          1,694
                                                            -----------------------------------------------------

Net income (loss)                                           $   9,735     $   (4,524)   $   24,876      $     232
                                                            =====================================================

Earnings per share (basic):
   Income (loss) before cumulative effect of accounting
   change                                                   $    0.34     $    (0.18)   $     0.86      $   (0.06)
   Cumulative effect of accounting change, net of tax               -              -             -           0.07
                                                            -----------------------------------------------------
   Net income (loss)                                        $    0.34     $    (0.18)   $     0.86      $    0.01
                                                            =====================================================

Earnings per share (diluted):
   Income (loss) before cumulative effect of accounting
   change                                                   $    0.33     $    (0.18)   $     0.85      $   (0.06)
   Cumulative effect of accounting change, net of tax               -            -              -            0.06
                                                            -----------------------------------------------------
   Net income (loss)                                        $    0.33     $    (0.18)   $     0.85      $    0.00
                                                            =====================================================

Weighted average number of common shares outstanding:
   Basic                                                       28,967         25,851        28,935         25,845
                                                            =====================================================
   Diluted                                                     29,165         25,851        29,108         25,862
                                                            =====================================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30                  SEPTEMBER 30
                                                               ---------------------------------------------------
                                                                 2003         2002             2003         2002
                                                               ---------------------------------------------------
Comprehensive income:

  Net income (loss)                                            $  9,735     $ (4,524)        $ 24,876     $    232

  Change in fair value of securities available  for
     sale, net of deferred taxes and minority interest           (9,394)      20,634            7,849       26,181

  Reclassification adjustment for realized (gains)
     losses included in income, net of deferred taxes              (979)       8,814           (2,553)      11,270

                                                               ---------------------------------------------------
Comprehensive income (loss)                                    $   (638)    $ 24,924         $ 30,172     $ 37,683
                                                               ===================================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                            -----------------------------------
                                                                                2003                  2002
                                                                            -----------------------------------
OPERATING ACTIVITIES

Net cash provided (used) by operating activities                            $    217,772          $     157,137

INVESTING ACTIVITIES

Purchases of available-for-sale securities:

     Fixed maturities                                                           (916,128)              (576,174)

     Equity                                                                         (864)               (21,975)

Proceeds from sale or maturity of available-for-sale securities:

     Fixed maturities                                                            456,971                448,724

     Equities                                                                     20,160                  6,556

Purchase of trading portfolio securities                                            (436)                     -

Purchase of other investments                                                     (6,750)               (10,000)

Net decrease in short-term investments                                           192,228                 37,083

Purchase of business owned life insurance                                        (50,000)                     -

Other                                                                             (1,552)                 5,074
                                                                            -----------------------------------

Net cash provided (used) by investing activities                                (306,371)              (110,712)

FINANCING ACTIVITIES

Proceeds from issuance of debentures                                             104,641                      -

Repayment of debt                                                                (72,500)                (7,500)

Purchase of minority interest                                                    (33,304)                     -

Other                                                                               (398)                     -
                                                                            -----------------------------------

Net cash provided (used) by financing activities                                  (1,561)                (7,500)
                                                                            -----------------------------------

Increase (decrease) in cash and cash equivalents                                 (90,160)                38,925

Cash and cash equivalents at beginning of period                                 143,306                 53,163
                                                                            -----------------------------------

Cash and cash equivalents at end of period                                  $     53,146          $      92,088
                                                                            ===================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively "ProAssurance"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         Certain reclassifications have been made to conform the 2002 financial statements to the 2003 presentation. These changes had no effect on previously reported results of operations or shareholders' equity.

Stock-Based Compensation

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

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30            SEPTEMBER 30
                                                         ---------------------------------------------
                                                           2003        2002        2003        2002
                                                         ---------------------------------------------
Net income (loss), as reported                           $  9,735    $ (4,524)   $  24,876   $     232

Add:  Stock-based employee compensation expense
recognized under APB 25 with the exercise of options,
net of tax                                                     18           -           59           -

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                   (218)        (94)        (628)       (470)
                                                         ---------------------------------------------
Pro forma net income (loss)                              $  9,535    $ (4,618)   $  24,307   $    (238)
                                                         =============================================

Earnings (loss) per share:
    Basic--as reported                                   $   0.34    $  (0.18)   $    0.86   $    0.01
                                                         =============================================
    Basic--pro forma                                     $   0.33    $  (0.18)   $    0.84   $   (0.01)
                                                         =============================================

    Diluted--as reported                                 $   0.33    $  (0.18)   $    0.85   $    0.00
                                                         =============================================
    Diluted--pro forma                                   $   0.33    $  (0.18)   $    0.84   $   (0.02)
                                                         =============================================

         At September 30, 2003, ProAssurance has 290,500 options outstanding under the plan that were granted in 2003 with an exercise price of $22 per share. The estimated fair value of each option is $8.46, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 3.1%; volatility of 0.34; expected life of 6 years; and dividend yield of 0%.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

         The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in ProAssurance's December 31, 2002 Annual Report on Form 10-K. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are allocated to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense related to long-term debt held by the parent company, all revenues and expenses of ProAssurance are allocated to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effects of transactions between segments have been eliminated.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

2. SEGMENT INFORMATION (CONTINUED)

         The table below provides a reconciliation of segment information to total consolidated information (in thousands).

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30                   SEPTEMBER 30
                                            --------------------------------------------------------
                                               2003            2002            2003          2002
                                            --------------------------------------------------------
Revenues:
   Professional liability lines             $   139,163     $   88,021     $   377,728     $ 273,372
   Personal lines                                46,920         41,845         135,521       119,377
   Corporate investment income                      106              -             175             -
                                            --------------------------------------------------------
Total                                       $   186,189     $  129,866     $   513,424     $ 392,749
                                            ========================================================

Income (loss) before cumulative
  effect of accounting change:
   Professional liability lines             $     8,667     $   (8,984)    $    13,573     $ (12,487)
   Personal lines                                 1,969          4,915          12,854        12,464
   Corporate                                       (901)          (455)         (1,551)       (1,439)
                                            --------------------------------------------------------
   Total                                    $     9,735     $   (4,524)    $    24,876     $  (1,462)
                                            ========================================================

Net income (loss):
   Professional liability lines             $     8,667     $   (8,984)    $    13,573     $ (10,793)
   Personal lines                                 1,969          4,915          12,854        12,464
   Corporate                                       (901)          (455)         (1,551)       (1,439)
                                            --------------------------------------------------------
   Total                                    $     9,735     $   (4,524)    $    24,876     $     232
                                            ========================================================

                                                            SEPTEMBER 30        DECEMBER 31
                                                                2003               2002
                                                           --------------------------------
Identifiable Assets:
   Professional liability lines                            $   2,443,170       $  2,184,551
   Personal lines                                                417,596            372,086
   Corporate                                                      36,489             30,013
                                                           --------------------------------
   Total assets                                            $   2,897,255       $  2,586,650
                                                           ================================

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

3. INVESTMENTS

         The amortized cost of available for sale fixed maturities and equity securities was $1.789 billion and $1.334 billion at September 30, 2003 and December 31, 2002, respectively.

         Operating results for the nine months ended September 30, 2003 and 2002 included the following (in millions):

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                             ---------------------------
                                                                                2003              2002
                                                                             ---------------------------
Proceeds from sales, excluding maturities and paydowns                       $   274.3          $  278.8

Gross realized gains                                                         $     6.4          $    6.8
Gross realized (losses)                                                           (2.0)             (8.8)
Other than temporary impairment losses                                            (0.3)            (15.3)
Trading portfolio gains (losses)                                                     -                 -
                                                                             ---------------------------
Net realized investment gains (losses)                                       $     4.1          $  (17.3)
                                                                             ===========================

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

         ProAssurance's management believes the unearned premiums under contracts together with the related anticipated investment income to be earned are adequate to discharge the related contract liabilities.

5. DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $39.8 million and $29.0 million for the nine months ended September 30, 2003 and 2002, respectively.

6. INCOME TAXES

         The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because a portion of ProAssurance's investment income is tax-exempt.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

7. LONG-TERM DEBT

         In early July 2003, ProAssurance issued $107.6 million of 3.90% Convertible Debentures (Debentures) in a Private Offering transaction, net of an underwriter's discount of $3.0 million. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million. The balance of the net proceeds will be used for general corporate purposes, which may include contributions to the capital of its insurance subsidiaries to support the expected growth in insurance operations.

         Summarized information regarding the structure and terms of the Debentures follows:

         Issue Price. The Debentures were issued at 97.25% of their principal amount and each Debenture has a principal amount at maturity of $1,000.

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

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

7. LONG-TERM DEBT (CONTINUED)

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

                  - upon the occurrence of certain corporate transactions.

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

         Repurchase Right of Holders. Each holder of the Debentures may require ProAssurance to repurchase all or a portion of the holder's Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the principal amount of the Debentures plus accrued and unpaid interest, including contingent interest, if any, to the date of repurchase. ProAssurance may choose to pay the purchase price in cash, shares of common stock, or a combination of cash and shares of common stock. If ProAssurance elects to pay all or a portion of the repurchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for the 20 trading days immediately preceding and including the third day prior to the repurchase date.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

7. LONG-TERM DEBT (CONTINUED)

         Change of Control. Upon a change of control of ProAssurance, holders may require ProAssurance, subject to conditions, to repurchase all or a portion of the Debentures. Depending upon the date at which the change of control occurs, ProAssurance will pay a purchase price equal to a varying percentage of the applicable principal amount of such Debentures plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The percentage ranges from 110% for dates before June 29, 2004 to 100% for dates after June 30, 2008. ProAssurance may choose to pay the repurchase price in cash, shares of common stock, shares of common stock of the surviving corporation or a combination of cash and shares of the applicable common stock. If ProAssurance elects to pay all or a portion of the repurchase price in shares of common stock, the shares of the applicable common stock will be valued at 97.5% of the average sale price of the applicable common stock for 20 trading days commencing after the third trading day following notice of the occurrence of a change of control.

         Events of Default. If there is an event of default under the Debentures, the principal amount of the Debentures, plus accrued interest, including contingent interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

Registration Rights. On October 24, 2003 ProAssurance filed a shelf registration statement with the SEC with respect to the resale of the Debentures and the shares of common stock issuable upon conversion of the Debentures pursuant to a registration rights agreement. The registration rights agreement requires ProAssurance to use reasonable best efforts to cause such shelf registration statement to become effective within 180 days after the original issuance of the Debentures. ProAssurance has also agreed to keep the shelf registration statement effective until the earliest of:

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

The Debentures do not require ProAssurance to maintain minimum financial covenants.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

8. STOCKHOLDERS' EQUITY

         At September 30, 2003 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At September 30, 2003, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

9. COMMITMENTS AND CONTINGENCIES

         ProAssurance is involved in various legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on ProAssurance's financial position. However, to the extent that the settlement of these actions exceeds the corresponding reserves, the settlements could have a material effect on ProAssurance's results of operations for the period in which the settlements are made.

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

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. FIN 46 defines variable interest entities (VIEs) as those entities or activities that distribute either profits or losses to beneficiaries through established contractual, ownership, or other interests. The interpretation introduced a new consolidation model which determines control (and consolidation) based on primary beneficiary status of a VIE. The primary beneficiary is defined as that interest that receives over half the expected losses, or over half of the expected returns. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

10. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         ProAssurance does not believe that the adoption of FIN 46 will have a material impact on its financial statements. ProAssurance holds passive investments in four limited partnerships/ limited liability companies that it believes will be considered a VIE under FIN 46. ProAssurance does not believe it is the primary beneficiary relative to these entities and would not be required to consolidate the entities under FIN 46. These investments are included in Other Investments and total $25.5 million at September 30, 2003 and $19.6 million at December 31, 2002.

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equities to be classified as liabilities. For public companies, SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no effect on ProAssurance's financial condition or results of operations.

11. MINORITY INTEREST

         On January 29, 2003 ProAssurance's indirect subsidiary, MEEMIC Holdings, Inc. (MEEMIC Holdings) repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational Insurance Company. MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire 1,062,298 shares of its common stock, to pay for outstanding options representing 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings is now a wholly-owned indirect subsidiary of ProAssurance. ProAssurance recognized goodwill of $7.6 million related to the transaction. Income for the nine months ended September 30, 2003 was reduced by the income attributable (16%) to the MEEMIC Holdings minority interest for the period from January 1, 2003 to January 29, 2003. MEEMIC Holdings is the 100% owner of MEEMIC Insurance Company.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

12. EARNINGS PER SHARE

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts are in thousands, except per share data):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                               ---------------------------------------------------
                                                                 2003           2002          2003          2002
                                                               ---------------------------------------------------
BASIC EARNINGS PER SHARE CALCULATION:
Numerator:
Income (loss) before cumulative effect of accounting change    $    9,735   $    (4,524)  $     24,876   $  (1,462)
Cumulative effect of accounting change                                  -             -              -       1,694
                                                               ---------------------------------------------------
Net income                                                     $    9,735   $    (4,524)  $     24,876   $     232
                                                               ===================================================

Denominator:
Weighted average number of common shares outstanding               28,967        25,851         28,935      25,845
                                                               ===================================================

Basic earnings per share:
Income (loss) before cumulative effect of accounting change    $     0.34   $     (0.18)  $       0.86   $   (0.06)
Cumulative effect of accounting change                                  -             -              -        0.07
                                                               ---------------------------------------------------
Net income                                                     $     0.34   $     (0.18)  $       0.86   $    0.01
                                                               ===================================================

DILUTED EARNINGS PER SHARE CALCULATION:
Numerator:
Income (loss) before cumulative effect of accounting change    $    9,735   $    (4,524)  $     24,876   $  (1,462)
Dilutive effect of stock options held by minority
   shareholders                                                         -           (58)             -        (151)
                                                               ---------------------------------------------------
Income (loss) before cumulative effect of accounting
   change-diluted computation                                       9,735        (4,582)        24,876      (1,613)
Cumulative effect of accounting change                                  -             -              -       1,694
                                                               ---------------------------------------------------
Net income-diluted computation                                 $    9,735   $    (4,582)  $     24,876   $      81
                                                               ===================================================

Denominator:
Weighted average number of common shares outstanding               28,967        25,851         28,935      25,845
Assumed conversion of dilutive stock options and awards               198             -            173          17
                                                               ---------------------------------------------------
Diluted weighted average number of common shares
  outstanding                                                      29,165        25,851         29,108      25,862
                                                               ===================================================

Diluted earnings per share
Income (loss) before cumulative effect of accounting change    $     0.33   $     (0.18)  $       0.85   $   (0.06)
Cumulative effect of accounting change                                  -             -              -        0.06
                                                               ---------------------------------------------------
Net income                                                     $     0.33   $     (0.18)  $       0.85   $    0.00
                                                               ===================================================

         ProAssurance excluded outstanding options for the purchase of approximately 3,000 common shares from its September 30, 2003 diluted earnings per share computations because the effect of doing so would have been antidilutive.

         ProAssurance's diluted earnings per share computations for the three months ended September 30, 2002 did not consider the effect of outstanding stock options because the effect would have been antidilutive. Options for the purchase of approximately 1,116,000 shares of common stock were outstanding at September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, references to ProAssurance," "we," "us," and "our" refers to ProAssurance Corporation and its subsidiaries. You should read this discussion in conjunction with the consolidated financial statements and notes thereto in our Annual Form 10-K/A for the year ended December 31, 2002. The following discussion of the financial condition and results of operations contains certain forward-looking information that involves risk and uncertainties. Our financial condition and operating results could differ significantly from these forward-looking statements; see "Forward-Looking Statements." Important factors that could cause or contribute to such differences or changes include those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

         Reinsurance: Our receivable from reinsurers represents our estimate of the amount of our future loss and LAE payments that will be reimbursed by reinsurers. These estimates are based upon our estimates of the ultimate losses and LAE that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is a percentage of the losses reimbursed under the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

agreement. Given the uncertainty of the ultimate amounts of our losses and LAE, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in then current operations. Due to the size of our receivable from reinsurers, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made. At September 30, 2003, we considered all of our receivable from reinsurers to be collectible.

         Investments: We consider our fixed maturity securities as available-for-sale and our equity securities as either available-for-sale or trading portfolio securities. Our available-for-sale securities are available to be sold in response to a number of issues, including our liquidity needs, changes in market interest rates and investment management strategies, among others. Available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related income tax effect, excluded from income and reported as a component of stockholders' equity.

         In prior years, we did not designate any of our securities as trading portfolio securities. However, since January 1, 2003 certain of our equity security purchases have been designated as trading portfolio securities. A trading portfolio is more responsive to a highly volatile equity market since a trading portfolio is carried at fair value with the holding gains and losses included in realized investment gains and losses in the current period.

         We evaluate the securities in our available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. The evaluation involves judgment by management. Some of the factors we consider in the evaluation of our investments are:

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

         Business Owned Life Insurance (BOLI): During 2003 we purchased business owned life insurance ("BOLI") policies on certain key employees at a cost of approximately $50 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. We are the owner and principal beneficiary of these policies; however, approximately 1% ($50,000 per insured employee) of the total estimated death proceeds are payable to employee designated beneficiaries. These life insurance contracts are carried at their current cash surrender value. Changes in the cash surrender value are included in income in the current period as investment income. The death proceeds and the related payable to the employee's beneficiary are recorded upon the insured employee's death.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         We need liquid funds to pay losses and loss adjustment expenses (losses and LAE) and operating expenses in the ordinary course of business and to meet our debt service requirements. Cash provided by our operating activities was sufficient to meet those needs during the nine months ended September 30, 2003. We believe that our operating activities will provide sufficient cash to meet our liquidity needs during the next twelve months.

         Our net reserves for losses and LAE (net of amounts receivable from reinsurers) at September 30, 2003 increased approximately $147.5 million over those at December 31, 2002. Substantially all of this increase is in our professional liability segment, a "long tailed" business. A characteristic of a "long tailed" business is that there is a long length of time between the occurrence of an insured event and significant payment on that event. Because of this characteristic, it is not unusual for reserves to increase, especially during periods of business growth.

         We have not experienced difficulties in collecting amounts due from reinsurers. Recently, there has been public speculation about the ability of Gerling Global Reinsurance Corporation of America (Gerling) and PMA Capital Insurance Company (PMA) to pay claims. Neither company is accepting new reinsurance business. Gerling is not rated by A.M. Best and PMA has been downgraded to B++. Neither company participates in our current reinsurance treaties but both have been part of previous reinsurance programs. At December 31, 2002 our recorded receivable from these two companies was $63.5 million, approximately 65% of which related to our estimates of IBNR and its allocation to the various reinsurance treaties. Based upon information available to us, including statements made by Gerling and PMA, we anticipate that both companies will meet their obligations to us.

         Our positive cash flow from operations for the nine months ended September 30, 2003 of approximately $218 million primarily results from timing delays that exist between the collection of premiums and the payment of losses and from growth in our premiums written, which is discussed in more detail in the following section, "Results of Operations."

         Investments and cash and cash equivalents increased by approximately $240.6 million during the nine months ended September 30, 2003. Approximately $37 million of that increase represents the net proceeds from the debentures issued in July less the funds utilized to payoff our bank term loan. The remaining increase primarily resulted from the cash flow from operations offset by the funds that were expended to purchase the MEEMIC Holdings, Inc. (MEEMIC Holdings) minority interest, as discussed below.

         On January 29, 2003 ProAssurance's subsidiary, MEEMIC Holdings repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational Insurance Company (ProNational). MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire 1,062,298 shares of its common stock to pay for outstanding options representing 120,000 shares, and to pay the expenses of the transactions. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings is now a wholly-owned indirect subsidiary of ProAssurance. Goodwill of approximately $7.6 million was recorded related to the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         As premiums grow so does our need for capital to support our insurance operations. We have experienced significant growth with respect to our professional liability premiums and expect continued growth throughout the remainder of 2003 and into 2004. This growth has primarily come as a result of increased prices but is also a result of reduced competition in the professional liability market. We have taken actions to provide the additional capital needed to take advantage of these favorable market conditions. In late 2002, we raised $46.5 million through the sale of our common stock in an underwritten public offering, and applied $36 million to the capital of our insurance subsidiaries.

         In early July 2003 we received $104.6 million from the issuance of 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized a substantial portion of the net proceeds to repay our outstanding term loan, as discussed in the following paragraph. We will use the balance of the net proceeds for general corporate purposes, which may include contributions to the capital of our insurance subsidiaries to support the expected growth in insurance operations.

         We repaid the entire balance of our $67.5 million term loan on July 23, 2003 and canceled the credit agreement under which the loan had been provided. There were no fees or penalties associated with the prepayment or the cancellation of the credit agreement. Given our current capital position, we are considering whether or not to replace the line of credit previously provided under the credit agreement.

         Through 2006, the annual cash outflows are expected to be significantly less for the Debentures than for the term loan. The term loan required minimum annual principal payments of $10 million and the entire remaining loan balance became due in 2006. The Debentures do not require annual repayments of principal and are not due until 2023, although holders may require ProAssurance to repurchase the Debentures on June 30 of 2008, 2013, 2018 or upon a change in control. See Note 7 of our condensed consolidated financial statements for a description of the Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - OVERVIEW

         We operate in two industry segments: professional liability insurance and personal lines insurance. Our professional liability insurance segment principally provides liability insurance for providers of health care services, and, to a limited extent, providers of legal services. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., Medical Assurance of West Virginia, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc. Our personal lines segment provides personal property and casualty insurance to individuals through the operations of a single insurance company, MEEMIC Insurance Company.

         All of our revenues and expenses are allocated to the operating segments, other than investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent.

         Our consolidated net income is $9.7 million, or $0.33 per diluted share for the three months ended September 30, 2003 and $24.9 million, or $0.85 per diluted share for the nine months ended September 30, 2003. The operating results of each of our reportable industry segments are discussed separately in the following sections.

         We recorded a loss from debt retirement of $0.3 million during the third quarter of 2003 related to the repayment of our bank term loan before its scheduled maturity date. Although there were no penalties or fees associated with the repayment, at the time of repayment we expensed the remaining unamortized debt issue costs associated with the loan.

         Interest expense increased to $1.2 million for the three month period ended September 30, 2003 as compared to $0.7 million for the same period in 2002. The increase results from a higher rate of interest on the debentures issued in July 2003 as compared to the bank term loan and an increase in the total amount of outstanding debt. Management elected to replace the term loan with the debentures because the debentures provided a longer-term source of capital at a fixed interest rate.

         Interest expense increased to $2.3 million from $2.2 million for the nine month period ended September 30, 2003 as compared to the same period in 2002. This increase is due to the higher interest costs in the third quarter of 2003, as discussed in the preceding paragraph, as offset by lower interest costs for the first six months of 2003. Interest expense was lower in the first six months of 2003 as compared to 2002 because both the average outstanding balance on the term loan and the variable interest rate on the term loan were lower in 2003.

         For all periods presented, the provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because a portion of ProAssurance's investment income is tax-exempt.

         Minority interest in both 2003 and 2002 relates entirely to the minority interest in the income of MEEMIC Holdings. As discussed under "Liquidity and Capital Resources" we purchased this minority interest on January 29, 2003. In 2003, earnings were allocable to the minority interest only for the period from January 1 to January 29. In 2002, earnings were allocable to the minority interest for the entire period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROFESSIONAL LIABILITY INSURANCE SEGMENT

         Operating results for our professional liability insurance segment for the three and nine months periods ended September 30, 2003 and 2002 are summarized in the table below (dollars in thousands).

                                      THREE MONTHS ENDED SEPTEMBER 30               NINE MONTHS ENDED SEPTEMBER 30
                                  ----------------------------------------       ------------------------------------
                                                                 INCREASE                                   INCREASE
                                      2003           2002       (DECREASE)          2003         2002      (DECREASE)
                                  ----------------------------------------       ------------------------------------
Gross premiums written            $    145,526    $  115,372    $   30,154       $  411,342   $  335,713   $   75,629
                                  ========================================       ====================================

Net premiums written              $    134,126    $   89,026    $   45,100       $  364,916   $  266,896   $   98,020
                                  ========================================       ====================================
Revenues:
Premiums earned                   $    136,277    $  108,243    $   28,034       $  375,031   $  299,810   $   75,221
Premiums ceded                          14,601        25,212       (10,611)          49,951       63,615      (13,664)
                                  ----------------------------------------       ------------------------------------
Net premiums earned                    121,676        83,031        38,645          325,080      236,195       88,885
Net investment income                   15,583        17,352        (1,769)          45,574       51,247       (5,673)
Net realized investment gains
    (losses)                             1,431       (13,547)       14,978            4,043      (17,969)      22,012

Other income                               473         1,185          (712)           3,031        3,899         (868)
                                  ----------------------------------------       ------------------------------------
Total revenues                         139,163        88,021        51,142          377,728      273,372      104,356

Expenses:
Net losses and loss adjustment
    expenses                           116,140        91,030        25,110          318,142      256,704       61,438
Underwriting, acquisition and
    insurance expenses                  16,360        12,790         3,570           48,658       41,119        7,539
                                  ----------------------------------------       ------------------------------------
Total expenses                         132,500       103,820        28,680          366,800      297,823       68,977
                                  ----------------------------------------       ------------------------------------

Income (loss) before income
    taxes                         $      6,663    $  (15,799)   $   22,462       $   10,928   $  (24,451)  $   35,379
                                  ========================================       ====================================

Net loss and LAE ratio*                   95.5%        109.6%        (14.1)%           97.9%       108.7%       (10.8)%
Underwriting expense ratio*               13.4%         15.4%         (2.0)%           15.0%        17.4%        (2.4)%
                                  ----------------------------------------       ------------------------------------
Combined ratio                           108.9%        125.0%        (16.1)%          112.9%       126.1%       (13.2)%
Less:  Investment income ratio*           12.8%         20.9%         (8.1)%           14.0%        21.7%        (7.7)%
                                  ----------------------------------------       ------------------------------------
Operating ratio                           96.1%        104.1%         (8.0)%           98.9%       104.4%        (5.5)%
                                  ========================================       ====================================

                                      September 30      December 31
                                          2003              2002
                                      -----------------------------
Net reserves for loss and LAE         $  1,237,733     $  1,096,205
                                      =============================

* Ratios shown are expressed as a percentage of net premiums earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PREMIUMS

Premiums written:

         Our professional liability insurance segment principally provides liability insurance for providers of medical and other health care services, and to a limited extent, providers of legal services.

         Premiums written for the professional liability segment increased by $30.2 million for the three months and $75.6 million for the nine months ended September 30, 2003 as compared to the same periods in 2002, principally due to rate increases. We experienced significant premium growth from new business in states where competitors have left the professional liability market. The growth in new business has largely been offset by policies that did not renew due to higher rates and our own underwriting decisions.

         We have implemented and we plan to continue to implement rate increases based on loss trends; however, our ability to implement those rate increases is subject to regulatory approval. We estimate that, on average, 2003 renewals to date are at rates that are more than 25% higher than 2002 rates. However, we do not expect premium growth to reflect the full amount of the rate increases because retention of our insureds may be reduced by the higher rates. Additionally, we are in the process of converting any remaining occurrence coverages to claims-made coverages. Since first-year claims-made coverage has a significantly lower premium than occurrence coverage due to lower loss exposure, the conversion will reduce gross premiums written.

Premiums earned:

         Premiums earned for the professional liability segment increased $28.0 million for the three months and $75.2 million for the nine months ended September 30, 2003 as compared to the same periods in 2002. Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. The increase in 2003 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2003 and 2002. Thus earned premiums have increased as discussed in the section on premiums written.

Premiums ceded:

         Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded decreased by $10.6 million and $13.7 million, respectively, for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. We have reduced the portion of our losses that we cede to our reinsurers. Under reinsurance contracts that became effective in October 2002, our retention levels for medical liability losses became $1.0 million in all states whereas previously our retention in many states was as low as $250,000. Premiums ceded have decreased both in total dollars and as a percentage of premiums earned because we have ceded a smaller portion of our risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOSSES AND LOSS ADJUSTMENT EXPENSES

         Our net reserve for losses and LAE represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. The resulting net losses and loss adjustment expenses (hereafter referred to as "net losses and LAE") may be summarized into three components of these estimates: (i) actuarial evaluation of incurred loss levels for the current accident year; (ii) actuarial re-evaluation of incurred loss levels for prior accident years; and (iii) actuarial re-evaluation of the reserve for the death, disability and retirement provision.

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

         The following table summarizes professional net losses and LAE and net loss ratios for the three and nine month periods ended September 30, 2003 and 2002 by separating losses between the current accident year and all prior accident years (dollars in thousands). The net loss ratios shown are calculated by dividing the applicable net losses and LAE by calendar year net premiums earned.

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                     ---------------------------------------------------------
                                                         2003           2002           2003           2002
                                                     ---------------------------------------------------------
Net losses and LAE:
   Current accident year                             $    116,140   $     91,030   $    317,392   $    254,304
   Prior accident years                                         -              -            750          2,400
   Change in death, disability, and retirement
     reserves                                                   -              -              -              -
                                                     ---------------------------------------------------------
Calendar year net losses and LAE                     $    116,140   $     91,030   $    318,142   $    256,704
                                                     =========================================================

Net loss ratio attributable to:
   Current accident year net losses and LAE                  95.5%         109.6%          97.7%         107.7%
   Prior accident years net losses and LAE                      -              -            0.2%           1.0%
   Change in death, disability, and
     retirement reserves                                        -              -              -              -
                                                     ---------------------------------------------------------
Calendar year net loss ratio                                 95.5%         109.6%          97.9%         108.7%
                                                     =========================================================

         Current accident year net losses and LAE increased by $25.1 million and $63.1 million, respectively, for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002, primarily due to increased loss costs. The current accident year net loss ratio for the three months ended September 30, 2003, as compared to the same period in 2002, has decreased from 109.6% to 95.5%. The current accident year net loss ratio for the nine months ended September 30, 2003, as compared to the same period in 2002, has decreased from 107.7% to 97.7%. The improvement in the loss ratio primarily reflects the effects of a more adequate premium structure as a result of rate increases implemented during 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Our net investment income decreased by $1.8 million and $5.7 million, respectively, for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. The decrease occurred even though our average invested funds increased in 2003. The positive effect of additional invested funds was more than offset by the effect of lower average yields. The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of our professional liability segment fixed maturity investments is 4.4% and 4.7%, respectively, for the three and nine months ended September 30, 2003 as compared to 5.9% and 6.2%, respectively, for the same periods in 2002. The average yield is reduced as compared to 2002 because market rates available for the investment of new and matured funds were lower in 2003. Also, in the fourth quarter of 2002 we sold a significant portion of our fixed maturity portfolio in order to realize capital gains and these securities were reinvested at substantially lower rates.

         Net realized investment gains (losses) include gains and losses realized on sales of investment securities and realized losses for other than temporary impairments in the fair value of investment securities, as shown in the following table (in thousands).

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30                  SEPTEMBER 30
                                                   --------------------------------------------------------
                                                       2003           2002           2003           2002
                                                   --------------------------------------------------------
Net gains (losses) from sales                      $     1,428    $      (273)   $     4,362    $    (2,695)
Other than temporary impairment losses                       -        (13,274)          (322)       (15,274)
Holding gains (losses) on trading portfolio                  3              -              3              -
                                                   --------------------------------------------------------
Net realized investment gains (losses)             $     1,431    $   (13,547)   $     4,043    $   (17,969)
                                                   ========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased by approximately $3.6 million and $7.5 million, respectively, for the three and the nine month periods ended September 30, 2003 as compared to the same periods in 2002. These expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have no direct relationship to premium volume, such as the costs of our underwriting department and guaranty fund assessments. The 2003 increase in expenses is due to higher costs incurred as a result of premium growth, somewhat offset by reductions in certain costs. Guaranty fund assessments were lower by approximately $400,000 and $1.6 million, respectively, during the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. Also, as discussed under the caption "Other Income" late in the second quarter of 2003 we ceased to provide medical credentialing services. Termination of this business activity reduced expenses by approximately $500,000 and $600,000, respectively, during the three and nine month periods ended September 30, 2003.

         The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 13.4% and 15.0%, respectively, for the three and nine month periods ended September 30, 2003 as compared to 15.4% and 17.4% for the same periods in 2002. The ratio decreased because there was no significant change in our fixed costs, other than the previously discussed decrease in guaranty fund assessments, while premiums earned increased in both the three and the nine month periods.

OTHER INCOME

         We have historically provided medical credentialing services for a fee. These services did not contribute significantly to our bottom line and we ceased to provide these services late in the second quarter of 2003. The cessation of these services reduced fee income by approximately $0.6 million for both the three and the nine month periods ended September 30, 2003 as compared to the same periods in 2002 and is the primary reason for the overall decline in 2003 other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PERSONAL LINES INSURANCE OPERATIONS SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company. Selected financial data for our personal lines insurance segment is summarized in the table below (dollars in thousands).

                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                SEPTEMBER 30                                SEPTEMBER 30
                                    ------------------------------------       -------------------------------------
                                                               INCREASE                                    INCREASE
                                       2003         2002      (DECREASE)          2003         2002       (DECREASE)
                                    ------------------------------------       -------------------------------------
Gross premiums written              $   51,224   $   45,503   $    5,721       $  145,874   $  129,350    $   16,524
                                    ====================================       -------------------------------------

Net premiums written                $   46,494   $   41,627   $    4,867       $  132,918   $  119,410    $   13,508
                                    ====================================       =====================================

Revenues:
Premiums earned                     $   48,479   $   42,780   $    5,699       $  139,168   $  119,745    $   19,423
Premiums ceded                           4,725        3,864          861           12,938        9,910         3,028
                                    ------------------------------------       -------------------------------------
Net premiums earned                     43,754       38,916        4,838          126,230      109,835        16,395
Net investment income                    2,612        2,467          145            7,644        7,526           118
Net realized investment gains
    (losses)                                 5          (13)          18              106          631          (525)
Other income                               549          475           74            1,541        1,385           156
                                    ------------------------------------       -------------------------------------
Total revenues                          46,920       41,845        5,075          135,521      119,377        16,144
Expenses:
Net losses and loss adjustment
    expenses                            29,643       24,838        4,805           83,989       73,427        10,562

Underwriting, acquisition and
    insurance expenses                  10,078        8,590        1,488           28,436       24,743         3,693
                                    ------------------------------------       -------------------------------------
Total expenses                          39,721       33,428        6,293          112,425       98,170        14,255
                                    ------------------------------------       -------------------------------------
Income (loss) before income taxes   $    7,199   $    8,417   $   (1,218)      $   23,096   $   21,207    $    1,889
                                    ====================================       =====================================

Net losses and LAE ratio*                 67.7%        63.8%         3.9%            66.5%        66.9%         (0.4%)
Underwriting expenses ratio*              23.0%        22.1%         0.9%            22.5%        22.5%          0.0%
                                    ------------------------------------       -------------------------------------
Combined ratio                            90.7%        85.9%         4.8%            89.0%        89.4%         (0.4%)
Less: Investment income ratio*             6.0%         6.3%        (0.3%)            6.1%         6.9%         (0.8%)
                                    ------------------------------------       -------------------------------------
Operating ratio*                          84.7%        79.6%         5.1%            82.9%        82.5%          0.4%
                                    ====================================       =====================================

                                           SEPTEMBER 30         December 31
                                               2003                2002
                                           --------------------------------
Net reserves for loss and LAE              $     70,191         $    64,251
                                           ================================

* Ratios shown are expressed as a percentage of net premiums earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PREMIUMS

Premiums written:

         Gross premiums written for the three and nine month periods ended September 30, 2003, respectively, increased by $5.7 and $16.5 million as compared to the same periods in 2002. Premiums by line of business for each period are as follows (dollars in thousands):

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30                  SEPTEMBER 30
                                     ------------------------------------------------------
                                       2003           2002           2003           2002
                                     ------------------------------------------------------
Automobile                           $  40,942      $  36,752      $ 119,308      $ 109,046
Homeowners                              10,012          8,519         25,845         19,709
Boat, umbrella, and other                  270            232            721            595
                                     ------------------------------------------------------
                                     $  51,224      $  45,503      $ 145,874      $ 129,350
                                     ======================================================

         Automobile premiums are higher during 2003 for both the three and the nine month periods primarily due to increases in the number of autos insured and increases in the value of those autos. The number of insured vehicles increased from 182,058 at September 30, 2002 to 190,815 at September 30, 2003. Automobile premiums have also grown due to a 2% rate increase that became effective on October 1, 2002 and a 0.6% increase that became effective on July 1, 2003.

         Homeowners premiums are higher during 2003 in both the three and the nine month periods primarily due to a 22% rate increase that became effective on July 1, 2002 and a 7.6% rate increase that became effective April 1, 2003. Homeowners premiums have also grown due to increases in the number of homes insured and the value of those homes. The number of insured homes increased from 53,554 at September 30, 2002 to 59,606 at September 30, 2003.

Premiums earned:

         Premiums earned increased by $5.7 million and $19.4 million, respectively, for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. As with premiums written, this growth is primarily due to increases in the number of autos and homes insured and increases in the values of those autos and homes.

Premiums ceded:

         Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded increased for both the three and the nine month periods ended September 30, 2003 as compared to the same periods in 2002. The increases are primarily due to the increased volume of our business and increased rates charged by our reinsurers. Premiums ceded were reduced by $1.0 million in September 2003 and $1.3 million in March 2002 due to decreases in our estimates of the amounts due to our reinsurers related to prior year coverages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes personal lines net losses and LAE and net loss ratios for the three and nine month periods ended September 30, 2003 and 2002 by separating losses between the current accident year and all prior accident years (dollars in thousands). The net loss ratios shown are calculated by dividing the applicable net losses and LAE by current calendar year net premiums earned.

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30                   SEPTEMBER 30
                                                   -----------------------------------------------------
                                                     2003           2002             2003         2002
                                                   -----------------------------------------------------
Net losses and LAE:
   Current accident year                           $  33,289      $  27,366       $  91,095     $ 78,291
   Prior accident years                               (3,646)        (2,528)         (7,106)      (4,864)
                                                   -----------------------------------------------------
Calendar year net losses and LAE                   $  29,643      $  24,838       $  83,989     $ 73,427
                                                  ======================================================
Net loss ratio attributable to:
   Current accident year net losses and LAE             76.0%          70.3%           72.1%        71.3%
   Prior accident year net losses and LAE               (8.3%)         (6.5%)          (5.6%)       (4.4%)
                                                   -----------------------------------------------------
Calendar year net loss ratio                            67.7%          63.8%           66.5%        66.9%
                                                  ======================================================

         As compared to the same periods in 2002, current accident year net losses and LAE of $33.3 million for the three months and $91.1 million for the nine months ended September 30, 2003 increased by $5.9 million and $12.8 million, respectively, principally due to an increased number of insureds and loss cost inflation. The current accident year net loss ratios for 2003 reflect rate increases for auto and homeowners, offset by increases in homeowners property claims from an increased frequency in fires and losses from the August 2003 Midwestern power outage.

         The adjustments to prior year losses recorded in 2003 and 2002 were made in the normal course of business as a part of our recurring review of loss reserves and reflect favorable development in our estimates of prior years' loss reserves.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Our net investment income is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalents and equity investments, net of investment expenses. There is no significant change in our net investment income for either the three month or the nine month period ended September 30, 2003 as compared to the same periods in 2002, primarily because increases in the size of the portfolio were offset by declines in market interest rates.

         The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of the personal lines segment fixed maturity investments are 5.7% and 5.8%, respectively, for the three and nine months ended September 30, 2003 as compared to 6.0% and 6.1%, respectively, for the three and nine month periods ended September 30, 2002. The average yield is reduced as compared to 2002 because market rates available for the investment of new and matured funds were lower in 2003.

         Net realized investment gains and losses for the three and nine month periods ended September 30, 2003 and 2002 did not include any realized losses for other than temporary impairments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. These expenses increased by approximately $1.5 million and $3.7 million, respectively, for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002, primarily due to higher underwriting and acquisition costs from premium growth. The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 23.0% and 22.5%, respectively, for the three and nine month periods ended September 30, 2003 and is higher for the three months ended September 30, 2003 as compared to the same period in 2002 due to increased mandatory statutory assessments.

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

         As of September 30, 2003, our fair value investment in fixed income securities was $1.809 billion. These securities are subject primarily to interest rate risk and credit risk.

         At September 30, 2003 we own no equity or fixed income securities that require treatment as derivatives under generally accepted accounting principles and we have no plans to acquire securities that would require such treatment.

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

         The table below displays the anticipated effect of market interest rate fluctuations on the value and weighted average modified duration of our fixed maturity portfolio (dollars in millions.)

       Interest                    Portfolio                            Weighted Average
        Rates                        Value      Change in Value        Modified Duration
----------------------------------------------------------------------------------------
200 basis point rise               $   1,681       $   (128)                  3.84
100 basis point rise               $   1,746       $    (63)                  3.65
     Current rate*                 $   1,809       $      -                   3.59
100 basis point decline            $   1,876       $     67                   3.56
200 basis point decline            $   1,943       $    134                   3.61

* Current rates are as of September 30, 2003.

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

         At September 30, 2003, the fair value of our investment in preferred stocks was $30.3 million, including net unrealized gains of $1.4 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

EQUITY PRICE RISK

         At September 30, 2003 the fair value of our investment in common stocks excluding preferred stocks as discussed in the preceding paragraphs, was $14.3 million, which included net unrealized gains of $1.3 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of September 30, 2003 would increase the fair value of these securities to $15.7 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $12.8 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         ProAssurance's cash and short-term investment portfolio at September 30, 2003 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

ITEM 4. CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

         During the quarter ended September 30, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           FORWARD-LOOKING STATEMENTS

         The U.S. securities laws, including the Private Securities Litigation Reform Act of 1995, provide a "safe harbor" for certain forward-looking statements. This report and the documents incorporated by reference herein contain statements concerning our future results and performance and other matters that are "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions are intended, but are not the exclusive means, to identify these forward-looking statements. These forward-looking statements include among other things statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment of dividends, and other matters.

         These forward-looking statements are based upon our estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from historical or expected results described in the forward-looking statements. Due to such risks and uncertainties, you are urged not to place undue reliance on forward-looking statements.

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

         - a verdict against one of our insureds that is in excess of policy limits could expose us to bad faith litigation by the insured;

         - significantly increased competition among insurance providers and related pricing weaknesses in some markets;

         - the loss of an agent or agents who produce a significant portion of our business;

         - changes in the availability, cost, quality or collectibility of reinsurance;

         -        changes to our ratings by rating agencies;

         - regulatory and legislative actions or decisions that adversely affect us; and

         - our ability to utilize loss carryforwards and other deferred tax assets.

         All forward-looking statements included in this document are based upon information available to us on the date hereof, and we undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We do not assume responsibility for the accuracy and completeness of the forward-looking statements.

         We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this prospectus might not occur.

         For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act.

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

         The Debentures were sold to Banc of America Securities LLC and Cochran, Caronia Securities LLC, as the initial purchasers, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the private placement exemption afforded by the Securities Act, and were offered and sold to "qualified institutional buyers" under Rule 144A under the Securities Act. Pursuant to a registration rights agreement entered into in connection with the private offering, ProAssurance agreed to file with the Securities and Exchange Commission a registration statement under the Securities Act to permit registered resales of the Debentures and the shares of ProAssurance's common stock issuable upon the conversion of the Debentures.

         The Debentures were issued in the principal amount of $107.6 million. After giving effect to a 2.75% ($3.0 million) underwriters' discount, net proceeds from the offering were approximately $104.6 million. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million. The balance of the net proceeds will be used for general corporate purposes, which may include contributions to the capital of its insurance subsidiaries to support the expected growth in insurance operations.

         The Debentures are convertible, upon the occurrence of certain events, into shares of common stock of ProAssurance at an initial conversion rate of
23.9037 shares for each $1,000 principal amount of the Debentures, which is equivalent to an initial conversion price of approximately $41.83 per share. ProAssurance's common stock is traded on the New York Stock Exchange under the symbol "PRA". See Note 7 of the Notes to Condensed Consolidated Financial Statements of ProAssurance and subsidiaries included elsewhere herein for a description of the conversion rights and other terms of the Debentures.

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

                  ProAssurance filed a Current Report on Form 8-K on July 8, 2003 that furnished information regarding the closing of its private offering of convertible debentures that was publicly released on that same day.

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

                  ProAssurance filed a Current Report on Form 8-K on August 6, 2003 that furnished information publicly released on that same day regarding the merger of the Medical Assurance, Inc. Pension Plan and the Professionals Group Employee Stock Ownership Plan into the ProAssurance Group Savings and Retirement Plan.

                  ProAssurance filed a Current Report on Form 8-K on August 11, 2003 that furnished information publicly released on that same day regarding operating results for the quarter period and six month period ended June 30, 2003.

                  ProAssurance filed a Current Report on Form 8-K on September 3, 2003 that furnished the information publicly released on that same day regarding its participation in a panel discussion at an investor conference sponsored by Sandler O'Neill and Partners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROASSURANCE CORPORATION

November 10, 2003
                                   /s/ Howard H. Friedman
                                   -----------------------------------------
                                   Howard H. Friedman, Chief Financial Officer
                                   (Duly authorized officer and principal
                                   financial officer)