Form 10-K
period 2003-12-31
PROASSURANCE CORP
filed 2004-03-12
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2003, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to _________.

Commission file number: 001-16533

                            ProAssurance Corporation*
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      63-1261433
------------------------                    ------------------------------------
(State of incorporation                     (I.R.S. Employer Identification No.)
   or organization)

                    100 Brookwood Place, Birmingham, AL      35209
             -------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

                                 (205) 877-4400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
         Title of Each Class                              On Which Registered
         -------------------                               -------------------

Common Stock, par value $0.01 per share                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                            None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2003 was $715,617,853.

As of March 1, 2004, the registrant had outstanding approximately 29,105,971 shares of its common stock.

                           Exhibit Index at page 108
                           Page 1 of 110 pages

Documents incorporated by reference in this Form 10-K:

         (i) The definitive proxy statement for the 2004 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

         (ii) The Registration Statement on Form S-4 of ProAssurance Corporation (File No. 333-49378) is incorporated by reference into Part IV of this report.

         (iii) Registration Statement on Form S-4 of MAIC Holdings, Inc. (File No. 33-91508) is incorporated by reference into Part IV of this report.

         (iv) The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated by reference into Part IV of this report.

         (v) The Registration Statement on Form S-4 of Professionals Group, Inc. (File No. 333-3138) is incorporated by reference into
                  Part IV of this report.

         (vi) The Registration Statement on Form S-4 of MEEMIC Holdings, Inc. (File No. 333-66671) is incorporated by reference into
                  Part IV of this report.

         (vii) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

         (viii) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

         (ix) The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

         (x) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

         (xi) The Registration Statement on Form S-3 of ProAssurance Corporation (Commission File No. 333-100526) is incorporated by reference into Part IV of this report.

         (xii) The ProAssurance Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16533) is incorporated in Part IV of this report.

         (xiii) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16533) is incorporated in Part IV of this report.

         (xiv) The Registration Statement on Form S-3 of ProAssurance Corporation (File No. 333-109972) is incorporated by reference in Part IV of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a holding company for specialty property and casualty insurance companies focused on the professional liability and the personal lines insurance markets. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol "PRA."

         Our website is www.ProAssurance.com. On our website we make available all of the reports that we file with the Securities and Exchange Commission (the "SEC"), including our annual report on Form 10K, our quarterly reports on Form 10Q and our current reports on Form 8K. We provide access to these reports, as well as Forms 3, 4 and 5 detailing stock trading by corporate insiders, through our website as soon as reasonably practical after they are filed with the SEC. We provide access to these reports for at least one year after their filing. We also provide similar access to news releases issued by the Company, and to major investor presentations made by our executives.

         We have a regional orientation, applying a focused underwriting strategy to local markets where we have built a strong reputation among our customers and producers. Our professional liability business is concentrated in the southeast and midwest and serves physicians, dentists, other healthcare providers and healthcare facilities. We believe we are the fourth largest active writer of medical professional liability insurance in the United States. Our personal lines segment focuses on educators and their families in Michigan. We believe we are the tenth largest writer of personal automobile insurance in Michigan.

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

         For the year ended December 31, 2003, we generated $740.1 million of gross premiums written, $623.5 million of net premiums earned and $709.6 million of total revenues. As of December 31, 2003, we had cash and invested assets of $2.1 billion, total assets of $2.9 billion and stockholders' equity of $546.3 million.

CORPORATE ORGANIZATION AND HISTORY

         We were incorporated in Delaware to serve as the holding company for Medical Assurance, Inc. (Medical Assurance) in connection with its acquisition of Professionals Group, Inc. (Professionals Group) in June 2001. Our principal operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, Red Mountain Casualty Insurance Company, Inc., and MEEMIC Insurance Company. Our financial statements and other financial information include Professionals Group only from the date of acquisition in compliance with purchase accounting rules. We also write professional liability insurance through Medical Assurance of West Virginia.

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

         Professionals Group traces its roots to Brown-McNeeley Fund, which was founded by the State of Michigan in 1975 to provide medical professional liability insurance to physicians. Physicians Insurance Company of Michigan, which ultimately became ProNational, was founded in 1980 to assume the business of the Fund. That company also expanded through internal growth and the acquisition of books of business in Illinois and Indiana and the acquisition of a professional liability insurer in Florida.

         MEEMIC Insurance Company was founded as a mutual company by Michigan teachers and has provided personal lines insurance to the educational community in that state since 1950. Professionals Group became affiliated with MEEMIC in 1997 and acquired majority ownership of MEEMIC Holdings, Inc. (MEEMIC Holdings) in 1999.

         In each acquisition we retained key personnel, allowing us to maintain a local presence and preserve important institutional knowledge in claims management and underwriting. We believe that this ability to utilize local knowledge in claims and underwriting is a critical factor in the operation of our companies. Our successful integration of each organization demonstrates our ability to grow effectively through acquisitions.

SEGMENT OVERVIEW

         We conduct our business through two operating segments, each of which maintains a strong position in its local markets:

    - Our professional liability segment, which represents our commercial lines business, primarily focuses on providing medical professional liability insurance. We provide protection against claims arising out of the death, injury or disablement of a person resulting from a negligent deviation from the standard of care by the professionals we insure.

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

         The following table illustrates our gross premiums written for our two primary segments for each of the periods indicated:

                                              Year Ended December 31
                                  2003                  2002                 2001
                         --------------------------------------------------------------
Professional liability   $  543,323     73%    $  461,715      73%    $  315,698     81%
Personal lines              196,787     27%       174,441      27%        73,285     19%
                         --------------------------------------------------------------
Total                    $  740,110    100%    $  636,156     100%    $  388,983    100%
                         ==============================================================

Professional Liability Segment

         In our professional liability segment, our top five states represented 74% of gross premiums written for the year ended December 31, 2003. The following table displays the distribution of those gross premiums.

                                              Year Ended December 31
                                  2003                  2002                 2001
                         --------------------------------------------------------------
Ohio                     $  123,205     23%    $   91,571      20%    $   51,520     16%
Alabama                     106,437     20%        83,818      18%        74,917     24%
Florida                      80,549     15%        71,366      15%        29,519      9%
Michigan                     54,727     10%        52,203      11%        22,404      7%
Missouri                     33,987      6%        23,786       5%        13,348      4%
All other states            144,418     26%       138,971      31%       123,990     40%
                         --------------------------------------------------------------
Total                    $  543,323    100%    $  461,715     100%    $  315,698    100%
                         ==============================================================

         For the year ended December 31, 2003, our professional liability segment produced a combined ratio of 112%. The combined ratio is the sum of the underwriting expense ratio (the ratio of underwriting expenses to earned premiums) and net loss ratio (the ratio of net losses and loss adjustment expenses to net earned premiums).

         A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. However, if investment income is considered, companies writing professional liability insurance may be profitable with combined ratios above 100%. Thus, the combined ratio may not always be indicative of our ultimate results because of the "long tail" nature of the professional liability business.

         The term "long-tail" refers to the long period of time between collecting the premium for insuring a risk and the ultimate payment of losses, often exceeding five years. This "long tail" allows us to invest the premiums we collect until we pay losses, which results in a higher level of invested assets and investment income as compared to other lines of property and casualty business.

         In order to measure the effect of investment income, we also measure our results by calculating our operating ratio, which is the combined ratio offset by the benefit of investment income generated from our cash and invested assets. This ratio is expressed as a percentage of net premiums earned. For the year ended December 31, 2003 our professional liability segment produced an operating ratio of 98%. A ratio below 100% indicates profitability for the segment.

Personal Lines Segment

         Business in our personal lines segment is currently confined to Michigan. The following table displays gross premiums written in this segment.

                                              Year Ended December 31
                                  2003                  2002               2001 (1)
                         --------------------------------------------------------------
Michigan                 $  196,787    100%    $  174,441     100%    $   73,285    100%
                         ==============================================================

(1) The year ended December 31, 2001 includes gross premiums written since June 27, 2001, the date of consolidation of Professionals Group and Medical Assurance.

         Personal lines insurance is generally referred to as "short tail", due to shorter time periods between insuring the risk and the ultimate payment of claims. As a result, there is less time to invest premiums collected, which makes it necessary to achieve an underwriting profit in order to generate a satisfactory return on equity. For the year ended December 31, 2003, MEEMIC reported a combined ratio of 88%.

RECENT EVENTS

Details of Financing Transactions

         In early July 2003 we received $104.6 million from the issuance of 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized a substantial portion of the net proceeds to repay our outstanding term loan. We are using the balance of the net proceeds for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support the growth in insurance operations. See Note 11 to our Consolidated Financial Statements for more information regarding the Convertible Debentures.

         In the fourth quarter of 2002 ProAssurance sold 3,025,000 shares of common stock at a price of $16.55 per share in an underwritten public offering. ProAssurance received net proceeds from the offering in the amount of approximately $46.5 million. ProAssurance used the proceeds from the offering to support the growth of the professional liability insurance business and for general corporate purposes.

Purchase of Minority Shares of MEEMIC

         On January 29, 2003 MEEMIC Holdings, the parent company of MEEMIC Insurance Company, purchased all of the issued and outstanding shares of its common stock, other than those held by ProAssurance's subsidiary, ProNational Insurance Company (ProNational). MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire all of the 1,062,298 shares of its common stock not owned by ProNational, to pay for outstanding options for 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction, MEEMIC Holdings was delisted from the NASDAQ stock market and became a wholly-owned subsidiary of ProNational.

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

         Dr. Crowe practiced medicine as his principal occupation for more than 25 years and Mr. Adamo was in the private practice of law for 10 years, providing them with knowledge of medical and legal issues that are critical to our insurance operations. We also have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. In total, our senior management team has average experience in the insurance industry of 23 years.

PRODUCTS AND SERVICES

Professional Liability Segment

         We offer professional liability insurance for providers of medical and other healthcare services. Although we generate a majority of our premiums from individual and small group practices, we also insure several major physician groups as well as several hospitals. We also offer professional liability insurance for providers of legal services, and we offer professional office package and workers' compensation insurance products in connection with our professional liability products. We believe our size, financial strength and flexibility of distribution differentiates us from our competitors. The following table illustrates the distribution of our gross premiums written of our professional liability segment by type of coverage for the periods indicated.

                                                                  Year Ended December 31
                                                  2003                   2002                   2001
                                         ----------------------------------------------------------------
Professional Liability-
   Physicians & Dentists                 $  488,625      90%    $  410,560     89%    $  228,139       72%
Professional Liability--Other (1)            42,408       7%        37,576      8%        39,080       12%
                                         ----------------------------------------------------------------
  Total Medical Professional Liability      531,033      97%       448,136     97%       267,219       84%
Professional Liability--Legal                 8,567       2%         5,968      1%         2,134        1%
Other Commercial Lines (2)               $    3,723       1%         7,611      2%        46,345       15%
                                         ----------------------------------------------------------------
   Total Commercial Liability                12,290       3%        13,579      3%        48,479       16%
                                         ----------------------------------------------------------------
Professional Liability Total             $  543,323     100%    $  461,715    100%    $  315,698      100%
                                         ================================================================

(1) Primarily includes miscellaneous healthcare providers, hospitals and other health care facilities.

(2) Primarily includes workers' compensation and commercial multi-peril coverages. Prior to 2000 we marketed this coverage to a wide range of accounts, primarily through fronting arrangements. However, in 2000 we began non-renewing these coverages for any insured who was not a professional liability policyholder. Our exit from this business allowed us to redeploy needed capital to professional liability and allowed management to focus its attention on our core professional liability business.

         There are two predominant types of professional liability insurance policies, occurrence and claims-made. Occurrence coverage provides permanent insurance protection against claims arising from incidents that occur during the policy period, regardless of when these claims may be reported. Due to the long-tail nature of the professional liability business, it may be many years before insurers become aware of claims under occurrence policies.

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

         In October 2002, we started offering professional liability insurance to medical and other healthcare professionals who generally do not qualify for standard coverage because of their claim history or other factors. This business is written on an excess and surplus lines basis, which provides us with greater flexibility in establishing prices and terms of coverage. Red Mountain Casualty Insurance Company, Inc. is the main subsidiary in which this business is written and we believe it provides profitable opportunities to expand our business. In 2002 this line of business produced $3.0 million in premiums and in 2003 this line of business produced $20 million in premiums.

Personal Lines Segment

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

                                                 Year Ended December 31
                                   2003                   2002                2001 (1)
                          -----------------------------------------------------------------
Personal Automobile       $  161,399      82%    $  147,168       84%        62,422      85%
Homeowners                    34,571      18%        26,600       16%        10,637      15%
Boat (2)                         616       -            497        -            163       -
Umbrella (2)                     201       -            176        -     $       63       -
                          -----------------------------------------------------------------
Total                     $  196,787     100%    $  174,441      100%    $   73,285     100%
                          =================================================================

(1)The year ended December 31, 2001 includes gross premiums written since June 27, 2001, the date of consolidation of Professionals Group and Medical Assurance.

(2) Less than 1%

MARKETING

Professional Liability Segment

         We primarily write insurance in the southeast and midwest and are licensed to do business in every state but Connecticut, Maine, New Hampshire, New York and Vermont. Based on gross premiums written in 2003, Ohio, Alabama, Florida, Michigan, and Missouri represented our five largest states.

         We utilize direct marketing and independent agents to write business. In Alabama, we rely solely on direct marketing, and in Florida and Missouri, direct marketing accounts for a majority of our business. We use independent agents to market our professional liability insurance products in other markets. For the year ended December 31, 2003, we estimate that approximately 62% of our gross professional liability premiums written were produced through independent insurance agencies. These local agencies usually have one to three producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance product. No single agent or agency accounts for more than 10% of our total direct premiums written.

         We focus our marketing efforts on sole practitioners and small groups of physicians. We generally do not target large groups or facilities because of the difficulty in underwriting the individual risks and because their purchasing decision is more focused on price. Our marketing efforts differentiate our professional liability insurance products by emphasizing:

    - excellent claims service and the other services and communications we provide to our customers,

    - the sponsorship of risk management education seminars as an accredited provider of continuing medical education,

    - risk management consultation, loss prevention seminars and other educational programs,

    - legislative oversight and active support of proposed legislation we believe will have a positive effect on liability issues affecting the healthcare industry,

    - the preparation and dissemination of newsletters and other printed material with information of interest to the healthcare industry, and

    - endorsements by, and attendance at meetings of, the state and local medical societies and related organizations.

         These communications and services have helped us gain exposure among potential insureds and demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds.

Personal Lines Segment

         Our personal lines insurance products are personal automobile, homeowners, boat and umbrella policies. We market these products to members of the educational community and their families in Michigan. Our policies are sold through our exclusive agents who are typically current or former teachers, school administrators or other education professionals. We refer to this sales method as peer-to-peer selling. We currently are licensed in Michigan, Minnesota, Ohio and Wisconsin, but write insurance only in Michigan. Our plans include expansion into at least one neighboring state within the next 18 months.

         Our sales representatives also have access to other insurance products underwritten by other carriers in Michigan who pay us commissions for their sales. In general, these carriers offer products that we do not currently offer, or insure a class of business that does not meet our underwriting guidelines. By offering complementary insurance products, our sales representatives provide our customers with the convenience of being able to purchase a full range of insurance products through a single agent, thus allowing our representatives to compete with independent agents. We also benefit by having potential customers for products we may offer in the future.

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

         For the year ended December 31, 2003, one sales representative accounted for approximately 5% of our direct premiums written within our personal lines segment. The top 10 sales representatives accounted for approximately 34% of our direct premiums written in 2003.

UNDERWRITING

Professional Liability Segment

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

         Our underwriting focuses on knowledge of local market conditions and legal environment. Through our five regional underwriting offices located in Alabama, Florida, Indiana, Missouri and Michigan, we have established a local presence within our targeted markets to obtain better information more quickly.

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

Personal Lines Segment

         As we evaluate risks, we rely to a significant degree on information provided by our sales representatives in underwriting risks. The majority of our sales representatives are, or were, teachers. This enhances the sales representatives' ability to act as field underwriters since they have a general understanding of lifestyles and insurance needs within the educational community to effectively pre-screen applicants. We believe that the educational community in Michigan provides better than average risk-selection, which contributes to our historically profitable underwriting results.

         Our underwriters then evaluate and accept applications for insurance submitted by the sales representatives based on consistently applied underwriting guidelines. Our system allows for some flexibility in the application of these guidelines by individual underwriters, and underwriting supervisors regularly audit their work and ensure exceptions fall within acceptable limits. Our underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions related to cancellation and non-renewal.

CLAIMS MANAGEMENT

Professional Liability Segment

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

         We began offering our professional liability claims management to self-insuring entities on a fee-for-service basis in 2003. While we do not expect this to become a major source of revenue for us, we believe it will allow us to leverage our claims-management expertise to produce some additional income as larger groups and facilities decide to self-insure their malpractice risk.

Personal Lines Segment

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

         Audits of liability claim files are conducted regularly by claims department managers and reinsurers. We decide which claims we seek to settle and which claims we defend. Historically, less than 1% of all claims result in litigation.

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

RATING AGENCIES

         Our principal insurance subsidiaries are rated "A-" (Excellent) by A.M. Best, its fourth highest category out of 15 categories. Standard & Poor's rates our principal insurance subsidiaries "A-" (Strong), its seventh highest category out of 21 categories, and maintained a negative outlook on the rating at December 31, 2003.

         In developing these ratings, A.M. Best and Standard & Poor's evaluate an insurer's ability to meet its obligations to policyholders, and are not directed toward the protection of stockholders. These ratings are neither ratings of securities nor a recommendation to buy, hold or sell any security.

         Our West Virginia-based subsidiary, Medical Assurance of West Virginia
(MAWV), which accounts for less than two percent of ProAssurance's book of business, is rated "B" (Fair) by Best. Best downgraded MAWV on December 24, 2003 as a result of our decision to terminate a reinsurance contract between MAWV and our Alabama-based subsidiary, The Medical Assurance Company, Inc. Standard & Poor's downgraded MAWV on December 19, 2003, then withdrew the rating at our request.

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

Professional Liability Segment

         We compete with insurance companies and self-insuring entities in the medical professional liability market. Many of the competing companies concentrate on a single state and have an extensive knowledge of the local markets. We also compete with large national insurers that may have greater financial strength and other resources than we do.

         Self-insuring entities are emerging as an alternative to the traditional insurance market as insureds seek greater control over the professional liability premiums. We assist groups with the formation and administration of self-insuring entities, and earn fee income for the management and services we provide. We do not expect this to become a major source of revenue for us, but we hope to produce additional income to offset some of the potential lost business as growth in this segment of the market removes potential insureds from the traditional insurance market.

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

         Reduced profitability, reductions in surplus and capacity constraints have led many professional liability carriers focused on medical professional liability coverages to withdraw from, or limit new business in, one or more markets. For example, in 2002 The St. Paul Companies, then the leading writer of medical professional liability insurance withdrew from the market and in 2003 Farmers Insurance Company exited medical professional liability insurance.

         In 2002 several medical liability insurance companies were forced from the market due to financial difficulties and in 2003 The Reciprocal of America was placed under regulatory supervision. The failure of these companies placed hundreds of physicians at personal risk in the event of a judgment against them. We believe these events have heightened the sensitivity of our target market to this issue.

         Given the continued reduction in capacity and the uncertainty surrounding several writers in the medical professional liability market, we believe there will be a "flight to quality" as insurers place greater emphasis on financial strength and stability. We believe this trend will continue through 2004 and into at least the first half of 2005.

Personal Lines Segment

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

         We believe we have a competitive advantage because of our peer-to-peer sales model. Our approach of "teachers serving teachers and their families" as well as management's emphasis on high quality customer service have contributed to high customer loyalty with a long-term policyholder retention rate of nearly 95%.

INSURANCE REGULATORY MATTERS

         We are subject to regulation under the insurance and insurance holding company statutes, of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business.

General

         Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as medical liability, product liability, environmental damage and workers' compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. In addition, these insurance regulators periodically examine each insurer's financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations.

          Our operating subsidiaries are required to file detailed annual reports with the state insurance regulators in each of the states in which they do business. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation regulating insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, and other related matters. Our insurance subsidiaries are domiciled in Michigan, Alabama and West Virginia.

         Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.

Insurance Regulation Concerning Change or Acquisition of Control

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

Statutory Accounting and Reporting

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

Regulation of Dividends and Other Payments from Our Operating Subsidiaries

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

         State insurance holding company acts generally require domestic insurers to obtain prior approval of extraordinary dividends. Under the insurance holding company acts governing our principle operating subsidiaries, a dividend is considered to be extraordinary if the combined dividends and distributions to the parent holding company in any 12 month period are more than the greater of either the insurer's net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.

         If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be a detriment to such insurance company's policyholders, the regulators may prohibit such payments that would otherwise be permitted without prior approval.

Risk-Based Capital

         In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) specifies risk-based capital (RBC) requirements for property and casualty insurance companies. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The NAIC's RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the level of surplus falls below a minimum amount as determined under the model law. At December 31, 2003, all ProAssurance's insurance subsidiaries exceeded the minimum level and, as a result, no regulatory response or action was required.

Investment Regulation

         Our operating subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. We believe our operating subsidiaries are in compliance with state investment regulations.

Guaranty Funds

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

Shared Markets

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

Possible Legislative and Regulatory Changes

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

EMPLOYEES

         At December 31, 2003, we employed 617 persons, including 424 employees in our Professional Liability segment and 193 employees at MEEMIC. None of our employees is represented by a labor union. We consider our employee relations to be good.

FORWARD-LOOKING STATEMENTS

         Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements (identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate", "project" and other analogous expressions) include among other things statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of our obligations under the debenture agreement, payment of dividends, and other matters.

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

         Risks that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

     - underwriting losses on the risks we insure are higher or lower than expected,

     - unexpected changes in loss trends and reserving assumptions which might require the reevaluation of the liability for loss and loss adjustment expenses, thus resulting in an increase or decrease in the liability and a corresponding adjustment to earnings,

     - our ability to retain current business, acquire new business, expand product lines and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive and market conditions which may be beyond our control and are thus difficult or impossible to predict,

     - changes in the interest rate environment and/or the securities markets that adversely impact the fair value of our investments or our income,

     - inability on our part to achieve continued growth through expansion into other states or through acquisitions or business combinations,

     -   general economic conditions that are worse than anticipated,

     - inability on our part to obtain regulatory approval of, or to implement, premium rate increases,

     -   the effects of weather-related events,

     - changes in the legal system, including retroactively applied decisions that affect the frequency and severity of claims,

     - significantly increased competition among insurance providers and related pricing weaknesses in some markets,

     - changes in the availability, cost, quality or collectibility of reinsurance,

     -   changes to our ratings by rating agencies,

     - regulatory and legislative actions or decisions that adversely affect us, and

     - our ability to utilize loss carryforwards and other deferred tax assets.

ITEM 2. PROPERTIES

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

A. DERRILL CROWE, M.D.     Dr. Crowe has served as Chairman of our Board and our
                           Chief Executive Officer since we began operations in June 2001. Dr. Crowe has also served as President,
                           Chairman of the Board and Chief Executive Officer of
                           Medical Assurance since its formation in 1995, and as President, Chief Executive Officer, and a director of Medical Assurance Company since its founding in 1977.
                           Dr. Crowe also serves as chairman of the board of MEEMIC Holdings. (Age 67)

VICTOR T. ADAMO, ESQ.      Mr. Adamo has served as our Vice Chairman, President,
                           and Chief Operating Officer since we began operations in June 2001. Mr. Adamo also serves as President,
                           Chief Executive Officer and a director of Professionals Group. Mr. Adamo has served as a director of ProNational since 1990, and was its Chief
                           Executive Officer since 1987. Mr. Adamo is the Chief
                           Executive Officer and a director of MEEMIC Holdings.
                           (Age 56)

PAUL R. BUTRUS             Mr. Butrus has served as our Vice Chairman and a
                           director of ProAssurance since we began operations in June 2001. Mr. Butrus has been Executive Vice
                           President and a director of Medical Assurance since its incorporation in 1995. Mr. Butrus has been employed by Medical Assurance Company and its subsidiaries since 1977, most recently as Executive
                           Vice President and Chief Operating Officer since
                           1993. (Age 63)

HOWARD H. FRIEDMAN         Mr. Friedman was appointed as our Senior Vice
                           President, Chief Financial Officer, and Secretary in
                           June 2001. Mr. Friedman has served in a number of positions for Medical Assurance since 1996, most recently as Senior Vice President, Corporate
                           Development of Medical Assurance. Mr. Friedman is an
                           Associate of the Casualty Actuarial Society. He also serves as a director of MEEMIC. (Age 45)

JAMES J. MORELLO           Mr. Morello was appointed as our Senior Vice
                           President, Chief Accounting Officer and Treasurer in
                           June 2001. Mr. Morello has been Senior Vice President and Treasurer for Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Medical
                           Assurance Company since 1984. He also serves as a director of Medical Assurance's insurance subsidiaries and as treasurer for ProNational. Mr.
                           Morello is a certified public accountant. (Age 55)

FRANK B. O'NEIL            Mr. O'Neil was appointed as our Senior Vice President
                           of Corporate Communications and Investor Relations in
                           September 2001. Mr. O'Neil has been Senior Vice
                           President of Corporate Communications for Medical
                           Assurance since 1997 and employed by Medical
                           Assurance Company and its subsidiaries since 1987.
                           (Age 50)

LYNN M. KALINOWSKI         Mr. Kalinowski has been President of MEEMIC Holdings
                           and MEEMIC since September 2001. Mr. Kalinowski previously served as President of MEEMIC from January
                           1993 to May 1997 and as Executive Vice President of
                           MEEMIC from May 1997 to September 2001. Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance
                           Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau
                           (now the State of Michigan Office of Financial and
                           Insurance Services). Mr. Kalinowski has been a director of MEEMIC Holdings since 1998. (Age 52)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At March 1, 2004, ProAssurance Corporation (PRA) had 3,605 stockholders of record and 29,105,971 shares of common stock outstanding. ProAssurance's common stock currently trades on The New York Stock Exchange (NYSE) under the symbol "PRA".

                                 2003                    2002

                    -------------------------------------------------
Quarter                 HIGH          LOW         High          Low
-------             -------------------------------------------------
First               $   23.92     $   20.69    $  18.22      $  15.99
Second                  30.50         23.40       19.70         16.01
Third                   28.90         24.50       18.00         14.20
Fourth                  32.97         26.86       21.11         15.78


         ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.

         ProAssurance's insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption "Insurance Regulatory Matters -- Regulation of Dividends and Other payments from Our Operating Subsidiaries" in
Item 1 on page 14 of this 10-K.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         Year ended December 31
SELECTED FINANCIAL DATA                            2003            2002           2001           2000            1999
                                                ------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)
Gross premiums written (1)                      $  740,110      $  636,156     $  388,983      $  223,871     $  201,593
Net premiums written (1)                           668,909         537,123        310,291         194,279        156,923

Premiums earned (1)                                698,347         576,414        381,510         216,297        207,492
Premiums ceded (1)                                 (74,833)        (99,006)       (68,165)        (38,701)       (43,068)
Net premiums earned (1)                            623,514         477,408        313,345         177,596        164,424
Net investment income (1)                           73,619          76,918         59,782          41,450         39,273
Net realized investment gains (losses) (1)           5,992          (5,306)         5,441             913          1,787
Other income (1)                                     6,515           6,747          3,987           2,630          2,545
     Total revenues                                709,640         555,767        382,555         222,589        208,029
Net losses and loss adjustment expenses (1)        551,376         448,029        298,558         155,710        104,657
Income before cumulative effect
   of accounting change                             38,703          10,513         12,450          24,300         46,700
Net income (1) (3)                                  38,703          12,207         12,450          24,300         46,700
Income per share before cumulative
   effect of accounting change (1) (2)
     Basic                                      $     1.34      $     0.40     $     0.51      $     1.04     $     1.95
     Diluted                                    $     1.33      $     0.39     $     0.51      $     1.04     $     1.95
Net income per share: (1) (2) (3)
     Basic                                      $     1.34      $     0.47     $     0.51      $     1.04     $     1.95
     Diluted                                    $     1.33      $     0.46     $     0.51      $     1.04     $     1.95
Weighted average number of
   shares outstanding: (2)
     Basic                                          28,956          26,231         24,263          23,291         23,992
     Diluted                                        29,144          26,254         24,267          23,291         24,008

BALANCE SHEET DATA (as of December 31)

Total investments                               $2,055,672      $1,679,497     $1,521,279      $  796,526     $  761,918
Total assets                                     2,879,352       2,586,650      2,238,325       1,122,836      1,117,668
Reserve for losses and loss
   adjustment expenses                           1,814,584       1,622,468      1,442,341         659,659        665,792
Long-term debt                                     104,789          72,500         82,500              -               -
Total liabilities                                2,333,047       2,055,086      1,802,606         777,669        791,944
Total capital                                      546,305         505,194        413,231         345,167        325,724
Total capital per share of common
   stock outstanding (2)                        $    18.77      $    17.49     $    16.02      $    15.22     $    13.92
Common stock outstanding at
   end of year (2)                                  29,105          28,877         25,789          22,682         23,401

(1) Operating results include the operating results of Professionals Group since the date of consolidation, June 27, 2001. See Note 2 to the Consolidated Financial Statements.

(2) The Board of Directors declared a special stock dividend in December 1999 (5%). All net income per share and total capital per share data on this page have been restated as if the dividends had been declared on January 1, 1999. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

(3) Net income for the year ended December 31, 2002 was increased by $1.7 million due to the adoption of SFAS 141 and 142. See Note 14 to our consolidated financial statements. In accordance with SFAS 142, we wrote off the unamortized balance of deferred credits that related to business combinations completed prior to July 1, 2001. The cumulative effect increased net income per share (basic and diluted) by $0.07 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this report. Throughout the discussion, references to ProAssurance, "we," "us" and "our" refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under "Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America. Preparation of these financial statements requires us to make estimates and assumptions in certain circumstances that affect the amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected from time-to-time by the need to make accounting adjustments reflecting changes in these estimates and assumptions. Management considers an accounting estimate to be critical if:

         - it requires assumptions to be made based on data that was not final at the time the estimate was made; and

         - changes in the estimate, or the selection of a different estimate, could have a material effect on our consolidated results of operations or financial condition.

         We believe the following policies used in the preparation of the consolidated financial statements are the most sensitive to estimates and judgments.

Reserve for Losses and Loss Adjustment Expenses (reserve for losses)

         Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses (losses) for reported claims and are established by our claims departments. Bulk reserves, which include a provision for insured events that have occurred but have not been reported to us as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserves for losses each year and prepare reports that include recommendations as to the level of reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserves for losses Estimating casualty insurance reserves, and particularly professional liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties made over an extended period of time. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserves, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made. See the discussion under "Overview" in this section for a history of our loss reserve development.

Reinsurance

         Our receivable from reinsurers represents our estimate of the amount of our future loss payments that will be recoverable from our reinsurers. These estimates are based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is a percentage of the losses reimbursed under the agreement. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in then current operations. Due to the size of our receivable from reinsurers, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made. At December 31, 2003, we considered all of our receivable from reinsurers to be collectible.

Investments

         We consider our fixed maturity securities as available-for-sale and our equity securities as either available-for-sale or trading portfolio securities.

         Our available-for-sale securities are available to be sold in response to a number of issues, including our liquidity needs, changes in market interest rates and investment management strategies, among others. Available-for-sale securities are recorded at fair value. The related unrealized gains and losses, net of income tax effects, are excluded from net income and reported as a component of stockholders' equity.

         We evaluate the securities in our available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:

         - the extent to which the market value of the security is less than its cost basis,

         - the length of time for which the market value of the security has been less than its cost basis,

         - the financial condition and near-term prospects of the security's issuer, taking into consideration the economic prospects of the issuers' industry and geographical region, to the extent that information is publicly available, and

         - our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

         A decline in the fair value of an available-for-sale security below cost that we judge to be other than temporary is realized as a loss in the current period and reduces the cost basis of the security. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the security.

         Since January 1, 2003, we have designated certain of our equity security purchases as trading portfolio securities. A trading portfolio is carried at fair value with the holding gains and losses included in realized investment gains and losses in the current period. Therefore results of current operations reflect both positive and negative changes in the market value of these securities.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

         Our primary need for liquid funds is to pay losses and operating expenses in the ordinary course of business and to meet our debt service requirements.

         Our operating activities provided positive cash flow of $283 million during 2003. Our operating cash flows are primarily derived from net investment income received and from the excess of premiums collected over paid net losses and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. In periods of premium growth such as in 2003, premium collections generally exceed losses paid in the calendar year.

         We believe that premium adequacy is critical to our long-term liquidity. We continually review rates, particularly professional liability rates, and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We achieved average overall rate increases of 28% in 2003 and 2002. We are unable to predict whether we will continue to receive approval for our requests for higher rates.

         We transfer most of the cash generated from operations into our investment portfolio, primarily into investment grade fixed maturity securities. Our investments, cash and cash equivalents at December 31, 2003 total $2.103 billion, an increase of $280 million as compared to December 31, 2002. At December 31, 2003, our investment portfolio includes net before-tax unrealized gains of $53.0 million. Our fixed maturity portfolio has a market value of $1.791 billion, including net before-tax unrealized gains of $48.8 million.

         Substantially all of our fixed maturities are either United States government or agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA," at December 31, 2003. Our fixed maturities are purchased with the intent to hold such investments to maturity; however, we consider these securities as available-for-sale because we may dispose of the securities prior to their maturity in order to meet the Company's then current objectives. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long term rate of return. The weighted average modified duration of our fixed maturity securities at December 31, 2003 is 3.5 years. The average length to maturity of the fixed maturity portfolio was shortened somewhat during 2003. Throughout 2003 longer term fixed maturity securities were available only at historically low rates, and we maintained a shorter portfolio so as to provide additional investment flexibility should market interest rates rise. We regularly evaluate the interest rate environment, and adjust our duration targets to maximize investment yield.

         Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates may also affect the fair value of our fixed maturity securities. For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see "Item 7A - Quantitative and Qualitative Disclosures about Market Risk."

         Our current investment policy requires that the market value of our equity investment portfolio not exceed 50% of our capital at the end of the prior year. At December 31, 2003, equity investments represented approximately 2% of our total investments, and approximately 9% of our capital. Our equity investments are diversified primarily among domestic growth and value holdings through common and preferred stock.

         Our net reserves for losses (net of amounts receivable from reinsurers) at December 31, 2003 are approximately $1.370 billion, an increase of $209.3 million over net reserves at December 31, 2002. Substantially all of this increase is in our professional liability segment, a "long tailed" business. A characteristic of a "long tailed" business is that there is a long length of time between the occurrence of an insured event and significant payment on that event. Because of this characteristic, it is not unusual for reserves to increase, especially during periods of business growth. Activity in the net reserve for losses during 2003 and 2002 is summarized below:

                                                                     Year Ended December 31
                                                            2003              2002              2001
                                                      --------------------------------------------------
                                                                           In Thousands
Balance, beginning of year                            $     1,622,468    $   1,442,341     $     659,659
Less reinsurance recoverables                                 462,012          374,056           166,202
                                                      --------------------------------------------------
Net balance, beginning of year                              1,160,456        1,068,285           493,457
Net reserves acquired from Professionals Group                      -                -           557,284
Incurred related to:
   Current year                                               562,256          439,600           303,387
   Prior years                                                (10,880)           8,429            13,818
    Change in death, disability, and retirement
      reserve                                                       -                -           (18,647)
                                                      --------------------------------------------------
Total incurred                                                551,376          448,029           298,558
Paid related to:
    Current year                                             (94,824)          (84,376)         (137,121)
    Prior years                                             (247,235)         (271,482)         (143,893)
                                                      --------------------------------------------------
Total paid                                                  (342,059)         (355,858)         (281,014)
                                                      --------------------------------------------------
Net balance, end of year                                    1,369,773        1,160,456         1,068,285
Plus reinsurance recoverables                                 444,811          462,012           374,056
                                                      --------------------------------------------------
Balance, end of year                                  $     1,814,584    $   1,622,468     $   1,442,341
                                                      ==================================================

         As of December 31, 2003, our insurance subsidiaries had consolidated reserves for losses and loss adjustment expenses on a GAAP basis that exceeded those on a statutory basis by approximately $19.7 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements ("tail" coverage) issued without a premium charge upon death, disability, or retirement of an insured.

         We use reinsurance to provide capacity to write large limits of liability, to reduce losses of a catastrophic nature and to stabilize underwriting results in those years in which such losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.

         The effective transfer of risk is dependent on the credit-worthiness of the reinsurer. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

         At December 31, 2003 our receivable from reinsurers approximated $444.8 million. The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2003:

                                                                                       Net
                                                         A. M. Best               Amounts Due
Reinsurer                                              Company Rating            From Reinsurer
-------------------------------------------            --------------            --------------
Michigan Catastrophic Claims Association                 Not rated                  $ 86,470
Hannover RuckvericherungsAG                                  A                      $ 53,776
General Reinsurance Corp                                    A++                     $ 43,661
PMA Capital Insurance Company                               B++                     $ 28,893
Gerling Global Reins Corp                                   NR-3                    $ 20,933
American Rein Co                                             A+                     $ 13,511
Lloyd's Syndicate 435                                        A-                     $ 13,474
St. Paul Reinsurance Company Ltd (Uk Corp)                   A                      $ 12,299
Transatlantic Reinsurance, SA                               A++                     $ 10,745
AXA Reinsurance SA                                           A-                     $ 10,458

         We have not experienced any difficulties in collecting amounts due from reinsurers due to financial instability of the reinsurer. As of December 31, 2003 we do not believe we have any reinsurance recoverables that are uncollectible. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.

         The Michigan Catastrophic Claims Association (MCCA) is an unincorporated nonprofit association created by Michigan law, and every insurer engaged in writing personal protection automobile insurance coverage in Michigan is required to be a member of the MCCA. The MCCA charges an annual assessment, based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Michigan law provides that the MCCA assessments charged to member companies for this protection can be recognized in the rate-making process and passed on to policyholders. We treat any amounts due from the MCCA as reinsurance and the assessments due to MCCA as ceded premiums.

         Two of our reinsurers, Gerling Global Reinsurance Corporation of America (Gerling) and PMA Capital Insurance Company (PMA) have discontinued reinsurance operations and are no longer accepting new business. Neither company participates in our current reinsurance treaties but both have been part of previous reinsurance programs. Approximately 58% of recorded receivables from these reinsurers relates to our estimates of loss development and its allocation to the various reinsurance treaties. Based upon information available to us, including statements made by Gerling and PMA, we anticipate that both companies will meet their obligations to us.

         As our premiums have grown, so has our need for capital to support our insurance operations and maintain our ratings. We have experienced significant growth with respect to our professional liability premiums and expect continued growth in 2004. This growth has primarily come as a result of increased prices but is also a result of reduced competition in the professional liability market. We have taken actions to obtain additional capital in order to support growth by our insurance subsidiaries and believe we have the ability to raise the capital required to support our current plans for growth.

         In late 2002, we raised $46.5 million through the sale of our common stock in an underwritten public offering. In early July 2003 we received $104.6 million from the issuance of 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized $67.5 million of the net proceeds to repay our term loan and did not replace the related line of credit.

         Through December 31, 2003 approximately $36.0 million of the net proceeds have been contributed to the capital of our professional liability insurance subsidiaries to support the growth in insurance operations. In February 2004 we contributed an additional $20.0 million to the capital of our insurance subsidiaries. After making those contributions to our subsidiaries, we have $15.0 million available at the parent holding company for general corporate purposes.

         On February 9, 2004 we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) that would allow us to offer from time-to-time up to $250 million in common stock, preferred stock or debt securities. We may sell any class of the registered securities or combinations thereof in one or more separate offerings at a total price up to the amount registered with the amount, price and terms of the securities sold in each offering to be determined at the time of sale. We have no present commitments to sell securities under the shelf registration. Our ability to sell any of these securities will depend in part on our ability to continue profitable operations and maintain the credit ratings assigned to us by A. M. Best and Standard & Poor's. Any sale would require us to file a supplemental prospectus that specifies the terms of the securities to be sold. If securities are sold, we expect that the net proceeds will be used for general corporate purposes, which may include contributions to the capital and surplus of our subsidiaries, the repurchase of outstanding debt securities, or the repayment of other indebtedness.

         On January 29, 2003 ProAssurance's subsidiary, MEEMIC Holdings repurchased 1,062,298 outstanding common shares and 120,000 vested options for its common stock that were not owned by ProAssurance's subsidiary, ProNational. The total cost of the transaction approximated $34.1 million. The funds used for the purchase were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings is now a wholly-owned indirect subsidiary of ProAssurance. Goodwill of approximately $7.6 million was recorded related to the transaction.

Off Balance Sheet Arrangements / Contractual Obligations

         We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         A schedule of our contractual obligations at December 31, 2003 follows:

                                                          Payments due by period
                                 -----------------------------------------------------------------------
                                                Less than                                      More than
                                   Total         1 year        1-3 years       3-5 years        5 years
                                 -----------------------------------------------------------------------
                                                                      In Thousands
Contractual Obligations
Long-term debt obligations       $ 104,600      $      -       $      -         $     -        $ 104,600
Operating lease obligations          9,487         3,655          4,898             880               54
                               -------------------------------------------------------------------------
                  Total          $ 114,087      $  3,655       $  4,898         $   880        $ 104,654
                                 =======================================================================

         Our operating lease obligations are primarily for the rental of office space, office equipment, and communications lines and equipment.


Parent Holding Company

         The parent holding company is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of those insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under "Regulation of Dividends... from Our Operating Subsidiaries" in Part I, and in Note 17 of our Notes to Consolidated Financial Statements for additional information regarding dividend limitations.

OVERVIEW

         ProAssurance Corporation is an insurance holding company and its operating results are almost entirely derived from the operations of its insurance subsidiaries. ProAssurance operates in two industry segments: professional liability insurance and personal lines insurance.

         The professional liability segment is our largest segment, representing over 73% of 2003 written premiums and 84% of total assets. This segment principally provides liability insurance for providers of health care services in the south and midwest, and, to a limited extent, providers of legal services in the midwest. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc. We also write professional liability insurance through Medical Assurance of West Virginia, Inc.

         Our personal lines segment provides personal property and casualty insurance primarily to members of the educational community and their families in the state of Michigan. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company (MEEMIC), which we acquired in June 2001 as a part of the Professionals Group consolidation transaction.

Corporate Strategy

         Our objective is to build value for our stockholders through superior underwriting of classes of business in which we have a comprehensive understanding and which offer us the opportunity to generate competitive returns on capital. We target a return on equity of 12% to 14% over the long term. Over the five years ending December 31, 2003, however, we achieved an average return on equity of 6.9%, with a high of 14.4% in 1999 and a low of 2.3% in 2002.

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

         In addition to prudent risk selection, we seek to control our underwriting results through effective claims management. We investigate each professional liability claim and have fostered a strong culture of aggressively defending those claims that we believe have no merit. We manage these claims at the local level, tailoring claims handling to the legal climate of each state, which we believe differentiates us from national writers. In our personal lines business, we seek to quickly and efficiently resolve claims through an established network of auto repair shops and other repair facilities, focusing on minimizing the cost of handling each claim.

         By concentrating on specialty markets where customers have specialized needs, we seek to provide value added solutions through our underwriting expertise and our emphasis on strong customer service. Through our regional underwriting and claims office structure, we are able to gain a strong understanding of local market conditions and efficiently adapt our underwriting and claims strategies to regional conditions. Our regional presence also allows us to maintain active relationships with our customers and be more responsive to their needs. We believe these factors have allowed us to establish a leading position in our markets, enabling us to compete on a basis other than just price. We also believe that our presence in local markets allows us to monitor and understand changes in the liability climate and thus develop better business strategies in a more timely manner than our competitors.

         Our goal is to build upon our position as a leading writer of professional liability and personal lines insurance and expand within a defined geographic area, while maintaining our commitment to disciplined underwriting and aggressive claims management. According to A.M. Best, we are the fourth largest active medical liability insurance writer in the nation, and we believe we are the largest medical liability writer in our states of operation. The withdrawal and reduced capacity of several competitors in the medical professional liability market has provided new business opportunities. We believe that our strong reputation in our regional markets, combined with our financial strength, strong customer service and proven ability to manage claims, should enable us to profitably expand our position in select states. In our personal lines business, we estimate that we currently insure approximately 16% of the educational community (active and retired teaching professionals and service employees) in Michigan. We expect to increase our penetration of the educational community by appointing additional agents and broadening our existing relationships with educational institutions and their employees.

         We have successfully acquired and integrated companies and books of business in the past and believe our financial size and strength make us an attractive acquirer. The current professional liability climate may also provide us with the opportunity to undertake additional mergers or acquisitions of companies or books of business within or adjacent to, our states of operation. We continually evaluate these opportunities to leverage our core underwriting and claims expertise.

         We have sustained our financial stability during difficult market conditions through responsible pricing and loss reserving practices. We are committed to maintaining prudent operating and financial leverage and conservatively investing our assets. We recognize the importance our customers and producers place on the strong ratings of our principal insurance subsidiaries and we intend to manage our business to protect our financial security.

Growth Opportunities and Outlook

         We expect to achieve our growth in our Professional Liability segment primarily as a result of (i) the withdrawal of competitors from actively writing business in certain states, and (ii) increased prices in our professional liability business.

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

         In 2003 and in 2002, our professional liability segment achieved average gross price increases of approximately 28% on renewal business (weighted by premium volume). In 2004 we expect professional liability pricing to continue to increase, although not at the levels of 2002 and 2003. We expect to increase the number of policies written as our competitors' withdraw from markets and their capacity becomes increasingly constrained. We also expect our balance sheet strength to become a further differentiating factor in the market. Additionally, we plan to appoint new agents in underserved areas in the states where we write business and we believe that will bring us additional business as well.

         We expect our future growth in professional liability will be supported by controlled expansion in states where we are already writing business. This includes states we recently entered such as Arkansas, Delaware, North Carolina and Virginia, that we believe have relatively favorable medical and legal climates. We also expect to expand into additional states within, or adjacent to, our existing business footprint as opportunities present themselves.

         We also believe there will be additional opportunities for profitable expansion of our professional liability business as insurers continue experiencing financial difficulties, requiring them to reduce their business or completely exit the marketplace. This may also lead to opportunities to expand through the acquisition of other companies or books of business.

         In the Personal Lines segment, our strong capitalization provides operational flexibility allowing growth and expansion capabilities for current and new product lines in Michigan, and expansion outside of the state.

         We believe we can achieve our growth in both segments while improving our combined ratio. As with all property and casualty companies, we expect the beneficial impact of price increases and any development of losses to be fully reflected in our financial results over time. We recognize the effect of higher prices as the associated premiums are earned which generally occurs over the course of the year after the policy is written.

Segments

         Revenues and expenses are attributable to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent. We experienced a significant improvement in earnings during the year ended December 31, 2003 as compared to the years ended December 31, 2002 and 2001, primarily due to improvement by the professional liability segment, as shown in the table below:

                                                                                         2003         2002
                                                                                          vs           vs
                                                                                         2002         2001
                                                                                       Increase     Increase
                                                 2003         2002          2001      (Decrease)   (Decrease)
                                                ------------------------------------------------------------
                                                                        In Thousands
Income before income taxes, minority interest
   and cumulative effect:
     Professional Liability Segment             $20,657      $(14,637)     $ 1,547      $ 35,294   $ (16,184)
     Personal Lines Segment                      33,124        31,065       11,573         2,059      19,492
     Corporate (unallocated to segments)         (3,447)       (2,818)      (2,151)         (629)       (667)
                                                ------------------------------------------------------------
                          Consolidated          $50,334      $ 13,610      $10,969      $ 36,724   $   2,641
                                                ============================================================

         Our professional liability segment operates in a challenging environment. Beginning in 2000, virtually all providers of medical professional liability began to recognize adverse trends in claim severity, causing increased estimates of current and prior losses. Throughout the industry, premiums previously considered adequate to cover expected losses and provide some profit were found to be inadequate. We began to address these trends in 2000 by seeking to increase premium rates in order to more closely align revenues with expected losses. We have implemented rate increases in all states, even when this has resulted in non-renewal of business. We have been more selective in our underwriting criteria and have elected to not-renew business that we did not expect to write profitably. At the same time, we have also worked to contain losses and to improve operating efficiencies. Our ability to successfully implement premium rate increases has been the most significant factor in improving the underwriting results of this segment.

         Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected several years before the related losses are paid. Additionally, we consider realized capital gains to be a significant part of our investment strategy and realized capital gains and losses can have a substantial effect on our revenues. Prevailing market interest rates have been at historically low levels in recent years which has reduced our investment income. The decline in investment income somewhat offsets any improvement that results from premium increases. In an attempt to mitigate that risk, state regulators require us to take interest rates into account as we develop our rates.

         Our personal lines segment operates in a highly competitive environment dominated by larger insurance organizations. We must provide a high level of service while operating efficiently in order to competitively price our products and obtain positive financial results. The personal lines segment has contributed significantly to our consolidated profits since the segment was acquired in June 2001.

         Investment income is a less significant component of revenues for the personal lines segment than for the professional lines segment because the length of time between the collection of premiums and the settlement of claims is generally short; approximately 75% of claims are paid within one year after the claim is filed. Investment income has increased only slightly because increases in the investment portfolio have been offset by declines in yields.

Losses and Reinsurance

         Losses are the largest component of expense for both the professional liability segment and the personal lines segment. In 2003, the consolidated net loss ratio (the income statement line "Net losses and loss adjustment expenses" divided by the income statement line "Net premiums earned") is 88.4%, reflecting a net loss ratio of 96.9 % for the professional liability segment and 65.8% for the personal lines segment. As discussed in critical accounting policies, net losses in any period reflects our estimate of net losses related to the premiums earned in that period as well as any changes to our estimates of reserves required for net losses of prior periods.

         The estimation of losses is particularly difficult for our professional liability segment. Loss reserves associated with medical professional liability coverage tend to be higher than those associated with most other types of property and casualty insurance for two primary reasons. First, overall costs of providing professional liability insurance coverage historically have been among the highest of the property and casualty insurance lines. These costs can be attributed principally to increases in both the frequency and severity of professional liability claims. Second, the complexity of professional liability claims increases losses. In addition, delays between the collection of premiums and the payment of losses are generally longer for professional liability insurance than other property and casualty lines. Frequently, injuries are not discovered until years after an incident, or the claimant may delay pursuing the recovery of damages. As a result of the delay, a component of the loss reserves for occurrence coverage and "tail" coverage includes an estimate of the claims that have been incurred but not yet reported (IBNR).

         Medical professional liability loss experience is volatile and cyclical. Over the past twenty-five years, the industry has experienced several periods of increasing claim frequency and severity, followed by periods of relative stability. At other times, due to tort reform, favorable judicial decisions, favorable economic conditions or other unknown factors, claim frequency or severity have decreased. Malpractice claims generally require an extended period of time to resolve, and the average life of a claim can be five years or more. The combination of changing conditions and the extended time required for claim resolution result in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. We believe it is prudent to establish initial losses that are based on historical experience as well as on facts and circumstances known at the balance sheet date. To the extent that actual results deviate from expectations, reserve estimates are subsequently adjusted.

         Losses for the personal lines segment are delineated between property and liability loss due to their differing characteristics. Losses for property claims comprise approximately 70% of the personal lines loss expense. Such claims are typically settled and paid without litigation within one year after the claim is reported. Losses for personal liability claims more closely resemble medical professional liability losses and are more complex to estimate. Injuries and their severity may not be discovered until several years after an incident and the delay between the collection of premium and the payment of losses is also longer than property losses and subject to litigation.

         We reinsure professional liability risks under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered (currently $16 million). Historically, per claim retention levels have varied between the first $200,000 and the first $2 million depending on the coverage year and the state in which business was written. Periodically, we provide insurance to policyholders above the maximum limits of our reinsurance treaties. In those situations, we reinsure the excess risk above the limits of our reinsurance treaties on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.

         We currently reinsure our personal lines risks in excess of $250,000 per loss. Individual property risks are covered up to $1 million per risk and casualty risks are covered on an excess of loss basis up to $3 million per occurrence. Our Personal Lines segment is also covered by Catastrophe reinsurance which provides additional protection from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. We have purchased catastrophe reinsurance for automobile physical damage, homeowners and boat property damage in five layers up to $29.5 million in excess of $1.5 million with each layer subject to a retention of 5%. Since we began offering umbrella policies in 2000, we have a quota share reinsurance arrangement under which we retain 5% and cede 95% of our liability on these policies.

         Our risk retention level is dependent upon numerous factors including the price and availability of reinsurance, volume of business, level of experience, our analysis of the potential underwriting results within each state and our assessment of our financial capacity to assume greater risk. Our 2003-2004 reinsurance treaties renewed with no change in terms or conditions from the prior year. We have structured the program to include a broader participation of reinsurers to further diversify our credit risk.

         The following table, known as the Loss Reserve Development Table, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. The table includes losses on both a direct and an assumed basis and is net of reinsurance recoverables. The gross liability for losses before reinsurance, as shown on the balance sheet, and the reconciliation of that gross liability to amounts net of reinsurance are reflected below the table. We do not discount our reserves to present value.

         The following definitions may be helpful in understanding the Loss Reserve Development Table:

    - The line entitled "Reserve for losses, undiscounted and net of reinsurance recoverables" reflects the Company's reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as showing in the Company's consolidated financial statements at the end of each year (the Balance Sheet Reserves).

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

                 ANALYSIS OF LOSSES AND LOSS RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                               1993 (a)   1994 (a)    1995 (a)     1996 (a)      1997 (a)     1998 (a)     1999 (a)
-------------------------------------------------------------------------------------------------------------------
Reserve for losses
undiscounted and net of
reinsurance recoverables      $ 272,392  $ 295,541   $ 352,521    $ 440,040     $ 464,122    $ 480,741    $ 486,279

Cumulative net paid
as of:

One Year Later                   21,296     24,102      27,532       48,390        67,383       89,864      133,832
Two Years Later                  40,988     42,115      58,769       98,864       128,758      192,716      239,872
Three Years Later                53,186     58,793      80,061      136,992       194,139      257,913      313,993
Four Years Later                 61,153     65,520     107,005      173,352       227,597      308,531      358,677
Five Years Later                 66,419     76,291     120,592      191,974       252,015      331,796
Six Years Later                  73,308     81,722     129,043      204,013       266,056
Seven Years Later                76,716     82,605     135,620      212,282
Eight Years Later                76,821     84,649     138,534
Nine Years Later                 77,713     85,008
Ten Years Later                  77,825

Re Estimated Net
  Liability As Of:

End of Year                   $ 272,392  $ 295,541   $ 352,521    $ 440,040     $ 464,122    $ 480,741    $ 486,279
One Year Later                  251,445    268,154     325,212      393,363       416,814      427,095      463,779
Two Years Later                 220,385    239,243     280,518      347,258       364,196      398,308      469,934
Three Years Later               194,213    200,311     237,280      294,675       333,530      400,333      488,426
Four Years Later                159,096    157,836     190,110      264,714       323,202      414,008      487,366
Five Years Later                126,379    122,570     173,148      259,195       320,888      415,381
Six Years Later                 106,403    105,779     168,828      248,698       321,232
Seven Years Later                92,954     99,787     160,784      250,927
Eight Years Later                88,828     94,192     161,717
Nine Years Later                 83,251     95,625
Ten Years Later                  83,960

Net cumulative
redundancy (deficiency)         188,432    199,916     190,804      189,113       142,890       65,360       (1,087)
                              =====================================================================================

Original gross liability -
  end of year                              355,735     432,937      548,732       614,720      660,631      665,786
Less: reinsurance
  recoverables                             (60,194)    (80,416)    (108,692)     (150,598)    (179,890)    (179,507)
                              -------------------------------------------------------------------------------------
Original net liability -
  end of year                              295,541     352,521      440,040       464,122      480,741      486,279
                              =====================================================================================

Gross re-estimated liability
  - latest                                 124,451     186,758      298,576       421,751      530,449      598,120
Re-estimated reinsurance
  recoverables                             (28,826)    (25,041)     (47,649)     (100,519)    (115,068)    (110,754)
                              -------------------------------------------------------------------------------------
Net re-estimated liability
  - latest                                  95,625     161,717      250,927       321,232      415,381      487,366
                              =====================================================================================

Gross cumulative redundancy
(deficiency)                               231,284     246,179      250,156       192,969      130,182       67,666
                              =====================================================================================

                                                  DECEMBER 31,
                               2000 (a)     2001 (b)        2002          2003
----------------------------------------------------------------------------------
Reserve for losses
undiscounted and net of
reinsurance recoverables       $ 493,457  $ 1,068,285     $ 1,160,456  $ 1,369,773

Cumulative net paid
as of:

One Year Later                   143,892      271,482         247,235            0
Two Years Later                  251,855      468,630
Three Years Later                321,957
Four Years Later
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Re Estimated Net
  Liability As Of:

End of Year                    $ 493,457  $ 1,068,285       1,160,456
One Year Later                   507,275    1,076,714       1,149,576
Two Years Later                  529,698    1,069,435
Three Years Later                527,085
Four Years Later
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Net cumulative
redundancy (deficiency)          (33,628)      (1,150)         10,880
                              =======================================

Original gross liability -
  end of year                    659,659    1,442,341       1,622,468
Less: reinsurance
  recoverables                  (166,202)    (374,056)       (462,012)
                              ---------------------------------------
Original net liability -
  end of year                    493,457    1,068,285       1,160,456
                              =======================================

Gross re-estimated liability
  - latest                       630,069    1,419,583       1,568,773
Re-estimated reinsurance
  recoverables                  (102,984)    (350,148)       (419,197)
                              ---------------------------------------
Net re-estimated liability
  - latest                       527,085    1,069,435       1,149,576
                              =======================================

Gross cumulative redundancy
(deficiency)                      29,590       22,758          53,695
                              =======================================

(a) Reflects reserves of Medical Assurance excluding Professionals Group reserves, which were acquired on June 27, 2001. Accordingly, the gross and net reserve development (reserves recorded at the end of the year, as originally estimated, less reserves re-estimated as of subsequent years) relates only to the operations of Medical Assurance and does not include Professionals Group.

(b) Reflects reserves of PRA following the consolidation of Medical Assurance and Professionals Group. Accordingly, the gross and net reserve development (reserves recorded at the end of the year, as originally estimated, less reserves re-estimated as of subsequent years) does not include any development related to Professionals Group reserves since these reserves were acquired on June 27, 2001.

         In each year reflected in the table, we have utilized actuarial methodologies, including incurred loss development, paid loss development and frequency-severity projections, to estimate reserves. These techniques are applied to the data and the resulting projections are evaluated by management to establish the estimate of reserves.

         Prior to 2001, our reserve for losses was solely for our Professional Liability Segment; beginning in 2001 our reserves also include our Personal Lines segment. Our reserve for losses developed favorably in many prior years for several reasons:

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

    - We establish our initial reserves in the Personal Lines segment at a level to give consideration to our estimate of rising costs and increasingly unpredictable litigation trends. Because losses in this segment mature sooner than in Professional Liability, we are able to recognize reserve development earlier if these anticipated costs and trends do not materialize as expected.

         The professional liability legal environment deteriorated once again during the past several years. Beginning in 2000, we recognized adverse trends in claim severity, causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed in 2000 and reversed in 2001 and 2002. We have addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

         Due to the size of our reserves, even a small percentage adjustment can have a material effect on our results of operations for the period in which the change is made.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Our consolidated net income is $38.7 million, or $1.33 per diluted share, for the year ended December 31, 2003 as compared to $12.2 million or $0.46 per diluted share for the year ended December 31, 2002. Selected financial data for each period is summarized in the table below.

                                                                  Year Ended December 31         Increase
                                                                  2003             2002         (Decrease)
                                                             ---------------------------------------------
                                                                              In Thousands
Revenues:
   Gross premiums written                                    $      740,110   $    636,156     $   103,954
                                                             =============================================
   Net premiums written                                      $      668,909   $    537,123     $   131,786
                                                             =============================================
   Premiums earned                                           $      698,347   $    576,414     $   121,933
   Premiums ceded                                                   (74,833)       (99,006)         24,173
                                                             ---------------------------------------------
   Net premiums earned                                              623,514        477,408         146,106
   Net investment income                                             73,619         76,918          (3,299)
   Net realized investment gains (losses)                             5,992         (5,306)         11,298
   Other income                                                       6,515          6,747            (232)
                                                             ---------------------------------------------

Total revenues                                                      709,640        555,767         153,873

Expenses:
   Losses and loss adjustment expenses                              576,043        569,099           6,944
   Reinsurance recoveries                                           (24,667)      (121,070)         96,403
                                                             ---------------------------------------------
   Net losses and loss adjustment expenses                          551,376        448,029         103,347
   Underwriting, acquisition and insurance expenses                 104,216         91,253          12,963
   Loss on early extinguishment of debt                                 305              -             305
   Interest expense                                                   3,409          2,875             534
                                                             ---------------------------------------------

Total expenses                                                      659,306        542,157         117,149
                                                             ---------------------------------------------

Income before income taxes                                           50,334         13,610          36,724

Income taxes (benefit)                                               11,450           (188)         11,638
                                                             ---------------------------------------------

Income before minority interest and
   cumulative effect of accounting change                            38,884         13,798          25,086

Less:  Minority interest                                                181          3,285          (3,104)
                                                             ---------------------------------------------
Income before cumulative effect of
   accounting change                                                 38,703         10,513          28,190

Cumulative effect of accounting change,
   net of tax                                                             -          1,694          (1,694)
                                                             ---------------------------------------------

Net Income                                                   $       38,703   $     12,207     $    26,496
                                                             =============================================

Net loss ratio *                                                       88.4%          93.8%           (5.4%)
Underwriting expense ratio *                                           16.7%          19.1%           (2.4%)
                                                             ---------------------------------------------
Combined ratio                                                        105.1%         112.9%           (7.8%)
Less: Investment income ratio *                                        11.8%          16.1%           (4.3%)
                                                             ---------------------------------------------
Operating ratio                                                        93.3%         96. 8%           (3.5%)
                                                             =============================================

                                                                       December 31
                                                                  2003             2002
                                                             -----------------------------
Total assets                                                 $    2,879,352   $  2,586,650
                                                             =============================
Net reserves for losses                                      $    1,369,773   $  1,160,456
                                                             =============================

* Ratios shown are expressed as a ratio of net premiums earned.

         The operating results of each of our reportable industry segments are discussed separately in the following sections. Revenues and expenses are attributed to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent.

         Our effective tax rates for both years is significantly lower than the expected 35% statutory rates because we earned approximately 23% of our investment income from tax-exempt sources in 2003 and 25% in 2002. After adjustment for tax exempt income, we experienced a taxable loss for the year ended December 31, 2002.

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

PROFESSIONAL LIABILITY SEGMENT

         Operating results for our professional liability segment for the years ended December 31, 2003 and 2002 are summarized in the table below.

                                                                  Year Ended December 31         Increase
                                                                  2003             2002         (Decrease)
                                                             ---------------------------------------------
                                                                               In Thousands
Revenues:
   Gross premiums written                                    $      543,323   $    461,715     $    81,608
                                                             =============================================
   Net premiums written                                      $      490,952   $    376,702     $   114,250
                                                             =============================================
   Premiums earned                                           $      509,260   $    412,656     $    96,604
   Premiums ceded                                                   (56,014)       (85,011)         28,997
                                                             ---------------------------------------------
   Net premiums earned                                              453,246        327,645         125,601
   Net investment income                                             63,099         66,790          (3,691)
   Net realized investment gains (losses)                             5,858         (6,099)         11,957
   Other income                                                       4,460          4,960            (500)
                                                             ---------------------------------------------

Total revenues                                                      526,663        393,296         133,367
                                                             ---------------------------------------------
Expenses:
   Loss and loss adjustment expenses                                414,828        460,289         (45,461)
   Reinsurance recoveries                                            24,540       (108,969)        133,509
                                                             ---------------------------------------------
   Net losses and loss adjustment expenses                          439,368        351,320          88,048
   Underwriting, acquisition and insurance expenses                  66,638         56,613          10,025
                                                             ---------------------------------------------

Total expenses                                                      506,006        407,933          98,073
                                                             ---------------------------------------------

Income (loss) before income taxes                            $       20,657   $    (14,637)    $    35,294
                                                             =============================================

Net loss ratio *                                                       96.9%         107.2%          (10.3%)
Underwriting expense ratio *                                           14.7%          17.3%           (2.6%)
                                                             ---------------------------------------------
Combined ratio                                                        111.6%         124.5%          (12.9%)
Less: Investment income ratio *                                        13.9%          20.4%           (6.5%)
                                                             ---------------------------------------------
Operating ratio                                                        97.7%         104.1%           (6.4%)
                                                             =============================================

                                                                       December 31
                                                                  2003             2002
                                                             -----------------------------
Identifiable segment assets                                  $    2,413,043   $  2,184,676
                                                             =============================
Net reserves for losses                                      $    1,298,458   $  1,096,205
                                                             =============================

* Ratios shown are expressed as a percentage of net premiums earned.

PREMIUMS

Premiums written

         Premiums written for the professional liability segment increased by $81.6 million for the year ended December 31, 2003 as compared to the same period in 2002, principally due to rate increases. We experienced premium growth from new business in states where competitors have left the professional liability market. The growth in new business has largely been offset by policies that did not renew due to higher rates and our own underwriting decisions.

         We have implemented and we plan to continue to implement rate increases based on loss trends; however, our ability to implement those rate increases is subject to regulatory approval. Renewals in 2003 were at rates that are approximately 28% higher than 2002 rates. However, we do not expect premium growth to reflect the full amount of the rate increases because retention of our insureds may be reduced by the higher rates. Also during 2003 we converted most of our remaining occurrence policies to claims-made policies. We believe that a substantial majority of our occurrence policyholders accepted the conversion to claims-made coverage. First-year claims-made coverage has a significantly lower premium than occurrence coverage due to lower loss exposure, and the conversion reduced 2003 premiums written as compared to 2002 by approximately $13.5 million. The conversion of occurrence to claims-made will be completed in 2004.

Premiums earned

         Premiums earned for the professional liability segment increased $96.6 million for the year ended December 31, 2003 as compared to the same period in 2002. Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. The increase in 2003 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2003 and 2002. Thus earned premiums have increased for the reasons discussed in the section on premiums written.

Premiums ceded

         Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded decreased by $29.0 million for the year ended December 31, 2003 as compared to the same period in 2002. This decrease is primarily because we have reduced the portion of our losses that we cede to our reinsurers. Under reinsurance contracts that became effective in October 2002, our retention levels for insured medical liability events became $1.0 million in all states whereas previously our retention in many states was as low as $250,000. Premiums ceded have decreased both in total dollars and as a percentage of premiums earned because we are ceding a smaller portion of our risk.

         Some of our reinsurance agreements adjust the premium due to the reinsurer based upon the losses reimbursed under the agreement. In 2003, as discussed in more detail under "Losses and Loss Adjustment Expenses" we reduced our estimates of certain prior year gross losses, as well as the related reinsurance recoveries. Consequently the estimate of ultimate ceded premiums was reduced by $5.4 million as a result of this change. As discussed in the section on Critical Accounting Policies, adjustments in the estimates of ultimate ceded premiums are reflected in current operations.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Net Losses and Loss Adjustment Expenses

         Calendar year losses may be divided into three components: (i) actuarial evaluation of incurred losses for the current accident year; (ii) actuarial re-evaluation of incurred losses for prior accident years; and (iii) actuarial re-evaluation of the reserve for the death, disability and retirement provision (DDR) in our claims-made policies.

         Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For occurrence policies the insured event becomes a liability when the event takes place; for claims-made policies the insured event becomes a liability when the event is first reported to the insurer. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with our estimate of the losses incurred related to those policy premiums. Calendar year results include the operating results for the current accident year and, as discussed in critical accounting policies, any changes in estimates related to prior accident years.

         The following table summarizes professional net losses and net loss ratios for the years ended December 31, 2003 and 2002. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                 Year ended December 31
                                                  2003           2002
                                              ---------------------------
                                                      In Thousands
Net losses:
     Current accident year                    $    439,418   $    333,160
     Change in prior accident year net                 (50)        18,160
        losses
     Change in DDR reserves                              -              -
                                              ---------------------------

Calendar year net Losses                      $    439,368   $    351,320
                                              ===========================

Net loss ratio attributable to:
     Current accident year                            96.9%         101.7%
     Change in prior accident year losses                -            5.5%
     Change in DDR                                       -              -
                                              ---------------------------

Calendar year net loss ratio                          96.9%         107.2%
                                              ===========================

Current Accident Year Net Losses

         Net losses increased by $106.3 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. There is little change in the number of insured risks during 2003 as compared to 2002; net losses increased during 2003 primarily because of higher loss costs. The current accident year net loss ratio for the year ended December 31, 2003 decreased to 96.9% as compared to 107.2% for the same period in 2002. The 2003 loss ratio is lower than the 2002 ratio because premium rates increased at a faster pace than did loss costs.

Change in Prior Accident Year Losses and Change in DDR Reserves

         We decreased our estimate of professional liability prior year net losses by $50,000 in 2003 and increased our estimates by $18.2 million in 2002. These adjustments were in response to actuarial evaluations of loss reserves performed during the period. No significant change was made to our estimates of the reserves required for death, disability and retirement during 2003 or 2002.

         Assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations. Due to the size of our reserves, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Losses and Loss Adjustment Expenses / Reinsurance Recoveries

         Our actuarial analysis indicates that our claims severity has continued to increase as expected in our retained layers. However, we have not experienced the high level of losses in our reinsured layers that we originally anticipated and for which we established reserves. Accordingly we reduced our estimates of prior accident year gross loss and loss adjustment expenses by approximately $63.8 million during the year ended December 31, 2003. Since these losses were reinsured, we reduced expected reinsurance recoveries by approximately the same amount. The reduction of $74.2 million for prior accident years more than offset current accident year recoveries of $49.4 million, thus creating a non-traditional relationship between gross losses and recoveries for 2003. These changes in estimates had a nominal effect on 2003 net losses.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Our professional liability segment investment income is primarily derived from the interest income earned by our fixed maturity securities but also includes interest income from short-term and cash equivalent investments, dividend income from equity securities, increases in the cash surrender value of business owned executive life insurance contracts, and rental income earned by our commercial real estate holdings. Investment fees and expenses and real estate expenses are deducted from investment income.

         Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected some years before the related losses are paid. However, prevailing market interest and equity yields have been at historically low levels in recent years. Our net investment income decreased by $3.7 million for the year ended December 31, 2003 as compared to the same period in 2002. The decrease occurred even though our average invested funds increased in 2003. The positive effect of additional invested funds was more than offset by the effect of lower average yields. The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of our professional liability segment fixed maturity investments is 4.7% for the year ended December 31, 2003 as compared to 6.1% for the same period in 2002. The average yield is reduced as compared to 2002 because market rates available for the investment of new and matured funds were lower in 2003. Also, in the fourth quarter of 2002 we sold a significant portion of our fixed maturity portfolio in order to realize capital gains and these proceeds were reinvested during 2003 at substantially lower rates.

         Investment income declined from 20.4% of premium earned in 2002 to 13.9% in 2003. The decline in investment income somewhat offset the improvement in our combined ratio.

         Net realized investment gains (losses) include gains and losses realized on sales of investment securities and realized losses for other than temporary impairments in the fair value of investment securities, as shown in the following table.

                                                     Year ended December 31
                                                       2003           2002
                                                  --------------- ------------
                                                          In Thousands
Net gains (losses) from sales                     $     5,857     $    15,205
Other than temporary impairment losses                   (322)        (21,304)
Holding gains (losses) on trading portfolio               323               -
                                                  ---------------------------

Net realized investment gains (losses)            $     5,858     $    (6,099)
                                                  ===========================

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased by approximately $10.0 million for the year ended December 31, 2003 as compared to the same period in 2002. These expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have no direct relationship to premium volume, such as salaries, benefits, facility costs and guaranty fund assessments. The 2003 increase in expenses is primarily due to higher variable costs incurred as a result of premium growth. Guaranty fund assessments were lower by approximately $1.8 million during the year ended December 31, 2003 as compared to the same period in 2002. Also, late in the second quarter of 2003 we ceased to provide medical credentialing services. Expenses associated with this business activity were $1.4 million for the year ended December 31, 2003 as compared to $2.8 million for the year ended December 31, 2002.

         The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 14.7% for the year ended December 31, 2003 as compared to 17.3% for the same period in 2002. The ratio decreased because there was no significant change in our fixed costs, other than the previously discussed decrease in guaranty fund assessments, while premiums earned increased in 2003.

         Guaranty fund assessments are amounts we are required to contribute to state insolvency or guaranty fund associations when so assessed by the state. Such assessments can and do vary from year to year.

PERSONAL LINES SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company. Selected financial data for our personal lines segment is summarized in the table below.

                                                                  Year ended December 31      Increase
                                                                    2003          2002        (Decrease)
                                                                ---------------------------------------
                                                                               In Thousands
Revenues:
   Gross premiums written                                       $  196,787    $  174,441     $   22,346
                                                                =======================================
   Net premiums written                                         $  177,957    $  160,421     $   17,536
                                                                =======================================
   Premiums earned                                              $  189,087    $  163,758     $   25,329
   Premiums ceded                                                  (18,819)      (13,995)        (4,824)
                                                                ---------------------------------------
   Net premiums earned                                             170,268       149,763         20,505
   Net investment income                                            10,253        10,071            182
   Net realized investment gains (losses)                              134           793           (659)
   Other income                                                      2,055         1,787            268
                                                                ---------------------------------------

Total revenues                                                     182,710       162,414         20,296
                                                                ---------------------------------------

Expenses:
   Loss and loss adjustment expenses                               161,215       108,810         52,405
   Reinsurance recoveries                                          (49,207)      (12,101)       (37,106)
                                                                ---------------------------------------
   Net losses and loss adjustment expenses                         112,008        96,709         15,299
   Underwriting, acquisition and insurance expenses                 37,578        34,640          2,938
                                                                ---------------------------------------

Total expenses                                                     149,586       131,349         18,237
                                                                ---------------------------------------

Income before income taxes and minority interest                $   33,124    $   31,065     $    2,059
                                                                =======================================

Net Loss ratio *                                                      65.8%         64.6%           1.2%
Underwriting expense ratio *                                          22.1%         23.1%          (1.0%)
                                                                ---------------------------------------
Combined ratio                                                        87.9%         87.7%           0.2%
Less: Investment income ratio *                                        6.0%          6.7%          (0.7%)
                                                                ---------------------------------------
Operating ratio                                                       81.9%         81.0%           0.9%
                                                                =======================================

                                                                        December 31
                                                                    2003          2002
                                                                ------------------------
Identifiable segment assets                                     $  431,264    $  372,086
                                                                ========================
Net reserves for losses                                         $   71,315    $   64,251
                                                                ========================

* Ratios shown are expressed as a percentage of net premiums earned.

PREMIUMS

Premiums written

         Gross premiums written for the year ended December 31, 2003, increased by $22.3 million as compared to the year ended December 31, 2002. Premiums by line of business for each period are as follows.

                                   Year ended December 31
                                     2003           2002
                                   ------------------------
                                        In Thousands
Automobile                         $ 161,399      $ 147,168
Homeowners                            34,571         26,600
Boat, umbrella, and other                817            673
                                   ------------------------
                                   $ 196,787      $ 174,441
                                   ========================

         Automobile premiums are higher during 2003 primarily due to increases in the number of autos insured and increases in the value of those autos. The number of insured vehicles increased from 181,280 at December 31, 2002 to 191,633 at December 31, 2003. Automobile premiums also grew due to a 2% rate increase that became effective on October 1, 2002 and a 0.6% increase that became effective on October 1, 2003.

         Homeowners premiums are higher during 2003 primarily due to a 22% rate increase that became effective on July 1, 2002 and a 7.6% rate increase that became effective April 1, 2003. Homeowners premiums also grew due to increases in the number of homes insured and the value of those homes. The number of insured homes increased from 55,480 at December 31, 2002 to 61,864 at December 31, 2003.

Premiums earned

         Premiums earned increased by $20.5 million for the year ended December 31, 2003 as compared to the same period in 2002. Premiums are earned pro rata over the entire policy period after the policy is written. The increase in 2003 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2003 and 2002. Thus earned premiums have increased as discussed in the section on premiums written.

Premiums ceded

         Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded increased for the year ended December 31, 2003 as compared to the same period in 2002. The increase is due to the increased volume of our business and increased rates charged by our reinsurers.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes personal lines net losses and net loss ratios for the years ended December 31, 2003 and 2002 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                Year ended December 31
                                                 2003            2002
                                                ------------------------
                                                     In Thousands
Net losses:
   Current accident year                        $ 122,838      $ 106,440
   Change in prior accident years net losses      (10,830)        (9,731)
                                                ------------------------

Calendar year net losses                        $ 112,008      $  96,709
                                                ========================

Net loss ratio attributable to:
   Current accident year                            72.2%           71.1%
   Change in prior accident years losses            (6.4%)          (6.5%)
                                                ------------------------

Calendar year net loss ratio                        65.8%           64.6%
                                                ========================

         Current accident year net losses for the year ended December 31, 2003 are $122.8 million, an increase of $16.4 million as compared to the year ended December 31, 2002. The 2003 increase is due to a greater number of insureds in 2003, higher loss cost per claim, and an increase in reported claims. The current accident year net loss ratios for 2003 reflect rate increases for auto and homeowners, offset by increases in auto liability claims, homeowners property claims from an April 2003 isolated ice storm, increased frequency in fires, and claims from the August 2003 Midwestern power outage.

         We reduced net losses by $10.8 million and $9.7 million, respectively, during the years ended December 31, 2003 and 2002, as a result of favorable developments in our estimates of prior years' auto liability reserves. We established initial reserves, particularly liability reserves, at levels that considered our estimates of rising costs and unpredictable litigation trends. More favorable results are recognized if and when they materialize.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Our net investment income is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalents and equity investments, net of investment expenses. There is no significant change in our net investment income for year ended December 31, 2003 as compared to 2002, primarily because increases in the size of the portfolio were offset by declines in yields. Investment income declined from 6.7% of premiums earned in 2002 to 6.0% in 2003.

         The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of the personal lines segment fixed maturity investments is 5.7% for the year ended December 31, 2003 as compared to 6.2%, for the year ended December 31, 2002. The average yield is reduced as compared to 2002 because market rates available for the investment of new and matured funds were lower in 2003.

         Net realized investment gains and losses for the years ended December 31, 2003 and 2002 did not include any realized losses for other than temporary impairments.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. These expenses increased by approximately $2.9 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily due to higher underwriting and acquisition costs from premium growth. The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 22.1% and 23.1% for the years ended December 31, 2003 and 2002, respectively, and is lower for the year ended December 31, 2003 due to operating efficiencies and a decrease in mandatory statutory assessments.
         Guaranty fund assessments total $221,000 in 2003 and $331,000 in 2002.

CORPORATE

         We do not allocate certain revenues and expenses (investment income earned directly by the parent holding company, interest expense and other debt costs related to long-term debt held by the parent holding company) to our operating segment. Unallocated amounts are summarized below.

                                Year Ended December 31   Increase
                                  2003          2002    (Decrease)
                                ---------------------------------
                                    In Thousands
Revenues:
Investment income                  267          56           211

Expenses:
Debt retirement loss               305           -           305
Interest expense                 3,409       2,875           534
                                --------------------------------
Unallocated expense in excess
of unallocated revenues          3,447       2,819           628
                                ================================

         Interest expense increased to $3.4 million for the year ended December 31, 2003 as compared to $2.9 million for the same period in 2002. The increase results from higher costs during the third and fourth quarters of 2003 as compared to 2002 because the debentures issued in July 2003 carried a higher rate than did the bank term loan and because the total outstanding amount of debt increased. Management elected to replace the term loan with the debentures because the debentures provided a longer-term source of capital at a fixed interest rate. Interest expense was lower in the first six months of 2003 as compared to 2002 because both the average outstanding balance on the term loan and the variable interest rate on the term loan were lower in 2003.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Our consolidated income before cumulative effect of accounting change is $10.5 million, or $0.40 per share, for the year ended December 31, 2002. The year ended December 31, 2002 includes Professionals Group activity for the entire period, while the year ended December 31, 2001 includes Professionals Group activity only since June 27, 2001. Thus, when the two periods are compared, significant variances are created because 2001 operating results do not include Professionals Group operating results for the first six months of 2001. Selected financial data for each period is summarized in the table below.

                                                            Year Ended December 31          Increase
                                                              2002            2001          (Decrease)
                                                         ---------------------------------------------
                                                                 in Thousands
Revenues:
   Gross premiums written                                $      636,156   $   388,983      $   247,173
                                                         =============================================
   Net premiums written                                  $      537,123   $   310,291      $   226,832
                                                         =============================================
   Premiums earned                                       $      576,414   $   381,510      $   194,904
   Premiums ceded                                               (99,006)      (68,165)         (30,841)
                                                         ---------------------------------------------
   Net premiums earned                                          477,408       313,345          164,063
   Net investment income                                         76,918        59,782           17,136
   Net realized investment gains (losses)                        (5,306)        5,441          (10,747)
   Other income                                                   6,747         3,987            2,760
                                                         ---------------------------------------------

Total revenues                                                  555,767       382,555          173,212
                                                         ---------------------------------------------

Expenses:
   Losses and loss adjustment expenses                          569,099       344,202          224,897
   Reinsurance recoveries                                      (121,070)      (45,644)         (75,426)
                                                         ---------------------------------------------
   Net losses and loss adjustment expenses                      448,029       298,558          149,471
   Underwriting, acquisition and insurance expenses              91,253        70,437           20,816
   Interest expense                                               2,875         2,591              284
                                                         ---------------------------------------------

Total expenses                                                  542,157       371,586          170,571
                                                         ---------------------------------------------

Income before income taxes                                       13,610        10,969            2,641

Provision for income taxes (benefit)                               (188)       (2,847)           2,659
                                                         ---------------------------------------------
Income before minority interest and
   cumulative effect of accounting change                        13,798        13,816              (18)

Less: Minority interest                                          (3,285)       (1,366)          (1,919)
                                                         ---------------------------------------------
Income (loss) before cumulative effect of
   accounting change                                             10,513        12,450           (1,937)
Cumulative effect of accounting change,
   net of tax                                                     1,694             -            1,694
                                                         ---------------------------------------------
Net Income (loss)                                        $       12,207   $    12,450      $      (243)
                                                         =============================================

Net loss ratio *                                                   93.8%         95.3%            (1.5%)
Underwriting expense ratio *                                       19.1%         22.5%            (3.4%)
                                                         ---------------------------------------------
Combined ratio                                                    112.9%        117.8%            (4.9%)
Less: Investment income ratio *                                    16.1%         19.1%            (3.0%)
                                                         ---------------------------------------------
Operating ratio                                                    96.8%         98.7%            (1.9%)
                                                         =============================================

                                                                   December 31
                                                              2002             2001
                                                         -----------------------------
Total assets                                             $    2,586,650   $  2,238,325
                                                         =============================

Net reserves for losses                                  $    1,160,456   $  1,068,285
                                                         =============================

* Ratios shown are expressed as a percentage of net premiums earned.

         We discuss the operating results of each of our reportable industry segments separately in the following sections. Revenues and expenses are allocated to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent.

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

         Minority interest in both 2002 and 2001 relates entirely to the minority interest in the income of MEEMIC Holdings.

PROFESSIONAL LIABILITY SEGMENT

         Operating results for our professional liability segment for the years ended December 31, 2002 and 2001 are summarized in the table below.

                                                            Year Ended December 31           Increase
                                                              2002           2001           (Decrease)
                                                         ---------------------------------------------
                                                                  in Thousands
Revenues:
     Gross premiums written                              $      461,715   $   315,698      $   146,017
                                                         =============================================
     Net premiums written                                $      376,702   $   238,867      $   137,835
                                                         =============================================
     Premiums earned                                     $      412,656   $   310,222      $   102,434
     Premiums ceded                                             (85,011)      (66,307)         (18,704)
                                                         ---------------------------------------------
     Net premiums earned                                        327,645       243,915           83,730
     Net investment income                                       66,790        54,339           12,451
     Net realized investment gains (losses)                      (6,099)        5,441          (11,540)
     Other income                                                 4,960         3,130            1,830
                                                         ---------------------------------------------

Total revenues                                                  393,296       306,825           86,471
                                                         ---------------------------------------------

Expenses:
     Losses and loss adjustment expenses                        460,289       279,246          181,043
     Reinsurance recoveries                                    (108,969)      (28,989)         (79,980)
                                                         ---------------------------------------------
     Net losses and loss adjustment expenses                    351,320       250,257          101,063
     Underwriting, acquisition and insurance expenses            56,613        55,021            1,592
                                                         ---------------------------------------------

Total expenses                                                  407,933       305,278          102,655
                                                         ---------------------------------------------

Income (loss) before income taxes                        $      (14,637)  $     1,547      $   (16,184)
                                                         =============================================

Net loss ratio*                                                   107.2%        102.6%             4.6%
Underwriting expense ratio*                                        17.3%         22.6%            (5.3%)
                                                         ---------------------------------------------
Combined ratio                                                    124.5%        125.2%            (0.7%)
Less:  Investment income ratio*                                    20.4%         22.3%            (1.9%)
                                                         ---------------------------------------------
Operating ratio                                                   104.1%        102.9%             1.2%
                                                         =============================================

                                                                     December 31
                                                                 2002            2001
                                                           ----------------------------
Identifiable segment assets                                $  2,184,676    $  1,913,559
                                                           ============================

Net reserves for losses                                    $  1,096,205    $  1,004,462
                                                           ============================

* Ratios shown are expressed as a percentage of net premiums earned.

PREMIUMS

Premiums written

         Our professional liability segment principally provides liability insurance for providers of medical and other healthcare services, and to a limited extent providers of legal services (Professional Coverages). The professional liability segment also includes accident and health and workers' compensation insurance (Other Coverages).

         Premiums written for the professional liability segment for the year ended December 31, 2002 were $461.7 million, which is an increase of $146.0 million as compared to the same period of 2001. This increase is comprised of a $184.7 million increase related to Professional Coverages offset by a $38.7 million decrease related to Other Coverages.

         Professional Coverages premiums written increased to $457.2 million for the year ended December 31, 2002. The increase is primarily due to the consolidation with Professionals Group but also reflects the beneficial effect of rate increases implemented during 2002 and 2001. We have implemented rate increases based on loss trends and have experienced some loss of insureds due to the higher rates. In 2002, our premium renewals and new business at the higher rates have more than offset the effect of non-renewals. We estimate that, on average, 2002 renewals were at rates that were approximately 28% higher than 2001 rates.

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

Premiums earned

         Premiums earned for the year ended December 31, 2002 increased by $102.4 million as compared to the year ended December 31, 2001. As with written premiums, this increase is comprised of an increase related to Professional Coverages offset by a decrease related to Other Coverages.

         Our Professional Coverages premiums earned for the year ended December 31, 2002 increased by $139.4 million to $404.0 million. The increase is primarily due to the additional premiums earned as a result of the consolidation but, as with written premiums, also reflects the beneficial impact of rate increases. Rate increases implemented after January 1, 2002 are not fully reflected in premiums earned since premiums are earned over the entire policy period (usually one year) after the policy is written.

         Other Coverages premiums earned for the year ended December 31, 2002 were $8.7 million, a decrease of $37.0 million as compared to the year ended December 31, 2001, reflecting our decreased commitments to the programs that generated these premiums, as previously discussed.

Premiums ceded

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

LOSSES AND LOSS ADJUSTMENT EXPENSES (LOSSES)

         The following table summarizes net losses and net loss ratios for 2002 and 2001 by type of coverage and by separating losses between the current accident year and all prior years . The net loss ratios shown are calculated by dividing the applicable net losses by net premiums earned.

                                                                    Year ended December 31
                                                                     2002           2001
                                                                ------------------------------
                                                                           In Thousands
Current accident year net losses:
      Professional Coverages                                    $     331,494    $     231,489
      Other Coverages                                                   1,666           23,597

Change in prior accident year net losses *                             18,160           13,818
Change in DDR  reserves                                                     -          (18,647)
                                                                ------------------------------
Calendar year net losses                                        $     351,320    $     250,257
                                                                ==============================
Current accident year net loss ratio:
      Professional Coverages                                            101.8%           108.8%
      Other Coverages                                                    77.9%            75.9%

Net loss ratio attributable to:
      Current accident year net losses                                  101.7%           104.6%
      Prior accident year net losses                                      5.5              5.7%
      Change in death, disability and retirement reserves                   -             (7.7%)
                                                                ------------------------------
                                                                        107.2%           102.6%
                                                                ==============================

* All losses incurred in 2001 related to the book of business acquired from Professionals Group are considered to be current accident year losses because there was no liability for these losses prior to the consolidation transaction.

Professional Coverages

         Current accident year net losses related to Professional Coverages for the year ended December 31, 2002 increased by $100.0 million as compared to the year ended December 31, 2001. Our consolidation with Professionals Group and the resulting increase in premiums is the primary reason for the increase. The current accident year net loss ratio for Professional Coverages for the year ended December 31, 2002 as compared to the same period in 2001 has decreased from 108.8% to 101.8 %. The improvement in the loss ratio primarily reflects the effects of a more adequate premium structure as a result of rate increases implemented during 2002 and 2001.

Other Coverages

         Current accident year net losses related to Other Coverages decreased by $21.9 million for the year ended December 31, 2002 as compared to the same periods of 2001. The decrease resulted from the termination of the programs that generated these losses, as previously discussed with respect to Other Coverages premiums.

Change in Prior Accident Year Losses / Change in Death, Disability and Retirement Reserves

         We increased our current year net losses by $18.2 million during 2002. In 2001, we increased our estimates of prior year losses by $13.8 million. In both periods, our estimates of losses related to prior year were adjusted based upon actuarial evaluations performed during the period.

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

                                              2002        2001
                                           ---------    --------
Net gains from sales                       $  15,205    $  5,850
Other than temporary impairment losses       (21,304)       (409)
                                           ---------    --------
Net realized investment gains (losses)     $  (6,099)   $  5,441
                                           =========    ========

         Approximately $18.2 million of the impairments recognized during 2002 were related to our equity securities; approximately $3.1 million of the impairments were related to fixed maturity securities.

         Approximately $14.7 million of our net gains from sales were from sales of fixed maturity securities. We purchase fixed maturity securities with the initial intent to hold such securities until their maturity, however, we may dispose of securities prior to their respective maturities if we believe such disposals are consistent with our overall investment objectives, including maximizing total yields over time, maximizing after-tax profits and disposing of securities that no longer meet our risk management criteria. Throughout 2002, but particularly in the latter half of 2002, bond prices increased substantially, both in response to historically low market interest rates and in response to uncertainty in the equity market. In response to these market conditions we undertook a significant restructuring of our fixed maturity portfolio during the fourth quarter. Most of the gains recognized for 2002 resulted from these restructuring activities.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased by $1.6 million for the year ended December 31, 2002 as compared to the same period in 2001. Expenses related to Professional Coverages premiums earned increased by $15.9 million; however, this increase was largely offset by a $14.3 million decrease in expenses related to Other Coverages premiums earned. The increase in Professional Coverages expenses primarily reflects the additional six months of Professionals Group activity that is included in 2002. The decrease in Other Coverages expenses is due to the termination of these programs as previously discussed.

         The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) decreased as compared to 2001. The ratio for the year ended December 31, 2002 is 17.3% as compared to 22.6% for the same period in 2001. Lower acquisition costs related to the decline in Other Coverages premiums reduced the ratio by 3.5%. The remaining 1.8% decrease in the ratio is primarily due to operating efficiencies realized in 2002 and the effect of rate increases.

         Guaranty fund assessments for the years ended December 31, 2002 and 2001 were approximately $1.9 million and $1.3 million, respectively.

PERSONAL LINES SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company, acquired as a part of the consolidation with Professionals Group. The year ended December 31, 2002 includes twelve months of MEEMIC operations while the year ended December 31, 2001 includes only six months of MEEMIC operations. Selected financial data for our personal lines segment is summarized in the table below.

                                                                 Year ended December 31        Increase
                                                                  2002           2001         (Decrease)
                                                                ----------------------------------------
                                                                      In Thousands
Revenues:
   Gross premiums written                                       $ 174,441      $  73,285      $  101,156
                                                                ========================================
   Net premiums written                                         $ 160,421      $  71,424      $   88,997
                                                                ========================================
   Premiums earned                                              $ 163,758      $  71,288      $   92,470
   Premiums ceded                                                 (13,995)        (1,858)        (12,137)
                                                                ----------------------------------------
   Net premiums earned                                            149,763         69,430          80,333
   Net investment income                                           10,071          5,003           5,068
   Net realized investment gains (losses)                             793              -             793
   Other income                                                     1,787            857             930
                                                                ----------------------------------------

Total revenues                                                    162,414         75,290          87,124
                                                                ----------------------------------------

Expenses:
   Loss and loss adjustment expenses                              108,810         64,956          43,854
   Reinsurance recoveries                                         (12,101)       (16,655)          4,554
                                                                ----------------------------------------
   Net losses and loss adjustment expenses                         96,709         48,301          48,408
   Underwriting, acquisition and insurance expenses                34,640         15,416          19,224
                                                                ----------------------------------------

Total expenses                                                    131,349         63,717          67,632
                                                                ----------------------------------------

Income (loss) before income taxes and minority interest         $  31,065      $  11,573      $   19,492
                                                                ========================================

Net loss ratio *                                                     64.6%          69.6%           (5.0%)
Underwriting expense ratio *                                         23.1%          22.2%            0.9%
                                                                ----------------------------------------
Combined ratio                                                       87.7%          91.8%           (4.1%)
Less:  Investment income ratio *                                      6.7%           7.2%            (.5%)
                                                                ----------------------------------------
Operating ratio                                                      81.0%          84.6%           (3.6%)
                                                                ========================================

                                                                      December 31
                                                                  2002           2001
                                                                ------------------------
Identifiable segment assets                                     $ 372,086      $ 324,719
                                                                ========================

Net reserves for losses                                         $  64,251      $  63,823
                                                                ========================

* Ratios shown are expressed as a percentage of net premiums earned.

PREMIUMS

Premiums written

         Gross written premiums increased by $101.2 million to $174.4 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. For all lines, the principal reason for the increase is the inclusion of an additional six months of MEEMIC activity in 2002. Premiums by line of business for each year are as follows.

                              Year ended December 31
                              2002             2001
                            --------------------------
                                   In Thousands
Automobile                  $  147,168        $ 62,422
Homeowners                      26,600          10,637
Boat, umbrella and other           673             226
                            --------------------------

                            $  174,441        $ 73,285
                            ==========================

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

Premiums earned

         Premiums earned for the year ended December 31, 2002 increased by $92.5 million as compared to the year ended December 31, 2001. As with written premiums, this increase is primarily due to the inclusion of an additional six months of MEEMIC activity in 2002 but also increased due to the effects of rate increases and growth in the number of insureds.

Premiums ceded

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

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes personal lines net losses and net loss ratios for 2002 and 2001 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by current calendar year net premiums earned.

                                               Year ended December 31
                                                 2002             2001
                                             ---------------------------
                                                    In Thousands
Net losses:
   Current accident year                     $   106,440       $  48,301
   Change in prior accident year net
     losses *                                     (9,731)              -
                                             ---------------------------

Calendar year net losses                     $    96,709       $  48,301
                                             ===========================

Net loss ratio attributable to:
   Current accident year net losses                 71.1%           69.6%
   Prior accident year net losses                   (6.5%)             -
                                             ---------------------------

Calendar year net loss ratio                        64.6%           69.6%
                                             ===========================

* All losses incurred in 2001 are considered to be current accident year losses because there was no liability for personal lines losses prior to the consolidation transaction.

         Calendar year net losses increased from $48.3 million for the year ended December 31, 2001 to $96.7 million for the year ended December 31, 2002, an increase of $48.4 million. The principal reason for the increase is the inclusion of an additional six months of MEEMIC activity in 2002. The 2002 current accident year net loss ratio (current accident year net Loss and LAE divided by net earned premiums) is 71.1% and reflects our estimates regarding the frequency and severity of auto liability claims and the positive effect of mild weather conditions during 2002.

         We reduced losses by $9.7 million during the year ended December 31, 2002 as a result of favorable developments in our estimates of prior years' auto liability reserves. We established initial reserves, particularly liability reserves, at levels that give consideration to rising costs and unpredictable litigation trends. More favorable results are recognized if and when they materialize.

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

CORPORATE

         We do not allocate certain revenues and expenses (investment income earned directly by the parent holding company, interest expense and other debt costs related to long-term debt held by the parent holding company) to our operating segments. Unallocated amounts are summarized below.

                                Year Ended December 31   Increase
                                   2002        2001     (Decrease)
                                ----------------------------------
                                    In Thousands
Revenues:
Investment income                    57         440        (383)

Expenses:
Interest expense                  2,875       2,591         284
                                -------------------------------

Unallocated expense in excess
of unallocated revenues           2,818       2,151         667
                                ===============================

         Interest expense of $2.9 million in 2002 and $2.6 million in 2001 relates entirely to the bank loan that provided financing for the consolidation with Professionals Group. The debt bears interest at a variable rate based on the London Interbank Offered Rate (LIBOR), or at our election, the bank's base rate. The interest rate is 2.9% on December 31, 2002. We initially borrowed $110 million on June 27, 2001 to finance the consolidation. We repaid $22.5 million on the loan in September 2001 because the cash requirements of the consolidation were lower than we originally anticipated.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.

         The term market risk refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates.

         As of December 31, 2003, our fair value investment in fixed maturity securities was $1,791 million. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

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


                                                                   2003                               2002
                                                   -------------------------------------    -----------------------
                                                    Portfolio    Change in      Modified     Portfolio      Modified
                                                      Value        Value        Duration       Value        Duration
Interest Rates                                     $ Millions    $ Millions      Years       $ Millions      Years
---------------------------------------------      ----------    ----------     --------    -----------    ---------
200 basis point rise                                  $1,664       $ (127)         3.73       $1,227          4.31
100 basis point rise                                  $1,727       $  (64)         3.63       $1,281          4.00
Current rate *                                        $1,791       $    -          3.54       $1,329          3.72
100 basis point decline                               $1,854       $   63          3.45       $1,379          3.67
200 basis point decline                               $1,919       $  128          3.52       $1,430          3.91

* Current rates are as of December 31, 2003 and 2002

         At December 31, 2003, the fair value of our investment in preferred stocks was $26.3 million, including net unrealized gains of $1.4 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

         ProAssurance's cash and short-term investment portfolio at December 31, 2003 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

         We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

         As of December 31, 2003, 99.8% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk

         At December 31, 2003 the fair value of our investment in common stocks was $21.7 million, which included net unrealized gains of $2.9 million and net holding gains of approximately $300,000. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of December 31, 2003 would increase the fair value of these securities to $ 23.9 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $19.5 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 63. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 18 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 19, 20 and 21) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

         The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2004 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2004 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2004 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2004 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2004 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statements. The following consolidated financial statements
         --------------------
         of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

                  Report of Independent Auditors

                  Consolidated Balance Sheets - December 31, 2003 and 2002

                  Consolidated Statements of Changes in Capital - years ended December 31, 2003, 2002 and 2001

                  Consolidated Statements of Income - years ended December 31, 2003, 2002 and 2001

                  Consolidated Statements of Cash Flows - years ended December 31, 2003, 2002 and 2001

                  Notes to Consolidated Financial Statements

         Financial Statement Schedules. The following consolidated financial
         -----------------------------
         statement schedules of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 14(d):

                  Schedule I - Summary of Investments - Other than Investments in Related Parties

                  Schedule II - Condensed Financial Information of ProAssurance Corporation (Registrant Only)

                  Schedule III - Supplementary Insurance Information

                  Schedule IV - Reinsurance

                  Schedule VI - Supplementary Property and Casualty Insurance Information

         All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K.
         -------------------

         ProAssurance filed a Current Report on Form 8-K on November 12, 2003 that furnished information publicly released on that same day announcing its financial results for its quarter ended September 30, 2003.

         ProAssurance filed a Current Report on Form 8-K on December 19, 2003 that furnished the information publicly released on that same day regarding its decision to terminate an inter-company reinsurance agreement between two of the Company's subsidiaries, The Medical Assurance, Inc., and Medical Assurance of West Virginia. The release also reports on Standard & Poor's decision to downgrade the rating of Medical Assurance of West Virginia.

(c) The exhibits required to be filed by Item 15(c) are listed herein in the Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 10th day of March 2004.

                                           PROASSURANCE CORPORATION

                                           By:/s/ A. Derrill Crowe, M.D.
                                              ----------------------------------
                                                  A. Derrill Crowe, M.D.

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

        Name                                        Title                                   Date
        ----                                        -----                                   ----
/s/A. Derrill Crowe, M.D.                   Chief Executive Officer                     March 10, 2004
-------------------------                   (principal executive officer)
A. Derrill Crowe, M.D.                      and Director

/s/Howard H. Friedman                       Chief Financial Officer                     March 10, 2004
---------------------                       (principal financial officer)
Howard H. Friedman

/s/Victor T. Adamo, Esq.                    Director                                    March 10, 2004
------------------------
Victor T. Adamo, Esq.

/s/Paul R. Butrus                           Director                                    March 10, 2004
-----------------
Paul R. Butrus

/s/Lucian F. Bloodworth                     Director                                    March 10, 2004
-----------------------
Lucian F. Bloodworth

/s/Robert E. Flowers, M.D.                  Director                                    March 10, 2004
--------------------------
Robert E. Flowers, M.D.

/s/John J. McMahon, Jr., Esq.               Director                                    March 10, 2004
-----------------------------
John J. McMahon, Jr., Esq.

/s/John P. North, Jr.                       Director                                    March 10, 2004
---------------------
John P. North, Jr.

/s/Ann F. Putallaz, Ph.D.                   Director                                    March 10, 2004
-------------------------
Ann F. Putallaz, Ph.D.

/s/William H. Woodhams                      Director                                    March 10, 2004
----------------------
William H. Woodhams

/s/Wilfred W. Yeargan, Jr.                  Director                                    March 10, 2004
--------------------------
Wilfred W. Yeargan, Jr.

                    ProAssurance Corporation and Subsidiaries
                        Consolidated Financial Statements
                  Years ended December 31, 2003, 2002 and 2001

                                TABLE OF CONTENTS

Report of Independent Auditors......................        65

Audited Consolidated Financial Statements

Consolidated Balance Sheets.........................        66

Consolidated Statements of Changes in Capital.......        68

Consolidated Statements of Income...................        69

Consolidated Statements of Cash Flow................        70

Notes to Consolidated Financial Statements..........        71

                        This page is intentionally blank.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ProAssurance Corporation

         We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (ProAssurance) as of December 31, 2003 and 2002, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of ProAssurance's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, in 2002 ProAssurance changed its method of accounting for goodwill and intangible assets.

                                Ernst & Young LLP

February 20, 2004
Birmingham, Alabama

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          DECEMBER 31           December 31
                                                              2003                  2002
                                                          --------------        ------------
ASSETS
Investments:
   Fixed maturities available for sale, at fair value     $  1,790,778          $ 1,328,897
   Equity securities available for sale, at fair value          42,136               60,552
   Equity securities, trading portfolio, at fair value           5,863                    -
   Real estate, net                                             17,262               17,549
   Short-term investments                                      109,680              252,854
   Other                                                        38,247               19,645
   Business owned life insurance                                51,706                    -
                                                          ------------          -----------
Total investments                                            2,055,672            1,679,497

Cash and cash equivalents                                       47,132              143,306
Premiums receivable                                            132,255              111,028
Receivable from reinsurers on unpaid losses and loss
adjustment expenses                                            444,811              462,012
Prepaid reinsurance premiums                                    17,651               21,294
Deferred taxes                                                  73,118               73,091
Other assets                                                   108,713               96,422
                                                          ------------          -----------
                                                          $  2,879,352          $ 2,586,650
                                                          ============          ===========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31         December 31
                                                               2003                2002
                                                            -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses        $ 1,814,584         $ 1,622,468
     Unearned premiums                                          290,134             248,371
     Reinsurance premiums payable                                68,510              62,549
                                                            -----------         -----------

   Total policy liabilities                                   2,173,228           1,933,388

   Other liabilities                                             55,030              49,198
   Long-term debt                                               104,789              72,500
                                                            -----------         -----------

Total liabilities                                             2,333,047           2,055,086

Minority interest                                                    --              26,370

Commitments and contingencies                                        --                   -

Stockholders' Equity:

   Common stock, par value $0.01 per share
     100,000,000 shares authorized;
     29,226,774 and 28,998,917 shares
     issued, in 2003 and 2002, respectively                         292                 290
   Additional paid-in capital                                   312,030             308,501
   Accumulated other comprehensive income, net of deferred
     tax expense of $18,537 and $19,612, respectively            34,422              35,545
   Retained earnings                                            199,617             160,914
                                                            -----------         -----------
                                                                546,361             505,250
     Less treasury stock, at cost, 121,765 shares                   (56)                (56)
                                                            -----------         -----------
Total stockholders' equity                                      546,305             505,194
                                                            -----------         -----------
                                                            $ 2,879,352         $ 2,586,650
                                                            ===========         ===========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
                                 (IN THOUSANDS)

                                                                                 Accumulated
                                                                    Additional      Other
                                                        Common       Paid-in    Comprehensive    Retained   Treasury
                                                         Stock       Capital    Income (Loss)    Earnings    Stock         Total
                                                       ---------    ---------   -------------   ---------  ----------    ----------
Balance at January 1, 2001                             $  25,107    $ 231,988     $     (854)   $ 136,257  $  (47,331)   $ 345,167
Common stock issued for compensation                           1          184             --           --          --          185
Purchase of treasury stock                                    --           --             --           --      (1,337)      (1,337)
Retirement of treasury stock                              (2,405)     (46,207)            --           --      48,612           --
Conversion of par value to $0.01                         (22,476)      22,476             --           --          --           --
Equity issued in consolidation:
  Common stock issued to Professionals Group
    shareholders                                              32       49,378             --           --          --       49,410
  Fair value of options assumed                               --        2,952             --           --          --        2,952
Stock options exercised                                       --           17             --           --          --           17
Comprehensive income:
  Change in fair value of securities available
    for sale, net of deferred taxes,
    reclassification adjustments and minority interest        --           --          4,387           --          --           --
  Net income                                                  --           --             --       12,450          --           --
Total comprehensive income                                                                                                  16,837
                                                       ---------    ---------     ----------    ---------  ----------    ---------
Balance at December 31, 2001                                 259      260,788          3,533      148,707         (56)     413,231
Common stock issued for compensation                          --          980             --           --          --          980
Stock options exercised                                       --          265             --           --          --          265
Offering of common stock                                      31       46,468             --           --          --       46,499
Comprehensive income:
  Change in fair value of securities available
    for sale, net of deferred taxes, reclassification
    adjustments and minority interest                         --           --         32,012           --          --           --
  Net Income                                                  --           --             --       12,207          --           --
Total comprehensive income                                                                                                  44,219
                                                       ---------    ---------     ----------    ---------  ----------    ---------
Balance at December 31, 2002                           $     290    $ 308,501     $   35,545    $ 160,914  $      (56)   $ 505,194
Common stock issued for compensation                          --        1,061             --           --          --        1,061
Stock options exercised                                        2        2,468             --           --          --        2,470
Change in minority interest                                   --           --            886           --          --          886
Comprehensive income:
  Change in fair value of securities available for
    sale, net of deferred taxes, and reclassification
    adjustments                                               --           --         (2,009)          --          --           --
  Net Income                                                  --           --             --       38,703          --           --
Total comprehensive income                                                                                                  36,694
                                                       ---------    ---------     ----------    ---------  ----------    ---------
Balance at December 31, 2003                           $     292    $ 312,030     $   34,422    $ 199,617  $      (56)   $ 546,305
                                                       =========    =========     ==========    =========  ==========    =========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Year ended December 31
                                                                     2003            2002            2001
                                                                   ---------      ----------       ----------
Revenues:
     Gross premiums written                                        $ 740,110      $  636,156       $  388,983
                                                                   =========      ==========       ==========
     Net premiums written                                          $ 668,909      $  537,123       $  310,291
                                                                   =========      ==========       ==========
     Premiums earned                                               $ 698,347      $  576,414       $  381,510
     Premiums ceded                                                  (74,833)        (99,006)         (68,165)
                                                                   ---------      ----------       ----------
     Net premiums earned                                             623,514         477,408          313,345
     Net investment income                                            73,619          76,918           59,782
     Net realized investment gains (losses)                            5,992          (5,306)           5,441
     Other income                                                      6,515           6,747            3,987
                                                                   ---------      ----------       ----------
Total revenues                                                       709,640         555,767          382,555

Expenses:
     Losses and loss adjustment expenses                             576,043         569,099          344,202
     Reinsurance recoveries                                          (24,667)       (121,070)         (45,644)
                                                                   ---------      ----------       ----------
     Net losses and loss adjustment expenses                         551,376         448,029          298,558
     Underwriting, acquisition and insurance expenses                104,216          91,253           70,437
     Loss on early extinguishment of debt                                305              --               --
     Interest expense                                                  3,409           2,875            2,591
                                                                   ---------      ----------       ----------
Total expenses                                                       659,306         542,157          371,586
                                                                   ---------      ----------       ----------
Income before income taxes, minority interest and
     cumulative effect of accounting change                           50,334          13,610           10,969
Provision for income taxes:
     Current expense (benefit)                                        11,357            (275)         (4,567)
     Deferred expense (benefit)                                           93              87            1,720
                                                                   ---------      ----------       ----------
                                                                      11,450            (188)         (2,847)
Income before minority interest and cumulative
     effect of accounting change                                      38,884          13,798           13,816
Minority interest                                                       (181)         (3,285)         (1,366)
                                                                   ---------      ----------       ----------
Income before cumulative effect of accounting change                  38,703          10,513           12,450
Cumulative effect of accounting change, net of tax                        --           1,694               --
                                                                   ---------      ----------       ----------
Net income                                                         $  38,703      $   12,207       $   12,450
                                                                   =========      ==========       ==========
Earnings per share (basic):
     Income before cumulative effect of accounting change          $    1.34      $     0.40       $     0.51
     Cumulative effect of accounting change, net of tax                   --            0.07               --
                                                                   ---------      ----------       ----------
     Net income                                                    $    1.34      $     0.47       $     0.51
                                                                   =========      ==========       ==========
Earnings per share (diluted):
     Income before cumulative effect of accounting change          $    1.33      $     0.39       $     0.51
     Cumulative effect of accounting change, net of tax                   --            0.07               --
                                                                   ---------      ----------       ----------
     Net income                                                    $    1.33      $     0.46       $     0.51
                                                                   =========      ==========       ==========
Weighted average number of common share outstanding
     Basic                                                            28,956          26,231           24,263
                                                                   =========      ==========       ==========
     Diluted                                                          29,144          26,254           24,267
                                                                   =========      ==========       ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                      Year ended December 31
                                                                                 2003          2002           2001
                                                                             ----------    -----------    -----------
OPERATING ACTIVITIES
Net income                                                                   $   38,703    $    12,207    $    12,450
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                                   3,804          4,337          3,243
   Amortization                                                                  19,708         10,707          8,603
   Increase in cash surrender value of business owned life insurance             (1,706)            --             --
   Net realized capital (gains) losses                                           (5,992)         5,306         (5,441)
   Deferred income taxes                                                             93             87          1,720
   Policy acquisition costs deferred, net of related amortization                  (874)        (7,241)           545
   Other                                                                           (577)          (812)          (655)
   Changes in assets and liabilities, net of the effects from the consolidation with Professionals Group:
       Trading portfolio securities, excluding net holding gains                 (5,540)
       Premiums receivable                                                      (21,227)       (32,963)        18,726
       Receivable from reinsurers                                                17,201        (87,956)        (8,633)
       Prepaid reinsurance premiums                                               3,643         (1,029)        (9,496)
       Other assets                                                              (4,777)         8,275          4,109
       Reserve for losses and loss adjustment expenses                          192,116        180,127         21,148
       Unearned premiums                                                         41,763         59,742          7,471
       Reinsurance premiums payable                                               5,961         13,845         12,236
       Other liabilities                                                            321          9,044         (6,131)
       Minority interest in net income                                              181          3,285          1,366
                                                                             ----------    -----------    -----------
Net cash provided by operating activities                                       282,801        176,961         61,261

INVESTING ACTIVITIES
Purchases of:
   Fixed maturities available for sale                                       (1,082,573)      (897,928)      (656,101)
   Equity securities available for sale                                          (3,019)       (10,932)        (5,797)
   Other investments                                                            (19,110)       (15,000)            --
   Business owned life insurance                                                (50,000)            --             --
Proceeds from sale or maturities of:
   Fixed maturities available for sale                                          612,480        900,641        681,219
   Equity securities available for sale                                          26,296         20,235         25,286
Net decrease (increase) in short-term investments                               143,174       (116,841)       (15,801)
Cash used in consolidation, net of cash acquired of $72,245                          --             --       (124,059)
Other                                                                            (6,905)        (2,785)        (3,666)
                                                                             ----------    -----------    -----------
Net cash (used by) investing activities                                        (379,657)      (122,610)       (98,919)

FINANCING ACTIVITIES
Proceeds from stock issuance                                                         --         46,499             --
Proceeds from long-term debt                                                    104,641             --        110,000
Repayment of debt                                                               (72,500)       (10,000)       (27,500)
Purchases of treasury stock                                                          --             --         (1,337)
Purchase of minority interest                                                   (33,304)          (707)            --
Other                                                                             1,845             --          1,108
                                                                             ----------    -----------    -----------
Net cash provided by financing activities                                           682         35,792         82,271
                                                                             ----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                                (96,174)        90,143         44,613

Cash and cash equivalents at beginning of period                                143,306         53,163          8,550
                                                                             ----------    -----------    -----------

Cash and cash equivalents at end of period                                   $   47,132    $   143,306    $    53,163
                                                                             ==========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net cash paid (received) during the year for income taxes                    $   14,312    $    (8,884)   $       706
                                                                             ==========    ===========    ===========
Net cash paid during the year for interest                                   $    3,136    $     2,714    $     2,442
                                                                             ==========    ===========    ===========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

Segment Information

         ProAssurance operates in the United States of America (U.S.) in two reportable industry segments. As discussed in Note 3, the professional liability segment principally provides professional and general liability insurance for providers of health care services, and to a lesser extent, providers of legal services. The personal lines segment provides private passenger automobile, homeowner, boat, and umbrella insurance products primarily for educational employees and their families exclusively in the state of Michigan.

Investments

Fixed Maturities and Equity Securities Available for Sale

         ProAssurance considers all fixed maturity securities as available-for-sale. Equity securities are considered as either available-for-sale or trading portfolio securities. Available-for-sale securities are carried at fair value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and included, net of related tax effects, in stockholders' equity as "Accumulated other comprehensive income (loss)" until realized.

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

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  ACCOUNTING POLICIES (CONTINUED)

Equity Securities, Trading Portfolio

         ProAssurance has designated certain equity security purchases as trading portfolio securities. A trading portfolio is carried at fair value with the holding gains and losses included in realized investment gains and losses in the current period. Fair values are based on quoted market prices.

Real Estate

         Real estate properties, including certain leasehold improvements, are classified as investment real estate. All balances are reported at cost, less allowances for depreciation. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Rental income and expenses are included in net investment income.

Short-term Investments

         Short-term investments, which have an original maturity of one year or less, are primarily composed of investments in U.S. Treasury obligations and commercial paper. All balances are reported at cost, which approximates fair value.

Other Investments

         Other investments are primarily comprised of equity interests in non-public investment partnerships/limited liability companies. Interests where ProAssurance has virtually no influence over the operating and financial policies of the entity and for which there is no readily determinable fair value are accounted for using the cost method. Interests where ProAssurance has a greater than minor interest in the entity are accounted for using the equity method.

Business Owned Life Insurance (BOLI)

         ProAssurance owns life insurance contracts on certain key management employees. The life insurance contracts are carried at their current cash surrender value. Changes in the cash surrender value are included in income in the current period as investment income. Death proceeds from the contracts are recorded when the proceeds become payable under the policy terms.

Cash and Cash Equivalents

         For purposes of the consolidated balance sheets and statements of cash flow, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.

Realized Gains and Losses

Realized gains and losses on sales of investments are recognized on the specific identification basis.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  ACCOUNTING POLICIES (CONTINUED)

Impairments

         In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ProAssurance evaluates its investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of an available-for-sale security below cost judged to be other than temporary is recognized as a loss in the then current period and reduces the cost basis of the security. In subsequent periods, ProAssurance measures any gain or loss or decline in value against the adjusted cost basis of the security. The following factors are considered in determining whether an investment's decline is other than temporary:

         - the extent to which the market value of the security is less than its cost basis,

         - the length of time for which the market value of the security has been less than its cost basis,

         - the financial condition and near-term prospects of the security's issuer, taking into consideration the economic prospects of the issuer's industry and geographical region, to the extent that information is publicly available, and

         - ProAssurance's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Reinsurance

         ProAssurance enters into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with the policies issued by ProAssurance. In return, ProAssurance agrees to pay a premium to the reinsurer. ProAssurance purchases (cedes) reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth.

         Receivable from reinsurers is the estimated amount of future loss payments that will be recoverable from reinsurers. Reinsurance recoveries are the portion of losses incurred during the period that are estimated to be allocable to reinsurers. Premiums ceded are the estimated premiums that will be due to reinsurers with respect to premiums earned and losses incurred during the period.

         These estimates are based upon management's estimates of ultimate losses and the portion of those losses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses, these estimates may vary significantly from the eventual outcome. Management regularly reviews these estimates and any adjustments necessary are reflected in period in which the estimate is changed. Due to the size of the receivable from reinsurers, even a small adjustment to the estimates could have a material effect on ProAssurance's results of operations for the period in which the change is made.

         Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

         Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (i.e., goodwill). In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized. Goodwill is tested annually for impairment. ProAssurance regularly reviews its goodwill and other intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger an impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

Deferred Policy Acquisition Costs

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned.

Reserve for Losses and Loss Adjustment Expenses ("Reserve for Losses")

         ProAssurance establishes its reserve for loss and loss adjustment expenses ("reserve for losses") based on estimates of the future amounts necessary to pay claims and expenses ("losses") associated with the investigation and settlement of claims. The reserve for losses is determined on the basis of individual claims and payments thereon as well as actuarially determined estimates of future losses based on past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends, judicial trends, legislative changes and settlement patterns.

         ProAssurance believes that the methods it uses to establish the reserve for losses are reasonable and appropriate. Independent actuaries review the reserve for losses of each insurance subsidiary at least semi-annually and prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations and other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates in establishing its reserves. Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed. Due to the size of ProAssurance's reserve for losses, even a small percentage adjustment to the actuarial or other assumptions used to estimate reserves could have a material effect on earnings in the period in which the change is made.

Recognition of Revenues

         Insurance premiums are recognized as revenues pro rata over the terms of the policies.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

         ProAssurance accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"). The following table illustrates the effect on net income and earnings per share as if ProAssurance had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to outstanding options. See Note 13 for additional information regarding outstanding options.

                                                                 YEAR ENDED DECEMBER 31
                                                             2003         2002          2001
                                                         -----------   ----------     ---------
                                                            In Thousands, except per share data
Net income as reported                                   $    38,703   $   12,207     $  12,450

Add:  Stock-based employee compensation expense
recognized under APB 25 related to the exercise of
options, net of tax                                              130            -            --

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                      (697)        (564)           --
                                                         -----------   ----------     ---------
Pro forma net income                                     $    38,136   $   11,643     $  12,450
                                                         ===========   ==========     =========
Earnings per share:
    Basic -- as reported                                 $      1.34   $     0.47     $    0.51
                                                         ===========   ==========     =========
    Basic -- pro forma                                   $      1.32   $     0.44     $    0.51
                                                         ===========   ==========     =========

    Diluted -- as reported                               $      1.33   $     0.46     $    0.51
                                                         ===========   ==========     =========
    Diluted -- pro forma                                 $      1.31   $     0.44     $    0.51
                                                         ===========   ==========     =========

Income Taxes

         ProAssurance files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses for income tax reporting, and the limitation of the unearned premiums deduction for income tax reporting.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.  ACCOUNTING POLICIES (CONTINUED)

Accounting Changes

         In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. FIN 46 defines variable interest entities (VIEs) as those entities or activities that distribute either profits or losses to beneficiaries through established contractual, ownership, or other interests. The interpretation introduced a new consolidation model which determines control (and consolidation) based on primary beneficiary status of a VIE. The primary beneficiary is defined as that interest that receives over half the expected losses, or over half of the expected returns. ProAssurance has adopted FIN 46.

         The adoption of FIN 46 did not have a material impact on ProAssurance's financial statements. ProAssurance holds passive investments in certain limited partnerships/limited liability companies that are considered to be a VIE under FIN 46 guidance. ProAssurance does not believe it is the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46. These investments are included in Other Investments and total $37.1 million at December 31, 2003 and $19.6 million at December 31, 2002.

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

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

2.  CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP

         ProAssurance Corporation began operations on June 27, 2001 in a transaction referred to hereafter as the consolidation ("consolidation").

         The consolidation of Medical Assurance, Inc. ("Medical Assurance") into ProAssurance was in the form of a corporate reorganization and was treated in a manner similar to a pooling of interests. Upon consummation of the consolidation, each outstanding share of Medical Assurance common stock, par value $1.00 per share, was converted into one share of ProAssurance common stock, par value $0.01 per share. Approximately 22.6 million ProAssurance shares were issued to Medical Assurance shareholders.

         The consolidation of Professionals Group, Inc. ("Professionals Group") into ProAssurance was treated as a purchase transaction. Each outstanding share of Professionals Group common stock was converted into the right to receive, at the holder's election, either (a) 0.897 of a share of ProAssurance common stock plus $13.47 in cash, or (b) $27.47 in cash. Aggregate consideration paid to the Professionals Group shareholders consisted of approximately $196 million in cash and 3.2 million shares of ProAssurance common stock, valued at approximately $50 million. The fair value of ProAssurance shares issued was $15.59 per share based on the average Medical Assurance common stock price for a few days prior to June 27, 2001. ProAssurance funded the cash requirements of the consolidation with the proceeds of a $110 million term loan facility and with internal funds generated from dividends paid to ProAssurance by Medical Assurance and Professionals Group at the time of closing. The term loan facility was repaid in full in 2003, see Note 11.

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

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

2.  CONSOLIDATION OF MEDICAL ASSURANCE AND PROFESSIONALS GROUP (CONTINUED)

         ProAssurance was required to incorporate the activity of Professionals Group commencing upon the effective date of the consolidation. The unaudited pro forma information below presents combined results of operations as if the consolidation had occurred on January 1, 2001 after giving effect to certain adjustments, including increased interest expense on debt related to the acquisition and lower investment income due to cash used to fund a portion of the consolidation, and related tax effects. Professionals Group's nonrecurring and transaction related expenses were excluded from the pro forma financial information. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results (in thousands, except per share data).

                                   ProForma Results
                                      Year Ended
                                   December 31, 2001
                                   -----------------
Revenues                            $    533,310
                                    ============
Net loss                            $     (4,992)
                                    ============
Net loss per share:
     Basic and diluted              $      (0.18)
                                    ============

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

3.  SEGMENT INFORMATION

         ProAssurance operates in the U.S. and, prior to the consolidation, operated in only one reportable industry segment, the professional liability insurance segment, that principally provides professional liability insurance and reinsurance for providers of health care services, and to a limited extent providers of legal services. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc. ProAssurance also writes professional liability insurance through Medical Assurance of West Virginia, Inc.

         In June 2001, ProAssurance engaged in an additional segment, which is providing personal property and casualty insurance to individuals (the personal lines segment). MEEMIC Holdings, Inc. (MEEMIC Holdings) is an insurance holding company that provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through its wholly-owned subsidiary, MEEMIC Insurance Company ("MEEMIC"). As discussed in Note 10, ProAssurance increased its ownership percentage of MEEMIC Holdings from 84% to 100% in January 2003.

         The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 1. Identifiable assets of ProAssurance are primarily cash and marketable securities. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are attributable to the reportable operating segments. Other than investment income earned directly by the parent company and interest expense attributable to long-term debt held by the parent company, all revenues and expenses of ProAssurance are attributable to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effect of transactions between segments has been eliminated.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

3.  SEGMENT INFORMATION (CONTINUED)

         The table below provides a reconciliation of segment information to total consolidated information.

                                                              Year ended December 31
                                                        2003            2002          2001
                                                      --------        -------       --------
                                                                   In Millions
Revenues:
     Professional liability lines                     $  526.6        $ 393.3       $  306.8
     Personal lines                                      182.7          162.4           75.3
     Corporate investment income                           0.3            0.1            0.5
                                                      --------        -------       --------
Total revenues                                        $  709.6        $ 555.8       $  382.6
                                                      ========        =======       ========
Income (loss) before cumulative effect
of accounting change:
     Professional liability lines                     $   17.5        $  (6.3)      $    6.8
     Personal lines                                       23.4           18.6            7.1
     Corporate                                            (2.2)          (1.8)          (1.4)
                                                      --------        -------       --------

Total                                                 $   38.7        $  10.5       $   12.5
                                                      ========        =======       ========
Net income (loss):
     Professional liability lines                     $   17.5        $  (4.6)      $    6.8
     Personal lines                                       23.4           18.6            7.1
     Corporate                                            (2.2)          (1.8)          (1.4)
                                                      --------        -------       --------
Net income                                            $   38.7        $  12.2       $   12.5
                                                      ========        =======       ========

                                                             December 31
                                                        2003            2002
                                                      --------        --------
Identifiable assets:
     Professional liability lines                     $2,413.1        $2,184.6
     Personal lines                                      431.3           372.1
     Corporate                                            35.0            30.0
                                                      --------        --------
Total assets                                          $2,879.4        $2,586.7
                                                      ========        ========

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4.  INVESTMENTS

         The amortized cost and estimated fair value of available for sale fixed maturities and equity securities are as follows:

                                                            DECEMBER 31, 2003
                                                           GROSS          GROSS        ESTIMATED
                                         AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                           COST           GAINS         (LOSSES)         VALUE
                                       -----------     -----------    -----------    ------------
                                                              IN THOUSANDS
Fixed Maturities
   U.S. Treasury securities            $   305,564     $     2,471    $     (839)    $   307,196
   State and municipal bonds               377,833          18,053          (211)        395,675
   Corporate bonds                         597,514          26,919        (2,752)        621,681
   Asset-backed securities                 460,048           6,215        (1,107)        465,156
   Other                                     1,069               1            --           1,070
                                       -----------     -----------    ----------     -----------
                                         1,742,028          53,659        (4,909)      1,790,778
Equity securities                           37,923           4,303           (90)         42,136
                                       -----------     -----------    ----------     -----------
                                       $ 1,779,951     $    57,962    $   (4,999)    $ 1,832,914
                                       ===========     ===========    ==========     ===========

                                                            December 31, 2002
                                                           Gross          Gross        Estimated
                                         Amortized      Unrealized     Unrealized        Fair
                                            Cost           Gains        (Losses)         Value
                                       -----------     -----------    -----------    ------------
                                                              In Thousands
Fixed Maturities
   U.S. Treasury securities            $   131,542     $     3,786    $      (12)    $   135,316
   State and municipal bonds               399,899          17,370          (481)        416,788
   Corporate bonds                         396,510          23,986        (1,727)        418,769
   Asset-backed securities                 346,984          10,554           (84)        357,454
   Other                                       570              --            --             570
                                       -----------     -----------    ----------     -----------
                                         1,275,505          55,696        (2,304)      1,328,897
Equity securities                           58,718           3,594        (1,760)         60,552
                                       -----------     -----------    ----------     -----------
                                       $ 1,334,223     $    59,290    $   (4,064)    $ 1,389,449
                                       ===========     ===========    ==========     ===========

         ProAssurance held certain available for sale securities in an unrealized loss position at December 31, 2003, as summarized in the following table. After an evaluation of each security, Management concluded that these securities have not suffered an other than temporary impairment in value. Each fixed maturity security has paid all scheduled contractual payments. Management believes that each issuer has the capacity to meet the remaining contractual obligations of the security, including payment at maturity, and that ProAssurance has the capacity to hold the security until the scheduled maturity date. Management also believes each of the equity securities, given the characteristics of the underlying company, industry, and price volatility of the security, has a reasonable expectation of being valued at or above book value in the near term.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4.  INVESTMENTS (CONTINUED)

                                                TOTAL             LESS THAN 12 MONTHS       MORE THAN 12 MONTHS
                                      ------------------------   ---------------------   ------------------------
                                          FAIR      UNREALIZED     FAIR      UNREALIZED      FAIR      UNREALIZED
                                          VALUE        LOSS        VALUE        LOSS         VALUE        LOSS
                                      ----------   -----------  ---------    ----------    --------   -----------
                                                                      IN THOUSANDS
Fixed Maturities, available for sale
   U.S. Treasury securities            $ 80,945     $  (839)    $ 80,945     $  (839)     $    --      $   --
   State and municipal bonds             19,643        (211)      18,672        (211)         971          --
   Corporate bonds                      123,252      (2,752)     121,478      (2,676)       1,774         (76)
   Asset-backed securities              137,900      (1,107)     136,010      (1,100)       1,890          (7)
                                       --------     -------     --------     -------      -------      ------
                                        361,740      (4,909)     357,105      (4,826)       4,635         (83)
Equity securities available for sale      1,754         (90)          --          --        1,754         (90
                                       --------     -------     --------     -------      -------      ------)
Available for sale securities
  held with unrealized losses          $363,494     $(4,999)    $357,105     $(4,826)     $ 6,389      $ (173)
                                       ========     =======     ========     =======      =======      ======

         The amortized cost and estimated fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                                                                   ESTIMATED
                                                   AMORTIZED         FAIR
                                                      COST           VALUE
                                                  -----------    -----------
                                                          IN THOUSANDS
Due in one year or less                           $    84,930    $    85,686
Due after one year through five years                 606,771        622,276
Due after five years through ten years                449,200        470,773
Due after ten years                                   141,079        146,887
Asset-backed securities                               460,048        465,156
                                                  -----------    -----------
                                                  $ 1,742,028    $ 1,790,778
                                                  ===========    ===========

         Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 2003.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4.  INVESTMENTS (CONTINUED)

         At December 31, 2003 ProAssurance had available-for-sale securities with a carrying value of $11.4 million on deposit with various state insurance departments to meet regulatory requirements.

Business Owned Life Insurance

         During 2003 ProAssurance purchased BOLI policies on certain executive employees at a cost of approximately $50 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies; however $50,000 of each death benefit is payable to beneficiaries designated by the insured employee.

Real Estate

         Real estate consists of land held for investment and income producing properties. Accumulated depreciation was approximately $8.7 million and $7.9 million at December 31, 2003 and 2002, respectively.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

4.  INVESTMENTS (CONTINUED)

Net Investment Income / Net Realized Investment Gains (Losses)

         Investment income by investment category is as follows:

                                                         Year ended December 31
                                                    2003         2002           2001
                                                 ----------   ---------     ----------
                                                              In Thousands
Fixed maturities                                 $   68,381   $  73,008     $   52,419
Equities                                              2,510       3,435          3,062
Real estate                                           1,120       1,428          1,496
Short-term investments                                2,637       2,922          4,786
Other invested assets                                 1,664          --             --
Business owned life insurance                         1,706          --             --
Other                                                    --         174          1,237
                                                 ----------   ---------     ----------
                                                     78,018      80,967         63,000
Investment expenses                                  (4,399)     (4,049)        (3,218)
                                                 ----------   ---------     ----------
Net investment income                            $   73,619   $  76,918     $   59,782
                                                 ==========   =========     ==========

         Gross investment gains and losses are primarily from sales of investment securities. Net realized investment gains (losses) are as follows:

                                                         Year ended December 31
                                                    2003          2002          2001
                                                 ----------   ---------     ----------
                                                              In Thousands
Gross gains                                      $    9,388   $  26,040     $    8,619
Gross losses                                         (3,397)    (10,042)        (2,769)
Other than temporary impairments                       (322)    (21,304)          (409)
Trading portfolio gains                                 323          --             --
                                                 ----------   ---------     ----------
Net realized investment gains (losses)           $    5,992   $  (5,306)    $    5,441
                                                 ==========   =========     ==========

         Realized gains and losses from available-for-sale securities were reclassified, net of related taxes, from "Accumulated other comprehensive income
(loss)" included in stockholders' equity to "Net realized investment gains (losses)" in the Consolidated Statements of Income, as shown below:

                                                  Year ended December 31
                                            2003           2002            2001
                                           -------       --------        -------
                                                       In Thousands
Net realized investment gains (losses)     $ 5,992        $(5,306)       $ 5,441
Related tax expense (benefit)                2,097         (1,857)         1,904
                                           -------       --------        -------
Reclassified gains (losses)                $ 3,895        $(3,449)       $ 3,537
                                           =======       ========        =======

         Proceeds from sales (excluding maturities and paydowns) of available-for-sale securities were $358.5 million, $646.4 million and $565.3 million during 2003, 2002, and 2001, respectively.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

5.  REINSURANCE

         ProAssurance has various quota share, excess of loss assumption, and cession reinsurance agreements. Historically, professional lines per claim retention levels have varied between the first $200,000 and the first $2 million depending on the coverage year and the state in which business was written. ProAssurance insures some large professional liability risks that are above the limits of its basic reinsurance treaties. These risks are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. Personal lines retention levels historically have been $250,000 per loss. Individual property risks are covered up to $1 million per risk and casualty risks are covered on an excess of loss basis up to $3 million per occurrence.

         The effect of reinsurance on premiums written and earned is as follows:

                                 2003 PREMIUMS                2002 Premiums               2001 Premiums
                            WRITTEN        EARNED        Written        Earned       Written       Earned
                         -----------   -----------    -----------   ------------   -----------   -----------
                                                              In Thousands
Direct                   $   737,602   $   695,839    $   634,142   $   573,423    $   368,804   $   358,183
Assumed                        2,508         2,508          2,014         2,991         20,179        23,327
Ceded                        (71,201)      (74,833)       (99,033)      (99,006)       (78,692)      (68,165)
                         -----------   -----------    -----------   -----------    -----------   -----------
Net Premiums             $   668,909   $   623,514    $   537,123   $   477,408    $   310,291   $   313,345
                         ===========   ===========    ===========   ===========    ===========   ===========

         Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

         At December 31, 2003, all reinsurance recoverables are considered collectible. As required by the various state insurance laws, reinsurance recoverables totaling approximately $15.8 million are collateralized by letters of credit or funds withheld.

         At December 31, 2003 amounts due from individual reinsurers that exceed 5% of stockholders' equity are as follows:

                                                     Amount Due
Reinsurer                                          From Reinsurer
----------------------------------------           --------------
                                                     In Millions
Michigan Catastrophic Claims Association                $  86.5
Hannover RuckvericherungsAG                             $  53.8
General Reinsurance Corp                                $  43.7
PMA Capital Insurance Company                           $  28.9

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

6.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance's deferred tax liabilities and assets are as follows:

                                                        December 31
                                                   2003           2002
                                                -----------    -----------
                                                         In Thousands
Deferred tax assets
       Unpaid loss discount                          64,843         60,737
       Unearned premium adjustment                   20,186         17,266
       Net operating losses                              --          3,526
       Alternative Minimum Tax Credits                8,440          7,894
       Tax basis in intangibles                       9,588         10,337
       Other                                          3,697          9,055
                                                -----------    -----------
Total deferred tax assets                           106,754        108,815
                                                -----------    -----------
Deferred  tax liabilities
       Deferred acquisition costs               $     8,261    $     7,727
       Unrealized gains on investments, net          18,537         19,612
       Other                                          6,838          8,385
                                                -----------    -----------
Total deferred tax liabilities                       33,636         35,724
                                                -----------    -----------
Net deferred tax assets                         $    73,118    $    73,091
                                                ===========    ===========

         In the opinion of management, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

6.  INCOME TAXES (CONTINUED)

         A reconciliation of "expected" income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

                                                         Year ended December 31
                                                   2003          2002            2001
                                                -----------   -----------    -----------
                                                                In Thousands
Computed "expected" tax expense                 $    17,617   $    4,764     $    3,839
Tax-exempt income                                    (5,307)      (5,757)        (6,544)
Other                                                  (860)         805           (142)
                                                -----------   ----------     ----------
Actual tax (credit)                             $    11,450   $     (188)        (2,847)
                                                ===========   ==========     ==========

         ProAssurance, after adjustment for its tax liability for the year ended December 31, 2003, has available approximately $8.4 million in Alternative Minimum Tax (AMT) credit carryforwards that can be applied against any future regular tax payable. The AMT credit carryforwards have no expiration date.

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

         Amortization of deferred acquisition costs amounted to approximately $54.9 million, $41.8 million, and $37.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $23.6 million and $22.7 million at December 31, 2003 and 2002, respectively.

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         ProAssurance establishes its reserve for losses based on estimates of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses for reported claims and are established by ProAssurance's claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to ProAssurance as well as anticipated changes to losses on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported and incurred but not reported claims, including amounts already paid.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

8.  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

         The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance's reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.

         ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance obtains an independent actuarial review of the reserve for losses of each insurance subsidiary. The independent actuaries prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary's certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).

         Activity in the reserve for losses and loss adjustment expenses is summarized as follows (in thousands):


                                                                     Year ended December 31
                                                            2003           2002            2001
                                                         ------------   ------------   ------------
                                                                        In Thousands
Balance, beginning of year                               $  1,622,468   $  1,442,341   $    659,659
Less reinsurance recoverables                                 462,012        374,056        166,202
                                                         ------------   ------------   ------------
Net balance, beginning of year                              1,160,456      1,068,285        493,457

Net reserves acquired from Professionals Group                     --             --        557,284

Net losses:
   Current year                                               562,256        439,600        303,387
   Unfavorable (favorable) development of reserves
     established in prior years                               (10,880)         8,429         13,818
   Decrease in death, disability and retirement reserve            --             --        (18,647)
                                                         ------------   ------------   ------------
      Total                                                   551,376        448,029        298,558

Paid related to:
   Current year                                               (94,824)       (84,376)      (137,121)
   Prior year                                                (247,235)      (271,482)      (143,893)
                                                         ------------   ------------   ------------
      Total paid                                             (342,059)      (355,858)      (281,014)
                                                         ------------   ------------   ------------
Net balance, end of year                                    1,369,773      1,160,456      1,068,285
Plus reinsurance recoverables                                 444,811        462,012        374,056
                                                         ------------   ------------   ------------
Balance, end of year                                     $  1,814,584   $  1,622,468   $  1,442,341
                                                         ============   ============   ============

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

8.  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

         ProAssurance recognized changes to (development of) reserves established in prior years in each of the three years presented. In 2003, ProAssurance recognized $10.9 million of favorable development, substantially all of which related to the personal lines segment. In 2002, ProAssurance recognized unfavorable development of $18.1 related to its professional liability segment which was partially offset by favorable development of approximately $9.7 million related to ProAssurance's personal lines segment. In 2001, ProAssurance recognized unfavorable development of $13.8 million related to its professional liability segment. These adjustments to the reserve for losses are included in earnings in the period in which the estimates are changed.

         As discussed above, estimating reserves requires many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more definite estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The development recognized in 2003, 2002 and 2001 increased (decreased) the net loss reserve at end or the prior year by 0.9%, (0.9)%, and 2.8% , respectively, and reflect adjustments to prior estimates. The favorable personal lines development primarily resulted from loss costs for liability coverages that were lower than previously estimated. The unfavorable professional lines development recognized in 2002 and 2001 was recognized in response to actuarial reviews that indicated loss costs for prior years would be higher than the prior estimates of those loss costs.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

9.  COMMITMENTS AND CONTINGENCIES

         ProAssurance is involved in various legal actions arising primarily from claims related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance's financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance's results of operations for the period in which any such action is resolved.

       ProAssurance is involved in a number of operating leases primarily for office space, office equipment, and communication lines. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003.

                Operating Leases
--------------------------------------------
                  In Thousands
2004                                $  3,655
2005                                   3,171
2006                                   1,727
2007                                     504
2008                                     376
Thereafter                                54
                                    --------
Total minimum lease payments        $  9,487
                                    --------

         ProAssurance had rent expense of $4.3 million in the years ended December 31, 2003 and 2002 and $2.8 million in the year ended December 31, 2001.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

10. MINORITY INTEREST

         On January 29, 2003 ProAssurance's indirect subsidiary, MEEMIC Holdings, Inc. (MEEMIC Holdings) repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational Insurance Company. MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire 1,062,298 shares of its common stock, to pay for outstanding options representing 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings is now a wholly-owned indirect subsidiary of ProAssurance. ProAssurance recognized goodwill of $7.6 million related to the transaction. Income for the year ended December 31, 2003 was reduced by the income attributable (16%) to the MEEMIC Holdings minority interest for the period from January 1, 2003 to January 29, 2003. MEEMIC Holdings is the 100% owner of MEEMIC Insurance Company.

11. LONG-TERM DEBT

         In early July 2003, ProAssurance issued $107.6 million of 3.9% Convertible Debentures ("Debentures") in a Private Offering transaction, net of an initial purchaser's discount of $3.0 million. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million. The term loan was part of a credit facility provided under the terms of a credit agreement that also provided for a line of credit in the amount of $40 million. ProAssurance did not borrow any funds under the revolving line of credit and did not renew the line when it expired in May 2003.

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

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

11.  LONG-TERM DEBT (CONTINUED)

         Conversion Rights. At December 31, 2003 the debentures are not eligible for conversion; however, holders may convert the Debentures at any time prior to stated maturity from and after the date of the following events:

                  - if the sale price of ProAssurance's common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day,

                  - if ProAssurance calls the Debentures for redemption, or

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

         Change of Control. Upon a change of control of ProAssurance, holders may require ProAssurance, subject to conditions, to repurchase all or a portion of the Debentures. Depending upon the date at which the change of control occurs, ProAssurance will pay a purchase price equal to a varying percentage of the applicable principal amount of such Debentures plus accrued and unpaid interest, including contingent interest and additional

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

11. LONG-TERM DEBT (CONTINUED)

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

         Registration Rights. On December 15, 2003 ProAssurance filed a shelf registration statement with the SEC with respect to the resale of the Debentures and the shares of common stock issuable upon conversion of the Debentures pursuant to a registration rights agreement. ProAssurance has agreed to keep the shelf registration statement effective until the earliest of:

                  - two years after the last date of original issuance of any of the Debentures,

                  - the date when the holders of the Debentures and common stock issuable upon conversion of the Debentures are able to sell all such securities immediately pursuant to Rule 144 under the Securities Act,

                  - the date when all of the Debentures and common stock issuable upon conversion of the Debentures are registered upon the shelf registration statement and sold in accordance with it, or

                  - the date when all of the Debentures and common stock issuable upon conversion of the Debentures have ceased to be outstanding.

The Debentures do not require ProAssurance to maintain minimum financial covenants.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

12. STOCKHOLDERS' EQUITY

         At December 31, 2003 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At December 31, 2003, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

         At December 31, 2003 approximately 1.7 million of ProAssurance's authorized shares of common stock are reserved by the Board of Directors of ProAssurance for the award or issuance of shares under the ProAssurance Incentive Compensation Stock Plan and the Professionals Group, Inc.'s 1996 Long-term Stock Incentive Plan, as discussed in Note 13.

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

13. STOCK OPTIONS

         ProAssurance has an Incentive Compensation Stock Plan (the "ProAssurance Plan") available to provide performance-based compensation to employees of ProAssurance and its subsidiaries. All terms and conditions of any grants under the ProAssurance Plan are at the discretion of the compensation committee. At December 31, 2003 there were approximately 923,000 options outstanding under the ProAssurance Plan. All options have been granted at a price equal to the market price of the stock on the date of grant. The stock options that were granted in 2003 and 2002 expire after ten years and vest at a rate of 20% each year, beginning six months after the grant date. The remaining options expire in ten years and were fully vested at the grant date.

         Additionally, as a part of the consolidation with Professionals Group, ProAssurance assumed all options outstanding under Professionals Group, Inc.'s 1996 Long-term Stock Incentive Plan (the "Professionals Plan"). At December 31, 2003 there were approximately 71,000 options outstanding under the Professionals Plan. The options assumed were fully vested. No additional options are expected to be issued related to the Professionals Plan.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

13. STOCK OPTIONS (CONTINUED)

         Information regarding ProAssurance outstanding options under both plans for the years ending December 31, 2003, 2002, and 2001 follows:

                                                 WEIGHTED               Weighted              Weighted
                                                 AVERAGE                Average               Average
                                                 EXERCISE               Exercise              Exercise
                                      SHARES      PRICE      Shares      Price      Shares     Price
                                     --------------------   --------------------   -------------------
                                             2003                 2002                     2001
                                     --------------------   --------------------   -------------------
Outstanding at beginning of year     1,103,037   $  19.46     719,313   $  20.82    398,625   $  24.28
Granted                                303,000   $  22.00     415,000   $  16.80         --         --
Options assumed                             --         --          --         --    458,680      16.74
Exercised                             (348,815)  $  18.23     (31,276)  $  15.54   (137,992)  $  17.23
Forfeited                              (63,646)  $  18.72          --         --         --         --
                                     ---------              ---------              --------
Outstanding at end of year             993,576   $  20.72   1,103,037   $  19.46    719,313   $  20.82
                                     =========              =========              ========
Options exercisable at end of year     552,176   $  21.75     771,037   $  20.60    719,313   $  20.82
                                     =========              =========              ========

         Outstanding ProAssurance options as of December 31, 2003 consisted of the following:

                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                  --------------------------------------   ------------------------
                              WEIGHTED
                              AVERAGE
                             REMAINING       WEIGHTED                   WEIGHTED
    RANGE OF                CONTRACTUAL      AVERAGE                    AVERAGE
EXERCISE PRICES   NUMBERS      LIFE       EXERCISE PRICE   NUMBER    EXERCISE PRICE
--------------------------------------------------------   ------------------------
$9.57-$14.27       26,256    6.7 YEARS    $        12.95    26,256   $        12.95
$16.80-$18.66     361,716    7.6 YEARS    $        16.89   142,716   $        17.04
$21.01-$26.03     605,604    6.5 YEARS    $        23.33   383,204   $        24.11
                  --------------------------------------   ------------------------
      ALL         993,576    6.9 YEARS    $        20.72   552,176   $        21.75
                  ======================================   ========================

         The weighted average fair value of options granted during 2003 and 2002 was $8.46 and $6.97, respectively. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                    2003    2002
                                   -----    ----
Risk-free interest rate              3.1%    4.6%
Expected volatility                 0.34    0.34
Dividend yield                         0%      0%
Expected average term (in years)       6       6

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

14. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

         In accordance with SFAS Nos. 141 and 142, in 2002 ProAssurance discontinued amortizing its recorded goodwill and deferred credits and recognized the unamortized balance of deferred credits of $1.7 million that existed at December 31, 2001 related to business combinations completed prior to July 1, 2001. The write-off has been recognized as the cumulative effect of a change in accounting principle. There is no tax effect related to the write-off because the deferred credits were not amortizable for tax purposes.

         The table below presents comparative income for the years ended December 31, 2003, 2002 and 2001, reflecting the pro forma effects of SFAS Nos. 141 and 142 on 2001 data:

                                                                           Year ended December 31
                                                                     2003          2002         2001
                                                                 --------------------------------------
                                                                               In Thousands
Reported income before cumulative effect of accounting change    $    38,703   $    10,513  $    12,450
Amortization of deferred credits, net of goodwill amortization            --            --          154
                                                                 --------------------------------------
Adjusted income before cumulative effect of accounting change    $    38,703   $    10,513  $    12,604
                                                                 ======================================

         Adoption of SFAS Nos. 141 and 142 did not have a significant per share effect.

         At December 31, 2003 goodwill and intangible assets from business combinations, net of accumulated amortization, are approximately $29.2 million. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

15. PENSION PLANS

         ProAssurance and its subsidiaries currently maintain several defined contribution employee benefit plans that are intended to provide additional income to eligible employees upon retirement. ProAssurance's contributions to these plans are primarily based on various percentages of compensation, and in some instances are based upon the amount of the employees' contributions to the plans. ProAssurance's expense under all benefit plans was $3.1 million, during each of the years ending December 31, 2003 and 2002 and $2.3 million during the year ended December 31, 2001.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

16. EARNINGS PER SHARE

         The following represents a reconciliation from the basic to the diluted numerator and denominator used in calculating the diluted earnings per share:

                                                                           Year ended December 31
                                                                       2003         2002          2001
                                                                   --------------------------------------
                                                                    In thousands, except per share data
Basic earnings per share calculation:

    Numerator:
    Income before cumulative effect of accounting change           $    38,703   $   10,513   $    12,450
    Cumulative effect of accounting change                                  --        1,694            --
                                                                   --------------------------------------
    Net income                                                     $    38,703   $   12,207   $    12,450
                                                                   ======================================

    Denominator:
    Weighted average number of common shares outstanding                28,956       26,231        24,263
                                                                   ======================================

    Basic earnings per share:
    Income before cumulative effect of accounting change           $      1.34   $     0.40   $      0.51
    Cumulative effect of accounting change                                  --         0.07            --
                                                                   --------------------------------------
    Net income                                                     $      1.34   $     0.47   $      0.51
                                                                   ======================================

Diluted earnings per share calculation:

    Numerator:
    Income before cumulative effect of accounting change           $    38,703   $   10,513   $    12,450
    Effect of MEEMIC Holdings stock options held by
      minority stockholders                                                 --         (210)         (82)
    Income before cumulative effect of accounting change --
      diluted computation                                               38,703       10,303        12,368
    Cumulative effect of accounting change                                  --        1,694            --
                                                                   --------------------------------------
    Net income--diluted computation                                $    38,703   $   11,997   $    12,368
                                                                   ======================================

    Denominator:
    Weighted average number of common shares outstanding                28,956       26,231        24,263
    Assumed conversion of dilutive stock options and awards                188           23             4
                                                                   --------------------------------------
    Diluted weighted average number of common shares outstanding        29,144       26,254        24,267
                                                                   ======================================

    Diluted earnings per share:
    Income before cumulative effect of accounting change           $      1.33   $     0.39   $      0.51
    Cumulative effective of accounting change                               --         0.07            --
                                                                   --------------------------------------
    Net income                                                     $      1.33   $     0.46   $      0.51
                                                                   ======================================

         In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed conversion of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Typically, options are not dilutive when the strike price of the option is very close to or below the average share price during the quarter. During years ended December 31, 2003, 2002 and 2001 certain of ProAssurance's outstanding options were not considered to be dilutive, primarily because the strike price of the options was below the average ProAssurance share price during the quarter. The number of options not considered to be dilutive during the years ended December 31, 2003, 2002, and 2001 averaged 83,500, 638,000 and 535,600, respectively.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

17. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

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

         The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2003, statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Statutory surplus and net income (loss) for each of ProAssurance's insurance subsidiaries for the years ended December 31, 2003 and 2002 are as follows:

                                                                        STATUTORY
                                               STATUTORY SURPLUS    NET INCOME (LOSS)
                                                     AS OF         FOR THE YEAR ENDED
                                               DECEMBER 31, 2003    DECEMBER 31, 2003
                                               --------------------------------------
                                                            In Thousands
The Medical Assurance Company, Inc.            $         238,740   $           11,719
ProNational Insurance Company                            187,937               (8,971)
Red Mountain Casualty Insurance Company Inc.              16,785                  963
Medical Assurance of West Virginia, Inc                   10,202                  (42)
MEEMIC Insurance Company                                 116,780               17,677

                                                                        Statutory
                                               Statutory Surplus    Net Income (Loss)
                                                     as of         for the year ended
                                               December 31, 2002    December 31, 2002
                                               --------------------------------------
                                                            In Thousands
The Medical Assurance Company, Inc.            $         193,335   $          (19,096)
ProNational Insurance Company                            196,955                9,915
Red Mountain Casualty Insurance Company Inc.              15,829                  767
Medical Assurance of West Virginia, Inc.                   9,998                  563
MEEMIC Insurance Company                                  95,514               15,870

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

17. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS (CONTINUED)

         Consolidated retained earnings are comprised primarily of subsidiaries' retained earnings. ProAssurance's insurance subsidiaries are permitted to pay dividends of approximately $62 million during the next year without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts) for 2003 and 2002:

                                                                   2003
                                          ------------------------------------------------------
                                              1ST            2ND          3RD           4TH
                                          ------------------------------------------------------
Net premiums earned                       $   138,196   $   147,684   $   165,430   $    172,204
Net losses and loss adjustment expenses       125,048       131,300       145,783        149,245
Net income                                      6,349         8,792         9,735         13,827
Basic earnings per share                         0.22          0.30          0.34           0.48
Diluted earnings per share                       0.22          0.30          0.33           0.47

                                                                  2002
                                          ------------------------------------------------------
                                              1st            2nd          3rd            4th
                                          ------------------------------------------------------
Net premiums earned                       $   110,489   $   113,594   $   121,947   $    131,378
Net losses and loss adjustment expenses       107,199       107,064       115,868        117,898
Income (loss) before cumulative effect          1,978         1,084        (4,524)        11,975
Net income (loss)                               3,672         1,084        (4,524)        11,975
Basic earnings per share:
   Income before cumulative effect               0.08          0.04         (0.18)          0.44
   Net income                                    0.14          0.04         (0.18)          0.44
Diluted earnings per share:
   Income before cumulative effect               0.08          0.04         (0.18)          0.43
   Net Income                                    0.14          0.04         (0.18)          0.43

         The sum of the above amounts may vary from the annual amounts because of rounding.

                    ProAssurance Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003

19. SUBSEQUENT EVENTS

         On February 9, 2004 ProAssurance filed a universal shelf registration statement with the Securities and Exchange Commission, allowing up to $250 million in common stock, preferred stock or debt securities. ProAssurance may sell any class of the registered securities or combinations thereof in one or more separate offerings at a total price up to the amount registered with the amount, price and terms of the securities sold in each offering to be determined at the time of sale. ProAssurance has no present commitments to sell securities under the shelf registration.

                    ProAssurance Corporation and Subsidiaries
    Schedule I -- Summary of Investments -- Other Than Investments in Related
                                     Parties
                                December 31, 2003

                                         COST                              AMOUNT
                                          OR                              AT WHICH
                                       AMORTIZED           FAIR         SHOWN IN THE
       TYPE OF INVESTMENT                COST              VALUE       BALANCE SHEET
--------------------------------     --------------    ------------    -------------
                                                       In Thousands
Fixed Maturities:
    U.S. Treasury securities         $      305,564    $    307,196    $     307,196
    State and municipal bonds               377,833         395,675          395,675
    Corporate bonds                         597,514         621,681          621,681
    Asset-backed securities                 460,048         465,156          465,156
    Certificates of deposit                   1,069           1,070            1,070
                                     --------------    ------------    -------------

      Total fixed maturities              1,742,028    $  1,790,778        1,790,778
                                                       ============

Equity securities:
    Available for sale                       37,923          42,136           42,136
    Trading                                   5,863           5,863            5,863
                                     --------------    ------------    -------------
      Total equity securities        $       43,786    $     47,999    $      47,999
                                                       ============

Real Estate, net                             17,262                           17,262
Short-term investments                      109,680                          109,680
Other invested assets                        38,247                           38,247
Business owned life insurance                51,706                           51,706
                                     --------------                    -------------

      Total investments              $    2,002,709                    $   2,055,672
                                     ==============                    =============

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   ProAssurance Corporation -- Registrant Only
                             Condensed Balance Sheet

                                                              December 31
                                                         ----------------------
                                                            2003        2002
                                                         ---------    ---------
                                                              In Thousands
ASSETS
Investment in subsidiaries, at equity                    $ 610,297    $ 532,119
Fixed maturities available for sale, at fair value           5,501           --
Equity securities, trading portfolio, at fair value          5,226           --
Short-term investments                                      23,440           --
Cash and cash equivalents                                      878       30,013
Other assets                                                30,215       19,467
                                                         ---------    ---------
                                                         $ 675,557    $ 581,599
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to subsidiaries                                  $  23,868    $   3,506
Other liabilities                                              595          399
Long-term debt                                             104,789       72,500
                                                         ---------    ---------

                                                           129,252       76,405
Stockholders' Equity:
     Common stock                                              292          290
     Other stockholders' equity, including unrealized
        gains (losses) on securities of subsidiaries       546,013      504,904
                                                         ---------    ---------

Total stockholders' equity                                 546,305      505,194
                                                         ---------    ---------

                                                         $ 675,557    $ 581,599
                                                         =========    =========

                   ProAssurance Corporation -- Registrant Only
                         Condensed Statements of Income

                                                         Year ended December 31
                                                         ----------------------
                                                           2003          2002
                                                         ---------    ---------
                                                             In Thousands
Revenues:
Investment income                                        $     267    $      57
Other Income                                                   308           --
                                                         ---------    ---------

                                                               575           57

Expenses:
Loss on early extinguishment of debt                           305           --
Interest expense                                             3,409        2,875
Other expenses                                               1,703        1,441
                                                         ---------    ---------

                                                             5,416        4,316
                                                         ---------    ---------

Loss before income tax (benefit) and equity in
    net income of subsidiaries                              (4,841)      (4,259)
Income tax (benefit)                                          (967)      (1,491)
                                                         ---------    ---------
Loss before equity in net income of subsidiaries            (3,874)      (2,768)
Equity in net income of subsidiaries                        42,577       14,975
                                                         ---------    ---------

Net income                                               $  38,703    $  12,207
                                                         =========    =========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
     SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED

                   ProAssurance Corporation -- Registrant Only
                        Condensed Statements of Cash Flow

                                                               Year ended December 31
                                                               ----------------------
                                                                 2003         2002
                                                               ---------    ---------
                                                                    In Thousands
Cash used by operating activities                              $  (9,733)   $  (6,533)

Investing activities
    Purchases of fixed maturities                               (134,661)          --
    Proceeds from sale or maturities of fixed maturities         129,160           --
    Net purchases of short-term investments                      (23,440)          --
    Contribution of capital to subsidiaries                      (25,483)          --
                                                               ---------    ---------

                                                                 (54,424)          --
                                                               ---------    ---------
Financing activities
    Proceeds from long-term debt                                 104,641           --
    Repayment of debt                                            (72,500)     (10,000)
    Proceeds from stock offering                                      --       46,499
    Other                                                          2,881           --
                                                               ---------    ---------

                                                                  35,022       36,499
                                                               ---------    ---------

    Increase (decrease) in cash and cash equivalents             (29,135)      29,966
    Cash and cash equivalents, beginning of period                30,013           47
                                                               ---------    ---------

    Cash and cash equivalents, end of period                   $     878    $  30,013
                                                               =========    =========

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1. Basis of Presentation

ProAssurance Corporation (PRA Holding) was formed for the purpose of consolidating Medical Assurance, Inc. (Medical Assurance) and Professionals Group, Inc. (Professionals Group); the consolidation date was June 27, 2001. The consolidation of PRA Holding and Medical Assurance was in the form of a corporate reorganization and was accounted for in a manner similar to a pooling of interests. The consolidation with Professionals Group was accounted for as a purchase transaction.

PRA Holding's initial investment in Medical Assurance is valued at the net book value of Medical Assurance on the consolidation date. PRA Holding's initial investment in Professionals Group is valued at the fair value of the net assets acquired as of the consolidation date. At December 31, 2003 and 2002 PRA Holding's investment in subsidiaries is stated at the initial values described plus equity in the undistributed earnings of subsidiaries since the date of acquisition less dividends received from the subsidiaries. The registrant-only financial statements should be read in conjunction with ProAssurance's consolidated financial statements.

2. Other Assets

Other assets includes goodwill of $18.2 million related to PRA Holding's acquisition of Professional's Group and goodwill of $7.6 million related to the 2003 acquisition of the minority interest of MEEMIC Holdings, Inc., a subsidiary of Professionals Group.

3. Long-term Debt

PRA Holding issued $107.6 million of 3.9% Convertible Debentures ("Debentures") in a Private Offering transaction, net of an initial purchasers discount of $3.0 million, in July 2003. The Debentures are due June 30, 2023 but may be repaid or called prior to that date. See note 11 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries included herein for a detailed description of the terms of the Debentures. PRA Holding used the net proceeds of the Debentures to pay off its existing term loan having an outstanding principal balance of $67.5 million.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
     SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT (CONTINUED)

4. Related Party Transactions

PRA Holding received no cash dividends during 2003 or 2002. In 2003, PRA Holding contributed capital of approximately $45 million to subsidiaries of its professional liability segment.

All of PRA Holding's treasury shares are owned by its subsidiaries. In the registrant-only financial statements, stockholders' equity has been reduced by the cost of these treasury shares and PRA Holding's investment in subsidiaries has been reduced by the cost of the treasury shares owned by the subsidiaries.

5. Income Taxes

Under terms of PRA Holding's tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                           2003          2002          2001
                                                        ----------    ----------    ----------
                                                                     In Thousands
Deferred policy acquisition costs                       $   23,603    $   22,729    $   15,489
Reserve for losses and loss adjustment expenses          1,814,584     1,622,468     1,442,341
Unearned premiums                                          290,134       248,371       188,630
Net premiums earned                                        623,514       477,408       313,345
Premiums assumed from other companies                        2,508         2,991        23,327
Net investment income                                       73,619        76,918        59,782
Net losses and loss adjustment expenses                    551,376       448,029       298,558
Underwriting, acquisition and insurance expenses:
   Amortization of deferred policy acquisition costs        54,863        41,800        37,792
   Other underwriting, acquisition and
     insurance expenses                                     49,353        49,453        32,645
Net premiums written                                       668,909       537,123       310,291

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV --REINSURANCE
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                          2003           2002           2001
                                       ----------     ----------     ----------
                                                     In Thousands
PROPERTY AND CASUALTY
Premiums earned                        $  695,839     $  573,091     $  357,394
Premiums ceded                            (74,833)       (98,918)       (67,650)
Premiums assumed                            2,495          2,516          7,129
                                       ----------     ----------     ----------
     Net premiums earned               $  623,501     $  476,689     $  296,873
                                       ==========     ==========     ==========
Percentage of amount assumed to net          0.40%          0.53%          2.40%
                                       ==========     ==========     ==========

ACCIDENT AND HEALTH
Premiums earned                                --            332            789
Premiums ceded                                 --            (88)          (515)
Premiums assumed                               13            475         16,198
                                       ----------     ----------     ----------

     Net premiums earned               $       13     $      719         16,472
                                       ==========     ==========     ==========

Percentage of amount assumed to net           100%         66.06%         98.34%
                                       ==========     ==========     ==========

Total net premiums earned              $  623,514     $  477,408     $  313,345
                                       ==========     ==========     ==========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
    SCHEDULE VI -- SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                     2003             2002             2001
                                                                  -----------      -----------      -----------
                                                                                In Thousands
Deferred policy acquisition costs .................               $    23,603      $    22,729      $    15,489
Reserve for losses and loss adjustment expenses ...                 1,814,584        1,622,468        1,442,341
Unearned premiums .................................                   290,134          248,371          188,630
Net premiums earned ...............................                   623,514          477,408          313,345
Net investment income .............................                    73,619           76,918           59,782
Losses and loss adjustment expenses incurred
   related to current year, net of reinsurance ....                   562,256          439,600          284,740
Losses and loss adjustment expenses incurred
   related to prior year, net of reinsurance ......                   (10,880)           8,429           13,818
Amortization of deferred policy acquisition costs .                    54,863           41,800           37,792
Paid losses and loss adjustment expenses related to
   current year losses, net of reinsurance ........                   (94,824)         (84,376)        (137,121)
Paid losses and loss adjustment expenses related to
   prior year losses, net of reinsurance ..........                  (247,235)        (271,482)        (143,893)

                                  EXHIBIT INDEX

Exhibit
 Number                         Description

2.1 Agreement to Consolidate by and between Medical Assurance, Inc. and Professionals Group, Inc. dated June 22, 2000 as amended as of November 1, 2000. (1)

2.2 Agreement and Plan of Merger dated as of July 9, 2002 among ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings (2)

2.3 Amendment No. 1 to Agreement and Plan of Merger dated as of July 9, 2002 among ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings, Inc. made on September 18, 2002 (3)

3.1(a)   Certificate of Incorporation of ProAssurance (1)

3.1(b)   Certificate of Amendment of ProAssurance (4)

3.2      Bylaws of ProAssurance (1)

4.1 Purchase Agreement, dated July 1, 2003, between Registrant and the representatives of the initial purchasers of the Debentures (without exhibits) (5)

4.2 Indenture dated July 7, 2003, between and among Registrant and the initial purchasers of the Debentures (6)

4.3 Registration Rights Agreement, dated July 7, 2003, between and among Registrant and the initial purchasers of the Debentures (6)

10.1(a) Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (4)

10.1(b) Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (7)

10.1(c) Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (8)

10.2 Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (9)

10.3     MEEMIC Holdings Stock Compensation Plan (10)

10.4     MEEMIC Incentive Plan Trust (4)

10.5(a) Release and Severance Agreement between Victor T. Adamo and ProAssurance (11)

10.5(b) Amendment to Release and Severance Compensation Agreement of Victor T. Adamo (12)

10.5(c) Release and Severance Agreement between Lynn M. Kalinowski and ProAssurance (13)

10.5(d) Release and Severance Agreement between Howard H. Friedman and ProAssurance (12)

10.5(e) Release and Severance Agreement between James J. Morello and ProAssurance (12)

10.5(f) Release and Severance Agreement between Frank B. O'Neil and ProAssurance (3)

10.6     Employment Agreement of A. Derrill Crowe, as amended (12)

10.7 Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance: (3)

         Victor T. Adamo
         Lucian F. Bloodworth
         Paul R. Butrus
         A. Derrill Crowe
         Robert E. Flowers
         Howard H. Friedman
         Lynn M. Kalinowski
         John J. McMahon
         James J. Morello
         John P. North
         Frank B. O'Neil
         Ann F. Putallaz
         William H. Woodhams
         Wilfred W. Yeargan

10.8     Description of Registrant's Executive Supplemental Life Insurance Plan
         (6)

21.1     Subsidiaries of ProAssurance Corporation

23.1 Consent of Ernst & Young - Report on Consolidated Financial Statements of Registrant and Subsidiaries

31.1 Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2 Certification of Principal Financial Officer of ProAssurance Corporation required under SEC Rule 13a-14(a)

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

(1) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission ("SEC").

(2) Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(3) Filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(4) Filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(5) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-3 (File No. 333-109972) and incorporated by reference pursuant to SEC Rule 12b-32.

(6) Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 001-16533) and incorporated by reference pursuant to SEC Rule 12b-32.

(7) Filed as an Exhibit to MAIC Holding's Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(8) Filed as an Exhibit to MAIC Holding's Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(9) Filed as an Exhibit to Professionals Group's Registration Statement on Form S-4 (File No. 333-3138) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(10) Filed as an Exhibit to MEEMIC Holding's Registration Statement on Form S-4 (File No. 333-66671) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(11) Filed as an Exhibit to ProAssurance's Form 10-Q (File No. 001-16533) for the quarter ended June 30, 2001 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(12) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-3 (File No. 333-100526) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(13) Filed as an Exhibit to ProAssurance's Form 10-Q (File No. 001-16533) for the quarter ended September 30, 2001 and incorporated herein by reference pursuant to SEC Rule 12b-32.