Form 10-Q
period 2004-03-31
PROASSURANCE CORP
filed 2004-05-10
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2004 or
         ______
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission file number 0-16533

                            ProAssurance Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   63-1261433
------------------------------------        -----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification ID No.)
   incorporation of organization)

   100 Brookwood Place, Birmingham, AL                   35209
---------------------------------------     ----------------------------
(Address of principal executive offices)               (Zip Code)

                                 (205) 877-4400
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                       ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes X No.
                                               ---    ---
As of March 31, 2004 there were 29,156,316 shares of the registrant's common stock outstanding.

                            ProAssurance Corporation
                                    Form 10Q

                                Table of Contents

Part I - Financial Information

         Item 1.  Condensed Consolidated Balance Sheets.....................................................      3

         Condensed Consolidated Statements of Changes in Capital............................................      4

         Condensed Consolidated Statements of Income........................................................      5

         Condensed Consolidated Statements of Comprehensive Income..........................................      6

         Condensed Consolidated Statements of Cash Flows....................................................      7

         Notes to Condensed Consolidated Financial Statements...............................................      8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....     16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................     32

         Item 4.  Controls and Procedures...................................................................     34

         Forward-Looking Statements.........................................................................     35

Part II - Other Information

         Item 1.  Legal Proceedings.........................................................................     36

         Item 6.  Exhibits and Reports on 8-K...............................................................     36

         Signature .........................................................................................     37

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31         December 31
                                                                                --------         -----------
                                                                                  2004              2003
                                                                              -----------------------------
ASSETS

Investments:
   Fixed maturities available for sale, at fair value                         $ 1,970,857        $ 1,790,778
   Equity securities available for sale, at fair value                             39,437             42,136
   Equity securities, trading portfolio, at fair value                              6,863              5,863
   Real estate, net                                                                17,617             17,262
   Short-term investments                                                          53,056            109,680
   Other                                                                           41,499             38,247
   Business owned life insurance                                                   52,360             51,706
                                                                              -----------        -----------
Total investments                                                               2,181,689          2,055,672

Cash and cash equivalents                                                          31,961             47,132
Premiums receivable                                                               141,553            132,255
Receivable from reinsurers on unpaid losses and
   loss adjustment expenses                                                       435,366            444,811
Prepaid reinsurance premiums                                                       19,803             17,651
Deferred taxes                                                                     69,652             73,118
Other assets                                                                      118,719            108,713
                                                                              -----------        -----------
                                                                              $ 2,998,743        $ 2,879,352
                                                                              ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                            $ 1,860,282        $ 1,814,584
   Unearned premiums                                                              320,332            290,134
   Reinsurance premiums payable                                                    73,544             68,510
                                                                              -----------        -----------
Total policy liabilities                                                        2,254,158          2,173,228
Other liabilities                                                                  64,348             55,030
Long-term debt                                                                    104,863            104,789
                                                                              -----------        -----------
Total liabilities                                                               2,423,369          2,333,047

Commitments and contingencies                                                          --                --

Stockholders' Equity:
   Common stock, par value $0.01 per share
     100,000,000 shares authorized; 29,278,081 and
     29,226,774 shares issued, respectively                                           293                292
   Additional paid-in capital                                                     313,703            312,030
   Accumulated other comprehensive income, net of deferred tax
     expense of $24,683 and $18,537, respectively                                  45,836             34,422
   Retained earnings                                                              215,598            199,617
                                                                              -----------        -----------
                                                                                  575,430            546,361
   Less treasury stock, at cost, 121,765 shares                                       (56)               (56)
                                                                              -----------        -----------
Total stockholders' equity                                                        575,374            546,305
                                                                              -----------        -----------
                                                                              $ 2,998,743        $ 2,879,352
                                                                              ===========        ===========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 ACCUMULATED OTHER
                                                                   COMPREHENSIVE       RETAINED      OTHER CAPITAL
                                                      TOTAL           INCOME           EARNINGS         ACCOUNTS
                                                   ----------    -----------------     --------      -------------
Balance at December 31, 2003                       $  546,305        $  34,422         $ 199,617        $312,266

Net income                                             15,981                -            15,981               -

Change in fair value of securities available
for sale, net of reclassification adjustments
and deferred taxes                                     11,414           11,414                 -               -

Common stock issued for compensation                    1,593                -                 -           1,593

Common stock options exercised                             81                -                 -              81
                                                   ----------        ---------         ---------       ---------
Balance at March 31, 2004                          $  575,374        $  45,836         $ 215,598       $ 313,940
                                                   ==========        =========         =========       =========

                                                                 Accumulated Other
                                                                   Comprehensive       Retained        Other Capital
                                                     Total            Income           Earnings          Accounts
                                                   ----------    -----------------     ---------       -------------
Balance at December 31, 2002                       $  505,194        $  35,545         $ 160,914        $ 308,735

Net income                                              6,349               --             6,349               --

Change in fair value of securities available
   for sale, net of reclassification adjustments,
   deferred taxes                                        (193)            (193)               --               --

Acquisition of minority interest                          886              886                --               --

Common stock issued for compensation                      942               --                --              942
                                                   ----------        ---------         ---------        ---------
Balance at March 31, 2003                          $  513,178        $  36,238         $ 167,263        $ 309,677
                                                   ==========        =========         =========        =========


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              ----------------------------
                                                                 2004              2003
                                                              ---------         ----------
Revenues:
     Gross premiums written                                   $ 218,726         $  202,660
                                                              =========         ==========

     Net premiums written                                     $ 195,462         $  178,936
                                                              =========         ==========

     Premiums earned                                          $ 188,528         $  161,153
     Premiums ceded                                             (20,686)           (22,957)
                                                              ---------         ----------
     Net premiums earned                                        167,842            138,196
     Net investment income                                       19,851             17,248
     Net realized investment gains (losses)                       3,657              1,007
     Other income                                                 1,010              1,659
                                                              ---------         ----------

Total revenues                                                  192,360            158,110

Expenses:

     Losses and loss adjustment expenses                        152,673            145,646
     Reinsurance recoveries                                     (10,753)           (20,598)
                                                              ---------         ----------
     Net losses and loss adjustment expenses                    141,920            125,048
     Underwriting, acquisition and insurance expenses            27,973             24,422
     Interest expense                                             1,143                578
                                                              ---------         ----------

Total expenses                                                  171,036            150,048

Income before income taxes and  minority interest                21,324              8,062

Provision for income taxes:
     Current expense                                              5,326                558
     Deferred expense                                                17                974
                                                              ---------         ----------
                                                                  5,343              1,532
                                                              ---------         ----------

Income before minority interest                                  15,981              6,530

Minority interest                                                    -                (181)
                                                              ---------         ----------

Net income                                                    $  15,981         $    6,349
                                                              =========         ==========
Earnings per share:
     Basic                                                    $    0.55         $     0.22
                                                              =========         ==========
     Diluted                                                  $    0.54         $     0.22
                                                              =========         ==========

Weighted average number of common share outstanding:
     Basic                                                       29,118             28,893
                                                              =========         ==========
     Diluted                                                     29,361             29,003
                                                              =========         ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           ---------------------
                                                              2004          2003
                                                           --------     --------
Comprehensive income:

   Net income                                              $ 15,981     $  6,349

   Change in fair value of securities available for sale,
     net of deferred taxes and minority interest             13,320          462

   Reclassification adjustment for realized investment
     (gains)losses included in income, net of deferred
       taxes                                                 (1,906)        (655)
                                                           --------     --------

Comprehensive income                                       $ 27,395     $  6,156
                                                           ========     ========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                   ------------------------
                                                                       2004           2003
                                                                   ----------     ---------
OPERATING ACTIVITIES

Net cash provided (used) by operating activities                   $  94,719     $  72,522

INVESTING ACTIVITIES

Purchases of available-for-sale securities:
     Fixed maturities                                               (370,081)     (352,899)
     Equity                                                             (149)         (404)

Proceeds from sale or maturity of available-for-sale securities:

     Fixed maturities                                                205,203       129,116
     Equities                                                          3,291         1,895
Purchase of other investments                                         (3,125)           --
Net decrease in short-term investments                                56,631        80,422
Other                                                                 (1,671)        8,219
                                                                   ---------     ---------

Net cash provided (used) by investing activities                    (109,901)     (133,651)
                                                                   ---------     ---------

FINANCING ACTIVITIES

Purchase of minority interest                                              -       (33,248)
Repayment of debt                                                          -        (2,500)
Other                                                                     11             -
                                                                   ---------     ---------

Net cash provided (used) by financing activities                          11       (35,748)
                                                                   ---------     ---------

Increase (decrease) in cash and cash equivalents                     (15,171)      (96,877)

Cash and cash equivalents at beginning of period                      47,132       143,306
                                                                   ---------     ---------

Cash and cash equivalents at end of period                         $  31,961     $  46,429
                                                                   =========     =========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively "ProAssurance"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance's December 31, 2003 report on Form 10K.

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         --------------------
                                                            2004        2003
                                                         --------------------
Net income, as reported                                  $ 15,981    $  6,349

Add:  Stock-based employee compensation expense
recognized under APB 25 related to  the exercise of
options, net of related tax effects                            64           -

Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                   (259)       (150)
                                                         --------    --------
Pro forma net income                                     $ 15,786    $  6,199
                                                         ========    ========

Earnings per share:
    Basic -- as reported                                 $   0.55    $   0.22
                                                         ========    ========
    Basic -- pro forma                                   $   0.54    $   0.21
                                                         ========    ========

    Diluted -- as reported                               $   0.54    $   0.22
                                                         ========    ========
    Diluted -- pro forma                                 $   0.54    $   0.21
                                                         ========    ========

         ProAssurance granted 237,500 options with an exercise price of $33.28 per share under the plan in March 2004. The estimated fair value of each option is $13.02, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 3.4%; volatility of 0.34; expected life of 6 years; and dividend yield of 0%.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

2. SEGMENT INFORMATION

         ProAssurance operates in the United States of America in two reportable industry segments: the professional liability insurance segment and the personal lines segment.

         The professional liability insurance segment principally provides professional liability insurance for providers of health care services, and to a limited extent, providers of legal services. The professional liability segment includes the operating results of three significant insurance companies: The Medical Assurance Company, Inc, ProNational Insurance Company, and Red Mountain Casualty Insurance Company, Inc. ProAssurance also writes professional liability insurance through Medical Assurance of West Virginia Inc.

         The personal lines segment provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through a single insurance company, MEEMIC Insurance Company.

         The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in ProAssurance's December 31, 2003 Annual Report on Form 10-K. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are allocated to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense related to long-term debt held by the parent company, all revenues and expenses of ProAssurance are allocated to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effects of transactions between segments have been eliminated.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

2. SEGMENT INFORMATION (CONTINUED)

         The table below provides a reconciliation of segment information to total consolidated information (in thousands).

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                           --------------------------
                                                2004           2003
                                           --------------------------
Revenues:
    Professional liability lines           $  144,206      $ 114,874
    Personal lines                             47,399         43,174
    Corporate investment income                   755             62
                                           ----------      ---------
Total                                      $  192,360      $ 158,110
                                           ==========      =========

Net income (loss):
    Professional liability lines           $    8,845      $   1,805
    Personal lines                              7,384          4,879
    Corporate                                    (248)          (335)
                                           ----------      ---------
Total                                      $   15,981      $   6,349
                                           ==========      =========

                                             MARCH 31      December 31
                                               2004           2003
                                             --------      -----------
Identifiable Assets:
    Professional liability lines            $2,539,635     $2,413,043
    Personal lines                             435,570        431,264
    Corporate                                   23,538         35,045
                                            ----------     ----------
Total assets                                $2,998,743     $2,879,352
                                            ==========     ==========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

3. INVESTMENTS

         The amortized cost of available for sale fixed maturities and equity securities was $1.940 billion and $1.780 billion at March 31, 2004 and December 31, 2003, respectively. Proceeds from sales of fixed maturities and equity securities during the three month period ended March 31, 2004 and 2003 are $155.2 million and $79.4 million, respectively.

         Net realized investment gains (losses) are comprised of the following (in thousands):

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                             ------------------------
                                                2004         2003
                                             ------------------------
Gross realized gains (losses)                $   3,029      $   1,827
Gross realized (losses)                            (90)          (531)
Other than temporary impairment (losses)            --           (289)
Trading portfolio gains (losses)                   718             --
                                             ---------      ---------

Net realized investment gains (losses)       $   3,657      $   1,007
                                             =========      =========

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         ProAssurance establishes its reserve for losses and loss adjustment expenses based on individual claims and actuarially determined estimates of future losses based on ProAssurance's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. However, estimating reserves, especially professional liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations.

         ProAssurance's management believes the unearned premiums under contracts together with the related anticipated investment income to be earned are adequate to discharge the related contract liabilities.

5. DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred policy acquisition costs, net of ceding commissions earned, amounted to approximately $15.5 million and $12.0 million for the three months ended March 31, 2004 and 2003, respectively.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

6. INCOME TAXES

          The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes because a portion of ProAssurance's investment income is tax-exempt.

7. LONG-TERM DEBT

         Long-term debt is comprised of 3.90% Convertible Debentures (the Debentures) having a face value of $107.6 million issued in July 2003 that mature on June 30, 2023. The Debentures are carried net of the unamortized original issuers' discount of $2.7 million at March 31, 2004 and $2.8 million at December 31, 2003.

         The Debentures are unsecured obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations. The Debentures are not guaranteed by any of ProAssurance's subsidiaries and are effectively subordinated to the indebtedness and other liabilities of ProAssurance's subsidiaries, including insurance policy-related liabilities.

         Holders may convert the Debentures at any time prior to stated maturity from and after the date of the following events: if ProAssurance calls the Debentures for redemption; upon the occurrence of certain corporate transactions, including a change of control; or if the sale price of ProAssurance's common stock exceeds 120% of the then conversion price for at least 20 trading days in a 30 day trading period as defined in the Debenture agreement of a specified period. The conversion price was initially established at $41.83 per common share or 23.9037 shares per $1,000 principal amount of Debentures surrendered for conversion, and may be adjusted for certain reasons. ProAssurance has the right to deliver cash in lieu of common stock for all or a portion of the Debentures converted.

         Holders of the Debentures may require ProAssurance to repurchase all or a portion of the holder's Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the principal amount of the Debentures plus accrued and unpaid interest, including contingent interest, if any, to the date of repurchase. ProAssurance may choose to pay the purchase price in cash, shares of common stock, or a combination of cash and shares of common stock. Shares of common stock will be valued at 97.5 % of the average sale price of the stock for a specified period prior to the redemption.

         If there is an event of default under the Debentures, the principal amount of the Debentures, plus accrued interest, including contingent interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. The Debentures do not require ProAssurance to maintain minimum financial covenants.

         ProAssurance may redeem some of all of the Debentures for cash on or after July 7, 2008 with proper notice to the holders of the Debentures.

         For additional information regarding the terms of the Debentures see
Note 11 of the Notes to the Consolidated Financial statements in ProAssurance's December 31, 2003 Form 10K.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

8. STOCKHOLDERS' EQUITY

         At March 31, 2004 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At March 31, 2004 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

9. COMMITMENTS AND CONTINGENCIES

         ProAssurance is involved in various legal actions arising primarily from claims related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on ProAssurance's financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance's results of operations for the period in which the any such action is resolved.

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

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

11. EARNINGS PER SHARE

         The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts are in thousands, except per share data):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                 -------------------------------------------------------------
                                                            2004                              2003
                                                 -------------------------           -------------------------
                                                    BASIC         DILUTED              Basic          Diluted
Numerator:
   Net income                                    $  15,981       $  15,981           $  6,349        $   6,349
                                                 =========       =========           ========        =========
Denominator:
   Weighted average number of common
     shares outstanding                             29,118          29,118             28,893           28,893
   Assumed conversion of dilutive stock options
     and awards                                         --             243                 --              110
                                                 ---------       ---------           --------        ---------
   Total weighted average equivalent shares         29,118          29,361             28,893           29,003
                                                 =========       =========           ========        =========
Earnings per share                               $    0.55       $    0.54           $   0.22        $    0.22
                                                 =========       =========           ========        =========

         In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed conversion of dilutive stock options. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Typically, options are not dilutive when the strike price of the option is very close to or below the average share price during the quarter. For the periods ending March 31, 2004 and 2003, approximately 238,000 and 328,000 employee stock options, respectively, were not considered to be dilutive because the strike price of the options was below the average ProAssurance share price during the quarter.

12. VARIABLE INTEREST ENTITIES

         ProAssurance has adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46); however, the adoption has no significant effect on the financial statements of ProAssurance.

         ProAssurance holds passive investments in four limited partnerships/limited liability companies that are considered to be variable interest entities (VIE's) under FIN 46 guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46. These investments are included in Other Investments and total $39.0 million at March 31, 2004 and $37.1 million at December 31, 2003. The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. For three of the entities, ProAssurance's investment represents an ownership interests that is less than 10%. ProAssurance's investment in the remaining entity represents an ownership interest of about 33%. ProAssurance's involvement with two of the entities originated in 2000; one in 2002, and one in 2003. ProAssurance's maximum loss exposure relative to each to the entity is limited to the carrying value of ProAssurance`s investment in the entity.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

13. SUBSEQUENT EVENT

         In April 2004, ProAssurance raised additional capital through the private placement of $13 million of trust preferred securities. The trust preferred securities were issued by a wholly-owned trust (the Trust) that ProAssurance formed specifically for that purpose. Concurrently, ProAssurance issued a like amount of debentures (the 2004 debentures) that were purchased by the Trust. ProAssurance received net proceeds from the transaction, after commissions paid to the placement agents, of $12.6 million. The proceeds are available for general corporate purposes, including providing statutory capital to ProAssurance's professional liability insurance segment.

         The 2004 debentures and the trust preferred securities have the same maturities and other applicable terms and features. ProAssurance has guaranteed that amounts paid to the Trust related to the 2004 debentures will be remitted to the holders of the trust preferred securities. The 2004 debentures will be included in the ProAssurance consolidated financial statements as long-term debt. The Trust will not be consolidated by ProAssurance.

         The 2004 debentures and the trust preferred securities are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus 3.85%, adjustable quarterly, with a maximum rate within the first five years of 12.5%; the initial rate in April 2004 was 5.03%. The 2004 debentures and the trust preferred securities have stated maturities of thirty years and are due in April 2034. The 2004 debentures do not require ProAssurance to maintain minimum financial covenants.

         ProAssurance has authorized the issuance of an additional $22 million of debentures and related trust preferred securities in similarly structured transactions which are expected to be sold in May 2004.

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

Reserve for Losses and Loss Adjustment Expenses (reserve for losses)

         Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses (losses) for reported claims and are established by our claims departments. Bulk reserves, which include a provision for insured events that have occurred but have not been reported to us as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserve for losses each year and prepare reports that include recommendations as to the level of the reserve. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserve for losses. Estimating casualty insurance reserves, and particularly professional liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties made over an extended period of time. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made.

Reinsurance

         Our receivable from reinsurers represents our estimate of the amount of our future loss payments that will be recoverable from our reinsurers. These estimates are based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is a percentage of the losses reimbursed under the agreement. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers is based upon public financial statements and rating agency data as well as our experience in collecting amounts billed to reinsurers. Any adjustments necessary are reflected in then current operations. Due to the size of our receivable from reinsurers, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made. At March 31, 2004, we considered all of our receivable from reinsurers to be collectible.

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

         We evaluate the securities in our available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other-than-temporary declines. Some of the factors we consider in the evaluation of our investments are:

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

         A decline in the fair value of an available-for-sale security below cost that we judge to be other than temporary is recorded as a net realized investment loss in the current period statement of income and reduces the cost basis of the security. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the security.

         Since January 1, 2003, we have designated certain of our equity security purchases as trading portfolio securities. A trading portfolio is carried at fair value with the holding gains and losses included in the current period income statement as a component of net realized investment gains (losses). Therefore, current period income reflects both positive and negative changes in the market value of these securities.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

         Our primary need for liquid funds is to pay losses and operating expenses in the ordinary course of business and to meet our debt service requirements.

         Our operating activities provided positive cash flow of $94.7 million for the three months ended March 31, 2004 as compared to $72.5 million for the three months ended March 31, 2003. As in the prior year, our operating cash flows are primarily derived from net investment income received and from the excess of premiums collected over paid net losses and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. In periods of premium growth premium collections generally exceed losses paid. Premium growth is the primary reason for the increase in our 2004 cash flow from operating activities.

         We believe that premium adequacy is critical to our long-term liquidity. We continually review rates, particularly professional liability rates, and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We achieved average overall rate increases of 20% during the first quarter of 2004 and 28% during each of the years ended December 31, 2003 and 2002. We are unable to predict whether we will continue to receive approval for our rate filings.

         We held cash and cash equivalents of approximately $32.0 million at March 31, 2004 as compared to $47.1 million at December 31, 2003. We transfer most of the cash generated from operations into our investment portfolio, primarily into investment grade fixed maturity securities. At March 31, 2004 our investments totaled $2.182 billion as compared to total investments of $2.056 billion at December 31, 2003. At March 31, 2004 total investments included net before-tax unrealized gains of $70.5 million on available-for-sale securities; at December 31, 2003 total investments included net before-tax unrealized gains of $53.0 million on available-for-sale securities. Our investment of fixed maturity securities had a fair value of $1.971 billion at March 31, 2004 as compared to $1.791 billion at December 31, 2003. The increase in fair value since December 31, 2003 reflects the investment of cash generated from operations, the transfer of funds from short-term investments and cash and cash equivalents to higher yielding fixed maturity investments, and an increase in net before-tax unrealized gains due to higher bond prices at March 31, 2004.

         Substantially all of our fixed maturities are either United States government or agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA," at March 31, 2004. Our fixed maturities are purchased with the intent to hold such investments to maturity; however, we consider these securities as available-for-sale because we may dispose of the securities prior to their maturity in order to meet the Company's then current objectives. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at March 31, 2004 is 3.9 years. We regularly evaluate the interest rate environment, and adjust our duration targets to maximize investment yield.

         Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates may also affect the fair value of our fixed maturity securities. For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see "Item 7A -- Quantitative and Qualitative Disclosures about
Market Risk."

         We use reinsurance to provide capacity to write large limits of liability, to reduce losses of a catastrophic nature and to stabilize underwriting results in those years in which such losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.

         The effective transfer of risk is dependent on the credit-worthiness of the reinsurer. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

         We have not experienced any difficulties in collecting amounts due from reinsurers due to financial instability of the reinsurer. As of March 31, 2004 we do not believe we have any reinsurance recoverables that are uncollectible. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.

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

         Through March 31, 2003 approximately $56.0 million has been contributed to the capital of our professional liability insurance subsidiaries to support the growth in insurance operations.

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

         In April 2004 we raised additional capital through the private placement of $13 million of trust preferred securities. The capital is available for general corporate purposes, including providing statutory capital to support growth in our professional liability insurance segment.

         The trust preferred securities were issued by a subsidiary trust (the Trust) that we formed specifically for that purpose. Our parent holding company concurrently issued debentures (the debentures) totaling $13 million that the Trust purchased with the proceeds from the trust preferred securities. The terms and maturities of the debentures mirror those of the trust preferred securities. The Trust will meet the obligations of the trust preferred securities with the interest and principal we pay to the Trust related to the debentures.

         Both the debentures and the trust preferred securities mature in April 2034 (thirty years), are callable after April 2009 (five years), and bear interest, payable quarterly, at a variable rate based on the London Interbank Offered Rate ("LIBOR") plus 3.85%. At the time the debentures were issued in April 2004 the variable rate was 5.03%. See Note 13 of the Notes to the Condensed Consolidated Financial statements included herein for a more detailed description of the debentures.

         We have obtained authorization to issue an additional $22 million of debentures and related trust preferred securities in similarly structured transactions that we expect to sell in May 2004. We may pursue other similar opportunities later in 2004.

Off Balance Sheet Arrangements and Guarantees

         In accordance with guidance given in Financial Accounting Standards Board Interpretation No. 46, "Variable Interest Entities" we do not expect to consolidate the Trust.

         ProAssurance Holding has issued guarantees that amounts paid to the Trust related to the debentures will subsequently be remitted to the holders of the trust preferred securities. The amounts guaranteed are not expected to at any time exceed ProAssurance Holdings' obligation under the debenture agreement, and we do not expect to record any additional liability related to the guarantee.

OVERVIEW

         ProAssurance Corporation is an insurance holding company and its operating results are almost entirely derived from the operations of its insurance subsidiaries. ProAssurance operates in two industry segments: professional liability insurance and personal lines insurance.

         The professional liability segment is our largest segment, representing over 78% of 2004 year-to- date written premiums and approximately 85% of total assets at March 31, 2004. This segment principally provides liability insurance for providers of health care services in the South and Midwest, and, to a limited extent, providers of legal services in the Midwest. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc. We also write professional liability insurance through Medical Assurance of West Virginia, Inc.

         Our personal lines segment provides personal property and casualty insurance primarily to members of the educational community and their families in the state of Michigan. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company (MEEMIC).

         Revenues and expenses are attributable to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent. Operating results by segment for the three months ended March 31, 2004 and 2003 are summarized below.

                                                       Three Months Ended
                                                            March 31
                                                  ----------------------------       Increase
                                                     2004             2003          (Decrease)
                                                  --------------------------------------------
                                                          In Thousands
Income before income taxes and minority interest:
     Professional Liability Segment               $   10,856       $     1,325      $    9,531
     Personal Lines Segment                           10,856             7,253           3,603
     Corporate (unallocated to segments)                (388)             (516)            128
                                                  ----------       -----------      ----------

                          Consolidated            $   21,324       $     8,062      $   13,262
                                                  ==========       ===========      ==========

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

         Losses are the largest component of expense for both the professional liability segment and the personal lines segment. Our consolidated net loss ratio (the income statement line "Net losses and loss adjustment expenses" divided by the income statement line "Net premiums earned") for the three months ended March 31, 2004 is 84.6%, reflecting a net loss ratio of 93.2% for the professional liability segment and 60.3% for the personal lines segment. As discussed in critical accounting policies, net losses in any period reflects our estimate of net losses related to the premiums earned in that period as well as any changes to our estimates of the reserve required for net losses of prior periods.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         Our consolidated net income is $16.0 million, or $0.54 per diluted share, for the three months ended March 31, 2004 as compared to $6.3 million or $0.22 per diluted share for the three months ended March 31, 2003. Results for each period are summarized in the table below.

                                                                    Three Months Ended
                                                                         March 31
                                                             ----------------------------       Increase
                                                                  2004             2003         (Decrease)
                                                             ----------------------------------------------
                                                                      $ In Thousands
Revenues:
   Gross premiums written                                    $      218,726   $    202,660     $    16,066
                                                             ==============   ============     ===========
   Net premiums written                                      $      195,462   $    178,936     $    16,526
                                                             ==============   ============     ===========

   Net premiums earned                                              167,842        138,196          29,646
   Net investment income                                             19,851         17,248           2,603
   Net realized investment gains (losses)                             3,657          1,007           2,650
   Other income                                                       1,010          1,659            (649)
                                                             --------------   ------------     -----------

Total revenues                                                      192,360        158,110          34,250
                                                             --------------   ------------     -----------

Expenses:
   Net losses and loss adjustment expenses                          141,920        125,048          16,872
   Underwriting, acquisition and insurance expenses                  27,973         24,422           3,551
   Interest expense                                                   1,143            578             565
                                                             --------------   ------------     -----------

Total expenses                                                      171,036        150,048          20,988
                                                             --------------   ------------     -----------

Income before income taxes                                           21,324          8,062          13,262

Income taxes (benefit)                                                5,343          1,532           3,811
                                                             --------------   ------------     -----------

Income before minority interest                                      15,981          6,530           9,451

Less: minority interest                                                  --            181            (181)
                                                             --------------   ------------     -----------
Net income                                                   $       15,981   $      6,349     $     9,632
                                                             ==============   ============     ===========
Net loss ratio *                                                      84.6%          90.5%           (5.9%)
Underwriting expense ratio *                                          16.7%          17.7%           (1.0%)
                                                             --------------   ------------     -----------
Combined ratio                                                       101.3%         108.2%           (6.9%)
Less: Investment income ratio *                                       11.8%          12.5%           (0.7%)
                                                             --------------   ------------     -----------
Operating ratio                                                       89.5%          95.7%           (6.2%)
                                                             ==============   ============     ===========

                                                               MARCH 31        December 31
                                                                 2004             2003
                                                             -------------    ------------
Total assets                                                 $    2,998,743   $  2,879,352
                                                             ==============   ============
Net reserve for losses                                       $    1,424,916   $  1,369,773
                                                             ==============   ============

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

         Our effective tax rate for each period is significantly lower than the expected 35% statutory rate because we earned approximately 22% of our net investment income from tax-exempt sources in 2004 and 24% in 2003.

         Minority interest in 2003 relates entirely to the minority interest in the income of MEEMIC Holdings for the period from January 1 to January 29, 2003. We purchased this minority interest on January 29, 2003.

PROFESSIONAL LIABILITY SEGMENT

         Operating results for our professional liability segment for the three months ended March 31, 2004 and 2003 are summarized in the table below.

                                                         Three Months Ended
                                                              March 31
                                                       ---------------------     Increase
                                                         2004         2003       (Decrease)
                                                         ----         ----       ----------
                                                           $ In Thousands
Revenues:
   Gross premiums written                              $169,737     $158,249     $ 11,488
                                                       ========     ========     ========
   Net premiums written                                $152,284     $138,823     $ 13,461
                                                       ========     ========     ========
   Premiums earned                                     $138,424     $116,898     $ 21,526
   Less: premiums ceded                                  14,867       18,661       (3,794)
                                                       --------     --------     --------
   Net premiums earned                                  123,557       98,237       25,320
   Net investment income                                 17,300       14,612        2,688
   Net realized investment gains                          2,927          832        2,095
   Other income                                             422        1,193         (771)
                                                       --------     --------     --------

Total revenues                                          144,206      114,874       29,332
                                                       --------     --------     --------
Expenses:
   Loss and loss adjustment expenses                    123,808      114,002        9,806
   Less: reinsurance recoveries                           8,602       15,948       (7,346)
                                                       --------     --------     --------
   Net losses and loss adjustment expenses              115,206       98,054       17,152
   Underwriting, acquisition and insurance expenses      18,144       15,495        2,649
                                                       --------     --------     --------

Total expenses                                          133,350      113,549       19,801
                                                       --------     --------     --------

Income before income taxes                             $ 10,856     $  1,325     $  9,531
                                                       ========     ========     ========

Net loss ratio *                                           93.2%        99.8%        (6.6%)
Underwriting expense ratio *                               14.7%        15.8%        (1.1%)
                                                       --------     --------     --------
Combined ratio                                            107.9%       115.6%        (7.7%)
Less: Investment income ratio *                            14.0%        14.9%        (0.9%)
                                                       --------     --------     --------
Operating ratio                                            93.9%       100.7%        (6.8%)
                                                       ========     ========     ========

                                                MARCH 31       December 31
                                                  2004             2003
                                            --------------   ------------
Identifiable segment assets                 $    2,539,635   $  2,413,043
                                            ==============   ============

Net reserve for losses                      $    1,355,929   $  1,298,458
                                            ==============   ============

* Ratios shown are expressed as a percentage of net premiums earned.

PREMIUMS

Premiums written

         Premiums written for the professional liability segment increased by $11.5 million for the three months ended March 31, 2004 as compared to the same period in 2003, principally due to rate increases. We experienced premium growth from new business in states where competitors have left the professional liability market. The growth in new business has largely been offset by policies that did not renew due to higher rates and our own underwriting decisions.

         We have implemented rate increases based on loss trends and we plan to continue to adjust rates as necessary. However, our ability to implement those adjustments is subject to regulatory approval. Renewals to-date in 2004 have been at rates that are approximately 20% higher than expiring rates. However, we do not expect premium growth to reflect the full amount of the rate increases because retention of our insureds may be reduced by the higher rates. We are continuing to convert our remaining occurrence policies to claims-made policies. First-year claims-made coverage has a significantly lower premium than occurrence coverage due to lower loss exposure. We completed most of the conversion in 2003 and expect the conversion process to be complete by September 30, 2004. To date, a substantial majority of our occurrence policyholders accepted the conversion to claims-made coverage. The conversion reduced 2004 premiums written as compared to 2003 by approximately $7.2 million.

Premiums earned

         Premiums earned for the professional liability segment increased $21.5 million for the three months ended March 31, 2004 as compared to the same period in 2003. Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. The increase in 2004 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003. Thus earned premiums have increased for the reasons discussed in the section on premiums written.

Premiums ceded

         Premiums ceded represents the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded decreased by $3.8 million for the three month period ended March 31, 2004 as compared to the same period in 2003 primarily because we have reduced the portion of our losses that we cede to our reinsurers. Beginning in October 2002 we increased our retention levels for virtually all medical liability losses from as low as $250,000 to $1.0 million. This has the effect of reducing ultimate premiums ceded. Premiums ceded for the quarter ended March 31, 2004 fully reflects the effects of this change in retention levels, whereas the change had a less significant effect on premiums ceded for the quarter ended March 31, 2003.

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

         During the three month periods ended March 31, 2004 and 2003, all net losses recognized related to the current accident year. Net losses increased by $17.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. There is little change in the number of insured risks during 2004 as compared to 2003; net losses increased during 2004 primarily because of higher loss costs. The current accident year net loss ratio for the three months ended March 31, 2004 decreased to 93.2% as compared to 99.8% for the same period in 2003. The 2004 loss ratio is lower than the 2003 ratio because premium rates increased at a faster pace than did loss costs.

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

         Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected some years before the related losses are paid. Our net investment income increased by $2.7 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in investment income primarily resulted from higher average invested funds in 2004. Offsetting the positive effect of additional invested funds is a decline in our average yield on fixed maturity investments. The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of our professional liability segment fixed maturity investments is 4.3% for the three months ended March 31, 2004 as compared to 5.2% for the same period in 2003. Because prevailing market interest rates have remained low, new and matured funds have been invested at yields that are lower than the average yield of our fixed maturity portfolio which has resulted in a decline in the average yield of our fixed maturity securities.

         Investment income decreased from 14.9% of premiums earned in 2003 to 14.0% in 2004 for the reasons discussed above. Our operating ratio improved from 100.7% in 2003 to 93.9% in 2004. The decline in the investment ratio somewhat offset the improvement in our combined ratio.

          Net realized investment gains increased by $2.1 million for the three months ended March 31, 2004 as compared to the same period in 2003. The increase primarily resulted from gains realized on the sale of fixed maturity securities. We sell these securities from time to time in order to manage our liquidity needs and to achieve various investment management objectives, including maximizing total yields on certain securities. The components of net realized investment gains are shown in the following table.

                                            Three months Ended
                                                 March 31
                                             2004         2003
                                           -------     -------
                                             $ In Thousands
Net gains from sales                       $ 2,919     $ 1,121
Other-than-temporary impairment losses           -        (289)
Holding gains on trading portfolio               8           -
                                           -------     -------
Net realized investment gains              $ 2,927     $   832

                                           =======     =======

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses increased by $2.6 million for the three months ended March 31, 2004 as compared to the same period in 2003. These expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, facility costs and guaranty fund assessments. The 2004 increase in expenses is primarily due to higher variable costs incurred as a result of premium growth.

         The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 14.7% for the three months ended March 31, 2004 as compared to 15.8% for the same period in 2003. The ratio decreased because there was no significant change in our fixed costs, while premiums earned increased in 2004.

         Guaranty fund assessments are amounts we are required to contribute to state insolvency or guaranty fund associations when so assessed by the state. Such assessments can and do vary significantly from period to period. Guaranty fund assessments were insignificant for the three month periods ended March 31, 2004 and 2003--$159,000 and $111,000, respectively.

PERSONAL LINES SEGMENT

         Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company. Selected financial data for our personal lines segment is summarized in the table below.

                                                         Three Months Ended
                                                               March 31
                                                        --------------------      Increase
                                                          2004        2003       (Decrease)
                                                        -------      -------      --------
                                                                   $ In Thousands
Revenues:
   Gross premiums written                               $48,989      $44,411      $ 4,578
                                                        =======      =======      =======
   Net premiums written                                 $43,178      $40,113      $ 3,065
                                                        =======      =======      =======
   Premiums earned                                      $50,104      $44,255      $ 5,849
   Less: Premiums ceded                                   5,819        4,296        1,523
                                                        -------      -------      -------
   Net premiums earned                                   44,285       39,959        4,326
   Net investment income                                  2,506        2,574          (68)
   Net realized investment gains                             20          175         (155)
   Other income                                             588          466          122
                                                        -------      -------      -------

Total revenues                                           47,399       43,174        4,225
                                                        -------      -------      -------

Expenses:
   Loss and loss adjustment expenses                     28,865       31,644       (2,779)
   Less: Reinsurance recoveries                           2,151        4,650        2,499
                                                        -------      -------      -------
   Net losses and loss adjustment expenses               26,714       26,994         (280)
   Underwriting, acquisition and insurance expenses       9,829        8,927          902
                                                        -------      -------      -------

Total expenses                                           36,543       35,921          622
                                                        -------      -------      -------

Income before income taxes and minority interest        $10,856      $ 7,253      $ 3,603
                                                        =======      =======      =======

Net Loss ratio *                                           60.3%        67.6%        (7.3%)
Underwriting expense ratio *                               22.2%        22.3%         (.1%)
                                                        -------      -------      -------
Combined ratio                                             82.5%        89.9%        (7.4%)
Less: Investment income ratio *                             5.7%         6.4%        (0.7%)
                                                        -------      -------      -------
Operating ratio                                            76.8%        83.5%        (6.7%)
                                                        =======      =======      =======


                                                                MARCH 31      December 31
                                                                  2004           2003
                                                              ----------     ----------
Identifiable segment assets                                   $  435,570     $  431,264

Net reserves for losses                                       $   68,986     $   71,315

* Ratios shown are expressed as a percentage of net premiums earned.

PREMIUMS

Premiums written

         Gross premiums written for the three months ended March 31, 2004, increased by $4.6 million as compared to the three months ended March 31, 2003. Premiums by line of business for each period are as follows.

                                Three Months Ended
                                     March 31
                                ------------------
                                  2004         2003
                               ---------    --------
                                   In Millions
Automobile                     $    41.4    $   38.2
Homeowners                           7.5         6.1
Boat, umbrella, and other            0.1         0.1
                               ---------    --------
                               $    49.0    $   44.4
                               =========    ========

         Automobile premiums increased in 2004 primarily because the number of vehicles insured increased by 5%, but also because the values of insured autos increased and because of a 0.6% rate increase that became effective on October 1, 2003.

         Homeowners premiums increased during 2004 due to 11% growth in the number of homes insured, increases in the value of those homes, and a homeowners rate increase of 7.6% that became effective April 1, 2003.

Premiums earned

         Premiums earned increased by $5.8 million for the three months ended March 31, 2004 as compared to the same period in 2003. Premiums are earned pro rata over the entire policy period after the policy is written. The increase in 2004 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003. Thus earned premiums have increased as discussed in the section on premiums written.

Premiums ceded

         Premiums ceded represents the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded increased for the three months ended March 31, 2004 as compared to the same period in 2003. The increase is due to the increased volume of our business and increased rates charged by our reinsurers.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes personal lines net losses and net loss ratios for the three months ended March 31, 2004 and 2003 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                      2004           2003
                                                   ---------      ---------
                                                       $ In Thousands
Net losses:
   Current accident year                           $  29,208      $  28,382
   Change in prior accident years net losses          (2,494)        (1,388)
                                                   ---------      ---------
Calendar year net losses                           $  26,714      $  26,994
                                                   =========      =========

Net loss ratio attributable to:
   Current accident year                                65.9%          71.0%
   Change in prior accident years losses                (5.6%)         (3.4%)
                                                   ---------      ---------
Calendar year net loss ratio                            60.3%          67.6%
                                                   =========      =========

         Current accident year net losses for the three months ended March 31, 2004 are $29.2 million, an increase of $825,000 as compared to the three months ended March 31, 2003. The increase in the total amount of net losses is due to a greater number of insureds in 2004. The net loss ratio for the 2004 accident year decreased from 71.0% in 2003 to 65.9% in 2004 primarily due to a reduction in the number of auto collision claims during the first three months of 2004, relative to the level of premiums earned.

         We reduced prior accident years' net losses by $2.5 million and $1.4 million, respectively, during the three months ended March 31, 2004 and 2003, as a result of favorable developments in our estimates of prior years' auto liability reserves.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

         Our net investment income is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalents and equity investments, net of investment expenses. Investment income for the three months ended March 31, 2004 declined from 6.4% of premiums earned in 2003 to 5.7% in 2004, primarily because declines in yields more than offset increases in the size of the portfolio. Our operating ratio improved from 83.5% in 2003 to 76.8% in 2004. The decline in the investment ratio somewhat offset the improvement in our combined ratio.

         The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of the personal lines segment fixed maturity investments is 5.1% for the three months ended March 31, 2004 as compared to 6.0%, for the three months ended March 31, 2003. The average yield is reduced as compared to 2003 because market rates available for the investment of new and matured funds were lower in 2004.

         Net realized investment gains and losses for the three months ended March 31, 2004 and 2003 did not include any realized losses for other-than-temporary impairments.

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. These expenses increased by approximately $0.9 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily due to higher underwriting and acquisition costs from premium growth. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) is 22.2% for the three months ended March 31, 2004 and 22.3% for the three months ended March 31, 2003. Guaranty fund assessments total $125,000 for each of the three month periods ended March 31, 2004 and 2003, respectively.

CORPORATE

         We do not allocate certain revenues and expenses to our operating segments: investment income earned directly by the parent holding company, net realized investment gains or losses, interest expense and other debt costs related to long-term debt held by the parent holding company. Unallocated amounts are summarized below.

                                      Three Months Ended
                                           March 31
                                   -----------------------          Increase
                                    2004             2003          (Decrease)
                                  --------         -------        -----------
                                         In Thousands
Revenues:
Net investment income             $    45          $    62         $     (17)
Net realized investment gains         710                -               710

Expenses:
Interest expense                    1,143              578               565
                                  -------          -------         ---------

Unallocated expense in excess
of unallocated revenues           $   388          $   516         $    (128)
                                  =======          =======         =========

         Net realized investment gains consist of net holding gains on trading portfolio securities owned by our parent holding company.

         Interest expense increased to $1.1 million for the three months ended March 31, 2004 as compared to $0.6 million for the same period in 2003 because the debentures issued in July 2003 increased the amount of outstanding long-term debt and carry a higher interest rate than did the bank term loan that was repaid.

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

         As of March 31, 2004, our fair value investment in fixed maturity securities was $1,971 million. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

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

                                              MARCH 31, 2004                    December 31, 2003
                                  -----------------------------------        ----------------------
                                   PORTFOLIO    CHANGE IN    MODIFIED         Portfolio    Modified
                                     VALUE        VALUE      DURATION           Value      Duration
Interest Rates                    $ MILLIONS   $ MILLIONS     YEARS          $ Millions      Years
--------------                    ----------   ----------     -----          ----------      -----
200 basis point rise               $  1,822     $ (149)        4.07           $ 1,664        3.73
100 basis point rise               $  1,896     $  (75)        3.97           $ 1,727        3.63
Current rate *                     $  1,971     $   --         3.86           $ 1,791        3.54
100 basis point decline            $  2,046     $   75         3.78           $ 1,854        3.45
200 basis point decline            $  2,124     $  153         3.84           $ 1,919        3.52

*Current rates are as of March 31, 2004 and December 31, 2003

         At March 31, 2004, the fair value of our investment in preferred stocks was $23.6 million, including net unrealized gains of $1.2 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

         ProAssurance's cash and short-term investment portfolio at March 31, 2004 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

         We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

         As of March 31, 2004, 99.9% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk

         At March 31, 2004 the fair value of our investment in common stocks was $22.7 million, which included net unrealized gains of $3.1 million and net holding gains of approximately $1.0 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of March 31, 2004 would increase the fair value of these securities to $24.9 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $20.4 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

ITEM 4. CONTROLS AND PROCEDURES

          The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

         During the quarter ended March 31, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  4.1 ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on April 29, 2004 in original principal amount of $13,403,000

                  4.2 Indenture between ProAssurance Corporation and Wilmington Trust Company as Trustee dated as of April 29, 2004

                  4.3 Certificate for 13,000 Preferred Securities of ProAssurance Capital Trust I (Liquidation Amount $1,000 per Preferred Security) issued on April 29, 2004

                  4.4 Amended and Restated Declaration of Trust of ProAssurance Capital Trust I dated as of April 29, 2004

                  4.5 Preferred Securities Guarantee Agreement ProAssurance Capital Trust I dated as of April 29, 2004

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

         (b)      Reports on Form 8-K.

                  ProAssurance filed a Current Report on Form 8-K on February 23, 2004 that furnished information publicly released on that same day announcing its financial results for its year and quarter ended December 31, 2003.

                  ProAssurance filed a Current Report on Form 8-K on March 4, 2004 that furnished the information publicly released on that same day regarding its announcement of a renewal rights transaction between ProAssurance Corporation and OHIC Insurance Company.

         (c) The exhibits required to be filed by Item 15(c) are listed herein in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PROASSURANCE CORPORATION

May 3, 2004

                                  /s/ Howard H. Friedman
                                  -----------------------------------------
                                  Howard H. Friedman, Chief Financial Officer
                                  (Duly authorized officer and principal
                                  financial officer)