Form 10-Q
period 2004-06-30
PROASSURANCE CORP
filed 2004-08-09
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2004 or
      ______

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission file number 0-16533

                            ProAssurance Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       63-1261433
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification ID No.)
incorporation of organization)

   100 Brookwood Place, Birmingham, AL                    35209
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (205) 877-4400
              ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of June 30, 2004 there were 29,175,952 shares of the registrant's common stock outstanding.

                            PROASSURANCE CORPORATION
                                    FORM 10Q

                                TABLE OF CONTENTS

Part  I - Financial Information

      Item 1.  Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets.....................................   3

               Condensed Consolidated Statements of Changes in Capital...................   4

               Condensed Consolidated Statements of Income...............................   5

               Condensed Consolidated Statements of Comprehensive Income (Loss)..........   6

               Condensed Consolidated Statements of Cash Flows...........................   7

               Notes to Condensed Consolidated Financial Statements......................   8

      Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................   17

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.................   35

      Item 4. Controls and Procedures....................................................   36

      Forward-Looking Statements.........................................................   37

Part II - Other Information

      Item 1. Legal Proceedings..........................................................   38

      Item 6. Exhibits and Reports on 8-K................................................   38

      Signature..........................................................................   39

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    June 30       December 31
                                                                    -------       -----------
                                                                      2004           2003
                                                                      ----           ----
ASSETS

Investments:
    Fixed maturities available for sale, at fair value            $ 2,019,109    $ 1,790,778
    Equity securities available for sale, at fair value                36,921         42,136
    Equity securities, trading portfolio, at fair value                 7,604          5,863
    Real estate, net                                                   18,077         17,262
    Short-term investments                                             57,383        109,680
    Other                                                              41,608         38,247
    Business owned life insurance                                      52,973         51,706
                                                                  -----------    -----------
Total investments                                                   2,233,675      2,055,672

Cash and cash equivalents                                              35,678         47,132
Premiums receivable                                                   124,011        132,255
Receivable from reinsurers on unpaid losses and
    loss adjustment expenses                                          448,752        444,811
Prepaid reinsurance premiums                                           19,960         17,651
Deferred taxes                                                         87,747         73,118
Other assets                                                          119,855        108,713
                                                                  -----------    -----------
                                                                  $ 3,069,678    $ 2,879,352
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Policy liabilities and accruals:
    Reserve for losses and loss adjustment expenses               $ 1,931,262    $ 1,814,584
    Unearned premiums                                                 299,218        290,134
    Reinsurance premiums payable                                       77,225         68,510
                                                                  -----------    -----------
Total policy liabilities                                            2,307,705      2,173,228
Other liabilities                                                      57,906         55,030
Long-term debt                                                        151,332        104,789
                                                                  -----------    -----------
Total liabilities                                                   2,516,943      2,333,047

Commitments and contingencies                                               -              -

Stockholders' Equity:
    Common stock, par value $0.01 per share
        100,000,000 shares authorized; 29,297,717 and
        29,226,774 shares issued, respectively                            293            292
    Additional paid-in capital                                        313,821        312,030
    Accumulated other comprehensive income, net of deferred tax
        expense of $3,919 and $18,537, respectively                     7,275         34,422
    Retained earnings                                                 231,402        199,617
                                                                  -----------    -----------
                                                                      552,791        546,361
    Less treasury stock, at cost, 121,765 shares                          (56)           (56)
                                                                  -----------    -----------
Total stockholders' equity                                            552,735        546,305
                                                                  -----------    -----------
                                                                  $ 3,069,678    $ 2,879,352
                                                                  ===========    ===========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Accumulated Other
                                                                         Comprehensive       Retained      Other Capital
                                                             Total          Income           Earnings         Accounts
                                                             -----     -----------------     --------      -------------
Balance at December 31, 2003                              $ 546,305       $ 34,422           $199,617        $312,266

Net income                                                   31,785              -             31,785               -

Change in fair value of securities available for
    sale, net of reclassification adjustments and
    deferred taxes                                          (27,147)       (27,147)                 -               -

Common stock issued for compensation                          1,598              -                  -           1,598

Common stock options exercised                                  194              -                  -             194
                                                          ---------       --------           --------        --------
Balance at June 30, 2004                                  $ 552,735       $  7,275           $231,402        $314,058
                                                          =========       ========           ========        ========

                                                                      Accumulated Other
                                                                        Comprehensive          Retained   Other Capital
                                                            Total           Income             Earnings     Accounts
                                                            -----     -----------------        --------   -------------
Balance at December 31, 2002                               $505,194       $35,545             $160,914       $308,735

Net income                                                   15,141             -               15,141              -

Change in fair value of securities available for
    sale, net of reclassification adjustments, and
    deferred taxes                                           15,669        15,669                    -              -

Acquisition of minority interest                                886           886                    -              -

Common stock issued for compensation                          1,038             -                    -          1,038

Common stock options exercised                                  280             -                    -            280
                                                           --------       -------             --------       --------
Balance at June 30, 2003                                   $538,208       $52,100             $176,055       $310,053
                                                           ========       =======             ========       ========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended        Six Months Ended
                                                                  June 30                  June 30
                                                          ----------------------     ----------------------
                                                             2004        2003          2004        2003
                                                             ----        ----          ----        ----
Revenues:

       Gross premiums written                             $ 163,756    $ 157,806    $ 382,483    $ 360,466
                                                          =========    =========    =========    =========
       Net premiums written                               $ 144,253    $ 138,278    $ 339,715    $ 317,214
                                                          =========    =========    =========    =========
       Premiums earned                                    $ 184,870    $ 168,290    $ 373,398    $ 329,443
       Premiums ceded                                       (18,973)     (20,606)     (39,659)     (43,563)
                                                          ---------    ---------    ---------    ---------
       Net premiums earned                                  165,897      147,684      333,739      285,880
       Net investment income                                 20,683       17,844       40,534       35,092
       Net realized investment gains (losses)                   626        1,706        4,283        2,713
       Other income                                           1,232        1,891        2,243        3,550
                                                          ---------    ---------    ---------    ---------
Total revenues                                              188,438      169,125      380,799      327,235

Expenses:

       Losses and loss adjustment expenses                  161,710      170,556      314,383      316,202
       Reinsurance recoveries                               (24,931)     (39,256)     (35,683)     (59,854)
                                                          ---------    ---------    ---------    ---------
       Net losses and loss adjustment expenses              136,779      131,300      278,700      256,348
       Underwriting, acquisition and insurance expenses      29,367       26,234       57,339       50,656
       Interest expense                                       1,492          491        2,635        1,069
                                                          ---------    ---------    ---------    ---------
Total expenses                                              167,638      158,025      338,674      308,073
                                                          ---------    ---------    ---------    ---------
Income before income taxes and  minority interest            20,800       11,100       42,125       19,162

Provision for income taxes:
       Current expense                                        2,328        5,581        7,654        6,139
       Deferred expense (benefit)                             2,668       (3,273)       2,686       (2,299)
                                                          ---------    ---------    ---------    ---------
                                                              4,996        2,308       10,340        3,840
                                                          ---------    ---------    ---------    ---------
Income before minority interest                              15,804        8,792       31,785       15,322

Minority interest                                                 -            -            -          181
                                                          ---------    ---------    ---------    ---------
Net income                                                $  15,804    $   8,792    $  31,785    $  15,141
                                                          =========    =========    =========    =========

Earnings per share:
       Basic                                              $    0.54    $    0.30    $    1.09    $    0.52
                                                          =========    =========    =========    =========
       Diluted                                            $    0.54    $    0.30    $    1.08    $    0.52
                                                          =========    =========    =========    =========

Weighted average number of common shares outstanding:
        Basic                                                29,158       28,943       29,138       28,919
                                                          =========    =========    =========    =========
        Diluted                                              29,423       29,154       29,392       29,079
                                                          =========    =========    =========    =========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                         JUNE 30                 JUNE 30
                                                                   --------------------     -----------------
                                                                      2004       2003        2004        2003
                                                                      ----       ----        ----        ----
COMPREHENSIVE INCOME (LOSS):

     Net income                                                    $ 15,804    $  8,792    $ 31,785    $ 15,141
     Change in fair value of securities available for sale,
         net of deferred taxes and minority interest                (38,562)     16,895     (25,243)     17,243
     Reclassification adjustment for realized investment (gains)
         losses included in income, net of deferred taxes                 1      (1,033)     (1,904)     (1,574)
                                                                   --------    --------    --------    --------
Comprehensive income (loss)                                        $(22,757)   $ 24,654    $  4,638    $ 30,810
                                                                   ========     =======    ========    ========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                          JUNE 30
                                                                   ----------------------
                                                                      2004          2003
                                                                      ----          ----
OPERATING ACTIVITIES

Net cash provided (used) by operating activities                   $ 171,593    $ 139,999

INVESTING ACTIVITIES

Purchases of available-for-sale securities:
       Fixed maturities                                             (604,143)    (552,233)
       Equity                                                           (538)      (4,563)
Proceeds from sale or maturity of available-for-sale securities:
       Fixed maturities                                              327,277      231,365
       Equities                                                        5,798       10,252
Purchase of other investments                                         (3,137)     (50,000)
Net decrease in short-term investments                                52,297      171,030
Other                                                                 (5,527)      (3,261)
                                                                   ---------    ---------
Net cash provided (used) by investing activities                    (227,973)    (197,410)
                                                                   ---------    ---------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              46,395            -
Debt issuance costs                                                   (1,491)           -
Purchase of minority interest                                              -      (33,304)
Repayment of debt                                                          -       (5,000)
Other                                                                     22            -
                                                                   ---------    ---------
Net cash provided (used) by financing activities                      44,926      (38,304)
                                                                   ---------    ---------

Increase (decrease) in cash and cash equivalents                     (11,454)     (95,715)
Cash and cash equivalents at beginning of period                      47,132      143,306
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $  35,678    $  47,591
                                                                   =========    =========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively "ProAssurance"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance's December 31, 2003 report on Form 10K.

Stock-Based Compensation

      ProAssurance grants stock options to key employees under its various stock compensation plans adopted from time to time by the Board of Directors and approved by the stockholders ("the ProAssurance Plans"). ProAssurance accounts for such stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). The following table illustrates the effect on net income (in thousands) and earnings per share as if ProAssurance had applied the fair value recognition provisions of Statement of Financial Accounting Standard
(SFAS) No. 123, Accounting for Stock-Based Compensation, to options granted.

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30                      JUNE 30
                                                     --------------------------     ----------------------
                                                          2004         2003          2004           2003
                                                          ----         ----          ----           ----
Net income, as reported                               $   15,804    $   8,792     $   31,785      $  15,141
Add:  Stock-based employee compensation expense
 recognized under APB 25 related to  the exercise
 of  options, net of related tax effects                      84           62            148             62

Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                 (365)        (261)          (624)          (410)
                                                      ----------    ---------     ----------      ---------
Pro forma net income                                  $   15,523    $   8,593     $   31,309      $  14,793
                                                      ==========    =========     ==========      =========

Earnings per share:

    Basic -- as reported                              $     0.54    $    0.30     $     1.09      $    0.52
                                                      ==========    =========     ==========      =========
    Basic -- pro forma                                $     0.53    $    0.30     $     1.07      $    0.51
                                                      ==========    =========     ==========      =========
    Diluted -- as reported                            $     0.54    $    0.30     $     1.08      $    0.52
                                                      ==========    =========     ==========      =========
    Diluted -- pro forma                              $     0.53    $    0.30     $     1.07      $    0.51
                                                      ==========    =========     ==========      =========

      ProAssurance has outstanding 263,250 options with an exercise price of $33.28 per share that were granted under the ProAssurance Plans in March 2004. The estimated fair value of each option is $13.02, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 3.4%; volatility of 0.34; expected life of 6 years; and dividend yield of 0%.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

2. SEGMENT INFORMATION

      ProAssurance operates in the United States of America in two reportable industry segments: the professional liability insurance segment and the personal lines segment.

      The professional liability insurance segment principally provides professional liability insurance for providers of health care services, and to a limited extent, providers of legal services. The professional liability segment includes the operating results of three significant insurance companies: The Medical Assurance Company, Inc., ProNational Insurance Company, and Red Mountain Casualty Insurance Company, Inc. ProAssurance also writes professional liability insurance through Medical Assurance of West Virginia, Inc.

      The personal lines segment provides personal auto, homeowners, boat and umbrella coverages primarily to educational employees and their families through a single insurance company, MEEMIC Insurance Company.

      The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in ProAssurance's December 31, 2003 Annual Report on Form 10-K. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are attributable to the reportable operating segments. Except for investment income and investment gains or losses earned directly by the parent company and interest expense related to debt, all revenues and expenses of ProAssurance are attributable to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effects of transactions between segments have been eliminated.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

2. SEGMENT INFORMATION (CONTINUED)

      The table below provides a reconciliation of segment information to total consolidated information (in thousands).

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30                  JUNE 30
                                     --------------------        ----------------
                                      2004         2003          2004        2003
                                      ----         ----          ----        ----
Revenues:

     Professional liability lines   $ 138,927    $ 123,691    $ 283,133    $ 238,565
     Personal lines                    48,771       45,427       96,170       88,601
     Corporate investment income          740            7        1,496           69
                                    ---------    ---------    ---------    ---------
Total                               $ 188,438    $ 169,125    $ 380,799    $ 327,235
                                    =========    =========    =========    =========

Net income (loss):
     Professional liability lines   $   9,573    $   3,101    $  18,417    $   4,906
     Personal lines                     6,702        6,006       14,086       10,885
     Corporate                           (471)        (315)        (718)        (650)
                                    ---------    ---------    ---------    ---------
Total                               $  15,804    $   8,792    $  31,785    $  15,141
                                    =========    =========    =========    =========

                                      JUNE 30      December 31
                                        2004          2003
                                      -------      -----------
Identifiable Assets:
      Professional liability lines   $2,541,824    $2,413,043
      Personal lines                    457,642       431,264
      Corporate                          70,212        35,045
                                     ----------    ----------
Total assets                         $3,069,678    $2,879,352
                                     ==========    ==========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

3. INVESTMENTS

      The amortized cost of available for sale fixed maturities and equity securities is $2.045 billion and $1.780 billion at June 30, 2004 and December 31, 2003, respectively. Proceeds from sales of fixed maturities and equity securities during the six month period ended June 30, 2004 and 2003 are $219.2 million and $155.6 million, respectively.

      Net realized investment gains (losses) are comprised of the following (in thousands):

                                              SIX MONTHS ENDED
                                                 JUNE 30
                                           ---------------------
                                             2004       2003
                                             ----       ----
Gross realized gains                       $ 3,539    $ 4,995
Gross realized (losses)                       (602)    (1,960)
Other than temporary impairment (losses)        --       (322)
Trading portfolio gains (losses)             1,346         --
                                           -------    -------
Net realized investment gains (losses)     $ 4,283    $ 2,713
                                           =======    =======

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      ProAssurance establishes its reserve for losses and loss adjustment expenses based on individual claims and actuarially determined estimates of future losses based on ProAssurance's past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. However, estimating reserves, especially professional liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and are frequently subject to litigation and the inherent risks of litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance's reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations.

      ProAssurance's management believes the unearned premiums under contracts together with the related anticipated investment income to be earned are adequate to discharge the related contract liabilities.

5. DEFERRED POLICY ACQUISITION COSTS

      Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred policy acquisition costs, net of ceding commissions earned, amounted to approximately $30.9 million and $25.9 million for the six months ended June 30, 2004 and 2003, respectively.

6. INCOME TAXES

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance's investment income is tax-exempt.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

7. LONG-TERM DEBT

      Outstanding long-term debt, as of June 30, 2004 and December 31, 2003, consisted of the following (in thousands):

                                                                       JUNE 30    December 31
                                                                         2004         2003
                                                                         ----         ----
Convertible debentures due June 30, 2023, unsecured
    and bearing a fixed interest rate of 3.9%, net of
    unamortized original issuer's discounts of $2,663
    and $2,811 at June 30, 2004 and
    December 31, 2003, respectively.                                   $104,937    $ 104,789

Trust Preferred subordinated debentures, unsecured, and bearing floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85%

   Due              June 30, 2004 Rate
   ---              ------------------
April 29, 2034           5.09%                                            13,403         --
May 12, 2034             5.09%                                            10,310         --
May 12, 2034             5.09%                                            22,682         --
                                                                       ---------  ---------
                                                                       $ 151,332  $ 104,789
                                                                       =========  =========

Convertible Debentures due June 30, 2023

      In July 2003 ProAssurance issued convertible debentures having a face value of $107.6 million (the Debentures). The Debentures are unsecured obligations that rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations of the parent company, but are effectively subordinated to the indebtedness and other liabilities of ProAssurance's subsidiaries, including insurance policy-related liabilities.

      The Debentures are convertible into shares of common stock of ProAssurance. Holders may convert the Debentures at any time prior to stated maturity from and after the date of the following events: if ProAssurance calls the Debentures for redemption; upon the occurrence of certain corporate transactions, including a change of control; or if the sale price of ProAssurance's common stock exceeds 120% of the then conversion price for a specified period as defined in the Indenture. The conversion price was initially established at $41.83 per common share or 23.9037 shares per $1,000 principal amount of the Debentures surrendered for conversion, and may be adjusted as a result of certain corporate transactions with respect to our common stock. ProAssurance has the right to deliver cash in lieu of common stock for all or a portion of any conversion shares.

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

      If there is an event of default under the Debentures, the principal amount of the Debentures, plus accrued interest, including contingent interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. The Debentures do not require ProAssurance to maintain minimum financial covenants and do not limit the payment of dividends.

      ProAssurance may redeem some or all of the Debentures for cash on or after July 7, 2008 with proper notice to the holders of the Debentures.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

      Note 11 of ProAssurance's December 31, 2003 Notes to the Consolidated Financial statements includes additional information regarding the terms of the Convertible Debentures.

Subordinated Debentures

      In April and May 2004, ProAssurance formed two business trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II (the Trusts), as the holder of all voting securities issued by the trusts, for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase subordinated debentures issued by ProAssurance. The only assets of the Trusts are $46.4 million variable rate ProAssurance subordinated debentures (Subordinated Debentures). The terms and maturities of the Subordinated Debentures mirror those of the TPS. The Trusts will meet the obligations of the TPS with the interest and principal ProAssurance pays to the Trust on the Subordinated Debentures. ProAssurance is not the primary beneficiary of the Trusts, and, therefore, in accordance with the provisions of FIN 46, the Trusts are not consolidated by ProAssurance. ProAssurance's equity investment in the Trusts is included in other assets and the Subordinated Debentures payable to the Trusts are included as long-term debt in the accompanying Consolidated Balance Sheets.

      The Subordinated Debentures and the TPS have the same maturities and other applicable terms and features. They are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus 3.85%, adjustable and payable quarterly, with a maximum rate within the first five years of 12.5%. ProAssurance has the right under the Subordinated Debentures to extend interest payment periods up to twenty consecutive quarterly periods, and as a consequence, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) during any such extended interest payment periods. ProAssurance may not pay any shareholder dividends during any extended interest payment period or at any time ProAssurance is in default under the Subordinated Debenture. The Subordinated Debentures and the TPS have stated maturities of thirty years but may be redeemed at any time after five years. The Subordinated Debentures do not require ProAssurance to maintain minimum financial covenants.

      ProAssurance received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $44.9 million. Issue costs of $1.5 million were capitalized and are being amortized over five years as a component of amortization expense. The proceeds are available for general corporate purposes, including providing statutory capital for ProAssurance's professional liability insurance subsidiaries.

      ProAssurance has guaranteed that amounts paid to the Trusts related to the Subordinated Debentures will be remitted to the holders of the TPS. The guarantee, when taken together with the obligations of ProAssurance under the Subordinated Debentures, the Indenture pursuant to which the Subordinated Debentures were issued, and the related trust agreements (including its obligations to pay related trust cost, fees, expenses, debts and other obligations of the Trusts other than with respect to the TPS and the common securities of the Trusts), provide a full and unconditional guarantee of amounts due on the TPS. The amounts guaranteed are not expected to at any time exceed the obligations of the Subordinated Debentures, and no additional liability has been recorded related to the TPS or the guarantee.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

8. STOCKHOLDERS' EQUITY

      At June 30, 2004 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At June 30, 2004 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

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

10. MINORITY INTEREST

      On January 29, 2003 ProAssurance's indirect subsidiary, MEEMIC Holdings, Inc. (MEEMIC Holdings) repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational Insurance Company. MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire 1,062,298 shares of its common stock, to pay for outstanding options representing 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings' cash and investment resources. As a result of the transaction MEEMIC Holdings became a wholly-owned indirect subsidiary of ProAssurance. Minority interest shown in the 2003 Consolidated Statements of Income is the income attributable (16%) to the MEEMIC Holdings minority interest for the period from January 1, 2003 to January 29, 2003. MEEMIC Holdings is the 100% owner of MEEMIC Insurance Company.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

11. EARNINGS PER SHARE

      The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts are in thousands, except per share data):

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30                    JUNE 30
                                                  ------------------         ----------------
                                                  2004        2003           2004        2003
                                                  ----        ----           ----        ----
Numerator - Basic and Diluted:
    Net income                                   $15,804     $ 8,792        $31,785     $15,141
                                                 -------     -------        -------     -------

Denominator - Basic:
    Weighted average number of common
        shares outstanding                        29,158      28,943         29,138      28,919
                                                 =======     =======        =======     =======

Denominator - Diluted:
    Weighted average number of common
        shares outstanding                        29,158      28,943         29,138      28,919
    Assumed conversion of dilutive stock
        options and awards                           265         211            254         160
                                                 -------     -------        -------     -------
    Diluted weighted average equivalent shares    29,423      29,154         29,392      29,079
                                                 =======     =======        =======     =======

Earnings per share:
    Basic                                        $  0.54     $  0.30        $  1.09     $  0.52
                                                 =======     =======        =======     =======
    Diluted                                      $  0.54     $  0.30        $  1.08     $  0.52
                                                 =======     =======        =======     =======

      In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed conversion of dilutive stock options. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Typically, options are not dilutive when the strike price of the option is very close to or below the average share price during the quarter. For the periods ending June 30, 2004 and 2003, approximately 100 and 3,000 employee stock options, respectively, were not considered to be dilutive because the strike price of the options was below the average ProAssurance share price during the quarter.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

12. VARIABLE INTEREST ENTITIES

      ProAssurance has adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN
46); however, the adoption has no significant effect on the financial statements of ProAssurance.

      ProAssurance holds passive investments in four limited partnerships/limited liability companies that are considered to be variable interest entities (VIE's) under FIN 46 guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46. These investments are included in Other Investments and total $39.1 million at June 30, 2004 and $37.1 million at December 31, 2003. The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. For three of the entities, ProAssurance's investment represents an ownership interest that is less than 10%. ProAssurance's investment in the remaining entity represents an ownership interest of about 33%. ProAssurance's involvement with two of the entities originated in 2000; one in 2002, and one in 2003. ProAssurance's maximum loss exposure relative to each of the entities is limited to the carrying value of ProAssurance's investment in the entity.

      ProAssurance also holds all the voting securities issued by two trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II, that are considered to be VIE's. See Note 7. The Trusts are not consolidated because ProAssurance is not the primary beneficiary of either trust. Accordingly, within the accompanying June 30, 2004 condensed consolidated balance sheet, the Subordinated Debentures issued by ProAssurance to the Trusts are included in long-term debt, and ProAssurance's $1.4 million equity investment in the Trusts is included in other assets.

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

CRITICAL ACCOUNTING POLICIES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). Preparation of these financial statements requires us to make estimates and assumptions in certain circumstances that affect the amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected from time-to-time by the need to make accounting adjustments reflecting changes in these estimates and assumptions. Management considers an accounting estimate to be critical if:

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

REINSURANCE

      Our receivable from reinsurers represents our estimate of the amount of our future loss payments that will be recoverable from our reinsurers. These estimates are based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is a percentage of the losses reimbursed under the agreement. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers is based upon public financial statements and rating agency data as well as our experience in collecting amounts billed to reinsurers. Any adjustments necessary are reflected in then current operations. Due to the size of our receivable from reinsurers, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the change is made. At June 30, 2004, we considered all of our receivable from reinsurers to be collectible.

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

      We evaluate the securities in our available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other-than-temporary declines. Some of the factors we consider in the evaluation of our investments are:

      - the extent to which the market value of the security is less than its cost basis;

      - the length of time for which the market value of the security has been less than its cost basis;

      - the financial condition and near-term prospects of the security's issuer, taking into consideration the economic prospects of the issuers' industry and geographical region, to the extent that information is publicly available; and

      - our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

      A decline in the fair value of an available-for-sale security below cost that we judge to be other-than-temporary is recorded as a net realized investment loss in the current period statement of income and reduces the cost basis of the security. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the security.

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

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

      Our primary need for liquid funds is to pay losses and operating expenses in the ordinary course of business and to meet our debt service requirements. Our operating activities provided positive cash flow of $172 million for the six months ended June 30, 2004 as compared to $140 million for the six months ended June 30,

      2003. As in the prior year, our operating cash flows are primarily derived from net investment income received and from the excess of premiums collected over paid net losses and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. In periods of business growth, premium collections generally exceed losses paid. Premium growth is the primary reason for the 2004 increase in cash flow from operating activities.

      We believe that premium adequacy is critical to our long-term liquidity. We continually review rates, particularly professional liability rates, and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We achieved average overall rate increases of 18% during the first half of 2004 and 28% during each of the years ended December 31, 2003 and 2002. We are unable to predict whether we will continue to receive approval for our rate filings.

      We held cash and cash equivalents of approximately $35.7 million at June 30, 2004 as compared to $47.1 million at December 31, 2003. We transfer most of the cash generated from operations into our investment portfolio, primarily into investment grade fixed maturity securities. Our total investments increased from $2.056 billion at December 31, 2003 to $2.234 billion at June 30, 2004, due to the investment of funds generated from operating activities and the investment of $44.9 million in net proceeds from the sale of trust preferred securities.

      Fixed maturity securities comprise more than 87% of total investments at June 30, 2004 and December 31, 2003. At June 30, 2004 fixed maturity securities had a fair value of $2.019 billion as compared to $1.791 billion at December 31, 2003. The increase since December 31, 2003 reflects the investment of cash generated from operations, the transfer of funds from short-term investments and cash and cash equivalents and the investment of funds obtained from the sale of trust preferred securities in 2004, offset by a decline in unrealized gains. Our investment in short-term securities decreased by $52.3 million at June 30, 2004 as compared to December 31, 2003 primarily because funds were transferred to higher yielding fixed maturity investments.

      Substantially all of our fixed maturities are either United States government or agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA," at June 30, 2004. Our fixed maturities are purchased with the intent to hold such investments to maturity; however, we consider these securities as available-for-sale because we may dispose of the securities prior to their maturity in order to meet the Company's then current objectives. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at June 30, 2004 is 3.8 years. We regularly evaluate the interest rate environment, and adjust our duration targets to maximize investment yield.

      Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates may also affect the fair value of our fixed maturity securities. Net before tax unrealized gains related to our available-for-sale securities decreased by $41.8 million at June 30, 2004 as compared to December 31, 2003 primarily because average bond yields increased and prices declined during 2004. For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see "Item 7A Quantitative and Qualitative Disclosures about Market Risk."

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

      We have not experienced any difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.

      As our premiums have grown, so has our need for capital to support our insurance operations and maintain our ratings. We have experienced significant growth with respect to our professional liability premiums and expect continued growth throughout the remainder of 2004. This growth has primarily come as a result of increased prices but is also a result of reduced competition in the professional liability market.

      In recent years, we have taken actions to obtain additional capital for general corporate purposes, including supporting growth by our insurance subsidiaries. Since late 2002 we have contributed approximately $56.0 million to the capital of our professional liability insurance subsidiaries to support the growth in insurance operations.

      In late 2002, we raised $46.5 million through the sale of our common stock in an underwritten public offering. In early July 2003 we received $104.6 million from the issuance of twenty-year 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized $67.5 million of the net proceeds to repay our term loan and did not replace the related line of credit.

      In April and May 2004, we formed two business trusts (the Trusts) as the holder of all voting securities issued by the trusts; the sole purpose of the Trusts being to issue, in private placement transactions, $45.0 million of trust preferred securities (TPS) and use the proceeds thereof, together with the equity proceeds that we contributed upon formation of the Trusts, to purchase our $46.4 million variable rate subordinated debentures (Subordinated Debentures), which are the only assets of the trusts. The terms and maturities of the Subordinated Debentures mirror those of the TPS. The Trust will meet the obligations of the TPS with the interest and principal we pay to the Trust related to the Subordinated Debentures.

      Both the Subordinated Debentures and the TPS mature thirty years from issuance, are redeemable at our option any time after five years, and bear interest, payable quarterly, at a variable rate based on the London Interbank Offered Rate ("LIBOR") plus 3.85%. See Note 7 of the Notes to the Condensed Consolidated Financial statements included herein for a more detailed description of the subordinated debentures.

      We received net proceeds from the trust preferred transactions, after commissions paid to placement agents, of $44.9 million. The proceeds are available for general corporate purposes, including providing statutory capital for our professional liability insurance subsidiaries.

      We filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) that would allow us to offer from time-to-time up to $250 million in common stock, preferred stock or debt securities. We may sell any class of the registered securities or combinations thereof in one or more separate offerings at a total price up to the amount registered with the amount, price and terms of the securities sold in each offering to be determined at the time of sale. We have no present commitments to sell securities under the shelf registration. Our ability to sell any of these securities will depend in part on our ability to continue profitable operations and maintain the credit ratings assigned to us by A.M. Best and Standard & Poor's. Any sale would require us to file a supplemental prospectus that specifies the terms of the securities to be sold. If securities are sold, we expect that the net proceeds will be used for general corporate purposes, which may include contributions to the capital and surplus of our subsidiaries, the repurchase of outstanding debt securities, or the repayment of other indebtedness. The registration statement was filed on February 9, 2004. We currently do not have any specific plans to sell securities under the statement.

OFF BALANCE SHEET ARRANGEMENTS AND GUARANTEES

      We are not the primary beneficiary of either of the Trusts created in the TPS transactions and therefore, in accordance with the provisions of FIN 46, the Trusts are not included in our consolidated financial statements.

      The Subordinated Debentures are payable to the Trusts and are included in our condensed consolidated financial statements as long term debt. We have issued guarantees that amounts paid to the Trusts related to the Subordinated Debentures will subsequently be remitted to the holders of the TPS. The amounts guaranteed are not expected to at any time exceed our obligations under the Subordinated Debentures, and we have not recorded any additional liability related to the TPS or the guarantee.

OVERVIEW

      ProAssurance Corporation is an insurance holding company and its operating results are almost entirely derived from the operations of its insurance subsidiaries. ProAssurance operates in two industry segments: professional liability insurance and personal lines insurance.

      The professional liability segment is our largest segment, representing over 73% of 2004 year-to- date gross written premiums and approximately 83% of total assets at June 30, 2004. This segment principally provides liability insurance for providers of health care services in the South and Midwest, and, to a limited extent, providers of legal services in the Midwest. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc. We also write professional liability insurance through Medical Assurance of West Virginia, Inc.

      Our personal lines segment provides personal property and casualty insurance primarily to members of the educational community and their families in the state of Michigan. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company (MEEMIC).

      Revenues and expenses are attributable to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent. Operating results by segment for the three and six month periods ended June 30, 2004 and 2003 are summarized below.

                                                          Three Months Ended                 Six Months Ended
                                                               June 30                            June 30
                                                          ------------------                 -----------------
                                                                                 Increase                             Increase
                                                            2004        2003     (Decrease)    2004       2003       (Decrease)
                                                            ----        ----     ----------    ----       ----       ----------
                                                                                     $ In thousands
Income before income taxes and minority interest:
        Professional Liability Segment                   $ 11,868    $  2,940     $ 8,928    $ 22,724    $  4,265     $ 18,459
        Personal Lines Segment                              9,684       8,644       1,040      20,540      15,897        4,643
        Corporate (unallocated to
           segments)                                         (752)       (484)       (268)     (1,139)     (1,000)        (139)
                                                         --------    --------     -------    --------    --------     --------
                  Consolidated                           $ 20,800    $ 11,100     $ 9,700    $ 42,125    $ 19,162     $ 22,963
                                                         ========    ========     =======    ========    ========     ========

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

      Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected several years before the related losses are paid. Additionally, we consider realized capital gains to be a significant part of our investment strategy and realized capital gains and losses can have a substantial effect on our revenues. Prevailing market interest rates have been at historically low levels in recent years reducing our investment income. The decline in investment income somewhat offsets any improvement that results from premium increases. In an attempt to mitigate that risk, we take interest rates into account as we develop our rates.

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

      Losses are the largest component of expense for both the professional liability segment and the personal lines segment. Our consolidated net loss ratio (the income statement line "Net losses and loss adjustment expenses" divided by the income statement line "Net premiums earned") for the six months ended June 30, 2004 is 83.5%, reflecting a net loss ratio of 91.3% for the professional liability segment and 62.2% for the personal lines segment. As discussed in critical accounting policies, net losses in any period reflects our estimate of net losses related to the premiums earned in that period as well as any changes to our estimates of the reserve required for net losses of prior periods.

RESULTS OF OPERATIONS-THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

      For the three month period ended June 30, 2004, our consolidated net income is $15.8 million, or $0.54 per diluted share as compared to $8.8 million or $0.30 per diluted share for the same period in 2003. For the six month period ended June 30, 2004, our consolidated net income is $31.8 million, or $1.08 per diluted share, as compared to $15.1 million or $0.52 per diluted share for the same period in 2003. Results for each period are summarized in the table below.

                                                  Three Months Ended                   Six Months Ended
                                                        June 30                             June 30
                                                 --------------------    Increase    ---------------------     Increase
                                                   2004        2003     (Decrease)     2004        2003       (Decrease)
                                                   ----        ----     ----------     ----        ----       ----------
                                                                             $ In thousands
Revenues:

    Gross premiums written                       $163,756    $157,806    $  5,950     $382,483    $360,466    $ 22,017
                                                 ========    ========    ========     ========    ========    ========

    Net premiums written                         $144,253    $138,278    $  5,975     $339,715    $317,214    $ 22,501
                                                 ========    ========    ========     ========    ========    ========

    Net premiums earned                           165,897     147,684      18,213      333,739     285,880      47,859
    Net investment income                          20,683      17,844       2,839       40,534      35,092       5,442
    Net realized investment gains
     (losses)                                         626       1,706      (1,080)       4,283       2,713       1,570
    Other income                                    1,232       1,891        (659)       2,243       3,550      (1,307)
                                                 --------    --------    --------     --------    --------    --------
Total revenues                                    188,438     169,125      19,313      380,799     327,235      53,564
                                                 --------    --------    --------     --------    --------    --------
Expenses:

    Net losses and loss adjustment
     expenses                                     136,779     131,300       5,479      278,700     256,348      22,352
    Underwriting, acquisition and
     insurance expenses                            29,367      26,234       3,133       57,339      50,656       6,683
    Interest expense                                1,492         491       1,001        2,635       1,069       1,566
                                                 --------    --------    --------     --------    --------    --------
Total expenses                                    167,638     158,025       9,613      338,674     308,073      30,601
                                                 --------    --------    --------     --------    --------    --------
Income before income taxes                         20,800      11,100       9,700       42,125      19,162      22,963
Income taxes (benefit)                              4,996       2,308       2,688       10,340       3,840       6,500
                                                 --------    --------    --------     --------    --------    --------
Income before minority interest                    15,804       8,792       7,012       31,785    $ 15,322      16,463
Less: Minority interest                                 -           -           -            -         181         181
                                                 --------    --------    --------     --------    --------    --------
Net income                                       $ 15,804    $  8,792    $  7,012     $ 31,785      15,141    $ 16,644
                                                 ========    ========    ========     ========    ========    ========
Net loss ratio *                                     82.4%       88.9%       (6.5%)       83.5%       89.7%       (6.2%)
Underwriting expense ratio *                         17.7%       17.8%       (0.1%)       17.2%       17.7%       (0.5%)
                                                 --------    --------    --------     --------    --------    --------
Combined ratio                                      100.1%      106.7%       (6.6%)      100.7%      107.4%       (6.7%)
Less: Investment income ratio *                      12.5%       12.1%        0.4%        12.1%       12.3%       (0.2%)
                                                 --------    --------    --------     --------    --------    --------
Operating ratio                                      87.6%       94.6%       (7.0%)       88.6%       95.1%       (6.5%)
                                                 ========    ========    ========     ========    ========    ========

* Ratios shown are expressed as a ratio of net premiums earned.

                          JUNE 30      December 31
                           2004           2003
                           ----           ----
                             $ In thousands

Total assets             $3,069,678    $2,879,352
                         ==========    ==========
Net reserve for losses   $1,482,509    $1,369,773
                         ==========    ==========

      The operating results of each of our reportable industry segments are discussed separately in the following sections. Revenues and expenses are attributed to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent.

      Our effective tax rate for each period is significantly lower than the expected 35% statutory rate because a considerable portion of our net investment income is tax-exempt. During the three and six month periods ended June 30, 2004, our income included tax-exempt income of $5.0 million and $9.3 million, respectively. During the three and six month periods ended June 30, 2003, our income included tax-exempt income of $3.7 million and $7.9 million, respectively.

PROFESSIONAL LIABILITY SEGMENT

      Selected financial data for our professional liability segment for the three and six months ended June 30, 2004 and 2003 are summarized in the table below.

                                                    Three Months Ended                      Six Months Ended
                                                         June 30                                June 30
                                                  ---------------------      Increase     -------------------    Increase
                                                    2004          2003      (Decrease)    2004       2003       (Decrease)
                                                    ----          ----      ----------    ----       ----       ----------
                                                                                $ In thousands
Revenues:

    Gross premiums written                        $ 107,995     $107,567    $    428     $277,733    $265,816    $ 11,917
                                                  =========     ========    ========     ========    ========    ========
    Net premiums written                          $  94,713     $ 91,967    $  2,746     $246,996    $230,790    $ 16,206
                                                  =========     ========    ========     ========    ========    ========
    Premiums earned                               $ 133,371     $121,856    $ 11,515     $271,794    $238,754    $ 33,040
    Less: premiums ceded                             12,767       16,689      (3,922)      27,633      35,350      (7,717)
                                                  ---------     --------    --------     --------    --------    --------
    Net premiums earned                             120,604      105,167      15,437      244,161     203,404      40,757
    Net investment income                            17,791       15,379       2,412       35,090      29,991       5,099
    Net realized investment gains                       (44)       1,780      (1,824)       2,883       2,612         271
    Other income                                        576        1,365        (789)         999       2,558      (1,559)
                                                  ---------     --------    --------     --------    --------    --------
Total revenues                                      138,927      123,691      15,236      283,133     238,565      44,568
                                                  ---------     --------    --------     --------    --------    --------
Expenses:
    Loss and loss adjustment
     expenses                                       117,092      117,187         (95)     240,899     231,189       9,710
    Less: reinsurance recoveries                      9,279       13,239      (3,960)      17,879      29,187     (11,308)
                                                  ---------     --------    --------     --------    --------    --------
    Net losses and loss adjustment
     expenses                                       107,813      103,948       3,865      223,020     202,002      21,018
    Underwriting, acquisition and
     insurance expenses                              19,246       16,803       2,443       37,389      32,298       5,091
                                                  ---------     --------    --------     --------    --------    --------
Total expenses                                      127,059      120,751       6,308      260,409     234,300      26,109
                                                  ---------     --------    --------     --------    --------    --------
Income before income taxes                        $  11,868     $  2,940    $  8,928     $ 22,724    $  4,265    $ 18,459
                                                  =========     ========    ========     ========    ========    ========

Net loss ratio *                                       89.4%        98.8%       (9.4%)       91.3%       99.3%       (8.0%)
Underwriting expense ratio *                           16.0%        16.0%         --%        15.3%       15.9%       (0.6%)
                                                  ---------     --------    --------     --------    --------    --------
Combined ratio                                        105.4%       114.8%       (9.4%)      106.6%      115.2%       (8.6%)
Less: Investment income ratio *                        14.8%        14.6%        0.2%        14.4%       14.7%       (0.3%)
                                                  ---------     --------    --------     --------    --------    --------
Operating ratio                                        90.6%       100.2%       (9.6%)       92.2%      100.5%       (8.3%)
                                                  =========     ========    ========     ========    ========    ========

* Ratios shown are expressed as a percentage of net premiums earned.

                                JUNE 30    December 31
                                  2004        2003
                                  ----        ----
                                    $ In thousands

Identifiable segment assets   $2,541,824    $2,413,043
                              ==========    ==========

Net reserve for losses        $1,410,544    $1,298,458
                              ==========    ==========

Premiums

Premiums written

      Written premium can vary from period to period for a number of reasons. Some of the more common differences result from changes to premium rates, the volume of new business written during the period, the loss of business to competitors or due to our own underwriting decisions, and the percentage of our policies that renew, which may also affect the level of tail premiums written. Strategic factors, such as our decision to convert our remaining occurrence policies to claims-made coverage, may also affect written premiums from period to period. The effect of any of these changes also varies by the proportion of policies written or renewed during each period in the various geographical regions and classes of business in which we operate.

      Premiums written for the professional liability segment increased by $428,000 for the three months and $11.9 million for the six months ended June 30, 2004 as compared to the same periods in 2003.

      As rate adequacy has improved, we have required lower rate increases in some states. Renewals during the second quarter have been at rates that are approximately 15% higher than expiring rates whereas renewals during first quarter of 2004 and all of 2003 were at least 20% higher than expiring rates.

      We have continued to convert our remaining occurrence policies to claims-made policies. First-year claims-made coverage has a significantly lower premium than occurrence coverage due to lower loss exposure. This process, which we began in 2003, is substantially complete at June 30, 2004. A majority of our occurrence policyholders accepted the conversion to claims-made coverage. The conversion reduced 2004 premiums written as compared to 2003 by approximately $2.2 million in the three month period and $9.4 million for the six month period.

      As compared to the same periods in 2003, we wrote $1.6 million less "tail" premiums in the second quarter of 2004 as compared to the second quarter of 2003. Tail premium provides coverage for incurred but not reported claims of specific prior periods and is written to physicians that are discontinuing their claims-made coverage with us. We prefer not to write tail coverage due to the occurrence-like loss liability that it creates, but the decision to purchase this coverage is the option of the departing policyholder. Premiums written for this coverage can vary significantly from period to period.

Premiums earned

      Premiums earned for the professional liability segment increased $11.5 million for the three months and $33.0 million for the six months ended June 30, 2004 as compared to the same periods in 2003. Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written and the increase in 2004 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003. Thus earned premiums have increased at varying levels for the reasons discussed in the section on premiums written.

Premiums ceded

      Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded decreased by $3.9 million and $7.7 million for the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003 primarily because we have reduced the portion of our losses that we cede to our reinsurers. Beginning in October 2002 we increased our retention levels for virtually all medical liability losses from as low as $250,000 to $1.0 million. This has the effect of reducing ultimate premiums ceded. Premiums ceded for the three and six month periods ended June 30, 2004 fully reflect the effects of this change in retention levels, whereas the change had a less significant effect on premiums ceded for the three and six month periods ended June 30, 2003.

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

      The following table summarizes professional liability net losses and net loss ratios for the three and six month periods ended June 30, 2004 and 2003 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                               Three Months Ended                  Six Months Ended
                                                                  June 30                             June 30
                                                        ------------------------------         -------------------------
                                                            2004               2003            2004              2003
                                                            ----               ----            ----              ----
                                                                                 $ In Thousands
Net losses:

    Current accident year                               $   107,813      $    103,198       $   223,020     $    201,252
    Change in prior accident years net losses                     -               750                 -              750
                                                        -----------      ------------       -----------     ------------
Calendar year net losses                                $   107,813      $    103,948       $   223,020     $    202,002
                                                        ===========      ============       ===========     ============
Net loss ratio attributable to:

    Current accident year                                      89.4%             98.1%            91.3%             98.9%
    Change in prior accident years losses                         -               0.7%               -               0.4%
                                                        -----------      ------------       -----------     ------------
Calendar year net loss ratio                                   89.4%             98.8%            91.3%             99.3%
                                                        ===========      ============       ===========     ============

      Current accident year net losses increased by $4.6 million and $21.8 million for the three and six months ended June 30, 2004 as compared to same periods of 2003. There is little change in the number of insured risks during 2004 as compared to 2003; net losses increased during 2004 primarily because of higher loss costs. The current accident year net loss ratio for the three months ended June 30, 2004, as compared to the same period in 2003, has decreased from 98.1% to 89.4%. The current accident year net loss ratio for the six months ended June 30, 2004 decreased to 91.3% as compared to 98.9% for the same period in 2003. The 2004 loss ratios are lower than the 2003 ratios primarily because premium rates increased at a faster pace than did loss costs.

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

      Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected some years before the related losses are paid. Our net investment income increased by $2.4 million and $5.1 million, respectively, for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003. The increase in investment income primarily resulted from higher average invested funds in 2004. Offsetting the positive effect of additional invested funds is a decline in our average yield on fixed maturity investments. Because prevailing market interest rates have remained low, new and matured funds have been invested at yields that are lower than the average yield of our fixed maturity portfolio. Additionally, during 2004 we have increased our average investment in tax-exempt securities and, on a before-tax basis, yields on tax-exempt securities are lower than yields on taxable securities. The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of our professional liability segment fixed maturity investments is 4.4% during both the three and six month periods ended June 30, 2004 as compared to 4.8% and 4.9%, respectively, for the same periods in 2003.

      The investment income ratio, defined as net investment income as a percentage of net premiums earned, for the three and six month periods ended June 30, 2004 is 14.8% and 14.4% respectively, as compared to ratios of 14.6% and 14.7%, respectively, for the three and six month periods ended June 30, 2003, respectively. These ratio changes result from both the premium changes and the changes in investment income, all of which are discussed above.

      Net realized investment gains decreased by $1.8 million and increased by $0.3 million, respectively, for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003. The increase primarily resulted from gains realized on the sale of fixed maturity securities. We sell these securities from time to time in order to manage our liquidity needs and to achieve various investment management objectives, including maximizing total yields on certain securities. The components of net realized investment gains are shown in the following table.

                                               Three Months Ended      Six Months Ended
                                                   June 30                 June 30
                                               ------------------    -------------------
                                                 2004       2003       2004       2003
                                                 ----       ----       ----       ----
                                                             $ In thousands
Net gains (losses) from sales                   $(32)     $ 1,813    $ 2,886    $ 2,934
Other-than-temporary impairment losses             -          (33)         -       (322)
Holding gains (losses) on trading portfolio      (12)           -         (3)         -
                                                ----      -------    -------    -------
Net realized investment gains (losses)          $(44)     $ 1,780    $ 2,883    $ 2,612
                                                ====      =======    =======    =======

Underwriting, Acquisition and Insurance Expenses

      Underwriting, acquisition and insurance expenses increased by $2.4 million and $5.1 million, respectively, for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003. These expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, facility costs and guaranty fund assessments. The 2004 increase in expenses reflects higher variable costs incurred as a result of premium growth as well as higher costs for salaries, benefits, and professional fees.

      The underwriting expense ratio is the total of underwriting, acquisition and insurance expenses divided by net premiums earned. This ratio is 16.0% and 15.3%, respectively, for the three and six month periods ended June 30, 2004 as compared to 16.0% and 15.9%, respectively, for the same periods in 2003.

      Guaranty fund assessments are amounts we are required to contribute to state insolvency or guaranty fund associations when so assessed by the state. Such assessments can and do vary significantly from period to period. Guaranty fund assessments were approximately $124,000 and $283,000, respectively, for the three and six month periods ended June 30, 2004 as compared to approximately $113,000 and $224,000 for the respective periods in 2003.

PERSONAL LINES SEGMENT

      Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company. Selected financial data for our personal lines segment is summarized in the table below.

                                      Three Months Ended                   Six Months Ended
                                           June 30                             June 30
                                     -------------------     Increase     ------------------     Increase
                                       2004       2003      (Decrease)    2004         2003     (Decrease)
                                       ----       ----      ----------    ----         ----     ----------
                                                                $ In thousands
Revenues:

    Gross premiums written           $55,761    $ 50,239     $  5,522     $104,750    $94,650    $ 10,100
                                     =======    ========     ========     ========    =======    ========

    Net premiums written             $49,540    $ 46,311     $  3,229     $ 92,719    $86,424    $  6,295
                                     =======    ========     ========     ========    =======    ========
    Premiums earned                  $51,499    $ 46,434     $  5,065     $101,604    $90,689    $ 10,915
    Less: Premiums ceded               6,206       3,917        2,289       12,026      8,213       3,813
                                     -------    --------     --------     --------    -------    --------
    Net premiums earned               45,293      42,517        2,776       89,578     82,476       7,102
    Net investment income              2,791       2,458          333        5,297      5,032         265
    Net realized investment
     gains (losses)                       31         (74)         105           51        101         (50)
    Other income                         656         526          130        1,244        992         252
                                     -------    --------     --------     --------    -------    --------
Total revenues                        48,771      45,427        3,344       96,170     88,601       7,569
                                     -------    --------     --------     --------    -------    --------
Expenses:
    Loss and loss adjustment
        expenses                      44,618      53,369       (8,751)      73,484     85,013     (11,529)
    Less: Reinsurance recoveries      15,652      26,017      (10,365)      17,804     30,667     (12,863)
                                     -------    --------     --------     --------    -------    --------
    Net losses and loss adjustment
        expenses                      28,966      27,352        1,614       55,680     54,346       1,334
    Underwriting, acquisition and
        insurance expenses            10,121       9,431          690       19,950     18,358       1,592
                                     -------    --------     --------     --------    -------    --------
Total expenses                        39,087      36,783        2,304       75,630     72,704       2,926
                                     -------    --------     --------     --------    -------    --------
Income before income taxes and
        minority interest            $ 9,684    $  8,644     $  1,040     $ 20,540    $15,897    $  4,643
                                     =======    ========     ========     ========    =======    ========

Net Loss ratio *                        64.0%       64.3%        (0.3%)       62.2%      65.9%       (3.7%)
Underwriting expense ratio *            22.3%       22.2%         0.1%        22.3%      22.3%         --%
                                     -------    --------     --------     --------    -------    --------
Combined ratio                          86.3%       86.5%        (0.2%)       84.5%      88.2%       (3.7%)
Less: Investment income ratio *          6.2%        5.8%         0.4%         5.9%       6.1%       (0.2%)
                                     -------    --------     --------     --------    -------    --------
Operating ratio                         80.1%       80.7%        (0.6%)       78.6%      82.1%       (3.5%)
                                     =======    ========     ========     ========    =======    ========

* Ratios shown are expressed as a percentage of net premiums earned.

                               JUNE 30    December 31
                                2004         2003
                                ----         ----
                                  $ In thousands
Identifiable segment assets   $457,642     $431,264
                              ========     ========

Net reserves for losses       $ 71,966     $ 71,315
                              ========     ========

Premiums

Premiums written

      Gross premiums written for the three and six month periods ended June 30, 2004, increased by $5.5 million and $10.1 million, respectively, as compared to the same periods ended June 30, 2003. Premiums by line of business for each period are as follows.

                                           Three Months Ended                  Six Months Ended
                                                 June 30                            June 30
                                       --------------------------          --------------------------
                                          2004             2003              2004             2003
                                          ----             ----              ----             ----
                                                               $ In millions
Automobile                              $    43.9        $    40.2         $    85.3        $    78.4
Homeowners                                   11.5              9.7              19.0             15.8
Boat and umbrella                             0.4              0.3               0.5              0.5
                                        ---------        ---------         ---------        ---------
                                        $    55.8        $    50.2         $   104.8        $    94.7
                                        =========        =========         =========        =========

      Automobile premiums increased in 2004 primarily because the number of vehicles insured increased by 5.0%. Also, the values of insured autos increased in addition to rate increases of 1.1% and 0.6% that became effective April 1, 2004 and October 1, 2003, respectively.

      Homeowners premiums increased during 2004 due to 11.3% growth in the number of homes insured, increases in the value of those homes, and rate increases of 3.7% and 7.6% that became effective April 1, 2004 and 2003, respectively.

Premiums earned

      Premiums earned increased by $5.1 million and $10.9 million, respectively, for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003. Premiums are earned pro rata over the entire policy period after the policy is written. The increases in 2004 earned premiums therefore reflect on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003. Thus earned premiums have increased as discussed in the section on premiums written.

Premiums ceded

      Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded increased for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003. The increases are due primarily to the increased volume of our business and increased mandatory assessments charged by the Michigan Catastrophic Claims Association for which a corresponding amount is charged to policyholders in premiums.

Losses and Loss Adjustment Expenses

      The following table summarizes personal lines net losses and net loss ratios for the three and six month periods ended June 30, 2004 and 2003 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                    Three Months Ended          Six Months Ended
                                                         June 30                     June 30
                                                 ------------------------    ----------------------
                                                   2004         2003          2004           2003
                                                   ----         ----          ----           ----
                                                                   $ In thousands
Net losses:

    Current accident year                       $  31,966   $    29,424   $    61,174   $     57,806
    Change in prior accident years net losses      (3,000)       (2,072)       (5,494)        (3,460)
                                                ---------   -----------   -----------   ------------
Calendar year net losses                        $  28,966   $    27,352   $    55,680   $     54,346
                                                =========   ===========   ===========   ============

Net loss ratio attributable to:

    Current accident year                            70.6%        69.2%       68.3%             70.1%
    Change in prior accident years losses            (6.6%)       (4.9%)      (6.1%)            (4.2%)
                                                ---------   -----------   -----------   ------------
Calendar year net loss ratio                         64.0%        64.3%       62.2%             65.9%
                                                =========   ===========   ===========   ============

      Current accident year net losses for the three and six month periods ended June 30, 2004 increased by $2.5 million and $3.4 million, respectively, as compared to the same periods in 2003. The increases in total net losses are due to a greater number of insureds in 2004. The increase in net loss ratio for the three months ended June 30, 2004 compared to the same period in 2003 is due to increased water damage claims from severe thunderstorms in May 2004. The decrease in net loss ratio for the six months ended June 30, 2004 compared to the same period in 2003 is due to a reduction in the number of auto collision claims during the first six months of 2004 relative to the level of premiums earned.

      We reduced prior accident years' net losses during both 2004 and 2003 as a result of favorable developments in our estimates of prior years' auto liability reserves.

Net Investment Income and Net Realized Investment Gains (Losses)

      Our net investment income is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalents and equity investments, net of investment expenses.

      Investment income as a percent of net premiums earned for the three and six month periods ended June 30, 2004 is 6.2% and 5.9%, respectively, as compared to ratios of 5.8% and 6.1%, respectively, for the three and six month periods ended June 30, 2003.

      The weighted average tax equivalent book yield (tax adjusted gross earnings divided by the average quarterly ending book value) of the personal lines segment fixed maturity investments is 5.4% and 5.3% for the three and six month periods ended June 30, 2004, respectively, as compared to 5.7% and 5.9% for the same respective periods in 2003. The average yield is reduced as compared to 2003 because market rates available for the investment of new and matured funds were lower in 2004.

      Net realized investment gains and losses for the three and six-month periods ended June 30, 2004 and 2003 did not include any other-than-temporary impairments.

Underwriting, Acquisition and Insurance Expenses

      Underwriting, acquisition and insurance expenses consist of normal, recurring expenses such as commissions, salaries and other expenses. These expenses increased by approximately $0.7 million and $1.6 million for the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003, primarily due to higher underwriting and acquisition costs from premium growth. The underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) is 22.3% for both the three and six month periods ended June 30, 2004 as compared to 22.2% and 22.3% for the three and six month periods ended June 30, 2003, respectively. Guaranty fund assessments total $125,000 and $250,000 for each of the three and six month periods ended June 30, 2004 and 2003, respectively.

REVENUE AND EXPENSE NOT ATTRIBUTED TO SEGMENTS

      Revenues and expenses not attributed to our operating segments are summarized below.

                                                          Three Months Ended                    Six Months Ended
                                                               June 30                               June 30
                                                          ------------------    Increase      ---------------------     Increase
                                                            2004        2003   (Decrease)       2004        2003       (Decrease)
                                                            ----        ----   ----------       ----        ----       ----------
                                                                                   $ In thousands
Investment revenues directly earned by the
 parent holding company:

        Net investment income                             $  101       $  7       $ 94         $  147       $   69       $   78
        Net realized investment gains                        639          -        639          1,349            -        1,349
                                                          ------       ----       ----         ------       ------       ------
        Total unallocated revenues                           740          7        733          1,496           69        1,427
                                                          ------       ----       ----         ------       ------       ------
Interest expense on debt                                   1,492        491       1001          2,635        1,069        1,566
                                                          ------       ----       ----         ------       ------       ------
Unallocated expense in excess of unallocated
revenues                                                  $  752       $484       $268         $1,139       $1,000       $  139
                                                          ======       ====       ====         ======       ======       ======

      The increase in net investment income is primarily attributable to the investment of the net proceeds from issuance of the trust preferred securities of $43.6 million.

      Interest expense increased during the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 for several reasons. The Debentures issued in July 2003 increased the amount of outstanding long-term debt and carry a higher interest rate than did the bank term loan that was repaid. The Subordinated Debentures issued in April and May, 2004 increased the total amount of debt outstanding.

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

      As of June 30, 2004, our fair value investment in fixed maturity securities was $2.019 billion. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

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

                                     JUNE 30, 2004                    December 31, 2003
                          ---------------------------------------   ----------------------
                           PORTFOLIO       CHANGE IN      MODIFIED  Portfolio    Modified
                            VALUE            VALUE        DURATION    Value      Duration
    Interest Rates        $ MILLIONS       $ MILLIONS      YEARS    $ Millions    Years
    --------------        ----------       ----------      -----    ----------    -----
200 basis point rise        $1,868           $(151)        3.93       $1,664       3.73
100 basis point rise        $1,943           $ (76)        4.02       $1,727       3.63
Current rate *              $2,019           $   -         3.77       $1,791       3.54
100 basis point decline     $2,095           $  76         3.62       $1,854       3.45
200 basis point decline     $2,171           $ 152         3.60       $1,919       3.52

*Current rates are as of June 30, 2004 and December 31, 2003

      At June 30, 2004, the fair value of our investment in preferred stocks was $21.0 million, including net unrealized gains of $0.6 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

      Our cash and short-term investment portfolio at June 30, 2004 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

CREDIT RISK

      We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

      As of June 30, 2004, over 99% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

EQUITY PRICE RISK

      At June 30, 2004 the fair value of our investment in common stocks was $23.5 million, which included net unrealized gains of $3.2 million and net holding gains of approximately $1.7 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of June 30, 2004 would increase the fair value of these securities to $25.9 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $21.2 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

ITEM 4. CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      During the quarter ended June 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Note 9 to the condensed consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

            4.1 ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on May 26, 2004 in original principal amount of $22,682,000.

            4.2 ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on May 12, 2004 in original principal amount of $10,310,000.

            4.3 Amended and Restated Declaration of Trust of ProAssurance Capital Trust II dated as of May 12, 2004.

            4.4 Preferred Securities Guarantee Agreement ProAssurance Capital Trust II dated as of May 12, 2004.

            4.5 Indenture between ProAssurance Corporation and Wilmington Trust Company as Trustee dated as of May 12, 2004.

            31.1 Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

            31.2 Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

            32.1 Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

            32.2 Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

      (b) Reports on Form 8-K.

          ProAssurance filed a Current Report on Form 8-K on April 30, 2004 that furnished information publicly released announcing its placement of $13 million in Trust Preferred Securities.

          ProAssurance filed a Current Report on Form 8-K on May 10, 2004 that furnished the information publicly released regarding its announcement of the company's results for the first quarter ended March 31, 2004.

          ProAssurance filed a Current Report on Form 8-K on May 13, 2004 that furnished information publicly released regarding its announcement of a placement of $10 million in Trust Preferred Securities.

          ProAssurance filed a Current Report on Form 8-K on May 26, 2004 that furnished the information publicly released regarding its announcement of a placement of $22 million in Trust Preferred Securities.

          ProAssurance filed a Current Report on Form 8-K on June 21, 2004 that furnished information publicly released regarding its announcement on A.M. Best's affirmation of the Company's Financial Strength Rating and its core insurance subsidiaries.

      (c) The exhibits required to be filed by Item 15(c) are listed herein in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROASSURANCE CORPORATION

August 4, 2004

                                   /s/ Howard H. Friedman
                                   ---------------------------
                                   Howard H. Friedman, Chief Financial Officer
                                   (Duly authorized officer and principal
                                   financial officer)