Form 10-Q
period 2004-09-30
PROASSURANCE CORP
filed 2004-11-09
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
         SEPTEMBER 30, 2004 or ______

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission file number 0-16533

                            ProAssurance Corporation
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 63-1261433
------------------------------           -------------------------------------
(State or other jurisdiction of          (IRS Employer Identification ID No.)
incorporation of organization)

          100 Brookwood Place, Birmingham, AL                                        35209
-----------------------------------------------------         -----------------------------------------------------
       (Address of principal executive offices)                                    (Zip Code)

                                 (205) 877-4400
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes X  No   .
                                               ---   ---

As of September 30, 2004 there were 29,187,829 shares of the registrant's common stock outstanding.

                            PROASSURANCE CORPORATION
                                    FORM 10Q




                                TABLE OF CONTENTS

Part  I - Financial Information
         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets...........................................................3
                  Condensed Consolidated Statements of Changes in Capital.........................................4
                  Condensed Consolidated Statements of Income.....................................................5
                  Condensed Consolidated Statements of Comprehensive Income (Loss)................................6
                  Condensed Consolidated Statements of Cash Flows.................................................7
                  Notes to Condensed Consolidated Financial Statements............................................8
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........17
         Item 3. Quantitative and Qualitative Disclosures about Market Risk......................................33
         Item 4.  Controls and Procedures........................................................................34
         Forward-Looking Statements..............................................................................35

Part II - Other Information
         Item 1.  Legal Proceedings..............................................................................36
         Item 6.  Exhibits and Reports on 8-K....................................................................36
         Signature...............................................................................................37

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              SEPTEMBER 30       December 31
                                                                          -------------------------------------
                                                                                  2004              2003
                                                                          -------------------------------------

ASSETS
Investments:

   Fixed maturities available for sale, at fair value                          $2,121,710       $  1,790,778
   Equity securities available for sale, at fair value                             34,254             42,136
   Equity securities, trading portfolio, at fair value                              1,276              5,863
   Real estate, net                                                                18,842             17,262
   Short-term investments                                                         104,293            109,680
   Business owned life insurance                                                   53,557             51,706
   Other                                                                           41,951             38,247
                                                                          -------------------------------------
Total investments                                                               2,375,883          2,055,672

Cash and cash equivalents                                                          30,551             47,132
Premiums receivable                                                               138,677            132,255
Receivable from reinsurers on unpaid losses and
   loss adjustment expenses                                                       462,005            444,811
Prepaid reinsurance premiums                                                       18,684             17,651
Deferred taxes                                                                     77,091             73,118
Other assets                                                                      114,280            108,713
                                                                          -------------------------------------

                                                                               $3,217,171         $2,879,352
                                                                          =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                             $2,007,116         $1,814,584
   Unearned premiums                                                              320,936            290,134
   Reinsurance premiums payable                                                    78,124             68,510
                                                                          -------------------------------------
Total policy liabilities                                                        2,406,176          2,173,228
Other liabilities                                                                  65,864             55,030
Long-term debt                                                                    151,406            104,789
                                                                          -------------------------------------
Total liabilities                                                               2,623,446          2,333,047

Commitments and contingencies                                                           -                  -

Stockholders' Equity:
   Common stock, par value $0.01 per share
     100,000,000 shares authorized; 29,309,594 and
     29,226,774 shares issued, respectively                                           293                292
   Additional paid-in capital                                                     313,793            312,030
   Accumulated other comprehensive income, net of deferred tax
     expense of $15,497 and $18,537, respectively                                  28,776             34,422
   Retained earnings                                                              250,919            199,617
                                                                          -------------------------------------
                                                                                  593,781            546,361
   Less treasury stock, at cost, 121,765 shares                                       (56)               (56)
                                                                          -------------------------------------
Total stockholders' equity                                                        593,725            546,305
                                                                          -------------------------------------

                                                                               $3,217,171         $2,879,352
                                                                          =====================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)


                                                               ACCUMULATED OTHER
                                                                 COMPREHENSIVE         RETAINED     OTHER CAPITAL
                                                      TOTAL          INCOME            EARNINGS       ACCOUNTS
                                               ---------------------------------------------------------------------

Balance at December 31, 2003                        $ 546,305        $  34,422         $ 199,617       $  312,266

Net income                                             51,302                -            51,302                -

Change in fair value of securities available
for sale, net of reclassification adjustments
and deferred taxes                                     (5,646)          (5,646)                 -                -

Common stock issued for compensation                    1,599                -                 -            1,599

Common stock options exercised                            165                -                 -              165

                                               ---------------------------------------------------------------------

Balance at September 30, 2004                       $ 593,725        $  28,776         $ 250,919       $  314,030
                                               =====================================================================

                                                                     Accumulated Other
                                                                      Comprehensive     Retained        Other Capital
                                                      Total               Income        Earnings           Accounts
                                               ---------------------------------------------------------------------

Balance at December 31, 2002                        $ 505,194        $  35,545         $ 160,914       $  308,735

Net income                                             24,876                -            24,876                -

Change in fair value of securities available
for sale, net of reclassification adjustments
and deferred taxes                                      5,296            5,296                 -                -

Acquisition of minority interest                          886              886                 -                -

Common stock issued for compensation                    1,073                -                 -            1,073

Common stock options exercised                            342                -                 -              342

                                               ---------------------------------------------------------------------

Balance at September 30, 2003                       $ 537,667        $ 41,727          $ 185,790       $  310,150
                                               =====================================================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                         ------------------------------ ------------------------------
                                                              2004            2003          2004            2003
                                                         --------------- -------------- -------------- ---------------

Revenues:

     Gross premiums written                                $ 217,812       $ 196,750      $ 600,295      $ 557,216
                                                         =============================================================

     Net premiums written                                  $ 198,370       $180,620       $ 538,085      $ 497,834
                                                         =============================================================

     Premiums earned                                       $ 196,185       $ 184,756      $ 569,583      $ 514,199
     Premiums ceded                                           20,839          19,326         60,497         62,889
                                                         -------------------------------------------------------------
     Net premiums earned                                     175,346         165,430        509,086        451,310
     Net investment income                                    22,659          18,301         63,192         53,393
     Net realized investment gains (losses)                    3,063           1,436          7,346          4,149
     Other income                                                827           1,022          3,069          4,572
                                                         -------------------------------------------------------------
Total revenues                                               201,895         186,189        582,693        513,424

Expenses:

     Losses and loss adjustment expenses                     163,583         171,901        477,966        488,103
     Reinsurance recoveries                                   19,302          26,118         54,986         85,972
                                                         -------------------------------------------------------------
     Net losses and loss adjustment expenses                 144,281         145,783        422,980        402,131
     Underwriting, acquisition and insurance expenses         30,355          26,438         87,695         77,094
     Loss on early extinguishment of debt                          -             305              -            305
     Interest expense                                          1,902           1,188          4,537          2,257
                                                         -------------------------------------------------------------
Total expenses                                               176,538         173,714        515,212        481,787
                                                         -------------------------------------------------------------

Income before income taxes and  minority interest             25,357          12,475         67,481         31,637

Provision for income taxes:
     Current expense                                           6,760           4,624         14,414         10,763
     Deferred expense (benefit)                                 (921)         (1,884)         1,765         (4,183)
                                                         -------------------------------------------------------------
                                                               5,839           2,740         16,179          6,580
                                                         -------------------------------------------------------------

Income before minority interest                               19,518           9,735         51,302         25,057

Minority interest                                                  -               -              -            181
                                                         -------------------------------------------------------------

Net income                                                 $  19,518       $  9,735       $  51,302      $  24,876
                                                         =============================================================


Earnings per share:
     Basic                                                 $    0.67       $    0.34      $    1.76      $    0.86
                                                         =============================================================
     Diluted                                               $    0.66       $    0.33      $    1.75      $    0.85
                                                         =============================================================

Weighted average number of common shares outstanding:
     Basic                                                    29,182          28,967         29,153         28,935
                                                         =============================================================
     Diluted                                                  29,400          29,165         29,395         29,108
                                                         =============================================================

See accompanying notes.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30               SEPTEMBER 30
                                                       ------------------------------------------------------
                                                            2004          2003        2004           2003
                                                       ------------------------------------------------------

COMPREHENSIVE INCOME (LOSS):
   Net income                                             $ 19,518      $ 9,735     $ 51,302      $ 24,876
   Change in fair value of securities available
     for sale, net of deferred taxes and minority
       interest                                             22,696       (9,394)      (2,546)        7,849
   Reclassification adjustment for realized
     investment (gains) losses included in income,
       net of taxes                                         (1,195)        (979)      (3,100)       (2,553)
                                                       ------------------------------------------------------

Comprehensive income (loss)                               $ 41,019      $  (638)    $45,656       $ 30,172
                                                       ======================================================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                       -------------------------------
                                                                             2004           2003
                                                                       -------------------------------

       OPERATING ACTIVITIES
       Net cash provided (used) by operating activities                   $  284,784     $  217,336

       INVESTING ACTIVITIES
       Purchases of available-for-sale securities:
            Fixed maturities                                                (958,694)      (916,128)
            Equity                                                              (602)          (864)
       Proceeds from sale or maturity of available-for-sale securities:
            Fixed maturities                                                 610,060        456,971
            Equities                                                           8,869         20,160
       Purchase of other investments                                          (3,150)        (6,750)
       Net decrease in short-term investments                                  5,387        192,228
       Purchase of business owned life insurance                                   -        (50,000)
       Other                                                                  (8,162)        (1,552)
                                                                       -------------------------------

       Net cash provided (used) by investing activities                     (346,292)      (305,935)
                                                                       -------------------------------

       FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt                               46,395        104,641
       Debt issuance costs                                                    (1,491)              -
       Purchase of minority interest                                               -        (33,304)
       Repayment of debt                                                           -        (72,500)
       Other                                                                      23           (398)
                                                                       -------------------------------

       Net cash provided (used) by financing activities                       44,927         (1,561)
                                                                       -------------------------------

       Increase (decrease) in cash and cash equivalents                      (16,581)       (90,160)
       Cash and cash equivalents at beginning of period                       47,132        143,306
                                                                       -------------------------------

       Cash and cash equivalents at end of period                         $   30,551     $   53,146
                                                                       ===============================

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (collectively "ProAssurance"). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance's December 31, 2003 report on Form 10K.

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

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30                 SEPTEMBER 30
                                                      ---------------------------- -----------------------------
                                                          2004           2003          2004           2003
                                                      ------------- -------------- -------------- --------------

Net income, as reported                                 $ 19,518       $ 9,735       $ 51,302       $ 24,876
Add:  Stock-based employee compensation expense
  recognized under APB 25 related to  the exercise of
  options, net of related tax effects                         12            18            160             59
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                (338)         (218)          (962)          (628)
                                                      ----------------------------------------------------------

Pro forma net income                                    $ 19,192       $ 9,535       $ 50,500       $ 24,307
                                                      ==========================================================

Earnings per share:

   Basic--as reported                                   $   0.67       $  0.34       $   1.76       $   0.86
                                                      ==========================================================

   Basic--pro forma                                     $   0.66       $  0.33       $   1.73       $   0.84
                                                      ==========================================================

   Diluted--as reported                                 $  0.66        $  0.33       $  1.75        $   0.85
                                                      ==========================================================

   Diluted--pro forma                                   $  0.65        $  0.33       $   1.72       $   0.84
                                                      ==========================================================



        ProAssurance has outstanding 263,250 options with an exercise price of $33.28 per share that were granted under the ProAssurance Plans in March 2004. The estimated fair value of each option is $13.02, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 3.4%; volatility of 0.34; expected life of 6 years; and dividend yield of 0%.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


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

        The accounting policies of the segments are consistent with those described in the Notes to the Consolidated Financial Statements included in ProAssurance's December 31, 2003 Annual Report on Form 10-K. Other than cash and marketable securities owned directly by the parent company, the identifiable assets of ProAssurance are attributable to the reportable operating segments. Except for investment income and investment gains or losses earned directly by the parent company, interest expense related to long-term debt and income taxes, all revenues and expenses of ProAssurance are attributable to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effects of transactions between segments have been eliminated.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004



2. SEGMENT INFORMATION (CONTINUED)

        The table below provides a reconciliation of segment information to total consolidated information (in thousands).

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30                  SEPTEMBER 30
                                                    ----------------------------------------------------------
                                                        2004            2003         2004             2003
                                                    ----------------------------------------------------------

Revenues:
    Professional liability segment                    $ 150,641      $ 139,163      $ 433,774      $ 377,728
    Personal lines segment                               49,396         46,920        145,565        135,521
    Corporate (not attributed to segments)                1,858            106          3,354            175
                                                    ----------------------------------------------------------

            Total revenues                            $ 201,895      $ 186,189      $ 582,693      $ 513,424
                                                    ==========================================================

Income (loss) before taxes and minority interest:
    Professional liability segment                    $  14,905      $   6,663      $  37,629      $  10,928
    Personal lines segment                               10,496          7,199         31,035         23,096
    Corporate (not attributed to segments)                  (44)        (1,387)        (1,183)        (2,387)
                                                    ----------------------------------------------------------

      Income (loss) before taxes and
        minority interest                                25,357         12,475         67,481         31,637
                                                    ==========================================================





                                              SEPTEMBER 30       December 31
                                                  2004             2003
                                             --------------------------------

 Identifiable Assets:
     Professional liability segment            $2,664,162       $2,413,043
     Personal lines segment                       480,411          431,264
     Corporate (not attributed to  segments)       72,598           35,045
                                             --------------------------------
             Total assets                      $3,217,171       $2,879,352
                                             ================================

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004




3. INVESTMENTS

        The amortized cost of available-for-sale fixed maturities and equity securities is $2.156 billion and $1.780 billion at September 30, 2004 and December 31, 2003, respectively. Proceeds from sales of fixed maturities and equity securities during the nine month periods ended September 30, 2004 and 2003 are $425.3 million and $274.3 million, respectively.

        Net realized investment gains (losses) are comprised of the following (in thousands):

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                              -------------------------------
                                                  2004            2003
                                              -------------------------------

  Gross realized gains                           $ 6,371         $ 6,475
  Gross realized (losses)                         (1,595)         (2,007)
  Other than temporary impairment (losses)             -            (322)
  Trading portfolio gains (losses)                 2,570               3
                                              -------------------------------

  Net realized investment gains (losses)         $ 7,346         $ 4,149
                                              ===============================

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

5. DEFERRED POLICY ACQUISITION COSTS

        Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred policy acquisition costs, net of ceding commissions earned, amounted to approximately $46.6 million and $39.8 million for the nine months ended September 30, 2004 and 2003, respectively.

6. INCOME TAXES

        The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance's investment income is tax-exempt.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


7. LONG-TERM DEBT

        Outstanding long-term debt, as of September 30, 2004 and December 31, 2003, consisted of the following (in thousands):

                                                                         SEPTEMBER 30    December 31
                                                                              2004          2003
                                                                       -------------------------------

     Convertible Debentures Due June 30, 2023, unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer's discounts of $2,589 and $2,811 at September 30, 2004
        and December 31, 2003, respectively.                             $ 105,011        $ 104,789

     Trust Preferred Subordinated Debentures, unsecured, and bearing floating interest rate, adjustable quarterly, at three-month
        LIBOR plus 3.85%.

     Due                  September 30, 2004 Rate
     ---                  -----------------------
     April 29, 2034             5.56%                                       13,403                -
     May 12, 2034               5.56%                                       10,310                -
     May 12, 2034               5.56%                                       22,682                -
                                                                       -------------------------------

                                                                         $ 151,406        $ 104,789
                                                                       ===============================

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

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


7. LONG-TERM DEBT (CONTINUED)

        Note 11 of ProAssurance's December 31, 2003 Notes to the Consolidated Financial Statements includes additional information regarding the terms of the Debentures.

Trust Preferred Subordinated Debentures

        In April and May 2004, ProAssurance formed two business trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II (the Trusts), as the holder of all voting securities issued by the trusts, for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase subordinated debentures issued by ProAssurance. The only assets of the Trusts are $46.4 million variable rate ProAssurance subordinated debentures (Subordinated Debentures). The terms and maturities of the Subordinated Debentures mirror those of the TPS. The Trusts will meet the obligations of the TPS with the interest and principal ProAssurance pays to the Trust on the Subordinated Debentures. ProAssurance is not the primary beneficiary of the Trusts, and, therefore, in accordance with the provisions of FIN 46, the Trusts are not consolidated by ProAssurance. ProAssurance's equity investment in the Trusts is included in other assets and the Subordinated Debentures payable to the Trusts are included as long-term debt in the accompanying Condensed Consolidated Balance Sheets.

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

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


8. STOCKHOLDERS' EQUITY

        At September 30, 2004 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At September 30, 2004 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

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

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


11. EARNINGS PER SHARE

        The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts are in thousands, except per share data):

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30                  SEPTEMBER 30
                                                    -------------------------     ---------------------------
                                                       2004          2003             2004          2003
                                                    ---------------------------------------------------------

     Numerator - Basic and Diluted:
        Net income                                     $19,518      $ 9,735          $51,302       $24,876
                                                    =========================================================

     Denominator/Basic:
        Weighted average number of common
          shares outstanding                            29,182       28,967           29,153        28,935
                                                    =========================================================

     Denominator/Diluted:
        Weighted average number of common
          shares outstanding                            29,182       28,967           29,153        28,935
        Assumed conversion of dilutive stock
          options and awards                               218          198              242           173
                                                    ---------------------------------------------------------

        Diluted weighted average equivalent shares      29,400       29,165           29,395        29,108
                                                    =========================================================

     Earnings per share:
        Basic                                          $  0.67      $  0.34          $  1.76       $  0.86
                                                    =========================================================
        Diluted                                        $  0.66      $  0.33          $  1.75       $  0.85
                                                    =========================================================

        In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed conversion of dilutive stock options. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Typically, options are not dilutive when the strike price of the option is very close to or below the average share price during the quarter. For the nine month period ended September 30, 2004 and 2003, an average of 80,000 and 111,000 employee stock options, respectively, were not considered to be dilutive because the strike price of the options was below the average ProAssurance share price during the period.

12. VARIABLE INTEREST ENTITIES

        ProAssurance has adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46); however, the adoption has no significant effect on the financial statements of ProAssurance.

        ProAssurance holds passive investments in four limited partnerships/limited liability companies that are considered to be variable interest entities (VIE's) under FIN 46 guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46. These investments are included in Other Investments and total $39.4 million at September 30, 2004 and $37.1 million at December 31, 2003. The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. For three of the entities, ProAssurance's investment represents an ownership interest that is less than 10%. ProAssurance's investment in the remaining entity represents an ownership interest of about 32%. ProAssurance's involvement with two of the entities originated in 2000; one in 2002, and one in 2003. ProAssurance's maximum loss exposure relative to each of the entities is limited to the carrying value of ProAssurance's investment in the entity.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


12. VARIABLE INTEREST ENTITIES
                    (CONTINUED)

        ProAssurance also holds all the voting securities issued by two trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II, that are considered to be VIE's. See Note 7. The Trusts are not consolidated because ProAssurance is not the primary beneficiary of either trust. Accordingly, within the accompanying September 30, 2004 condensed consolidated balance sheet, the Subordinated Debentures issued by ProAssurance to the Trusts are included in long-term debt, and ProAssurance's $1.4 million equity investment in the Trusts is included in Other Assets.

13. RECENT ACCOUNTING PRONOUNCEMENTS AND GUIDANCE

        On October 13, 2004, the FASB concluded that Statement 123R, "Share Based Payments" which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 and Statement 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The FASB is expected to issue Statement 123R during the 2004 fourth quarter. Management has not estimated the effect that Statement 123R will have on ProAssurance's results of operations.

        In September, 2004 the Emerging Issues Task Force of the FASB reached a consensus regarding Issue 04-08- "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS".
Under current interpretations of SAFS 128, Earnings per Share, issuers of contingently convertible debt instruments (Co-Cos) exclude the potential common shares underlying the Co-Co (the Co-Co shares) from the calculation of diluted earnings per share until the market price or other conversion contingency is met. Currently ProAssurance's diluted earnings per share computations do not include the Co-Co shares because the market price contingency has not been met. Under the new consensus, Co-Co shares are to be included in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met. The consensus is expected to become effective for financial statements ending after December 15, 2004 and is to be retroactively applied to all periods presented. The expected effect of the new guidance is shown below.



                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER  30              SEPTEMBER  30
                                                              ----------------------------------------------------
                                                                   2004         2003         2004          2003
                                                              ----------------------------------------------------

         Diluted EPS, no inclusion of Co-Co shares              $  0.66      $  0.33       $  1.75      $  0.85
                                                              ====================================================
         Diluted EPS, Co-Co shares included                     $  0.65      $  0.33       $  1.71      $  0.85
                                                              ====================================================

Co-Co shares are not included in the revised diluted EPS calculations for the nine month period ended September 30, 2003 because the effect would be anti-dilutive.

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

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (RESERVE FOR LOSSES)

        Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses and loss adjustment expenses (losses) for reported claims and are established by our claims departments. Bulk reserves, which include a provision for insured events that have occurred but have not been reported to us as well as development on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported claims and incurred but not reported claims, including amounts already paid. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserve for losses each year and prepare reports that include recommendations as to the level of the reserve. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserve for losses. Estimating casualty insurance reserves, and particularly professional liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties made over an extended period of time. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

REINSURANCE

        Our receivable from reinsurers represents our estimate of the amount of our future loss payments that will be recoverable from our reinsurers. These estimates are based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is a percentage of the losses reimbursed under the agreement. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and due to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers is based upon public financial statements and rating agency data as well as our experience in collecting amounts billed to reinsurers. Any adjustments necessary are reflected in then current operations. Due to the size of our receivable from reinsurers, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made. At September 30, 2004, we considered all of our receivable from reinsurers to be collectible.


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

        Certain of our equity security purchases are designated as trading portfolio securities. A trading portfolio is carried at fair value with the holding gains and losses included in the current period income statement as a component of net realized investment gains (losses). Therefore, current period income reflects both positive and negative changes in the market value of these securities.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

        Our primary need for liquid funds is to pay losses and operating expenses in the ordinary course of business and to meet our debt service requirements.

        Our operating activities provided positive cash flow of $285 million for the nine months ended September 30, 2004 as compared to $217 million for the nine months ended September 30, 2003. As in the prior year, the primary sources of our operating cash flows are net investment income and the excess of premiums collected over paid net losses and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. In periods of business growth, premium collections generally exceed losses paid. Premium growth is the primary reason for the 2004 increase in cash flow from operating activities.

        We believe that premium adequacy is critical to our long-term liquidity. We continually review rates, particularly professional liability rates, and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We achieved average overall rate increases of 20% to date in 2004 and 28% during each of the years ended December 31, 2003 and 2002. We are unable to predict whether we will continue to receive approval for our rate filings.

        We held cash and cash equivalents of approximately $30.6 million at September 30, 2004 as compared to $47.1 million at December 31, 2003. We transfer most of the cash generated from operations into our investment portfolio. Our total investments increased from $2.056 billion at December 31, 2003 to $2.376 billion at September 30, 2004, of which fixed maturity securities comprise more than 87% of total investments at each of those dates. At September 30, 2004 fixed maturity securities had a fair value of $2.122 billion as compared to $1.791 billion at December 31, 2003. The increase since December 31, 2003 is primarily due to the investment of cash generated from operations, the transfer of funds from short-term investments and cash and cash equivalents and the investment of $44.9 million net proceeds from the sale of trust preferred securities in 2004.

        Substantially all of our fixed maturities are either United States government or agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA," at September 30, 2004. Our fixed maturities are purchased with the intent to hold such investments to maturity; however, we consider these securities as available-for-sale because we may dispose of the securities prior to their maturity in order to meet the Company's then current objectives. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at September 30, 2004 is 3.97 years. We regularly evaluate the interest rate environment, and adjust our duration targets to maximize investment yield.

        Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates may also affect the fair value of our fixed maturity securities. Net unrealized gains related to our available-for-sale securities decreased by $8.7 million at September 30, 2004 as compared to December 31, 2003 primarily because average bond yields increased and prices declined during 2004. Net unrealized gains related to our available-for-sale securities increased by $33.1 million during the third quarter primarily because average bond yields decreased. For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see "Item 7A Quantitative and Qualitative Disclosures about Market Risk."

        We use reinsurance to provide capacity to write large limits of liability, to reduce losses of a catastrophic nature and to stabilize underwriting results in those years in which such losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us. The effective transfer of risk is dependent on the credit-worthiness of the reinsurer. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance brokers assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions in part on an evaluation of the then current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

        We have not experienced any difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.

        As our premiums have grown, so has our need for capital to support our insurance operations and maintain our ratings. We have experienced significant growth with respect to our professional liability premiums and expect continued growth throughout the remainder of 2004. This growth has primarily come as a result of increased prices and reduced competition in the professional liability market.

        In recent years, we have taken actions to obtain additional capital for general corporate purposes, including supporting growth by our insurance subsidiaries. Since late 2002 we have contributed approximately $56.0 million to the capital of our professional liability insurance subsidiaries to support the growth in insurance operations.

        In late 2002, we raised $46.5 million through the sale of our common stock in an underwritten public offering. In July 2003 we received $104.6 million from the issuance of twenty-year 3.9% Convertible Debentures. Due June 2023 (the Convertible Debentures), having a face value of $107.6 million. We utilized $67.5 million of the net proceeds to repay our term loan and did not replace the related line of credit.

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

        We received net proceeds from the trust preferred transactions of $44.9 million, after commissions paid to placement agents. The proceeds are available for general corporate purposes, including providing statutory capital for our professional liability insurance subsidiaries.

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

        The Subordinated Debentures are payable to the Trusts and are included in our condensed consolidated financial statements as long-term debt. We have issued guarantees that amounts paid to the Trusts related to the Subordinated Debentures will subsequently be remitted to the holders of the TPS. The amounts guaranteed are not expected to at any time exceed our obligations under the Subordinated Debentures, and we have not recorded any additional liability related to the TPS or the guarantee.

OVERVIEW

        ProAssurance Corporation is an insurance holding company and its operating results are almost entirely derived from the operations of its insurance subsidiaries. ProAssurance operates in two industry segments: professional liability insurance and personal lines insurance.

        The professional liability segment is our largest segment, representing over 73% of 2004 year-to- date gross written premiums and approximately 83% of total assets at September 30, 2004. This segment principally provides liability insurance for providers of health care services in the South and Midwest, and, to a limited extent, providers of legal services in the Midwest. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc. We also write professional liability insurance through Medical Assurance of West Virginia, Inc.

        Our personal lines segment provides personal property and casualty insurance primarily to members of the educational community and their families in the state of Michigan. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company (MEEMIC).

        Revenues and expenses are attributable to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent. Operating results by segment for the three and nine month periods ended September 30, 2004 and 2003 are summarized below.

                                         Three Months Ended                       Nine Months Ended
                                           September 30                             September 30
                                                               Increase                                  Increase
                                      -----------------------                 ------------------------
                                          2004        2003     (Decrease)         2004         2003     (Decrease)
                                      ------------------------------------------------------------------------------
                                                                     $ In thousands

Income before income taxes
   and minority interest:
     Professional Liability Segment      $14,905     $ 6,663     $ 8,242         $37,629      $10,928     $26,701
     Personal Lines Segment               10,496       7,199       3,297          31,035       23,096       7,939
     Corporate (not attributed
       to segments)                          (44)     (1,387)      1,343          (1,183)      (2,387)      1,204
                                      ------------------------------------------------------------------------------

                       Consolidated      $25,357     $12,475     $12,882         $67,481      $31,637     $35,844
                                      ==============================================================================

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

        Investment income is a less significant component of revenues for the personal lines segment than for the professional lines segment because the length of time between the collection of premiums and the settlement of claims is generally short. Investment income has increased only slightly because increases in the size of the investment portfolio have been offset by declines in yields.

        Losses are the largest component of expense for both the professional liability segment and the personal lines segment. Our consolidated net loss ratio (the income statement line "Net losses and loss adjustment expenses" divided by the income statement line "Net premiums earned") for the nine months ended September 30, 2004 is 83.1%, reflecting a net loss ratio of 91.0% for the professional liability segment and 61.3% for the personal lines segment. As discussed in critical accounting policies, net losses in any period reflects our estimate of net losses related to the premiums earned in that period as well as any changes to our estimates of the reserve required for net losses of prior periods.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

        For the three month period ended September 30, 2004, our consolidated net income is $19.5 million, or $0.66 per diluted share as compared to $9.7 million or $0.33 per diluted share for the same period in 2003. For the nine month period ended September 30, 2004, our consolidated net income is $51.3 million, or $1.75 per diluted share, as compared to $24.9 million or $0.85 per diluted share for the same period in 2003. Results for each period are summarized in the table below.

                                       Three Months Ended                         Nine Months Ended
                                         September 30          Increase            September 30           Increase
                                   -------------------------                 --------------------------
                                       2004          2003     (Decrease)          2004          2003    (Decrease)
                                   ---------------------------------------------------------------------------------
                                                                    $ In thousands
Revenues:
   Gross premiums written            $ 217,812    $ 196,750     $ 21,062       $ 600,295     $ 557,216     $ 43,079
                                   =================================================================================
   Net premiums written              $ 198,370    $ 180,620     $ 17,750       $ 538,085     $ 497,834     $ 40,251
                                   =================================================================================
   Net premiums earned                 175,346      165,430        9,916         509,086       451,310       57,776
   Net investment income                22,659       18,301        4,358          63,192        53,393        9,799
   Net realized investment gains
          (losses)                       3,063        1,436        1,627           7,346         4,149        3,197
   Other income                            827        1,022         (195)          3,069         4,572       (1,503)
                                   ---------------------------------------------------------------------------------
Total revenues                         201,895      186,189       15,706         582,693       513,424       69,269
                                   ---------------------------------------------------------------------------------
Expenses:
   Net losses and loss
     adjustment expenses               144,281      145,783       (1,502)        422,980       402,131       20,849
   Underwriting, acquisition and
     insurance expenses                 30,355       26,438        3,917          87,695        77,094       10,601
   Loss on early extinguishment
     of debt                                 -          305         (305)              -           305         (305)
   Interest expense                      1,902        1,188          714           4,537         2,257        2,280
                                   ---------------------------------------------------------------------------------
Total expenses                         176,538      173,714        2,824         515,212       481,787       33,425
                                   ---------------------------------------------------------------------------------
Income before income taxes and
    minority interest                   25,357       12,475       12,882          67,481        31,637       35,844
Income taxes                             5,839        2,740        3,099          16,179         6,580        9,599
                                   ---------------------------------------------------------------------------------
Income before minority interest         19,518        9,735        9,783          51,302        25,057       26,245
Minority interest                            -            -            -               -           181         (181)
                                   ---------------------------------------------------------------------------------
Net income                           $  19,518    $   9,735     $  9,783       $  51,302     $  24,876     $ 26,426
                                   =================================================================================

Net loss ratio *                          82.3%        88.1%        (5.8%)          83.1%         89.1%        (6.0%)
Underwriting expense ratio *              17.3%        16.0%         1.3%           17.2%         17.1%         0.1%
                                   ---------------------------------------------------------------------------------
Combined ratio                            99.6%       104.1%        (4.5%)         100.3%        106.2%        (5.9%)
Less: Investment income ratio *           12.9%        11.1%         1.8%           12.4%         11.8%         0.6%
                                   ---------------------------------------------------------------------------------
Operating ratio                           86.7%        93.0%        (6.3%)          87.9%         94.4%        (6.5%)
                                   =================================================================================

* Ratios shown are expressed as a ratio of net premiums earned.

                                                SEPTEMBER 30     December 31
                                                    2004           2003
                                              -------------------------------
                                                      $ In thousands

           Total assets                         $ 3,217,171    $ 2,879,352
                                              ===============================

           Net reserve for losses               $ 1,545,111    $ 1,369,773
                                              ===============================

        The operating results of each of our reportable industry segments are discussed separately in the following sections. Revenues and expenses are attributed to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt held by the parent.

        Our effective tax rate for each period is significantly lower than the expected 35% statutory rate because a considerable portion of our net investment income is tax-exempt. During the three and nine month periods ended September 30, 2004, our income included tax-exempt income of $5.3 million and $14.6 million, respectively. During the three and nine month periods ended September 30, 2003, our income included tax-exempt income of $4.1 million and $12.0 million, respectively.

PROFESSIONAL LIABILITY SEGMENT
         Selected financial data for our professional liability segment for the three and nine months ended September 30, 2004 and 2003 are summarized in the table below.

                                       Three Months Ended                          Nine Months Ended
                                         September 30           Increase             September 30          Increase
                                   --------------------------                 --------------------------
                                        2004         2003      (Decrease)         2004           2003     (Decrease)
                                   -----------------------------------------------------------------------------------
                                                                    $ In thousands
Revenues:
   Gross premiums written            $ 160,461    $ 145,526      $ 14,935       $ 438,194     $ 411,342     $ 26,852
                                   ===================================================================================

   Net premiums written              $ 148,452    $ 134,126      $ 14,326       $ 395,449     $ 364,916     $ 30,533
                                   ===================================================================================

   Premiums earned                   $ 142,588    $ 136,277      $  6,311       $ 414,382     $ 375,031     $ 39,351
   Less: Premiums ceded                 13,413       14,601        (1,188)         41,045        49,951       (8,906)
                                   -----------------------------------------------------------------------------------
   Net premiums earned                 129,175      121,676         7,499         373,337       325,080       48,257
   Net investment income                19,480       15,583         3,897          54,569        45,574        8,995
   Net realized investment gains         1,725        1,431           294           4,608         4,043          565
   Other income                            261          473          (212)          1,260         3,031       (1,771)
                                   -----------------------------------------------------------------------------------
Total revenues                         150,641      139,163        11,478         433,774       377,728       56,046
                                   -----------------------------------------------------------------------------------

Expenses:
   Losses and loss adjustment
     expenses                          125,916      126,818          (902)        366,815       358,007        8,808
   Less: Reinsurance recoveries          9,234       10,678        (1,444)         27,114        39,865      (12,751)
                                   -----------------------------------------------------------------------------------
   Net losses and loss
     adjustment expenses               116,682      116,140           542         339,701       318,142       21,559
   Underwriting, acquisition and
     insurance expenses                 19,054       16,360         2,694          56,444        48,658        7,786
                                   -----------------------------------------------------------------------------------
Total expenses                         135,736      132,500         3,236         396,145       366,800       29,345
                                   -----------------------------------------------------------------------------------

Income before income taxes and
  minority interest                  $  14,905    $   6,663      $  8,242       $  37,629     $  10,928     $ 26,701
                                   ===================================================================================


Net loss ratio *                          90.3%        95.5%         (5.2%)          91.0%         97.9%        (6.9%)
Underwriting expense ratio *              14.8%        13.4%          1.4%           15.1%         15.0%         0.1%
                                   -----------------------------------------------------------------------------------
Combined ratio                           105.1%       108.9%         (3.8%)         106.1%        112.9%        (6.8%)
Less: Investment income ratio *           15.1%        12.8%          2.3%           14.6%         14.0%         0.6%
                                   -----------------------------------------------------------------------------------

Operating ratio                           90.0%        96.1%         (6.1%)          91.5%         98.9%        (7.4%)
                                   === ===============================================================================

* Ratios shown are expressed as a percentage of net premiums earned.


                                                SEPTEMBER 30     December 31
                                                    2004             2003
                                              -------------------------------
                                                       $ In thousands


           Segment assets                       $2,664,162       $2,413,043
                                              ===============================

           Net reserve for losses               $1,472,823       $1,298,458
                                              ===============================

Premiums

Premiums written

        Written premium can vary from period to period for a number of reasons. Some of the more common differences result from changes to premium rates, the volume of new business written during the period, the loss of business to competitors, or due to our own underwriting decisions, and the percentage of our policies that renew, which may also affect the level of tail premiums written. Strategic factors, such as our decision to convert our remaining occurrence policies to claims-made coverage, and market factors, such as the entry or exit of a competitor in a given market, may also affect written premiums from period to period. Since our policies do not all renew in any given specific period, such changes may have a more pronounced effect in one period as compared to another.

        Premiums written for the professional liability segment increased by $14.9 for the three months and $26.9 million for the nine months ended September 30, 2004 as compared to the same periods in 2003.

        As rate adequacy has improved, we have required lower rate increases in some states. Renewals during the third quarter have been at rates that are approximately 23% higher than expiring rates. On average, renewals during the nine months ended September 30, 2004 have been at rates that are approximately 20% higher than expiring rates. Rate increases on 2003 renewals, on average, were at rates that were 28% higher than expiring rates.

        We completed our conversion from occurrence policies to claims-made policies by the end of our third quarter and a majority of our occurrence policyholders accepted the conversion to claims-made coverage. First-year claims-made coverage has a significantly lower premium than occurrence coverage due to lower loss exposure, and accordingly, over the past year, our renewal premiums on those renewing policies were lower. Claims-made policies step through an increasing rate progression from first-year to mature, generally over a five-year period. This increasing rate progression is the result of our increasing exposure to loss. Accordingly, during the period of rate progression, all else being equal, our premiums and our losses will increase.

Premiums earned

        Premiums earned for the professional liability segment increased $6.3 million for the three months and $39.4 million for the nine months ended September 30, 2004 as compared to the same periods in 2003. Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written and the increase in 2004 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003. Thus earned premiums have increased at varying levels for the reasons discussed in the section on premiums written.

Premiums ceded

        Premiums ceded represent the premiums we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Premiums ceded decreased by $1.2 million and $8.9 million for the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003 primarily because we have reduced the portion of our losses that we cede to our reinsurers. Also, some insured risks are purchasing lower policy limits due to higher premium rates. Beginning in October 2002 we increased our retention levels for virtually all medical liability losses from as low as $250,000 to $1.0 million. This has the effect of reducing ultimate premiums ceded. Premiums ceded for the three and nine month periods ended September 30, 2004 fully reflect the effects of this change in retention levels, whereas the change had a less significant effect on premiums ceded for the three and nine month periods ended September 30, 2003.

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

        The following table summarizes professional liability net losses and net loss ratios for the three and nine month periods ended September 30, 2004 and 2003 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                       Three Months Ended              Nine Months Ended
                                                          September 30                   September 30
                                                   ------------------------------ -----------------------------
                                                        2004          2003             2004          2003
                                                   ------------------------------------------------------------
                                                                          $ In thousands

   Net losses:
      Current accident year                          $116,682       $116,140        $339,701       $317,392
      Change in prior accident years net losses             -              -               -            750
                                                   ------------------------------------------------------------

   Calendar year net losses                          $116,682       $116,140        $339,701       $318,142
                                                   ============================================================

   Net loss ratio attributable to:
      Current accident year                             90.3%          95.5%           91.0%          97.7%
      Change in prior accident years losses                 -              -               -           0.2%
                                                   ------------------------------------------------------------

   Calendar year net loss ratio                         90.3%          95.5%           91.0%          97.9%
                                                   ============================================================

        The 2004 current accident year net loss ratios are lower than the 2003 ratios primarily because loss costs, while continuing to increase, have increased at a slower pace than premium rates. Loss ratios have also improved because we converted our occurrence policies to claims-made coverage as discussed under premiums. Initial loss ratios associated with claims-made coverage are generally lower than those associated with occurrence coverage.

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

        Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected some years before the related losses are paid. Our net investment income increased by $3.9 million and $9.0 million, respectively, for the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003. The increase in investment income primarily resulted from higher average invested funds in 2004, but also reflects some improvement in the yield of our fixed maturity portfolio. While prevailing market interest rates have remained historically low, changes in the duration and asset mix of the portfolio have helped to increase the yield. During the third quarter we have been able to invest some new and matured funds at yields that are above the average yield of our fixed maturity portfolio.

        The weighted average tax equivalent income yield of our professional liability segment fixed maturity investments is 4.5% for the three months and 4.4% for the nine months ended September 30, 2004 as compared to 4.4% and 4.7%, respectively, for the same three and nine month periods in 2003.

        Net realized investment gains consist primarily of gains realized on the sale of fixed maturity securities. We sell these securities from time to time in order to manage our liquidity needs and to achieve various investment management objectives, including maximizing total yields on certain securities. The gains or losses from such sales vary from period to period. The components of net realized investment gains in both 2004 and 2003 are shown in the following table.






                                                               Three Months Ended             Nine Months Ended
                                                                  September 30                   September 30
                                                          ------------------------------ -----------------------------
                                                             2004           2003            2004          2003
                                                          ------------------------------------------------------------
                                                                                $ In thousands

Net gains (losses) from sales                                 $1,717       $ 1,428         $ 4,603        $ 4,362
Other-than-temporary impairment losses                             -             -               -           (322)
Holding gains (losses) on trading portfolio                        8             3               5              3
                                                          ------------------------------------------------------------

Net realized investment gains (losses)                        $1,725       $ 1,431          $4,608        $ 4,043
                                                          ============================================================

Underwriting, Acquisition and Insurance Expenses

        Underwriting, acquisition and insurance expenses increased by $2.7 million and $7.8 million, respectively, for the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003. These expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, facility costs and guaranty fund assessments. The 2004 increase in expenses primarily reflects higher variable costs incurred as a result of premium growth but also includes higher costs for salaries, benefits, and higher professional fees related to Sarbanes-Oxley compliance.

        Guaranty fund assessments are amounts we are required to contribute to state insolvency or guaranty fund associations when so assessed by the state. Such assessments can and do vary significantly from period to period. Guaranty fund assessments (refunds) were approximately $46,000 and $329,000, respectively, for the three and nine month periods ended September 30, 2004 as compared to approximately $(173,000) and $51,000 for the respective periods in 2003.

PERSONAL LINES SEGMENT

        Our personal lines segment is comprised of the operations of a single insurance company, MEEMIC Insurance Company. Selected financial data for our personal lines segment is summarized in the table below.

                                     Three Months Ended                          Nine Months Ended
                                        September 30         Increase             September 30          Increase
                                   ------------------------                 -------------------------
                                       2004         2003     (Decrease)        2004           2003     (Decrease)
                                   -------------------------------------------------------------------------------
                                                                  $ In thousands
Revenues:
   Gross premiums written            $57,351      $51,224      $6,127        $162,101     $145,874      $16,227
                                   ===============================================================================

   Net premiums written              $49,918      $46,494      $3,424        $142,636     $132,918      $ 9,718
                                   ===============================================================================

   Premiums earned                   $53,597      $48,479      $5,118        $155,201     $139,168      $16,033
   Less: Premiums ceded                7,426        4,725       2,701          19,452       12,938        6,514
                                   -------------------------------------------------------------------------------
   Net premiums earned                46,171       43,754       2,417         135,749      126,230        9,519
   Net investment income               2,645        2,612          33           7,942        7,644          298
   Net realized investment
     gains (losses)                       14            5           9              65          106          (41)
   Other income                          566          549          17           1,809        1,541          268
                                   -------------------------------------------------------------------------------
Total revenues                        49,396       46,920       2,476         145,565      135,521       10,044
                                   -------------------------------------------------------------------------------

Expenses:
   Loss and loss adjustment
     expenses                         37,667       45,083      (7,416)        111,151      130,096      (18,945)
   Less: Reinsurance recoveries       10,068       15,440      (5,372)         27,872       46,107      (18,235)
                                   -------------------------------------------------------------------------------
   Net losses and loss
     adjustment expenses              27,599       29,643      (2,044)         83,279       83,989         (710)
   Underwriting, acquisition and
     insurance expenses               11,301       10,078       1,223          31,251       28,436        2,815
                                   -------------------------------------------------------------------------------
Total expenses                        38,900       39,721        (821)        114,530      112,425        2,105
                                   -------------------------------------------------------------------------------

Income before income taxes and
     minority interest               $10,496      $ 7,199      $3,297        $ 31,035     $ 23,096      $ 7,939
                                   ===============================================================================


Net Loss ratio *                       59.8%        67.7%       (7.9%)          61.3%        66.5%        (5.2%)
Underwriting expense ratio *           24.5%        23.0%        1.5%           23.0%        22.5%         0.5%
                                   -------------------------------------------------------------------------------
Combined ratio                         84.3%        90.7%       (6.4%)          84.3%        89.0%        (4.7%)
Less: Investment income ratio *         5.7%         6.0%       (0.3%)           5.9%         6.1%        (0.2%)
                                   -------------------------------------------------------------------------------

Operating ratio                        78.6%        84.7%       (6.1%)          78.4%        82.9%        (4.5%)
                                   ===============================================================================

* Ratios shown are expressed as a percentage of net premiums earned.

                                             SEPTEMBER 30   December 31
                                                 2004           2003
                                           -------------------------------
                                                     $ In thousands

        Segment assets                        $ 480,411      $ 431,264
                                           ===============================

        Net reserves for losses               $  72,288      $  71,315
                                           ===============================

Premiums

        Premium revenues are almost entirely comprised of auto and homeowners premiums with auto premiums being the primary revenue source. Written and earned premiums are higher in both the three and the nine month periods as compared to 2003 primarily due to increases in the number and value of insured autos and homes. Premiums also grew because of small rate increases implemented during 2004 and 2003. On both a written and an earned basis, gross and ceded premiums also increased due to higher mandatory state-wide assessments charged by the Michigan Catastrophic Claims Association (MCCA), a non-profit organization established by the Michigan legislature and one of our largest reinsurers. These assessments are included in our premium rate structure.

Losses and Loss Adjustment Expenses

        The improvement in our current accident year net loss ratio (current accident year net losses divided by calendar year net premiums earned) for the three months ended September 30, 2004 as compared to the ratio for the same period in 2003, is primarily due to lower homeowners loss costs. Homeowners loss costs were higher in the third quarter of 2003 due to property damage claims related to the August 2003 Midwest power outage and a high number of fire claims.

        The improvement in the current accident year net loss ratio for the nine months ended September 30, 2004 as compared to the same period in 2003 is due both to a reduction in the number of auto collision and comprehensive claims incurred in 2004 relative to the level of premiums earned and higher homeowners losses in 2003, as discussed above.

                                                     2004            2003
                                                  ----------------------------
                                                          $ In thousands
      Three months ended September 30
      ------------------------------

         Current accident year net loss ratio          67.2%           76.0%


         Favorable loss reserve development         $ 3,417         $ 3,646

      Nine months ended September 30
      ------------------------------
         Current accident year net loss ratio          67.9%           72.1%


         Favorable loss reserve development         $ 8,911         $ 7,106


        As a result of favorable development related to the frequency and severity of prior years' auto liability reserves, we reduced prior accident years' net losses during both 2004 and 2003. Reinsurance recoveries in 2003 were greater than normal due to a reevaluation of automobile personal injury losses for prior coverage years which were ceded to the MCCA.

Net Investment Income and Net Realized Investment Gains (Losses)

        Our net investment income, which is comprised of the interest and dividend income from our fixed maturity, short-term, cash equivalents and equity investments, net of investment expenses, has not changed significantly as compared to 2003. Net realized investment gains (losses) do not include any other-than-temporary impairments in either 2004 or 2003.

Underwriting, acquisition and insurance expenses

        Our underwriting expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) is 24.5% and 23.0% for the three and nine month periods ended September 30, 3004 as compared to 23.0% and 22.5% for the same respective periods in 2003. The increase in the 2004 ratios primarily reflects higher professional fees related to Sarbanes-Oxley compliance.

REVENUE AND EXPENSE NOT ATTRIBUTED TO SEGMENTS

         Revenues and expenses not attributed to our operating segments are summarized below.

                                                         Three Months Ended           Nine Months Ended
                                                           September 30                 September 30
                                                       -----------------------       --------------------
                                                           2004        2003            2004        2003
                                                       --------------------------------------------------
                                                                        $ In thousands
           Investment revenues directly earned by the
                parent holding company:

                Net investment income                    $  534     $   106          $   681    $    175
                Net realized investment gains             1,324           -            2,673           -
                                                       --------------------------------------------------
                                                          1,858         106            3,354         175
                                                       --------------------------------------------------

           Loss on early extinguishment of debt               -         305                -         305
           Interest expense on debt                       1,902       1,188            4,537       2,257
                                                       --------------------------------------------------
                    Corporate (loss) not attributed      $  (44)    $(1,387)         $(1,183)    $(2,387)
                         to segments                   ==================================================


        The increase in net investment income is primarily attributable to the investment of the net proceeds from issuance of the trust preferred securities of $44.9 million.

        Interest expense increased for the third quarter of 2004 as compared to 2003 because we issued additional debt in April and May of 2004 (the Subordinated Debentures). In the first six months of 2003, our only outstanding debt was a bank term loan which was lower in amount and carried a lower rate than the Convertible Debentures issued in July, 2003. Interest expense is higher for the nine month period of 2004 because we increased our average amount of outstanding debt and paid higher interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS AND GUIDANCE

        On October 13, 2004, the FASB concluded that Statement 123R, "Share Based Payments" which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123 and Statement 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The FASB is expected to issue Statement 123R during the 2004 fourth quarter. We have not estimated the effect that Statement 123R will have on our results of operations.

        In September, 2004 the Emerging Issues Task Force of the FASB reached a consensus regarding Issue 04-08-"Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS". Under current interpretations of SAFS 128, Earnings Per Share, issuers of contingently convertible debt instruments (Co-Cos) exclude the potential common shares underlying the Co-Co (the Co-Co shares) from the calculation of diluted earnings per share until the market price or other conversion contingency is met. Currently our diluted earnings per share computations do not include the Co-Co shares because the market price contingency has not been met. Under the new consensus, Co-Co shares are to be included in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met. The consensus is expected to become effective for financial statements ending after December 15, 2004 and is to be retroactively applied to all periods presented. The expected effect of the new guidance is shown below.

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER  30              SEPTEMBER  30
                                                         -------------------------- -------------------------
                                                              2004         2003         2004          2003
                                                         ------------ ------------- ------------ ------------

         Diluted EPS, no inclusion of Co-Co shares            $  0.66      $  0.33       $  1.75      $  0.85
                                                         ====================================================
         Diluted EPS, Co-Co shares included                   $  0.65      $  0.33       $  1.71      $  0.85
                                                         ====================================================

        We have not included Co-Co shares in the revised diluted EPS calculations for the nine month period ended September 30, 2003 because the effect would be anti-dilutive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The term market risk refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. We believe that we are principally exposed to three types of market risk related to our investment operations: interest rate risk, credit risk and equity price risk. Fixed maturity securities comprise more than 89% of our total investments at September 30, 2004. Fixed maturity securities are subject primarily to interest rate risk and credit risk and we believe these risks represent our most significant exposures to market risk.

INTEREST RATE RISK

        Fluctuations in interest rates have a direct effect on the fair value of fixed maturity securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. The table below displays the anticipated effect of market interest rate fluctuations on the value and weighted average modified duration of our fixed maturity portfolio (dollars in millions).

                                                  SEPTEMBER 30, 2004                    December 31, 2003
                                         -------------------------------------      -------------------------
                                           PORTFOLIO  CHANGE IN    MODIFIED          Portfolio     Modified
                                             VALUE      VALUE      DURATION            Value       Duration
       Interest Rates                     $ MILLIONS $ MILLIONS     YEARS           $ Millions      Years
       -------------------------         ----------- ------------ ------------      ------------ ------------

       200 basis point rise                 $1,953      $ (169)        4.34            $1,664         3.73
       100 basis point rise                 $2,037      $  (85)        4.18            $1,727         3.63
       Current rate *                       $2,122      $    -         3.97            $1,791         3.54
       100 basis point decline              $2,205      $   83         3.75            $1,854         3.45
       200 basis point decline              $2,290      $  168         3.71            $1,919         3.52

        *Current rates are as of September 30, 2004 and December 31, 2003, as indicated.

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

         All of our fixed maturity securities are classified as available-for-sale. Fluctuations in the fair value of these securities, unless considered to be other-than-temporary in nature, are reported, net of tax effects, as a component of stockholders equity.

        At September 30, 2004, our available-for-sale equity investments included preferred stocks having a fair value of approximately $21.5 million. Because preferred stocks bear fixed rates of return, they are also subject to interest rate risk.

        Our cash and short-term investment portfolio is included in our consolidated balance sheet on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

CREDIT RISK

        Our fixed income securities are also subject to credit risk. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

        As of September 30, 2004, over 99.9% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

EQUITY PRICE RISK

        At September 30, 2004 the fair value of our investment in common stocks was $14.1 million, $12.8 million of which is considered to be available-for-sale and $1.3 million of which is considered to be in a trading portfolio. Common stocks are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of September 30, 2004 would increase the fair value of these securities to $15.5 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $12.7 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

        Declines in the fair value of available-for-sale securities that we determine to be other-than-temporary reduce net income in the then current period. Changes in the fair values of trading securities, whether gains or losses, are included in net income in the then current period.

ITEM 4. CONTROLS AND PROCEDURES

        The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

        During the quarter ended September 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        (b)     Reports on Form 8-K.

                ProAssurance filed a Current Report on Form 8-K on August 9, 2004 that furnished the information publicly released regarding its announcement of the company's results for the quarter period and six month period ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PROASSURANCE CORPORATION

November 5, 2004
                                                /s/ Howard H. Friedman
                                               -----------------------------------------
                                               Howard H. Friedman, Chief Financial Officer
                                               (Duly authorized officer and principal financial officer)