Form 10-K
period 2004-12-31
PROASSURANCE CORP
filed 2005-03-16
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2004, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________.

Commission file number: 001-16533

                            ProAssurance Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                                 63-1261433
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

   100 Brookwood Place, Birmingham, AL                      35209
(Address of principal executive offices)                 (Zip Code)

                                 (205) 877-4400
              (Registrant's Telephone Number, Including Area Code)

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

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   X   No
                                         -----    -----

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2004 was $995,191,723.

As of December 31, 2004, the registrant had outstanding approximately 29,204,463 shares of its common stock.

                              Exhibit Index at page 103
                              Page 1 of 108 pages

Documents incorporated by reference in this Form 10-K

(i) The definitive proxy statement for the 2005 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii) Registration Statement on Form S-4 of MAIC Holdings, Inc. (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii) The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated by reference into Part IV of this report.

(iv) The Registration Statement on Form S-4 of Professionals Group, Inc. (File No. 333-3138) is incorporated by reference into Part IV of this report.

(v) The Registration Statement on Form S-4 of ProAssurance Corporation (File No. 333-49378) is incorporated by reference into Part IV of this report.

(vi) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(viii) The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(ix) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(x) The Registration Statement on Form S-3 of ProAssurance Corporation (Commission File No. 333-100526) is incorporated by reference into Part IV of this report.

(xi) The ProAssurance Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16533) is incorporated in Part IV of this report.

(xii) The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16533) is incorporated in Part IV of this report.

(xiii) The Registration Statement on Form S-3 of ProAssurance Corporation (File No. 333-109972) is incorporated by reference in Part IV of this report.

(xiv) The ProAssurance Corporation Quarterly Report on form 10-Q for the quarter ended June 30, 2004 (File No. 001-16533) is incorporated by reference into
     Part IV of this report.

(xv) The ProAssurance Corporation Quarterly Report on form 10-Q for the quarter ended March 31, 2004 (File No. 001-16533) is incorporated by reference into
     Part IV of this report.

(xvi) The ProAssurance Corporation Report on Form 8-K for event occurring on February 28, 2005 (File No. 001-16533) is incorporated by reference into
     Part IV of this report.

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

          Our website is www.ProAssurance.com. On our website we make available all of the reports that we file with the Securities and Exchange Commission (the
SEC), including our annual report on Form 10K, our quarterly reports on Form 10Q and our current reports on Form 8K. We provide access to these reports, as well as Forms 3, 4 and 5 detailing stock trading by corporate insiders, through our website as soon as reasonably practical after they are filed with the SEC. We provide access to these reports for at least one year after their filing. We also provide similar access to Company news releases, and to major investor presentations made by our executives.

          Our Board of Directors has adopted a Policy Regarding Determination of Director Independence, including categorical standards to assist in determining independence, has amended the charter of our Audit Committee and has adopted charters for our Compensation and Nominating/Corporate Governance Committees as well as our Corporate Governance Principles and our Code of Ethics and Conduct. Copies of all these documents are available on our website at http://www.proassurance.com. Printed copies of our committee charters, Corporate Governance Principles, Code of Ethics and Conduct, and our Policy Regarding Determination of Director Independence may be obtained by writing to: Frank O'Neil, Senior Vice President, ProAssurance Corporation, either by mail or at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

          Because the insurance business uses certain terms and phrases that carry special and specific meaning, we urge you to read the Glossary included at the end of Item I, prior to reading this report.

          Our insurance companies are regionally-oriented. We sell professional liability insurance to physicians, dentists, other healthcare providers and healthcare facilities, principally in the midwest and southeast and automobile, homeowners and associated coverages to educators and their families in Michigan.

          We rigorously underwrite our risks and are focused on maintaining adequate pricing for the risks. By ensuring that we charge an adequate rate, we seek to maintain a strong financial position to protect our customers. Our regional presence and service commitment allow us to maintain active relationships with our customers and be more responsive to their needs. We believe these factors have allowed us to establish a leading position in our markets, enabling us to compete on a basis other than just price.

          For the year ended December 31, 2004, we generated $789.7 million of gross premiums written, $696.0 million of net premiums earned and $794.6 million of total revenues. As of December 31, 2004, we had cash and invested assets of $2.5 billion, total assets of $3.2 billion and stockholders' equity of $611.0 million.

CORPORATE ORGANIZATION AND HISTORY

          We were incorporated in Delaware to serve as the holding company for Medical Assurance, Inc. (Medical Assurance) in connection with its acquisition of Professionals Group, Inc. (Professionals Group) in June 2001. Our core operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, Red Mountain Casualty Insurance Company, Inc., and MEEMIC Insurance Company. We also write a limited amount of professional liability insurance through Medical Assurance of West Virginia, Inc., which we consider to be a non-core operating subsidiary.

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

          Professionals Group traces its roots to the Brown-McNeeley Fund, which was founded by the State of Michigan in 1975 to provide medical professional liability insurance to physicians. Physicians Insurance Company of Michigan, which ultimately became ProNational, was founded in 1980 to assume the business of the Fund. That company also expanded through internal growth and the acquisition of a book of business in Illinois and the acquisition of professional liability insurers in Florida and Indiana.

          MEEMIC Insurance Company was founded as a mutual company by Michigan teachers and has provided personal lines insurance to the educational community in that state since 1950. Professionals Group became affiliated with MEEMIC in 1997 and acquired majority ownership of MEEMIC Holdings, Inc. (MEEMIC Holdings) in 1999. In 2003, we increased our ownership of MEEMIC to 100%.

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

BUSINESS OVERVIEW

          In each of our segments we maintain a strong position in our local markets. In our professional liability segment we focus on providing medical professional liability insurance. In our personal lines segment we offer personal automobile, and to a lesser extent, homeowners, boat and umbrella insurance primarily to teachers, administrators, professors and other members of the educational community and their families in Michigan.

          In professional liability, our top five states represented 71% of gross premiums written for the year ended December 31, 2004. Our personal lines business was substantially confined to Michigan in 2004. The following table shows our gross premiums written in these lines and key states for each of the periods indicated.

                        Gross Written Premiums-Years Ended December 31
                                       ($ in thousands)
                   --------------------------------------------------------
                                    Professional Liability
                   --------------------------------------------------------
                        2004                 2003                 2002
                   --------------   ----------------------   --------------
Ohio               $149,269    26%      $123,205    23%      $ 91,571    20%
Alabama             111,582    19%       106,437    20%        83,818    18%
Florida              69,899    12%        80,549    15%        71,366    15%
Michigan             45,578     8%        54,727    10%        52,203    11%
Missouri             35,217     6%        33,987     6%        23,786     5%
All other states    162,047    29%       144,418    26%       138,971    31%
                   --------   ---       --------   ---       --------   ---
Total              $573,592   100%      $543,323   100%      $461,715   100%
                   ========   ===       ========   ===       ========   ===

                            Personal Lines Premiums
           ---------------------------------------------------------
                2004                  2003                 2002
           --------------   -----------------------   --------------
Michigan   $216,068   100%       $196,787   100%      $174,441   100%
           ========   ===        ========   ===       ========   ===

          For the year ended December 31, 2004, professional liability produced a combined ratio of 104.8% and personal lines reported a combined ratio of 83.4%.

          A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. However, if investment income is considered, companies writing professional liability insurance may be profitable with combined ratios above 100%. Thus, the combined ratio may not always be indicative of our ultimate results because of the "long-tail" nature of the professional liability business.

          In order to measure the effect of investment income, we also measure our results by calculating our operating ratio.

Recent Transactions

          In April and May 2004, we received $44.9 million from the issuance of $46.4 million of trust preferred securities. These securities were issued by specially-created business trusts created solely for the purpose of issuing the trust preferred securities. In early July 2003 we received $104.6 million from the issuance of 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized a substantial portion of the net proceeds from the sale of the Convertible Debentures to repay our outstanding term loan. We are using the balance of the net proceeds from the sale of the Convertible Debentures and the trust preferred securities for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support the growth in insurance operations. See Note 10 to our Consolidated Financial Statements for more information regarding the Convertible Debentures and the trust preferred securities.

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

Proposed Transaction

          On February 28, 2005 ProAssurance Corporation and NCRIC Group, Inc. (NASDAQ: NCRI) reached an agreement to merge NCRIC into ProAssurance in a $69.6 million, all-stock transaction which values NCRIC at $10.10 per share, based on the closing price of ProAssurance common stock on February 25, 2005. See Note 19 of our Consolidated Financial Statements included herein for more information regarding the merger.

PRODUCTS AND SERVICES

          The following table shows Gross Written Premiums for our main lines of business.

                                               Years Ended December 31
                                                  ($ in thousands)
                                  ------------------------------------------------
                                       2004             2003             2002
                                  --------------   --------------   --------------
Medical Professional Liability    $561,907    71%  $531,033    72%  $448,136    70%
Professional Liability-Other(1)     11,685     2%    12,290     1%    13,579     3%
Private Passenger Auto             174,654    22%   161,399    22%   147,168    23%
Personal Lines - Other(2)           41,414     5%    35,388     5%    27,273     4%
                                  --------   ---   --------   ---   --------   ---
                                  $789,660   100%  $740,110   100%  $636,156   100%
                                  ========   ===   ========   ===   ========   ===

(1) Includes legal professional liability, workers' compensation and commercial multi-peril coverages.

(2) Primarily homeowners coverage, but also includes boat, snowmobile and personal umbrella coverage.

          In professional liability we believe our size, financial strength and flexibility of distribution differentiates us from our competitors. We primarily offer insurance for providers of medical and other healthcare services. Although we generate a majority of our premiums from individual and small group practices, we also insure major physician groups as well as hospitals. While most of our business is written in the standard market, we do offer medical professional liability insurance on an excess and surplus lines basis to healthcare professionals who generally do not qualify for standard coverage because of their claim history or other factors. Red Mountain Casualty Insurance Company, Inc. is the main subsidiary in which this business is written and we believe it provides profitable opportunities to expand our business. We also offer professional office package and workers' compensation insurance products in connection with our medical professional liability products.

          We write legal professional liability insurance in Michigan, Ohio and Indiana, but that is a small percentage of our professional liability business.

          In personal lines, private passenger automobile insurance is our primary line of business. To provide for the other insurance needs of our auto customers, we also offer homeowners, boat and umbrella policies.

MARKETING

          In professional liability, we primarily write insurance in the Southeast and Midwest and are licensed to do business in every state but Connecticut, Maine, New Hampshire, New York and Vermont. Based on gross premiums written in 2004, Ohio, Alabama, Florida, Michigan, and Missouri represented our five largest states. In personal lines, we market our products to members of the educational community and their families in Michigan and Wisconsin.

          We utilize direct marketing and independent agents to write professional liability business. In Alabama, we rely solely on direct marketing, and in Florida and Missouri, direct marketing accounts for a majority of our business. We use independent agents to market our professional liability insurance products in other markets. For the year ended December 31, 2004, we estimate that approximately 65% of our gross professional liability premiums written were produced through independent insurance agencies. These local agencies usually have one to three producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance product. No single agent or agency accounts for more than 10% of our total direct premiums written.

          Our marketing is primarily directed to physicians. We generally do not target large physician groups or facilities because of the difficulty in underwriting the individual risks and because their purchasing decision is more focused on price. Our marketing efforts differentiate our professional liability insurance products by emphasizing:

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

     - endorsements by, and attendance at meetings of medical societies and related organizations.

          These communications and services have helped us gain exposure among potential insureds and demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds.

          We sell our personal lines coverage through exclusive sales representatives who produce business primarily for MEEMIC. Our representatives are able to sell coverages that

MEEMIC does not underwrite. Those policies are written through MEEMIC's wholly-owned insurance agency; both MEEMIC and our representatives receive compensation from the companies that write those coverages.

          For the year ended December 31, 2004, one sales representative accounted for approximately 5% of our direct premiums written within our personal lines segment. The top 10 sales representatives accounted for approximately 34% of our direct premiums written in 2004.

UNDERWRITING

          Our underwriting process is driven by individual risk selection rather than by account. Our pricing decisions are focused on achieving rate adequacy. We assess the quality and pricing of the risk, primarily emphasizing loss history, practice specialty and location of practice in making our underwriting decision. Our underwriters work closely with our local claims departments. This includes consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.

          Our professional liability underwriting focuses on knowledge of local market conditions and legal environment. Through our five regional underwriting offices located in Alabama, Florida, Indiana, Missouri and Michigan, we have established a local presence within our targeted markets to obtain better information more quickly.

          Our professional liability underwriting department classifies risks by practice specialty and by location. Our underwriters work with our field marketing force to identify business that meets these established underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, our underwriters may also consult with internal actuaries regarding loss trends and pricing and utilize loss-rating models to assess the projected underwriting results of certain insured risks.

          These underwriters are also assisted by our local medical advisory committees that we have established in our key states. These committees are comprised of local physicians, dentists and representatives of hospitals and healthcare entities and help us maintain close ties to the medical communities in these states, provide information on the practice of medicine in each state and provide guidance on critical underwriting and claims issues.

          In personal lines we rely to a significant degree on information provided by our sales representatives in underwriting risks. The majority of our sales representatives are, or were, teachers. This enhances the sales representatives' ability to act as field underwriters since they have a general understanding of lifestyles and insurance needs within the educational community. Our underwriters then evaluate and accept applications for insurance submitted by the sales representatives based on underwriting guidelines.

CLAIMS MANAGEMENT

          In each of our segments our claims departments establish the appropriate case reserves for each claim and monitor the level of each case reserve as circumstances require.

          In professional liability we have claims offices throughout the states in which we write business in order to provide localized and timely attention to claims. Our claims department investigates the circumstances surrounding a medical incident from which a covered claim arises against an insured. Upon investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable settlement or aggressively defend the claim. If the claim is defended, our claims department manages the case, including selecting defense attorneys who specialize in medical liability cases, planning the defense and obtaining medical and/or other professional experts to assist in the analysis and defense of the claim.

          The department also decides when and if to settle all but the most significant claims, which are currently reviewed by an internal committee made up of our Chairman and Chief Executive Officer, our Senior Vice President-Claims, and our outside legal counsel. In each of the states in which we operate, we meet regularly with our local medical advisory committees to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.

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

          We also offer professional liability claims management to self-insuring entities on a fee-for-service basis. While we do not expect this to become a major source of revenue for us, we believe it allows us to leverage our claims-management expertise to produce some additional income as larger groups and facilities decide to self-insure their malpractice risk.

          Our personal lines claims operation is centralized in Auburn Hills, Michigan, with resident adjusters located in cities throughout Michigan. These employee adjusters settle a majority of our claims, and independent multi-line adjusters are used on a contract basis when needed.

          In responding to claims in personal lines, we emphasize timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. We have a year-round, 24-hour claim reporting telephone service for insureds and third-party claimants which enables us to quickly complete initial claim handling and ultimately reduces indemnity payments such as rental and storage.

          We have also established relationships with a network of auto repair shops and other repair facilities that provide damage appraisals and repairs according to established company guidelines. An inspection audit program ensures that repairs are completed timely, economically and to the satisfaction of the customer. Audits of liability claim files are conducted regularly by claims department managers and reinsurers. Historically, less than 1% of all claims result in litigation.

INVESTMENTS

          We manage our investments at the holding company level, but allocate portfolio assets and earnings to the individual segments. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results are evaluated periodically by management. The asset managers typically have the authority to make investment decisions, subject to investment policies, within the asset class they are responsible for managing. See Note 3 to our Consolidated Financial Statements for more detail on our investments.

RATING AGENCIES

          Our principal insurance subsidiaries are rated "A-" (Excellent) by A.M. Best, its fourth highest category out of 15 categories. Best maintained a "Stable" Outlook on these subsidiaries at December 31, 2004. Standard & Poor's rates our principal insurance subsidiaries "A-" (Strong), its seventh highest category out of 21 categories, and maintained a "Stable" outlook on the rating at December 31, 2004.

          In developing these ratings, A.M. Best and Standard & Poor's evaluate an insurer's ability to meet its obligations to policyholders, and are not directed toward the protection of stockholders. These ratings are neither ratings of securities nor a recommendation to buy, hold or sell any security.

          Our West Virginia-based subsidiary, Medical Assurance of West Virginia
(MAWV), which accounts for less than two percent of ProAssurance's book of business, is rated "B" (Fair) by Best with a "Positive" outlook. Best downgraded MAWV on December 24, 2003 as a result of our decision to terminate a reinsurance contract between MAWV and our Alabama-based subsidiary, The Medical Assurance Company, Inc. Standard & Poor's downgraded MAWV on December 19, 2003 and then withdrew the rating at our request.

          As a result of our proposed transaction with NCRIC, as discussed under "Recent Transactions", A.M. Best has placed the financial strength rating of ProAssurance Group under review with negative implications. The negative implications signal that the ratings could either remain the same or be downgraded following the completion of the under review process.

COMPETITION

          Competition depends on several factors including pricing, size, name recognition, service quality, market commitment, breadth and flexibility of coverage, method of sale, financial stability and ratings assigned by A.M. Best and Standard & Poor's. Many of these factors, such as market conditions, the ratings assigned by rating agencies, and regulatory conditions are beyond our control. However, for those factors within our control, such as service quality, market commitment, financial strength and stability, we believe we have competitive strengths that make us a viable competitor in those states where we are currently writing insurance.

          In professional liability we compete with insurance companies and self-insuring entities Many of the competing companies concentrate on a single state and have an extensive knowledge of the local markets. We also compete with large national insurers that may have greater financial strength and resources than we do.

          Self-insuring entities are emerging as an alternative to the traditional insurance market as insureds seek greater control over the professional liability premiums. We assist groups with the formation and administration of self-insuring entities, and earn fee income for the management and services we provide. We do not expect this to become a major source of revenue for us. However, we hope to produce additional income to offset some of the potential lost business as growth in this segment of the market removes potential insureds from the traditional insurance market.

          We believe that we have a competitive advantage in the current market due to our size, geographic scope and name recognition, as well as our heritage as a policyholder-founded company with a long-term commitment to the professional liability insurance industry. We have achieved these advantages through our balance sheet strength, claims defense expertise, strong ratings and ability to deliver a high level of service to our insureds and agents. We believe that these competitive strengths make us a viable competitor in the states where we are currently writing insurance.

          Beginning in 1999, insurance companies focused on medical professional liability coverage experienced higher claim costs on business written in prior years than they had reserved for initially. In many cases this resulted in significant losses and reduced the capital available to support current and future business. This led many professional liability carriers focused on medical professional liability coverages to withdraw from, or limit new business in, one or more markets.

          In 2002 several medical liability insurance companies were forced from the market due to financial difficulties. The St. Paul Companies, then the leading writer of medical professional liability insurance withdrew from the market. In 2003 Farmers Insurance Company exited medical professional liability insurance and The Reciprocal of America was placed under regulatory supervision. We believe these events have heightened the sensitivity of our target market to this issue.

          Given this reduction in capacity and the uncertainty surrounding several writers in the medical professional liability market, we believe there has been a "flight to quality" as insureds place greater emphasis on financial strength and stability. We believe this trend will continue through 2005. However, small competitors, focused on limited pools of risk or geographic areas, are entering the market in a few areas and as a result we cannot be certain how long current market conditions will persist.

          Our personal lines insurance subsidiary operates in a highly competitive market and some of our competitors are substantially larger than we are and have much greater financial, technical and operating resources. Competition depends on several factors including the price and quality of insurance products, the quality and speed of service and claims response, financial strength, sales and marketing capability, technical expertise and ratings assigned by A.M. Best and Standard & Poor's.

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

Insurance Regulation Concerning Change or Acquisition of Control

          The insurance regulatory codes in our operating subsidiaries' respective domiciliary states each contain similar provisions (subject to certain variations) to the effect that the acquisition of "control" of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of "control" arises from the direct or indirect ownership, control or possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file an application for approval of the proposed change of control with the relevant insurance regulatory authority.

In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer doing business in the state if certain conditions exist, such as undue market concentration.

Statutory Accounting and Reporting

          Insurance companies are required to file detailed annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with Statutory Accounting Practices (SAP). Insurance regulators periodically examine each insurer's financial condition, adherence to SAP, and compliance with insurance department rules and regulations.

Regulation of Dividends and Other Payments from Our Operating Subsidiaries

          We are a legal entity separate and distinct from our subsidiaries. As a holding company with no other business operations, our primary sources of cash to meet our obligations, including principal and interest payments with respect to indebtedness, are available dividends and other statutorily permitted payments, such as tax allocation payments from our operating subsidiaries.

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

          State insurance holding company acts generally require domestic insurers to obtain prior approval of extraordinary dividends. Under the insurance holding company acts governing our principal operating subsidiaries, a dividend is considered to be extraordinary if the combined dividends and distributions to the parent holding company in any 12 month period are more than the greater of either the insurer's net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.

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

Risk-Based Capital

          In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) specifies risk-based capital (RBC) requirements for property and casualty insurance companies. At December 31, 2004, all of ProAssurance's insurance subsidiaries exceeded the minimum level and, as a result, no regulatory response or action was required.

Investment Regulation

          Our operating subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. We believe that our operating subsidiaries are in compliance with state investment regulations.

Guaranty Funds

          Admitted insurance companies are required to be members of guaranty associations which administer state Guaranty Funds. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.

Shared Markets

          State insurance regulations may force us to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide certain insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. Our operating subsidiaries' participation in such shared markets or pooling mechanisms is not material to our business at this time.

Legislative and Regulatory Changes

          In recent years, the insurance industry has been subject to increased scrutiny by regulators and legislators. The NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems.

          Several of the states in which we operate, notably Ohio and West Virginia, have passed Tort Reform, but these laws have yet to materially affect our business. However, we believe they will be challenged in court and past history tells us that they may be invalidated in the appeals process. Because we cannot predict with any certainty how appellate courts will rule on these laws we do not take them into account in our rate-making assumptions, except in Florida where such credit is required by law.

          Legislatures in other states in which we operate are currently considering, or being asked to consider Tort Reform, but we cannot predict in which states those efforts will be successful. In certain states, Tort Reform may also place limits on the ability of medical liability insurers to raise or maintain rates at adequate levels. We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.

          The professional liability market in Florida is also likely to be changed by three constitutional amendments that were approved by voters in November 2004. The first amendment places limits on fees plaintiff attorneys may collect in medical liability cases and could result in fewer malpractice claims being filed.

          The second amendment would take away the license of any physician who has three malpractice judgments or adverse findings by a licensing review organization. We believe this could cause physicians to demand settlements in malpractice cases which could generate more lawsuits and drive up costs.

          The third amendment gives the public greater rights to see previously confidential state complaints filed against doctors and institutions, incident reports filed after medical errors, and documents from error reviews done by hospitals. This could have a detrimental effect on peer review activities.

          All three amendments are being challenged in court and are subject to further legislative interpretation. We are unable to predict how they will affect our business until we know exactly how and when they will be implemented.

          There are also Tort Reform proposals being considered at the Federal level. This legislation has the backing of the Bush administration and has repeatedly passed the House of Representatives. The legislation has never been approved in the Senate and while there are more Republicans now serving in the Senate, we do not know if there are enough votes to enact these reforms. As in the states, passage of a federal Tort Reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.

          In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study on the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming some role in the regulation of the insurance industry. Although the federal government does not regulate the business of insurance directly, federal initiatives often affect the insurance business. Current and proposed federal measures that may significantly affect the insurance business include changes in medical patient protection laws such as the "Patients Bill of Rights", tort reform and environmental laws.

EMPLOYEES

          At December 31, 2004, we employed 632 persons. None of our employees are represented by a labor union. We consider our employee relations to be good.

FORWARD-LOOKING STATEMENTS

          Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate", "project" and other analogous expressions. Forward-looking statements relating to our business include among other things, statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of our obligations under the debentures, payment of dividends, and other matters. In addition, forward-looking statements may also relate to the proposed merger between ProAssurance and NCRIC Group, Inc. as well as the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the combined company including, without limitation, statements relating to the benefits of the merger, such as future financial and operating results, cost savings, enhanced revenues and the accretion to reported earnings that may be realized from the merger and statements regarding certain of ProAssurance's and/or NCRIC's goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance.

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

          Risks that could adversely affect our proposed transaction with NCRIC include but are not limited to the following:

     - the business of ProAssurance and NCRIC may not be combined successfully, or such combination may take longer to accomplish than expected;

     - the cost savings from the merger may not be fully realized or may take longer to realize than expected;

     - operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;

     - governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;

     - there may be restrictions on our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations; and

     -    the stockholders of NCRIC may fail to approve the merger.

           GLOSSARY OF SELECTED INSURANCE AND RELATED FINANCIAL TERMS

In an effort to help our investors and other interested parties better understand our report, we are providing a Glossary of Selected Insurance Terms. These definitions are taken from recognized industry sources such as A. M. Best and The Insurance Information Institute. This list is intended to be informative and explanatory, but we do not represent that it is a comprehensive glossary.

Accident year ......................   The accounting period in which an insured
                                       event becomes a liability of the insurer.

Admitted company; admitted basis ...   An insurance company licensed and
                                       authorized to do business in a particular
                                       state. An admitted company doing business
                                       in a state is said to operate on "an
                                       admitted basis" and is subject to all
                                       state insurance laws and regulations
                                       pertaining to its operations. (See:
                                       Non-admitted company)

Adverse selection ..................   The tendency of those exposed to a higher
                                       risk to seek more insurance coverage than
                                       those at a lower risk. Insurers react
                                       either by charging higher premiums or not
                                       insuring at all, as in the case of
                                       floods. Adverse selection can be seen as
                                       concentrating risk instead of spreading
                                       it.

Agent ..............................   An individual or firm that represents an
                                       insurer under a contractual or employment
                                       agreement for the purpose of selling
                                       insurance. There are two types of agents:
                                       independent agents, who represent one or
                                       more insurance companies but are not
                                       employed by those companies and are paid
                                       on commission, and exclusive or captive
                                       agents, who by contract are required to
                                       represent or favor only one insurance
                                       company and are either salaried or work
                                       on commission. Insurance companies that
                                       use employee or captive agents are called
                                       direct writers. Agents are compensated
                                       by the insurance company whose products
                                       they sell. By definition, with respect to
                                       a given insurer, an agent is not a broker
                                       (See: Brokers)

Alternative markets ................   Mechanisms used to fund self-insurance.
                                       This includes captives, which are
                                       insurers owned by one or more
                                       non-insurers to provide owners with
                                       coverage. Risk-retention groups, formed
                                       by members of similar professions or
                                       businesses to obtain liability insurance,
                                       are also a form of self-insurance.

Assets; admitted; non-admitted .....   Property owned, in this case by an
                                       insurance company, including stocks,
                                       bonds, and real estate. Because insurance
                                       accounting is concerned with solvency and
                                       the ability to pay claims, insurance
                                       regulators require a conservative
                                       valuation of assets, prohibiting
                                       insurance companies from listing assets
                                       on their balance sheets whose values are
                                       uncertain, such as furniture, fixtures,
                                       debit balances, and accounts receivable
                                       that are more than 90 days past due
                                       (these are non-admitted assets). Admitted
                                       assets are those assets that can be
                                       easily sold in the event of

                                       liquidation or borrowed against, and
                                       receivables for which payment can be
                                       reasonably anticipated.

Broker .............................   An intermediary between a customer and an
                                       insurance company. Brokers typically
                                       search the market for coverage
                                       appropriate to their clients and they
                                       usually sell commercial, not personal,
                                       insurance. Brokers are compensated by the
                                       insureds on whose behalf they are
                                       working. With respect to a given insurer,
                                       a broker is not an agent. (See: Agent)

Bulk reserves ......................   Reserves for losses that have occurred
                                       but have not been reported as well as
                                       anticipated changes to losses on reported
                                       claims. Bulk reserves are the difference
                                       between (i) the sum of case reserves and
                                       paid losses and (ii) an actuarially
                                       determined estimate of the total losses
                                       necessary for the ultimate settlement of
                                       all reported and incurred but not
                                       reported claims, including amounts
                                       already paid. (See: Case Reserves)

Capacity ...........................   For an individual insurer, the maximum
                                       amount of premium or risk it can
                                       underwrite based on its financial
                                       condition. The adequacy of an insurer's
                                       capital relative to its exposure to loss
                                       is an important measure of solvency.

Capital ............................   Stockholder's equity (for publicly-traded
                                       insurance companies) and policyholders'
                                       surplus (for mutual insurance companies).
                                       Capital adequacy is linked to the
                                       riskiness of an insurer's business. (See:
                                       Risk-Based Capital, Surplus, Solvency)

Case reserves ......................   Reserves for future losses for reported
                                       claims as established by an insurer's
                                       claims department.

Casualty insurance .................   Insurance which is primarily concerned
                                       with the losses caused by injuries to
                                       third persons (in other words, persons
                                       other than the policyholder) and the
                                       legal liability imposed on the insured
                                       resulting therefrom. (See: Professional
                                       liability insurance, Medical professional
                                       liability insurance)

Catastrophe ........................   Term used for statistical recording
                                       purposes to refer to a single incident or
                                       a series of closely related incidents
                                       causing severe insured property losses
                                       totaling more than a given amount.

Catastrophe Reinsurance ............   Reinsurance (insurance for insurers) for
                                       catastrophic losses.

Cede, cedant; ceding company .......   When a party reinsures its liability with
                                       another, it "cedes" business and is
                                       referred to as the "cedant" or "ceding
                                       company."

Claims-made policy; coverage .......   A form of insurance that pays claims
                                       presented to the insurer during the term
                                       of the policy or within a specific term
                                       after its expiration. It limits liability
                                       insurers' exposure to unknown future
                                       liabilities. Under a claims-made policy,
                                       an insured event becomes a liability when
                                       the event is first reported to the
                                       insurer.


Combined ratio .....................   The sum of the underwriting expense ratio
                                       and net loss ratio, determined in
                                       accordance with either statutory
                                       accounting principles (SAP) or GAAP.

Commission .........................   Fee paid to an agent or insurance
                                       salesperson as a percentage of the policy
                                       premium. The percentage varies widely
                                       depending on coverage, the insurer, and
                                       the marketing methods.

Direct premiums written ............   Premiums charged by an insurer for the
                                       policies that it underwrites, excluding
                                       any premiums that it receives as a
                                       reinsurer.

Direct writer(s) ...................   Insurance companies that sell directly to
                                       the public using exclusive agents or
                                       their own employees.

Domestic insurance company .........   Term used by a state to refer to any
                                       company incorporated there.

Excess & Surplus Lines;
Surplus lines ......................   Property/casualty insurance coverage that
                                       isn't generally available from insurers
                                       licensed in the state (See: Admitted
                                       companies) and must be purchased from a
                                       "non-admitted company". Examples include
                                       risks of an unusual nature that require
                                       greater flexibility in policy terms and
                                       conditions than exist in standard forms
                                       or where the highest rates allowed by
                                       state regulators are considered
                                       inadequate by admitted companies. Laws
                                       governing surplus lines vary by state.

Excess coverage; excess limits .....   An insurance policy that provides
                                       coverage limits above another policy with
                                       similar coverage terms, or above a
                                       self-insured amount.

Extended Reporting Endorsement......   Also known as a "tail policy" or "tail
                                       premium." Tail coverage provides
                                       protection for future claims filed after
                                       a claims-made policy has lapsed.
                                       Typically requires payment of an
                                       additional premium, the "tail premium."
                                       "Tail coverage" may also be granted if
                                       the insured becomes disabled, dies or
                                       permanently retired from the covered
                                       occupation (i.e., the practice of
                                       medicine in medical liability policies.)

Facultative reinsurance ............   A generic term describing reinsurance
                                       where the reinsurer assumes all or a
                                       portion of a single risk. Each risk is
                                       separately evaluated and each contract is
                                       separately negotiated by the reinsurer.

Frequency ..........................   Number of times a loss occurs per unit of
                                       risk or exposure. One of the criteria
                                       used in calculating premium rates.

Front, fronting ....................   A procedure in which a primary insurer
                                       acts as the insurer of record by issuing
                                       a policy, but then passes all or
                                       virtually all of the risk to a reinsurer
                                       in exchange for a commission. Often, the
                                       fronting insurer is licensed to do
                                       business in a state or country where the
                                       risk is located, but the reinsurer is
                                       not. The reinsurer in this scenario is
                                       often a captive or an independent
                                       insurance company that cannot sell
                                       insurance directly in a particular
                                       country.

Gross premiums written .............   Total premiums for direct insurance
                                       written and assumed reinsurance during a
                                       given period. The sum of direct and
                                       assumed premiums written.

Guaranty Fund; assessment(s) .......   The mechanism by which solvent insurers
                                       ensure that some of the policyholder and
                                       third party claims against insurance
                                       companies that fail are paid. Such funds
                                       are required in all 50 states, the
                                       District of Columbia and Puerto Rico, but
                                       the type and amount of claim covered by
                                       the fund varies from state to state.

Homeowners insurance ...............   The typical homeowners insurance policy
                                       covers the house, the garage and other
                                       structures on the property, as well as
                                       personal possessions inside the house
                                       such as furniture, appliances and
                                       clothing, against a wide variety of
                                       perils including windstorms, fire and
                                       theft. The extent of the perils covered
                                       depends on the type of policy. An
                                       all-risk policy offers the broadest
                                       coverage. This covers all perils except
                                       those specifically excluded in the policy.

Incurred but not reported (IBNR) ...   Actuarially estimated reserves for
                                       estimated losses that have been incurred
                                       by insureds and reinsureds but not yet
                                       reported to the insurer or reinsurer
                                       including unknown future developments on
                                       losses which are known to the insurer or
                                       reinsurer. Insurance companies regularly
                                       adjust reserves for such losses as new
                                       information becomes available.

Incurred losses ....................   Losses covered by the insurer within a
                                       fixed period, whether or not adjusted or
                                       paid during the same period, plus changes
                                       in the estimated value of losses from
                                       prior periods.

Insolvent; insolvency ..............   Insurer's inability to pay debts.
                                       Typically the first sign of problems is
                                       inability to pass the financial tests
                                       regulators administer as a routine
                                       procedure. (See: Risk-based capital)

Investment income ..................   Income generated by the investment of
                                       assets. Insurers have two sources of
                                       income, underwriting (premiums less
                                       claims and expenses) and investment
                                       income.

Liability insurance ................   A line of casualty insurance for amounts
                                       a policyholder is legally obligated to
                                       pay because of bodily injury or property
                                       damage caused to another person. (See:
                                       Casualty insurance, Professional
                                       liability insurance, Medical professional
                                       liability insurance)

Limits .............................   Maximum amount of insurance that can be
                                       paid for a covered loss.

Long-tail; short-tail ..............   The long period of time between
                                       collecting the premium for insuring a
                                       risk and the ultimate payment of losses.
                                       This allows insurance companies to invest
                                       the premiums until losses are paid, thus
                                       producing a higher level of invested
                                       assets and investment income as compared
                                       to other lines of property and casualty
                                       business. Medical professional liability
                                       is considered a

                                       long tail line of insurance. Personal
                                       lines is primarily considered a short
                                       tail line of insurance due to shorter
                                       time periods between insuring the risk
                                       and the ultimate payment of claims. As a result, there is less time to invest premiums collected, which makes it necessary to achieve an underwriting profit in order to generate a satisfactory return on equity. (See:
                                       Medical professional liability,
                                       Professional liability)

Loss adjustment expenses (LAE) .....   The expenses of settling claims,
                                       including legal and other fees and the
                                       portion of general expenses allocated to
                                       claim settlement costs.

Loss costs .........................   The portion of an insurance rate used to
                                       cover claims and the costs of adjusting
                                       claims. Insurance companies typically
                                       determine their rates by estimating their
                                       future loss costs and adding a provision
                                       for expenses, profit, and contingencies.

Loss ratio .........................   Percentage of each premium dollar an
                                       insurer spends on claims.

Loss reserves ......................   Liabilities established by insurers and
                                       reinsurers to reflect the estimated cost
                                       of claims payments and the related
                                       expenses that the insurer or reinsurer
                                       will ultimately be required to pay in
                                       respect of insurance or reinsurance it
                                       has written. They represent a liability
                                       on the insurer's balance sheet.

Medical professional
liability insurance ................   Insurance against the legal liability of
                                       an insured (and against loss, damage or
                                       expense incidental to a claim of such
                                       liability) arising out of death, injury
                                       or disablement of a person as the result
                                       of negligent deviation from the standard
                                       of care or other misconduct in rendering
                                       professional service.

NAIC ...............................   The National Association of Insurance
                                       Commissioners is the organization of
                                       insurance regulators from the 50 states,
                                       the District of Columbia and the four
                                       U.S. territories. The NAIC provides a
                                       forum for the development of uniform
                                       policy when uniformity is appropriate.

Net loss ratio .....................   The net loss ratio measures the ratio of
                                       net losses to earned premiums determined
                                       in accordance with SAP or GAAP.

Net premium earned .................   The portion of net premium written that
                                       is recognized for accounting purposes as
                                       income during a particular period. Equal
                                       to net premiums written plus the change
                                       in net unearned premiums during the
                                       period.

Net premiums written ...............   Gross premiums written for a given period
                                       less premiums ceded to reinsurers during
                                       such period.

Non-admitted company; basis ........   Insurers licensed in some states, but not
                                       others. States where an insurer is not
                                       licensed call that insurer
                                       "non-admitted." Non-admitted companies
                                       sell coverage that is unavailable from
                                       licensed insurers within a state and are
                                       generally exempt from most state laws and
                                       regulations related to rates and

                                       coverages. Policyholders of such
                                       companies generally do not have the same degree of consumer protection and financial recourse as policyholders of admitted companies. Non-admitted companies are said to operate on a "non-admitted" basis.

Occurrence policy; coverage.........   Insurance that pays claims arising out of
                                       incidents that occur during the  policy
                                       term, even if they are filed many years
                                       later. Under an occurrence policy the
                                       insured event becomes a liability when
                                       the event takes place.

Operating ratio ....................   The operating ratio is the combined
                                       ratio, less the ratio of investment
                                       income (exclusive of realized gains and
                                       losses) to net earned premiums, if
                                       determined in accordance with GAAP. While
                                       the combined ratio strictly measures
                                       underwriting profitability, the operating
                                       ratio incorporates the effect of
                                       investment income.

Personal lines insurance ...........   Property and casualty insurance written
                                       for an individual and on the personal and
                                       real property of an individual such as
                                       homeowners insurance and personal
                                       automobile insurance.

Policy .............................   A written contract for insurance between
                                       an insurance company and policyholder
                                       stating details of coverage.

Premium ............................   The price of an insurance policy,
                                       typically charged annually or
                                       semiannually.

Premiums written ...................   The total premiums on all policies
                                       written by an insurer during a specified
                                       period of time, regardless of what
                                       portions have been earned.

Premium tax ........................   A state tax on premiums for policies
                                       issued in the state, paid by insurers.

Primary Company ....................   In a reinsurance transaction, the
                                       insurance company that is reinsured.

Professional liability insurance ...   Covers professionals for negligence and
                                       errors or omissions that cause injury or
                                       economic loss to their clients. (See:
                                       Casualty insurance, Liability insurance,
                                       Medical professional liability insurance)

Property/casualty insurance ........   Covers damage to or loss of
                                       policyholders' property and legal
                                       liability for damages caused to other
                                       people or their property.

Rate ...............................   The cost of insurance for a specific unit
                                       of exposure, such as for one physician.
                                       Rates are based on historical loss
                                       experience for similar risks and may be
                                       regulated by state insurance offices.

Rating agencies ....................   These agencies assess insurers' financial
                                       strength and viability to meet
                                       claims obligations. Some of the factors
                                       considered include company earnings,
                                       capital adequacy, operating leverage,
                                       liquidity, investment performance,
                                       reinsurance programs, and management
                                       ability, integrity and experience. A high
                                       financial rating is not the same as a
                                       high consumer satisfaction rating.

Reinsurance ........................  Insurance bought by insurance companies.
                                      In a reinsurance contract the reinsurer
                                      agrees to indemnify another insurance or
                                      reinsurance company, the ceding company,
                                      against all or a portion of the insurance
                                      or reinsurance risks underwritten by the
                                      ceding company under one or more policies.
                                      Reinsurers may have their own reinsurers,
                                      called retrocessionaires. Reinsurers don't
                                      pay policyholder claims. Instead, they
                                      reimburse insurers for claims paid.

Reinsured layer; retained layer ...   The retained layer is the cumulative
                                      portion of each loss, on a per-claim
                                      basis, which is less than an insurer's
                                      reinsurance retention for a given coverage
                                      year. Likewise, the reinsured layer is the
                                      cumulative portion of each loss that
                                      exceeds the reinsurance retention. (See:
                                      Reinsurance, Retention)

Reserves ..........................   A company's best estimate of what it will
                                      pay, at some point in the future, for
                                      claims for which it is currently
                                      responsible.

Retention .........................   The amount or portion of risk that an
                                      insurer retains for its own account.
                                      Losses in excess of the retention level up
                                      to the outer limit, if any, are paid by
                                      the reinsurer. In proportional treaties,
                                      the retention may be a percentage of the
                                      original policy's limit. In excess of loss
                                      business, the retention is a dollar amount
                                      of loss, a loss ratio or a percentage.

Risk-Based Capital (RBC) ..........   A regulatory measure of the amount of
                                      capital required for an insurance company,
                                      based upon the volume and inherent
                                      riskiness of the insurance sold, the
                                      composition of its investment portfolio
                                      and other financial risk factors.
                                      Higher-risk types of insurance, liability
                                      as opposed to property business, generally
                                      necessitate higher levels of capital. The
                                      NAIC's RBC model law stipulates four
                                      levels of regulatory action with the
                                      degree of regulatory intervention
                                      increasing as the level of surplus falls
                                      below a minimum amount as determined under
                                      the model law. (See: NAIC)

Risk management ...................   Management of the varied risks to which a
                                      business firm or association might be
                                      subject. It includes analyzing all
                                      exposures to gauge the likelihood of loss
                                      and choosing options to better manage or
                                      minimize loss. These options typically
                                      include reducing and eliminating the risk
                                      with safety measures, buying insurance,
                                      and self-insurance.

Self-insurance ....................   The concept of assuming a financial risk
                                      oneself, instead of paying an insurance
                                      company to take it on. Every policyholder
                                      is a self-insurer in terms of paying a
                                      deductible and co-payments. Larger
                                      policyholders often self-insure frequent
                                      or predictable losses to avoid insurance
                                      overhead expenses.

Severity ..........................   The average claim cost, statistically
                                      determined by dividing dollars of losses
                                      by the number of claims.

Solvent, solvency .................   Insurance companies' ability to pay the
                                      claims of policyholders. Regulations to
                                      promote solvency include minimum capital
                                      and surplus requirements, statutory
                                      accounting conventions, limits to
                                      insurance company investment and corporate
                                      activities, financial ratio tests, and
                                      financial data disclosure.

Statutory Accounting Principles;
   SAP ............................   More conservative standards than under
                                      GAAP accounting rules, they are imposed by
                                      state laws that emphasize the present
                                      solvency of insurance companies. SAP helps
                                      ensure that the company will have
                                      sufficient funds readily available to meet
                                      all anticipated insurance obligations by
                                      recognizing liabilities earlier or at a
                                      higher value than GAAP and assets later or
                                      at a lower value. For example, SAP
                                      requires that selling expenses be recorded
                                      immediately rather than amortized over the
                                      life of the policy. (See: Generally
                                      Accepted Accounting Principles, Admitted
                                      assets)

Surplus; statutory surplus ........   The excess of admitted assets over total
                                      liabilities (including loss reserves) that
                                      protects policyholders in case of
                                      unexpectedly high claims. "Statutory
                                      Surplus" is determined in accordance with
                                      Statutory Accounting Principles.

Tail ..............................   The period of time that elapses between
                                      the occurrence of the loss event and the
                                      payment in respect thereof.

Third-party coverage ..............   Liability coverage purchased by the
                                      policyholder as a protection against
                                      possible lawsuits filed by a third party.
                                      The insured and the insurer are the first
                                      and second parties to the insurance
                                      contract.

Treaty reinsurance ................   The reinsurance of a specified type or
                                      category of risks defined in a reinsurance
                                      agreement (a "treaty") between a primary
                                      insurer or other reinsured and a
                                      reinsurer. Typically, in treaty
                                      reinsurance, the primary insurer or
                                      reinsured is obligated to offer and the
                                      reinsurer is obligated to accept a
                                      specified portion of all such type or
                                      category of risks originally written by
                                      the primary insurer or reinsured.

Umbrella coverage .................   Insurance protection for all classes of
                                      business, including automobile, fire,
                                      general liability, homeowners, multiple
                                      peril, burglary, and glass, combining the
                                      coverages for these classes of business
                                      into one insurance contract. Typically
                                      provides coverage limits in excess of
                                      other insurance policies.

Underwriting ......................   The insurer's or reinsurer's process of
                                      reviewing applications submitted for
                                      insurance coverage, deciding whether to
                                      accept all or part of the coverage
                                      requested and determining the applicable
                                      premiums.

Underwriting expense ratio ........   The ratio of underwriting, acquisition and
                                      other insurance expenses incurred to net
                                      premiums earned (for statutory purposes,
                                      the ratio of underwriting expenses
                                      incurred to net premiums written.)



Underwriting expenses .............   The aggregate of policy acquisition costs,
                                      including commissions, and the portion of
                                      administrative, general and other expenses
                                      attributable to underwriting operations.

Underwriting income; loss .........   The insurer's profit on the insurance sale
                                      after all expenses and losses have been
                                      paid, before investment income or income
                                      taxes. When premiums aren't sufficient to
                                      cover claims and expenses, the result is
                                      an "underwriting loss."

Underwriting profit ...............   The amount by which net earned premiums
                                      exceed Underwriting Income; the sum of
                                      losses, loss adjustment expenses and
                                      underwriting expenses (See: Underwriting
                                      Income)

Unearned premium ..................   The portion of premium that represents the
                                      consideration for the assumption of risk
                                      in the future. Such premium is not yet
                                      earned since the risk has not yet been
                                      assumed. May also be defined as the
                                      pro-rata portion of written premiums that
                                      would be returned to policyholders if all
                                      policies were terminated by the insurer on
                                      a given date.

ITEM 2. PROPERTIES

          We own a 156,000 square foot office building located in Birmingham, Alabama where we currently occupy approximately 78,000 square feet. The remaining office space is leased to unaffiliated persons or is available to be leased. We also own a 53,000 square foot office building in Okemos, Michigan that we fully occupy. Both buildings are currently unencumbered. MEEMIC leases its corporate offices in Auburn Hills, Michigan. In 2005 MEEMIC plans to begin construction of new corporate offices on an 11.5-acre vacant parcel of land currently owned in Auburn Hills, Michigan. We lease other office facilities in various locations and lease computer and operating equipment under cancelable and non-cancelable agreements.

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

          See Note 8 to our Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION

          The executive officers of ProAssurance serve at the pleasure of the Board of Directors.

          Our senior management team is led by A. Derrill Crowe, M.D., our Chairman and Chief Executive Officer, and Victor T. Adamo, Esq., our President and Chief Operating Officer. Dr. Crowe (Age 68) has acted as the Chief Executive Officer of Medical Assurance since its founding in 1977. He has applied a hands-on management style in developing our underwriting and claims strategies and was instrumental in establishing us as a leading professional liability specialist. Mr. Adamo (Age 57) has held various positions with Professionals Group since 1985, becoming its CEO in 1987 and being named President in 1989. He is largely responsible for building Professionals Group into a successful regional professional liability company.

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

          Here are the other executive officers of ProAssurance and a brief description of their principal occupation and employment during the last five years.

PAUL R. BUTRUS       Mr. Butrus has served as our Vice Chairman and a director
                     of ProAssurance since we began operations in June 2001. Mr.
                     Butrus has been Executive Vice President and a director of Medical Assurance since its incorporation in 1995. Mr.
                     Butrus has been employed by Medical Assurance Company and its subsidiaries since 1977. (Age 64)

HOWARD H. FRIEDMAN   Mr. Friedman was appointed as our Senior Vice President,
                     Chief Financial Officer, and Secretary in June 2001. Mr.
                     Friedman has served in a number of positions for Medical
                     Assurance since 1996, most recently as Senior Vice
                     President, Corporate Development of Medical Assurance. Mr.
                     Friedman is an Associate of the Casualty Actuarial Society.
                     He also serves as a director of MEEMIC. (Age 46)

JAMES J. MORELLO     Mr. Morello was appointed as our Senior Vice President,
                     Chief Accounting Officer and Treasurer in June 2001. Mr.
                     Morello has been Senior Vice President and Treasurer for
                     Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Medical Assurance Company since 1984. He also serves as a director of Medical Assurance's insurance subsidiaries and as treasurer for ProNational. Mr. Morello is a certified public accountant. (Age 56)

FRANK B. O'NEIL      Mr. O'Neil was appointed as our Senior Vice President of
                     Corporate Communications and Investor Relations in
                     September 2001. Mr. O'Neil has been Senior Vice President of Corporate Communications for Medical Assurance since
                     1997 and employed by Medical Assurance Company and its subsidiaries since 1987. (Age 51)

EDWARD L. RAND       Mr. Rand was appointed as our Senior Vice President of
                     Finance in November 2004. Prior to joining ProAssurance Mr.
                     Rand was the Chief Accounting Officer and Head of Corporate
                     Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American
                     Corporation. (Age 38)

LYNN M. KALINOWSKI   Mr. Kalinowski has been President of MEEMIC Holdings and
                     MEEMIC since September 2001. Mr. Kalinowski previously served as President of MEEMIC from January 1993 to May 1997 and as Executive Vice President of MEEMIC from May 1997 to
                     September 2001. Prior to joining MEEMIC in 1993, Mr.
                     Kalinowski was the President of Southern Michigan Mutual
                     Insurance Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau (now the State of Michigan Office of Financial and Insurance
                     Services). Mr. Kalinowski has been a director of MEEMIC
                     Holdings since 1998. (Age 53)

     ProAssurance has adopted a code of ethics that applies to its directors and executive officers, including its principal executive officers, principal financial officer, and principal accounting officer. See Item 1 for information regarding the availability of the Code of Ethics.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At March 2, 2005, ProAssurance Corporation (PRA) had 3,535 stockholders of record and 29,205,007 shares of common stock outstanding. ProAssurance's common stock currently trades on The New York Stock Exchange (NYSE) under the symbol "PRA".

                2004              2003
          ---------------   ---------------
Quarter    HIGH      LOW     High      Low
-------   ------   ------   ------   ------
First     $35.00   $30.33   $23.92   $20.69
Second     37.42    32.83    30.50    23.40
Third      35.20    30.20    28.90    24.50
Fourth     40.57    33.48    32.97    26.86

          ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.

          ProAssurance's insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption "Insurance Regulatory Matters-Regulation of Dividends and Other Payments from Our Operating Subsidiaries" in Item 1 on page 11 of this 10-K.

ITEM 6. SELECTED FINANCIAL DATA

                                                               Year ended December 31
                                          ---------------------------------------------------------------
SELECTED FINANCIAL DATA (1)                  2004          2003         2002         2001         2000
---------------------------               ----------   -----------   ----------   ----------   ----------
                                                           (In thousands except per share data)
Gross premiums written                    $  789,660    $  740,110   $  636,156   $  388,983   $  223,871
Net premiums written                         717,059       668,909      537,123      310,291      194,279

Premiums earned                              765,643       698,347      576,414      381,510      216,297
Premiums ceded                               (69,623)      (74,833)     (99,006)     (68,165)     (38,701)
Net premiums earned                          696,020       623,514      477,408      313,345      177,596
Net investment income                         87,225        73,619       76,918       59,782       41,450
Net realized investment gains (losses)         7,609         5,992       (5,306)       5,441          913
Other income                                   3,699         6,515        6,747        3,987        2,630
   Total revenues                            794,553       709,640      555,767      382,555      222,589
Net losses and loss adjustment expenses      572,881       551,376      448,029      298,558      155,710
Income before cumulative effect
   of accounting change                       72,811        38,703       10,513       12,450       24,300
Net income (2)                                72,811        38,703       12,207       12,450       24,300
Income per share before cumulative
   effect of accounting change (3)
   Basic                                  $     2.50    $     1.34   $     0.40   $     0.51   $     1.04
   Diluted                                $     2.37    $     1.32   $     0.39   $     0.51   $     1.04
Net income per share: (2) (3)
   Basic                                  $     2.50    $     1.34   $     0.47   $     0.51   $     1.04
   Diluted                                $     2.37    $     1.32   $     0.46   $     0.51   $     1.04
Weighted average number of
   shares outstanding: (3)
   Basic                                      29,164        28,956       26,231       24,263       23,291
   Diluted                                    31,984        30,389       26,254       24,267       23,291

BALANCE SHEET DATA (as of December 31)

Total investments                         $2,455,053    $2,055,672   $1,679,497   $1,521,279   $  796,526
Total assets                               3,239,198     2,879,352    2,586,650    2,238,325    1,122,836
Reserve for losses and loss
   adjustment expenses                     2,029,592     1,814,584    1,622,468    1,442,341      659,659
Long-term debt                               151,480       104,789       72,500       82,500            -
Total liabilities                          2,628,179     2,333,047    2,055,086    1,802,606      777,669
Total capital                                611,019       546,305      505,194      413,231      345,167
Total capital per share of common
   stock outstanding                      $    20.92    $    18.77   $    17.49   $    16.02   $    15.22
Common stock outstanding at
   end of year                                29,204        29,105       28,877       25,789       22,682

(1)  Includes Professionals Group since the date of consolidation, June 27,
     2001.

(2) Net income for the year ended December 31, 2002 was increased by $1.7 million due to the adoption of SFAS 141 and 142. See Note 13 to our consolidated financial statements. In accordance with SFAS 142, we wrote off the unamortized balance of deferred credits that related to business combinations completed prior to July 1, 2001. The cumulative effect increased net income per share (basic and diluted) by $0.07 per share.

(3) Diluted net income per share for 2003 has been restated to reflect implementation of Emerging Issues Task Force 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". The restatement reduced previously reported diluted net income per share by $0.01.

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

CRITICAL ACCOUNTING POLICIES

          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). Preparation of these financial statements requires us to make estimates and assumptions in certain circumstances that affect the amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially affected by the need to make accounting adjustments reflecting changes in these estimates and assumptions. Management considers an accounting policy to be critical if it involves significant judgment by management and if the effect of those judgments could result in a material effect on the financial statements.

          We believe the following critical accounting policies used in the preparation of the consolidated financial statements are the most sensitive to estimates and judgments.

Reserve for Losses and Loss Adjustment Expenses (reserve for losses)

          Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserves for losses each year and prepare reports that include recommendations as to the level of reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserves for losses. Estimating casualty insurance reserves, and particularly professional liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserves, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made. See the discussion under "Overview" in this section for a history of our loss reserve development.

Reinsurance

          Our receivable from reinsurers represents our estimate of the amount of our future loss payments that will be recoverable from our reinsurers. These estimates are based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is a percentage of the losses reimbursed under the agreement. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and payable to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in then current operations. Due to the size of our receivable from reinsurers, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made. At December 31, 2004, we considered all of our receivables from reinsurers to be collectible.

Investments

          We consider our fixed maturity securities as available-for-sale and our equity securities as either available-for-sale or trading portfolio securities. Both available-for-sale and trading portfolio securities are carried at fair value. Positive and negative changes in the market value (unrealized gains and losses) of available-for-sale securities are included, net of the related tax effect, in accumulated comprehensive income, a component of stockholders' equity, and are excluded from current period net income. Positive and negative changes in the market value of trading portfolio securities are included in current period net income as a component of net realized investment gains (losses).

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

          A decline in the fair value of an available-for-sale security below cost that we judge to be other than temporary is realized as a loss in the current period income statement and reduces the cost basis of the security. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the security.

Deferred Policy Acquisition Costs

          Policy acquisition costs, primarily commissions, premium taxes and underwriting salaries, vary directly with, and are primarily related to, the acquisition of new and renewal premiums. Such costs are capitalized and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs based on our estimates of the profitability of the underlying business and any amounts estimated to be unrecoverable are charged to expense in the current period.

Goodwill

          In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" we make an annual assessment by reporting unit as to whether the value of our goodwill assets is impaired. We completed such assessments in 2004 and 2003 and concluded that the value of our goodwill assets of approximately $23.7 million was not impaired. We use both market-based valuation models and a capital assets pricing model to estimate the fair value of each reporting unit. These models require the use of numerous assumptions regarding market perceptions of value as related to our consolidated and reporting unit historical and projected operating results and those of other economically similar entities. Changes to these assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

          ProAssurance Corporation is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of those insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under "Regulation of Dividends...from Our Operating Subsidiaries" in Part I, and in Note 16 of our Notes to the Consolidated Financial Statements for additional information regarding dividend limitations.

          Within our operating subsidiaries our primary need for liquid funds is to pay losses and operating expenses in the ordinary course of business. Our operating activities provided positive cash flow of $373.5 million for the year ended December 31, 2004 as compared to $282.8 million for the year ended December 31, 2003. As in the prior year, the primary sources of our operating cash flows are net investment income and the excess of premiums collected over paid net losses and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. A general measure of this timing delay is the paid loss ratio, which is computed by dividing paid losses for the year by net earned premium. Our paid loss ratios for the years ended December 31, 2004 and 2003 are 46% and 55%, respectively. This timing delay is more evident in periods of premium growth, regardless of whether that growth is the result of additional business or rate increases.

          We believe that premium adequacy is critical to our long-term liquidity. We continually review rates and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We are unable to predict whether we will continue to receive approval for our rate filings.

          We held cash and cash equivalents of approximately $30.1 million at December 31, 2004 as compared to $42.0 million at December 31, 2003. We transfer most of the cash generated from operations into our investment portfolio.

          We primarily invest in fixed maturity securities and in 2004 our investment in fixed maturity securities grew by $467.2 million or 26%. The growth is primarily due to the investment of funds generated from operations, but also includes net proceeds of $44.9 million from the sale of trust preferred securities having a face value of $46.4 million, and funds transferred to fixed maturities from short-term investments, cash and cash equivalents. Offsetting these increases is a $14.9 million decline in fixed maturity unrealized gains.

          Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA" at December 31, 2004. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at December 31, 2004 is 3.81 years. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates may also affect the fair value of our fixed maturity securities. Net unrealized gains related to our available-for-sale securities decreased by $15.4 million at December 31, 2004 as compared to December 31, 2003 primarily because average bond yields increased and prices declined during 2004.

          At December 31, 2004, equity investments represented approximately 1.6% of our total investments, and approximately 6.4% of our capital. Our equity investments are diversified primarily among domestic growth and value holdings through common and preferred stock.

          For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see "Item 7A Quantitative and Qualitative Disclosures about Market Risk."

          Our net reserves for losses (net of amounts receivable from reinsurers) at December 31, 2004 are approximately $1.6 billion, an increase of $250 million over net reserves at December 31, 2003. Substantially all of this increase is in our professional liability segment, a long-tailed business. Because of this characteristic, it is not unusual for reserves to increase, especially during periods of business growth. Activity in the net reserve for losses during 2004 and 2003 is summarized below:

                                        Year Ended December 31
                                 ------------------------------------
                                    2004         2003         2002
                                 ----------   ----------   ----------
                                             In thousands
Balance, beginning of year       $1,814,584   $1,622,468   $1,442,341
Less reinsurance recoverables       444,811      462,012      374,056
                                 ----------   ----------   ----------
Net balance, beginning of year    1,369,773    1,160,456    1,068,285

Incurred related to:
   Current year                     589,497      562,256      439,600
   Prior years                      (16,616)     (10,880)       8,429
                                 ----------   ----------   ----------
Total incurred                      572,881      551,376      448,029

Paid related to:
   Current year                     (92,361)     (94,824)     (84,376)
   Prior years                     (230,040)    (247,235)    (271,482)
                                 ----------   ----------   ----------
Total paid                         (322,401)    (342,059)    (355,858)
                                 ----------   ----------   ----------
Net balance, end of year          1,620,253    1,369,773    1,160,456
Plus reinsurance recoverables       409,339      444,811      462,012
                                 ----------   ----------   ----------
Balance, end of year             $2,029,592   $1,814,584   $1,622,468
                                 ==========   ==========   ==========

          As of December 31, 2004, our insurance subsidiaries had consolidated reserves for losses on a GAAP basis that exceeded those on a statutory basis by approximately $21.2 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements ("tail" coverage) issued without a premium charge upon death, disability, or retirement of an insured.

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

          At December 31, 2004 our receivable from reinsurers approximated $409 million. The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2004:

                                               A. M. Best     Net Amounts Due
Reinsurer                                    Company Rating    From Reinsurer
---------                                    --------------   ---------------
Michigan Catastrophic Claims Association *      Not rated         $115,126
Hannover Ruckversicherung AG                       A              $ 50,544
General Reinsurance Corp                           A++            $ 31,059
PMA Capital Insurance Company                      B+             $ 23,196
American Re-Insurance Company                      A              $ 13,960
Lloyd's Syndicate 435                              A              $ 12,556
AXA Re                                             A-             $ 11,582
Dorinco Reinsurance Company                        A-             $ 10,744

* The Michigan Catastrophic Claims Association (MCCA) is an unincorporated nonprofit association created by Michigan law, and every insurer engaged in writing personal protection auto insurance coverage in Michigan is required to be a member of the MCCA. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and hence is not rated by A.M. Best.

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

          In late 2002, we raised $46.5 million through the sale of our common stock in an underwritten public offering. In July 2003 we received $104.6 million from the issuance of twenty-year 3.9% Convertible Debentures Due June 2023 (the Convertible Debentures); and in April and May 2004, we received net proceeds of $44.9 million from the sale of trust preferred securities having a face value of $46.4 million. See note 10 of the Notes to the Consolidated Financial Statements included herein for a more detailed description of the Convertible Debentures and the Trust Preferred Subordinated Debentures. During the three year period ended December 31, 2004, we repaid bank debt of $67.5 million and contributed $39.8 million on a net basis to our insurance subsidiaries.

          We have on file a universal shelf registration statement with the Securities and Exchange Commission (SEC) that would allow us to offer from time-to-time up to $250 million in common stock, preferred stock or debt securities. We may sell any class of the registered securities or combinations thereof in one or more separate offerings at a total price up to the amount registered with the amount, price and terms of the securities sold in each offering to be determined at the time of sale. Our ability to sell any of these securities will depend in part on our ability to continue profitable operations and maintain the credit ratings assigned to us by A.M. Best and Standard & Poor's. Any sale would require us to file a supplemental prospectus that specifies the terms of the securities to be sold. If securities are sold, we expect that the net proceeds will be used for general corporate purposes, which may include contributions to the capital and surplus of our subsidiaries, the repurchase of outstanding debt securities, or the repayment of other indebtedness.

Off Balance Sheet Arrangements /Guarantees

          In April and May 2004, we formed two business trusts (the Trusts) with the sole purpose of the Trusts being to issue, in private placement transactions, $45.0 million of trust preferred stock (TPS), and use the proceeds thereof; together with the equity proceeds that we contributed upon formation of the Trusts, to purchase our $46.4 million variable rate subordinated debentures (Trust Preferred Subordinated Debentures or Subordinated Debentures), which are the only assets of the Trusts. The terms and maturities of the Subordinated Debentures mirror those of the TPS. The Trusts will meet the obligations of the TPS with the interest and principal we pay to the Trusts related to the Subordinated Debentures.

          In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46R, "Variable Interest Entities" (FIN 46R) the Trusts are not included in our consolidated financial statements because we are not the primary beneficiary of either of the Trusts.

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

Contractual Obligations

          A schedule of our non-cancelable contractual obligations at December 31, 2004 follows:

                                               Payments due by period
                              --------------------------------------------------------
                                         Less than                           More than
                                Total      1 year    1-3 years   3-5 years    5 years
                              --------   ---------   ---------   ---------   ---------
                                                    In thousands
Long-term debt obligations    $151,480     $   --      $   --       $ --      $151,480
Operating lease obligations      8,723      3,786       3,880        936           121
                              --------     ------      ------       ----      --------
   Total                      $160,203     $3,786      $3,880       $936      $151,601
                              ========     ======      ======       ====      ========

          Our long-term debt obligations above include the repayment of principal on our Convertible Debentures and our Subordinated Debentures. Our operating lease obligations are primarily for the rental of office space, office equipment, and communications lines and equipment.

OVERVIEW

          We are an insurance holding company and our operating results are almost entirely derived from the operations of our insurance subsidiaries. In 2004, the professional liability segment contributed approximately 75% of our total revenues and the personal lines segment contributed approximately 25% of total revenues. ProAssurance's professional liability segment primarily provides medical professional liability insurance to physicians and physician groups. The personal lines segment primarily provides auto insurance to members of the Michigan educational community and their families.

Corporate Strategy

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

          Our goal is to build upon our position as a leading writer of professional liability and personal lines insurance and expand within a defined geographic area, while maintaining our commitment to disciplined underwriting and aggressive claims management. According to A.M. Best, based on 2003 data we are the 4th largest active medical liability insurance writer in the nation, and we believe we are the largest medical liability writer in our collective states of operation. We believe that our strong reputation in our regional markets, combined with our financial strength, strong customer service and proven ability to manage claims, should enable us to profitably expand our position in select states. In our personal lines business, we estimate that we currently insure approximately 17% of the educational community (active and retired teaching professionals and service employees) in Michigan. We expect to increase our penetration of the educational community by appointing additional agents and broadening our existing relationships with educational institutions and their employees.

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

          We have sustained our financial stability during difficult market conditions through responsible pricing and loss reserving practices. We are committed to maintaining prudent operating and financial leverage and conservatively investing our assets. We recognize the importance that our customers and producers place on the strong ratings of our principal insurance subsidiaries and we intend to manage our business to protect our financial security.

Growth Opportunities and Outlook

          We expect our future growth in professional liability will be supported by controlled expansion in states where we are already writing business and into additional states within, or adjacent to, our existing business footprint. We also believe there may be additional opportunities for profitable expansion of our professional liability business as insurers continue experiencing financial difficulties, requiring them to reduce their business or completely exit the marketplace. This may also lead to opportunities to expand through the acquisition of other companies or books of business.

          We believe we are viewed as a market leader because of our financial strength and stability, and our ability to deliver excellent service at the local level. Our reputation allows us to take advantage of marketing conditions that are improving as price increases are implemented and earned. Our stability also makes us an attractive insurer in light of the highly publicized insolvencies in our industry, as well as the regulatory actions taken against several former competitors.

          In 2004 and 2003, our professional liability segment achieved average gross price increases of approximately 19% and 28%, respectively, on renewal business (weighted by premium volume). In 2005 we expect professional liability pricing to continue to increase, albeit at a much slower pace. We believe our balance sheet strength will continue to be a differentiating factor in the market. Additionally, we plan to appoint new agents in underserved areas in the states where we write business and we believe that will bring us additional business as well.

          In the personal lines segment, our strong capitalization provides operational flexibility allowing growth and expansion in Michigan and adjacent states.

          We believe we can take advantage of growth opportunities in both segments while continuing to maintain our combined ratio. As with all property and casualty companies, we expect the beneficial impact of price increases to be fully reflected in our financial results over time as premiums written at the higher prices are earned which generally occurs over the course of the year after the policy is issued.

Losses and Reinsurance

          Losses are the largest component of expense for both the professional liability segment and the personal lines segment. As discussed in critical accounting policies, net losses in any period reflect our estimate of net losses related to the premiums earned in that period as well as any changes to our estimates of the reserve established for net losses of prior periods.

          The estimation of medical professional liability losses is inherently difficult. Injuries may not be discovered until years after an incident, or the claimant may delay pursuing the recovery of damages. Ultimate loss costs, even for similar events, vary significantly depending upon many factors, including but not limited to the nature of the injury and the personal situation of the claimant or the claimants' family, the judicial climate where the insured event occurred, general economic conditions and the trend of health care costs. Medical liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.

          Losses for the personal lines segment primarily result from property claims. Such claims are typically settled and paid without litigation within one year after the claim is reported. The personal lines segment also incurs losses due to personal liability claims. Personal liability losses more closely resemble medical professional liability losses and are more complex to estimate. Injuries and their severity are subject to litigation and may take some years to determine.

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

          We reinsure professional liability risks under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered (currently $16 million). Historically, per claim retention levels have varied between the first $200,000 and the first $2 million depending on the coverage year and the state in which business was written. Periodically, we provide insurance to policyholders above the maximum limits of our primary reinsurance treaties. In those situations, we reinsure the excess risk above the limits of our reinsurance treaties on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.

          We currently reinsure our personal lines risks in excess of $250,000 per loss. Individual property risks are covered up to $1 million per risk and casualty risks are covered on an excess of loss basis up to $3 million per occurrence. As a member of the MCCA, we receive coverage for auto personal liability losses in excess of $350,000 per loss. The MCCA charges an annual assessment, based on the number of vehicles for which coverage is written, to cover the losses reported by all member companies. Michigan law provides that the MCCA assessments charged to member companies for this protection can be recognized in the rate-making process and passed on to policyholders. We treat any amounts due from the MCCA as reinsurance and the assessments due to MCCA as ceded premiums. Our personal lines segment is further covered by catastrophe reinsurance which provides additional protection from significant aggregate physical damage exposure arising from a single event such as windstorm, hail, tornado, earthquake, riot, blizzard, freezing temperatures or other extraordinary events. Our catastrophe coverage is up to $34.5 million in excess of $1.5 million subject to retention of 5%. We also cede 95% of our umbrella policy liabilities under a quota share reinsurance arrangement.

          Our risk retention level is dependent upon numerous factors including the price and availability of reinsurance, volume of business, level of experience, our analysis of the potential underwriting results within each state and our assessment of our financial capacity to assume greater risk. Our 2004-2005 reinsurance treaties renewed with minimal change in terms or conditions from the prior year. We have structured the program to include a broader participation of reinsurers to further diversify our credit risk.

          The following table, known as the Loss Reserve Development Table, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period.

          The table includes losses on both a direct and an assumed basis and is net of reinsurance recoverables. The gross liability for losses before reinsurance, as shown on the balance sheet, and the reconciliation of that gross liability to amounts net of reinsurance are reflected below the table. We do not discount our reserves to present value. Information presented in the table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The table presents the development of our balance sheet reserves; it does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

          The following may be helpful in understanding the Loss Reserve Development Table:

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

     - The line entitled "Net cumulative redundancy (deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

                 ANALYSIS OF LOSSES AND LOSS RESERVE DEVELOPMENT
                                 (IN THOUSANDS)

                                                                      DECEMBER 31,
                                           -------------------------------------------------------------------
                                             1994       1995        1996        1997        1998        1999
                                           --------   --------   ---------   ---------   ---------   ---------
Reserve for losses,
   undiscounted and net of
   reinsurance recoverables                $295,541   $352,521   $ 440,040   $ 464,122   $ 480,741   $ 486,279

Cumulative net paid, as of:

One Year Later                               24,102     27,532      48,390      67,383      89,864     133,832
Two Years Later                              42,115     58,769      98,864     128,758     192,716     239,872
Three Years Later                            58,793     80,061     136,992     194,139     257,913     313,993
Four Years Later                             65,520    107,005     173,352     227,597     308,531     358,677
Five Years Later                             76,291    120,592     191,974     252,015     331,796     387,040
Six Years Later                              81,722    129,043     204,013     266,056     346,623
Seven Years Later                            82,605    135,620     212,282     276,052
Eight Years Later                            84,649    138,534     218,919
Nine Years Later                             85,008    140,712
Ten Years Later                              85,333

Re-estimated Net Liability as of:

End of Year                                 295,541    352,521     440,040     464,122     480,741     486,279
One Year Later                              268,154    325,212     393,363     416,814     427,095     463,779
Two Years Later                             239,243    280,518     347,258     364,196     398,308     469,934
Three Years Later                           200,311    237,280     294,675     333,530     400,333     488,416
Four Years Later                            157,836    190,110     264,714     323,202     414,008     487,366
Five Years Later                            122,570    173,148     259,195     320,888     415,381     485,719
Six Years Later                             105,779    168,828     248,698     321,232     412,130
Seven Years Later                            99,787    160,784     250,927     321,959
Eight Years Later                            94,192    161,717     251,584
Nine Years Later                             95,625    158,743
Ten Years Later                              94,399

Net cumulative redundancy (deficiency)     $201,142   $193,778   $ 188,456   $ 142,163   $  68,611   $     560
                                           ========   ========   =========   =========   =========   =========
Original gross liability - end of year     $355,735   $432,937   $ 548,732   $ 614,720   $ 660,631   $ 665,786
Less: reinsurance recoverables              (60,194)   (80,416)   (108,692)   (150,598)   (179,890)   (179,507)
                                           --------   --------   ---------   ---------   ---------   ---------
Original net liability - end of year       $295,541   $352,521   $ 440,040   $ 464,122   $ 480,741   $ 486,279
                                           ========   ========   =========   =========   =========   =========
Gross re-estimated liability - latest      $123,173   $182,961   $ 295,291   $ 416,516   $ 517,812   $ 587,501
Re-estimated reinsurance recoverables       (28,774)   (24,218)    (43,707)    (94,557)   (105,682)   (101,782)
                                           --------   --------   ---------   ---------   ---------   ---------
Net re-estimated liability - latest        $ 94,399   $158,743   $ 251,584   $ 321,959   $ 412,130   $ 485,719
                                           ========   ========   =========   =========   =========   =========
Gross cumulative redundancy (deficiency)   $232,562   $249,976   $ 253,441   $ 198,204   $ 142,819   $  78,285
                                           ========   ========   =========   =========   =========   =========

                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                              2000        2001        2002         2003          2004
                                           ---------   ----------   ----------   ----------   ----------
Reserve for losses,
   undiscounted and net of
   reinsurance recoverables                $ 493,457   $1,068,286   $1,160,456   $1,369,773   $1,620,253

Cumulative net paid, as of:

One Year Later                               143,892      271,482      247,235      230,040
Two Years Later                              251,855      468,630      425,190
Three Years Later                            321,957      599,432
Four Years Later                             367,810
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Re-estimated Net Liability as of:

End of Year                                  493,457    1,068,286    1,160,456    1,369,773
One Year Later                               507,275    1,076,714    1,149,575    1,353,157
Two Years Later                              529,698    1,069,435    1,149,092
Three Years Later                            527,085    1,078,936
Four Years Later                             534,382
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Net cumulative redundancy (deficiency)     $ (40,925)  $  (10,650)  $   11,364   $   16,616
                                           =========   ==========   ==========   ==========
Original gross liability - end of year     $ 659,659   $1,442,341   $1,622,468   $1,814,584
Less: reinsurance recoverables              (166,202)    (374,055)    (462,012)    (444,811)
                                           ---------   ----------   ----------   ----------
Original net liability - end of year       $ 493,457   $1,068,286   $1,160,456   $1,369,773
                                           =========   ==========   ==========   ==========
Gross re-estimated liability - latest      $ 625,782   $1,403,927   $1,529,546   $1,758,903
Re-estimated reinsurance recoverables        (91,400)    (324,991)    (380,454)    (405,746)
                                           ---------   ----------   ----------   ----------
Net re-estimated liability - latest        $ 534,382   $1,078,936   $1,149,092   $1,353,157
                                           =========   ==========   ==========   ==========
Gross cumulative redundancy (deficiency)   $  33,877   $   38,414   $   92,922   $   55,681
                                           =========   ==========   ==========   ==========

          In years 2001 and thereafter the table reflects the reserves of ProAssurance, formed in 2001 in order to merge Medical Assurance and Professionals Group, and includes both professional liability segment and personal lines segment reserves. Amounts shown in the table for years prior to 2001 relate only to the reserves of Medical Assurance.

          In each year reflected in the table, we have utilized actuarial methodologies, including incurred loss development, paid loss development and frequency-severity projections, to estimate reserves. These techniques are applied to the data and the resulting projections are evaluated by management to establish the estimate of reserves.

          Factors that have contributed to the variation in loss development include the following:

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

     - The professional liability legal environment deteriorated once again in the late 1990's. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed in 2000 and reversed in 2001 and 2002. We have addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

     - Beginning in 2001 the table includes reserves for personal liability losses which are also initially difficult to estimate. We established reserves for these claims at levels that we consider reasonable but prudent, given rising medical costs and unpredictable litigation trends. As the claims matured, our reserve estimates were adjusted to reflect actual loss costs experienced.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

      Selected financial data for each period is summarized in the table below.

                                                      Year Ended December 31
                                                      ----------------------    Increase
                                                          2004       2003      (Decrease)
                                                        --------   --------    ----------
                                                           In Thousands
Revenues:
   Gross premiums written                               $789,660   $740,110     $49,550
                                                        ========   ========     =======
   Net premiums written                                 $717,059   $668,909     $48,150
                                                        ========   ========     =======

   Premiums earned                                      $765,643   $698,347     $67,296
   Premiums ceded                                        (69,623)   (74,833)      5,210
                                                        --------   --------     -------
   Net premiums earned                                   696,020    623,514      72,506
   Net investment income                                  87,225     73,619      13,606
   Net realized investment gains (losses)                  7,609      5,992       1,617
   Other income                                            3,699      6,515      (2,816)
                                                        --------   --------     -------
Total revenues                                           794,553    709,640      84,913
                                                        --------   --------     -------

Expenses:
   Losses and loss adjustment expenses                   596,070    576,043      20,027
   Reinsurance recoveries                                (23,189)   (24,667)      1,478
                                                        --------   --------     -------
   Net losses and loss adjustment expenses               572,881    551,376      21,505
   Underwriting, acquisition and insurance expenses      117,689    104,216      13,473
   Loss on early extinguishment of debt                       --        305        (305)
   Interest expense                                        6,515      3,409       3,106
                                                        --------   --------     -------
Total expenses                                           697,085    659,306      37,779
                                                        --------   --------     -------

Income before income taxes and minority interest          97,468     50,334      47,134

Income taxes (benefit)                                    24,657     11,450      13,207
                                                        --------   --------     -------

Income before minority interest                           72,811     38,884      33,927

Minority interest                                             --       (181)        181
                                                        --------   --------     -------
Net Income                                              $ 72,811   $ 38,703     $34,108
                                                        ========   ========     =======

Net loss ratio                                              82.3%      88.4%       (6.1%)
Underwriting expense ratio                                  16.9%      16.7%        0.2%
                                                        --------   --------     -------
Combined ratio                                              99.2%     105.1%       (5.9%)
Less: Investment income ratio                               12.5%      11.8%        0.7%
                                                        --------   --------     -------
Operating ratio                                             86.7%      93.3%       (6.6%)
                                                        ========   ========     =======
Return on equity *                                          12.6%       7.4%        5.2%
                                                        ========   ========     =======

* Net income divided by the average of beginning and ending stockholders' equity.

          We measure performance in a number of ways, but particularly focus on the combined ratio and investment returns which directly affect our return on equity (ROE). We target a return on equity of 12% to 14%.

          Our earnings are almost entirely derived from the operations of our insurance subsidiaries. We manage our insurance operations at a segment level because of the differing operating characteristics of each segment. We believe that a focus on a premium adequacy, selective underwriting and effective claims management is required if we are to achieve our ROE targets and we closely monitor premium revenues, losses and loss adjustment costs, and acquisition, underwriting and insurance expenses at the segment level.

          Investment income and net realized investment gains and losses are managed and monitored both at the segment level and on a consolidated basis in order to meet the liquidity and profitability needs of each insurance company as well as to maximize after-tax income investment returns at a corporate level.

          Our segments engage in activities that generate other income. Such activities, principally fee generating and agency services, do not constitute a significant source of revenues or profits on either a segment or a consolidated basis.

          The 2004 increase in our ROE is primarily attributable to our success in reducing our net loss ratio. Both segments showed improvement in their net loss ratio. The improvement in the professional liability ratio had the most pronounced effect on ROE because 74% of 2004 consolidated net earned premiums are attributable to this segment.

          Our 2004 operating results also benefited from additional investment income earned as a result of the growth in our invested assets.

PREMIUMS

Gross Premiums Written

                            Year Ended December 31
                            ----------------------    Increase     Increase
                                2004       2003      (Decrease)   (Decrease)
                              --------   -------     ----------   ----------
                                  In thousands                        %
Gross premiums written:
   Professional liability     $573,592   $543,323      $30,269       5.6%
   Personal lines              216,068    196,787       19,281       9.8%
                              --------   --------      -------
                              $789,660   $740,110      $49,550       6.7%
                              ========   ========      =======

          Professional liability written premiums vary from period to period for a number of reasons. Some of the more common differences result from changes to premium rates, the volume of new business written during the period, the loss of business to competitors or due to our own underwriting decisions, and the percentage of our policies that renew, which may also affect the level of tail premiums written. Strategic factors, such as our decision to convert our remaining occurrence policies to claims-made coverage, and market factors, such as the entry or exit of a competitor in a given market, may also affect written premiums from period to period. The effect of any of these changes also varies by the proportion of policies written or renewed during each period in the various geographical regions and classes of business in which we operate.

          Professional liability premiums exhibited strong growth in 2004; however, the growth was at a slower pace than in 2003 primarily because we implemented smaller rate increases in 2004 as compared to 2003. Our rates are based on our expected losses for the coverages provided; the cumulative effect of the rate increases we have obtained in the past several years allowed us to pursue lower rate increases in some states in 2004. On average, renewals during the year ended December 31, 2004 have been at rates that are approximately 19% higher than expiring rates. Rate increases on 2003 renewals, on average, were at rates that were 28% higher than expiring rates. New business written in 2004 was largely offset by business that did not renew, including business that we selectively chose not to renew. We continue to aggressively pursue only that business that we believe we can write at a profitable rate.

          Virtually all of the growth that we experienced in 2004 was related to physician coverages. This growth included an increase of approximately $5.0 million related to physician tail policies. Tail policies are written to physicians that are discontinuing their claims-made coverage with us. We prefer not to write tail coverage due to the occurrence-like loss liability that it creates, but the decision to purchase this coverage is at the option of the departing policyholder. Premiums written for this coverage can vary significantly from year to year.

          In the latter half of 2003, we began the process of converting our professional liability occurrence coverages to claims-made coverages and completed this process in 2004. First-year claims-made coverage has a significantly lower premium than occurrence coverage due to lower loss exposure, but steps through an increasing rate progression from first-year to mature, over a multi-year period which is generally five years. This increasing rate progression is the result of our increasing exposure to loss. During the period of rate progression, all else being equal, our premiums and our losses will increase.

          Personal lines premium revenues are almost entirely comprised of auto and homeowners premiums with auto premiums representing 81% of 2004 written premiums and 82% of 2003 written premiums. During the year ended December 31, 2004 auto premiums increased by $13.3 million while homeowner premiums grew by $5.9 million. The growth of auto premiums is primarily attributable to rate increases and to increases in the value of insured autos and a small increase in the number of autos insured. The growth in homeowner premiums is due to increases in the number of insured homes, rate increases, and an increase in the value of the homes insured with no one factor predominating.

Premiums Earned

                            Year Ended December 31
                            ----------------------    Increase     Increase
                                2004       2003      (Decrease)   (Decrease)
                              --------   --------    ----------   ----------
                                        In thousands                  %
Premiums earned:
   Professional liability     $555,524   $509,260      $46,264       9.1%
   Personal lines              210,119    189,087       21,032      11.1%
                              --------   --------      -------
                              $765,643   $698,347      $67,296       9.6%
                              ========   ========      =======

          Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. Thus the increase in 2004 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003.

Premiums ceded

                            Year Ended December 31
                            ----------------------    Increase     Increase
                                2004       2003      (Decrease)   (Decrease)
                              -------   --------     ----------   ----------
                                        In thousands                   %
Premiums ceded:
   Professional liability     $42,869    $56,014      $(13,145)     (23.5%)
   Personal lines              26,754     18,819         7,935       42.2%
                              -------    -------      --------
                              $69,623    $74,833      $ (5,210)      (7.0%)
                              =======    =======      ========

          Premiums ceded represent the portion of earned premiums that we must ultimately pay to our reinsurers for their assumption of a portion of our losses.

          In both 2004 and 2003, we reduced our estimates of prior year gross losses in our professional liability segment. As a result, we also reduced our estimates of ultimate ceded premiums. The reduction was $8.9 million in 2004 and $5.4 million in 2003. Professional liability premiums ceded were also reduced by $1.6 million in 2004 due to the commutation of reinsurance treaties with Gerling. Additionally, as premium rates have risen, our insureds have purchased policies with lower coverage limits. We do not cede these premiums, and as a result, premiums ceded have declined.

          Personal lines premiums ceded primarily increased because of a significant rise in the per car assessment charged by the MCCA, and also as a result of growth in the volume of premiums written.

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

Net Losses

          The following table summarizes net losses and net loss ratios for the years ended December 31, 2004 and 2003 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.


                                                       DECEMBER 31, 2004      December 31, 2003      Net Loss
                                                    ---------------------   ---------------------     Ratio
                                                                 NET LOSS                Net Loss    Increase
                                                    NET LOSSES     RATIO    Net Losses     Ratio    (Decrease)
                                                    ----------   --------   ----------   --------   ----------
                                                              In thousands except percentage amounts
Net losses - calendar year
   Professional liability                            $460,437     89.8%      $439,368     96.9%       (7.1%)
   Personal lines                                     112,444     61.3%       112,008     65.8%       (4.5%)
                                                     --------                --------
                                                     $572,881     82.3%      $551,376     88.4%       (6.1%)
                                                     ========                ========
Net losses current accident year
   Professional liability                            $469,151     91.5%      $439,418     96.9%       (5.4%)
   Personal lines                                     120,346     65.6%       122,838     72.1%       (6.5%)
                                                     --------                --------
                                                     $589,497     84.7%      $562,256     90.2%       (5.5%)
                                                     ========                ========
Change in prior accident year losses (favorable):
   Professional liability                            $ (8,714)    (1.7%)     $    (50)      --%       (1.7%)
   Personal lines                                      (7,902)    (4.3%)      (10,830)    (6.4%)       2.1%
                                                     --------                --------
                                                     $(16,616)    (2.4%)     $(10,880)    (1.8%)      (0.6%)
                                                     ========                ========

          Current accident year net losses in the professional liability segment increased by 6.8% or $29.7 million in 2004 as compared to 2003. During 2004, we have continued to see an increase in loss severity, which has increased loss costs. Professional liability current accident year net loss ratios are lower in 2004 than in 2003 primarily because loss costs, while continuing to increase, have increased at a slower pace than premium rates. Loss ratios have also improved because we converted our occurrence policies to claims-made coverage as discussed under premiums. Generally, loss ratios associated with claims-made coverage are initially lower than those associated with occurrence coverage.

          We decreased our estimate of professional liability prior year net losses by $8.7 million in 2004 and $50,000 in 2003. The 2004 amount represents 0.7% of 2003 professional liability net reserves. These adjustments were in response to actuarial evaluations of loss reserves performed during the period. No change was made to our estimates of the reserves required for death, disability and retirement during 2004 or 2003.

          Personal lines losses have remained relatively stable, even though the number of insured risks has increased. We experienced an overall reduction in the frequency of auto collision and comprehensive claims reported in 2004, which more than offset increased water damage claims from severe thunderstorms in May 2004. The reduction in frequency is the primary reason that loss ratios improved in 2004.

          As a result of favorable development related to the frequency and severity of prior year auto liability reserves, we reduced personal lines prior year net losses during both 2004 and 2003.

Gross Losses and Reinsurance Recoveries

          The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to insurance recoveries. Thus, in any given year, we may make significant adjustments to gross losses that have little effect on our net losses. The following table reflects our losses by segment on both a gross and a net basis:

                                 Year ended December 31
                            --------------------------------
                                                   Increase
                              2004       2003     (Decrease)
                            --------   --------   ----------
                                      In thousands
Gross Losses:
   Professional liability   $447,521   $414,828    $ 32,693
   Personal lines            148,549    161,215     (12,666)
                            --------   --------    --------
                             596,070    576,043      20,027
Reinsurance Recoveries:
   Professional liability   $(12,916)  $(24,540)   $ 11,624
   Personal lines             36,105     49,207     (13,102)
                            --------   --------    --------
                              23,189     24,667      (1,478)
Net Losses:
   Professional liability   $460,437   $439,368    $ 21,069
   Personal lines            112,444    112,008         436
                            --------   --------    --------
                            $572,881   $551,376    $ 21,505
                            ========   ========    ========

          When discussing losses that are reinsured and losses that are retained, it is common to refer to "layers" of loss. The retained layer is the cumulative portion of each loss, on a per-claim basis, which is less than our reinsurance retention for a given coverage year. Likewise, the reinsured layer is the cumulative portion of each loss that exceeds the reinsurance retention. In 2004, as was also the case in 2003, our actuarial analysis of our professional liability reserves indicates that our claims severity has continued to increase as expected in our retained layers. However, we have not experienced the high level of losses in our reinsured layers that we originally anticipated and for which we established reserves. Accordingly, we reduced our estimates of prior accident year gross losses by approximately $60.4 million during the year ended December 31, 2004 and $74.2 million during the year ended December 31, 2003. These losses were heavily reinsured; therefore, we reduced expected reinsurance recoveries by $51.7 million in 2004 and $74.1 million in 2003. As previously discussed, these changes to prior year estimates reduced net losses by $8.7 million in 2004 and nominally reduced net losses in 2003. In both 2004 and 2003, the decrease to reinsurance recoveries for prior accident years more than offset reinsurance recoveries for current accident years resulting in a non-traditional relationship between gross losses and recoveries.

          Our personal lines segment gross losses and reinsurance recoveries also reflect large adjustments for heavily reinsured losses. We increased our loss estimates for auto personal injury losses ceded to the MCCA by approximately $15.3 million during the year ended December 31, 2004 and $30.0 million during the year ended December 31, 2003. In both years, these unfavorable adjustments were offset by favorable adjustments made to losses that were not heavily reinsured, primarily auto liability reserves. As previously discussed, these reserve adjustments decreased net losses by $7.9 million in 2004 and $10.8 million in 2003.

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

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

          Net investment income is primarily derived from the interest income earned by our fixed maturity securities and includes interest income from short-term and cash equivalent investments, dividend income from equity securities, increases in the cash surrender value of business owned executive life insurance contracts, and rental income earned by our commercial real estate holdings. Investment fees and expenses and real estate expenses are deducted from investment income.

                                                                      %
                                                     Increase     Increase
                                  2004      2003    (Decrease)   (Decrease)
                                -------   -------   ----------   ----------
                                   In thousands except percentage amounts
Net investment income:
   Professional liability       $75,029   $63,099     $11,930       18.9%
   Personal lines                10,879    10,253         626        6.1%
   Not attributed to segments     1,317       267       1,050      > 100%
                                -------   -------     -------
                                $87,225   $73,619     $13,606       18.5%
                                =======   =======     =======

          The increase in our net investment income in 2004 as compared to 2003 is due to higher average invested funds in 2004, offset by a slight decline in the yield of our fixed maturity securities. While prevailing market interest rates have remained historically low, changes in the duration and asset mix of the portfolio have helped to stabilize the yield of the portfolio. We have increased the weighted average duration of the portfolio from 3.54 years at December 31, 2003 to 3.81 years at December 31, 2004 in order to take advantage of improved yields on certain longer-term securities. We have also increased the proportion of the portfolio that is invested in tax-exempt securities because of the higher after-tax yields available on these securities. However, we have continued to see some decline in our income yields as older, higher yielding securities mature or are sold. Our average income yield, on a consolidated basis, was 4.1% for the year ended December 31, 2004 as compared to 4.4% for the year ended December 31, 2003. Our average tax equivalent income yield on a consolidated basis was 4.5% for the year ended December 31, 2004 as compared to 4.8% for the year ended December 31, 2003.

          Investment income is a more substantial revenue source for the professional liability segment both because of significantly higher premium collections and because, on average, professional liability premiums are collected some years before the related losses are paid. As a result, investment income is a less significant component of revenues for the personal lines segment than for the professional liability segment because the length of time between the collection of premiums and the settlement of claims is generally short. Thus premium growth, as compared to the professional liability segment, generally has a less significant effect on average invested funds. Personal lines investment income has increased due to higher average invested funds; however the improvement is less pronounced in this segment.

          The components of net realized investment gains are shown in the following table.

                                         Year  Ended December 31
                                         -----------------------
                                              2004     2003
                                             ------   ------
                                               In thousands
Net gains (losses) from sales                $5,323   $5,991
Other-than-temporary impairment losses         (611)    (322)
Trading portfolio gains (losses)              2,897      323
                                             ------   ------
Net realized investment gains (losses)       $7,609   $5,992
                                             ======   ======

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

          Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, and facility costs assessments. Underwriting, acquisition and insurance expenses increased in 2004 in both segments primarily because of higher variable costs. Underwriting, acquisition and insurance expenses increased in both segments, primarily due to additional commission expense incurred as a result of premium growth. In the professional liability segment, changes in the mix of premiums by state and coverage type also increased commission expense. Both segments also experienced increases in costs for salaries, benefits and professional fees, most significantly those fees related to Sarbanes-Oxley compliance. The expense ratio for the professional liability segment increased by 0.3% because of higher commission costs; there was no notable change in the personal lines expense ratio.

                                                                                  Expense Ratio
                                                                      -----------------------------------
                                Year Ended December 31                 Year Ended December 31
                                ----------------------    Increase    -----------------------    Increase
                                    2004       2003      (Decrease)         2004   2003         (Decrease)
                                  --------   --------    ----------         ----   ----         ----------
                                            In thousands
Underwriting, acquisition and
   insurance expenses:
   Professional liability         $ 77,141   $ 66,638      $10,503          15.0%  14.7%           0.3%
   Personal lines                   40,548     37,578        2,970          22.1%  22.1%            --
                                  --------   --------      -------
                                  $117,689   $104,216      $13,473          16.9%  16.7%           0.2%
                                  ========   ========      =======

          Guaranty fund assessments are amounts we are required to contribute to state insolvency or guaranty fund associations when so assessed by the state. Such assessments can and do vary significantly from period to period, but remained low throughout both 2004 and 2003. Guaranty fund assessments were approximately $396,000 for the year ended December 31, 2004 as compared to approximately $321,000 for the year ended December 31, 2003.

INTEREST EXPENSE

          Interest expense increased in 2004 as compared to 2003 primarily because the average amount of debt outstanding was higher in 2004 but also because interest was paid at a higher rate in the first half of 2004 as compared to the first half of 2003. In the first half of 2003 our only debt was an outstanding bank term loan. In July 2003 we issued $107.6 million of Convertible Debentures at a fixed rate of 3.9% and repaid a $67.5 million bank term loan which carried a variable rate. We increased our debt again in April and May of 2004, when we issued Subordinated Debentures of $46.5 million.

TAXES

          Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is from tax-exempt interest and dividends. The effect of tax-exempt income on our effective tax rate is shown in the table below:

                      Year ended December 31
                      ----------------------
                            2004   2003
                            ----   ----
Statutory rate               35%    35%
Tax-exempt income            (7%)  (11%)
Other                        (3%)   (1%)
                            ---    ---
Effective  tax rate          25%    23%
                            ===    ===

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

          Selected financial data for each period is summarized in the table below.

                                                      Year Ended December 31
                                                      ----------------------    Increase
                                                         2003        2002      (Decrease)
                                                       --------   ---------    ----------
                                                           In thousands
Revenues:
   Gross premiums written                              $740,110   $ 636,156    $103,954
                                                       ========   =========    ========
   Net premiums written                                $668,909   $ 537,123    $131,786
                                                       ========   =========    ========

   Premiums earned                                     $698,347   $ 576,414    $121,933
   Premiums ceded                                       (74,833)    (99,006)     24,173
                                                       --------   ---------    --------
   Net premiums earned                                  623,514     477,408     146,106
   Net investment income                                 73,619      76,918      (3,299)
   Net realized investment gains (losses)                 5,992      (5,306)     11,298
   Other income                                           6,515       6,747        (232)
                                                       --------   ---------    --------

Total revenues                                          709,640     555,767     153,873
                                                       --------   ---------    --------

Expenses:
   Losses and loss adjustment expenses                  576,043     569,099       6,944
   Reinsurance recoveries                               (24,667)   (121,070)     96,403
                                                       --------   ---------    --------
   Net losses and loss adjustment expenses              551,376     448,029     103,347
   Underwriting, acquisition and insurance expenses     104,216      91,253      12,963
   Loss on early extinguishment of debt                     305           -         305
   Interest expense                                       3,409       2,875         534
                                                       --------   ---------    --------

Total expenses                                          659,306     542,157     117,149
                                                       --------   ---------    --------

Income before income taxes                               50,334      13,610      36,724

Income taxes (benefit)                                   11,450        (188)     11,638
                                                       --------   ---------    --------

Income before minority interest and
   cumulative effect of accounting change                38,884      13,798      25,086

Minority interest                                          (181)     (3,285)      3,104
                                                       --------   ---------    --------
Income before cumulative effect of
   accounting change                                     38,703      10,513      28,190
Cumulative effect of accounting change,
   net of tax                                                --       1,694      (1,694)
                                                       --------   ---------    --------

Net Income                                             $ 38,703   $  12,207    $ 26,496
                                                       ========   =========    ========

Net loss ratio                                             88.4%       93.8%       (5.4%)
Underwriting expense ratio                                 16.7%       19.1%       (2.4%)
                                                       --------   ---------    --------
Combined ratio                                            105.1%      112.9%       (7.8%)
Less: Investment income ratio                              11.8%       16.1%       (4.3%)
                                                       --------   ---------    --------
Operating ratio                                            93.3%       96.8%       (3.5%)
                                                       ========   =========    ========

Return on equity *                                          7.4%        2.7%        4.7%
                                                       ========   =========    ========

* Net income divided by the average of beginning and ending stockholders' equity.

          Our ROE improved in 2003 primarily because we reduced our net loss ratio by more than five points as compared to 2002. The net loss ratio of our professional liability segment, which produced 73% of 2003 net earned premiums, was reduced from 107.2% to 96.9%; this improvement contributed significantly to the increase in our 2003 ROE.

PREMIUMS

GROSS PREMIUMS WRITTEN

                            Year Ended December 31
                            ----------------------    Increase     Increase
                                2003        2002     (Decrease)   (Decrease)
                              --------   --------    ----------   ----------
                                         In thousands                  %
Gross premiums written:
   Professional liability     $543,323   $461,715     $ 81,608        18%
   Personal lines              196,787    174,441       22,346        13%
                              --------   --------     --------
                              $740,110   $636,156     $103,954        16%
                              ========   ========     ========

          The increase in professional liability gross written premiums is principally due to rate increases. On average, renewals during the year ended December 31, 2003 were at rates that were approximately 28% higher than expiring rates. We also experienced premium growth in 2003 from new business in states where competitors had left the professional liability market. The growth in new business was largely offset by policies that did not renew due to higher rates or our own underwriting decisions.

          In addition, in 2003 we were able to convert a substantial majority of our remaining occurrence policies to claims-made policies. First-year claims-made coverage has a significantly lower premium than occurrence coverage due to lower loss exposure, and the conversion reduced 2003 premiums written as compared to 2002 by approximately $13.5 million.

          The 2003 increase in personal lines gross premiums written reflects a $14.2 million increase in auto premiums, primarily due to increases in the number and value of autos insured. Homeowner premiums increased by $8.0 million due to higher premium rates and increases in the number and value of insured homes.

PREMIUMS EARNED

                            Year Ended December 31
                            ----------------------   Increase     Increase
                                2003       2002     (Decrease)   (Decrease)
                              --------   --------   ----------   ----------
                                        In thousands                  %
Premiums earned:
   Professional liability     $509,260   $412,656    $ 96,604        23%
   Personal lines              189,087    163,758      25,329        15%
                              --------   --------    --------
                              $698,347   $576,414    $121,933        21%
                              ========   ========    ========

          Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. The increase in 2003 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2003 and 2002.

PREMIUMS CEDED

                            Year Ended December 31
                            ----------------------    Increase     Increase
                                 2003      2002      (Decrease)   (Decrease)
                               -------   -------     ----------   ----------
                                         In thousands                  %
Premiums ceded:
   Professional liability      $56,014   $85,011      $(28,997)      (34%)
   Personal lines               18,819    13,995         4,824        34%
                               -------   -------      --------
                               $74,833   $99,006      $(24,173)      (24%)
                               =======   =======      ========

          Under reinsurance contracts that became effective in October 2002, our retention levels for insured medical liability events became $1.0 million in all states whereas previously our retention in many states was as low as $250,000. The change in retention reduced premiums ceded in our professional liability segment in 2003, both in total dollars and as a percentage of premiums earned.

          Additionally in 2003, as discussed in more detail under "Losses and Loss Adjustment Expenses" we reduced our estimates of certain prior year gross losses, as well as the related reinsurance recoveries. Some of our reinsurance agreements adjust the premium due to the reinsurer based upon the losses reimbursed under the agreement. Consequently the estimate of ultimate ceded premiums was reduced by $5.4 million as a result of this change.

          Personal lines premiums ceded increased due to the increased volume of our business and increased rates charged by our reinsurers.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Net Losses

          The following table summarizes net losses and net loss ratios for the years ended December 31, 2003 and 2002 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                ($ in thousands)
                                 ---------------------------------------------    Net Loss
                                   DECEMBER 31, 2003       December 31, 2002        Ratio
                                 ---------------------   ---------------------   ----------
                                              NET LOSS                Net Loss    Increase
                                 NET LOSSES     RATIO    Net Losses     Ratio    (Decrease)
                                 ----------   --------   ----------   --------   ----------
Net losses - calendar year
   Professional liability         $439,368      96.9%     $351,320     107.2%      (10.3%)
   Personal lines                  112,008      65.8%       96,709      64.6%        1.2%
                                  --------                --------
                                  $551,376      88.4%     $448,029      93.8%       (5.4%)
                                  ========                ========

Net losses - current  accident
   year
   Professional liability         $439,418      96.9%     $333,160     101.7%       (4.8%)
   Personal lines                  122,838      72.2%      106,440      71.1%        1.1%
                                  --------                --------
                                  $562,256      90.2%     $439,600      92.1%       (1.9%)
                                  ========                ========

Change in prior accident year
   losses (favorable):
   Professional liability         $    (50)       --      $ 18,160       5.5%       (5.5%)
   Personal lines                  (10,830)     (6.4%)      (9,731)     (6.5%)       0.1%
                                  --------                --------
                                  $(10,880)     (1.8%)    $  8,429       1.7%       (3.5%)
                                  ========                ========

          Current accident year net losses for the professional liability segment have increased in 2003 as compared to 2002 by $106.3 million or 31.9%. There is little change in the number of insured risks during 2003 as compared to 2002; net losses increased during 2003 primarily because of higher loss costs. The current accident year net loss ratio for the year ended December 31, 2003 decreased to 96.9% as compared to 101.7% for the same period in 2002. The 2003 loss ratio is lower than the 2002 ratio because premium rates increased at a faster pace than did loss costs.

          Personal lines current accident year net losses are $16.4 million higher than 2002 losses, a 15.4% increase. Net losses increased in 2003 primarily due to growth in the number of insureds but also due to higher loss costs for auto liability coverages and higher homeowner losses from an isolated ice storm and the August 2003 Midwestern power outage. The current accident year net loss ratios for 2003 reflect the beneficial effect of rate increases, which were more than offset by the previously listed increases to loss costs.

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

          In our personal lines segment, we reduced net losses by $10.8 million in 2003 and $9.7 million in 2002 as a result of favorable developments in our estimates of prior years' auto liability reserves. We established initial reserves, particularly liability reserves, at levels that considered our estimates of rising costs and unpredictable litigation trends. More favorable results are recognized if and when they materialize.

Gross Losses and Reinsurance Recoveries

                                    Year ended December 31
                                    ----------------------    Increase
                                        2003       2002      (Decrease)
                                      --------   --------    ----------
                                          In thousands
Gross Losses:
   Professional liability segment     $414,828   $460,289     $ (45,461)
   Personal lines segment              161,215    108,810        52,405
                                      --------   --------     ---------
                                       576,043    569,099         6,944

Reinsurance Recoveries:
   Professional liability segment     $(24,540)  $108,969     $(133,509)
   Personal lines segment               49,207     12,101        37,106
                                      --------   --------     ---------
                                        24,667    121,070       (96,403)

Net Losses:
   Professional liability segment     $439,368   $351,320     $  88,048
   Personal lines segment              112,008     96,709        15,299
                                      --------   --------     ---------
                                      $551,376   $448,029     $ 103,347
                                      ========   ========     =========

          Our actuarial analysis of our professional liabilities reserve indicates that our claims severity has continued to increase as expected in our retained layers. However, we have not experienced the high level of losses in our reinsured layers that we originally anticipated and for which we established reserves. Accordingly we reduced our estimates of prior accident year gross loss and loss adjustment expenses by approximately $74.2 million during the year ended December 31, 2003. Since these losses were reinsured, we reduced expected reinsurance recoveries by approximately the same amount. The reduction of $74.1 million for prior accident years more than offset current accident year recoveries of $49.6 million, thus creating a non-traditional relationship between gross losses and recoveries for 2003. These changes in estimates had a nominal effect on 2003 net losses.

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

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

          Our net investment income is primarily derived from the interest income earned by our fixed maturity securities but also includes interest income from short-term and cash equivalent investments, dividend income from equity securities, increases in the cash surrender value of business owned executive life insurance contracts, and rental income earned by our commercial real estate holdings. Investment fees and expenses and real estate expenses are deducted from investment income. Our consolidated net investment income for 2003 is comprised of the following:

                                                         Increase     Increase
                                      2003      2002    (Decrease)   (Decrease)
                                    -------   -------   ----------   ----------
                                                    In thousands
Net investment income:
   Professional liability segment   $63,099   $66,790    $(3,691)        (5.5%)
   Personal lines segment            10,253    10,071        182          1.8%
   Not attributed to segments           267        57        210         >100%
                                    -------   -------    -------
                                    $73,619   $76,918    $(3,299)        (4.3%)
                                    =======   =======    =======

          The decrease in our net investment income in 2003 as compared to 2002 is primarily due to lower fixed maturity yields. Prevailing market interest and equity yields were at historically low levels throughout 2003 and 2002. The low market rates available for the investment of new and matured funds have reduced average yields. As a result, net investment income is lower even though our average invested funds increased. Our average tax equivalent income yield of our fixed maturity investments is 4.8% for the year ended December 31, 2003 as compared to 6.2% for the same period in 2002. Also, in the fourth quarter of 2002 we sold a significant portion of our fixed maturity portfolio in order to realize capital gains and these proceeds were reinvested during 2003 at substantially lower rates.

          Investment income is a more substantial revenue source for the professional liability segment than for the personal lines segment. The professional liability segment writes, and therefore collects, significantly more premiums and those premiums are collected some years before the related losses are paid. In the personal lines segment, the length of time between the collection of premiums and the settlement of claims is generally short. The decline in yields has had a more pronounced effect on our professional liability segment because the professional liability segment holds significantly more investments than the personal lines segment. At December 31, 2003 the professional liability segment held fixed maturity securities having a book value of $1.502 billion; the personal lines segment held fixed maturity securities having a book value of $234.6 million.

          The components of net realized investment gains (losses) are shown in the following table.

                                         Year ended December 31
                                         ----------------------
                                             2003      2002
                                            ------   --------
                                               In thousands
Net gains (losses) from sales               $5,991   $ 15,998
Other than temporary impairment losses        (322)   (21,304)
Trading portfolio gains/losses                 323         --
                                            ------   --------
Net realized investment gains (losses)      $5,992   $ (5,306)
                                            ======   ========

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

          Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have no direct relationship to premium volume, such as salaries, benefits, facility costs and guaranty fund assessments. Underwriting, acquisition and insurance expenses by segment for the years ending December 31, 2003 and 2002 are as follows:

                                                                                 Expense Ratio
                                                                      -----------------------------------
                                Year Ended December 31                Year Ended December 31
                                ----------------------    Increase    ----------------------    Increase
                                    2003       2002      (Decrease)         2003   2002        (Decrease)
                                  --------   -------     ----------         ----   ----        ----------
                                            In thousands
Underwriting, acquisition and
insurance expenses:
   Professional liability         $ 66,638   $56,613       $10,025          14.7%  17.3%         (2.6%)
   Personal lines                   37,578    34,640         2,938          22.1%  23.1%         (1.0%)
                                  --------   -------       -------
                                  $104,216   $91,253       $12,963          16.7%  19.1%         (2.4%)
                                  ========   =======       =======

          Underwriting, acquisition and insurance expenses increased in 2003 in both segments primarily because of higher variable costs, due largely to additional commission expense incurred as a result of premium growth.

          In the professional liability segment, the increased premium related costs were offset by a $1.8 million reduction in guaranty fund assessments. Also, late in the second quarter of 2003 we ceased to provide medical credentialing services. Expenses associated with this business activity were $1.4 million for the year ended December 31, 2003 as compared to $2.8 million for the year ended December 31, 2002. In our personal lines segment, the increase in premium related costs was partially offset by a decline in the amount of mandatory statutory assessments.

          Our underwriting expense ratio decreased in the professional liability segment because there was no significant change in our fixed costs, other than the previously discussed decrease in guaranty fund assessments, while premiums earned increased significantly in 2003. The personal lines ratio is lower for 2003 due to operating efficiencies and a decrease in mandatory statutory assessments.

          Guaranty fund assessments vary widely from year to year. Guaranty fund assessments totaled $321,000 for the year ended December 31, 2003 as compared to $2.2 million for the year ended December 31, 2002.

INTEREST EXPENSE

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

TAXES

          Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is from tax-exempt interest and dividends. The effect of tax-exempt income on our effective tax rate is shown in the table below.

                      Year ended December 31
                      ----------------------
                            2003   2002
                            ----   ----
Statutory rate               35%    35%
Tax-exempt income           (11%)  (42%)
Other                        (1%)    6%
                            ----   ----
Effective  tax rate          23%    (1%)
                            ====   ====

MINORITY INTEREST

          Minority interest in both 2003 and 2002 relates entirely to the minority interest in the income of MEEMIC Holdings. As discussed under "Liquidity and Capital Resources and Financial Condition" we purchased this minority interest on January 29, 2003. In 2003, earnings were allocable to the minority interest only for the period from January 1 to January 29. In 2002, earnings were allocable to the minority interest for the entire period.

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

          As of December 31, 2004, our fair value investment in fixed maturity securities was $2,258 million. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

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

                                         2004                           2003
                          ----------------------------------   ---------------------
                           PORTFOLIO    CHANGE IN   MODIFIED    Portfolio   Modified
                             VALUE        VALUE     DURATION      Value     Duration
Interest Rates            $ MILLIONS   $ MILLIONS     YEARS    $ Millions     Years
--------------            ----------   ----------   --------   ----------   --------
200 basis point rise        $2,082       $(176)       4.11       $1,664       3.73
100 basis point rise        $2,170       $ (88)       4.00       $1,727       3.63
Current rate *              $2,258       $  --        3.81       $1,791       3.54
100 basis point decline     $2,344       $  86        3.70       $1,854       3.45
200 basis point decline     $2,434       $ 176        3.79       $1,919       3.52

*    Current rates are as of December 31, 2004 and 2003

          At December 31, 2004, the fair value of our investment in preferred stocks was $21.2 million, including net unrealized gains of $725 thousand. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

          ProAssurance's cash and short-term investment portfolio at December 31, 2004 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

          As of December 31, 2004, 99.6% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk

          At December 31, 2004 the fair value of our investment in common stocks was $18.2 million, which included net unrealized gains of $3 million and net holding gains of approximately $410 thousand. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A hypothetical 10% increase in the market prices as of December 31, 2004 would increase the fair value of these securities to $20.0 million; a hypothetical 10% decrease in the price of each of these marketable securities would reduce the fair value to $16.4 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 61. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 18 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

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

Management's Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

          Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of ProAssurance Corporation

          We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management's assessment that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in capital and cash flow for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

                               Ernst & Young LLP

Birmingham, Alabama
March 14, 2005

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 24 and 25) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

          The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2005 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2005.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2005 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2005 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2005 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance's definitive proxy statement for the 2005 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 29, 2005.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

          Report of Independent Auditors

          Consolidated Balance Sheets - December 31, 2004 and 2003

          Consolidated Statements of Changes in Capital - years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Income - years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows - years ended December 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

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

(b)  The exhibits required to be filed by Item 15(b) are listed herein in the
     Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 14th day of March 2005.

                                        PROASSURANCE CORPORATION


                                        By: /s/ A. Derrill Crowe, M.D.
                                            ------------------------------------
                                                A. Derrill Crowe, M.D.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                               Title                    Date
                ----                               -----                    ----


/s/ A. Derrill Crowe, M.D.             Chairman of the Board and       March 14, 2005
------------------------------------   Chief Executive Officer
A. Derrill Crowe, M.D.                 (Principal Executive Officer)
                                       and Director


/s/ Howard H. Friedman                 Senior Vice President,          March 14, 2005
------------------------------------   Chief Financial Officer and
Howard H. Friedman                     Secretary
                                       (Principal Financial and
                                       Accounting Officer)


/s/ Victor T. Adamo, Esq.              Director                        March 14, 2005
------------------------------------
Victor T. Adamo, Esq.


/s/ Paul R. Butrus                     Director                        March 14, 2005
------------------------------------
Paul R. Butrus


/s/ Lucian F. Bloodworth               Director                        March 14, 2005
------------------------------------
Lucian F. Bloodworth


/s/ Robert E. Flowers, M.D.            Director                        March 14, 2005
------------------------------------
Robert E. Flowers, M.D.


/s/ John J. McMahon, Jr., Esq.         Director                        March 14, 2005
------------------------------------
John J. McMahon, Jr., Esq.


/s/ John P. North, Jr.                 Director                        March 14, 2005
------------------------------------
John P. North, Jr.


/s/ Ann F. Putallaz, Ph.D.             Director                        March 14, 2005
------------------------------------
Ann F. Putallaz, Ph.D.


/s/ William H. Woodhams, M.D.          Director                        March 14, 2005
------------------------------------
William H. Woodhams, M.D.


/s/ Wilfred W. Yeargan, Jr., M.D.      Director                        March 14, 2005
------------------------------------
Wilfred W. Yeargan, Jr., M.D.

                    ProAssurance Corporation and Subsidiaries
                        Consolidated Financial Statements

                  Years ended December 31, 2004, 2003 and 2002

                                TABLE OF CONTENTS


Report of Independent Registered Public
Accounting Firm.................................   62

Audited Consolidated Financial Statements

Consolidated Balance Sheets.....................   63

Consolidated Statements of Changes in Capital...   65

Consolidated Statements of Income...............   66

Consolidated Statements of Cash Flow............   67

Notes to Consolidated Financial Statements .....   68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of ProAssurance Corporation

      We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 13 to the consolidated financial statements, in 2002 ProAssurance changed its method of accounting for goodwill and intangible assets.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProAssurance Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.


                                     Ernst & Young LLP

Birmingham, Alabama
March 14, 2005

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                          DECEMBER 31     December 31
                                                             2004            2003
                                                         -------------   -------------
ASSETS

Investments:

   Fixed maturities available for sale, at fair value    $   2,257,985   $   1,790,778
   Equity securities available for sale, at fair value          35,230          42,136
   Equity securities, trading portfolio, at fair value           4,150           5,863
   Real estate, net                                             19,244          17,262
   Short-term investments                                       41,423         114,767
   Business owned life insurance                                54,138          51,706
   Other                                                        42,883          38,247
                                                         -------------   -------------

Total investments                                            2,455,053       2,060,759

Cash and cash equivalents                                       30,084          42,045
Premiums receivable                                            131,736         132,255
Receivable from reinsurers on unpaid losses
   and loss adjustment expenses                                409,339         444,811
Prepaid reinsurance premiums                                    18,888          17,651
Deferred taxes                                                  80,107          73,118
Other assets                                                   113,991         108,713
                                                         -------------   -------------
                                                         $   3,239,198   $   2,879,352
                                                         =============   =============

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                          DECEMBER 31     December 31
                                                             2004           2003
                                                         -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Policy liabilities and accruals:
      Reserve for losses and loss adjustment expenses    $   2,029,592   $   1,814,584
      Unearned premiums                                        314,179         290,134
      Reinsurance premiums payable                              69,507          68,510
                                                         -------------   -------------
Total policy liabilities                                     2,413,278       2,173,228

Other liabilities                                               63,421          55,030
Long-term debt                                                 151,480         104,789
                                                         -------------   -------------
Total liabilities                                            2,628,179       2,333,047

Commitments and contingencies                                        -               -

Stockholders' Equity:
   Common stock, par value $0.01 per share
      100,000,000 shares authorized;
      29,326,228 and 29,226,774 shares
      issued, in 2004 and 2003, respectively                       293             292
   Additional paid-in capital                                  313,957         312,030
   Accumulated other comprehensive income, net of
      deferred tax expense of $13,139 and $18,537,
          respectively                                          24,397          34,422
   Retained earnings                                           272,428         199,617
                                                         -------------   -------------
                                                               611,075         546,361

      Less treasury stock, at cost, 121,765 shares                 (56)           (56)
                                                         -------------   -------------

Total stockholders' equity                                     611,019         546,305
                                                         -------------   -------------
                                                         $   3,239,198   $   2,879,352
                                                         =============   =============

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
                                 (IN THOUSANDS)

                                                                           Accumulated
                                                             Additional       Other
                                                    Common    Paid-in     Comprehensive   Retained    Treasury
                                                     Stock    Capital     Income (Loss)   Earnings      Stock       Total
                                                    -------  ----------   -------------   ----------  --------   ----------
Balance at January 1, 2002                          $   259  $  260,788   $       3,533   $  148,707  $    (56)  $  413,231
Common stock issued for compensation                      -         980               -            -         -          980
Stock options exercised                                   -         265               -            -         -          265
Offering of common stock                                 31      46,468               -            -         -       46,499
Comprehensive income:

     Change in fair value of securities available
        for sale, net of deferred taxes,
          reclassification adjustments and
            minority interest                             -           -          32,012            -         -
     Net Income                                           -           -               -       12,207         -
Total comprehensive income                                                                                           44,219
Balance at December 31, 2002                            290     308,501          35,545      160,914       (56)     505,194
                                                    -------  ----------   -------------   ----------  --------   ----------
Common stock issued for compensation                      -       1,061               -            -         -        1,061
Stock options exercised                                   2       2,468               -            -         -        2,470
Change in minority interest                               -           -             886            -         -          886
Comprehensive income:
     Change in fair value of securities available
         for sale, net of deferred taxes, and
           reclassification adjustments                   -           -          (2,009)           -         -
     Net Income                                           -           -               -       38,703         -
Total comprehensive income                                                                                           36,694
                                                    -------  ----------   -------------   ----------  --------   ----------
Balance at December 31, 2003                            292     312,030          34,422      199,617       (56)     546,305
Common stock issued for compensation                      1       1,710               -            -         -        1,711
Stock options exercised                                   -         217               -            -         -          217
Comprehensive income:

     Change in fair value of securities available
         for sale, net of deferred taxes, and
           reclassification adjustments                   -           -         (10,025)          -          -
     Net Income                                           -           -              -        72,811         -
Total comprehensive income                                                                                           62,786
                                                    -------  ----------   -------------   ----------  --------   ----------
Balance at December 31, 2004                        $   293  $  313,957   $      24,397   $  272,428  $    (56)  $  611,019
                                                    =======  ==========   =============   ==========  ========   ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   Year ended December 31
                                                               2004         2003         2002
                                                             ----------   ----------   ----------
Revenues:
     Gross premiums written                                  $  789,660   $  740,110   $  636,156
                                                             ==========   ==========   ==========
     Net premiums written                                    $  717,059   $  668,909   $  537,123
                                                             ==========   ==========   ==========
     Premiums earned                                         $  765,643   $  698,347   $  576,414
     Premiums ceded                                             (69,623)     (74,833)     (99,006)
                                                             ----------   ----------   ----------
     Net premiums earned                                        696,020      623,514      477,408
     Net investment income                                       87,225       73,619       76,918
     Net realized investment gains (losses)                       7,609        5,992       (5,306)
     Other income                                                 3,699        6,515        6,747
                                                             ----------   ----------   ----------

Total revenues                                                  794,553      709,640      555,767

Expenses:

     Losses and loss adjustment expenses                        596,070      576,043      569,099
     Reinsurance recoveries                                     (23,189)     (24,667)    (121,070)
                                                             ----------   ----------   ----------
     Net losses and loss adjustment expenses                    572,881      551,376      448,029
     Underwriting, acquisition and insurance expenses           117,689      104,216       91,253
     Loss on early extinguishment of debt                            -           305            -
     Interest expense                                             6,515        3,409        2,875
                                                             ----------   ----------   ----------
Total expenses                                                  697,085      659,306      542,157
                                                             ----------   ----------   ----------
Income before income taxes, minority interest and
       cumulative effect of accounting change                    97,468       50,334       13,610

Provision for income taxes:
     Current expense (benefit)                                   23,550       11,357         (275)
     Deferred expense (benefit)                                   1,107           93           87
                                                             ----------   ----------   ----------
                                                                 24,657       11,450         (188)
                                                             ----------   ----------   ----------

Income before minority interest and cumulative
       effect of accounting change                               72,811       38,884       13,798

Minority interest                                                     -         (181)      (3,285)
                                                             ----------   ----------   ----------

Income before cumulative effect of accounting change             72,811       38,703       10,513

Cumulative effect of accounting change, net of tax                    -            -        1,694
                                                             ----------   ----------   ----------
Net income                                                   $   72,811   $   38,703   $   12,207
                                                             ==========   ==========   ==========

Earnings per share (basic):
     Income before cumulative effect of accounting change    $     2.50   $     1.34   $     0.40
     Cumulative effect of accounting change, net of tax               -            -         0.07
                                                             ----------   ----------   ----------

     Net income                                              $     2.50   $     1.34   $     0.47
                                                             ==========   ==========   ==========

Earnings per share (diluted):
     Income before cumulative effect of accounting change    $     2.37   $     1.32   $     0.39
     Cumulative effect of accounting change, net of tax               -            -         0.07
                                                             ----------   ----------   ----------
     Net income                                              $     2.37   $     1.32   $     0.46
                                                             ==========   ==========   ==========

Weighted average number of common shares outstanding
     Basic                                                       29,164       28,956       26,231
                                                             ==========   ==========   ==========
     Diluted                                                     31,984       30,389       26,254
                                                             ==========   ==========   ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                            Year ended December 31
                                                                                      2004          2003           2002
                                                                                   ----------   ------------   -----------
OPERATING ACTIVITIES
Net income                                                                         $   72,811   $     38,703   $    12,207
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                                         3,880          3,804         4,337
   Amortization                                                                        23,146         19,708        10,707
   Increase in cash surrender value of business owned life insurance                   (2,432)        (1,706)            -
   Net realized investment (gains) losses                                              (7,609)        (5,992)        5,306
   Deferred income taxes                                                                1,107             93            87
   Policy acquisition costs deferred, net of related amortization                      (4,059)          (874)       (7,241)
   Other                                                                                 (622)          (577)         (812)
   Changes in assets and liabilities:
        Trading portfolio securities, excluding net holding gains                       4,610         (5,540)            -
        Premiums receivable                                                               519        (21,227)      (32,963)
        Receivable from reinsurers                                                     35,472         17,201       (87,956)
        Prepaid reinsurance premiums                                                   (1,237)         3,643        (1,029)
        Other assets                                                                   (3,551)        (4,777)        8,275
        Reserve for losses and loss adjustment expenses                               215,008        192,116       180,127
        Unearned premiums                                                              24,045         41,763        59,742
        Reinsurance premiums payable                                                      997          5,961        13,845
        Other liabilities                                                              11,456            321         9,044
        Minority interest in net income                                                     -            181         3,285
                                                                                   ----------   ------------   -----------
Net cash provided by operating activities                                             373,541        282,801       176,961

INVESTING ACTIVITIES
Purchases of:
   Fixed maturities available for sale                                             (1,196,991)    (1,082,573)     (897,928)
   Equity securities available for sale                                                  (856)        (3,019)      (10,932)
   Other investments                                                                   (4,205)       (19,110)      (15,000)
   Business owned life insurance                                                            -        (50,000)            -
Proceeds from sale or maturities of:
   Fixed maturities available for sale                                                699,434        612,480       900,641
   Equity securities available for sale                                                 8,854         26,296        20,235
Net decrease (increase) in short-term investments                                      73,352        138,087      (116,841)
Other                                                                                 (10,032)        (6,905)       (2,785)
                                                                                   ----------   ------------   -----------
Net cash (used by) investing activities                                              (430,444)      (384,744)     (122,610)

FINANCING ACTIVITIES
Net proceeds from stock issuance                                                            -              -        46,499
Net proceeds from long-term debt                                                       44,907        104,641             -
Repayment of debt                                                                           -        (72,500)      (10,000)
Purchase of minority interest                                                               -        (33,304)         (707)
Other                                                                                      35          1,845             -
                                                                                   ----------   ------------   -----------
Net cash provided by financing activities                                              44,942            682        35,792
                                                                                   ----------   ------------   -----------

Increase (decrease) in cash and cash equivalents                                      (11,961)      (101,261)       90,143

Cash and cash equivalents at beginning of period                                       42,045        143,306        53,163
                                                                                   ----------   ------------   -----------

Cash and cash equivalents at end of period                                         $   30,084   $     42,045   $   143,306
                                                                                   ==========   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Net cash paid (received) during the year for income taxes                          $   23,081   $     14,312   $    (8,884)
                                                                                   ==========   ============   ===========
Cash paid during the year for interest                                             $    5,501   $      3,136   $     2,714
                                                                                   ==========   ============   ===========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.  ACCOUNTING POLICIES

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of ProAssurance Corporation (a Delaware corporation) and its subsidiaries (ProAssurance). All significant intercompany accounts and transactions between consolidated companies have been eliminated.

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

Segment Information

      ProAssurance operates in the United States of America (U.S.) in two reportable industry segments. As discussed in Note 2, the professional liability segment principally provides professional and general liability insurance for providers of health care services, and to a lesser extent, providers of legal services. The personal lines segment provides private passenger automobile, homeowner, boat, and umbrella insurance products primarily for educational employees and their families.

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

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.  ACCOUNTING POLICIES (CONTINUED)

Equity Securities, Trading Portfolio

      ProAssurance has designated certain equity security purchases as trading portfolio securities. A trading portfolio is carried at fair value with the holding gains and losses included in realized investment gains and losses in the current period. Fair values are based on quoted market prices.

Real Estate

      Real estate properties are classified as investment real estate. All balances are reported at cost, less allowances for depreciation. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Rental income and expenses are included in net investment income.

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

Reclassifications

      Certain reclassifications have been made to the prior year balance sheet and statement of cash flow to conform to the current year presentation.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.    ACCOUNTING POLICIES (CONTINUED)

Impairments

      In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ProAssurance evaluates its investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the then current period and reduces the cost basis of the security. In subsequent periods, ProAssurance measures any gain or loss or decline in value against the adjusted cost basis of the security. The following factors are considered in determining whether an investment's decline is other than temporary:

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

      These estimates are based upon management's estimates of ultimate losses and the portion of those losses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses, these estimates may vary significantly from the eventual outcome. Management regularly reviews these estimates and any adjustments necessary are reflected in the period in which the estimate is changed. Due to the size of the receivable from reinsurers, even a small adjustment to the estimates could have a material effect on ProAssurance's results of operations for the period in which the change is made.

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

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

1.    ACCOUNTING POLICIES (CONTINUED)

Goodwill

      Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (i.e., goodwill). In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized. Goodwill is tested annually for impairment. ProAssurance regularly reviews its goodwill and other intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

Deferred Policy Acquisition Costs

      Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned.

Reserve for Losses and Loss Adjustment Expenses (Reserve for Losses)

      ProAssurance establishes its reserve for loss and loss adjustment expenses (reserve for losses) based on estimates of the future amounts necessary to pay claims and expenses (losses) associated with the investigation and settlement of claims. The reserve for losses is determined on the basis of individual claims and payments thereon as well as actuarially determined estimates of future losses based on past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends, judicial trends, legislative changes and settlement patterns.

      ProAssurance believes that the methods it uses to establish the reserve for losses are reasonable and appropriate. Independent actuaries review the reserve for losses of each insurance subsidiary at least semi-annually and prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations and other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates in establishing its reserves. Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance's reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made.

      The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to insurance recoveries. Thus, in any given year, the Company may make significant adjustments to gross losses that have little effect on its net losses.

Recognition of Revenues

      Insurance premiums are recognized as revenues pro rata over the terms of the policies.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.  ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

      ProAssurance accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). The following table illustrates the effect on net income and earnings per share as if ProAssurance had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to outstanding options. See Note 12 for additional information regarding outstanding options.

                                                                 YEAR ENDED DECEMBER 31
                                                               2004        2003       2002
                                                             --------    --------   ----------
                                                             In thousands except per share data
Net income as reported                                       $ 72,811    $ 38,703   $   12,207
Add: Stock-based employee compensation expense recognized
   under APB 25 related to the exercise of options, net of
   related tax effects                                            218         130            -
Deduct: Total stock-based employee compensation expense
   determined under fair value based method
   for all awards, net of related tax effects                  (1,234)       (697)        (564)
                                                             --------    --------   ----------

Pro forma net income                                         $ 71,795    $ 38,136   $   11,643
                                                             ========    ========   ==========
Earnings per share:

    Basic--as reported                                       $   2.50    $   1.34   $     0.47
                                                             ========    ========   ==========
    Basic--pro forma                                         $   2.46    $   1.32   $     0.44
                                                             ========    ========   ==========

    Diluted--as reported                                     $   2.37    $   1.32   $     0.46
                                                             ========    ========   ==========
    Diluted--pro forma                                       $   2.34    $   1.30   $     0.44
                                                             ========    ========   ==========

Income Taxes

      ProAssurance files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses for income tax reporting, and the limitation of the unearned premiums deduction for income tax reporting.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1. ACCOUNTING POLICIES (CONTINUED)

Accounting Changes

      On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123(revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees , and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005; early adoption is permitted. ProAssurance plans to adopt SFAS 123(R) on its effective date using the "modified prospective" method permitted by the statement.

      Under the "modified prospective" method stock based compensation is recognized (a) under the requirements of SFAS 123(R) for all share-based payments granted after the effective data of SFAS 123(R) and (b) under the requirements of SFAS 123 for all non-vested share-based payments granted prior to the adoption of SFAS 123(R).

      As permitted by SFAS 123, ProAssurance currently accounts for stock options awarded to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost related to such awards. SFAS 123(R) differs from SFAS 123 in several key computational areas, and implementation of SFAS 123(R) will require ProAssurance to select among various assumptions in order to perform the computations required under SFAS 123(R). Those assumptions have not yet been selected, thus the effect that SFAS 123(R) would have had on prior periods has not been computed. The effect of adoption of SFAS 123 (R) on future operating results cannot be predicted at this time because the effect will depend on the levels of share based payments granted in the future and the methods and assumptions used to determine the fair value of those share based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

      In September, 2004 the Emerging Issues Task Force of the FASB reached a consensus regarding Issue 04-08-"Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-8"). Under the new guidance, issuers of contingently convertible (Co-Co) debt instruments must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. The consensus is effective for financial statements ending after December 15, 2004 and is to be retroactively applied to all periods presented. Previously, following commonly accepted interpretations of SAFS 128, "Earnings Per Share", ProAssurance did not include the potential common shares underlying its Convertible Debentures in the calculation of diluted earnings per share because the market price contingency had not been met. Implementation of EITF 04-8 reduced diluted net income per share by $0.11 and $0.01 per share for the years ended December 31, 2004 and 2003, respectively.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2. SEGMENT INFORMATION

      ProAssurance operates in the U.S. in two reportable industry segments: the professional liability insurance segment and the personal lines segment.

      The professional liability insurance segment principally provides professional liability insurance for providers of health care services principally in the Southeast and Midwest. The professional liability segment includes the operating results of three significant insurance companies: The Medical Assurance Company, Inc., ProNational Insurance Company, and Red Mountain Casualty Insurance Company, Inc. ProAssurance also writes professional liability insurance through Medical Assurance of West Virginia, Inc.

      The personal lines segment provides personal auto, homeowners, boat and umbrella coverages principally in the state of Michigan primarily to educational employees and their families through a single insurance company, MEEMIC Insurance Company (MEEMIC).

      The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 1. Other than cash and securities owned directly by the parent company, the assets of ProAssurance are attributable to the reportable operating segments. Other than investment income earned directly by the parent company and interest expense attributable to long-term debt held by the parent company, all revenues and expenses of ProAssurance are attributable to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effect of transactions between segments has been eliminated.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.  SEGMENT INFORMATION (CONTINUED)

      The table below provides a reconciliation of segment information to total consolidated information.

                                                                   Year ended December 31
                                                              2004              2003         2002
                                                            ------------   ------------   ----------
                                                                       In thousands
Revenues:
   Professional liability segment:
     Net premiums earned                                    $    512,655   $    453,246   $  327,645
     Net investment income                                        75,029         63,099       66,790
     Other revenues                                                6,173         10,318       (1,139)
                                                            ------------   ------------   ----------
        Total segment revenues                              $    593,857   $    526,663   $  393,296
   Personal lines segment:
     Net premiums earned                                         183,365        170,268      149,763
     Net investment income                                        10,879         10,253       10,071
     Other revenues                                                2,395          2,189        2,580
                                                            ------------   ------------   ----------
         Total segment revenues                                  196,639        182,710      162,414
   Corporate (not attributed to segments)                          4,057            267           57
                                                            ------------   ------------   ----------
     Total revenues                                         $    794,553   $    709,640   $  555,767
                                                            ============   ============   ==========
Income (loss) before taxes, minority interest
 and cumulative effect of accounting change:

     Professional liability                                 $     56,279   $     20,657   $  (14,637)
     Personal lines                                               43,647         33,124       31,065
     Corporate (not attributed to segments)                       (2,458)        (3,447)      (2,818)
                                                            ------------   ------------    ----------
        Income before taxes, minority interest and
          cumulative effect of accounting changes           $     97,468   $     50,334   $   13,610
                                                            ============   ============   ==========

                                                        December 31
                                                   2004           2003
                                               ------------   ------------
                                                       In thousands
Assets:
     Professional liability                    $  2,682,987   $  2,413,043
     Personal lines                                 495,903        431,264
     Corporate (not attributed to segments)          60,308         35,045

                                               ------------   ------------
        Total assets                           $  3,239,198   $  2,879,352
                                               ============   ============

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.  INVESTMENTS

      The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

                                                 DECEMBER 31, 2004
                                                 GROSS          GROSS           ESTIMATED
                                 AMORTIZED     UNREALIZED     UNREALIZED          FAIR
                                   COST          GAINS         (LOSSES)           VALUE
                               -------------   -----------   -------------   -------------
                                                             IN THOUSANDS
Fixed Maturities
   U.S. Treasury securities    $     171,256   $     1,167   $      (1,076)  $     171,347
   State and municipal bonds         823,951        16,503          (1,533)        838,921
   Corporate bonds                   658,177        19,601          (3,439)        674,339
   Asset-backed securities           570,744         4,696          (2,062)        573,378
                               -------------   -----------   -------------   -------------
                                   2,224,128        41,967          (8,110)      2,257,985
Equity securities                     31,548         3,878            (196)         35,230
                               -------------   -----------   -------------   -------------
                               $   2,255,676    $   45,845   $      (8,306)  $   2,293,215
                               =============   ===========   =============   =============

                                                    December 31, 2003
                                                  Gross          Gross          Estimated
                                Amortized       Unrealized     Unrealized          Fair
                                   Cost           Gains        (Losses)           Value
                               -------------   -----------   ------------    -------------
                                                     In thousands
Fixed Maturities
   U.S. Treasury securities    $     305,564   $     2,471   $       (839)   $     307,196
   State and municipal bonds         377,833        18,053           (211)         395,675
   Corporate bonds                   597,514        26,919         (2,752)         621,681
   Asset-backed securities           460,048         6,215         (1,107)         465,156
   Other                               1,069             1              -            1,070
                               -------------   -----------   ------------    -------------
                                   1,742,028        53,659         (4,909)       1,790,778
Equity securities                     37,923         4,303            (90)          42,136
                               -------------   -----------   ------------    -------------
                               $   1,779,951   $    57,962   $     (4,999)   $   1,832,914
                               =============   ===========   ============    =============

      ProAssurance held certain available-for-sale securities in an unrealized loss position at December 31, 2004, as summarized in the following table. After an evaluation of each security, Management concluded that these securities have not suffered an other than temporary impairment in value. Each fixed maturity security has paid all scheduled contractual payments. Management believes that each issuer has the capacity to meet the remaining contractual obligations of the security, including payment at maturity, and that ProAssurance has the capacity to hold the security until the scheduled maturity date. Management also believes each of the equity securities, given the characteristics of the underlying company, industry, and price volatility of the security, has a reasonable expectation of being valued at or above book value in the near term.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.  INVESTMENTS (CONTINUED)


                                                 TOTAL               LESS THAN 12 MONTHS       MORE THAN 12 MONTHS
                                       -----------------------   --------------------------   ----------------------
                                         FAIR       UNREALIZED     FAIR         UNREALIZED     FAIR      UNREALIZED
                                         VALUE         LOSS        VALUE           LOSS        VALUE       LOSS
                                       -----------  ----------   -----------   ------------   ---------  -----------
                                                                        IN THOUSANDS
Fixed maturities, available for sale
   U.S. Treasury securities            $   104,993  $   (1,076)  $    95,180   $       (803)  $   9,813  $      (273)
   State and municipal bonds               184,136      (1,533)      180,268         (1,426)      3,868         (107)
   Corporate bonds                         256,105      (3,439)      208,521         (1,924)     47,584       (1,515)
   Asset-backed securities                 267,806      (2,062)      247,354         (1,710)     20,452         (352)
                                       -----------  ----------   -----------   ------------   ---------  -----------
                                           813,040      (8,110)      731,323         (5,863)     81,717       (2,247)
Equity securities available for sale         3,746        (196)        3,614           (184)        132          (12)
                                       -----------  ----------   -----------   ------------   ---------  -----------
Available for sale securities held
   with unrealized losses              $   816,786  $   (8,306)  $   734,937   $     (6,047)  $  81,849  $    (2,259)
                                       ===========  ==========   ===========   ============   =========  ===========

      The amortized cost and estimated fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                                                             ESTIMATED
                                           AMORTIZED            FAIR
                                             COST              VALUE
                                         -------------       ---------
                                                   IN THOUSANDS
Due in one year or less                  $      95,979     $      96,375
Due after one year through five years          578,222           585,478
Due after five years through ten years         542,354           561,087
Due after ten years                            436,829           441,667
Asset-backed securities                        570,744           573,378
                                         -------------     -------------
                                         $   2,224,128     $   2,257,985
                                         =============     ==============

      Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 2004.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.    INVESTMENTS (CONTINUED)

      At December 31, 2004 ProAssurance had available-for-sale securities with a carrying value of $12.8 million on deposit with various state insurance departments to meet regulatory requirements.

Business Owned Life Insurance

      During 2003 ProAssurance purchased BOLI policies on executive employees at a cost of approximately $50 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies; however, $50,000 of each death benefit is payable to beneficiaries designated by the insured employee.

Real Estate

      Real estate consists of two properties currently in use as corporate offices and a parcel of land expected to be developed as an additional corporate office. One property includes 78,000 square feet of office space which is leased or available for lease. Accumulated depreciation was approximately $9.8 million and $8.7 million at December 31, 2004 and 2003, respectively.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3. INVESTMENTS (CONTINUED)

Net Investment Income / Net Realized Investment Gains (Losses)

      Investment income by investment category is as follows:

                                           Year ended December 31
                                     2004           2003           2002
                                   --------       --------       --------
                                                In thousands
Fixed maturities                   $ 80,830       $ 68,381       $ 73,008
Equities                              1,831          2,510          3,435
Real estate                           1,078          1,120          1,428
Short-term investments                1,585          2,637          2,922
Other invested assets                 4,592          1,664              -
Business owned life insurance         2,432          1,706              -
Other                                     4              -            174
                                   --------       --------       --------

                                     92,352         78,018         80,967
Investment expenses                  (5,127)        (4,399)        (4,049)
                                   --------       --------       --------

Net investment income              $ 87,225       $ 73,619       $ 76,918
                                   ========       ========       ========

      Gross investment gains and losses are primarily from sales of investment securities. Net realized investment gains (losses) are as follows:

                                                  Year ended December 31
                                            2004           2003           2002
                                          --------       --------       --------
                                                       In thousands
Gross gains                               $  7,066       $  9,388       $ 26,040
Gross losses                                (1,743)        (3,397)       (10,042)
Other than temporary impairments              (611)          (322)       (21,304)
Trading portfolio gains                      2,897            323              -
                                          --------       --------       --------

Net realized investment gains (losses)    $  7,609       $  5,992       $ (5,306)
                                          ========       ========       ========

      Net gains related to fixed maturities included in the above table are $3.7 million, $2.3 million and $11.7 million during 2004, 2003 and 2002, respectively.

      ProAssurance's net realized investment gains and losses on available-for-sale securities are shown in the table below. The amounts recognized in the income statement were reclassified from "Other Accumulated Comprehensive Income (Loss)" in accordance with the provisions of SFAS 115.

                                                  Year ended December 31
                                            2004           2003           2002
                                          --------       -------        --------
                                                       In thousands
Net realized investment gains (losses)    $  5,315       $ 5,458        $ (5,306)
Related tax expense (benefit)                1,860         1,910          (1,857)
                                          --------       -------        --------
Reclassified gains (losses)               $  3,455       $ 3,548        $ (3,449)
                                          ========       =======        ========

      Proceeds from sales (excluding maturities and paydowns) of available-for-sale securities were $505.7 million, $358.5 million and $646.4 million during 2004, 2003 and 2002, respectively.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

4. REINSURANCE

      ProAssurance has various quota share, excess of loss, and cession reinsurance agreements. Historically, professional liability per claim retention levels have varied between the first $200,000 and the first $2 million depending on the coverage year and the state in which business was written. ProAssurance also insures some large professional liability risks that are above the limits of its basic reinsurance treaties. These risks are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. Personal lines retention levels historically have been $250,000 per loss. Individual property risks are covered up to $1 million per risk and casualty risks are covered on an excess of loss basis up to $3 million per occurrence, with catastrophe reinsurance arrangements in place to provide coverage for aggregate property loss events.

      The effect of reinsurance on premiums written and earned is as follows:

                         2004 PREMIUMS                  2003 Premiums                    2002 Premiums
                   WRITTEN          EARNED         Written         Earned          Written          Earned
                  ---------       ---------       ---------       ---------       ---------       ---------
                                                        In thousands
Direct            $ 789,564       $ 765,547       $ 737,602       $ 695,839       $ 634,142       $ 573,423
Assumed                  96              96           2,508           2,508           2,014           2,991
Ceded               (72,601)        (69,623)        (71,201)        (74,833)        (99,033)        (99,006)
                  ---------       ---------       ---------       ---------       ---------       ---------

Net premiums      $ 717,059       $ 696,020       $ 668,909       $ 623,514       $ 537,123       $ 477,408
                  =========       =========       =========       =========       =========       =========

      Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

      At December 31, 2004, all reinsurance recoverables are considered collectible. As required by the various state insurance laws, reinsurance recoverables totaling approximately $32.7 million are collateralized by letters of credit or funds withheld.

      At December 31, 2004 amounts due from individual reinsurers that exceed 5% of stockholders' equity are as follows:

                                            Amount Due
                Reinsurer                 From Reinsurer
----------------------------------------  --------------
                                            In millions
Michigan Catastrophic Claims Association      $115.1
Hannover Ruckversicherung AG                 $ 50.5
General Reinsurance Corp                      $ 31.0

      During 2004, ProAssurance commuted (terminated) its various agreements with one of its reinsurers, Gerling Global Reinsurance Corporation of America. As a result of that commutation, ProAssurance reduced its receivable from reinsurers by approximately $5.6 million (net of $12.3 million cash received) and reduced its reinsurance liabilities by approximately $1.6 million.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5. INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance's deferred tax liabilities and assets are as follows:

                                                             December 31
                                                          2004          2003
                                                        --------      --------
                                                             In thousands
Deferred tax assets
              Unpaid loss discount                      $ 72,151      $ 64,843
              Unearned premium adjustment                 22,166        20,186
              Alternative minimum tax credits                  -         8,440
              Tax basis in intangibles                     8,943         9,588
              Other                                        6,032         3,697
                                                        --------      --------

Total deferred tax assets                                109,292       106,754
                                                        --------      --------

Deferred  tax liabilities
              Deferred acquisition costs                   9,682         8,261
              Unrealized gains on investments, net        13,139        18,537
              Other                                        6,364         6,838
                                                        --------      --------

Total deferred tax liabilities                            29,185        33,636
                                                        --------      --------

Net deferred tax assets                                 $ 80,107      $ 73,118
                                                        ========      ========

      In management's opinion, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

      A reconciliation of "expected" income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

                                             Year ended December 31
                                       2004           2003           2002
                                     --------       --------       --------
                                                  In thousands
Computed "expected" tax expense      $ 34,114       $ 17,617       $  4,764
Tax-exempt income                      (6,830)        (5,307)        (5,757)
Other                                  (2,627)          (860)           805
                                     --------       --------       --------

Actual tax (benefit)                 $ 24,657       $ 11,450       $   (188)
                                     ========       ========       ========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

6. DEFERRED POLICY ACQUISITION COSTS

      Underwriting and insurance costs directly related to the production of new and renewal premiums are considered as acquisition costs and are capitalized and amortized to expense over the period in which the related premiums are earned. Reinsurance ceding commissions due ProAssurance are considered as a reduction of acquisition costs, and therefore reduce the total amount capitalized.

      Amortization of deferred acquisition costs amounted to approximately $63.4 million, $54.9 million, and $41.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $27.7 million and $23.6 million at December 31, 2004 and 2003, respectively.

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

      Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

                                                                Year ended December 31
                                                          2004            2003             2002
                                                     --------------   -------------   --------------
                                                                       In thousands
Balance, beginning of year                           $    1,814,584   $   1,622,468   $    1,442,341
Less reinsurance recoverables                               444,811         462,012          374,056
                                                     --------------   -------------   --------------
Net balance, beginning of year                            1,369,773       1,160,456        1,068,285

Net losses:
   Current year                                             589,497         562,256          439,600
   Unfavorable (favorable) development of reserves
       established in prior years                           (16,616)        (10,880)           8,429
                                                     ---------------  -------------   --------------
        Total                                               572,881         551,376          448,029

Paid related to:
   Current year                                             (92,361)        (94,824)         (84,376)
   Prior years                                             (230,040)       (247,235)        (271,482)
                                                     --------------   -------------   --------------
        Total paid                                         (322,401)       (342,059)        (355,858)
                                                     --------------   -------------   --------------
Net balance, end of year                                  1,620,253       1,369,773        1,160,456
Plus reinsurance recoverables                               409,339         444,811          462,012
                                                     --------------   -------------   --------------
Balance, end of year                                 $    2,029,592   $   1,814,584   $    1,622,468
                                                     ==============   =============   ==============

      As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more definite estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The prior year development recognized in 2004 and 2003 decreased the net loss reserve at the end of the prior year by 1.2% and 0.9% and increased the net loss reserve at end of the prior year in 2002 by 0.8%. This development was recognized in response to annual actuarial reviews that resulted in estimates of ultimate loss costs for prior years that differed from the prior estimates of those loss costs.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

8. COMMITMENTS AND CONTINGENCIES

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

      ProAssurance is involved in a number of operating leases primarily for office space, office equipment, and communication lines. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004.

            Operating Leases
-----------------------------------------
              In thousands
2005                            $   3,786
2006                                3,004
2007                                  876
2008                                  658
2009                                  278
Thereafter                            121
                                ---------
Total minimum lease payments    $   8,723
                                =========

      ProAssurance had rent expense of $4.1 million in the year ended December 31, 2004 and $4.3 million in the years ended December 31, 2003 and 2002.

9. MINORITY INTEREST

      On January 29, 2003 ProAssurance's indirect subsidiary, MEEMIC Holdings, Inc. (MEEMIC Holdings) repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance's subsidiary, ProNational Insurance Company. MEEMIC Holdings used cash and investment resources of approximately $34.1 million to complete the transaction. ProAssurance recognized goodwill of $7.6 million related to the transaction. Income for the year ended December 31, 2003 was reduced by the income attributable (16%) to the MEEMIC Holdings minority interest for the period from January 1, 2003 to January 29, 2003. MEEMIC Holdings is the 100% owner of MEEMIC.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

10. LONG-TERM DEBT

      Outstanding long-term debt, as of December 31, 2004 and December 31, 2003, consisted of the following:

                                                               December 31
                                                           2004          2003
                                                       --------------------------
                                                              $ In thousands
Convertible Debentures due June 30, 2023, unsecured
  and bearing a fixed interest rate of 3.9%, net of
  unamortized original issuer's discounts of $2,515
  and $2,811 at December 31, 2004 and December 31,
  2003, respectively.                                 $    105,085   $   104,789

Trust Preferred Subordinated Debentures, unsecured, and bearing floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85%.

Due                          December 31, 2004 Rate

April 29, 2034                             6.14%             13,403             -
May 12, 2034                               6.14%             10,310             -
May 12, 2034                               6.14%             22,682             -
                                                       ------------   -----------
                                                       $    151,480   $   104,789
                                                       ============   ===========

Convertible Debentures Due June 30, 2023

      In early July 2003, ProAssurance issued $107.6 million of 3.9% Convertible Debentures in a Private Offering transaction, net of an initial purchaser's discount of $3.0 million. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million.

      Summarized information regarding the structure and terms of the Convertible Debentures follows:

      Issue Price. The Convertible Debentures were issued at 100.0% of their principal amount and each Convertible Debenture has a principal amount at maturity of $1,000.

      Maturity Date. June 30, 2023.

      Ranking. The Convertible Debentures are unsecured obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations. The Convertible Debentures are not guaranteed by any of ProAssurance's subsidiaries.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

10. LONG-TERM DEBT (CONTINUED)

      and, accordingly, the Convertible Debentures are effectively subordinated to the indebtedness and other liabilities of ProAssurance's subsidiaries, including insurance policy-related liabilities.

      Interest. Interest is payable on June 30 and December 30 of each year, beginning December 30, 2003, at an annual rate of 3.90%. In addition, ProAssurance may be required to pay contingent interest, as set forth below under Contingent Interest.

      Contingent Interest. Contingent interest is due to the holders of the Convertible Debentures during any six-month period from June 30 to December 29 and from December 30 to June 29 commencing with the six-month period beginning June 30, 2008, if the average market price of a Convertible Debenture for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the Convertible Debentures. The amount of contingent interest payable in respect of any six-month period will equal 0.1875% of the average market price of a Convertible Debenture for the five trading day period referred to above.

      Conversion Rights. At December 31, 2004 the Convertible Debentures are not eligible for conversion; however, holders may convert the Convertible Debentures at any time prior to stated maturity from and after the date of the following events:

            - if the sale price of ProAssurance's common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day,

            - if ProAssurance calls the Convertible Debentures for redemption, or

            -     upon the occurrence of certain corporate transactions.

      For each $1,000 principal amount of Convertible Debentures surrendered for conversion, holders initially will receive 23.9037 shares of common stock. This represents an initial conversion price of approximately $41.83 per share of common stock. The conversion rate may be adjusted for certain reasons, but will not be adjusted for accrued interest or contingent interest, if any. Upon conversion, holders will generally not receive any cash payment representing accrued interest or contingent interest, if any. Instead, accrued interest and contingent interest will be deemed paid by the common stock received by the holders on conversion. Convertible Debentures called for redemption may be surrendered for conversion until the close of business two business days prior to the redemption date.

      Upon conversion, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock.

      Payment at Maturity. Each holder of $1,000 Convertible Debentures will be entitled to receive $1,000 at maturity, plus accrued interest, including contingent interest, if any.

      Sinking Fund. None.

      Optional Redemption. ProAssurance may not redeem the Convertible Debentures prior to July 7, 2008. ProAssurance may redeem some or all of the Convertible Debentures for cash on or after July 7, 2008, upon at least 30 days but not more than 60 days notice by mail to holders at par.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

      Repurchase Right of Holders. Each holder of the Convertible Debentures may require ProAssurance to repurchase all or a portion of the holder's Convertible Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the principal amount of the Convertible Debentures plus accrued and unpaid interest, including contingent interest, if any, to the date of repurchase. ProAssurance may choose to pay the purchase price in cash, shares of common stock, or a combination of cash and shares of common stock. If ProAssurance elects to pay all or a portion of the repurchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for the 20 trading days immediately preceding and including the third day prior to the repurchase date.

      Change of Control. Upon a change of control of ProAssurance, holders may require ProAssurance, subject to conditions, to repurchase all or a portion of the Convertible Debentures. Depending upon the date at which the change of control occurs, ProAssurance will pay a purchase price equal to a varying percentage of the applicable principal amount of such Convertible Debentures plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The percentage ranges from 108% for dates before June 29, 2005 to 100% for dates after June 30, 2008. ProAssurance may choose to pay the repurchase price in cash, shares of common stock, shares of common stock of the surviving corporation or a combination of cash and shares of the applicable common stock. If ProAssurance elects to pay all or a portion of the repurchase price in shares of common stock, the shares of the applicable common stock will be valued at 97.5% of the average sale price of the applicable common stock for 20 trading days commencing after the third trading day following notice of the occurrence of a change of control.

      Events of Default. If there is an event of default under the Convertible Debentures, the principal amount of the Convertible Debentures, plus accrued interest, including contingent interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

      Registration Rights. On December 15, 2003 ProAssurance filed a shelf registration statement with the SEC with respect to the resale of the Convertible Debentures and the shares of common stock issuable upon conversion of the Convertible Debentures pursuant to a registration rights agreement. ProAssurance has agreed to keep the shelf registration statement effective until the earliest of:

            - two years after the last date of original issuance of any of the Convertible Debentures,

            - the date when the holders of the Convertible Debentures and common stock issuable upon conversion of the Convertible Debentures are able to sell all such securities immediately pursuant to Rule 144 under the Securities Act,

            - the date when all of the Convertible Debentures and common stock issuable upon conversion of the Convertible Debentures are registered upon the shelf registration statement and sold in accordance with it, or

            - the date when all of the Convertible Debentures and common stock issuable upon conversion of the Convertible Debentures have ceased to be outstanding.

The Convertible Debentures do not require ProAssurance to maintain minimum financial covenants.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

10. LONG-TERM DEBT (CONTINUED)

Trust Preferred Subordinated Debentures

      In April and May 2004, ProAssurance formed two business trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II (the Trusts), as the holder of all voting securities issued by the Trusts, for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase subordinated debentures issued by ProAssurance. The only assets of the Trusts are $46.4 million variable rate ProAssurance subordinated debentures (Subordinated Debentures). The terms and maturities of the Subordinated Debentures mirror those of the TPS. The Trusts will meet the obligations of the TPS with the interest and principal ProAssurance pays to the Trusts on the Subordinated Debentures. ProAssurance is not the primary beneficiary of the Trusts, and therefore, in accordance with the provisions of FIN 46, the Trusts are not consolidated by ProAssurance. ProAssurance's equity investment in the Trusts is included in other assets and the Subordinated Debentures payable to the Trusts are included as long-term debt in the accompanying Condensed Consolidated Balance Sheets.

      The Subordinated Debentures and the TPS have the same maturities and other applicable terms and features. They are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus 3.85%, adjustable and payable quarterly, with a maximum rate within the first five years of 12.5%. ProAssurance has the right under the Subordinated Debentures to extend interest payment periods up to twenty consecutive quarterly periods, and as a consequence, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) during any such extended interest payment periods. ProAssurance may not pay any stockholder dividends during any extended interest payment period or at any time ProAssurance is in default under the Subordinated Debentures. The Subordinated Debentures and the TPS have stated maturities of thirty years but may be redeemed at any time after five years. The Subordinated Debentures do not require ProAssurance to maintain minimum financial covenants.

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

      ProAssurance has guaranteed that amounts paid to the Trusts related to the Subordinated Debentures will be remitted to the holders of the TPS. The guarantee, when taken together with the obligations of ProAssurance under the Subordinated Debentures, the Indenture pursuant to which the Subordinated Debentures were issued, and the related trust agreements (including its obligations to pay related trust cost, fees, expenses, debts and other obligations of the Trusts other than with respect to the TPS and the common securities of the Trusts), provides a full and unconditional guarantee of amounts due on the TPS. The amounts guaranteed are not expected to at any time exceed the obligations of the Subordinated Debentures, and no additional liability has been recorded related to the TPS or the guarantee.

      At December 31, 2004 the fair value of our Convertible Debentures is approximately 114.5% of face value based on available independent market quotes. The fair value of our Subordinated Debentures approximates the face value of those debentures.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

11. STOCKHOLDERS' EQUITY

      At December 31, 2004 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 2004, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

      At December 31, 2004 approximately 2.9 million of ProAssurance's authorized shares of common stock are reserved by the Board of Directors of ProAssurance for the award or issuance of shares under incentive compensation plans as described in Note 12. Additionally, approximately 1.1 million common shares are reserved for the exercise of outstanding options, also discussed in
Note 12.

      "Accumulated other comprehensive income (loss)" shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains (losses) on securities available for sale, net of taxes.

      On November 13, 2002, ProAssurance sold 2.65 million common shares at an offering price of $16.55 per share. The offering generated net proceeds of $40.6 million. ProAssurance used the net proceeds from the sale of the newly issued shares to support the growth of its professional liability insurance business and for general corporate purposes. The underwriting agreement granted the underwriters a thirty-day over-allotment option for up to 375,000 shares that was exercised on December 4, 2002 and that generated additional net proceeds of $5.9 million.

      ProAssurance has on file a universal shelf registration statement with the Securities and Exchange Commission, allowing up to $250 million in common stock, preferred stock or debt securities. ProAssurance may sell any class of the registered securities or combinations thereof in one or more separate offerings at a total price up to the amount registered with the amount, price and terms of the securities sold in each offering to be determined at the time of sale. ProAssurance has no present commitments to sell securities under the shelf registration.

12. STOCK OPTIONS

      ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan (the 2004 Plan) and the ProAssurance Corporation Incentive Compensation Stock Plan (the 1995 Plan). The 2004 Plan was adopted in May 2004 and is intended as a replacement for the 1995 Plan. Under both plans, the terms and conditions of all grants are at the discretion of the compensation committee. At December 31, 2004 there were 10,000 options outstanding under the 2004 Plan and 1,039,337 options outstanding under the 1995 Plan. All options have been granted at a price equal to the market price of the stock on the date of grant. The stock options granted in 2004, 2003 and 2002 expire ten years after the grant date and vest at a rate of 20% each year, beginning six months after the grant date. The remaining options outstanding under the plan were granted in 1997, 1998 and 1999; these options expire ten years after the grant date and were fully vested at the grant date.

      As a part of the consolidation with Professionals Group, ProAssurance assumed all options outstanding under Professionals Group, Inc.'s 1996 Long-term Stock Incentive Plan (the Professionals Plan). The options assumed were fully vested. At December 31, 2004 there were 56,036 options outstanding under the Professionals Plan. No additional options are expected to be issued related to the Professionals Plan.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

12. STOCK OPTIONS (CONTINUED)

      Information regarding ProAssurance's outstanding options for the years ending December 31, 2004, 2003, and 2002 follows:

                                                  WEIGHTED                Weighted                Weighted
                                                   AVERAGE                 Average                 Average
                                                  EXERCISE                Exercise                Exercise
                                       SHARES       PRICE      Shares      Price       Shares       Price
                                     ---------------------   ---------------------   ---------------------
                                               2004                   2003                    2002
                                     ---------------------   ---------------------   ---------------------
Outstanding at beginning of year       993,576    $  20.72   1,103,037    $  19.46     719,313    $  20.82
Granted                                291,329    $  33.28     303,000    $  22.00     415,000    $  16.80
Exercised                             (141,832)   $  19.50    (348,815)   $  18.23     (31,276)   $  15.54
Forfeited                              (37,700)   $  26.58     (63,646)   $  18.72           -           -
                                   -----------              ----------              ----------
Outstanding at end of year           1,105,373    $  24.03     993,576    $  20.72   1,103,037    $  19.46
                                   ===========              ==========              ==========
Options exercisable at end of year     585,994    $  22.74     552,176    $  21.75     771,037    $  20.60
                                   ===========              ==========              ==========

      Outstanding ProAssurance options as of December 31, 2004 consisted of the following:

                                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                    ---------------------------    -------------------
                                          WEIGHTED
                                          AVERAGE      WEIGHTED               WEIGHTED
                                         REMAINING      AVERAGE               AVERAGE
           RANGE OF                     CONTRACTUAL    EXERCISE               EXERCISE
       EXERCISE PRICES      NUMBERS        LIFE         PRICE       NUMBER     PRICE
-----------------------    ---------    -----------    --------    -------    --------
$    9.57  -   $  14.27       19,096     2.9 YEARS     $  12.98     19,096    $  12.98
$   16.80  -   $  17.38      288,684     6.5 YEARS     $  16.87    142,684    $  16.93
$   18.66  -   $  21.01       38,247     4.4 YEARS     $  20.75     38,247    $  20.75
$   22.00  -   $  22.00      213,000     8.7 YEARS     $  22.00     63,000    $  22.00
$   24.68  -   $  26.03      270,517     3.1 YEARS     $  24.89    270,517    $  24.89
$   33.28  -   $  33.28      262,250     9.7 YEARS     $  33.28     52,450    $  33.28
$   36.46  -   $  38.52       13,579     8.3 YEARS     $  37.00          -           -
                           ---------                               -------
           ALL             1,105,373     6.7 YEARS     $  24.03    585,994    $  22.74
                           =========                               =======

      The weighted average fair value of options granted during 2004, 2003 and 2002 was $13.10, $8.46 and $6.97, respectively. The fair values have been estimated as of the date of grant using the Black-Scholes option pricing model, based on the following assumptions (on a weighted-average basis):

                                      2004      2003     2002
                                     -----     -----     ----
Risk-free interest rate               3.4%      3.1%     4.6%
Expected volatility                  0.34      0.34     0.34
Dividend yield                          0%        0%       0%
Expected average term (in years)        6         6        6

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

13. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      ProAssurance adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

      In accordance with SFAS No. 142, as of January 1, 2002 ProAssurance discontinued amortizing its recorded goodwill and deferred credits, and recognized the unamortized balance of deferred credits of $1.7 million that existed at December 31, 2001 related to business combinations completed prior to July 1, 2001. The write-off has been recognized as the cumulative effect of a change in accounting principle. There is no tax effect related to the write-off because the deferred credits were not amortizable for tax purposes.

14. EARNINGS PER SHARE

      The following represents a reconciliation from the basic to the diluted numerator and denominator used in calculating the diluted earnings per share:

                                                                             Year ended December 31
                                                                       2004           2003           2002
                                                                     --------       --------       --------
                                                                       In thousands except per share data
Basic earnings per share calculation:

    Numerator:
    Income before cumulative effect of accounting change             $ 72,811       $ 38,703       $ 10,513
    Cumulative effect of accounting change                                  -              -          1,694
                                                                     --------       --------       --------
    Net income                                                       $ 72,811       $ 38,703       $ 12,207
                                                                     ========       ========       ========

    Denominator:
    Weighted average number of common shares outstanding               29,164         28,956         26,231
                                                                     ========       ========       ========

    Basic earnings per share:
    Income before cumulative effect of accounting change             $   2.50       $   1.34       $   0.40
    Cumulative effect of accounting change                                  -              -           0.07
                                                                     --------       --------       --------
    Net income                                                       $   2.50       $   1.34       $   0.47
                                                                     ========       ========       ========

Diluted earnings per share calculation:
    Numerator:
    Income before cumulative effect of accounting change             $ 72,811       $ 38,703       $ 10,513
    Effect of MEEMIC Holdings stock options held by
      minority stockholders                                                 -              -           (210)
    Effect of assumed conversion of contingently convertible
      debt instruments                                                  2,967          1,425              -
                                                                     --------       --------       --------
    Income before cumulative effect of accounting change -
      diluted computation                                              75,778         40,128         10,303
    Cumulative effect of accounting change                                 --             --          1,694
                                                                     --------       --------       --------
    Net income-diluted computation                                   $ 75,778       $ 40,128       $ 11,997
                                                                     ========       ========       ========

    Denominator:
    Weighted average number of common shares outstanding               29,164         28,956         26,231
    Assumed conversion of dilutive stock options and awards               248            188             23
    Assumed conversion of contingently convertible
      debt instruments                                                  2,572          1,245              -
                                                                     --------       --------       --------
    Diluted weighted average equivalent shares                         31,984         30,389         26,254
                                                                     ========       ========       ========

    Diluted earnings per share:
    Income before cumulative effect of accounting change             $   2.37       $   1.32           0.39
    Cumulative effective of accounting change                               -              -           0.07
                                                                     --------       --------       --------
    Net income                                                       $   2.37       $   1.32       $   0.46
                                                                     ========       ========       ========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

14. EARNINGS PER SHARE (CONTINUED)

      In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Options are not dilutive when the exercise price of the option is below the average share price during the quarter. During years ended December 31, 2004, 2003 and 2002 certain of ProAssurance's outstanding options were not considered to be dilutive, because the strike price of the options was below the average ProAssurance share price during the quarter. The number of options not considered to be dilutive during the years ended December 31, 2004, 2003, and 2002 averaged 126,400, 83,500 and 638,000, respectively.

      In compliance with the consensus reached in EITF 04-8, ProAssurance has assumed conversion of its outstanding convertible debt in the computation of diluted earnings per share for the year ended December 31, 2004 and has restated diluted earnings per share for the year ending December 31, 2003 to assume conversion of its convertible debt for the period in which the debt was outstanding in 2003. The restatement reduced previously reported diluted earnings per share for the year ending December 31, 2003 by $0.01. Diluted earnings per share for the year ending December 31, 2002 was not restated because there was no outstanding convertible debt in 2002.

15. BENEFIT PLANS

      ProAssurance currently maintains several defined contribution employee benefit plans that are intended to provide additional income to eligible employees upon retirement. ProAssurance's contributions to the plans are primarily based upon employee contributions to the plans. ProAssurance's expense under these benefit plans was $3.3 million during the year ended December 31, 2004 and $3.1 million during each of the years ended December 31, 2003 and 2002.

16. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

      ProAssurance's insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition costs which are deferred under GAAP but expensed for statutory purposes; (b) investments in affiliates which are valued and carried on the cost or equity method for statutory purposes but consolidated under GAAP; and (c) deferred income taxes which are recorded under GAAP but not for statutory purposes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

16. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS (CONTINUED)

      The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2004, statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Statutory surplus and net income (loss) for each of ProAssurance's insurance subsidiaries for the years ended December 31, 2004 and 2003 are as follows:

                                                                            STATUTORY
                                                  STATUTORY SURPLUS     NET INCOME (LOSS)
                                                        AS OF          FOR THE YEAR ENDED
                                                  DECEMBER 31, 2004     DECEMBER 31, 2004
                                                  -----------------    ------------------
                                                               In thousands
The Medical Assurance Company, Inc.                    $276,909              $ 17,555
ProNational Insurance Company                           241,825                32,448
Red Mountain Casualty Insurance Company, Inc.            16,511                 1,233
Medical Assurance of West Virginia, Inc.                  8,285                (2,608)
MEEMIC Insurance Company                                142,753                24,033

                                                                            Statutory
                                                  Statutory Surplus     Net Income (Loss)
                                                        as of          for the year ended
                                                  December 31, 2003     December 31, 2003
                                                  -----------------    ------------------
                                                               In thousands
The Medical Assurance Company, Inc.                    $238,740              $ 11,719
ProNational Insurance Company                           187,937                (8,971)
Red Mountain Casualty Insurance Company, Inc.            16,785                   963
Medical Assurance of West Virginia, Inc.                 10,202                   (42)
MEEMIC Insurance Company                                116,780                17,677

      Consolidated retained earnings are comprised primarily of subsidiaries' retained earnings. ProAssurance's insurance subsidiaries are permitted to pay dividends of approximately $58 million during the next year to ProAssurance or its directly owned non-insurance subsidiaries without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

17. VARIABLE INTEREST ENTITIES

      ProAssurance holds passive investments in four limited partnerships/limited liability companies that are considered to be VIE's under FIN 46(R) guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46(R). These investments are included in Other Investments and total $39.3 million at December 31, 2004 and $37.1 million at December 31, 2003. The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. ProAssurance's investment in one of the entities approximates $6.1 million ( a 31% interest) and is accounted for using the equity method of accounting; this investment was acquired in 2002. The remaining three investments each represent less than 10% interests in the investee, and ProAssurance uses the cost method of accounting. These investments were acquired between 2001 and 2003. ProAssurance's maximum loss exposure relative to each of the entities is limited to the carrying value of ProAssurance`s investment in the entity.

      ProAssurance also holds all the voting securities issued by two Trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II, that are considered to be VIE's. See Note 10. The Trusts are not consolidated because ProAssurance is not the primary beneficiary of either trust. Accordingly, within the accompanying December 31, 2004 condensed consolidated balance sheet, the Subordinated Debentures issued by ProAssurance to the Trusts are included in long-term debt, and ProAssurance's $1.4 million equity investment in the Trusts is included in Other Assets.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for 2004 and 2003:

                                                                      2004
                                              ----------------------------------------------------
                                                 1st           2nd            3rd          4th
                                              ----------    ----------     ---------    ----------
                                                       IN THOUSANDS EXCEPT PER SHARE DATA
Net premiums earned                           $  167,842    $  165,897     $ 175,346    $  186,934
Net losses and loss adjustment expenses          141,920       136,779       144,281       149,901
Net income                                        15,981        15,804        19,518        21,509
Basic earnings per share                            0.55          0.54          0.67          0.74
Diluted earnings per share                          0.52          0.52          0.63          0.69
Diluted earnings per share, as reported prior                                               NOT
   to the implementation of EITF 04-08              0.54          0.54          0.66    APPLICABLE

                                                                     2003
                                              ----------------------------------------------------
                                                 1st           2nd            3rd           4th
                                              ----------    ----------     ---------    ----------
Net premiums earned                           $  138,196    $  147,684     $ 165,430    $  172,204
Net losses and loss adjustment expenses          125,048       131,300       145,783       149,245
Net income                                         6,349         8,792         9,735        13,827
Basic earnings per share                            0.22          0.30          0.34          0.48
Diluted earnings per share                          0.22          0.30          0.33          0.46
Diluted earnings per share, as reported prior
   to the implementation of EITF 04-08              0.22          0.30          0.33          0.47

      The sum of the above amounts may vary from the annual amounts because of rounding.

      As discussed in Note 1, ProAssurance has adopted the provisions of EITF 04-08 and diluted earnings per share for all periods presented includes the dilutive effect of common shares potentially issuable related to ProAssurance's contingently convertible debt. ProAssurance had no contingently convertible debt outstanding in the 1st and 2nd quarters of 2003.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

19. SUBSEQUENT EVENTS

      On February 28, 2005 ProAssurance Corporation and NCRIC Group, Inc. (NASDAQ: NCRI) reached an agreement to merge NCRIC into ProAssurance in a $69.6 million, all-stock transaction which values NCRIC at $10.10 per share, based on the closing price of ProAssurance common stock on Friday, February 25, 2005.

      Under the terms of the agreement each holder of common stock of NCRIC will have the right to receive 0.25 of a share of ProAssurance common stock for each share of NCRIC common stock. This exchange ratio is subject to adjustment in the event that the market price of the ProAssurance stock prior to the closing either exceeds $44 or is less than $36 such that the exchange ratio would then be adjusted such that the value per NCRIC share would neither exceed $11 nor be less than $9, respectively. The transaction is subject to required regulatory approvals and a vote of NCRIC stockholders and is expected to close early in the third quarter of 2005.

      The proposed transaction will be submitted to NCRIC Group's stockholders for their consideration. ProAssurance and NCRIC Group will file with the SEC a registration statement and a proxy statement/prospectus and other relevant documents concerning the proposed transaction.

                    ProAssurance Corporation and Subsidiaries
 Schedule I - Summary of Investments - Other Than Investments in Related Parties
                                December 31, 2004

                                      COST                             AMOUNT
                                       OR                             AT WHICH
                                    AMORTIZED          FAIR         SHOWN IN THE
TYPE OF INVESTMENT                    COST             VALUE        BALANCE SHEET
------------------                 -----------      -----------     -------------
                                   In thousands
Fixed Maturities:
    U.S. Treasury securities       $   171,256      $   171,347     $     171,347
    State and municipal bonds          823,951          838,921           838,921
    Corporate bonds                    658,177          674,339           674,339
    Asset-backed securities            570,744          573,378           573,378
    Certificates of deposit                  -                -                 -
                                   -----------      -----------     -------------
      Total fixed maturities         2,224,128      $ 2,257,985         2,257,985
                                                    ===========
Equity securities:
    Available for sale                  31,548           35,230            35,230
    Trading                              3,739            4,150             4,150
                                   -----------      -----------     -------------
      Total equity securities           35,287      $    39,380            39,380
                                                    ===========
Real Estate, net                        19,244                             19,244
Short-term investments                  41,423                             41,423
Other invested assets                   42,883                             42,883
Business owned life insurance           54,138                             54,138
                                   -----------                      -------------
      Total investments            $ 2,417,103                      $   2,455,053
                                   ===========                      =============

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                   ProAssurance Corporation - Registrant Only
                             Condensed Balance Sheet

                                                                     December 31
                                                           2004         2003
                                                        ---------     ---------
                                                                     In thousands
ASSETS
Investment in subsidiaries, at equity                   $ 661,575     $ 610,297
Fixed maturities available for sale, at fair value         56,889         5,501
Equity securities, trading portfolio, at fair value             -         5,226
Short-term investments                                      2,676        23,440
Cash and cash equivalents                                     743           878
Due from subsidiaries                                      11,956             -
Other assets                                               29,827        30,215
                                                        ---------     ---------
                                                        $ 763,666     $ 675,557
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to subsidiaries                                 $       -     $  23,868
Other liabilities                                           1,167           595
Long-term debt                                            151,480       104,789
                                                        ---------     ---------
                                                          152,647       129,252
Stockholders' Equity:
   Common stock                                               293           292
   Other stockholders' equity, including
     unrealized gains (losses) on securities
     of subsidiaries                                      610,726       546,013
                                                        ---------     ---------
Total stockholders' equity                                611,019       546,305
                                                        ---------     ---------
                                                        $ 763,666     $ 675,557
                                                        =========     =========

                   ProAssurance Corporation - Registrant Only
                         Condensed Statements of Income

                                                                 Year ended December 31
                                                          2004            2003          2002
                                                          ----            ----          ----
                                                                     In thousands
Revenues:
Investment income                                       $   1,317     $     267     $      57
Other Income                                                2,779           308             -
                                                        ---------     ---------     ---------
                                                            4,096           575            57

Expenses:
Loss on early extinguishment of debt                            -           305             -
Interest expense                                            6,515         3,409         2,875
Other expenses                                              3,882         1,702         1,441
                                                        ---------     ---------     ---------
                                                           10,397         5,416         4,316
                                                        ---------     ---------     ---------
Loss before income tax (benefit) and equity in
    net income of subsidiaries                             (6,301)       (4,841)       (4,259)
Income tax (benefit)                                       (2,319)         (967)       (1,491)
                                                        ---------     ---------     ---------
Loss before equity in net income of subsidiaries           (3,982)       (3,874)       (2,768)
Equity in net income of subsidiaries                       76,793        42,577        14,975
                                                        ---------     ---------     ---------
Net income                                              $  72,811     $  38,703     $  12,207
                                                        =========     =========     =========

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                   ProAssurance Corporation - Registrant Only
                       Condensed Statements of Cash Flow

                                                                   Year ended December 31
                                                            2004            2003            2002
                                                          ---------       ---------       ---------
                                                                         In thousands
Cash used by operating activities                         $ (11,896)      $  (9,733)      $  (6,533)

Investing activities
   Purchases of fixed maturities                           (101,172)       (134,661)              -
   Proceeds from sale or maturities of :
     Fixed maturities available for sale                     50,480         129,160               -
     Equity securities available for sale                     7,791               -               -
   Net decrease/increase in short-term investments           20,764         (23,440)              -
   Dividends from subsidiaries                               28,350               -               -
   Contribution of capital to subsidiaries                  (38,000)        (25,483)              -
   Other                                                     (1,395)              -               -
                                                          ---------       ---------       ---------
                                                            (33,182)        (54,424)              -
                                                          ---------       ---------       ---------
Financing activities
   Proceeds from long-term debt                              44,907         104,641               -
   Repayment of debt                                              -         (72,500)        (10,000)
   Proceeds from stock offering                                   -               -          46,499
   Other                                                         36           2,881               -
                                                          ---------       ---------       ---------
                                                             44,943          35,022          36,499
                                                          ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents               (135)        (29,135)         29,966
Cash and cash equivalents, beginning of period                  878          30,013              47
                                                          ---------       ---------       ---------
Cash and cash equivalents, end of period                  $     743       $     878       $  30,013
                                                          =========       =========       =========

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1. Basis of Presentation

ProAssurance Corporation (PRA Holding) was formed for the purpose of consolidating Medical Assurance, Inc. (Medical Assurance) and Professionals Group, Inc. (Professionals Group); the consolidation date was June 27, 2001. The registrant-only financial statements should be read in conjunction with ProAssurance's consolidated financial statements. At December 31, 2004 and 2003 PRA Holding's investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition less dividends received from the subsidiaries.

2. Other Assets

Other assets includes goodwill of $15.6 million related to PRA Holding's acquisition of Professionals Group and goodwill of $7.6 million related to the 2003 acquisition of the minority interest of MEEMIC Holdings, Inc., a subsidiary of Professionals Group.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT (CONTINUED)

3. Long-term Debt

Outstanding long-term debt, as of December 31, 2004 and December 31, 2003, consisted of the following:

                                                                            December 31
                                                                         2004        2003
                                                                       ---------   ---------
                                                                          $ In thousands
Convertible Debentures due June 30, 2023 (Convertible Debentures),
   unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer's discounts of $2,515 and $2,811 at
   December 31, 2004 and December 31, 2003, respectively.              $ 105,085   $ 104,789

Trust Preferred Subordinated Debentures (Subordinated Debentures), unsecured, and bearing floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85%.

Due                    December 31, 2004 Rate
April 29, 2034                 6.14%                                      13,403           -
May 12, 2034                   6.14%                                      10,310           -
May 12, 2034                   6.14%                                      22,682           -
                                                                       ---------   ---------
                                                                       $ 151,480   $ 104,789
                                                                       =========   =========

PRA Holding issued $107.6 million of 3.9% Convertible Debentures in a Private Offering transaction, net of an initial purchaser's discount of $3.0 million, in July 2003. The Convertible Debentures are due June 30, 2023 but may be repaid or called prior to that date. PRA Holding used the net proceeds of the Convertible Debentures to pay off its existing term loan having an outstanding principal balance of $67.5 million.

In April and May 2004, PRA Holding formed two business trusts (the Trusts), as the holder of all voting securities issued by the Trusts, for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase Subordinated Debentures issued by ProAssurance. The Subordinated Debentures and the TPS have the same maturities and other applicable terms and features. They are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus 3.85%, adjustable and payable quarterly, with a maximum rate within the first five years of 12.5%.

See Note 10 of the Notes to the consolidated financial statements of ProAssurance and its subsidiaries included herein for a detailed description of the terms of the Convertible Debentures and the Subordinated Debentures.

4. Related Party Transactions

PRA Holding received dividends of $28.4 million from its subsidiaries in 2004. No dividends were received in 2003. PRA Holding contributed capital of $18 million in 2004 to its subsidiaries. In 2003, PRA Holding contributed $45 million to its subsidiaries, of which $20 million was paid in 2004.

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

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                 YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                             2004           2003          2002
                                                          -----------   ------------   -----------
                                                                        In thousands
Deferred policy acquisition costs......................   $    27,662   $     23,603   $    22,729
Reserve for losses and loss adjustment expenses........     2,029,592      1,814,584     1,622,468
Unearned premiums......................................       314,179        290,134       248,371
Net premiums earned....................................       696,020        623,514       477,408
Premiums assumed from other companies..................            96          2,508         2,991
Net investment income..................................        87,225         73,619        76,918
Net losses and loss adjustment expenses................       572,881        551,376       448,029
Underwriting, acquisition and insurance expenses:
   Amortization of deferred policy acquisition costs...        63,370         54,863        41,800
   Other underwriting, acquisition and
     insurance expenses................................        54,319         49,353        49,453
Net premiums written...................................       717,059        668,909       537,123

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                           2004             2003               2002
                                        -----------     -------------      ------------
                                                        In thousands
PROPERTY AND CASUALTY
Premiums earned                         $   765,547     $     695,839      $    573,091
Premiums ceded                              (69,623)          (74,833)          (98,918)
Premiums assumed                                280             2,495             2,516
                                        -----------     -------------      ------------

     Net premiums earned                $   696,204     $     623,501      $    476,689
                                        ===========     =============      ============

Percentage of amount assumed to net            0.04%             0.40%             0.53%
                                        ===========     =============      ============

ACCIDENT AND HEALTH
Premiums earned                                   -                 -               332
Premiums ceded                                    -                 -               (88)
Premiums assumed                               (184)               13               475
                                        -----------     -------------      ------------

     Net premiums earned                $      (184)    $          13      $        719
                                        ===========     =============      ============

Percentage of amount assumed to net             100%              100%            66.06%
                                        ===========     =============      ============

Total net premiums earned               $   696,020     $     623,514      $    477,408
                                        ===========     =============      ============

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
     SCHEDULE VI - SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                  2004                 2003                2002
                                                              -------------       -------------       -------------
                                                                                  In thousands
Deferred policy acquisition costs .....................       $      27,662       $      23,603       $      22,729
Reserve for losses and loss adjustment expenses .......           2,029,592           1,814,584           1,622,468
Unearned premiums .....................................             314,179             290,134             248,371
Net premiums earned ...................................             696,020             623,514             477,408
Net investment income .................................              87,225              73,619              76,918
Losses and loss adjustment expenses incurred
   related to current year, net of reinsurance ........             589,497             562,256             439,600
Losses and loss adjustment expenses incurred
   related to prior year, net of reinsurance ..........             (16,616)            (10,880)              8,429
Amortization of deferred policy acquisition costs .....              63,370              54,863              41,800
Paid losses and loss adjustment expenses related to
   current year losses, net of reinsurance ............             (92,362)            (94,824)            (84,376)
Paid losses and loss adjustment expenses related to
   prior year losses, net of reinsurance ..............            (230,040)           (247,235)           (271,482)

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
-------                                 -----------
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

2.4         Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc.
            and NCP Merger Corporation, dated February 28, 2005 (4)

3.1(a)      Certificate of Incorporation of ProAssurance (1)

3.1(b)      Certificate of Amendment of ProAssurance (5)

3.2         Bylaws of ProAssurance

4.1 Purchase Agreement, dated July 1, 2003, between Registrant and the representatives of the initial purchasers of the Debentures (without exhibits) (6)

4.2 Indenture dated July 7, 2003, between and among Registrant and the initial purchasers of the Debentures (7)

4.3         Registration Rights Agreement, dated July 7, 2003, between and among
            Registrant and the initial purchasers of the Debentures (7)

4.4 ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on April 29, 2004 in original principal amount of $13,403,000 (8)

4.5         Indenture between ProAssurance Corporation and Wilmington Trust
            Company as Trustee dated as of April 29, 2004 (8)

4.6         Certificate for 13,000 Preferred Securities of ProAssurance Capital
            Trust I (Liquidation Amount $1,000 per Preferred Security) issued on
            April 29, 2004 (8)

4.7         Amended and Restated Declaration of Trust of ProAssurance Capital
            Trust I dated as of April 29, 2004 (8)

4.8         Preferred Securities Guarantee Agreement ProAssurance Capital Trust
            I dated as of April 29, 2004 (8)

4.9 ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on May 26, 2004 in original principal amount of $22,682,000 (9)

4.10 ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on May 12, 2004 in original principal amount of $10,310,000 (9)

4.11        Amended and Restated Declaration of Trust of ProAssurance Capital
            Trust II dated as of May 12, 2004 (9)

4.12        Preferred Securities Guarantee Agreement ProAssurance Capital Trust
            II dated as of May 12, 2004 (9)

4.13        Indenture between ProAssurance Corporation and Wilmington Trust
            Company as Trustee dated as of May 12, 2004 (9)

10.1(a) Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (10)

10.1(b) Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (5)

10.1(c)     Amendment and Assumption Agreement by and between Mutual Assurance,
            Inc. and MAIC Holdings, Inc. dated April 8, 1996 (11)

10.2        Professionals Insurance Company Management Group 1996 Long Term
            Incentive Plan (12)

10.3        ProAssurance Corporation 2004 Equity Incentive Plan (13)

10.4(a)     Release and Severance Agreement between Victor T. Adamo and
            ProAssurance (14)

10.4(b)     Amendment to Release and Severance Compensation Agreement of Victor
            T. Adamo (15)

10.4(c)     Release and Severance Agreement between Lynn M. Kalinowski and
            ProAssurance (16)

10.4(d)     Release and Severance Agreement between Howard H. Friedman and
            ProAssurance (15)

10.4(e)     Release and Severance Agreement between James J. Morello and
            ProAssurance (15)

10.4(f)     Release and Severance Agreement between Frank B. O'Neil and
            ProAssurance (3)

10.5        Employment Agreement of A. Derrill Crowe, as amended (15)

10.6 Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of
            ProAssurance: (3)

            Victor T. Adamo
            Lucian F. Bloodworth
            Paul R. Butrus
            A. Derrill Crowe
            Robert E. Flowers
            Howard H. Friedman
            Lynn M. Kalinowski
            John J. McMahon
            James J. Morello
            John P. North
            Frank B. O'Neil
            Ann F. Putallaz
            Edward N. Rand

10.7        ProAssurance Group Employee Benefit Plan which includes the
            Executive Supplemental Life Insurance Program (Article VIII)

10.8        ProAssurance Group 2004 Deferred Compensation Plan dated October 11,
            2004, of which A. Derrill Crowe is the sole participant

10.9        Development Agreement Between Kero Development LLC and MEEMIC
            Insurance Company dated November 18, 2004 (without Rider and
            Exhibits)

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

Footnotes

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

(4) Filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring on February 28, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(5) Filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(6) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-3 (File No. 333-109972) and incorporated by reference pursuant to SEC Rule 12b-32.

(7) Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 001-16533) and incorporated by reference pursuant to SEC Rule 12b-32.

(8) Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(9) Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(10) Filed as an Exhibit to MAIC Holding's Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(11) Filed as an Exhibit to MAIC Holding's Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(12) Filed as an Exhibit to Professionals Group's Registration Statement on Form S-4 (File No. 333-3138) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(13) Filed as an Exhibit to ProAssurance's Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(14) Filed as an Exhibit to ProAssurance's Form 10-Q (File No. 001-16533) for the quarter ended June 30, 2001 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(15) Filed as an Exhibit to ProAssurance's Registration Statement on Form S-3 (File No. 333-100526) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(16) Filed as an Exhibit to ProAssurance's Form 10-Q (File No. 001-16533) for the quarter ended September 30, 2001 and incorporated herein by reference pursuant to SEC Rule 12b-32.