Form 10-Q
period 2005-03-31
PROASSURANCE CORP
filed 2005-05-10
CIK 1127703

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2005 or ______


[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from ______ to ______

Commission file number 0-16533

                            ProAssurance Corporation
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                63-1261433
----------------------------------------- --------------------------------------
     (State or Other Jurisdiction of         (IRS Employer Identification No.)
     Incorporation of Organization)

   100 Brookwood Place, Birmingham, AL                     35209
----------------------------------------- --------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (205) 877-4400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                               -----      -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes    X     No
                                                 -----      -----

     As of March 31, 2005 there were 29,252,379 shares of the registrant's common stock outstanding.

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

                  Condensed Consolidated Statements of Income.....................................................5

                  Condensed Consolidated Statements of Comprehensive Income (Loss)................................6

                  Condensed Consolidated Statements of Cash Flows.................................................7

                  Notes to Condensed Consolidated Financial Statements............................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................30

         Item 4.  Controls and Procedures........................................................................31

         Forward-Looking Statements..............................................................................32


Part II - Other Information
         Item 1.  Legal Proceedings..............................................................................33

         Item 6.  Exhibits and Reports on 8-K....................................................................33

         Signature...............................................................................................34



                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                MARCH 31         December 31
                                                                          -------------------------------------
                                                                                  2005               2004
                                                                          -------------------------------------
ASSETS
Investments:

   Fixed maturities available for sale, at fair value                          $2,248,984         $2,257,985
   Equity securities available for sale, at fair value                             29,241             35,230
   Equity securities, trading portfolio, at fair value                              4,385              4,150
   Real estate, net                                                                20,148             19,244
   Short-term investments                                                         118,323             41,423
   Business owned life insurance                                                   54,705             54,138
   Other                                                                           43,999             42,883
                                                                          -------------------------------------
Total investments                                                               2,519,785          2,455,053

Cash and cash equivalents                                                          28,587             30,084
Premiums receivable                                                               145,672            131,736
Receivable from reinsurers on unpaid losses and
   loss adjustment expenses                                                       415,294            409,339
Prepaid reinsurance premiums                                                       18,122             18,888
Deferred taxes                                                                     92,768             80,107
Other assets                                                                      120,399            113,991
                                                                          -------------------------------------

                                                                               $3,340,627         $3,239,198
                                                                          =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                             $2,096,705         $2,029,592
   Unearned premiums                                                              335,773            314,179
   Reinsurance premiums payable                                                    70,559             69,507
                                                                          -------------------------------------
Total policy liabilities                                                        2,503,037          2,413,278
Other liabilities                                                                  74,377             63,421
Long-term debt                                                                    151,554            151,480
                                                                          -------------------------------------
Total liabilities                                                               2,728,968          2,628,179

Commitments and contingencies                                                          -                  -


Stockholders' Equity:
   Common stock, par value $0.01 per share
     100,000,000 shares authorized; 29,374,144 and
     29,326,228 shares issued, respectively                                           294                293
   Additional paid-in capital                                                     315,832            313,957
   Accumulated other comprehensive income, net of deferred tax expense
     of $661 and $13,139, respectively                                              1,224             24,397
   Retained earnings                                                              294,365            272,428
                                                                          -------------------------------------
                                                                                  611,715            611,075
   Less treasury stock, at cost, 121,765 shares                                       (56)               (56)
                                                                          -------------------------------------
Total stockholders' equity                                                        611,659            611,019
                                                                          -------------------------------------

                                                                               $3,340,627         $3,239,198
                                                                          =====================================


See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)


                                                               ACCUMULATED OTHER
                                                                 COMPREHENSIVE         RETAINED        OTHER CAPITAL
                                                      TOTAL          INCOME            EARNINGS          ACCOUNTS
                                               ---------------------------------------------------------------------
Balance at December 31, 2004                        $ 611,019      $  24,397           $ 272,428        $ 314,194

Net income                                             21,937             -               21,937               -

Change in fair value of securities available
for sale, net of deferred taxes and
reclassification adjustments                          (23,173)       (23,173)                 -                -

Common stock issued for compensation                    1,759             -                   -             1,759

Common stock options exercised                            117             -                   -               117

                                               ---------------------------------------------------------------------

Balance at March 31, 2005                           $ 611,659      $   1,224           $ 294,365        $ 316,070
                                               =====================================================================



                                                               Accumulated Other
                                                                 Comprehensive         Retained         Other Capital
                                                      Total          Income            Earnings           Accounts
                                               ---------------------------------------------------------------------

Balance at December 31, 2003                        $ 546,305      $  34,422           $ 199,617        $ 312,266

Net income                                             15,981             -               15,981               -

Change in fair value of securities available
for sale, net of deferred taxes and
reclassification adjustments                           11,414         11,414                  -                -

Common stock issued for compensation                    1,593             -                   -             1,593


Common stock options exercised                             81             -                   -                81

                                               ---------------------------------------------------------------------

Balance at March 31, 2004                           $ 575,374      $  45,836           $ 215,598        $ 313,940
                                               =====================================================================



See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                    --------------- --------------
                                                                         2005            2004
                                                                    --------------- --------------
           Revenues:

                Gross premiums written                                $ 215,658       $218,726
                                                                    =============== ==============

                Net premiums written                                  $ 196,420       $195,462
                                                                    =============== ==============

                Premiums earned                                       $ 194,103       $188,528
                Premiums ceded                                          (19,923)       (20,686)
                                                                    --------------- --------------
                Net premiums earned                                     174,180        167,842
                Net investment income                                    25,422         19,851
                Net realized investment gains                               942          3,657
                Other income                                              1,646          1,010
                                                                    --------------- --------------
           Total revenues                                               202,190        192,360

           Expenses:

                Losses and loss adjustment expenses                     155,220        152,673
                Reinsurance recoveries                                  (16,004)       (10,753)
                                                                    --------------- --------------
                Net losses and loss adjustment expenses                 139,216        141,920
                Underwriting, acquisition and insurance expenses         30,603         27,973
                Interest expense                                          2,136          1,143
                                                                    --------------- --------------
           Total expenses                                               171,955        171,036
                                                                    --------------- --------------

           Income before income taxes                                    30,235         21,324

           Provision for income taxes:
                Current expense                                           8,481          5,326
                Deferred expense (benefit)                                 (183)            17
                                                                    --------------- --------------
                                                                          8,298          5,343
                                                                    --------------- --------------

           Net income                                                 $  21,937       $ 15,981
                                                                    =============== ==============


           Earnings per share:
                Basic                                                 $    0.75       $   0.55
                                                                    =============== ==============
                Diluted                                               $    0.71       $   0.52
                                                                    =============== ==============

           Weighted average number of common shares outstanding:
                Basic                                                    29,217         29,118
                                                                    =============== ==============
                Diluted                                                  32,070         31,933
                                                                    =============== ==============



See accompanying notes.

                   PROASSURANCE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                        --------------------------
                                                            2005          2004
                                                        --------------------------
COMPREHENSIVE INCOME (LOSS):
   Net income                                             $ 21,937      $15,981

   Change in fair value of securities available
     for sale, net of deferred taxes                       (22,535)      13,320

   Reclassification adjustment for realized investment
     (gains) losses included in income, net of
     deferred taxes                                           (638)      (1,906)

                                                          ----------------------

Comprehensive income (loss)                               $ (1,236)     $27,395
                                                          ======================




See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                       -------------------------------
                                                                             2005           2004
                                                                       -------------------------------
       OPERATING ACTIVITIES

       Net cash provided by operating activities                          $   97,473     $   94,719

       INVESTING ACTIVITIES
       Purchases of:
            Fixed maturities available for sale                             (248,535)      (370,081)
            Equity securities available for sale                                   -           (149)
            Other investments                                                   (462)        (3,125)
       Proceeds from sale or maturity of:
            Fixed maturities available for sale                              225,640        205,203
            Equity securities available for sale                               5,690          3,291
       Net (increase) decrease in short-term investments                     (76,900)        58,301
       Other                                                                  (4,452)        (1,671)
                                                                       -------------------------------

       Net cash (used by) investing activities                               (99,019)      (108,231)
                                                                       -------------------------------

       FINANCING ACTIVITIES

       Net cash provided by financing activities                                  49             11
                                                                       -------------------------------

       (Decrease) in cash and cash equivalents                                (1,497)       (13,501)
       Cash and cash equivalents at beginning of period                       30,084         42,045
                                                                       -------------------------------

       Cash and cash equivalents at end of period                         $   28,587     $   28,544
                                                                       ===============================









See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005




1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance's December 31, 2004 report on Form 10K.

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


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                    ----------------------------
                                                        2005           2004
                                                    ------------- --------------
Net income, as reported                               $ 21,937      $ 15,981
Add:  Stock-based employee compensation expense
 recognized under APB 25 related to the exercise
 of options, net of related tax effects                     16            64
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects               (388)         (259)
                                                    ------------- --------------
Pro forma net income                                  $ 21,565      $ 15,786
                                                    ============= ==============

Earnings per share:

   Basic -- as reported                               $   0.75      $   0.55
                                                    ============= ==============

   Basic -- pro forma                                 $   0.74      $   0.54
                                                    ============= ==============

   Diluted -- as reported                             $   0.71      $   0.52
                                                    ============= ==============

   Diluted -- pro forma                               $   0.70      $   0.52
                                                    ============= ==============

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005




1. BASIS OF PRESENTATION (CONTINUED)

Reclassifications

     Certain reclassifications have been made to the March 31, 2004 Statement of Cash Flows to conform to the current year and December 31, 2004 presentation. The reclassification did not affect cash flow from operating activities.

Accounting Changes

     On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under current SEC rules, ProAssurance must adopt SFAS 123(R) no later than January 1, 2006; early adoption is permitted. ProAssurance plans to adopt SFAS 123(R) using the "modified prospective" method permitted by the statement.

     Under the "modified prospective" method stock based compensation is recognized (a) under the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and (b) under the requirements of SFAS 123 for all non-vested share-based payments granted prior to the adoption of SFAS 123(R).

     As permitted by SFAS 123, ProAssurance currently accounts for stock options awarded to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost related to such awards. SFAS 123(R) differs from SFAS 123 in several key computational areas, and implementation of SFAS 123(R) will require ProAssurance to select among various assumptions in order to perform the computations required under SFAS 123(R). Those assumptions have not yet been selected, thus the effect that SFAS 123(R) would have had on prior periods has not been computed. The effect of adoption of SFAS 123(R) on future operating results cannot be predicted at this time because the effect will depend on the levels of share-based payments granted in the future and the methods and assumptions used to determine the fair value of those share-based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

     In the fourth quarter of 2004, ProAssurance implemented the FASB's September, 2004 consensus regarding Issue 04-08-"Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-8"). Under the new guidance, issuers of contingently convertible (Co-Co) debt instruments must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. Prior to implementation of EITF 04-8, ProAssurance followed commonly accepted interpretations of SAFS 128, "Earnings Per Share" and did not include the potential Co-Co shares in its diluted earnings per share computations because the market price contingency had not been met. In accordance with EITF 04-8 diluted earnings per share for the three months ended March 31, 2004 has been restated; the restatement reduced previously reported diluted earnings per share by $0.02.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005



2. SEGMENT INFORMATION

     ProAssurance operates in the U.S. in two reportable industry segments: the professional liability insurance segment and the personal lines segment.

     The professional liability insurance segment principally provides professional liability insurance for providers of health care services, primarily in the Southeast and Midwest. The professional liability segment includes the operating results of three significant insurance companies. The personal lines segment provides personal auto, homeowners, boat and umbrella coverages to educational employees and their families through a single insurance company.

     The accounting policies of each segment are consistent with those described in the Notes to the Consolidated Financial Statements included in ProAssurance's December 31, 2004 Annual Report on Form 10-K. Other than cash and securities owned directly by the parent company, the assets of ProAssurance are attributable to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense attributable to long-term debt held by the parent company, all revenues and expenses of ProAssurance are attributable to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effect of transactions between segments has been eliminated.

     The table below provides a reconciliation of segment information to total consolidated information.

                                                     Three Months Ended March 31
                                                         2005          2004
                                                   -------------- --------------
                                                            In thousands
   Revenues:
      Professional liability segment:
        Net premiums earned                           $  127,273    $   123,557
        Net investment income                             21,913         17,300
        Other revenues                                     2,172          3,349
                                                   -------------  -------------
          Total segment revenues                         151,358        144,206
      Personal lines segment:
        Net premiums earned                               46,907         44,285
        Net investment income                              3,016          2,506
        Other revenues                                       358            608
                                                   -------------  -------------
          Total segment revenues                          50,281         47,399
      Corporate (not attributed to segments)                 551            755
                                                   -------------  -------------

          Total revenues                              $  202,190    $   192,360
                                                   =============  =============

   Income (loss) before taxes:
        Professional liability                        $   21,182    $    10,856
        Personal lines                                    10,638         10,856
        Corporate (not attributed to segments)            (1,585)          (388)
                                                   -------------  -------------

          Income before taxes                         $   30,235    $    21,324
                                                   =============  =============



                                                       March 31    December 31
                                                         2005         2004
                                                   ----------------------------
                                                           In thousands
   Assets:
        Professional liability                        $2,782,714    $ 2,682,987
        Personal lines                                   502,189        495,903
        Corporate (not attributed to segments)            55,724         60,308
                                                   -------------  -------------

          Total assets                                $3,340,627    $ 3,239,198
                                                   =============  =============

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


3. INVESTMENTS

     The amortized cost of available-for-sale fixed maturities and equity securities is $2.276 billion and $2.256 billion at March 31, 2005 and December 31, 2004, respectively. Proceeds from sales of fixed maturities and equity securities during the three months ended March 31, 2005 and 2004 are $180.9 million and $155.2 million, respectively.

     Net realized investment gains (losses) are comprised of the following (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                              -------------------------------
                                                    2005            2004
                                              --------------- ---------------
  Gross realized gains                           $ 1,776         $ 3,029
  Gross realized (losses)                           (452)            (90)
  Other than temporary impairment (losses)          (344)             -
  Trading portfolio gains (losses)                   (38)            718
                                              --------------- ---------------

  Net realized investment gains (losses)         $   942         $ 3,657
                                              =============== ===============

4. INCOME TAXES

     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance's investment income is tax-exempt.

5. DEFERRED POLICY ACQUISITION COSTS

     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred policy acquisition costs, net of ceding commissions earned, amounted to approximately $16.8 million and $15.5 million for the three months ended March 2005 and 2004, respectively.


6. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


7. LONG-TERM DEBT

     Outstanding long-term debt, as of March 31, 2005 and December 31, 2004, consisted of the following:


                                                                           MARCH 31      December 31
                                                                              2005          2004
                                                                       -------------------------------
                                                                                 In thousands

           Convertible Debentures Due June 30, 2023 (the Convertible
              Debentures), unsecured and bearing a fixed interest
              rate of 3.9%, net of unamortized original issuer's
              discounts of $2,441 and $2,515 at March 31, 2005 and
              December 31, 2004, respectively.                             $ 105,159        $ 105,085


           Trust Preferred Subordinated Debentures (the Subordinated
              Debentures), unsecured, and bearing interest at a floating rate, adjustable quarterly, equal to the three-month LIBOR plus 3.85%. At March 31, 2005 this rate is 6.64%.

                                Due
                                April 29, 2034                                13,403           13,403
                                May 12, 2034                                  10,310           10,310
                                May 12, 2034                                  22,682           22,682
                                                                       ---------------- --------------

                                                                           $ 151,554        $ 151,480
                                                                       ================ ==============


Convertible Debentures

     The Convertible Debentures are unsecured obligations that rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations of the parent company, but are effectively subordinated to the indebtedness and other liabilities of ProAssurance's subsidiaries, including insurance policy-related liabilities.

     The Convertible Debentures are convertible into shares of common stock of ProAssurance. Holders may convert the Convertible Debentures at any time prior to stated maturity from and after the date of the following events: if ProAssurance calls the Convertible Debentures for redemption; upon the occurrence of certain corporate transactions, including a change of control; or if the sale price of ProAssurance's common stock exceeds 120% of the then conversion price for a specified period as defined in the Indenture. The conversion price was initially established at $41.83 per common share or 23.9037 shares per $1,000 principal amount of the Convertible Debentures surrendered for conversion, and may be adjusted as a result of certain corporate transactions with respect to our common stock. ProAssurance has the right to deliver cash in lieu of common stock for all or a portion of any conversion shares.

     Holders of the Convertible Debentures may require ProAssurance to repurchase all or a portion of the holder's Convertible Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the principal amount of the Convertible Debentures plus accrued and unpaid interest, including contingent interest, if any, to the date of repurchase. ProAssurance may choose to pay the purchase price in cash, shares of common stock, or a combination of cash and shares of common stock. Shares of common stock will be valued at 97.5% of the average sale price of the stock for a specified period prior to the redemption.

     If there is an event of default under the Convertible Debentures, the principal amount of the Convertible Debentures, plus accrued interest, including contingent interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. The Convertible Debentures do not require ProAssurance to maintain minimum financial covenants and do not limit the payment of dividends.

     ProAssurance may redeem some or all of the Convertible Debentures for cash on or after July 7, 2008 with proper notice to the holders of the Convertible Debentures.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


7. LONG-TERM DEBT (CONTINUED)

     For additional information regarding the terms of the Debentures see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance's December 31, 2004 Annual Report on Form 10-K.

Subordinated Debentures

     In April and May 2004, ProAssurance formed two business trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II (the Trusts), as the holder of all voting securities issued by the trusts, for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase $46.4 million of variable rate Subordinated Debentures issued by ProAssurance, which are the only assets of the Trusts. The Trusts will meet the obligations of the TPS with the interest and principal ProAssurance pays to the Trust on the Subordinated Debentures. In accordance with the provisions of FIN 46, the Trusts are not consolidated by ProAssurance. The Subordinated Debentures payable to the Trusts are included as long-term debt in the accompanying Condensed Consolidated Balance Sheets.

     The Subordinated Debentures and the TPS are uncollateralized and bear a floating interest rate equal to the three-month LIBOR plus 3.85%, adjustable and payable quarterly, with a maximum rate within the first five years of 12.5%. ProAssurance has the right under the Subordinated Debentures to extend interest payment periods up to twenty consecutive quarterly periods, and as a consequence, dividends on the preferred securities may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) during any such extended interest payment periods. ProAssurance may not pay any shareholder dividends during any extended interest payment period or at any time ProAssurance is in default under the Subordinated Debenture. The Subordinated Debentures and the TPS have stated maturities of thirty years but may be redeemed at any time after five years. The Subordinated Debentures do not require ProAssurance to maintain minimum financial covenants.

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

Fair Value

     At March 31, 2005, the fair value of our Convertible Debentures is approximately 109% of face value based on available independent market quotes. The fair value of our Subordinated Debentures approximates the face value of the debentures.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005



8. STOCKHOLDERS' EQUITY

     At March 31, 2005 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At March 31, 2005 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

     In March 2005 ProAssurance granted 309,500 options under an exercise price of $41.15 per share. The estimated fair value of each option is $16.68, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 4.3%, volatility of 0.33, expected life of 6 years; and dividend yield of 0%.

9. COMMITMENTS AND CONTINGENCIES

     ProAssurance is involved in various legal actions against ProAssurance arising primarily from claims related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance's financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance's results of operations for the period in which any such action is resolved.

                   ProAssurance Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2005


10. EARNINGS PER SHARE

     The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts are in thousands, except per share data):

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                               ------------ -------------
                                                                                  2005          2004
                                                                               ------------ -------------

       Basic earnings per share calculation:
          Numerator:
          Net income                                                              $21,937      $15,981
                                                                               ============ =============

          Denominator:
          Weighted average number of common shares outstanding                     29,217       29,118
                                                                               ============ =============

          Basic earnings per share:                                               $  0.75      $  0.55
                                                                               ============ =============

       Diluted earnings per share calculation:
          Numerator:
          Net income                                                              $21,937      $15,981
          Effect of assumed conversion of contingently convertible debt
            instruments                                                               742          742
                                                                               ------------ -------------
          Net income - diluted computation                                        $22,679      $16,723
                                                                               ============ =============

          Denominator:
          Weighted average number of common shares outstanding                     29,217       29,118
          Assumed conversion of dilutive stock options and awards                     281          243
          Assumed conversion of contingently convertible debt instruments           2,572        2,572
                                                                               ------------ -------------

          Diluted weighted average equivalent shares                               32,070       31,933
                                                                               ============ =============

          Diluted earnings per share:                                             $  0.71      $  0.52
                                                                               ============ =============


     In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Options are not dilutive when the exercise price of the option is below the average share price during the quarter. During the three-month periods ending March 31, 2005 and 2004 certain of ProAssurance's outstanding options were not considered to be dilutive, because the exercise price of the options was below the average ProAssurance share price during the quarter. The number of options not considered to be dilutive during the periods ended March 31, 2005, and 2004 is approximately 310,000 and 238,000, respectively.

     ProAssurance has implemented the consensus reached in EITF 04-8 and has assumed conversion of its outstanding convertible debt in the computation of diluted earnings per share for the three-month periods ended March 31, 2005 and 2004. Prior to implementation of EITF 04-8 in the fourth quarter of 2004, ProAssurance did not assume conversion of its convertible debt in the computation of diluted earnings per share and previously reported diluted earnings per share for the three-month period ending March 31, 2004 as $0.54.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005



11. PROPOSED MERGER

     On February 28, 2005 ProAssurance Corporation and NCRIC Group, Inc. (NASDAQ: NCRI) reached an agreement to merge NCRIC into ProAssurance in a $69.6 million, all-stock transaction which values NCRIC at $10.10 per share, based on the closing price of ProAssurance common stock on Friday, February 25, 2005.

     The merger agreement provides that upon completion of the transaction, each share of NCRIC common stock will be exchanged into 0.25 shares of ProAssurance common stock. The merger agreement provides that if the average price of ProAssurance common stock as measured during the ten trading days ending on the date preceding the effective date of the merger is greater than $44.00 per share or less than $36.00 per share, the exchange ratio will be adjusted so that the value assigned to a share of NCRIC common stock will not be greater than $11.00 or less than $9.00.

     The proposed transaction will be submitted to NCRIC Group's stockholders for their consideration. ProAssurance and NCRIC Group filed a registration statement and a proxy statement/prospectus with the SEC on April 19, 2005. The registration statement is not yet effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto accompanying this report and ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2004, which includes a Glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, "we," "us" and "our" refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under "Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.

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

     Management considers the following accounting policies to be critical because they involve significant judgment by management and the effect of those judgments could result in a material effect on the financial statements included herein.

Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve)

     Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserve for losses each year and prepare reports that include recommendations as to the level of such reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserve for losses. Estimating casualty insurance reserves, and particularly professional liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserve for losses are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

Reinsurance

     Our receivable from reinsurers represents our estimate of the amount of our future loss payments that will be recoverable from our reinsurers. These estimates are based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is a percentage of the losses reimbursed under the agreement. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Our estimates of the amounts receivable from and payable to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers is based primarily upon public financial statements and rating agency data. Any adjustments necessary are reflected in then current operations. Due to the size of our receivable from reinsurers, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made. At March 31, 2005, we considered all of our receivables from reinsurers to be collectible.

     We evaluate each of our ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At March 31, 2005 all such ceded contracts are accounted for as risk transferring contracts.


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

     Within our operating subsidiaries our primary need for liquidity is to pay losses and operating expenses in the ordinary course of business. Our operating activities provided positive cash flow of $97.5 million for the three months ended March 31, 2005 as compared to $94.7 million for the three months ended March 31, 2004. In both periods, the primary sources of our operating cash flows are net investment income and the excess of premiums collected over net losses paid and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. A general measure of this timing delay is the paid loss ratio, which is computed by dividing paid losses for the period by net earned premium. Our paid loss ratios for the three months ended March 31, 2005 and 2004 are 45% and 52%, respectively.

     We believe that premium adequacy is critical to our long-term liquidity. We continually review rates and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We are unable to predict whether we will continue to receive approval for our rate filings.

     We held cash and cash equivalents of approximately $28.6 million at March 31, 2005 as compared to $30.1 million at December 31, 2004. We transfer most of the cash generated from operations into our investment portfolio.

     At March 31, 2005 our investment in fixed maturity securities of $2.249 billion represented 89% of our total investments. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA+" at March 31, 2005. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at March 31, 2005 is 3.86 years. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates also affect the fair value of our fixed maturity securities. Market interest rates have increased since December 31, 2004 and as a result average bond prices have decreased. On a pre-tax basis, net unrealized gains (losses) related to our available-for-sale fixed maturity securities decreased from a net unrealized gain of $33.9 million at December 31, 2004 to a net unrealized loss of $882,000 at March 31, 2005.

     At March 31, 2005, available-for-sale and trading portfolio equity investments represented approximately 1.3% of our total investments, and approximately 5.5% of our capital. Our equity investments are diversified primarily among domestic growth and value holdings through common and preferred stock.

     We invested an additional $76.9 million in short-term securities during the three months ended March 31, 2005. We anticipate moving most of these funds into fixed maturity securities as our investment managers identify investment opportunities that are consistent with our longer range investment strategy.

     For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

     Our reserves for losses, net of amounts receivable from reinsurers at March 31, 2005 are approximately $1.68 billion, an increase of $61.2 million over net reserves at December 31, 2004. Substantially all of this increase is in our professional liability segment, a long-tailed business. Whenever paid losses are less than incurred losses, reserves will increase; this occurs more frequently in a long-tailed business.

     We use reinsurance to provide capacity to underwrite large limits of liability and to reduce losses of a catastrophic nature in those years in which such losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.

     The effective transfer of risk is dependent on the credit-worthiness of the reinsurer. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

     We have not experienced any significant difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.

Proposed Merger

     On February 28, 2005 ProAssurance Corporation and NCRIC Group, Inc. (NASDAQ: NCRI) (NCRIC) reached an agreement to merge NCRIC into ProAssurance in a $69.6 million, all-stock transaction which values NCRIC at $10.10 per share, based on the closing price of ProAssurance common stock on Friday, February 25, 2005.

     The merger agreement provides that upon completion of the transaction each share of NCRIC common stock will be exchanged into 0.25 ProAssurance common shares. The merger agreement also provides that if the average price of ProAssurance common stock as measured during the ten trading days ending on the date preceding the effective date of the merger is greater than $44.00 per share or less than $36.00 per share the exchange ratio will be adjusted so that the value assigned to a share of NCRIC common stock will not be greater than $11.00 or less than $9.00. The transaction is subject to required regulatory approvals and a vote of NCRIC stockholders and is expected to close early in the third quarter of 2005.

     The proposed transaction will be submitted to NCRIC stockholders for their consideration. ProAssurance and NCRIC filed a registration statement and a proxy statement/prospectus with the Securities and Exchange Commission (SEC) on April 19, 2005 which is not yet effective. For more information regarding the proposed merger refer to the registration statement. We make available all of the reports that we file with the SEC on our web site, HTTP://WWW.PROASSURANCE.COM, for at least one year after filing.

Off Balance Sheet Arrangements/Guarantees

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

     Our Subordinated Debentures are payable to Trusts and are included in our condensed consolidated financial statements as long-term debt. We have issued guarantees that amounts paid to the Trusts related to the Subordinated Debentures will subsequently be remitted to the holders of the TPS. The amounts guaranteed are not expected to at any time exceed our obligations under the Subordinated Debentures, and we have not recorded any additional liability related to the TPS or the guarantee.

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

     The professional liability segment is our largest segment and contributed more than 74% of our total revenues during each of the three-month periods ended March 31, 2005 and 2004 and held approximately 83% of total assets at March 31, 2005. Approximately 96% of our net loss reserves at March 31, 2005 are professional liability reserves. This segment principally provides liability insurance for providers of health care services in the South and Midwest. The principal operating insurance subsidiaries of this segment are: The Medical Assurance Company, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc. We also write professional liability insurance through Woodbrook Casualty Insurance Inc. (formerly Medical Assurance of West Virginia, Inc.).

     Our personal lines segment provides personal property and casualty insurance primarily to members of the educational community and their families principally in the state of Michigan. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company.

     Revenues and expenses are attributable to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt issued by the parent. Operating results by segment for the three-month periods ended March 31, 2005 and 2004 are summarized below.



                                              Three Months Ended
                                                  March 31           Increase
                                           ------------------------
                                               2005         2004     (Decrease)
                                           -------------------------------------
                                                      In thousands
      Income before income taxes:
           Professional Liability Segment     $21,182      $10,856     $10,326
           Personal Lines Segment              10,638       10,856        (218)
           Corporate (not attributed to
             segments)                         (1,585)        (388)     (1,197)
                                           ------------ ----------- ------------

                             Consolidated     $30,235      $21,324     $ 8,911
                                            ============ =========== ===========

     Our professional liability segment operates in a challenging environment. Medical malpractice loss and loss adjustment costs have increased significantly in recent years. In response, we have implemented rate increases in all states, even when this has resulted in non-renewal of business. We have been more selective in our underwriting criteria and have elected to non-renew business that we did not expect to write profitably. At the same time, we have also worked to contain losses and to improve operating efficiencies. These combined efforts have enabled us to significantly improve the underwriting results of this segment.

     Beginning in mid-2000 medical professional liability losses throughout the United States proved to be higher than insurers anticipated, thus insurers found that both their rates and their reserves were inadequate. Some competitors were forced out of business by regulators; some chose to no longer offer medical professional liability coverages. Most remaining carriers increased their rates and as rate adequacy and profitability improved within the industry, competition in our markets increased. In some states, price competition is making it more difficult to generate new business that meets our criteria for profitability.

     Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected several years before the related losses are paid. We also consider total return and our ability to realize net investment (capital) gains in the execution of our investment strategy. Our strategy changes as market and economic conditions change. The realization of investment (capital) gains or losses is therefore not predictable; however, such gains or losses can have a substantial effect on our revenues in the periods in which they occur.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Selected financial data for each period is summarized in the table below.

                                                                  Three Months Ended March 31        Increase
                                                                     2005             2004          (Decrease)
                                                                ---------------- ---------------- ----------------
                                                                                 $ In Thousands
   Revenues:
      Gross premiums written                                       $ 215,658        $ 218,726         $(3,068)
                                                                ================ ================ ================
      Net premiums written                                         $ 196,420        $ 195,462         $   958
                                                                ================ ================ ================

      Premiums earned                                              $ 194,103        $ 188,528         $ 5,575
      Premiums ceded                                                 (19,923)         (20,686)            763
                                                                ---------------- ---------------- ----------------
      Net premiums earned                                            174,180          167,842           6,338
      Net investment income                                           25,422           19,851           5,571
      Net realized investment gains (losses)                             942            3,657          (2,715)
      Other income                                                     1,646            1,010             636
                                                                ---------------- ---------------- ----------------

   Total revenues                                                    202,190          192,360           9,830
                                                                ---------------- ---------------- ----------------

   Expenses:
      Losses and loss adjustment expenses                            155,220          152,673           2,547
      Reinsurance recoveries                                         (16,004)         (10,753)         (5,251)
                                                                ---------------- ---------------- ----------------
      Net losses and loss adjustment expenses                        139,216          141,920          (2,704)
      Underwriting, acquisition and insurance expenses                30,603           27,973           2,630
      Interest expense                                                 2,136            1,143             993
                                                                ---------------- ---------------- ----------------

   Total expenses                                                    171,955          171,036             919
                                                                ---------------- ---------------- ----------------


   Income before income taxes                                         30,235           21,324           8,911

   Income taxes (benefit)                                              8,298            5,343           2,955
                                                                ---------------- ---------------- ----------------

   Net Income                                                      $  21,937        $  15,981         $ 5,956
                                                                ================ ================ ================


   Net loss ratio                                                       79.9%            84.6%           (4.7)%
   Underwriting expense ratio                                           17.6%            16.7%            0.9%
                                                                ---------------- ---------------- ----------------
   Combined ratio                                                       97.5%           101.3%           (3.8)%
   Less: Investment income ratio                                        14.6%            11.8%            2.8%
                                                                ---------------- ---------------- ----------------
   Operating ratio                                                      82.9%            89.5%           (6.6)%
                                                                ================ ================ ================

   Return on equity*                                                    14.4%            11.4%            3.0%
                                                                ================ ================ ================


     * Net income, annualized, divided by the average of beginning and ending stockholders' equity.


     We measure performance in a number of ways, but particularly focus on the combined ratio and investment returns which directly affect our return on equity
(ROE). We target a return on equity of 12% to 14%.

     Our earnings are almost entirely derived from the operations of our insurance subsidiaries. We manage our insurance operations at a segment level because of the differing operating characteristics of each segment. We believe that a focus on premium adequacy, selective underwriting and effective claims management is required if we are to achieve our ROE targets and we closely monitor premium revenues, losses and loss adjustment costs, and acquisition, underwriting and insurance expenses at the segment level.

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

     The 2005 increase in our annualized ROE is primarily attributable to our success in reducing our net loss ratio. The improvement in the professional liability ratio had a pronounced effect on ROE since three fourths of our consolidated earned premiums are attributable to this segment.

     Our 2005 operating results also benefited from additional investment income earned as a result of the growth in our invested assets.

Premiums

Gross Premiums Written

                                     Three Months Ended March 31       Increase     Increase
                                         2005           2004         (Decrease)    (Decrease)
                                     -------------- -------------- -------------- --------------
                                                   In thousands                         %
Gross premiums written:
   Professional liability              $ 163,397      $ 169,737       $(6,340)       (3.7%)
   Personal lines                         52,261         48,989         3,272         6.7%
                                     -------------- -------------- --------------
                                       $ 215,658      $ 218,726       $(3,068)       (1.4%)
                                      ============== ============== ==============


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

     The modest decline in professional liability premiums is a combination of several factors. On the positive side, we renewed approximately 86% of our expiring physician premiums as compared to 83% in the first quarter of 2004 and the renewed policies are at rates that are approximately 12% higher, on average, than a year ago. Offsetting these improvements was a decline in the amount of tail premiums written during the quarter. Tail premiums generally decline as renewal rates increase. Tail policies are offered to physicians that are discontinuing their claims-made coverage with us, and the amount of tail premium written in any period can and does vary widely. During the past two years tail premiums have ranged from $4.9 million to $15.2 million per quarter.

     Personal lines premium revenues are almost entirely comprised of auto and homeowners premiums with auto premiums representing 83% of 2005 written premiums and 84% of 2004 written premiums. During the three months ended March 31, 2005 auto premiums increased by $2.2 million while homeowner premiums grew by $1.0 million. The growth of auto premiums is primarily attributable to increases in the value of insured autos, although average rates and the number of autos insured also increased slightly. The growth in homeowner premiums is largely due to an increase in the number of insured homes, but also reflects higher rates and increased home values.

Premiums Earned

                                      Three Months Ended  31    Increase     Increase
                                        2005         2004       (Decrease)  (Decrease)
                                   ------------- ------------ ------------ -------------
                                                In thousands                     %
Premiums earned:
   Professional liability            $ 140,002     $ 138,424     $  1,578       1.1%
   Personal lines                       54,101        50,104        3,997       8.0%
                                   ------------- ------------ ------------
                                     $ 194,103     $ 188,528     $  5,575       3.0%
                                   ============= ============ ============



     Premiums are generally earned pro rata over the entire policy period after the policy is written. Policies other than auto policies generally carry a policy period of one-year; auto policies typically carry a six-month policy period. Professional liability tail policies are 100% earned in the period written because the policies insure only incidents that occurred in prior periods.

     The increase in 2005 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2005 and 2004, reduced by lower tail premiums written in 2005 as discussed in the section on premiums written.


Premiums ceded

                                       Three Months Ended 31    Increase     Increase
                                        2005         2004       (Decrease)  (Decrease)
                                   ------------- ------------ ------------ -------------
                                                In thousands                     %
Premiums ceded:
   Professional liability             $ 12,729      $ 14,867    $ (2,138)     (14.4%)
   Personal lines                        7,194         5,819       1,375       23.6%
                                   ------------- ------------ ------------
                                      $ 19,923      $ 20,686    $   (763)      (3.7%)
                                   ============= ============ ============


     Premiums ceded represent the portion of earned premiums that we must ultimately pay to our reinsurers for their assumption of a portion of our losses.

     Professional liability ceded premiums have decreased primarily because fewer insureds are purchasing policies with coverage limits in excess of our retention limits. As a result, premiums ceded have declined.

     Personal lines premiums ceded primarily increased because of a significant rise in the per vehicle assessment charged by the Michigan Catastrophic Claims Association, and also as a result of growth in the volume of premiums written.

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

     The following table summarizes net losses and net loss ratios for the three months ended March 31, 2005 and 2004 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

                                                                                                  Net Loss
                                              MARCH 31, 2005               March 31, 2004           Ratio
                                          -----------------------      ----------------------    ------------
                                                        NET LOSS                    Net Loss      Increase
                                           NET LOSSES     RATIO        Net Losses     Ratio      (Decrease)
                                          ------------ ----------      ------------ ---------    ------------
                                                      In thousands except percentage amounts


       Net losses - calendar year
            Professional liability          $110,450      86.8%           $115,206      93.2%        (6.4%)
            Personal lines                    28,766      61.3%             26,714      60.3%         1.0%
                                          ------------                 ------------
                                            $139,216      79.9%           $141,920      84.6%        (4.7%)
                                          ============                 ============
       Net losses - current accident
         year
            Professional liability         $ 110,450      86.8%           $115,206      93.2%        (6.4%)
            Personal lines                    30,969      66.0%             29,208      65.9%         0.1%
                                          ------------                 ------------
                                            $141,419      81.2%           $144,414      86.0%        (4.8%)
                                          ============                 ============
       Favorable change in prior
         accident year losses:
            Professional liability          $     -        0.0%           $     -        0.0%         0.0%
            Personal lines                    (2,203)     (4.7%)            (2,494)     (5.6%)        0.9%
                                          ------------                 -----------
                                            $ (2,203)     (1.3%)          $ (2,494)     (1.4%)        0.1%
                                          ============                 ============


     Professional liability current accident year net loss ratios are lower in 2005 than in 2004 primarily because loss costs, while continuing to increase, have increased at a slower pace than premium rates.

     ProAssurance experienced $2.2 million of favorable development in the personal lines segment during the quarter. This favorable development is primarily the result of actual loss experience indicating better than anticipated loss costs in the auto liability line. This development was most pronounced in the 2004 accident year and to a lesser extent in the 2003 accident year.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

     Net investment income is primarily derived from the interest income earned by our fixed maturity securities and includes interest income from short-term and cash equivalent investments, dividend income from equity securities, earnings from limited partnerships, increases in the cash surrender value of business owned executive life insurance contracts, and rental income earned by our commercial real estate holdings. Investment fees and expenses and real estate expenses are deducted from investment income.

                                                                                   %
                                                                  Increase     Increase
                                           2005         2004     (Decrease)   (Decrease)
                                        ------------ ----------- ------------ ------------
                                             In thousands except percentage amounts

Net investment income:
     Professional liability               $21,913      $17,300     $ 4,613       26.7%
     Personal lines                         3,016        2,506         510       20.4%
     Not attributed to segments               493           45         448     >100.0%
                                        ------------ ----------- ------------
                                          $25,422      $19,851     $ 5,571       28.1%
                                        ============ =========== ============


     The increase in our net investment income in 2005 as compared to 2004 is due both to higher average invested funds and improved yields. Market interest rates began to increase in mid-2004, allowing new and matured funds to be invested at higher rates. Changes in the asset mix of the portfolio have also helped to improve the after-tax yield of the portfolio. We increased the proportion of the portfolio that is invested in tax-exempt securities because of the higher after-tax yields available on these securities. Our average income yield, on a consolidated basis, was 4.1% for the three months ended March 31, 2005 as compared to 4.0% for the three months ended March 31, 2004. Our average tax equivalent income yield on a consolidated basis was 4.7% for the three months ended March 31, 2005 as compared to 4.4% for the three months ended March 31, 2004.

     Investment income is a more substantial revenue source for our professional liability segment because professional liability premiums are generally collected some years before the related losses are paid. In our personal lines segment, the length of time between the collection of premiums and the settlement of claims is generally short. The positive cash flow generated by our insurance operations during 2004 significantly increased average invested funds and the related net investment income. Personal lines investment income has also increased due to higher average invested funds; however, the improvement is less pronounced in this segment.

     The components of net realized investment gains are shown in the following table.



                                                  Three Months Ended
                                                       March 31
                                                  2005           2004
                                               ------------- ------------
                                                     In thousands
      Net gains from sales                       $1,324        $ 2,939
      Other-than-temporary impairment losses       (344)            -
      Trading portfolio gains (losses)              (38)           718
                                               ------------- ------------
      Net realized investment gains              $   942       $ 3,657
                                               ============= ============

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

     Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, and facility costs. Underwriting acquisition and insurance expenses increased in 2005 in both segments.

                                                                                           Expense Ratio
                                                                               --------------------------------------
                                        Three Months Ended                        Three Months Ended
                                             March 31            Increase              March 31            Increase
                                         2005         2004     (Decrease)         2005         2004       (Decrease)
                                     ------------ ------------ -----------     ------------ ------------ ------------
                                                 In thousands
Underwriting, acquisition and
  insurance expenses:
     Professional liability           $  19,726    $  18,144     $ 1,582           15.5%        14.7%         0.8%
     Personal lines                      10,877        9,829       1,048           23.2%        22.2%         1.0%
                                     ------------ ------------ -----------
                                      $  30,603    $  27,973     $ 2,630           17.6%        16.7%         0.9%
                                     ============ ============ ===========

     Guaranty fund assessments were approximately $97,000 for the three months ended March 31, 2005 as compared to approximately $284,000 for the three months ended March 31, 2004.

INTEREST EXPENSE

     Interest expense increased for the three months ended March 31, 2005 as compared to the same period in 2004 primarily because the average amount of debt outstanding was higher in 2005. During the three months ended March 31, 2004 our only outstanding debt was our Convertible Debentures. We increased our debt in April and May of 2004, when we issued Subordinated Debentures of $46.5 million.

TAXES

     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

                                                  Three Months Ended
                                                       March 31
                                                    2005        2004
                                                  ---------- -----------

                    Statutory rate                   35%        35%
                    Tax-exempt income                (9%)       (7%)
                    Other                             1%        (3%)
                                                  ---------- -----------
                    Effective tax rate               27%        25%
                                                  ========== ===========

RECENT ACCOUNTING PRONOUNCEMENTS AND GUIDANCE

ACCOUNTING CHANGES

     In late 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under current SEC rules, we are required to adopt this statement no later than January 1, 2006. ProAssurance plans to adopt SFAS 123(R) using the "modified prospective" method permitted by the statement.

     Under the "modified prospective" method stock based compensation is recognized (a) under the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and (b) under the requirements of SFAS 123 for all non-vested share-based payments granted prior to the adoption of SFAS 123(R).

     As permitted by SFAS 123, ProAssurance currently accounts for stock options awarded to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost related to such awards. SFAS 123(R) differs from SFAS 123 in several key computational areas, and implementation of SFAS 123(R) will require ProAssurance to select among various assumptions in order to perform the computations required under SFAS 123(R). Those assumptions have not yet been selected, thus the effect that SFAS 123(R) would have had on prior periods has not been computed. The effect of adoption of SFAS 123(R) on future operating results cannot be predicted at this time because the effect will depend on the levels of share-based payments granted in the future and the methods and assumptions used to determine the fair value of those share-based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

     In the fourth quarter of 2004, ProAssurance implemented the FASB's September, 2004 consensus regarding Issue 04-08-"Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-8"). Under the new guidance, issuers of contingently convertible (Co-Co) debt instruments must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. Prior to implementation of EITF 04-8, ProAssurance followed commonly accepted interpretations of SAFS 128, "Earnings Per Share" and did not include the potential Co-Co shares in its diluted earnings per share computations because the market price contingency had not been met. In accordance with EITF 04-8 diluted earnings per share for the three months ended March 31, 2004 has been restated; the restatement reduced previously reported diluted earning per share by $0.02.

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

     As of March 31, 2005, our fair value investment in fixed maturity securities was $2,249 million. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.


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

                                                           MARCH 31, 2005                    December 31, 2004
-----------------------------------------------------------------------------------------------------------------
                                               PORTFOLIO     CHANGE IN      MODIFIED      Portfolio      Modified
                                                 VALUE         VALUE        DURATION        Value        Duration
Interest Rates                                 $ MILLIONS    $ MILLIONS       YEARS       $ Millions      Years
-----------------------------------------------------------------------------------------------------------------
200 basis point rise                             $2,073         $(176)         4.13         $2,082          4.11
100 basis point rise                             $2,161         $ (88)         4.04         $2,170          4.00
Current rate *                                   $2,249         $  -           3.86         $2,258          3.81
100 basis point decline                          $2,336         $  87          3.68         $2,344          3.70
200 basis point decline                          $2,422         $ 173          3.65         $2,434          3.79

*Current rates are as of March 31, 2005 and December 31, 2004


     At March 31, 2005, the fair value of our investment in preferred stocks was $15.5 million, including net unrealized gains of $83 thousand. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

     ProAssurance's cash and short-term investment portfolio at March 31, 2005 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

     As of March 31, 2005, 99.1% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.


Equity Price Risk

     At March 31, 2005 the fair value of our investment in common stocks was $18.1 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.98. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the S&P 500 Index increased or decreased in value by 10%, the fair value of our investment in common equities would be expected to increase or decrease, respectively, by 9.8% or $1.8 million. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase to $19.9 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease in the fair value of these securities to $16.3 million. The selected hypothetical changes of plus or minus 10% does not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.


ITEM 4. CONTROLS AND PROCEDURES

     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

     During the quarter ended March 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                2.1 Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc. and NCP Merger Corporation, dated
                      February 28, 2005.*

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


               *Previously filed as an exhibit to ProAssurance's Current Report on Form 8-K for event occurring March 3, 2005 and incorporated herein by reference pursuant to SEC Rule 12b-32.

          (b)   Reports on Form 8-K.

               ProAssurance filed a Current Report on Form 8-K on January 28, 2005 that furnished the information publicly released on January 27, 2005 regarding its treatment of contingent convertible securities in its 2004 earnings per share calculations, in compliance with EITF 04-8.


               ProAssurance filed a Current Report on Form 8-K on February 23, 2005 that furnished the information publicly released on that same day announcing its financial results for the quarter and year ended December 31, 2004.


               ProAssurance filed a Current Report on Form 8-K on February 28, 2005 that furnished the information publicly released on that same day announcing that ProAssurance has entered into an agreement that provides for NCRIC Group to be merged into ProAssurance in an all-stock transaction.


               ProAssurance filed a Current Report on Form 8-K on March 1, 2005 that furnished clarification of information publicly released on February 28, 2005 during the conference call held that day concerning anticipated accretion of ProAssurance's book value and earnings per share as the result of the proposed merger with NCRIC.


               ProAssurance filed a Current Report on Form 8-K on March 3, 2005 that provided notification that it had entered into the merger agreement with NCRIC and included that agreement as an exhibit to the Form 8-K.


               ProAssurance filed a Current Report on Form 8-K on March 7, 2005 that furnished the presentation materials publicly used on that same day in an investor conference.


               ProAssurance filed a Current Report on Form 8-K on March 8, 2005 that furnished the presentation materials publicly used on that same day in an investor conference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PROASSURANCE CORPORATION

May 10, 2005
                      /s/ Edward L. Rand, Jr.
                      --------------------------------------------------
                      Edward L. Rand, Jr., Chief Financial Officer
                      (Duly authorized officer and principal financial officer)