Form 10-K/A
period 2004-12-31
PROASSURANCE CORP
filed 2005-06-13
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-K/A

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2004, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________.

Commission file number: 001-16533

ProAssurance Corporation

(Exact name of registrant as specified in its charter)

Delaware	63-1261433
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Brookwood Place, Birmingham, AL	35209
(Address of principal executive offices)	(Zip Code)

(205) 877-4400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

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

This amendment to the Annual Report on Form 10K of ProAssurance Corporation (the “Registrant”) for the year ended December 31, 2004, is filed in response to comments of the staff of the Securities and Exchange Commission made in its comment letter dated May 3, 2005.

Item 1 has been revised to reflect the change of name of Medical Assurance of West Virginia, Inc. to Woodbrook Casualty Insurance, Inc.

Executive Officers of ProAssurance Corporation has been revised to reflect executive officer changes that took place after the filing of the original Form 10K.

Item 7 has been revised to include additional information regarding our investment policies and activities, contractual obligations, and loss costs and reserves.

Items 10-14 have been revised to reflect the date of filing our definitive proxy statement.

Item 15(a) has been revised to include revised financial statements that include additional information in Note 4 of the Notes to Consolidated Financial Statements.

Item 15(b) has been revised to refer to an updated Consent of Ernst & Young LLP.

PART I

ITEM 1. BUSINESS

GENERAL

     We are a holding company for specialty property and casualty insurance companies focused on the professional liability and the personal lines insurance markets. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.”

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

     Our Board of Directors has adopted a Policy Regarding Determination of Director Independence, including categorical standards to assist in determining independence, has amended the charter of our Audit Committee and has adopted charters for our Compensation and Nominating/Corporate Governance Committees as well as our Corporate Governance Principles and our Code of Ethics and Conduct. Copies of all these documents are available on our website at http://www.proassurance.com. Printed copies of our committee charters, Corporate Governance Principles, Code of Ethics and Conduct, and our Policy Regarding Determination of Director Independence may be obtained by writing to: Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail or at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

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

     For the year ended December 31, 2004, we generated $789.7 million of gross premiums written, $696.0 million of net premiums earned and $794.6 million of total revenues. As of December 31, 2004, we had cash and invested assets of $2.5 billion, total assets of $3.2 billion and stockholders’ equity of $611.0 million.

CORPORATE ORGANIZATION AND HISTORY

     We were incorporated in Delaware to serve as the holding company for Medical Assurance, Inc. (Medical Assurance) in connection with its acquisition of Professionals Group, Inc. (Professionals Group) in June 2001. Our core operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, Red Mountain Casualty Insurance Company, Inc., and MEEMIC Insurance Company. We also write a limited amount of professional liability insurance through Woodbrook Casualty Insurance, Inc (F/K/A Medical Assurance of West Virginia, Inc.), which we consider to be a non-core operating subsidiary.

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

	Gross Written Premiums-Years Ended December 31
	($ in thousands)
	Professional Liability
	2004		2003		2002
Ohio	$149,269	26%	$123,205	23%	$91,571	20%
Alabama	111,582	19%	106,437	20%	83,818	18%
Florida	69,899	12%	80,549	15%	71,366	15%
Michigan	45,578	8%	54,727	10%	52,203	11%
Missouri	35,217	6%	33,987	6%	23,786	5%
All other states	162,047	29%	144,418	26%	138,971	31%

Total	$573,592	100%	$543,323	100%	$461,715	100%

	Personal Lines Premiums
	2004		2003		2002
Michigan	$216,068	100%	$196,787	100%	$174,441	100%

     For the year ended December 31, 2004, professional liability produced a combined ratio of 104.8% and personal lines reported a combined ratio of 83.4%.

     A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. However, if investment income is considered, companies writing professional liability insurance may be profitable with combined ratios above 100%. Thus, the combined ratio may not always be indicative of our ultimate results because of the “long-tail” nature of the professional liability business.

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

     On January 29, 2003 MEEMIC Holdings, the parent company of MEEMIC Insurance Company, purchased all of the issued and outstanding shares of its common stock, other than those held by ProAssurance’s subsidiary, ProNational Insurance Company (ProNational). MEEMIC Holdings used its internal funds in the approximate amount of $34.1 million to acquire all of the 1,062,298 shares of its common stock not owned by ProNational, to pay for outstanding options for 120,000 shares, and to pay the expenses of the transaction. The funds were derived from MEEMIC Holdings’ cash and investment resources. As a result of the transaction, MEEMIC Holdings was delisted from the NASDAQ stock market and became a wholly-owned subsidiary of ProNational.

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

PRODUCTS AND SERVICES

     The following table shows Gross Written Premiums for our main lines of business.

	Years Ended December 31
	($ in thousands)
	2004		2003		2002
Medical Professional Liability	$561,907	71%	$531,033	72%	$448,136	70%
Professional Liability-Other(1)	11,685	2%	12,290	1%	13,579	3%
Private Passenger Auto	174,654	22%	161,399	22%	147,168	23%
Personal Lines — Other(2)	41,414	5%	35,388	5%	27,273	4%

	$789,660	100%	$740,110	100%	$636,156	100%

(1)	Includes legal professional liability, workers’ compensation and commercial multi-peril coverages.

(2)	Primarily homeowners coverage, but also includes boat, snowmobile and personal umbrella coverage.

     In professional liability we believe our size, financial strength and flexibility of distribution differentiates us from our competitors. We primarily offer insurance for providers of medical and other healthcare services. Although we generate a majority of our premiums from individual and small group practices, we also insure major physician groups as well as hospitals. While most of our business is written in the standard market, we do offer medical professional liability insurance on an excess and surplus lines basis to healthcare professionals who generally do not qualify for standard coverage because of their claim history or other factors. Red Mountain Casualty Insurance Company, Inc. is the main subsidiary in which this business is written and we believe it provides profitable opportunities to expand our business. We also offer professional office package and workers’ compensation insurance products in connection with our medical professional liability products.

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

     Our marketing is primarily directed to physicians. We generally do not target large physician groups or facilities because of the difficulty in underwriting the individual risks and because their purchasing decision is more focused on price. Our marketing efforts differentiate our professional liability insurance products by emphasizing:

•	excellent claims service and the other services and communications we provide to our customers,

•	the sponsorship of risk management education seminars as an accredited provider of continuing medical education,

•	risk management consultation, loss prevention seminars and other educational programs,

•	legislative oversight and active support of proposed legislation we believe will have a positive effect on liability issues affecting the healthcare industry,

•	the preparation and dissemination of newsletters and other printed material with information of interest to the healthcare industry, and

•	endorsements by, and attendance at meetings of medical societies and related organizations.

     These communications and services have helped us gain exposure among potential insureds and demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds.

     We sell our personal lines coverage through exclusive sales representatives who produce business primarily for MEEMIC. Our representatives are able to sell coverages that MEEMIC does not underwrite. Those policies are written through MEEMIC’s wholly-owned insurance agency; both MEEMIC and our representatives receive compensation from the companies that write those coverages.

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

     In personal lines we rely to a significant degree on information provided by our sales representatives in underwriting risks. The majority of our sales representatives are, or were, teachers. This enhances the sales representatives’ ability to act as field underwriters since they have a general understanding of lifestyles and insurance needs within the educational community. Our underwriters then evaluate and accept applications for insurance submitted by the sales representatives based on underwriting guidelines.

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

RATING AGENCIES

     Our principal insurance subsidiaries are rated “A-” (Excellent) by A.M. Best, its fourth highest category out of 15 categories. Best maintained a “Stable” Outlook on these subsidiaries at December 31, 2004. Standard & Poor’s rates our principal insurance subsidiaries “A-” (Strong), its seventh highest category out of 21 categories, and maintained a “Stable” outlook on the rating at December 31, 2004.

     In developing these ratings, A.M. Best and Standard & Poor’s evaluate an insurer’s ability to meet its obligations to policyholders, and are not directed toward the protection of stockholders. These ratings are neither ratings of securities nor a recommendation to buy, hold or sell any security.

     Our West Virginia-based subsidiary, Woodbrook Casualty Insurance, Inc. (Woodbrook), which accounts for less than two percent of ProAssurance’s book of business, is rated “B” (Fair) by Best with a “Positive” outlook. Best downgraded Woodbrook on December 24, 2003 as a result of our decision to terminate a reinsurance contract between Woodbrook and our Alabama-based subsidiary, The Medical Assurance Company, Inc. Standard & Poor’s downgraded Woodbrook on December 19, 2003 and then withdrew the rating at our request.

     As a result of our proposed transaction with NCRIC, as discussed under “Recent Transactions”, A.M. Best has placed the financial strength rating of ProAssurance Group under review with negative implications. The negative implications signal that the ratings could either remain the same or be downgraded following the completion of the under review process.

COMPETITION

     Competition depends on several factors including pricing, size, name recognition, service quality, market commitment, breadth and flexibility of coverage, method of sale, financial stability and ratings assigned by A.M. Best and Standard & Poor’s. Many of these factors, such as market conditions, the ratings assigned by rating agencies, and regulatory conditions are beyond our control. However, for those factors within our control, such as service quality, market commitment, financial strength and stability, we believe we have competitive strengths that make us a viable competitor in those states where we are currently writing insurance.

     In professional liability we compete with insurance companies and self-insuring entities. Many of the competing companies concentrate on a single state and have an extensive knowledge of the local markets. We also compete with large national insurers that may have greater financial strength and resources than we do.

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

     Given this reduction in capacity and the uncertainty surrounding several writers in the medical professional liability market, we believe there has been a “flight to quality” as insureds place greater emphasis on financial strength and stability. We believe this trend will continue through 2005. However, small competitors, focused on limited pools of risk or geographic areas, are entering the market in a few areas and as a result we cannot be certain how long current market conditions will persist.

     Our personal lines insurance subsidiary operates in a highly competitive market and some of our competitors are substantially larger than we are and have much greater financial, technical and operating resources. Competition depends on several factors including the price and quality of insurance products, the quality and speed of service and claims response, financial strength, sales and marketing capability, technical expertise and ratings assigned by A.M. Best and Standard & Poor’s.

INSURANCE REGULATORY MATTERS

     We are subject to regulation under the insurance and insurance holding company statutes, of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business.

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as medical liability, product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. In addition, these insurance regulators periodically examine each insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations.

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

Insurance Regulation Concerning Change or Acquisition of Control

     The insurance regulatory codes in our operating subsidiaries’ respective domiciliary states each contain similar provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control or possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file an application for approval of the proposed change of control with the relevant insurance regulatory authority.

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

Statutory Accounting and Reporting

     Insurance companies are required to file detailed annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with Statutory Accounting Practices (SAP). Insurance regulators periodically examine each insurer’s financial condition, adherence to SAP, and compliance with insurance department rules and regulations.

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

     Our operating subsidiaries are subject to various state statutory and regulatory restrictions, applicable generally to any insurance company in its state of domicile, which limit the amount of dividends or distributions an insurance company may pay to its stockholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income, as determined in accordance with SAP. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.

     State insurance holding company acts generally require domestic insurers to obtain prior approval of extraordinary dividends. Under the insurance holding company acts governing our principal operating subsidiaries, a dividend is considered to be extraordinary if the combined dividends and distributions to the parent holding company in any 12 month period are more than the greater of either the insurer’s net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.

     If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be a detriment to such insurance company’s policyholders, the regulators may prohibit such payments that would otherwise be permitted without prior approval.

Risk-Based Capital

     In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) specifies risk-based capital (RBC) requirements for property and casualty insurance companies. At December 31, 2004, all of ProAssurance’s insurance subsidiaries exceeded the minimum level and, as a result, no regulatory response or action was required.

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

Shared Markets

     State insurance regulations may force us to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide certain insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. Our operating subsidiaries’ participation in such shared markets or pooling mechanisms is not material to our business at this time.

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

     In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study on the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming some role in the regulation of the insurance industry. Although the federal government does not regulate the business of insurance directly, federal initiatives often affect the insurance business. Current and proposed federal measures that may significantly affect the insurance business include changes in medical patient protection laws such as the “Patients Bill of Rights”, tort reform and environmental laws.

EMPLOYEES

     At December 31, 2004, we employed 632 persons. None of our employees are represented by a labor union. We consider our employee relations to be good.

FORWARD-LOOKING STATEMENTS

     Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are identified by words such as, but not limited to, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and other analogous expressions. Forward-looking statements relating to our business include among other things, statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of our obligations under the debentures, payment of dividends, and other matters. In addition, forward-looking statements may also relate to the proposed merger between ProAssurance and NCRIC Group, Inc. as well as the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the combined company including, without limitation, statements relating to the benefits of the merger, such as future financial and operating results, cost savings, enhanced revenues and the accretion to reported earnings that may be realized from the merger and statements regarding certain of ProAssurance’s and/or NCRIC’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance.

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

     Risks that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

•	underwriting losses on the risks we insure are higher or lower than expected,

•	unexpected changes in loss trends and reserving assumptions which might require the reevaluation of the liability for loss and loss adjustment expenses, thus resulting in an increase or decrease in the liability and a corresponding adjustment to earnings,

•	our ability to retain current business, acquire new business, expand product lines and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive and market conditions which may be beyond our control and are thus difficult or impossible to predict,

•	changes in the interest rate environment and/or the securities markets that adversely impact the fair value of our investments or our income,

•	inability on our part to achieve continued growth through expansion into other states or through acquisitions or business combinations,

•	general economic conditions that are worse than anticipated,

•	inability on our part to obtain regulatory approval of, or to implement, premium rate increases,

•	the effects of weather-related events,

•	changes in the legal system, including retroactively applied decisions that affect the frequency and severity of claims,

•	significantly increased competition among insurance providers and related pricing weaknesses in some markets,

•	changes in the availability, cost, quality or collectibility of reinsurance,

•	changes to our ratings by rating agencies,

•	regulatory and legislative actions or decisions that adversely affect us, and

•	our ability to utilize loss carryforwards and other deferred tax assets.

Risks that could adversely affect our proposed transaction with NCRIC include but are not limited to the following:

•	the business of ProAssurance and NCRIC may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the cost savings from the merger may not be fully realized or may take longer to realize than expected;

•	operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;

•	governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;

•	there may be restrictions on our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations; and

•	the stockholders of NCRIC may fail to approve the merger.

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

Accident year	The accounting period in which an insured event becomes a liability of the insurer.

Admitted company; admitted basis	An insurance company licensed and authorized to do business in a particular state. An admitted company doing business in a state is said to operate on “an admitted basis” and is subject to all state insurance laws and regulations pertaining to its operations. (See: Non-admitted company)

Adverse selection	The tendency of those exposed to a higher risk to seek more insurance coverage than those at a lower risk. Insurers react either by charging higher premiums or not insuring at all, as in the case of floods. Adverse selection can be seen as concentrating risk instead of spreading it.

Agent	An individual or firm that represents an insurer under a contractual or employment agreement for the purpose of selling insurance. There are two types of agents:
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

Alternative markets	Mechanisms used to fund self-insurance. This includes captives, which are insurers owned by one or more non-insurers to provide owners with coverage. Risk-retention groups, formed by members of similar professions or businesses to obtain liability insurance, are also a form of self-insurance.

Assets; admitted; non-admitted	Property owned, in this case by an insurance company, including stocks, bonds, and real estate. Because insurance accounting is concerned with solvency and the ability to pay claims, insurance regulators require a conservative valuation of assets, prohibiting insurance companies from listing assets on their balance sheets whose values are uncertain, such as furniture, fixtures, debit balances, and accounts receivable that are more than 90 days past due (these are non-admitted assets). Admitted assets are those assets that can be easily sold in the event of liquidation or borrowed against, and receivables for which payment can be reasonably anticipated.

Broker	An intermediary between a customer and an insurance company. Brokers typically search the market for coverage appropriate to their clients and they usually sell commercial, not personal, insurance. Brokers are compensated by the insureds on whose behalf they are working. With respect to a given insurer, a broker is not an agent. (See: Agent)

Bulk reserves	Reserves for losses that have occurred but have not been reported as well as anticipated changes to losses on reported claims. Bulk reserves are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported and incurred but not reported claims, including amounts already paid. (See: Case Reserves)

Capacity	For an individual insurer, the maximum amount of premium or risk it can underwrite based on its financial condition. The adequacy of an insurer’s capital relative to its exposure to loss is an important measure of solvency.

Capital	Stockholder’s equity (for publicly-traded insurance companies) and policyholders’ surplus (for mutual insurance companies). Capital adequacy is linked to the riskiness of an insurer’s business. (See: Risk-Based Capital, Surplus, Solvency)

Case reserves	Reserves for future losses for reported claims as established by an insurer’s claims department.

Casualty insurance	Insurance which is primarily concerned with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. (See: Professional liability insurance, Medical professional liability insurance)

Catastrophe	Term used for statistical recording purposes to refer to a single incident or a series of closely related incidents causing severe insured property losses totaling more than a given amount.

Catastrophe Reinsurance	Reinsurance (insurance for insurers) for catastrophic losses.

Cede, cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claims-made policy; coverage	A form of insurance that pays claims presented to the insurer during the term of the policy or within a specific term after its expiration. It limits liability insurers’ exposure to unknown future liabilities. Under a claims-made policy, an insured event becomes a liability when the event is first reported to the insurer.

Combined ratio	The sum of the underwriting expense ratio and net loss ratio, determined in accordance with either statutory accounting principles (SAP) or GAAP.

Commission	Fee paid to an agent or insurance salesperson as a percentage of the policy premium. The percentage varies widely depending on coverage, the insurer, and the marketing methods.

Direct premiums written	Premiums charged by an insurer for the policies that it underwrites, excluding any premiums that it receives as a reinsurer.

Direct writer(s)	Insurance companies that sell directly to the public using exclusive agents or their own employees.

Domestic insurance company	Term used by a state to refer to any company incorporated there.

Excess & Surplus Lines; Surplus lines	Property/casualty insurance coverage that isn’t generally available from insurers licensed in the state (See: Admitted companies) and must be purchased from a “non-admitted company”. Examples include risks of an unusual nature that require greater flexibility in policy terms and conditions than exist in standard forms or where the highest rates allowed by state regulators are considered inadequate by admitted companies. Laws governing surplus lines vary by state.

Excess coverage; excess limits	An insurance policy that provides coverage limits above another policy with similar coverage terms, or above a self-insured amount.

Extended Reporting Endorsement	Also known as a “tail policy” or “tail premium.” Tail coverage provides protection for future claims filed after a claims-made policy has lapsed. Typically requires payment of an additional premium, the “tail premium.” “Tail coverage” may also be granted if the insured becomes disabled, dies or permanently retired from the covered occupation (i.e., the practice of medicine in medical liability policies.)

Facultative reinsurance	A generic term describing reinsurance where the reinsurer assumes all or a portion of a single risk. Each risk is separately evaluated and each contract is separately negotiated by the reinsurer.

Frequency	Number of times a loss occurs per unit of risk or exposure. One of the criteria used in calculating premium rates.

Front, fronting	A procedure in which a primary insurer acts as the insurer of record by issuing a policy, but then passes all or virtually all of the risk to a reinsurer in exchange for a commission. Often, the fronting insurer is licensed to do business in a state or country where the risk is located, but the reinsurer is not. The reinsurer in this scenario is often a captive or an independent insurance company that cannot sell insurance directly in a particular country.

Gross premiums written	Total premiums for direct insurance written and assumed reinsurance during a given period. The sum of direct and assumed premiums written.

Guaranty Fund; assessment(s)	The mechanism by which solvent insurers ensure that some of the policyholder and third party claims against insurance companies that fail are paid. Such funds are required in all 50 states, the District of Columbia and Puerto Rico, but the type and amount of claim covered by the fund varies from state to state.

Homeowners insurance	The typical homeowners insurance policy covers the house, the garage and other structures on the property, as well as personal possessions inside the house such as furniture, appliances and clothing, against a wide variety of perils including windstorms, fire and theft. The extent of the perils covered depends on the type of policy. An all-risk policy offers the broadest coverage. This covers all perils except those specifically excluded in the policy.

Incurred but not reported (IBNR)	Actuarially estimated reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including unknown future developments on losses which are known to the insurer or reinsurer. Insurance companies regularly adjust reserves for such losses as new information becomes available.

Incurred losses	Losses covered by the insurer within a fixed period, whether or not adjusted or paid during the same period, plus changes in the estimated value of losses from prior periods.

Insolvent; insolvency	Insurer’s inability to pay debts. Typically the first sign of problems is inability to pass the financial tests regulators administer as a routine procedure. (See: Risk-based capital)

Investment income	Income generated by the investment of assets. Insurers have two sources of income, underwriting (premiums less claims and expenses) and investment income.

Liability insurance	A line of casualty insurance for amounts a policyholder is legally obligated to pay because of bodily injury or property damage caused to another person. (See: Casualty insurance, Professional liability insurance, Medical professional liability insurance)

Limits	Maximum amount of insurance that can be paid for a covered loss.

Long-tail; short-tail	The long period of time between collecting the premium for insuring a risk and the ultimate payment of losses. This allows insurance companies to invest the premiums until losses are paid, thus producing a higher level of invested assets and investment income as compared to other lines of property and casualty business. Medical professional liability is considered a

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

Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss costs	The portion of an insurance rate used to cover claims and the costs of adjusting claims. Insurance companies typically determine their rates by estimating their future loss costs and adding a provision for expenses, profit, and contingencies.

Loss ratio	Percentage of each premium dollar an insurer spends on claims.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. They represent a liability on the insurer’s balance sheet.

Medical professional liability insurance	Insurance against the legal liability of an insured (and against loss, damage or expense incidental to a claim of such liability) arising out of death, injury or disablement of a person as the result of negligent deviation from the standard of care or other misconduct in rendering professional service.

NAIC	The National Association of Insurance Commissioners is the organization of insurance regulators from the 50 states, the District of Columbia and the four U.S. territories. The NAIC provides a forum for the development of uniform policy when uniformity is appropriate.

Net loss ratio	The net loss ratio measures the ratio of net losses to earned premiums determined in accordance with SAP or GAAP.

Net premium earned	The portion of net premium written that is recognized for accounting purposes as income during a particular period. Equal to net premiums written plus the change in net unearned premiums during the period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Non-admitted company; basis	Insurers licensed in some states, but not others. States where an insurer is not licensed call that insurer “non-admitted.” Non-admitted companies sell coverage that is unavailable from licensed insurers within a state and are generally exempt from most state laws and regulations related to rates and coverages. Policyholders of such companies generally do not have the same degree of consumer protection and financial recourse as policyholders of admitted companies. Non-admitted companies are said to operate on a “non-admitted” basis.

Occurrence policy; coverage	Insurance that pays claims arising out of incidents that occur during the policy term, even if they are filed many years later. Under an occurrence policy the insured event becomes a liability when the event takes place.

Operating ratio	The operating ratio is the combined ratio, less the ratio of investment income (exclusive of realized gains and losses) to net earned premiums, if determined in accordance with GAAP. While the combined ratio strictly measures underwriting profitability, the operating ratio incorporates the effect of investment income.

Personal lines insurance	Property and casualty insurance written for an individual and on the personal and real property of an individual such as homeowners insurance and personal automobile insurance.

Policy	A written contract for insurance between an insurance company and policyholder stating details of coverage.

Premium	The price of an insurance policy, typically charged annually or semiannually.

Premiums written	The total premiums on all policies written by an insurer during a specified period of time, regardless of what portions have been earned.

Premium tax	A state tax on premiums for policies issued in the state, paid by insurers.

Primary Company	In a reinsurance transaction, the insurance company that is reinsured.

Professional liability insurance	Covers professionals for negligence and errors or omissions that cause injury or economic loss to their clients. (See: Casualty insurance, Liability insurance, Medical professional liability insurance)

Property/casualty insurance	Covers damage to or loss of policyholders’ property and legal liability for damages caused to other people or their property.

Rate	The cost of insurance for a specific unit of exposure, such as for one physician. Rates are based on historical loss experience for similar risks and may be regulated by state insurance offices.

Rating agencies	These agencies assess insurers’ financial strength and viability to meet claims obligations. Some of the factors considered include company earnings, capital adequacy, operating leverage, liquidity, investment performance, reinsurance programs, and management ability, integrity and experience. A high financial rating is not the same as a high consumer satisfaction rating.

Reinsurance	Insurance bought by insurance companies. In a reinsurance contract the reinsurer agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurers may have their own reinsurers, called retrocessionaires. Reinsurers don’t pay policyholder claims. Instead, they reimburse insurers for claims paid.

Reinsured layer; retained layer	The retained layer is the cumulative portion of each loss, on a per-claim basis, which is less than an insurer’s reinsurance retention for a given coverage year. Likewise, the reinsured layer is the cumulative portion of each loss that exceeds the reinsurance retention. (See: Reinsurance, Retention)

Reserves	A company’s best estimate of what it will pay, at some point in the future, for claims for which it is currently responsible.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level up to the outer limit, if any, are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Risk-Based Capital (RBC)	A regulatory measure of the amount of capital required for an insurance company, based upon the volume and inherent riskiness of the insurance sold, the composition of its investment portfolio and other financial risk factors. Higher-risk types of insurance, liability as opposed to property business, generally necessitate higher levels of capital. The NAIC’s RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the level of surplus falls below a minimum amount as determined under the model law. (See: NAIC)

Risk management	Management of the varied risks to which a business firm or association might be subject. It includes analyzing all exposures to gauge the likelihood of loss and choosing options to better manage or minimize loss. These options typically include reducing and eliminating the risk with safety measures, buying insurance, and self-insurance.

Self-insurance	The concept of assuming a financial risk oneself, instead of paying an insurance company to take it on. Every policyholder is a self-insurer in terms of paying a deductible and co-payments. Larger policyholders often self-insure frequent or predictable losses to avoid insurance overhead expenses.

Severity	The average claim cost, statistically determined by dividing dollars of losses by the number of claims.

Solvent, solvency	Insurance companies’ ability to pay the claims of policyholders. Regulations to promote solvency include minimum capital and surplus requirements, statutory accounting conventions, limits to insurance company investment and corporate activities, financial ratio tests, and financial data disclosure.

Statutory Accounting Principles; SAP	More conservative standards than under GAAP accounting rules, they are imposed by state laws that emphasize the present solvency of insurance companies. SAP helps ensure that the company will have sufficient funds readily available to meet all anticipated insurance obligations by recognizing liabilities earlier or at a higher value than GAAP and assets later or at a lower value. For example, SAP requires that selling expenses be recorded immediately rather than amortized over the life of the policy. (See: Generally Accepted Accounting Principles, Admitted assets)

Surplus; statutory surplus	The excess of admitted assets over total liabilities (including loss reserves) that protects policyholders in case of unexpectedly high claims. “Statutory Surplus” is determined in accordance with Statutory Accounting Principles.

Tail	The period of time that elapses between the occurrence of the loss event and the payment in respect thereof.

Third-party coverage	Liability coverage purchased by the policyholder as a protection against possible lawsuits filed by a third party. The insured and the insurer are the first and second parties to the insurance contract.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.

Umbrella coverage	Insurance protection for all classes of business, including automobile, fire, general liability, homeowners, multiple peril, burglary, and glass, combining the coverages for these classes of business into one insurance contract. Typically provides coverage limits in excess of other insurance policies.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting expense ratio	The ratio of underwriting, acquisition and other insurance expenses incurred to net premiums earned (for statutory purposes, the ratio of underwriting expenses incurred to net premiums written.)

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Underwriting income; loss	The insurer’s profit on the insurance sale after all expenses and losses have been paid, before investment income or income taxes. When premiums aren’t sufficient to cover claims and expenses, the result is an “underwriting loss.”

Underwriting profit	The amount by which net earned premiums exceed Underwriting Income; the sum of losses, loss adjustment expenses and underwriting expenses (See: Underwriting Income)

Unearned premium	The portion of premium that represents the consideration for the assumption of risk in the future. Such premium is not yet earned since the risk has not yet been assumed. May also be defined as the pro-rata portion of written premiums that would be returned to policyholders if all policies were terminated by the insurer on a given date.

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

     Here are the other executive officers of ProAssurance and a brief description of their principal occupation and employment during the last five years.

PAUL R. BUTRUS	Mr. Butrus has served as our Vice Chairman and a director of ProAssurance since we began operations in June 2001. Mr. Butrus has been Executive Vice President and a director of Medical Assurance since its incorporation in 1995. Mr. Butrus has been employed by Medical Assurance Company and its subsidiaries since 1977. (Age 64)

HOWARD H. FRIEDMAN	Mr. Friedman was appointed as our Senior Vice President, and Secretary in June 2001. Mr. Friedman has served in a number of positions for Medical Assurance since 1996, most recently as Senior Vice President, Corporate Development of Medical Assurance. Mr. Friedman is an Associate of the Casualty Actuarial Society. He also serves as a director of MEEMIC. (Age 46)

JAMES J. MORELLO	Mr. Morello was appointed as our Senior Vice President, Chief Accounting Officer and Treasurer in June 2001. Mr. Morello has been Senior Vice President and Treasurer for Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Medical Assurance Company since 1984. He also serves as a director of Medical Assurance’s insurance subsidiaries and as treasurer for ProNational. Mr. Morello is a certified public accountant. (Age 56)

FRANK B. O’NEIL	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil has been Senior Vice President of Corporate Communications for Medical Assurance since 1997 and employed by Medical Assurance Company and its subsidiaries since 1987. (Age 51)

EDWARD L. RAND	Mr. Rand was appointed as our Chief Financial Officer in April, 2005. Mr. Rand joined ProAssurance in November, 2004 as Senior Vice President of Finance. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 38)

LYNN M. KALINOWSKI	Mr. Kalinowski has been President of MEEMIC Holdings and MEEMIC since September 2001. Mr. Kalinowski previously served as President of MEEMIC from January 1993 to May 1997 and as Executive Vice President of MEEMIC from May 1997 to September 2001. Prior to joining MEEMIC in 1993, Mr. Kalinowski was the President of Southern Michigan Mutual Insurance Company and previously served as Director of Financial Analysis for the Michigan Insurance Bureau (now the State of Michigan Office of Financial and Insurance Services). Mr. Kalinowski has been a director of MEEMIC Holdings since 1998. (Age 53)

     ProAssurance has adopted a code of ethics that applies to its directors and executive officers, including its principal executive officers, principal financial officer, and principal accounting officer. See Item 1 for information regarding the availability of the Code of Ethics.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At March 2, 2005, ProAssurance Corporation (PRA) had 3,535 stockholders of record and 29,205,007 shares of common stock outstanding. ProAssurance’s common stock currently trades on The New York Stock Exchange (NYSE) under the symbol “PRA”.

	2004		2003
Quarter	HIGH	LOW	High	Low
First	$35.00	$30.33	$23.92	$20.69
Second	37.42	32.83	30.50	23.40
Third	35.20	30.20	28.90	24.50
Fourth	40.57	33.48	32.97	26.86

     ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.

     ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters-Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 on page 11 of this 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31
SELECTED FINANCIAL DATA (1)	2004	2003	2002	2001	2000
	(In thousands except per share data)
Gross premiums written	$789,660	$740,110	$636,156	$388,983	$223,871
Net premiums written	717,059	668,909	537,123	310,291	194,279

Premiums earned	765,643	698,347	576,414	381,510	216,297
Premiums ceded	(69,623)	(74,833)	(99,006)	(68,165)	(38,701)
Net premiums earned	696,020	623,514	477,408	313,345	177,596
Net investment income	87,225	73,619	76,918	59,782	41,450
Net realized investment gains (losses)	7,609	5,992	(5,306)	5,441	913
Other income	3,699	6,515	6,747	3,987	2,630
Total revenues	794,553	709,640	555,767	382,555	222,589
Net losses and loss adjustment expenses	572,881	551,376	448,029	298,558	155,710
Income before cumulative effect of accounting change	72,811	38,703	10,513	12,450	24,300
Net income (2)	72,811	38,703	12,207	12,450	24,300
Income per share before cumulative effect of accounting change (3)
Basic	$2.50	$1.34	$0.40	$0.51	$1.04
Diluted	$2.37	$1.32	$0.39	$0.51	$1.04
Net income per share: (2) (3)
Basic	$2.50	$1.34	$0.47	$0.51	$1.04
Diluted	$2.37	$1.32	$0.46	$0.51	$1.04
Weighted average number of shares outstanding: (3)
Basic	29,164	28,956	26,231	24,263	23,291
Diluted	31,984	30,389	26,254	24,267	23,291

BALANCE SHEET DATA (as of December 31)

Total investments	$2,455,053	$2,055,672	$1,679,497	$1,521,279	$796,526
Total assets	3,239,198	2,879,352	2,586,650	2,238,325	1,122,836
Reserve for losses and loss adjustment expenses	2,029,592	1,814,584	1,622,468	1,442,341	659,659
Long-term debt	151,480	104,789	72,500	82,500	—
Total liabilities	2,628,179	2,333,047	2,055,086	1,802,606	777,669
Total capital	611,019	546,305	505,194	413,231	345,167
Total capital per share of common stock outstanding	$20.92	$18.77	$17.49	$16.02	$15.22
Common stock outstanding at end of year	29,204	29,105	28,877	25,789	22,682

(1)	Includes Professionals Group since the date of consolidation, June 27, 2001.

(2)	Net income for the year ended December 31, 2002 was increased by $1.7 million due to the adoption of SFAS 141 and 142. See Note 13 to our consolidated financial statements. In accordance with SFAS 142, we wrote off the unamortized balance of deferred credits that related to business combinations completed prior to July 1, 2001. The cumulative effect increased net income per share (basic and diluted) by $0.07 per share.

(3)	Diluted net income per share for 2003 has been restated to reflect implementation of Emerging Issues Task Force 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. The restatement reduced previously reported diluted net income per share by $0.01.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this report. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.

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

Reserve for Losses and Loss Adjustment Expenses (reserve for losses)

     Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Independent actuaries review our reserves for losses each year and prepare reports that include recommendations as to the level of reserves. We consider these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserves for losses. Estimating casualty insurance reserves, and particularly professional liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserves are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserves, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made. See the discussion under “Overview” in this section for a history of our loss reserve development.

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

Investments

     We consider our fixed maturity securities as available-for-sale and our equity securities as either available-for-sale or trading portfolio securities. Both available-for-sale and trading portfolio securities are carried at fair value. Positive and negative changes in the market value (unrealized gains and losses) of available-for-sale securities are included, net of the related tax effect, in accumulated comprehensive income, a component of stockholders’ equity, and are excluded from current period net income. Positive and negative changes in the market value of trading portfolio securities are included in current period net income as a component of net realized investment gains (losses).

     We evaluate the securities in our available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:

•	the extent to which the market value of the security is less than its cost basis,

•	the length of time for which the market value of the security has been less than its cost basis,

•	the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Goodwill

     In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” we make an annual assessment by reporting unit as to whether the value of our goodwill assets is impaired. We completed such assessments in 2004 and 2003 and concluded that the value of our goodwill assets of approximately $23.7 million was not impaired. We use both market-based valuation models and a capital assets pricing model to estimate the fair value of each reporting unit. These models require the use of numerous assumptions regarding market perceptions of value as related to our consolidated and reporting unit historical and projected operating results and those of other economically similar entities. Changes to these assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value.

LIQUIDITY AND CAPITAL RESOURCES AND FINANCIAL CONDITION

     ProAssurance Corporation is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of those insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends...from Our Operating Subsidiaries” in Part I, and in Note 16 of our Notes to the Consolidated Financial Statements for additional information regarding dividend limitations.

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

     We manage our investment portfolio to ensure that it will have sufficient liquidity to meet our obligations. In performing this analysis we consider the timing of maturity of the investments in our investment portfolio as well as the expected cash flows to be generated by our operations. In 2003 and 2004 we had operating cash flow of $282.8 million and $373.5 million, respectively. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and claims expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in determining the expected payout of our loss reserves. To the extent that we have an unanticipated shortfall in cash we can either liquidate securities held in our investment portfolio or borrow funds under previously established borrowing arrangements. However, given the significant cash flows being generated by our operations and the relatively short duration of our investment portfolio we do not currently foresee any such shortfall.

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

     Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of “AA” at December 31, 2004. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at December 31, 2004 is 3.81 years. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates may also affect the fair value of our fixed maturity securities. Net unrealized gains related to our available-for-sale securities decreased by $15.4 million at December 31, 2004 as compared to December 31, 2003 primarily because average bond yields increased and prices declined during 2004.

     At December 31, 2004, equity investments represented approximately 1.6% of our total investments, and approximately 6.4% of our capital. Our equity investments are diversified primarily among domestic growth and value holdings through common and preferred stock.

     Our investment objective is not typically impacted by current economic conditions. Our investment objective is focused on two principal long-term investment objectives: maximizing after-tax investment income through the prudent investment in income yielding securities and the preservation of capital through a focus on the total return of the investment portfolio. In achieving these objectives we have established a set of investment guidelines. These guidelines include parameters for the quality and duration of the investments purchased by us. Current economic conditions may influence how we attempt to achieve these two objectives; however, we must work within our established guidelines. For example, in a low interest rate environment we generally shorten the duration of our fixed maturity portfolio to protect our capital from decreases in value resulting from rising interest rates. In a period of higher rates we are willing to invest in longer duration securities (within the parameters of our investment guidelines) in order to achieve higher investment income with less risk to the value of our capital. The impact of changing interest rates and economic conditions on our investment portfolio is further discussed under Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

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

	Year Ended December 31
	2004	2003	2002
	In thousands
Balance, beginning of year	$1,814,584	$1,622,468	$1,442,341
Less reinsurance recoverables	444,811	462,012	374,056

Net balance, beginning of year	1,369,773	1,160,456	1,068,285

Incurred related to:
Current year	589,497	562,256	439,600
Prior years	(16,616)	(10,880)	8,429

Total incurred	572,881	551,376	448,029

Paid related to:
Current year	(92,361)	(94,824)	(84,376)
Prior years	(230,040)	(247,235)	(271,482)

Total paid	(322,401)	(342,059)	(355,858)

Net balance, end of year	1,620,253	1,369,773	1,160,456
Plus reinsurance recoverables	409,339	444,811	462,012

Balance, end of year	$2,029,592	$1,814,584	$1,622,468

     As of December 31, 2004, our insurance subsidiaries had consolidated reserves for losses on a GAAP basis that exceeded those on a statutory basis by approximately $21.2 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability, or retirement of an insured.

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

     At December 31, 2004 our receivable from reinsurers approximated $409 million. The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2004:

	A. M. Best	Net Amounts Due
Reinsurer	Company Rating	From Reinsurer
Michigan Catastrophic Claims Association *	Not rated	$115,126
Hannover Ruckversicherung AG	A	$50,544
General Reinsurance Corp	A++	$31,059
PMA Capital Insurance Company	B+	$23,196
American Re-Insurance Company	A	$13,960
Lloyd’s Syndicate 435	A	$12,556
AXA Re	A-	$11,582
Dorinco Reinsurance Company	A-	$10,744

*	The Michigan Catastrophic Claims Association (MCCA) is an unincorporated nonprofit association created by Michigan law, and every insurer engaged in writing personal protection auto insurance coverage in Michigan is required to be a member of the MCCA. Although the MCCA acts in the same manner as a reinsurer, it is not an insurance company and hence is not rated by A.M. Best.

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

     On April 28, 2005, we filed a request to withdraw our universal shelf registration statement previously filed with the Securities and Exchange Commission (SEC) that would allow us to offer from time-to-time up to $250 million in common stock, preferred stock or debt securities.

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

     In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46R, “Variable Interest Entities” (FIN 46R) the Trusts are not included in our consolidated financial statements because we are not the primary beneficiary of either of the Trusts.

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

Contractual Obligations

     A schedule of our non-cancelable contractual obligations at December 31, 2004 follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	In thousands
Loss and loss adjustment expenses	$2,029,592	$497,951	$779,747	$420,282	$331,612
Interest on long-term debt	162,770	7,085	14,169	14,169	127,347
Long-term debt obligations	151,480	—	—	—	151,480
Operating lease obligations	8,723	3,786	3,880	936	121

Total	$2,352,565	$508,822	$797,796	$435,387	$610,560

     All long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at December 31, 2004 for variable rate debt. For more information see Note 10, Long-term Debt, in the Notes to Consolidated Financial Statements included herein. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space, office equipment, and communications lines and equipment.

OVERVIEW

     We are an insurance holding company and our operating results are almost entirely derived from the operations of our insurance subsidiaries. In 2004, the professional liability segment contributed approximately 75% of our total revenues and the personal lines segment contributed approximately 25% of total revenues. ProAssurance’s professional liability segment primarily provides medical professional liability insurance to physicians and physician groups. The personal lines segment primarily provides auto insurance to members of the Michigan educational community and their families.

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

Gross loss reserves at December 31, 2004 by segment are shown in the table below.

	Case Reserves	IBNR	Total Reserves
Professional Liability	$979,894	$838,742	$1,818,636
Personal Lines	116,000	94,956	210,956

Total Gross Loss Reserves	$1,095,894	$933,698	$2,029,592

     The estimation of medical professional liability losses is inherently difficult. Injuries may not be discovered until years after an incident, or the claimant may delay pursuing the recovery of damages. Ultimate loss costs, even for similar events, vary significantly depending upon many factors, including but not limited to the nature of the injury and the personal situation of the claimant or the claimants’ family, the judicial climate where the insured event occurred, general economic conditions and the trend of health care costs. Medical liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.

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

     In establishing these reserves management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. Given the number of factors considered it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. We perform an in-depth review of our loss reserves on a semi-annual basis. However, management is continually reviewing and updating the data underlying the estimation of its loss reserves and we make adjustments that we believe the emerging data indicates. Any adjustments necessary are reflected in the then current operations.

     As result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates. As shown in the reserve development table on page 37 the original estimates of our loss reserves have developed to-date to be redundant in eight of the last ten years and deficient in two of the last ten years.

     The Company uses a variety of actuarial methodologies in performing these analyses. Among the methods that have been used by the Company are:

•	Paid development method

•	Reported development method

•	Bornhuetter-Ferguson method (professional liability)

•	Average paid value method (professional liability)

•	Average reported value method (professional liability)

•	Backward recursive method (professional liability)

•	Paid Cape Cod method (personal lines)

•	Incurred Cape Cod method (personal lines)

•	Expected loss ratio method (personal lines)

     Generally, methods such as the Bornhuetter-Ferguson method and the Cape Cod method are used on more recent accident years where we have less development on which to base our analysis. As business seasons and we have an increased amount of data for a given accident year we begin to give more confidence to the development and average methods as these methods typically rely more heavily on our own historical data. Each method is used because it has its own set of assumptions or provides a different perspective on the particular business under review.

     The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, we perform statistical reviews of claim data such as claim counts, average settlement costs and severity trends.

     In performing these analyses we partition our business by type, coverage type, geography, layer of coverage and accident year. This procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. For each partition the results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment are used to develop a point estimate based upon management’s judgment and past experience. The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management and is not driven by formulaic determination. For each partition of our business we select a point estimate with due regard for the age, characteristics and volatility of the partition of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type. This series of selected point estimates is then combined to produce an overall point estimate for ultimate losses for each segment of our operations.

     In order to provide additional information regarding the loss estimation process we are in the process of developing a sensitivity analysis that will help to highlight the potential variability of our estimates and will disclose them in future reports when we have completed our analysis.

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

     The following may be helpful in understanding the Loss Reserve Development Table:

•	The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects the Company’s reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as showing in the Company’s consolidated financial statements at the end of each year (the Balance Sheet Reserves).

•	The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

•	The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

•	The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

ANALYSIS OF LOSSES AND LOSS RESERVE DEVELOPMENT
(IN THOUSANDS)

	DECEMBER 31,
	1994	1995	1996	1997	1998	1999
Reserve for losses, undiscounted and net of reinsurance recoverables	$295,541	$352,521	$440,040	$464,122	$480,741	$486,279

Cumulative net paid, as of:

One Year Later	24,102	27,532	48,390	67,383	89,864	133,832
Two Years Later	42,115	58,769	98,864	128,758	192,716	239,872
Three Years Later	58,793	80,061	136,992	194,139	257,913	313,993
Four Years Later	65,520	107,005	173,352	227,597	308,531	358,677
Five Years Later	76,291	120,592	191,974	252,015	331,796	387,040
Six Years Later	81,722	129,043	204,013	266,056	346,623
Seven Years Later	82,605	135,620	212,282	276,052
Eight Years Later	84,649	138,534	218,919
Nine Years Later	85,008	140,712
Ten Years Later	85,333

Re-estimated Net Liability as of:

End of Year	295,541	352,521	440,040	464,122	480,741	486,279
One Year Later	268,154	325,212	393,363	416,814	427,095	463,779
Two Years Later	239,243	280,518	347,258	364,196	398,308	469,934
Three Years Later	200,311	237,280	294,675	333,530	400,333	488,416
Four Years Later	157,836	190,110	264,714	323,202	414,008	487,366
Five Years Later	122,570	173,148	259,195	320,888	415,381	485,719
Six Years Later	105,779	168,828	248,698	321,232	412,130
Seven Years Later	99,787	160,784	250,927	321,959
Eight Years Later	94,192	161,717	251,584
Nine Years Later	95,625	158,743
Ten Years Later	94,399

Net cumulative redundancy (deficiency)	$201,142	$193,778	$188,456	$142,163	$68,611	$560

Original gross liability — end of year	$355,735	$432,937	$548,732	$614,720	$660,631	$665,786
Less: reinsurance recoverables	(60,194)	(80,416)	(108,692)	(150,598)	(179,890)	(179,507)

Original net liability — end of year	$295,541	$352,521	$440,040	$464,122	$480,741	$486,279

Gross re-estimated liability — latest	$123,173	$182,961	$295,291	$416,516	$517,812	$587,501
Re-estimated reinsurance recoverables	(28,774)	(24,218)	(43,707)	(94,557)	(105,682)	(101,782)

Net re-estimated liability — latest	$94,399	$158,743	$251,584	$321,959	$412,130	$485,719

Gross cumulative redundancy (deficiency)	$232,562	$249,976	$253,441	$198,204	$142,819	$78,285

	DECEMBER 31,
	2000	2001	2002	2003	2004
Reserve for losses, undiscounted and net of reinsurance recoverables	$493,457	$1,068,286	$1,160,456	$1,369,773	$1,620,253

Cumulative net paid, as of:

One Year Later	143,892	271,482	247,235	230,040
Two Years Later	251,855	468,630	425,190
Three Years Later	321,957	599,432
Four Years Later	367,810
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Re-estimated Net Liability as of:

End of Year	493,457	1,068,286	1,160,456	1,369,773
One Year Later	507,275	1,076,714	1,149,575	1,353,157
Two Years Later	529,698	1,069,435	1,149,092
Three Years Later	527,085	1,078,936
Four Years Later	534,382
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Net cumulative redundancy (deficiency)	$(40,925)	$(10,650)	$11,364	$16,616

Original gross liability — end of year	$659,659	$1,442,341	$1,622,468	$1,814,584
Less: reinsurance recoverables	(166,202)	(374,055)	(462,012)	(444,811)

Original net liability — end of year	$493,457	$1,068,286	$1,160,456	$1,369,773

Gross re-estimated liability — latest	$625,782	$1,403,927	$1,529,546	$1,758,903
Re-estimated reinsurance recoverables	(91,400)	(324,991)	(380,454)	(405,746)

Net re-estimated liability — latest	$534,382	$1,078,936	$1,149,092	$1,353,157

Gross cumulative redundancy (deficiency)	$33,877	$38,414	$92,922	$55,681

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

     Factors that have contributed to the variation in loss development include the following:

•	Our volume of business in the late 1980’s and early 1990’s, while substantial, was not of a sufficient size to fully support the actuarial projection process; thus, our data was supplemented with industry-based data. Substantially all of our business was derived from medical professional liability insurance written in Alabama until we began to geographically expand our business in the mid to late 1990s. We utilized a rigorous and disciplined approach to investigating, managing and defending claims. This philosophy generally produced results in Alabama that were better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. Ultimately, actual results proved better than the industry data, creating redundancies.

•	Our reserves established in the late 1980’s and early 1990’s were strongly influenced by the dramatically increased frequency and severity that we, and the industry as a whole, experienced during the mid-1980s. Some of these trends moderated, and in some cases, reversed, by the late 1980s or early 1990s. However, the ability to recognize the improved environment was delayed due to the extended time required for claims resolution. When these negative trends moderated, the reserves we established during those periods proved to be redundant.

•	The professional liability legal environment deteriorated once again in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed in 2000 and reversed in 2001 and 2002. We have addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

•	Beginning in 2001 the table includes reserves for personal liability losses which are also initially difficult to estimate. We established reserves for these claims at levels that we consider reasonable but prudent, given rising medical costs and unpredictable litigation trends. As the claims matured, our reserve estimates were adjusted to reflect actual loss costs experienced.

RESULTS OF OPERATIONS — YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Selected financial data for each period is summarized in the table below.

	Year Ended December 31
	2004	2003	Increase
	In Thousands		(Decrease)
Revenues:
Gross premiums written	$789,660	$740,110	$49,550

Net premiums written	$717,059	$668,909	$48,150

Premiums earned	$765,643	$698,347	$67,296
Premiums ceded	(69,623)	(74,833)	5,210

Net premiums earned	696,020	623,514	72,506
Net investment income	87,225	73,619	13,606
Net realized investment gains (losses)	7,609	5,992	1,617
Other income	3,699	6,515	(2,816)

Total revenues	794,553	709,640	84,913

Expenses:
Losses and loss adjustment expenses	596,070	576,043	20,027
Reinsurance recoveries	(23,189)	(24,667)	1,478

Net losses and loss adjustment expenses	572,881	551,376	21,505
Underwriting, acquisition and insurance expenses	117,689	104,216	13,473
Loss on early extinguishment of debt	—	305	(305)
Interest expense	6,515	3,409	3,106

Total expenses	697,085	659,306	37,779

Income before income taxes and minority interest	97,468	50,334	47,134

Income taxes (benefit)	24,657	11,450	13,207

Income before minority interest	72,811	38,884	33,927
Minority interest	—	(181)	181

Net Income	$72,811	$38,703	$34,108

Net loss ratio	82.3%	88.4%	(6.1%)
Underwriting expense ratio	16.9%	16.7%	0.2%

Combined ratio	99.2%	105.1%	(5.9%)
Less: Investment income ratio	12.5%	11.8%	0.7%

Operating ratio	86.7%	93.3%	(6.6%)

Return on equity *	12.6%	7.4%	5.2%

*	Net income divided by the average of beginning and ending stockholders’ equity.

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

PREMIUMS

Gross Premiums Written

	Year Ended December 31
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	In thousands			%
Gross premiums written:
Professional liability	$573,592	$543,323	$30,269	5.6%
Personal lines	216,068	196,787	19,281	9.8%

	$789,660	$740,110	$49,550	6.7%

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

Premiums Earned

	Year Ended December 31		Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	In thousands			%
Premiums earned:
Professional liability	$555,524	$509,260	$46,264	9.1%
Personal lines	210,119	189,087	21,032	11.1%

	$765,643	$698,347	$67,296	9.6%

     Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. Thus the increase in 2004 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003.

Premiums ceded

	Year Ended December 31		Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	In thousands			%
Premiums ceded:
Professional liability	$42,869	$56,014	$(13,145)	(23.5%)
Personal lines	26,754	18,819	7,935	42.2%

	$69,623	$74,833	$(5,210)	(7.0%)

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

					Net Loss
	DECEMBER 31, 2004		December 31, 2003		Ratio
		NET LOSS		Net Loss	Increase
	NET LOSSES	RATIO	Net Losses	Ratio	(Decrease)
	In thousands except percentage amounts
Net losses — calendar year
Professional liability	$460,437	89.8%	$439,368	96.9%	(7.1%)
Personal lines	112,444	61.3%	112,008	65.8%	(4.5%)

	$572,881	82.3%	$551,376	88.4%	(6.1%)

Net losses current accident year
Professional liability	$469,151	91.5%	$439,418	96.9%	(5.4%)
Personal lines	120,346	65.6%	122,838	72.1%	(6.5%)

	$589,497	84.7%	$562,256	90.2%	(5.5%)

Change in prior accident year losses (favorable):
Professional liability	$(8,714)	(1.7%)	$(50)	—%	(1.7%)
Personal lines	(7,902)	(4.3%)	(10,830)	(6.4%)	2.1%

	$(16,616)	(2.4%)	$(10,880)	(1.8%)	(0.6%)

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

Gross Losses and Reinsurance Recoveries

     The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to insurance recoveries. Thus, in any given year, we may make significant adjustments to gross losses that have little effect on our net losses. The following table reflects our losses by segment on both a gross and a net basis:

	Year ended December 31
			Increase
	2004	2003	(Decrease)
	In thousands
Gross Losses:
Professional liability	$447,521	$414,828	$32,693
Personal lines	148,549	161,215	(12,666)

	596,070	576,043	20,027
Reinsurance Recoveries:
Professional liability	$(12,916)	$(24,540)	$11,624
Personal lines	36,105	49,207	(13,102)

	23,189	24,667	(1,478)
Net Losses:
Professional liability	$460,437	$439,368	$21,069
Personal lines	112,444	112,008	436

	$572,881	$551,376	$21,505

     When discussing losses that are reinsured and losses that are retained, it is common to refer to “layers” of loss. The retained layer is the cumulative portion of each loss, on a per-claim basis, which is less than our reinsurance retention for a given coverage year. Likewise, the reinsured layer is the cumulative portion of each loss that exceeds the reinsurance retention. In our professional liability segment, overall loss severity has increased since the late 1990’s. As a result of the time required to resolve these claims, we first recognized this trend in 2000 and began to adjust our loss estimates. With additional experience, we have been able to better measure the severity changes by layer of loss and make more accurate estimates. As compared to our earlier estimates, we have observed a less pronounced increase in both the severity of losses in excess of our retention levels as well as the number of losses reaching these levels. While we have seen an increase in the severity of claims within our retention, this increase also appears to be slightly less than originally projected. In summary, loss severity has increased, but at a level somewhat less than expected when our earlier loss estimates were established. As a result of these factors we have experienced a reduction in both gross losses and the corresponding losses ceded to our reinsurers.

     Our heavier reliance on our own loss experience has led us to reduce our estimates of prior accident year gross losses in the professional liability segment by approximately $60.4 million (approximately 3.6% of our gross reserve balance of $1.6 billion at the end of 2003) during the year ended December 31, 2004 relating primarily to the 2003 and 2002 accident years and $74.2 million during the year ended December 31, 2003 relating primarily to the 1998 and 1999 accident years. As noted, these losses were heavily reinsured; therefore, we reduced expected reinsurance recoveries by $51.7 million in 2004 and $74.1 million in 2003. As previously discussed, these changes to prior year estimates reduced net losses by $8.7 million (less than 1% of our net reserve balance of $1.3 billion at the end of 2003) in 2004 and reduced net losses by less than $100,000 in 2003. In both 2004 and 2003, the decrease to reinsurance recoveries for prior accident years more than offset reinsurance recoveries for current accident years resulting in an unusual relationship between gross losses and recoveries.

     Our personal lines segment gross losses and reinsurance recoveries also reflect large adjustments for heavily reinsured losses. We increased our loss estimates for auto personal injury losses ceded to the MCCA by approximately $15.3 million during the year ended December 31, 2004 and $30.0 million during the year ended December 31, 2003. Our personal lines business is considered to be a short-tailed line of business and as a result development in this segment is generally seen within 18 to 24 months after the end of a given accident year. We have experienced better than expected results relating to both the frequency and severity of loss reserves for the two most recent accident years. Based upon this experience we reduced our estimates of personal lines net losses during calendar year 2004 by $7.9 million (approximately 11% of our net reserve balance of $71.3 million at the end of 2003). These reductions in reserves were principally seen in the 2003 and 2002 accident years. In 2003 we reduced our estimates of personal lines net losses by $10.8 million, related primarily to the 2002 and 2001 accident years.

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

				%
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	In thousands except percentage amounts
Net investment income:
Professional liability	$75,029	$63,099	$11,930	18.9%
Personal lines	10,879	10,253	626	6.1%
Not attributed to segments	1,317	267	1,050	>100%

	$87,225	$73,619	$13,606	18.5%

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

     The components of net realized investment gains are shown in the following table.

	Year Ended December 31
	2004	2003
	In thousands
Net gains (losses) from sales	$5,323	$5,991
Other-than-temporary impairment losses	(611)	(322)
Trading portfolio gains (losses)	2,897	323

Net realized investment gains (losses)	$7,609	$5,992

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

	Year Ended December 31		Increase	Expense Ratio
	2004	2003	(Decrease)	Year Ended December 31		Increase
	In thousands			2004	2003	(Decrease)
Underwriting, acquisition and insurance expenses:
Professional liability	$77,141	$66,638	$10,503	15.0%	14.7%	0.3%
Personal lines	40,548	37,578	2,970	22.1%	22.1%	—

	$117,689	$104,216	$13,473	16.9%	16.7%	0.2%

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

TAXES

     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is from tax-exempt interest and dividends. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Year ended December 31
	2004	2003
Statutory rate	35%	35%
Tax-exempt income	(7%)	(11%)
Other	(3%)	(1%)

Effective tax rate	25%	23%

RESULTS OF OPERATIONS — YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Selected financial data for each period is summarized in the table below.

	Year Ended December 31
			Increase
	2003	2002	(Decrease)
	In thousands
Revenues:
Gross premiums written	$740,110	$636,156	$103,954

Net premiums written	$668,909	$537,123	$131,786

Premiums earned	$698,347	$576,414	$121,933
Premiums ceded	(74,833)	(99,006)	24,173

Net premiums earned	623,514	477,408	146,106
Net investment income	73,619	76,918	(3,299)
Net realized investment gains (losses)	5,992	(5,306)	11,298
Other income	6,515	6,747	(232)

Total revenues	709,640	555,767	153,873

Expenses:
Losses and loss adjustment expenses	576,043	569,099	6,944
Reinsurance recoveries	(24,667)	(121,070)	96,403

Net losses and loss adjustment expenses	551,376	448,029	103,347
Underwriting, acquisition and insurance expenses	104,216	91,253	12,963
Loss on early extinguishment of debt	305	—	305
Interest expense	3,409	2,875	534

Total expenses	659,306	542,157	117,149

Income before income taxes	50,334	13,610	36,724

Income taxes (benefit)	11,450	(188)	11,638

Income before minority interest and cumulative effect of accounting change	38,884	13,798	25,086

Minority interest	(181)	(3,285)	3,104

Income before cumulative effect of accounting change	38,703	10,513	28,190
Cumulative effect of accounting change, net of tax	—	1,694	(1,694)

Net Income	$38,703	$12,207	$26,496

Net loss ratio	88.4%	93.8%	(5.4%)
Underwriting expense ratio	16.7%	19.1%	(2.4%)

Combined ratio	105.1%	112.9%	(7.8%)
Less: Investment income ratio	11.8%	16.1%	(4.3%)

Operating ratio	93.3%	96.8%	(3.5%)

Return on equity *	7.4%	2.7%	4.7%

*	Net income divided by the average of beginning and ending stockholders’ equity.

     Our ROE improved in 2003 primarily because we reduced our net loss ratio by more than five points as compared to 2002. The net loss ratio of our professional liability segment, which produced 73% of 2003 net earned premiums, was reduced from 107.2% to 96.9%; this improvement contributed significantly to the increase in our 2003 ROE.

PREMIUMS

GROSS PREMIUMS WRITTEN

	Year Ended December 31		Increase	Increase
	2003	2002	(Decrease)	(Decrease)
	In thousands			%
Gross premiums written:
Professional liability	$543,323	$461,715	$81,608	18%
Personal lines	196,787	174,441	22,346	13%

	$740,110	$636,156	$103,954	16%

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

PREMIUMS EARNED

	Year Ended December 31		Increase	Increase
	2003	2002	(Decrease)	(Decrease)
	In thousands			%
Premiums earned:
Professional liability	$509,260	$412,656	$96,604	23%
Personal lines	189,087	163,758	25,329	15%

	$698,347	$576,414	$121,933	21%

     Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. The increase in 2003 earned premiums therefore reflects on a pro rata basis the changes in written premiums that occurred during both 2003 and 2002.

PREMIUMS CEDED

	Year Ended December 31		Increase	Increase
	2003	2002	(Decrease)	(Decrease)
	In thousands			%
Premiums ceded:
Professional liability	$56,014	$85,011	$(28,997)	(34%)
Personal lines	18,819	13,995	4,824	34%

	$74,833	$99,006	$(24,173)	(24%)

     Under reinsurance contracts that became effective in October 2002, our retention levels for insured medical liability events became $1.0 million in all states whereas previously our retention in many states was as low as $250,000. The change in retention reduced premiums ceded in our professional liability segment in 2003, both in total dollars and as a percentage of premiums earned.

     Additionally in 2003, as discussed in more detail under “Losses and Loss Adjustment Expenses” we reduced our estimates of certain prior year gross losses, as well as the related reinsurance recoveries. Some of our reinsurance agreements adjust the premium due to the reinsurer based upon the losses reimbursed under the agreement. Consequently the estimate of ultimate ceded premiums was reduced by $5.4 million as a result of this change.

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

	($ in thousands)
					Net Loss
	DECEMBER 31, 2003		December 31, 2002		Ratio
		NET LOSS		Net Loss	Increase
	NET LOSSES	RATIO	Net Losses	Ratio	(Decrease)
Net losses — calendar year
Professional liability	$439,368	96.9%	$351,320	107.2%	(10.3%)
Personal lines	112,008	65.8%	96,709	64.6%	1.2%

	$551,376	88.4%	$448,029	93.8%	(5.4%)

Net losses — current accident year
Professional liability	$439,418	96.9%	$333,160	101.7%	(4.8%)
Personal lines	122,838	72.2%	106,440	71.1%	1.1%

	$562,256	90.2%	$439,600	92.1%	(1.9%)

Change in prior accident year losses (favorable):
Professional liability	$(50)	—	$18,160	5.5%	(5.5%)
Personal lines	(10,830)	(6.4%)	(9,731)	(6.5%)	0.1%

	$(10,880)	(1.8%)	$8,429	1.7%	(3.5%)

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

     In our personal lines segment, we reduced net losses by $10.8 million in 2003 and $9.7 million in 2002 as a result of favorable developments in our estimates of prior years’ auto liability reserves. We established initial reserves, particularly liability reserves, at levels that considered our estimates of rising costs and unpredictable litigation trends. More favorable results are recognized if and when they materialize.

Gross Losses and Reinsurance Recoveries

	Year ended December 31
			Increase
	2003	2002	(Decrease)
	In thousands
Gross Losses:
Professional liability segment	$414,828	$460,289	$(45,461)
Personal lines segment	161,215	108,810	52,405

	576,043	569,099	6,944

Reinsurance Recoveries:
Professional liability segment	$(24,540)	$108,969	$(133,509)
Personal lines segment	49,207	12,101	37,106

	24,667	121,070	(96,403)

Net Losses:
Professional liability segment	$439,368	$351,320	$88,048
Personal lines segment	112,008	96,709	15,299

	$551,376	$448,029	$103,347

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

			Increase	Increase
	2003	2002	(Decrease)	(Decrease)
	In thousands
Net investment income:
Professional liability segment	$63,099	$66,790	$(3,691)	(5.5%)
Personal lines segment	10,253	10,071	182	1.8%
Not attributed to segments	267	57	210	>100%

	$73,619	$76,918	$(3,299)	(4.3%)

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

     The components of net realized investment gains (losses) are shown in the following table.

	Year ended December 31
	2003	2002
	In thousands
Net gains (losses) from sales	$5,991	$15,998
Other than temporary impairment losses	(322)	(21,304)
Trading portfolio gains/losses	323	—

Net realized investment gains (losses)	$5,992	$(5,306)

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

	Year Ended December 31		Increase	Expense Ratio
	2003	2002	(Decrease)	Year Ended December 31		Increase
	In thousands			2003	2002	(Decrease)
Underwriting, acquisition and insurance expenses:
Professional liability	$66,638	$56,613	$10,025	14.7%	17.3%	(2.6%)
Personal lines	37,578	34,640	2,938	22.1%	23.1%	(1.0%)

	$104,216	$91,253	$12,963	16.7%	19.1%	(2.4%)

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

	Year ended December 31
	2003	2002
Statutory rate	35%	35%
Tax-exempt income	(11%)	(42%)
Other	(1%)	6%

Effective tax rate	23%	(1%)

MINORITY INTEREST

     Minority interest in both 2003 and 2002 relates entirely to the minority interest in the income of MEEMIC Holdings. As discussed under “Liquidity and Capital Resources and Financial Condition” we purchased this minority interest on January 29, 2003. In 2003, earnings were allocable to the minority interest only for the period from January 1 to January 29. In 2002, earnings were allocable to the minority interest for the entire period.

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

	2004			2003
	PORTFOLIO	CHANGE IN	MODIFIED	Portfolio	Modified
	VALUE	VALUE	DURATION	Value	Duration
Interest Rates	$ MILLIONS	$ MILLIONS	YEARS	$ Millions	Years
200 basis point rise	$2,082	$(176)	4.11	$1,664	3.73
100 basis point rise	$2,170	$(88)	4.00	$1,727	3.63
Current rate *	$2,258	$—	3.81	$1,791	3.54
100 basis point decline	$2,344	$86	3.70	$1,854	3.45
200 basis point decline	$2,434	$176	3.79	$1,919	3.52

*	Current rates are as of December 31, 2004 and 2003

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

     ProAssurance’s cash and short-term investment portfolio at December 31, 2004 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

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

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of ProAssurance Corporation

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

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

     The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2005 Annual Meeting of its Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 18, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2005 Annual Meeting of its Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 18, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2005 Annual Meeting of its Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 18, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2005 Annual Meeting of its Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2005 Annual Meeting of its Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 18, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

Report of Independent Auditors

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Changes in Capital — years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Income — years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Financial Statement Schedules. The following consolidated financial statement schedules of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 14(d):

Schedule I — Summary of Investments — Other than Investments in Related Parties

Schedule II — Condensed Financial Information of ProAssurance Corporation (Registrant Only)

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Schedule VI — Supplementary Property and Casualty Insurance Information

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	The exhibits required to be filed by Item 15(b) are listed herein in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 9th day of June 2005.

PROASSURANCE CORPORATION
By:	/s/ A. Derrill Crowe, M.D.
A. Derrill Crowe, M.D.

     ProAssurance Corporation and Subsidiaries
Consolidated Financial Statements

Years ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of
ProAssurance Corporation

     We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProAssurance Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Birmingham, Alabama
March 14, 2005

PROASSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	DECEMBER 31	December 31
	2004	2003
ASSETS

Investments:

Fixed maturities available for sale, at fair value	$2,257,985	$1,790,778
Equity securities available for sale, at fair value	35,230	42,136
Equity securities, trading portfolio, at fair value	4,150	5,863
Real estate, net	19,244	17,262
Short-term investments	41,423	114,767
Business owned life insurance	54,138	51,706
Other	42,883	38,247

Total investments	2,455,053	2,060,759

Cash and cash equivalents	30,084	42,045
Premiums receivable	131,736	132,255
Receivable from reinsurers on unpaid losses and loss adjustment expenses	409,339	444,811
Prepaid reinsurance premiums	18,888	17,651
Deferred taxes	80,107	73,118
Other assets	113,991	108,713

	$3,239,198	$2,879,352

See accompanying notes.

PROASSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	DECEMBER 31	December 31
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,029,592	$1,814,584
Unearned premiums	314,179	290,134
Reinsurance premiums payable	69,507	68,510

Total policy liabilities	2,413,278	2,173,228

Other liabilities	63,421	55,030
Long-term debt	151,480	104,789

Total liabilities	2,628,179	2,333,047

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $0.01 per share 100,000,000 shares authorized; 29,326,228 and 29,226,774 shares issued, in 2004 and 2003, respectively	293	292
Additional paid-in capital	313,957	312,030
Accumulated other comprehensive income, net of deferred tax expense of $13,139 and $18,537, respectively	24,397	34,422
Retained earnings	272,428	199,617

	611,075	546,361

Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	611,019	546,305

	$3,239,198	$2,879,352

See accompanying notes.

PROASSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(IN THOUSANDS)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total
Balance at January 1, 2002	$259	$260,788	$3,533	$148,707	$(56)	$413,231
Common stock issued for compensation	—	980	—	—	—	980
Stock options exercised	—	265	—	—	—	265
Offering of common stock	31	46,468	—	—	—	46,499
Comprehensive income:

Change in fair value of securities available for sale, net of deferred taxes, reclassification adjustments and minority interest	—	—	32,012	—	—
Net Income	—	—	—	12,207	—
Total comprehensive income						44,219
Balance at December 31, 2002	290	308,501	35,545	160,914	(56)	505,194

Common stock issued for compensation	—	1,061	—	—	—	1,061
Stock options exercised	2	2,468	—	—	—	2,470
Change in minority interest	—	—	886	—	—	886
Comprehensive income:
Change in fair value of securities available for sale, net of deferred taxes, and reclassification adjustments	—	—	(2,009)	—	—
Net Income	—	—	—	38,703	—
Total comprehensive income						36,694

Balance at December 31, 2003	292	312,030	34,422	199,617	(56)	546,305
Common stock issued for compensation	1	1,710	—	—	—	1,711
Stock options exercised	—	217	—	—	—	217
Comprehensive income:

Change in fair value of securities available for sale, net of deferred taxes, and reclassification adjustments	—	—	(10,025)	—	—
Net Income	—	—	—	72,811	—
Total comprehensive income						62,786

Balance at December 31, 2004	$293	$313,957	$24,397	$272,428	$(56)	$611,019

See accompanying notes.

PROASSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

	Year ended December 31
	2004	2003	2002
Revenues:
Gross premiums written	$789,660	$740,110	$636,156

Net premiums written	$717,059	$668,909	$537,123

Premiums earned	$765,643	$698,347	$576,414
Premiums ceded	(69,623)	(74,833)	(99,006)

Net premiums earned	696,020	623,514	477,408
Net investment income	87,225	73,619	76,918
Net realized investment gains (losses)	7,609	5,992	(5,306)
Other income	3,699	6,515	6,747

Total revenues	794,553	709,640	555,767

Expenses:

Losses and loss adjustment expenses	596,070	576,043	569,099
Reinsurance recoveries	(23,189)	(24,667)	(121,070)

Net losses and loss adjustment expenses	572,881	551,376	448,029
Underwriting, acquisition and insurance expenses	117,689	104,216	91,253
Loss on early extinguishment of debt	—	305	—
Interest expense	6,515	3,409	2,875

Total expenses	697,085	659,306	542,157

Income before income taxes, minority interest and cumulative effect of accounting change	97,468	50,334	13,610

Provision for income taxes:
Current expense (benefit)	23,550	11,357	(275)
Deferred expense (benefit)	1,107	93	87

	24,657	11,450	(188)

Income before minority interest and cumulative effect of accounting change	72,811	38,884	13,798
Minority interest	—	(181)	(3,285)

Income before cumulative effect of accounting change	72,811	38,703	10,513
Cumulative effect of accounting change, net of tax	—	—	1,694

Net income	$72,811	$38,703	$12,207

Earnings per share (basic):
Income before cumulative effect of accounting change	$2.50	$1.34	$0.40
Cumulative effect of accounting change, net of tax	—	—	0.07

Net income	$2.50	$1.34	$0.47

Earnings per share (diluted):
Income before cumulative effect of accounting change	$2.37	$1.32	$0.39
Cumulative effect of accounting change, net of tax	—	—	0.07

Net income	$2.37	$1.32	$0.46

Weighted average number of common shares outstanding
Basic	29,164	28,956	26,231

Diluted	31,984	30,389	26,254

See accompanying notes.

PROASSURANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS)

	Year ended December 31
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$72,811	$38,703	$12,207
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,880	3,804	4,337
Amortization	23,146	19,708	10,707
Increase in cash surrender value of business owned life insurance	(2,432)	(1,706)	—
Net realized investment (gains) losses	(7,609)	(5,992)	5,306
Deferred income taxes	1,107	93	87
Policy acquisition costs deferred, net of related amortization	(4,059)	(874)	(7,241)
Other	(622)	(577)	(812)
Changes in assets and liabilities:
Trading portfolio securities, excluding net holding gains	4,610	(5,540)	—
Premiums receivable	519	(21,227)	(32,963)
Receivable from reinsurers	35,472	17,201	(87,956)
Prepaid reinsurance premiums	(1,237)	3,643	(1,029)
Other assets	(3,551)	(4,777)	8,275
Reserve for losses and loss adjustment expenses	215,008	192,116	180,127
Unearned premiums	24,045	41,763	59,742
Reinsurance premiums payable	997	5,961	13,845
Other liabilities	11,456	321	9,044
Minority interest in net income	—	181	3,285

Net cash provided by operating activities	373,541	282,801	176,961

INVESTING ACTIVITIES
Purchases of:
Fixed maturities available for sale	(1,196,991)	(1,082,573)	(897,928)
Equity securities available for sale	(856)	(3,019)	(10,932)
Other investments	(4,205)	(19,110)	(15,000)
Business owned life insurance	—	(50,000)	—
Proceeds from sale or maturities of:
Fixed maturities available for sale	699,434	612,480	900,641
Equity securities available for sale	8,854	26,296	20,235
Net decrease (increase) in short-term investments	73,352	138,087	(116,841)
Other	(10,032)	(6,905)	(2,785)

Net cash (used by) investing activities	(430,444)	(384,744)	(122,610)

FINANCING ACTIVITIES
Net proceeds from stock issuance	—	—	46,499
Net proceeds from long-term debt	44,907	104,641	—
Repayment of debt	—	(72,500)	(10,000)
Purchase of minority interest	—	(33,304)	(707)
Other	35	1,845	—

Net cash provided by financing activities	44,942	682	35,792

Increase (decrease) in cash and cash equivalents	(11,961)	(101,261)	90,143

Cash and cash equivalents at beginning of period	42,045	143,306	53,163

Cash and cash equivalents at end of period	$30,084	$42,045	$143,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net cash paid (received) during the year for income taxes	$23,081	$14,312	$(8,884)

Cash paid during the year for interest	$5,501	$3,136	$2,714

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

Investments

Fixed Maturities and Equity Securities Available for Sale

     ProAssurance considers all fixed maturity securities as available-for-sale. Equity securities are considered as either available-for-sale or trading portfolio securities. Available-for-sale securities are carried at fair value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and included, net of related tax effects, in stockholders’ equity as “Accumulated other comprehensive income (loss)” until realized.

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. ACCOUNTING POLICIES (CONTINUED)

Impairments

     In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” ProAssurance evaluates its investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the then current period and reduces the cost basis of the security. In subsequent periods, ProAssurance measures any gain or loss or decline in value against the adjusted cost basis of the security. The following factors are considered in determining whether an investment’s decline is other than temporary:

-	the extent to which the market value of the security is less than its cost basis,

-	the length of time for which the market value of the security has been less than its cost basis,

-	the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

-	ProAssurance’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

     These estimates are based upon management’s estimates of ultimate losses and the portion of those losses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses, these estimates may vary significantly from the eventual outcome. Management regularly reviews these estimates and any adjustments necessary are reflected in the period in which the estimate is changed. Due to the size of the receivable from reinsurers, even a small adjustment to the estimates could have a material effect on ProAssurance’s results of operations for the period in which the change is made.

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. ACCOUNTING POLICIES (CONTINUED)

Goodwill

     Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (i.e., goodwill). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested annually for impairment. ProAssurance regularly reviews its goodwill and other intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment.

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

     ProAssurance believes that the methods it uses to establish the reserve for losses are reasonable and appropriate. Independent actuaries review the reserve for losses of each insurance subsidiary at least semi-annually and prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations and other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates in establishing its reserves. Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made.

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

	YEAR ENDED DECEMBER 31
	2004	2003	2002
	In thousands except per share data
Net income as reported	$72,811	$38,703	$12,207
Add: Stock-based employee compensation expense recognized under APB 25 related to the exercise of options, net of related tax effects	218	130	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,234)	(697)	(564)

Pro forma net income	$71,795	$38,136	$11,643

Earnings per share:

Basic—as reported	$2.50	$1.34	$0.47

Basic—pro forma	$2.46	$1.32	$0.44

Diluted—as reported	$2.37	$1.32	$0.46

Diluted—pro forma	$2.34	$1.30	$0.44

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. ACCOUNTING POLICIES (CONTINUED)

Accounting Changes

     On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123(revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees , and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005; early adoption is permitted. ProAssurance plans to adopt SFAS 123(R) on its effective date using the “modified prospective” method permitted by the statement.

     Under the “modified prospective” method stock based compensation is recognized (a) under the requirements of SFAS 123(R) for all share-based payments granted after the effective data of SFAS 123(R) and (b) under the requirements of SFAS 123 for all non-vested share-based payments granted prior to the adoption of SFAS 123(R).

     As permitted by SFAS 123, ProAssurance currently accounts for stock options awarded to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost related to such awards. SFAS 123(R) differs from SFAS 123 in several key computational areas, and implementation of SFAS 123(R) will require ProAssurance to select among various assumptions in order to perform the computations required under SFAS 123(R). Those assumptions have not yet been selected, thus the effect that SFAS 123(R) would have had on prior periods has not been computed. The effect of adoption of SFAS 123 (R) on future operating results cannot be predicted at this time because the effect will depend on the levels of share based payments granted in the future and the methods and assumptions used to determine the fair value of those share based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

     In September, 2004 the Emerging Issues Task Force of the FASB reached a consensus regarding Issue 04-08-“Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS” (“EITF 04-8”). Under the new guidance, issuers of contingently convertible (Co-Co) debt instruments must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. The consensus is effective for financial statements ending after December 15, 2004 and is to be retroactively applied to all periods presented. Previously, following commonly accepted interpretations of SAFS 128, “Earnings Per Share”, ProAssurance did not include the potential common shares underlying its Convertible Debentures in the calculation of diluted earnings per share because the market price contingency had not been met. Implementation of EITF 04-8 reduced diluted net income per share by $0.11 and $0.01 per share for the years ended December 31, 2004 and 2003, respectively.

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

2. SEGMENT INFORMATION (CONTINUED)

The table below provides a reconciliation of segment information to total consolidated information.

	Year ended December 31
	2004	2003	2002
	In thousands
Revenues:
Professional liability segment:
Net premiums earned	$512,655	$453,246	$327,645
Net investment income	75,029	63,099	66,790
Other revenues	6,173	10,318	(1,139)

Total segment revenues	$593,857	$526,663	$393,296
Personal lines segment:
Net premiums earned	183,365	170,268	149,763
Net investment income	10,879	10,253	10,071
Other revenues	2,395	2,189	2,580

Total segment revenues	196,639	182,710	162,414
Corporate (not attributed to segments)	4,057	267	57

Total revenues	$794,553	$709,640	$555,767

Income (loss) before taxes, minority interest and cumulative effect of accounting change:

Professional liability	$56,279	$20,657	$(14,637)
Personal lines	43,647	33,124	31,065
Corporate (not attributed to segments)	(2,458)	(3,447)	(2,818)

Income before taxes, minority interest and cumulative effect of accounting changes	$97,468	$50,334	$13,610

	December 31
	2004	2003
	In thousands
Assets:
Professional liability	$2,682,987	$2,413,043
Personal lines	495,903	431,264
Corporate (not attributed to segments)	60,308	35,045

Total assets	$3,239,198	$2,879,352

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

3. INVESTMENTS

     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	(LOSSES)	VALUE
	IN THOUSANDS
Fixed Maturities
U.S. Treasury securities	$171,256	$1,167	$(1,076)	$171,347
State and municipal bonds	823,951	16,503	(1,533)	838,921
Corporate bonds	658,177	19,601	(3,439)	674,339
Asset-backed securities	570,744	4,696	(2,062)	573,378

	2,224,128	41,967	(8,110)	2,257,985
Equity securities	31,548	3,878	(196)	35,230

	$2,255,676	$45,845	$(8,306)	$2,293,215

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands
Fixed Maturities
U.S. Treasury securities	$305,564	$2,471	$(839)	$307,196
State and municipal bonds	377,833	18,053	(211)	395,675
Corporate bonds	597,514	26,919	(2,752)	621,681
Asset-backed securities	460,048	6,215	(1,107)	465,156
Other	1,069	1	—	1,070

	1,742,028	53,659	(4,909)	1,790,778
Equity securities	37,923	4,303	(90)	42,136

	$1,779,951	$57,962	$(4,999)	$1,832,914

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

3. INVESTMENTS (CONTINUED)

	TOTAL		LESS THAN 12 MONTHS		MORE THAN 12 MONTHS
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSS	VALUE	LOSS	VALUE	LOSS
	IN THOUSANDS
Fixed maturities, available for sale
U.S. Treasury securities	$104,993	$(1,076)	$95,180	$(803)	$9,813	$(273)
State and municipal bonds	184,136	(1,533)	180,268	(1,426)	3,868	(107)
Corporate bonds	256,105	(3,439)	208,521	(1,924)	47,584	(1,515)
Asset-backed securities	267,806	(2,062)	247,354	(1,710)	20,452	(352)

	813,040	(8,110)	731,323	(5,863)	81,717	(2,247)
Equity securities available for sale	3,746	(196)	3,614	(184)	132	(12)

Available for sale securities held with unrealized losses	$816,786	$(8,306)	$734,937	$(6,047)	$81,849	$(2,259)

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

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE
	IN THOUSANDS
Due in one year or less	$95,979	$96,375
Due after one year through five years	578,222	585,478
Due after five years through ten years	542,354	561,087
Due after ten years	436,829	441,667
Asset-backed securities	570,744	573,378

	$2,224,128	$2,257,985

     Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders’ equity at December 31, 2004.

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

3. INVESTMENTS (CONTINUED)

Net Investment Income / Net Realized Investment Gains (Losses)

     Investment income by investment category is as follows:

	Year ended December 31
	2004	2003	2002
	In thousands
Fixed maturities	$80,830	$68,381	$73,008
Equities	1,831	2,510	3,435
Real estate	1,078	1,120	1,428
Short-term investments	1,585	2,637	2,922
Other invested assets	4,592	1,664	—
Business owned life insurance	2,432	1,706	—
Other	4	—	174

	92,352	78,018	80,967
Investment expenses	(5,127)	(4,399)	(4,049)

Net investment income	$87,225	$73,619	$76,918

     Gross investment gains and losses are primarily from sales of investment securities. Net realized investment gains (losses) are as follows:

	Year ended December 31
	2004	2003	2002
	In thousands
Gross gains	$7,066	$9,388	$26,040
Gross losses	(1,743)	(3,397)	(10,042)
Other than temporary impairments	(611)	(322)	(21,304)
Trading portfolio gains	2,897	323	—

Net realized investment gains (losses)	$7,609	$5,992	$(5,306)

     Net gains related to fixed maturities included in the above table are $3.7 million, $2.3 million and $11.7 million during 2004, 2003 and 2002, respectively.

     ProAssurance’s net realized investment gains and losses on available-for-sale securities are shown in the table below. The amounts recognized in the income statement were reclassified from “Other Accumulated Comprehensive Income (Loss)” in accordance with the provisions of SFAS 115.

	Year ended December 31
	2004	2003	2002
	In thousands
Net realized investment gains (losses)	$5,315	$5,458	$(5,306)
Related tax expense (benefit)	1,860	1,910	(1,857)

Reclassified gains (losses)	$3,455	$3,548	$(3,449)

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

     The effect of reinsurance on premiums written and earned is as follows:

	2004 PREMIUMS		2003 Premiums		2002 Premiums
	WRITTEN	EARNED	Written	Earned	Written	Earned
	In thousands
Direct	$789,564	$765,547	$737,602	$695,839	$634,142	$573,423
Assumed	96	96	2,508	2,508	2,014	2,991
Ceded	(72,601)	(69,623)	(71,201)	(74,833)	(99,033)	(99,006)

Net premiums	$717,059	$696,020	$668,909	$623,514	$537,123	$477,408

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

     At December 31, 2004 amounts due from individual reinsurers that exceed 5% of stockholders’ equity are as follows:

Amount Due
Reinsurer	From Reinsurer
In millions
Michigan Catastrophic Claims Association	$115.1
Hannover Ruckversicherung AG	$50.5
General Reinsurance Corp	$31.0

     During 2004, ProAssurance commuted (terminated) its various agreements with one of its reinsurers, Gerling Global Reinsurance Corporation of America. As a result of that commutation, ProAssurance reduced its receivable from reinsurers by approximately $5.6 million (net of $12.3 million cash received) and reduced its reinsurance liabilities by approximately $1.6 million. The Company received $12.3 million in cash in the transaction resulting in a net loss on the commutation of approximately $4.0 million.

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

5. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax liabilities and assets are as follows:

	December 31
	2004	2003
	In thousands
Deferred tax assets
Unpaid loss discount	$72,151	$64,843
Unearned premium adjustment	22,166	20,186
Alternative minimum tax credits	—	8,440
Tax basis in intangibles	8,943	9,588
Other	6,032	3,697

Total deferred tax assets	109,292	106,754

Deferred tax liabilities
Deferred acquisition costs	9,682	8,261
Unrealized gains on investments, net	13,139	18,537
Other	6,364	6,838

Total deferred tax liabilities	29,185	33,636

Net deferred tax assets	$80,107	$73,118

     In management’s opinion, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

     A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

	Year ended December 31
	2004	2003	2002
	In thousands
Computed “expected” tax expense	$34,114	$17,617	$4,764
Tax-exempt income	(6,830)	(5,307)	(5,757)
Other	(2,627)	(860)	805

Actual tax (benefit)	$24,657	$11,450	$(188)

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

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     ProAssurance establishes its reserve for losses based on estimates of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses for reported claims and are established by ProAssurance’s claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to ProAssurance as well as anticipated changes to losses on reported claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported and incurred but not reported claims, including amounts already paid.

     The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.

     ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance obtains an independent actuarial review of the reserve for losses of each insurance subsidiary. The independent actuaries prepare reports that include recommendations as to the level of reserves. ProAssurance considers these recommendations as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary’s certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

     Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

	Year ended December 31
	2004	2003	2002
	In thousands
Balance, beginning of year	$1,814,584	$1,622,468	$1,442,341
Less reinsurance recoverables	444,811	462,012	374,056

Net balance, beginning of year	1,369,773	1,160,456	1,068,285

Net losses:
Current year	589,497	562,256	439,600
Unfavorable (favorable) development of reserves established in prior years	(16,616)	(10,880)	8,429

Total	572,881	551,376	448,029

Paid related to:
Current year	(92,361)	(94,824)	(84,376)
Prior years	(230,040)	(247,235)	(271,482)

Total paid	(322,401)	(342,059)	(355,858)

Net balance, end of year	1,620,253	1,369,773	1,160,456
Plus reinsurance recoverables	409,339	444,811	462,012

Balance, end of year	$2,029,592	$1,814,584	$1,622,468

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

8. COMMITMENTS AND CONTINGENCIES

     ProAssurance is involved in various legal actions arising primarily from claims related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.

     ProAssurance is involved in a number of operating leases primarily for office space, office equipment, and communication lines. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004.

Operating Leases
In thousands
2005	$3,786
2006	3,004
2007	876
2008	658
2009	278
Thereafter	121

Total minimum lease payments	$8,723

     ProAssurance had rent expense of $4.1 million in the year ended December 31, 2004 and $4.3 million in the years ended December 31, 2003 and 2002.

9. MINORITY INTEREST

     On January 29, 2003 ProAssurance’s indirect subsidiary, MEEMIC Holdings, Inc. (MEEMIC Holdings) repurchased all of the outstanding shares of its common stock that were not owned by ProAssurance’s subsidiary, ProNational Insurance Company. MEEMIC Holdings used cash and investment resources of approximately $34.1 million to complete the transaction. ProAssurance recognized goodwill of $7.6 million related to the transaction. Income for the year ended December 31, 2003 was reduced by the income attributable (16%) to the MEEMIC Holdings minority interest for the period from January 1, 2003 to January 29, 2003. MEEMIC Holdings is the 100% owner of MEEMIC.

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

10. LONG-TERM DEBT

     Outstanding long-term debt, as of December 31, 2004 and December 31, 2003, consisted of the following:

		December 31
		2004	2003
		$ In thousands
Convertible Debentures due June 30, 2023, unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer’s discounts of $2,515 and $2,811 at December 31, 2004 and December 31, 2003, respectively.		$105,085	$104,789

Trust Preferred Subordinated Debentures, unsecured, and bearing floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85%.
Due	December 31, 2004 Rate

April 29, 2034	6.14%	13,403	—
May 12, 2034	6.14%	10,310	—
May 12, 2034	6.14%	22,682	—

		$151,480	$104,789

Convertible Debentures Due June 30, 2023

     In early July 2003, ProAssurance issued $107.6 million of 3.9% Convertible Debentures in a Private Offering transaction, net of an initial purchaser’s discount of $3.0 million. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million.

Summarized information regarding the structure and terms of the Convertible Debentures follows:

Issue Price. The Convertible Debentures were issued at 100.0% of their principal amount and each Convertible Debenture has a principal amount at maturity of $1,000.

Maturity Date. June 30, 2023.

Ranking. The Convertible Debentures are unsecured obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations. The Convertible Debentures are not guaranteed by any of ProAssurance’s subsidiaries.

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

10. LONG-TERM DEBT (CONTINUED)

and, accordingly, the Convertible Debentures are effectively subordinated to the indebtedness and other liabilities of ProAssurance’s subsidiaries, including insurance policy-related liabilities.

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

Conversion Rights. At December 31, 2004 the Convertible Debentures are not eligible for conversion; however, holders may convert the Convertible Debentures at any time prior to stated maturity from and after the date of the following events:

-	if the sale price of ProAssurance’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day,

-	if ProAssurance calls the Convertible Debentures for redemption, or

-	upon the occurrence of certain corporate transactions.

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Repurchase Right of Holders. Each holder of the Convertible Debentures may require ProAssurance to repurchase all or a portion of the holder’s Convertible Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the principal amount of the Convertible Debentures plus accrued and unpaid interest, including contingent interest, if any, to the date of repurchase. ProAssurance may choose to pay the purchase price in cash, shares of common stock, or a combination of cash and shares of common stock. If ProAssurance elects to pay all or a portion of the repurchase price in common stock, the shares of common stock will be valued at 97.5% of the average sale price for the 20 trading days immediately preceding and including the third day prior to the repurchase date.

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

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

10. LONG-TERM DEBT (CONTINUED)

Trust Preferred Subordinated Debentures

     In April and May 2004, ProAssurance formed two business trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II (the Trusts), as the holder of all voting securities issued by the Trusts, for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase subordinated debentures issued by ProAssurance. The only assets of the Trusts are $46.4 million variable rate ProAssurance subordinated debentures (Subordinated Debentures). The terms and maturities of the Subordinated Debentures mirror those of the TPS. The Trusts will meet the obligations of the TPS with the interest and principal ProAssurance pays to the Trusts on the Subordinated Debentures. ProAssurance is not the primary beneficiary of the Trusts, and therefore, in accordance with the provisions of FIN 46, the Trusts are not consolidated by ProAssurance. ProAssurance’s equity investment in the Trusts is included in other assets and the Subordinated Debentures payable to the Trusts are included as long-term debt in the accompanying Condensed Consolidated Balance Sheets.

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

     ProAssurance received net proceeds from the TPS transactions, after commissions and other costs of issuance, of $44.9 million. Issue costs of $1.5 million were capitalized and are being amortized over five years as a component of amortization expense. The proceeds are available for general corporate purposes, including providing statutory capital for ProAssurance’s professional liability insurance subsidiaries.

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

11. STOCKHOLDERS’ EQUITY

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

     At December 31, 2004 approximately 2.9 million of ProAssurance’s authorized shares of common stock are reserved by the Board of Directors of ProAssurance for the award or issuance of shares under incentive compensation plans as described in Note 12. Additionally, approximately 1.1 million common shares are reserved for the exercise of outstanding options, also discussed in Note 12.

     “Accumulated other comprehensive income (loss)” shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains (losses) on securities available for sale, net of taxes.

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

     As a part of the consolidation with Professionals Group, ProAssurance assumed all options outstanding under Professionals Group, Inc.’s 1996 Long-term Stock Incentive Plan (the Professionals Plan). The options assumed were fully vested. At December 31, 2004 there were 56,036 options outstanding under the Professionals Plan. No additional options are expected to be issued related to the Professionals Plan.

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

12. STOCK OPTIONS (CONTINUED)

     Information regarding ProAssurance’s outstanding options for the years ending December 31, 2004, 2003, and 2002 follows:

		WEIGHTED		Weighted		Weighted
		AVERAGE		Average		Average
		EXERCISE		Exercise		Exercise
	SHARES	PRICE	Shares	Price	Shares	Price
	2004		2003		2002
Outstanding at beginning of year	993,576	$20.72	1,103,037	$19.46	719,313	$20.82
Granted	291,329	$33.28	303,000	$22.00	415,000	$16.80
Exercised	(141,832)	$19.50	(348,815)	$18.23	(31,276)	$15.54
Forfeited	(37,700)	$26.58	(63,646)	$18.72	—	—

Outstanding at end of year	1,105,373	$24.03	993,576	$20.72	1,103,037	$19.46

Options exercisable at end of year	585,994	$22.74	552,176	$21.75	771,037	$20.60

     Outstanding ProAssurance options as of December 31, 2004 consisted of the following:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
RANGE OF		CONTRACTUAL	EXERCISE		EXERCISE
EXERCISE PRICES	NUMBERS	LIFE	PRICE	NUMBER	PRICE
$ 9.57 - $14.27	19,096	2.9 YEARS	$12.98	19,096	$12.98
$16.80 - $17.38	288,684	6.5 YEARS	$16.87	142,684	$16.93
$18.66 - $21.01	38,247	4.4 YEARS	$20.75	38,247	$20.75
$22.00 - $22.00	213,000	8.7 YEARS	$22.00	63,000	$22.00
$24.68 - $26.03	270,517	3.1 YEARS	$24.89	270,517	$24.89
$33.28 - $33.28	262,250	9.7 YEARS	$33.28	52,450	$33.28
$36.46 - $38.52	13,579	8.3 YEARS	$37.00	—	—

ALL	1,105,373	6.7 YEARS	$24.03	585,994	$22.74

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

     ProAssurance adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

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

14. EARNINGS PER SHARE

     The following represents a reconciliation from the basic to the diluted numerator and denominator used in calculating the diluted earnings per share:

	Year ended December 31
	2004	2003	2002
	In thousands except per share data
Basic earnings per share calculation:

Numerator:
Income before cumulative effect of accounting change	$72,811	$38,703	$10,513
Cumulative effect of accounting change	—	—	1,694

Net income	$72,811	$38,703	$12,207

Denominator:
Weighted average number of common shares outstanding	29,164	28,956	26,231

Basic earnings per share:
Income before cumulative effect of accounting change	$2.50	$1.34	$0.40
Cumulative effect of accounting change	—	—	0.07

Net income	$2.50	$1.34	$0.47

Diluted earnings per share calculation:
Numerator:
Income before cumulative effect of accounting change	$72,811	$38,703	$10,513
Effect of MEEMIC Holdings stock options held by minority stockholders	—	—	(210)
Effect of assumed conversion of contingently convertible debt instruments	2,967	1,425	—

Income before cumulative effect of accounting change - diluted computation	75,778	40,128	10,303
Cumulative effect of accounting change	—	—	1,694

Net income-diluted computation	$75,778	$40,128	$11,997

Denominator:
Weighted average number of common shares outstanding	29,164	28,956	26,231
Assumed conversion of dilutive stock options and awards	248	188	23
Assumed conversion of contingently convertible debt instruments	2,572	1,245	—

Diluted weighted average equivalent shares	31,984	30,389	26,254

Diluted earnings per share:
Income before cumulative effect of accounting change	$2.37	$1.32	0.39
Cumulative effective of accounting change	—	—	0.07

Net income	$2.37	$1.32	$0.46

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

14. EARNINGS PER SHARE (CONTINUED)

     In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Options are not dilutive when the exercise price of the option is below the average share price during the quarter. During years ended December 31, 2004, 2003 and 2002 certain of ProAssurance’s outstanding options were not considered to be dilutive, because the strike price of the options was below the average ProAssurance share price during the quarter. The number of options not considered to be dilutive during the years ended December 31, 2004, 2003, and 2002 averaged 126,400, 83,500 and 638,000, respectively.

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

15. BENEFIT PLANS

     ProAssurance currently maintains several defined contribution employee benefit plans that are intended to provide additional income to eligible employees upon retirement. ProAssurance’s contributions to the plans are primarily based upon employee contributions to the plans. ProAssurance’s expense under these benefit plans was $3.3 million during the year ended December 31, 2004 and $3.1 million during each of the years ended December 31, 2003 and 2002.

16. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

     ProAssurance’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition costs which are deferred under GAAP but expensed for statutory purposes; (b) investments in affiliates which are valued and carried on the cost or equity method for statutory purposes but consolidated under GAAP; and (c) deferred income taxes which are recorded under GAAP but not for statutory purposes.

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

16. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS (CONTINUED)

     The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2004, statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Statutory surplus and net income (loss) for each of ProAssurance’s insurance subsidiaries for the years ended December 31, 2004 and 2003 are as follows:

		STATUTORY
	STATUTORY SURPLUS	NET INCOME (LOSS)
	AS OF	FOR THE YEAR ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2004
	In thousands
The Medical Assurance Company, Inc.	$276,909	$17,555
ProNational Insurance Company	241,825	32,448
Red Mountain Casualty Insurance Company, Inc.	16,511	1,233
Medical Assurance of West Virginia, Inc.	8,285	(2,608)
MEEMIC Insurance Company	142,753	24,033

		Statutory
	Statutory Surplus	Net Income (Loss)
	as of	for the year ended
	December 31, 2003	December 31, 2003
	In thousands
The Medical Assurance Company, Inc.	$238,740	$11,719
ProNational Insurance Company	187,937	(8,971)
Red Mountain Casualty Insurance Company, Inc.	16,785	963
Medical Assurance of West Virginia, Inc.	10,202	(42)
MEEMIC Insurance Company	116,780	17,677

     Consolidated retained earnings are comprised primarily of subsidiaries’ retained earnings. ProAssurance’s insurance subsidiaries are permitted to pay dividends of approximately $58 million during the next year to ProAssurance or its directly owned non-insurance subsidiaries without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

PROASSURANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

17. VARIABLE INTEREST ENTITIES

     ProAssurance holds passive investments in four limited partnerships/limited liability companies that are considered to be VIE’s under FIN 46(R) guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46(R). These investments are included in Other Investments and total $39.3 million at December 31, 2004 and $37.1 million at December 31, 2003. The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. ProAssurance’s investment in one of the entities approximates $6.1 million ( a 31% interest) and is accounted for using the equity method of accounting; this investment was acquired in 2002. The remaining three investments each represent less than 10% interests in the investee, and ProAssurance uses the cost method of accounting. These investments were acquired between 2001 and 2003. ProAssurance’s maximum loss exposure relative to each of the entities is limited to the carrying value of ProAssurance`s investment in the entity.

     ProAssurance also holds all the voting securities issued by two Trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II, that are considered to be VIE’s. See Note 10. The Trusts are not consolidated because ProAssurance is not the primary beneficiary of either trust. Accordingly, within the accompanying December 31, 2004 condensed consolidated balance sheet, the Subordinated Debentures issued by ProAssurance to the Trusts are included in long-term debt, and ProAssurance’s $1.4 million equity investment in the Trusts is included in Other Assets.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for 2004 and 2003:

	2004
	1st	2nd	3rd	4th
	IN THOUSANDS EXCEPT PER SHARE DATA
Net premiums earned	$167,842	$165,897	$175,346	$186,934
Net losses and loss adjustment expenses	141,920	136,779	144,281	149,901
Net income	15,981	15,804	19,518	21,509
Basic earnings per share	0.55	0.54	0.67	0.74
Diluted earnings per share	0.52	0.52	0.63	0.69
Diluted earnings per share, as reported prior to the implementation of EITF 04-08	0.54	0.54	0.66	NOT APPLICABLE

	2003
	1st	2nd	3rd	4th
Net premiums earned	$138,196	$147,684	$165,430	$172,204
Net losses and loss adjustment expenses	125,048	131,300	145,783	149,245
Net income	6,349	8,792	9,735	13,827
Basic earnings per share	0.22	0.30	0.34	0.48
Diluted earnings per share	0.22	0.30	0.33	0.46
Diluted earnings per share, as reported prior to the implementation of EITF 04-08	0.22	0.30	0.33	0.47

     The sum of the above amounts may vary from the annual amounts because of rounding.

     As discussed in Note 1, ProAssurance has adopted the provisions of EITF 04-08 and diluted earnings per share for all periods presented includes the dilutive effect of common shares potentially issuable related to ProAssurance’s contingently convertible debt. ProAssurance had no contingently convertible debt outstanding in the 1st and 2nd quarters of 2003.

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

     The proposed transaction will be submitted to NCRIC Group’s stockholders for their consideration. ProAssurance and NCRIC Group will file with the SEC a registration statement and a proxy statement/prospectus and other relevant documents concerning the proposed transaction.

ProAssurance Corporation and Subsidiaries
Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2004

	COST		AMOUNT
	OR		AT WHICH
	AMORTIZED	FAIR	SHOWN IN THE
TYPE OF INVESTMENT	COST	VALUE	BALANCE SHEET
	In thousands
Fixed Maturities:
U.S. Treasury securities	$171,256	$171,347	$171,347
State and municipal bonds	823,951	838,921	838,921
Corporate bonds	658,177	674,339	674,339
Asset-backed securities	570,744	573,378	573,378
Certificates of deposit	—	—	—

Total fixed maturities	2,224,128	$2,257,985	2,257,985

Equity securities:
Available for sale	31,548	35,230	35,230
Trading	3,739	4,150	4,150

Total equity securities	35,287	$39,380	39,380

Real Estate, net	19,244		19,244
Short-term investments	41,423		41,423
Other invested assets	42,883		42,883
Business owned life insurance	54,138		54,138

Total investments	$2,417,103		$2,455,053

PROASSURANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

ProAssurance Corporation — Registrant Only
Condensed Balance Sheet

		December 31
	2004	2003
		In thousands
ASSETS
Investment in subsidiaries, at equity	$661,575	$610,297
Fixed maturities available for sale, at fair value	56,889	5,501
Equity securities, trading portfolio, at fair value	—	5,226
Short-term investments	2,676	23,440
Cash and cash equivalents	743	878
Due from subsidiaries	11,956	—
Other assets	29,827	30,215

	$763,666	$675,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to subsidiaries	$—	$23,868
Other liabilities	1,167	595
Long-term debt	151,480	104,789

	152,647	129,252

Stockholders’ Equity:
Common stock	293	292
Other stockholders’ equity, including unrealized gains (losses) on securities of subsidiaries	610,726	546,013

Total stockholders’ equity	611,019	546,305

	$763,666	$675,557

ProAssurance Corporation — Registrant Only
Condensed Statements of Income

	Year ended December 31
	2004	2003	2002
	In thousands
Revenues:
Investment income	$1,317	$267	$57
Other Income	2,779	308	—

	4,096	575	57

Expenses:
Loss on early extinguishment of debt	—	305	—
Interest expense	6,515	3,409	2,875
Other expenses	3,882	1,702	1,441

	10,397	5,416	4,316

Loss before income tax (benefit) and equity in net income of subsidiaries	(6,301)	(4,841)	(4,259)
Income tax (benefit)	(2,319)	(967)	(1,491)

Loss before equity in net income of subsidiaries	(3,982)	(3,874)	(2,768)
Equity in net income of subsidiaries	76,793	42,577	14,975

Net income	$72,811	$38,703	$12,207

PROASSURANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

ProAssurance Corporation — Registrant Only
Condensed Statements of Cash Flow

	Year ended December 31
	2004	2003	2002
	In thousands
Cash used by operating activities	$(11,896)	$(9,733)	$(6,533)

Investing activities
Purchases of fixed maturities	(101,172)	(134,661)	—
Proceeds from sale or maturities of :
Fixed maturities available for sale	50,480	129,160	—
Equity securities available for sale	7,791	—	—
Net decrease/increase in short-term investments	20,764	(23,440)	—
Dividends from subsidiaries	28,350	—	—
Contribution of capital to subsidiaries	(38,000)	(25,483)	—
Other	(1,395)	—	—

	(33,182)	(54,424)	—

Financing activities
Proceeds from long-term debt	44,907	104,641	—
Repayment of debt	—	(72,500)	(10,000)
Proceeds from stock offering	—	—	46,499
Other	36	2,881	—

	44,943	35,022	36,499

Increase (decrease) in cash and cash equivalents	(135)	(29,135)	29,966
Cash and cash equivalents, beginning of period	878	30,013	47

Cash and cash equivalents, end of period	$743	$878	$30,013

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

1. Basis of Presentation

ProAssurance Corporation (PRA Holding) was formed for the purpose of consolidating Medical Assurance, Inc. (Medical Assurance) and Professionals Group, Inc. (Professionals Group); the consolidation date was June 27, 2001. The registrant-only financial statements should be read in conjunction with ProAssurance’s consolidated financial statements. At December 31, 2004 and 2003 PRA Holding’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition less dividends received from the subsidiaries.

2. Other Assets

Other assets includes goodwill of $15.6 million related to PRA Holding’s acquisition of Professionals Group and goodwill of $7.6 million related to the 2003 acquisition of the minority interest of MEEMIC Holdings, Inc., a subsidiary of Professionals Group.

PROASSURANCE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT (CONTINUED)

3. Long-term Debt

Outstanding long-term debt, as of December 31, 2004 and December 31, 2003, consisted of the following:

		December 31
		2004	2003
		$ In thousands
Convertible Debentures due June 30, 2023 (Convertible Debentures), unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer’s discounts of $2,515 and $2,811 at December 31, 2004 and December 31, 2003, respectively.		$105,085	$104,789

Trust Preferred Subordinated Debentures (Subordinated Debentures), unsecured, and bearing floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85%.

Due	December 31, 2004 Rate
April 29, 2034	6.14%	13,403	—
May 12, 2034	6.14%	10,310	—
May 12, 2034	6.14%	22,682	—

		$151,480	$104,789

PRA Holding issued $107.6 million of 3.9% Convertible Debentures in a Private Offering transaction, net of an initial purchaser’s discount of $3.0 million, in July 2003. The Convertible Debentures are due June 30, 2023 but may be repaid or called prior to that date. PRA Holding used the net proceeds of the Convertible Debentures to pay off its existing term loan having an outstanding principal balance of $67.5 million.

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

All of PRA Holding’s treasury shares are owned by its subsidiaries. In the registrant-only financial statements, stockholders’ equity has been reduced by the cost of these treasury shares and PRA Holding’s investment in subsidiaries has been reduced by the cost of the treasury shares owned by the subsidiaries.

5. Income Taxes

Under terms of PRA Holding’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.

PROASSURANCE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	In thousands
Deferred policy acquisition costs	$27,662	$23,603	$22,729
Reserve for losses and loss adjustment expenses	2,029,592	1,814,584	1,622,468
Unearned premiums	314,179	290,134	248,371
Net premiums earned	696,020	623,514	477,408
Premiums assumed from other companies	96	2,508	2,991
Net investment income	87,225	73,619	76,918
Net losses and loss adjustment expenses	572,881	551,376	448,029
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	63,370	54,863	41,800
Other underwriting, acquisition and insurance expenses	54,319	49,353	49,453
Net premiums written	717,059	668,909	537,123

PROASSURANCE CORPORATION AND SUBSIDIARIES
SCHEDULE IV — REINSURANCE
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	In thousands
PROPERTY AND CASUALTY
Premiums earned	$765,547	$695,839	$573,091
Premiums ceded	(69,623)	(74,833)	(98,918)
Premiums assumed	280	2,495	2,516

Net premiums earned	$696,204	$623,501	$476,689

Percentage of amount assumed to net	0.04%	0.40%	0.53%

ACCIDENT AND HEALTH
Premiums earned	—	—	332
Premiums ceded	—	—	(88)
Premiums assumed	(184)	13	475

Net premiums earned	$(184)	$13	$719

Percentage of amount assumed to net	100%	100%	66.06%

Total net premiums earned	$696,020	$623,514	$477,408

     PROASSURANCE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
	In thousands
Deferred policy acquisition costs	$27,662	$23,603	$22,729
Reserve for losses and loss adjustment expenses	2,029,592	1,814,584	1,622,468
Unearned premiums	314,179	290,134	248,371
Net premiums earned	696,020	623,514	477,408
Net investment income	87,225	73,619	76,918
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	589,497	562,256	439,600
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(16,616)	(10,880)	8,429
Amortization of deferred policy acquisition costs	63,370	54,863	41,800
Paid losses and loss adjustment expenses related to current year losses, net of reinsurance	(92,362)	(94,824)	(84,376)
Paid losses and loss adjustment expenses related to prior year losses, net of reinsurance	(230,040)	(247,235)	(271,482)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement to Consolidate by and between Medical Assurance, Inc. and Professionals Group, Inc. dated June 22, 2000 as amended as of November 1, 2000. (1)

2.2	Agreement and Plan of Merger dated as of July 9, 2002 among ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings (2)

2.3	Amendment No. 1 to Agreement and Plan of Merger dated as of July 9, 2002 among ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings, Inc. made on September 18, 2002 (3)

2.4	Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc. and NCP Merger Corporation, dated February 28, 2005 (4)

3.1(a)	Certificate of Incorporation of ProAssurance (1)

3.1(b)	Certificate of Amendment of ProAssurance (5)

3.2	Bylaws of ProAssurance*

4.1	Purchase Agreement, dated July 1, 2003, between Registrant and the representatives of the initial purchasers of the Debentures (without exhibits) (6)

4.2	Indenture dated July 7, 2003, between and among Registrant and the initial purchasers of the Debentures (7)

4.3	Registration Rights Agreement, dated July 7, 2003, between and among Registrant and the initial purchasers of the Debentures (7)

4.4	ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on April 29, 2004 in original principal amount of $13,403,000 (8)

4.5	Indenture between ProAssurance Corporation and Wilmington Trust Company as Trustee dated as of April 29, 2004 (8)

4.6	Certificate for 13,000 Preferred Securities of ProAssurance Capital Trust I (Liquidation Amount $1,000 per Preferred Security) issued on April 29, 2004 (8)

4.7	Amended and Restated Declaration of Trust of ProAssurance Capital Trust I dated as of April 29, 2004 (8)

4.8	Preferred Securities Guarantee Agreement ProAssurance Capital Trust I dated as of April 29, 2004 (8)

Exhibit
Number	Description
4.9	ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on May 26, 2004 in original principal amount of $22,682,000 (9)

4.10	ProAssurance Corporation Floating Rate Junior Subordinated Debenture due 2034 issued as on May 12, 2004 in original principal amount of $10,310,000 (9)

4.11	Amended and Restated Declaration of Trust of ProAssurance Capital Trust II dated as of May 12, 2004 (9)

4.12	Preferred Securities Guarantee Agreement ProAssurance Capital Trust II dated as of May 12, 2004 (9)

4.13	Indenture between ProAssurance Corporation and Wilmington Trust Company as Trustee dated as of May 12, 2004 (9)

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (10)

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (5)

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (11)

10.2	Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (12)

10.3	ProAssurance Corporation 2004 Equity Incentive Plan (13)

10.4(a)	Release and Severance Agreement between Victor T. Adamo and ProAssurance (14)

10.4(b)	Amendment to Release and Severance Compensation Agreement of Victor T. Adamo (15)

10.4(c)	Release and Severance Agreement between Lynn M. Kalinowski and ProAssurance (16)

10.4(d)	Release and Severance Agreement between Howard H. Friedman and ProAssurance (15)

10.4(e)	Release and Severance Agreement between James J. Morello and ProAssurance (15)

10.4(f)	Release and Severance Agreement between Frank B. O’Neil and ProAssurance (3)

10.5	Employment Agreement of A. Derrill Crowe, as amended (15)

Exhibit
Number	Description
10.6	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance: (3)

Victor T. Adamo
Lucian F. Bloodworth
Paul R. Butrus
A. Derrill Crowe
Robert E. Flowers
Howard H. Friedman
Lynn M. Kalinowski
John J. McMahon
James J. Morello
John P. North
Frank B. O’Neil
Ann F. Putallaz
Edward N. Rand

10.7	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII)*

10.8	ProAssurance Group 2004 Deferred Compensation Plan dated October 11, 2004, of which A. Derrill Crowe is the sole participant*

10.9	Development Agreement Between Kero Development LLC and MEEMIC Insurance Company dated November 18, 2004 (without Rider and Exhibits)*

21.1	Subsidiaries of ProAssurance Corporation*

23.1	Consent of Ernst & Young — Report on Consolidated Financial Statements of Registrant and Subsidiaries

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance Corporation required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

* Previously Filed

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (“SEC”).

(2)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(3)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(4)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on February 28, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(5)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(6)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-3 (File No. 333-109972) and incorporated by reference pursuant to SEC Rule 12b-32.

(7)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 001-16533) and incorporated by reference pursuant to SEC Rule 12b-32.

(8)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(9)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(10)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(11)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(12)	Filed as an Exhibit to Professionals Group’s Registration Statement on Form S-4 (File No. 333-3138) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(13)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(14)	Filed as an Exhibit to ProAssurance’s Form 10-Q (File No. 001-16533) for the quarter ended June 30, 2001 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(15)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-3 (File No. 333-100526) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(16)	Filed as an Exhibit to ProAssurance’s Form 10-Q (File No. 001-16533) for the quarter ended September 30, 2001 and incorporated herein by reference pursuant to SEC Rule 12b-32.