Form 10-Q
period 2005-06-30
PROASSURANCE CORP
filed 2005-08-09
CIK 1127703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended JUNE 30, 2005 or ______

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______ to ______

Commission file number 0-16533

                            ProAssurance Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      63-1261433
  -------------------------------              ---------------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation of Organization)

    100 Brookwood Place, Birmingham, AL                        35209
 ----------------------------------------             ------------------------
 (Address of Principal Executive Offices)                    (Zip Code)

                                 (205) 877-4400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              _____________________________________________________
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report

      Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

      As of June 30, 2005 there were 29,405,452 shares of the registrant's common stock outstanding.

                            PROASSURANCE CORPORATION
                                    FORM 10Q

                                TABLE OF CONTENTS

Part  I - Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets..........................................................    3

                  Condensed Consolidated Statements of Changes in Capital........................................    4

                  Condensed Consolidated Statements of Income....................................................    5

                  Condensed Consolidated Statements of Comprehensive Income (Loss)...............................    6

                  Condensed Consolidated Statements of Cash Flows................................................    7

                  Notes to Condensed Consolidated Financial Statements...........................................    8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................   31

         Item 4.  Controls and Procedures........................................................................   32

         Forward-Looking Statements..............................................................................   33

Part II - Other Information

         Item 1.  Legal Proceedings..............................................................................   34

         Item 4.  Submission of Matters to a Vote of Security Holders ...........................................   34

         Item 6.  Exhibits.......................................................................................   34

         Signature...............................................................................................   35

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JUNE 30          December 31
                                                                                2005              2004
                                                                           -------------      -------------
ASSETS
Investments:
   Fixed maturities available for sale, at fair value                      $   2,397,864      $   2,257,985
   Equity securities available for sale, at fair value                            18,837             35,230
   Equity securities, trading portfolio, at fair value                             4,682              4,150
   Real estate, net                                                               22,220             19,244
   Short-term investments                                                         71,873             41,423
   Business owned life insurance                                                  55,276             54,138
   Other                                                                          46,075             42,883
                                                                           -------------      -------------
Total investments                                                              2,616,827          2,455,053

Cash and cash equivalents                                                         37,075             30,084
Premiums receivable                                                              117,007            131,736
Receivable from reinsurers on unpaid losses and
   loss adjustment expenses                                                      423,669            409,339
Prepaid reinsurance premiums                                                      18,728             18,888
Deferred taxes                                                                    82,541             80,107
Other assets                                                                     112,826            113,991
                                                                           -------------      -------------

                                                                           $   3,408,673      $   3,239,198
                                                                           =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                         $   2,157,868      $   2,029,592
   Unearned premiums                                                             304,455            314,179
   Reinsurance premiums payable                                                   75,584             69,507
                                                                           -------------      -------------
Total policy liabilities                                                       2,537,907          2,413,278
Other liabilities                                                                 57,756             63,421
Long-term debt                                                                   151,628            151,480
                                                                           -------------      -------------
Total liabilities                                                              2,747,291          2,628,179

Commitments and contingencies                                                          -                  -

Stockholders' Equity:
   Common stock, par value $0.01 per share
     100,000,000 shares authorized; 29,527,217 and
     29,326,228 shares issued, respectively                                          295                293
   Additional paid-in capital                                                    319,466            313,957
   Accumulated other comprehensive income, net of deferred tax expense
     of $10,689 and $13,139, respectively                                         19,847             24,397
   Retained earnings                                                             321,830            272,428
                                                                           -------------      -------------
                                                                                 661,438            611,075
   Less treasury stock, at cost, 121,765 shares                                      (56)               (56)
                                                                           -------------      -------------
Total stockholders' equity                                                       661,382            611,019
                                                                           -------------      -------------

                                                                           $   3,408,673      $   3,239,198
                                                                           =============      =============

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)

                                                               ACCUMULATED OTHER
                                                                 COMPREHENSIVE        RETAINED     OTHER CAPITAL
                                                   TOTAL            INCOME            EARNINGS        ACCOUNTS
                                                 ---------     -----------------     ----------    -------------
Balance at December 31, 2004                     $ 611,019     $          24,397     $  272,428    $     314,194

Net income                                          49,402                     -         49,402                -

Change in fair value of securities available
   for sale, net of deferred taxes and
   reclassification adjustments                     (4,550)               (4,550)             -                -

Common stock issued for compensation                 1,764                     -              -            1,764

Common stock options exercised                       3,747                     -              -            3,747
                                                 ---------     -----------------     ----------    -------------

Balance at June 30, 2005                         $ 661,382     $          19,847     $  321,830    $     319,705
                                                 =========     =================     ==========    =============

                                                               Accumulated Other
                                                                 Comprehensive        Retained     Other Capital
                                                   Total            Income            Earnings        Accounts
                                                 ---------     -----------------     ----------    -------------
Balance at December 31, 2003                     $ 546,305     $          34,422     $  199,617    $     312,266

Net income                                          31,785                     -         31,785                -

Change in fair value of securities available
   for sale, net of deferred taxes and
   reclassification adjustments                    (27,147)              (27,147)             -                -

Common stock issued for compensation                 1,598                     -              -            1,598

Common stock options exercised                         194                     -              -              194
                                                 ---------     -----------------     ----------    -------------

Balance at June 30, 2004                         $ 552,735     $           7,275     $  231,402    $     314,058
                                                 =========     =================     ==========    =============

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30                        JUNE 30
                                                -------------------------     -------------------------
                                                   2005           2004           2005           2004
                                                ----------     ----------     ----------     ----------
Revenues:

     Gross premiums written                     $  161,373     $  163,756     $  377,031     $  382,483
                                                ==========     ==========     ==========     ==========
     Net premiums written                       $  139,969     $  144,253     $  336,389     $  339,715
                                                ==========     ==========     ==========     ==========

     Premiums earned                            $  192,808     $  184,870     $  386,911     $  373,398
     Premiums ceded                                (20,687)       (18,973)       (40,611)       (39,659)
                                                ----------     ----------     ----------     ----------
     Net premiums earned                           172,121        165,897        346,300        333,739
     Net investment income                          26,146         20,683         51,568         40,534
     Net realized investment gains                   1,454            626          2,396          4,283
     Other income                                    1,426          1,232          3,073          2,243
                                                ----------     ----------     ----------     ----------
Total revenues                                     201,147        188,438        403,337        380,799

Expenses:

     Losses and loss adjustment expenses           146,239        161,710        301,460        314,383
     Reinsurance recoveries                        (15,169)       (24,931)       (31,174)       (35,683)
                                                ----------     ----------     ----------     ----------
     Net losses and loss adjustment expenses       131,070        136,779        270,286        278,700
     Underwriting, acquisition and insurance
       expenses                                     29,902         29,367         60,504         57,339
     Interest expense                                2,031          1,492          4,167          2,635
                                                ----------     ----------     ----------     ----------
Total expenses                                     163,003        167,638        334,957        338,674
                                                ----------     ----------     ----------     ----------

Income before income taxes                          38,144         20,800         68,380         42,125

Provision for income taxes:
     Current expense                                10,536          2,328         19,018          7,654
     Deferred expense (benefit)                        143          2,668            (40)         2,686
                                                ----------     ----------     ----------     ----------
                                                    10,679          4,996         18,978         10,340
                                                ----------     ----------     ----------     ----------

Net income                                      $   27,465     $   15,804     $   49,402     $   31,785
                                                ==========     ==========     ==========     ==========

Earnings per share:
     Basic                                      $     0.93     $     0.54     $     1.69     $     1.09
                                                ==========     ==========     ==========     ==========
     Diluted                                    $     0.88     $     0.52     $     1.58     $     1.04
                                                ==========     ==========     ==========     ==========

Weighted average number of common shares
outstanding:
     Basic                                          29,386         29,158         29,302         29,138
                                                ==========     ==========     ==========     ==========
     Diluted                                        32,205         31,995         32,138         31,964
                                                ==========     ==========     ==========     ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                       JUNE 30
                                                          -------------------------     -------------------------
                                                             2005           2004           2005           2004
                                                          ----------     ----------     ----------     ----------
COMPREHENSIVE INCOME (LOSS):

   Net income                                             $   27,465     $   15,804     $   49,402     $   31,785

   Change in fair value of securities available
     for sale, net of deferred taxes                          19,611        (38,562)        (2,925)       (25,243)

   Reclassification adjustment for realized investment
     (gains) losses included in income, net of
     deferred taxes                                             (988)             1         (1,625)        (1,904)
                                                          ----------     ----------     ----------     ----------
Comprehensive income (loss)                               $   46,088     $  (22,757)    $   44,852     $    4,638
                                                          ==========     ==========     ==========     ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                               -------------------------
                                                                  2005           2004
                                                               ----------     ----------
OPERATING ACTIVITIES

Net Income                                                     $   49,402     $   31,785
Depreciation and amortization                                      13,310         13,318
Net realized investment gains (losses) and net purchases of
   trading portfolio securities                                    (2,965)        (4,678)
Changes in assets and liabilities:
     Premiums receivable                                           14,013          8,244
     Reserve for losses and loss adjustment expenses              128,276        116,677
     Unearned premiums                                             (9,724)         9,085
     Reinsurance related assets and liabilities                    (8,092)         2,465
     Other                                                         (2,625)        (5,303)
                                                               ----------     ----------
Net cash provided by operating activities                         181,595        171,593
                                                               ----------     ----------

INVESTING ACTIVITIES

Purchases of:

     Fixed maturities available for sale                         (562,272)      (604,143)
     Equity securities available for sale                            (212)          (538)
     Other investments                                             (2,387)        (3,137)

Proceeds from sale or maturity of:

     Fixed maturities available for sale                          406,807        327,277
     Equity securities available for sale                          16,139          5,798
Net (increase) decrease in short-term investments                 (30,450)        57,384
Other                                                              (5,863)        (5,527)
                                                               ----------     ----------
Net cash (used by) investing activities                          (178,238)      (222,886)
                                                               ----------     ----------

FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                                -         46,395
Debt issuance costs                                                     -         (1,491)
Other                                                               3,634             22
                                                               ----------     ----------
Net cash provided by financing activities                           3,634         44,926
                                                               ----------     ----------

Increase (decrease) in cash and cash equivalents                    6,991         (6,367)
Cash and cash equivalents at beginning of period                   30,084         42,045
                                                               ----------     ----------
Cash and cash equivalents at end of period                     $   37,075     $   35,678
                                                               ==========     ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance's December 31, 2004 report on Form 10-K/A.

Stock-Based Compensation

      ProAssurance grants stock options to key employees under its various stock compensation plans adopted by the Board of Directors and approved by the stockholders ("the ProAssurance Plans"). ProAssurance accounts for such stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). The following table illustrates the effect on net income (in thousands) and earnings per share as if ProAssurance had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to options granted.

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30                          JUNE 30
                                                        ---------------------------     ---------------------------
                                                           2005            2004            2005            2004
                                                        -----------     -----------     -----------     -----------
Net income, as reported                                 $    27,465     $    15,804     $    49,402     $    31,785
Add: Stock-based employee compensation expense
  recognized under APB 25 related to the exercise of
  options, net of related tax effects                            14              84              30             148
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                   (612)           (365)         (1,000)           (624)
                                                        -----------     -----------     -----------     -----------
Pro forma net income                                    $    26,867     $    15,523     $    48,432     $    31,309
                                                        ===========     ===========     ===========     ===========
Earnings per share:

  Basic -- as reported                                  $      0.93     $      0.54     $      1.69     $      1.09
                                                        ===========     ===========     ===========     ===========
  Basic -- pro forma                                    $      0.91     $      0.53     $      1.65     $      1.07
                                                        ===========     ===========     ===========     ===========
  Diluted -- as reported                                $      0.88     $      0.52     $      1.58     $      1.04
                                                        ===========     ===========     ===========     ===========
  Diluted -- pro forma                                  $      0.86     $      0.51     $      1.55     $      1.03
                                                        ===========     ===========     ===========     ===========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

1. BASIS OF PRESENTATION (CONTINUED)

Reclassifications

      Certain reclassifications have been made to the June 30, 2004 Statement of Cash Flows to conform to the current year and December 31, 2004 presentation. The reclassification did not affect cash flow from operating activities.

Accounting Changes

      On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under current SEC rules, ProAssurance must adopt SFAS 123(R) no later than January 1, 2006; early adoption is permitted. ProAssurance plans to adopt SFAS 123(R) effective January 1, 2006 using the "modified prospective" method permitted by the statement.

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

      In the fourth quarter of 2004, ProAssurance implemented the FASB's September 2004 consensus regarding Issue 04-08 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-8"). Under the new guidance, issuers of contingently convertible (Co-Co) debt instruments must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. Prior to implementation of EITF 04-8, ProAssurance followed commonly accepted interpretations of SAFS 128, "Earnings Per Share" and did not include the potential Co-Co shares in its diluted earnings per share computations because the market price contingency had not been met. In accordance with EITF 04-8 diluted earnings per share for the three months and six months ended June 30, 2004 have been restated; the restatement reduced previously reported diluted earnings per share by $0.02 in the three month period and $0.04 in the six month period.

      The FASB issued SFAS 154, Accounting Changes and Error Corrections, in May 2005 as a replacement of APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ProAssurance expects to adopt SFAS 154 on its effective date.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

2. SEGMENT INFORMATION

      ProAssurance operates in the U.S. in two reportable industry segments: the professional liability insurance segment and the personal lines segment.

      The professional liability insurance segment principally provides professional liability insurance for providers of health care services, principally in the Southeast and Midwest. The professional liability segment includes the operating results of three significant insurance companies. The personal lines segment provides personal auto, homeowners, boat and umbrella coverages to educational employees and their families through a single insurance company, principally in the state of Michigan.

      The accounting policies of each segment are consistent with those described in the Notes to the Consolidated Financial Statements included in ProAssurance's December 31, 2004 Annual Report on Form 10-K/A. Other than cash and securities owned directly by the parent company, the assets of ProAssurance are attributable to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense attributable to long-term debt held by the parent company, all revenues and expenses of ProAssurance are attributable to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from unaffiliated customers and the effect of transactions between segments has been eliminated.

      The table below provides a reconciliation of segment information to total consolidated information.

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30                         JUNE 30
                                               ---------------------------     ---------------------------
                                                  2005             2004           2005            2004
                                               -----------     -----------     -----------     -----------
                                                       In thousands                   In thousands
Revenues:
   Professional liability segment:
     Net premiums earned                       $   124,699     $   120,604     $   251,971     $   244,161
     Net investment income                          22,450          17,791          44,362          35,090
     Other revenues                                  1,495             532           3,670           3,882
                                               -----------     -----------     -----------     -----------
       Total segment revenues                      148,644         138,927         300,003         283,133
   Personal lines segment:
     Net premiums earned                            47,422          45,293          94,329          89,578
     Net investment income                           3,091           2,791           6,107           5,297
     Other revenues                                  1,384             687           1,741           1,295
                                               -----------     -----------     -----------     -----------
       Total segment revenues                       51,897          48,771         102,177          96,170
   Corporate (not attributed to segments)              606             740           1,157           1,496
                                               -----------     -----------     -----------     -----------

       Total revenues                          $   201,147     $   188,438     $   403,337     $   380,799
                                               ===========     ===========     ===========     ===========
Income (loss) before taxes:
     Professional liability                    $    26,131     $    11,868     $    47,314     $    22,724
     Personal lines                                 13,438           9,684          24,076          20,540
     Corporate (not attributed to segments)         (1,425)           (752)         (3,010)         (1,139)
                                               -----------     -----------     -----------     -----------

       Income before taxes                     $    38,144     $    20,800     $    68,380     $    42,125
                                               ===========     ===========     ===========     ===========

                                                 JUNE 30      December 31
                                                   2005          2004
                                               -----------    -----------
                                                      In thousands
Assets:
     Professional liability                    $ 2,826,716    $ 2,682,987
     Personal lines                                521,204        495,903
     Corporate (not attributed to segments)         60,753         60,308
                                               -----------    -----------

       Total assets                            $ 3,408,673    $ 3,239,198
                                               ===========    ===========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

3. INVESTMENTS

      The amortized cost of available-for-sale fixed maturities and equity securities is $2.386 billion and $2.256 billion at June 30, 2005 and December 31, 2004, respectively. Proceeds from sales of fixed maturities and equity securities during the six months ended June 30, 2005 and 2004 are $296.7 million and $219.2 million, respectively.

      Net realized investment gains (losses) are comprised of the following (in thousands):

                                               SIX MONTHS ENDED
                                                   JUNE 30
                                            -----------------------
                                              2005          2004
                                            ---------     ---------
Gross realized gains                        $   3,640     $   3,539
Gross realized (losses)                          (864)         (602)
Other than temporary impairment (losses)         (344)            -
Trading portfolio gains (losses)                  (36)        1,346
                                            ---------     ---------

Net realized investment gains (losses)      $   2,396     $   4,283
                                            =========     =========

4. INCOME TAXES

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance's investment income is tax-exempt.

5. DEFERRED POLICY ACQUISITION COSTS

      Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred policy acquisition costs, net of ceding commissions earned, amounted to approximately $32.6 million and $30.9 million for the six months ended June 30, 2005 and 2004, respectively.

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

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

7. LONG-TERM DEBT

      Outstanding long-term debt, as of June 30, 2005 and December 31, 2004, consisted of the following:

                                                                    JUNE 30     December 31
                                                                     2005          2004
                                                                   ---------    -----------
                                                                        In thousands
Convertible Debentures due June 30, 2023 (the Convertible
   Debentures), unsecured and bearing a fixed interest
   rate of 3.9%, net of unamortized original issuer's
   discounts of $2,367 and $2,515 at June 30, 2005 and
   December 31, 2004, respectively                                 $ 105,233    $   105,085

Trust Preferred Subordinated Debentures (the Subordinated
   Debentures), unsecured, and bearing interest at a floating rate, adjustable quarterly, equal to the three-month LIBOR plus 3.85%. At June 30, 2005 this rate is 7.12%

                         Due
                     April 29, 2034                                   13,403         13,403
                     May 12, 2034                                     10,310         10,310
                     May 12, 2034                                     22,682         22,682
                                                                   ---------    -----------
                                                                   $ 151,628    $   151,480
                                                                   =========    ===========

Convertible Debentures

      The Convertible Debentures are unsecured obligations that rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations of the parent company, but are effectively subordinated to the indebtedness and other liabilities of ProAssurance's subsidiaries, including insurance policy-related liabilities.

      The Convertible Debentures are convertible into shares of common stock of ProAssurance. Holders may convert the Convertible Debentures at any time prior to stated maturity from and after the date of the following events: if ProAssurance calls the Convertible Debentures for redemption; upon the occurrence of certain corporate transactions, including a change of control; or if the sale price of ProAssurance's common stock exceeds 120% of the then conversion price for a specified period as defined in the Indenture. The conversion price was initially established at $41.83 per common share or 23.9037 shares per $1,000 principal amount of the Convertible Debentures surrendered for conversion. ProAssurance has the right to deliver cash in lieu of common stock for all or a portion of any conversion shares.

      Holders of the Convertible Debentures may require ProAssurance to repurchase all or a portion of the holder's Convertible Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the principal amount of the Convertible Debentures. ProAssurance may choose to pay the purchase price in cash, shares of common stock, or a combination of cash and shares of common stock.

      ProAssurance may redeem some or all of the Convertible Debentures for cash on or after July 7, 2008 with proper notice to the holders of the Convertible Debentures.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

7. LONG-TERM DEBT (CONTINUED)

      For additional information regarding the terms of the Debentures see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance's December 31, 2004 Annual Report on Form 10-K/A.

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

      For additional information regarding the terms of our Convertible and Subordinated Debentures see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance's December 31, 2004 Annual Report on Form 10-K/A.

Fair Value

      At June 30, 2005, the fair value of our Convertible Debentures is approximately 111% of face value based on available independent market quotes. The fair value of our Subordinated Debentures approximates the face value of the debentures.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

8. STOCKHOLDERS' EQUITY

      At June 30, 2005 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At June 30, 2005 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

      In 2005 ProAssurance granted 314,985 options having a weighted average exercise price of $41.16 per share. The weighted-average fair value of each option is $16.59, using the Black-Scholes option pricing model and the following model assumptions (on a weighted-average basis): risk-free interest rate of 4.3%, volatility of 0.33, expected life of 6 years; and dividend yield of 0%.

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

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

10. EARNINGS PER SHARE

      The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (amounts are in thousands, except per share data):

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30                   JUNE 30
                                                               ----------------------    ----------------------
                                                                 2005         2004         2005         2004
                                                               ---------    ---------    ---------    ---------
Basic earnings per share calculation:
   Numerator:
   Net income                                                  $  27,465    $  15,804    $  49,402    $  31,785
                                                               =========    =========    =========    =========
   Denominator:
   Weighted average number of common shares outstanding           29,386       29,158       29,302       29,138
                                                               =========    =========    =========    =========

   Basic earnings per share                                    $    0.93    $    0.54    $    1.69    $    1.09
                                                               =========    =========    =========    =========
Diluted earnings per share calculation:
   Numerator:
   Net income                                                  $  27,465    $  15,804    $  49,402    $  31,785
   Effect of assumed conversion of contingently convertible
     debt instruments                                                742          742        1,483        1,483
                                                               ---------    ---------    ---------    ---------
   Net income-diluted computation                              $  28,207    $  16,546    $  50,885    $  33,268
                                                               =========    =========    =========    =========
   Denominator:
   Weighted average number of common shares outstanding           29,386       29,158       29,302       29,138
   Assumed conversion of dilutive stock options and awards           247          265          264          254
   Assumed conversion of contingently convertible debt
     instruments                                                   2,572        2,572        2,572        2,572
                                                               ---------    ---------    ---------    ---------

   Diluted weighted average equivalent shares                     32,205       31,995       32,138       31,964
                                                               =========    =========    =========    =========

   Diluted earnings per share                                  $    0.88    $    0.52    $    1.58    $    1.04
                                                               =========    =========    =========    =========

      In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Options are not dilutive when the exercise price of the option is above the average share price during the quarter. During the six-month periods ended June 30, 2005 and 2004 certain of ProAssurance's outstanding options were not considered to be dilutive, because the exercise price of the options was above the average ProAssurance share price during the period. The average number of options not considered to be dilutive during the six months ended June 30, 2005, and 2004 is approximately 313,000 and 119,000, respectively.

      ProAssurance has implemented the consensus reached in EITF 04-8 and has assumed conversion of its outstanding convertible debt in the computation of diluted earnings per share for the six-month periods ended June 30, 2005 and 2004. Prior to implementation of EITF 04-8 in the fourth quarter of 2004, ProAssurance did not assume conversion of its convertible debt in the computation of diluted earnings per share and previously reported diluted earnings per share for the three- and six-month periods ended June 30, 2004 as $0.54 and $1.08, respectively.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

11. SUBSEQUENT EVENT--MERGER WITH NCRIC GROUP, INC.

      On August 3, 2005 ProAssurance acquired all of the outstanding common stock of NCRIC Group, Inc. (NCRIC) in a stock-for-stock purchase transaction whereby ProAssurance issued approximately 1.7 million shares to NCRIC shareholders. The cost of the acquisition is approximately $69.9 million. NCRIC principally holds a single property and casualty insurance company that provides medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. For the year ended December 31, 2004 NCRIC reported total revenues of $79.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes (unaudited) thereto accompanying this report and ProAssurance's Annual Report on Form 10-K/A for the year ended December 31, 2004, which includes a Glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, "we," "us" and "our" refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under "Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.

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

      We evaluate each of our ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At June 30, 2005 all such ceded contracts are accounted for as risk transferring contracts.

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

      Within our operating subsidiaries our primary need for liquidity is to pay losses and operating expenses in the ordinary course of business. Our operating activities provided positive cash flow of $181.6 million for the six months ended June 30, 2005 as compared to $171.6 million for the six months ended June 30, 2004. In both periods, the primary sources of our operating cash flows are net investment income and the excess of premiums collected over net losses paid and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. A general measure of this timing delay is the paid loss ratio, which is computed by dividing paid losses for the period by net earned premium. Our paid loss ratios for the six months ended June 30, 2005 and 2004 are 45% and 50%, respectively.

      We believe that premium adequacy is critical to our long-term liquidity. We continually review rates and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We are unable to predict whether we will continue to receive approval for our rate filings.

      We manage our investment portfolio to ensure that it will have sufficient liquidity to meet our obligations. In performing this analysis we consider the timing of maturity of the investments in our investment portfolio as well as the expected cash flows to be generated by our operations. In 2004 we had operating cash flow of $373.5 million and year-to-date in 2005 we have operating cash flow of $181.6 million. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in determining the expected payout of our loss reserves. To the extent that we have an unanticipated shortfall in cash we can either liquidate securities held in our investment portfolio or borrow funds under previously established borrowing arrangements. However, given the significant cash flows being generated by our operations and the relatively short duration of our investment portfolio we do not currently foresee any such shortfall.

      We held cash and cash equivalents of approximately $37.1 million at June 30, 2005 as compared to $30.1 million at December 31, 2004. We transfer most of the cash generated from operations into our investment portfolio.

      At June 30, 2005 our investment in fixed maturity securities of $2.398 billion represented 91.6% of our total investments. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio had a dollar weighted average rating of "AA+" at June 30, 2005. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at June 30, 2005 is 3.81 years. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates also affect the fair value of our fixed maturity securities. Bond market rates for five-year-or-less maturities have increased since December 31, 2004 and as a result average bond prices have decreased. On a pre-tax basis, net unrealized gains (losses) related to our available-for-sale fixed maturity securities decreased from a net unrealized gain of $33.9 million at December 31, 2004 to a net unrealized gain of $28.0 million at June 30, 2005.

      At June 30, 2005, available-for-sale and trading portfolio equity investments represented approximately 0.9% of our total investments, and approximately 3.6% of our capital. Our equity investments are diversified primarily among domestic growth and value holdings through common and preferred stock.

      Our investment in short-term securities at June 30, 2005 is $71.9 million as compared to $118.3 million at March 31, 2005 and $41.3 million at December 31, 2004. During 2005 we have held new and matured funds in short-term securities in order to increase our investment flexibility in an improving rate environment. As our investment managers identify investment opportunities that are consistent with our longer range investment strategy we plan to move funds from short-term securities to longer term fixed maturity securities.

      For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

      Our reserves for losses, net of amounts receivable from reinsurers at June 30, 2005 are approximately $1.7 billion, an increase of $114 million over net reserves at December 31, 2004. Substantially all of this increase is in our professional liability segment, a long-tailed business. Whenever paid losses are less than incurred losses, reserves will increase; this occurs more frequently in a long-tailed business.

      We use reinsurance to provide capacity to underwrite large limits of liability, and to reduce losses of a catastrophic nature in those years in which such losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.

      The effective transfer of risk is dependent on the credit-worthiness of the reinsurer. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

      We have not experienced any significant difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.

      On August 3, 2005 ProAssurance acquired all of the outstanding common stock of NCRIC Group, Inc. (NCRIC) in a stock-for-stock purchase transaction whereby ProAssurance issued approximately 1.7 million shares to NCRIC shareholders. The cost of the acquisition was approximately $69.9 million. NCRIC principally holds a single property and casualty insurance company that provides medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. For the year ended December 31, 2004 NCRIC reported total revenues of $79.4 million. A more detailed description of the merger transaction is included in ProAssurance's registration statement on Form S-4 (file #333-124156).

Off Balance Sheet Arrangements/Guarantees

      In April and May 2004, we formed two business trusts (the Trusts) with the sole purpose of the Trusts being to issue trust preferred stock (TPS), and use the proceeds thereof to purchase our variable rate subordinated debentures (Subordinated Debentures), which are the only assets of the Trusts. The terms and maturities of the Subordinated Debentures mirror those of the TPS. The Trusts will meet the obligations of the TPS with the interest and principal we pay to the Trusts related to the Subordinated Debentures.

      In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46R, "Variable Interest Entities" (FIN 46R) the Trusts are not included in our consolidated financial statements because we are not the primary beneficiary of either of the Trusts.

      Our Subordinated Debentures are payable to the Trusts and are included in our condensed consolidated financial statements as long-term debt. We have issued guarantees that amounts paid to the Trusts related to the Subordinated Debentures will subsequently be remitted to the holders of the TPS. The amounts guaranteed are not expected to at any time exceed our obligations under the Subordinated Debentures, and we have not recorded any additional liability related to the TPS or the guarantee.

OVERVIEW

      We are an insurance holding company and our operating results are almost entirely derived from the operations of our insurance subsidiaries. ProAssurance's professional liability segment primarily provides medical professional liability insurance to physicians and physician groups principally in the South and Midwest. The personal lines segment primarily provides auto insurance to members of the Michigan educational community and their families.

      The professional liability segment is our largest segment and contributed approximately 74% of our total revenues during each of the six-month periods ended June 30, 2005 and 2004, respectively, and held approximately 83% of total assets at June 30, 2005. Approximately 95% of our net loss reserves at June 30, 2005 are professional liability reserves. The professional liability segment principally operates through three insurance subsidiaries: The Medical Assurance Company, Inc., ProNational Insurance Company and Red Mountain Casualty Insurance Company, Inc.

      Our personal lines segment provides personal property and casualty insurance primarily to members of the educational community and their families principally in the state of Michigan. Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company.

      Revenues and expenses are attributable to the operating segments with the exception of corporate income, which consists of investment income earned directly by the parent holding company and interest expense related to long-term debt issued by the parent. Operating results by segment for the three and six months ended June 30, 2005 and 2004 are summarized below.

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30                           JUNE 30
                                     ------------------------------  ------------------------------
                                                          Increase                        Increase
                                       2005      2004    (Decrease)    2005      2004    (Decrease)
                                     --------  --------  ----------  --------  --------  ----------
                                              In thousands                   In thousands
Income before income taxes:
     Professional liability segment  $ 26,131  $ 11,868  $   14,263  $ 47,314  $ 22,724  $   24,590
     Personal lines segment            13,438     9,684       3,754    24,076    20,540       3,536
     Corporate (not attributed to
       segments)                       (1,425)     (752)       (673)   (3,010)   (1,139)     (1,871)
                                     --------  --------  ----------  --------  --------  ----------

     Consolidated                    $ 38,144  $ 20,800  $   17,344  $ 68,380  $ 42,125  $  26,255
                                     ========  ========  ==========  ========  ========  ==========

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

      Beginning in mid-2000 medical professional liability losses, and actuarial estimates of loss costs, throughout the United States proved to be higher than insurers anticipated, thus insurers found that both their rates and their reserves were inadequate. Some competitors were forced out of business by regulators; some chose to no longer offer medical professional liability coverages. Most remaining carriers increased their rates and as rate adequacy and profitability improved within the industry, competition in our markets increased. In some states, price competition is making it more difficult to generate new business that meets our criteria for profitability.

      Our personal lines segment operates in a highly competitive environment dominated by larger insurance organizations. The personal lines segment is experiencing increased price competition. We must provide a high level of service while operating efficiently in order to competitively price our products and achieve operating goals.

      Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected several years before the related losses are paid. We consider total return and our ability to realize net investment (capital) gains in the execution of our investment strategy and adapt our strategy as market and economic conditions change. The realization of investment (capital) gains or losses is therefore not predictable; however, such gains or losses can have a substantial effect on our revenues in the periods in which they occur.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

      Selected consolidated financial data for each period is summarized in the table below.

                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                  JUNE 30                               JUNE 30
                                   ------------------------------------   ------------------------------------
                                                              Increase                               Increase
                                      2005         2004      (Decrease)      2005         2004      (Decrease)
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  In thousands
Revenues:
   Gross premiums written          $  161,373   $  163,756   $   (2,383)  $  377,031   $  382,483   $   (5,452)
                                   ==========   ==========   ==========   ==========   ==========   ==========
   Net premiums written            $  139,969   $  144,253   $   (4,284)  $  336,389   $  339,715   $   (3,326)
                                   ==========   ==========   ==========   ==========   ==========   ==========

   Premiums earned                 $  192,808   $  184,870   $    7,938   $  386,911   $  373,398   $   13,513
   Premiums ceded                     (20,687)     (18,973)      (1,714)     (40,611)     (39,659)        (952)
                                   ----------   ----------   ----------   ----------   ----------   ----------
   Net premiums earned                172,121      165,897        6,224      346,300      333,739       12,561
   Net investment income               26,146       20,683        5,463       51,568       40,534       11,034
   Net realized investment gains
     (losses)                           1,454          626          828        2,396        4,283       (1,887)
   Other income                         1,426        1,232          194        3,073        2,243          830
                                   ----------   ----------   ----------   ----------   ----------   ----------

Total revenues                        201,147      188,438       12,709      403,337      380,799       22,538
                                   ----------   ----------   ----------   ----------   ----------   ----------

Expenses:
   Losses and loss adjustment
     expenses                         146,239      161,710      (15,471)     301,460      314,383      (12,923)
   Reinsurance recoveries             (15,169)     (24,931)       9,762      (31,174)     (35,683)       4,509
                                   ----------   ----------   ----------   ----------   ----------   ----------
   Net losses and loss
     adjustment expenses              131,070      136,779       (5,709)     270,286      278,700       (8,414)
   Underwriting, acquisition
     and insurance expenses            29,902       29,367          535       60,504       57,339        3,165
   Interest expense                     2,031        1,492          539        4,167        2,635        1,532
                                   ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                        163,003      167,638       (4,635)     334,957      338,674       (3,717)
                                   ----------   ----------   ----------   ----------   ----------   ----------

Income before income taxes             38,144       20,800       17,344       68,380       42,125       26,255

Income taxes (benefit)                 10,679        4,996        5,683       18,978       10,340        8,638
                                   ----------   ----------   ----------   ----------   ----------   ----------

Net Income                         $   27,465   $   15,804   $   11,661   $   49,402   $   31,785   $   17,617
                                   ==========   ==========   ==========   ==========   ==========   ==========

Net loss ratio                           76.1%        82.4%        (6.3)        78.0%        83.5%        (5.5)
Underwriting expense ratio               17.4%        17.7%        (0.3)        17.5%        17.2%         0.3
                                   ----------   ----------   ----------   ----------   ----------   ----------
Combined ratio                           93.5%       100.1%        (6.6)        95.5%       100.7%        (5.2)
Less: Investment income ratio            15.2%        12.5%         2.7         14.9%        12.1%         2.8
                                   ----------   ----------   ----------   ----------   ----------   ----------
Operating ratio                          78.3%        87.6%        (9.3)        80.6%        88.6%        (8.0)
                                   ==========   ==========   ==========   ==========   ==========   ==========

Return on equity *                       17.3%        11.2%         6.1         15.5%        11.6%         3.9
                                   ==========   ==========   ==========   ==========   ==========   ==========

* Net income, annualized, divided by the average of beginning and ending stockholders' equity.

      We measure performance in a number of ways, but particularly focus on our combined ratio and investment returns, both of which directly affect our return on equity (ROE). We target a ROE of 12% to 14%.

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

      Our 2005 operating results also benefited from additional investment income earned as a result of the growth in our invested assets in an improved interest rate market.

Premiums

Gross Premiums Written

                            THREE MONTHS ENDED JUNE 30                      SIX MONTHS ENDED JUNE 30
                   --------------------------------------------  -------------------------------------------
                                                Increase                                      Increase
                      2005       2004          (Decrease)           2005       2004          (Decrease)
                   ---------  ---------  ----------------------  ----------  ----------  -------------------
                             In thousands                                   In thousands
Gross premiums
written:
   Professional
     liability     $ 104,037  $ 107,995  $   (3,958)    (3.7%)   $  267,434  $  277,733  $ (10,299)   (3.7%)
   Personal lines     57,336     55,761       1,575      2.8%       109,597     104,750      4,847     4.6%
                   ---------  ---------  ----------              ----------  ----------  ---------
   Consolidated    $ 161,373  $ 163,756  $   (2,383)    (1.5%)   $  377,031  $  382,483  $  (5,452)   (1.4%)
                   =========  =========  ==========              ==========  ==========  =========

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

      The decline in our professional liability premiums is the result of many factors. We are writing more of our premiums in states in which we charge a lower rate per unit of risk. In addition, we are seeing our insureds purchase smaller coverage limits. We continue our focus on premium adequacy. During the three- and the six months ended June 30, 2005, rates on renewed physician policies averaged 12% to 13% higher than the expiring premiums, whereas rate increases during the first six months of 2004 averaged 18%. Retention has improved in 2005, averaging 85% in both the three- and the six-month periods as compared to an average of 84% for the six months ended June 30, 2004. In some markets, we are also experiencing strong competition for physician business, a portion of which is almost entirely price-based.

      Tail policies are offered to insureds that are discontinuing their claims-made coverage with us, and the amount of tail premium written in any period can and does vary widely. During the past two years tail premiums have ranged from $4.9 million to $15.3 million per quarter. The six month period in 2005 included tail premiums of approximately $13.1 million which is approximately $7.1 million lower than in the same period in 2004.

      Personal lines premium revenues are almost entirely comprised of auto and homeowner premiums with auto premiums representing approximately 80% of written premiums in each period. During the three- and six-month periods ended June 30, 2005 auto premiums increased by approximately $650,000 and $2.9 million, respectively, while homeowner premiums grew by approximately $926,000 and $2.0 million, respectively. The growth of auto premiums is primarily attributable to increases in the value of insured autos. Homeowner premiums have increased as a result of an increase in the number of insured homes and higher home values.

Premiums Earned

                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                      JUNE 30                                 JUNE 30
                    ----------------------------------------  ---------------------------------------
                                                Increase                                Increase
                       2005       2004         (Decrease)        2005       2004       (Decrease)
                    ---------  ---------  ------------------  --------------------  -----------------
                              In thousands                             In thousands
Premiums earned:
   Professional
     liability      $ 137,833  $ 133,371  $  4,462     3.3%   $ 277,835  $ 271,794  $  6,041    2.2%
   Personal lines      54,975     51,499     3,476     6.7%     109,076    101,604     7,472    7.4%
                    ---------  ---------  --------            ---------  ---------  --------
   Consolidated     $ 192,808  $ 184,870  $  7,938     4.3%   $ 386,911  $ 373,398  $ 13,513    3.6%
                    =========  =========  ========            =========  =========  ========

      Because premiums are generally earned pro rata over the entire policy period after the policy is written, fluctuations in premiums earned tend to lag those of premiums written. Policies other than auto policies generally carry a policy period of one-year; auto policies typically carry a six-month policy period. Professional liability tail policies are 100% earned in the period written because the policies insure only incidents that occurred in prior periods.

      The increase in 2005 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2005 and 2004, reduced by lower tail premiums written in 2005 as discussed in the section on premiums written.

Premiums Ceded

                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                      JUNE 30                                 JUNE 30
                    ----------------------------------------  ---------------------------------------
                                                Increase                               Increase
                       2005       2004         (Decrease)        2005       2004       (Decrease)
                    ---------  ---------  ------------------  ---------  ---------  -----------------
                              In thousands                                   In thousands
Premiums ceded:
   Professional
     liability      $  13,134  $  12,767  $    367     2.9%   $  25,864  $  27,633  $ (1,769)  (6.4%)
   Personal lines       7,553      6,206     1,347    21.7%      14,747     12,026     2,721   22.6%
                    ---------  ---------  --------            ---------  ---------  --------
   Consolidated     $  20,687  $  18,973  $  1,714     9.0%   $  40,611  $  39,659  $    952    2.4%
                    =========  =========  ========            =========  =========  ========

      Premiums ceded represent the portion of earned premiums that we must ultimately pay to our reinsurers for their assumption of a portion of our losses.

      In general, as professional liability rates have increased, some of our insureds have elected to purchase smaller coverage limits which reduces the amount of premium that we cede to our reinsurers. The decrease in ceded premiums for the six months ended June 30, 2005 as compared to 2004 reflects this choice made by our insureds. The minor increase in premiums ceded shown for the comparative three-month periods resulted from small shifts in the geographic and coverage mix of premiums earned in 2005 as compared to 2004. Such shifts are considered routine.

      Personal lines premiums ceded primarily increased because of a significant rise in the per vehicle assessment charged by the Michigan Catastrophic Claims Association.

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

      The following tables summarize net losses and net loss ratios for the three and six months ended June 30, 2005 and 2004 by separating losses between the current accident year and all prior accident years.

                                                             NET LOSSES
                          --------------------------------------------------------------------------------
                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                         JUNE 30                                    JUNE 30
                          --------------------------------------    --------------------------------------
                                                       Increase                                  Increase
                             2005          2004       (Decrease)       2005          2004       (Decrease)
                          --------------------------------------    --------------------------------------
                                                            In thousands
Calendar year:
   Professional
     liability            $  103,124    $  107,813    $   (4,689)   $  213,574    $  223,020    $   (9,446)
   Personal lines             27,946        28,966        (1,020)       56,712        55,680         1,032
                          ----------    ----------    ----------    ----------    ----------    ----------
   Consolidated           $  131,070    $  136,779    $   (5,709)   $  270,286    $  278,700    $   (8,414)
                          ==========    ==========    ==========    ==========    ==========    ==========

Current accident year:
   Professional
     liability            $  108,124    $  107,813    $      311    $  218,574    $  223,020    $   (4,446)
   Personal lines             29,459        31,966        (2,507)       60,428        61,174          (746)
                          ----------    ----------    ----------    ----------    ----------    ----------
   Consolidated           $  137,583    $  139,779    $   (2,196)   $  279,002    $  284,194    $   (5,192)
                          ==========    ==========    ==========    ==========    ==========    ==========

Prior accident year:
   Professional
     liability            $   (5,000)   $        -    $   (5,000)   $   (5,000)   $        -    $   (5,000)
   Personal lines             (1,513)       (3,000)        1,487        (3,716)       (5,494)        1,778
                          ----------    ----------    ----------    ----------    ----------    ----------
   Consolidated           $   (6,513)   $   (3,000)   $   (3,513)   $   (8,716)   $   (5,494)   $   (3,222)
                          ==========    ==========    ==========    ==========    ==========    ==========

                                                 NET LOSS RATIOS*
                           ------------------------------------------------------------
                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                     JUNE 30                       JUNE 30
                           ----------------------------  ------------------------------
                                              Increase                        Increase
                             2005     2004   (Decrease)    2005      2004    (Decrease)
                           -------  -------  ----------  --------  --------  ----------
Calendar year:
   Professional liability   82.7%    89.4%     (6.7)       84.8%     91.3%      (6.5)
   Personal lines           58.9%    64.0%     (5.1)       60.1%     62.2%      (2.1)
   Consolidated             76.1%    82.4%     (6.3)       78.0%     83.5%      (5.5)

Current accident year:
   Professional liability   86.7%    89.4%     (2.7)       86.7%     91.3%      (4.6)
   Personal lines           62.1%    70.6%     (8.5)       64.1%     68.3%      (4.2)
   Consolidated             79.9%    84.3%     (4.4)       80.6%     85.2%      (4.6)

Favorable development
related to prior accident
years:
   Professional liability   (4.0%)      -      (4.0)       (1.9%)        -      (1.9)
   Personal lines           (3.2%)   (6.6%)     3.4        (4.0%)    (6.1%)      2.1
   Consolidated             (3.8%)   (1.9%)    (1.9)       (2.6%)    (1.7%)     (0.9)

 *Net losses as specified divided by net premiums earned.

      The estimation of losses is inherently difficult. In establishing these reserves management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. Given the number of factors considered it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. We perform an in-depth review of our loss reserves on a semi-annual basis. However, management is continually reviewing and updating the data underlying the estimation of its loss reserves and we make adjustments that we believe the emerging data indicates. Any adjustments necessary are reflected in then current operations.

      Professional liability current accident year net loss ratios are lower in 2005 than in 2004 largely due to our continued focus on maintaining the adequacy of our rates. As premium adequacy has improved, loss ratios have decreased. During the second quarter of 2005 we recognized favorable development of $5 million related to our previously established professional liability reserves, primarily to reflect slight reductions in our estimates of claim severity for accident years 2002 and prior.

      Personal lines current accident year loss ratios have decreased both because the frequency of auto damage claims has declined and because the frequency and severity of homeowner damage claims has decreased as compared to 2004, largely due to more favorable weather conditions in 2005. We experienced favorable development in the personal lines segment of $1.5 million and $3.0 million for the three months, and $3.7 million and $5.5 million for the six months ended June 30, 2005 and 2004, respectively, primarily related to prior year loss reserves for auto bodily injury claims for accident years 2004 and prior.

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

                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                        JUNE 30                                   JUNE 30
                        ---------------------------------------  ---------------------------------------
                                                  Increase                               Increase
                           2005     2004         (Decrease)         2005     2004       (Decrease)
                        --------  --------  -------------------  --------  --------  -------------------
                                    In thousands                              In thousands
Net investment income:
   Professional
     liability          $ 22,450  $ 17,791   $  4,659      26.2% $ 44,362  $ 35,090  $  9,272     26.4%
   Personal lines          3,091     2,791        300      10.7%    6,107     5,297       810     15.3%
   Not attributed to
     segments                605       101        504    >100.0%    1,099       147       952   >100.0%
                        --------  --------   --------            --------  --------  --------
   Consolidated         $ 26,146  $ 20,683   $  5,463      26.4% $ 51,568  $ 40,534  $ 11,034     27.2%
                        ========  ========   ========            ========  ========  ========

      The increase in our net investment income in 2005 as compared to 2004 is due both to higher average invested funds and improved yields. Market interest rates began to increase in mid-2004, allowing new and matured funds to be invested at higher rates. Changes in the asset mix of the portfolio have also helped to improve the after-tax yield of the portfolio. We increased the proportion of the portfolio that is invested in tax-exempt securities because of the higher after-tax yields available on these securities. Our average income yield, on a consolidated basis, was 4.2% and 4.1% for the three and six months ended June 30, 2005 as compared to 4.1% and 4.0% for the three and six months ended June 30, 2004. Our average tax equivalent income yield on a consolidated basis was 4.8% and 4.7% for the three and six months ended June 30, 2005 as compared to 4.5% and 4.4% for the three and six months ended June 30, 2004.

      Investment income is a more substantial revenue source for our professional liability segment because professional liability premiums are generally collected some years before the related losses are paid. In our personal lines segment, the length of time between the collection of premiums and the settlement of claims is generally short. The positive cash flow generated by our insurance operations during 2005 significantly increased average invested funds and the related net investment income. Personal lines investment income has also increased due to higher average invested funds; however, the improvement is less pronounced in this segment.

      The components of net realized investment gains are shown in the following table.

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30                JUNE 30
                                         -------------------    --------------------
                                           2005       2004         2005       2004
                                         --------   --------    --------    --------
                                                        In thousands
Net gains (losses) from sales            $  1,452   $     (2)   $  2,776    $  2,937
Other-than-temporary impairment losses          -          -        (344)          -
Trading portfolio gains (losses)                2        628         (36)      1,346
                                         --------   --------    --------    --------
Net realized investment gains            $  1,454   $    626    $  2,396    $  4,283
                                         ========   ========    ========    ========

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

      Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, and facility costs. Underwriting acquisition and insurance expenses increased in 2005 in both segments, but because the increase in expenses was proportional to the increase in net premiums earned, ratios remained fairly consistent between periods.

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    JUNE 30                                 JUNE 30
                                     -----------------------------------      ----------------------------------
                                                               Increase                               Increase
                                       2005         2004      (Decrease)        2005         2004     (Decrease)
                                     ---------    --------    ----------      ---------    --------   ----------
                                                                      In thousands
Underwriting, acquisition and
   insurance expenses:
     Professional liability          $  19,389    $ 19,246     $   143        $  39,115    $ 37,389   $   1,726
     Personal lines                     10,513      10,121         392           21,389      19,950       1,439
                                     ---------    --------     -------        ---------    --------   ---------
     Consolidated                    $  29,902    $ 29,367     $   535        $  60,504    $ 57,339   $   3,165
                                     =========    ========     =======        =========    ========   =========

                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         JUNE 30                            JUNE 30
                               ---------------------------      ---------------------------
                                                 Increase                         Increase
                               2005     2004    (Decrease)      2005     2004    (Decrease)
                               ----     ----    ----------      ----     ----    ----------
Expense ratio*
     Professional liability    15.5%    16.0%     (0.5)         15.5%    15.3%      0.2
     Personal lines            22.2%    22.3%     (0.1)         22.7%    22.3%      0.4
     Consolidated              17.4%    17.7%     (0.3)         17.5%    17.2%      0.3

* Underwriting, acquisition and insurance expenses divided by net premiums earned.

      Guaranty fund assessments (refunds) were approximately ($212,000) and ($114,000) for the three and six months ended June 30, 2005 as compared to approximately $249,000 and $533,000 for the three and six months ended June 30, 2004.

INTEREST EXPENSE

      Interest expense increased for the three and six months ended June 30, 2005 as compared to the same periods in 2004 primarily because the average amount of debt outstanding was higher in 2005. Our Subordinated Debentures of $46.4 million were issued in April and May of 2004; prior to the issuance of the subordinated debentures our only outstanding debt was Convertible Debentures. Thus, our average outstanding debt was significantly lower in the first six months of 2004 than in the first six months of 2005.

TAXES

      Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30                JUNE 30
                              ------------------       ----------------
                                2005      2004           2005    2004
                                ----      ----           ----    ----
Statutory rate                   35%       35%            35%     35%
Tax-exempt income                (8%)      (8%)           (8%)    (8%)
Other                             1%       (3%)            1%     (2%)
                                 --        --             --      --
Effective tax rate               28%       24%            28%     25%
                                 ==        ==             ==      ==

RECENT ACCOUNTING PRONOUNCEMENTS AND GUIDANCE

ACCOUNTING CHANGES

      In late 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under current SEC rules, we are required to adopt this statement no later than January 1, 2006. ProAssurance plans to adopt SFAS 123(R) effective January 1, 2006 using the "modified prospective" method permitted by the statement.

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

      In the fourth quarter of 2004, ProAssurance implemented the FASB's September, 2004 consensus regarding Issue 04-08 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-8"). Under the new guidance, issuers of contingently convertible (Co-Co) debt instruments must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. Prior to implementation of EITF 04-8, ProAssurance followed commonly accepted interpretations of SAFS 128, "Earnings Per Share" and did not include the potential Co-Co shares in its diluted earnings per share computations because the market price contingency had not been met. In accordance with EITF 04-8 diluted earnings per share for the three and six months ended June 30, 2004 has been restated; the restatement reduced previously reported diluted earning per share by $0.02 and $0.04, respectively.

      The FASB issued SFAS 154, Accounting Changes and Error Corrections, in May 2005 as a replacement of APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ProAssurance expects to adopt SFAS 154 on its effective date.

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

      As of June 30, 2005, our fair value investment in fixed maturity securities was $2.398 billion. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

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

                                                JUNE 30, 2005                    December 31, 2004
                                    -------------------------------------      ---------------------
                                    PORTFOLIO     CHANGE IN      MODIFIED      Portfolio    Modified
                                      VALUE         VALUE        DURATION        Value      Duration
Interest Rates                      $ MILLIONS    $ MILLIONS       YEARS       $ Millions    Years
-----------------------             ----------    -----------    --------      ----------   --------
200 basis point rise                  $2,210         $(188)        4.21          $2,082       4.11
100 basis point rise                  $2,304         $ (94)        4.04          $2,170       4.00
Current rate *                        $2,398         $  -          3.81          $2,258       3.81
100 basis point decline               $2,489         $  91         3.65          $2,344       3.70
200 basis point decline               $2,581         $ 183         3.66          $2,434       3.79

*Current rates are as of June 30, 2005 and December 31, 2004

      At June 30, 2005, the fair value of our investment in preferred stocks was $5.2 million, including net unrealized losses of $123 thousand. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

      ProAssurance's cash and short-term investment portfolio at June 30, 2005 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

      As of June 30, 2005, 98.4% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk

      At June 30, 2005 the fair value of our investment in common stocks was $18.4 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.98. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the S&P 500 Index increased or decreased in value by 10%, the fair value of our investment in common equities would be expected to increase or decrease, respectively, by 9.8% or $1.8 million. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase to $20.2 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease in the fair value of these securities to $16.6 million. The selected hypothetical changes of plus or minus 10% does not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Risks that could adversely affect our transaction with NCRIC include but are not limited to the following:

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

      - there may be restrictions on our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 9 to the condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Stockholders of ProAssurance was held on May 18, 2005. At the meeting the shareholders of ProAssurance considered and acted upon the following:

      (a) The stockholders elected the four nominated directors of ProAssurance with shares voted as follows:

                                  FOR             AGAINST
                               ----------         -------
A. Derrill Crowe, M.D.         23,318,709           -
Lucian F. Bloodworth           23,087,410           -
Robert E. Flowers, M.D.        23,871,096           -
Ann F. Putallaz                22,757,972           -

ITEM 6. EXHIBITS

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

                                         PROASSURANCE CORPORATION

August 9, 2005

                                         /s/ Edward L. Rand, Jr.
                                         ---------------------------------------
                                         Edward L. Rand, Chief Financial Officer
                                         (Duly authorized officer and principal
                                         financial officer)