Form 10-Q
period 2005-09-30
PROASSURANCE CORP
filed 2005-11-08
CIK 1127703

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the quarterly period ended SEPTEMBER 30, 2005 or ______

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______ to ______

                         Commission file number 0-16533

                            ProAssurance Corporation
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                 63-1261433
-------------------------------         ---------------------------------
(State or Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation of Organization)

100 Brookwood Place, Birmingham, AL                    35209
---------------------------------------    ------------------------------
(Address of Principal Executive Offices)            (Zip Code)

                                 (205) 877-4400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

      As of September 30, 2005 there were 31,079,046 shares of the registrant's common stock outstanding.

                            PROASSURANCE CORPORATION
                                    FORM 10Q

                                TABLE OF CONTENTS

Part  I - Financial Information
          Item 1. Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets.....................................................    3
                  Condensed Consolidated Statements of Changes in Capital...................................    4
                  Condensed Consolidated Statements of Income...............................................    5
                  Condensed Consolidated Statements of Comprehensive Income ................................    6
                  Condensed Consolidated Statements of Cash Flows...........................................    7
                  Notes to Condensed Consolidated Financial Statements......................................    8
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....   20
          Item 3. Quantitative and Qualitative Disclosures about Market Risk................................   39
          Item 4. Controls and Procedures...................................................................   40
          Forward-Looking Statements........................................................................   41

Part II - Other Information
          Item 1. Legal Proceedings.........................................................................   42
          Item 6. Exhibits..................................................................................   42
          Signature.........................................................................................   43

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30        December 31
                                                                                  2005               2004
                                                                              ------------         -----------
ASSETS
Investments:
   Fixed maturities available for sale, at fair value                          $2,613,232         $2,257,985
   Equity securities available for sale, at fair value                             19,385             35,230
   Equity securities, trading portfolio, at fair value                              4,824              4,150
   Real estate, net                                                                25,383             19,244
   Short-term investments                                                         150,404             41,423
   Business owned life insurance                                                   55,856             54,138
   Other                                                                           46,142             42,883
                                                                               ----------         ----------
Total investments                                                               2,915,226          2,455,053

Cash and cash equivalents                                                          30,137             30,084
Premiums receivable                                                               128,815            131,736
Receivable from reinsurers on unpaid losses and loss adjustment expenses          465,333            409,339
Prepaid reinsurance premiums                                                       19,629             18,888
Deferred taxes                                                                    114,041             80,107
Other assets                                                                      159,907            113,991
                                                                               ----------         ----------

                                                                               $3,833,088         $3,239,198
                                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                             $2,394,631         $2,029,592
   Unearned premiums                                                              353,291            314,179
   Reinsurance premiums payable                                                    77,148             69,507
                                                                               ----------         ----------
Total policy liabilities                                                        2,825,070          2,413,278
Other liabilities                                                                 102,380             63,421
Long-term debt                                                                    167,166            151,480
                                                                               ----------         ----------
Total liabilities                                                               3,094,616          2,628,179

Commitments and contingencies                                                           -                  -

Stockholders' Equity:
   Common stock, par value $0.01 per share
     100,000,000 shares authorized; 31,200,811 and
     29,326,228 shares issued, respectively                                           312                293
   Additional paid-in capital                                                     387,163            313,957
   Accumulated other comprehensive income (loss), net of deferred
         tax expense (benefit) of $(59) and $13,139, respectively                    (114)            24,397
   Retained earnings                                                              351,167            272,428
                                                                               ----------         ----------
                                                                                  738,528            611,075
   Less treasury stock, at cost, 121,765 shares                                       (56)               (56)
                                                                               ----------         ----------

Total stockholders' equity                                                        738,472            611,019
                                                                               ----------         ----------

                                                                               $3,833,088         $3,239,198
                                                                               ==========         ==========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Accumulated
                                                                      Other                        Other
                                                                  Comprehensive    Retained        Capital
                                                      Total       Income (Loss)    Earnings       Accounts
                                                    ---------     -------------    ---------      ---------
Balance at December 31, 2004                        $ 611,019          $24,397     $ 272,428      $ 314,194

Net income                                             78,739                -        78,739              -

Change in fair value of securities available
 for sale, net of deferred taxes and
 reclassification  adjustments                        (24,511)         (24,511)            -              -

Common stock issued as compensation                     2,048                -             -          2,048

Equity issued in purchase transaction:
   Common stock issued                                 67,196                -             -         67,196
   Fair value of options assumed                          192                -             -            192

Common stock options exercised                          3,789                -             -          3,789
                                                    ---------         --------     ---------      ---------
Balance at September 30, 2005                       $ 738,472         $  (114)     $ 351,167      $ 387,419
                                                    =========         ========     =========      =========

                                                                    Accumulated
                                                                      Other                         Other
                                                                   Comprehensive   Retained        Capital
                                                     Total         Income (Loss)   Earnings       Accounts
                                                    ---------      -------------   ---------      ---------
Balance at December 31, 2003                        $ 546,305         $ 34,422     $ 199,617      $ 312,266

Net income                                             51,302                -        51,302              -

Change in fair value of securities available
 for sale, net of deferred taxes and
 reclassification  adjustments                         (5,646)          (5,646)            -              -

Common stock issued as compensation                     1,599                -             -          1,599

Common stock options exercised                            165                -             -            165
                                                    ---------         --------     ---------      ---------
Balance at September 30, 2004                       $ 593,725         $ 28,776     $ 250,919      $ 314,030
                                                    =========         ========     =========      =========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30                  SEPTEMBER 30
                                                           -------------------------      ------------------------
                                                              2005            2004           2005           2004
                                                           ---------       ---------      ---------      ---------
Revenues:

     Gross premiums written                                $ 224,559       $ 217,812      $ 601,589      $ 600,295
                                                           =========       =========      =========      =========

     Net premiums written                                  $ 203,405       $ 198,370      $ 539,794      $ 538,085
                                                           =========       =========      =========      =========

     Premiums earned                                       $ 214,547       $ 196,185      $ 601,457      $ 569,583
     Premiums ceded                                          (24,208)        (20,839)       (64,818)       (60,497)
                                                           ---------       ---------      ---------      ---------
     Net premiums earned                                     190,339         175,346        536,639        509,086
     Net investment income                                    28,078          22,659         79,646         63,192
     Net realized investment gains (losses)                     (635)          3,063          1,761          7,346
     Other income                                              1,539             827          4,612          3,069
                                                           ---------       ---------      ---------      ---------
Total revenues                                               219,321         201,895        622,658        582,693

Expenses:

     Losses and loss adjustment expenses                     158,625         163,583        460,084        477,966
     Reinsurance recoveries                                  (15,980)        (19,302)       (47,153)       (54,986)
                                                           ---------       ---------      ---------      ---------
     Net losses and loss adjustment expenses                 142,645         144,281        412,931        422,980
     Underwriting, acquisition and insurance expenses         33,516          30,355         94,021         87,695
     Interest expense                                          2,290           1,902          6,457          4,537
                                                           ---------       ---------      ---------      ---------
Total expenses                                               178,451         176,538        513,409        515,212
                                                           ---------       ---------      ---------      ---------

Income from continuing operations before income taxes         40,870          25,357        109,249         67,481

Provision for income taxes:
     Current expense                                          12,123           6,760         31,140         14,414
     Deferred expense (benefit)                                 (635)           (921)          (675)         1,765
                                                           ---------       ---------      ---------      ---------
                                                              11,488           5,839         30,465         16,179
                                                           ---------       ---------      ---------      ---------

Income from continuing operations                             29,382          19,518         78,784         51,302
Loss from discontinued operations, net of tax                    (45)              -            (45)             -
                                                           ---------       ---------      ---------      ---------
Net income                                                 $  29,337       $ 19,518       $  78,739      $  51,302
                                                           =========       =========      =========      =========

Basic earnings per share:
     Income from continuing operations                     $    0.96       $    0.67      $    2.65      $    1.76
     Loss from discontinued operations                             -               -              -              -
                                                           ---------       ---------      ---------      ---------
     Net income                                            $    0.96       $    0.67      $    2.65      $    1.76

Diluted earnings per share:
     Income from continuing operations                     $    0.90       $    0.63      $    2.49      $    1.67
     Loss from discontinued operations                             -               -              -              -
                                                           ---------       ---------      ---------      ---------
     Net income                                            $    0.90       $    0.63      $    2.49      $    1.67

Weighted average number of common shares outstanding:
     Basic                                                    30,480          29,182         29,700         29,153
                                                           =========       =========      =========      =========
     Diluted                                                  33,345          31,972         32,546         31,967
                                                           =========       =========      =========      =========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                              ------------------------        ----------------------
                                                                2005            2004            2005          2004
                                                              --------         -------        -------      ---------
COMPREHENSIVE INCOME:

  Net income                                                  $ 29,337         $19,518        $78,739        $51,302

  Change in fair value of securities available
      for sale, net of deferred taxes                          (20,401)         22,696        (23,325)        (2,546)

  Reclassification adjustment for realized investment
   (gains) losses included in income, net of deferred taxes        440          (1,195)        (1,186)        (3,100)
                                                              --------         -------        -------        -------

 Comprehensive income                                         $  9,376         $41,019        $54,228        $45,656
                                                              ========         =======        =======        =======

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                 ----------------------
                                                                   2005         2004
                                                                 ---------    ---------
OPERATING ACTIVITIES

Net Income                                                       $  78,739    $  51,302
Depreciation and amortization                                       19,795       20,271
Net realized investment (gains) losses and net purchases of
  trading portfolio securities                                      (2,431)        (189)
Changes in assets and liabilities, net of the effects of
   acquisition:
   Premiums receivable                                              11,315       (6,422)
   Reserve for losses and loss adjustment expenses                 181,881      192,532
   Unearned premiums                                                  (122)      30,802
   Reinsurance related assets and liabilities                       (4,671)      (8,614)
   Other                                                            (2,147)       5,102
                                                                 ---------    ---------
Net cash provided by operating activities                          282,359      284,784
                                                                 ---------    ---------

INVESTING ACTIVITIES
Purchases of:
   Fixed maturities available for sale                            (764,651)    (958,694)
   Equity securities available for sale                               (632)        (602)
   Other investments                                                (2,387)      (3,150)
   Other capital assets                                             (8,842)      (6,266)
Proceeds from sale or maturity of:
   Fixed maturities available for sale                             550,394      610,060
   Equity securities available for sale                             44,421        8,869
Net (increase) decrease in short-term investments                 (105,760)      10,474
Cash acquired in purchase transaction,
   net of cash used in transaction of $2,520                         1,791            -
Other                                                                 (280)      (1,896)
                                                                 ---------    ---------
Net cash used by investing activities                             (285,946)    (341,205)
                                                                 ---------    ---------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                 -       46,395
Debt issuance costs                                                      -       (1,491)
Other                                                                3,640           23
                                                                 ---------    ---------
Net cash provided by financing activities                            3,640       44,927
                                                                 ---------    ---------

Increase (decrease) in cash and cash equivalents                        53      (11,494)
Cash and cash equivalents at beginning of period                    30,084       42,045
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  30,137    $  30,551
                                                                 =========    =========
Significant non-cash transactions:
   Common stock issued in  acquisition                           $  67,196    $       -
                                                                 =========    =========

See accompanying notes.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance's December 31, 2004 report on Form 10-K/A.

Stock-Based Compensation

      ProAssurance grants stock options to key employees under its various stock compensation plans adopted by the Board of Directors and approved by the stockholders ("the ProAssurance Plans"). ProAssurance accounts for such stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). The following table illustrates the effect on net income (in thousands) and earnings per share as if ProAssurance had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to options granted under the plans.

                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30                            SEPTEMBER 30
                                                            ------------------------------          -------------------------------
                                                               2005                2004                2005                2004
                                                            ----------          ----------          ----------          -----------
Net income, as reported                                     $   29,337          $   19,518          $   78,739          $   51,302
Add: Stock-based employee compensation expense
  recognized  under APB 25 related to the exercise of
  options, net of related tax effects                               31                  12                  61                 160
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                      (560)               (338)             (1,560)               (962)
                                                            ----------          ----------          ----------          ----------

Pro forma net income                                        $   28,808          $   19,192          $   77,240          $   50,500
                                                            ==========          ==========          ==========          ==========

Earnings per share:

   Basic -- as reported                                     $     0.96          $     0.67          $     2.65          $     1.76
                                                            ==========          ==========          ==========          ==========

   Basic -- pro forma                                       $     0.95          $     0.66          $     2.60          $     1.73
                                                            ==========          ==========          ==========          ==========

   Diluted -- as reported                                   $     0.90          $     0.63          $     2.49          $     1.67
                                                            ==========          ==========          ==========          ==========

   Diluted -- pro forma                                     $     0.89          $     0.62          $     2.44          $     1.65
                                                            ==========          ==========          ==========          ==========

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

1. BASIS OF PRESENTATION (CONTINUED)

Reclassifications

      Certain reclassifications have been made to the September 30, 2004 Statement of Cash Flows to conform to the current year and December 31, 2004 presentation. The reclassification did not affect cash flow from operating activities.

Accounting Changes

      On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), which superseded APB 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. ProAssurance plans to adopt SFAS 123(R) on January 1, 2006, the required effective date, using the "modified prospective" method permitted by the statement and expects to value future grants of stock options using the Black Scholes valuation method.

      Under the "modified prospective" method stock-based compensation is recognized under the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and for the non-vested portion of share-based payments granted prior to the adoption of SFAS 123(R). Under SFAS 123(R) compensation for non-vested share-based payments granted prior to adoption shall continue to be calculated as disclosed under SFAS 123, except that the effect of forfeitures is required to be estimated rather than considered as forfeitures occur.

      As permitted by SFAS 123, ProAssurance currently values employee stock-based payments using APB 25's intrinsic value method. Accordingly, ProAssurance generally recognizes no compensation cost related to such payments but does provide pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS 123 to such payments granted.

      Had ProAssurance's SFAS 123 pro forma disclosures been prepared in accordance with the provisions of SFAS 123(R) the effect would have been different; however, the effect that SFAS 123(R) would have had on prior periods is not readily determinable. SFAS 123(R) provides more extensive guidance than does SFAS 123 with regard to factors that should be considered in valuing share-based payments. Under SFAS 123(R), entities are required to "aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors." Under SFAS 123, ProAssurance utilized a single set of valuation assumptions for all employees. Additionally, under SFAS 123(R), awards that vest upon retirement granted to employees who are eligible for retirement should be expensed on the date of grant. Under SFAS 123, ProAssurance calculated compensation expense (for pro forma disclosure) for all awards based upon the vesting schedule for the award, and did not consider the retirement eligibility of the recipient. Adoption of SFAS 123(R) will require ProAssurance to establish numerous assumptions regarding the expected behavior of ProAssurance employees as to continued employment, retirement, and option exercises. ProAssurance's own history with regard to employee stock awards is not sufficient to allow such assumptions to be developed statistically, and data from other sources must also be considered. ProAssurance is in the process of finalizing these assumptions; however, the selection of all assumptions is not yet complete.

      The effect of adoption of SFAS 123(R) on future operating results cannot be predicted at this time because the effect will depend on the levels of share-based payments granted in the future, the groups of employees to whom the awards are granted, the terms of any future awards, as well as the methods and assumptions used to determine the fair value of those share-based payments.

                    PROASSURANCE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

1. BASIS OF PRESENTATION (CONTINUED)

      In the fourth quarter of 2004, ProAssurance implemented the FASB's September 2004 consensus regarding Issue 04-08 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-8"). Under the new guidance, issuers of contingently convertible debt instruments (Co-Co) must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. Prior to implementation of EITF 04-8, ProAssurance followed commonly accepted interpretations of SFAS 128, "Earnings Per Share" and did not include the potential Co-Co shares in its diluted earnings per share computations because the market price contingency had not been met. In accordance with EITF 04-8 diluted earnings per share for the three months and nine months ended September 30, 2004 have been restated; the restatement reduced previously reported diluted earnings per share by $0.03 in the three-month period and $0.08 in the nine-month period.

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

2. ACQUISITION OF NCRIC CORPORATION

      ProAssurance acquired 100% of the outstanding shares of NCRIC Corporation (NCRIC) on August 3, 2005 primarily for the purpose of expanding the distribution of its professional liability insurance products. NCRIC Corporation, formerly known as NCRIC Group, Inc., is a holding company primarily focused on providing medical professional liability insurance in Delaware, the District of Columbia, Maryland, Virginia, and West Virginia. The aggregate purchase price is comprised as follows:

                  (In thousands, except for per share amounts)

Fair value of 1.7 million ProAssurance common shares
    issued, based on a fair value of $40.54 per share    $   67,196

Fair value of NCRIC options exchanged, estimated
    using the Black Scholes valuation method                    192
Cash paid for NCRIC options in lieu of exchange                 775
Acquisition costs (primarily fees paid for legal,
    accounting and financial advisory services)               1,746
Estimated benefits payable under termination
    agreements provided to NCRIC employees,
    net of related deferred tax benefit                       1,216
                                                         ----------
Aggregate purchase price                                     71,125
                                                         ==========

      The fair value per ProAssurance share is based on the average ProAssurance common stock price for three days before and after February 28, 2005 (the date the terms of the acquisition were agreed to and publicly announced). The acquisition has been accounted for as a purchase transaction in accordance with SFAS 141 and the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Goodwill of $25.0 million was recognized equal to the excess of the purchase price over the fair values of the identifiable net assets acquired. The goodwill is not expected to be tax deductible.

      The fair value of NCRIC's reserve for losses and loss adjustment expense and related reinsurance recoverables were estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and include a risk premium and a profit margin. In determining the fair value estimate, management discounted NCRIC's historical undiscounted net loss reserves to present value assuming a discount rate of 5.03%, which is our tax effected reinvestment rate. The discounting pattern was actuarially developed from NCRIC's historical loss data. An expected profit margin of 5% was applied to the discounted loss reserves, which is consistent with management's understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing partner in the purchase of loss reserves). Additionally, in consideration of the long-tail nature and the related high degree of uncertainty of such reserves, an estimated risk premium of 5% was applied to the discounted reserves. The above calculations resulted in a fair value which was not materially different than NCRIC's historical reserves and therefore did not result in an adjustment to NCRIC's carried reserve for loss and loss adjustment expense.

      ProAssurance's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 include NCRIC activity commencing upon August 3, 2005, the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods, and includes the effect of adjusting NCRIC's assets and liabilities to fair value on the date of acquisition. The pro forma results for the nine months ended September 30, 2005 include non-recurring and transaction related expenses of $4.3 million, related to compensation costs and professional fees, $8.7 million of unfavorable prior year loss development and $19.5 million related to a loss contingency (see also
Note 11).

      The following unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                                            PRO FORMA RESULTS
                                                                  ----------------------------------------
                                                                   NINE MONTHS               NINE MONTHS
                                                                      ENDED                      ENDED
                                                                   SEPTEMBER 30               SEPTEMBER 30
                                                                  -------------              -------------
                                                                       2005                      2004
                                                                  -------------              -------------
                                                                               In thousands
Revenues                                                          $    668,517               $     637,698
                                                                  ============               =============
Income from continuing operations                                 $     58,773               $      52,739
                                                                  ============               =============
Net Income                                                        $     58,481               $      52,484
                                                                  ============               =============
Net Income per share from continuing operations
  Basic                                                           $       1.89               $        1.70
                                                                  ============               =============
  Diluted                                                         $       1.79               $        1.63
                                                                  ============               =============

3. DISCONTINUED OPERATIONS

      ProAssurance is actively pursuing a purchaser for ConsiCare, a subsidiary acquired in the NCRIC transaction. ProAssurance does not believe that ConsiCare's business, which is providing consulting and administrative services to physician practices, fits into ProAssurance's corporate strategy as a specialty insurer. Although no definitive agreement has been reached, ProAssurance expects to complete the sale of ConsiCare within the next twelve months. Accordingly, ConsiCare is classified as held for sale, and operating results are included in ProAssurance's condensed consolidated statement of income as Loss from Discontinued Operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      ProAssurance's condensed consolidated balance sheet includes the following assets and liabilities of ConsiCare:

                                                                SEPTEMBER 30
                                                                    2005
                                                                ------------
                                                                In thousands
Cash                                                            $        120
Other assets                                                           6,107
Other liabilities                                                     (2,841)
                                                                ------------

Net assets held for sale                                        $      3,386
                                                                ============

      ConsiCare's results since its acquisition on August 3, 2005 are included in income for the three and nine months ended September 30, 2005 as loss from discontinued operations.

                                                                In thousands
Revenues                                                          $   658
Costs and Expenses                                                   (689)
                                                                  -------

Income  (loss) before income taxes                                    (31)
Income taxes                                                          (14)
                                                                  -------
Loss from discontinued operations                                 $   (45)
                                                                  =======

4. SEGMENT INFORMATION

      ProAssurance operates in the U.S. in two reportable segments: the professional liability segment and the personal lines segment. The professional liability insurance segment primarily provides professional liability insurance to physicians and physician groups. The professional liability segment principally includes the operating results of The Medical Assurance Company, Inc., ProNational Insurance Company, Inc., Red Mountain Casualty Insurance Company, and NCRIC, Inc. The personal lines segment provides personal auto and homeowners insurance to educational employees and their families through a single insurance company, MEEMIC Insurance Company, principally in the state of Michigan.

      The accounting policies of each segment are consistent with those described in the Notes to the Consolidated Financial Statements included in ProAssurance's December 31, 2004 Annual Report on Form 10-K/A. Other than cash and securities owned directly by the parent company, the assets of ProAssurance are attributable to the reportable operating segments. Except for investment income earned directly by the parent company and interest expense on long-term debt, all revenues and expenses of ProAssurance are attributable to the operating segments for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenue is primarily from customers and the effect of transactions between segments has been eliminated. The table below provides a reconciliation of segment information to total consolidated information.

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30                        SEPTEMBER 30
                                                             ------------------------------   -----------------------------------
                                                                2005              2004            2005                  2004
                                                             -----------        -----------   --------------       --------------
                                                                                     In thousands
Revenues:

    Professional liability segment:

      Net premiums earned                                    $   143,586        $   129,175   $      395,557       $      373,337
      Net investment income                                       24,255             19,480           68,617               54,569
      Other revenues                                                 248              1,986            3,918                5,868
                                                             -----------        -----------   --------------       --------------
         Total segment revenues                                  168,089            150,641          468,092              433,774

    Personal lines segment:

      Net premiums earned                                         46,753             46,171          141,082              135,749
      Net investment income                                        3,230              2,645            9,337                7,942
      Other revenues                                                 630                580            2,371                1,874
                                                             -----------        -----------   --------------       --------------
         Total segment revenues                                   50,613             49,396          152,790              145,565

    Corporate (not attributed to segments)                           619              1,858            1,776                3,354
                                                             -----------        -----------   --------------       --------------

         Total revenues                                      $   219,321        $   201,895   $      622,658       $      582,693
                                                             ===========        ===========   ==============       ==============
Income (loss) from continuing operations before taxes:

      Professional liability                                 $    28,715        $    14,905   $       76,028       $       37,629
      Personal lines                                              13,826             10,496           37,902               31,035
      Corporate (not attributed to segments)                      (1,671)               (44)          (4,681)              (1,183)
                                                             -----------        -----------   --------------       --------------
        Income from continuing operations before taxes       $    40,870        $    25,357   $      109,249       $       67,481
                                                             ===========        ===========   ==============       ==============

                                                                          SEPTEMBER 30        December 31
                                                                              2005               2004
                                                                         --------------     --------------
                                                                                      In thousands
Assets:

      Professional liability                                             $    3,246,600     $    2,682,987
      Personal lines                                                            529,858            495,903
      Corporate (not attributed to segments)                                     56,630             60,308
                                                                         --------------     --------------
        Total assets                                                     $    3,833,088     $    3,239,198
                                                                         ==============     ==============

5. INVESTMENTS

      The amortized cost of available-for-sale fixed maturities and equity securities is $2.633 billion and $2.256 billion at September 30, 2005 and December 31, 2004, respectively. Proceeds from sales of fixed maturities and equity securities during the nine months ended September 30, 2005 and 2004 are $398.7 million and $425.3 million, respectively.

      Net realized investment gains (losses) are comprised of the following (in thousands):

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                               -------------------------
                                                  2005            2004
                                               ---------       ---------
Gross realized gains                           $   4,281       $   6,371
Gross realized (losses)                           (1,453)         (1,595)
Other than temporary impairment (losses)          (1,072)              -
Trading portfolio gains (losses)                       5           2,570
                                               ---------       ---------

Net realized investment gains (losses)         $   1,761       $   7,346
                                               =========       =========

6. INCOME TAXES

      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance's investment income is tax-exempt.

7. DEFERRED POLICY ACQUISITION COSTS

      Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred policy acquisition costs, net of ceding commissions earned, amounted to approximately $50.1 million and $46.6 million for the nine months ended September 30, 2005 and 2004, respectively.

8. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

9. LONG-TERM DEBT

      Outstanding long-term debt, as of September 30, 2005 and December 31, 2004, consisted of the following:

                                                                                  SEPTEMBER 30           December 31
                                                                                     2005                    2004
                                                                                ---------------       -----------------
                                                                                            In thousands
Convertible Debentures due June 30, 2023 (the Convertible
  Debentures), unsecured and bearing a fixed interest rate
  of 3.9%, net of unamortized original issuer's discounts of
  $2,293 and $2,515 at September 30, 2005 and December
  31, 2004, respectively.                                                       $       105,307       $         105,085
Trust Preferred Subordinated Debentures, unsecured, bearing interest at a floating rate, adjustable quarterly.

                                  September 30,2005
   Due                                  Rate
April 29, 2034                          7.64%                                            13,403                  13,403
May 12, 2034                            7.64%                                            10,310                  10,310
May 12, 2034                            7.64%                                            22,682                  22,682
December 4, 2032                        7.86%                                            15,464                       -
                                                                                ---------------       -----------------

                                                                                $       167,166       $         151,480
                                                                                ===============       =================

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

Trust Preferred Subordinated Debentures

      In April and May 2004, ProAssurance formed two business trusts, ProAssurance Capital Trust I and ProAssurance Capital Trust II (the PRA Trusts), for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (PRA TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the PRA Trusts, to purchase $46.4 million of variable rate subordinated debentures (the 2034 Subordinated Debentures) issued by ProAssurance. ProAssurance owns all voting securities of the PRA Trusts and the 2034 Subordinated Debentures are the sole assets of the PRA Trusts. The PRA Trusts will meet the obligations of the PRA TPS with the interest and principal paid on the 2034 Subordinated Debentures. The 2034 Subordinated Debentures payable to the PRA Trusts are included as long-term debt in the accompanying Condensed Consolidated Balance Sheets. ProAssurance received net proceeds from the PRA TPS transactions, after commissions and other costs of issuance, of $44.9 million.

      In December 2002, NCRIC formed NCRIC Statutory Trust I (the NCRIC Trust), for the sole purpose of issuing, in private placement transactions, $15.0 million of trust preferred securities (NCRIC TPS) and using the proceeds thereof, together with the equity proceeds received from NCRIC in the initial formation of the NCRIC Trust, to purchase $15.5 million of variable rate subordinated debentures (the 2032 Subordinated Debentures) issued by NCRIC. NCRIC owns all voting securities of the NCRIC Trust and the 2032 Subordinated Debentures are the sole assets of the NCRIC Trust. The NCRIC Trust will meet the obligations of the NCRIC TPS with the interest and principal paid on the 2032 Subordinated Debentures. ProAssurance assumed the obligations of the 2032 Subordinated Debentures as a part of the NCRIC purchase transaction.

      The 2034 and 2032 Subordinated Debentures have the same maturities and other applicable terms and features as the associated trust preferred securities. The 2034 and 2032 Subordinated Debentures are uncollateralized and bear a floating interest rate adjusted quarterly based upon the three-month LIBOR rate, with a maximum rate for the first five years following issuance of 12.5%. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or at any time the debentures are in default. All have stated maturities of thirty years but may be redeemed at any time following the fifth anniversary of issuance. None of the securities require either PRA or NCRIC to maintain minimum financial covenants. In accordance with the provisions of FIN 46, neither the PRA Trusts nor the NCRIC Trusts are consolidated by ProAssurance.

Guarantees

      ProAssurance and NCRIC have guaranteed that amounts paid to the PRA and NCRIC Trusts under the associated subordinated debentures (the 2034 and 2032 Subordinated Debentures, respectively) will be remitted to the holders of the associated trust preferred securities. These guarantees, when taken together with the obligations of ProAssurance and NCRIC under their respective debentures, the Indentures pursuant to which those debentures were issued, and the related trust agreements (including obligations to pay related trust cost, fees, expenses, debt and other obligations for the PRA and NCRIC Trusts other than with respect to the common and trust preferred securities of the PRA and NCRIC Trusts), provides a full and unconditional guarantee of amounts due on the PRA and NCRIC TPS. The amounts guaranteed are not expected to at any time exceed the obligations of the 2034 and 2032 Subordinated Debentures, and no additional liability has been recorded related to the PRA and NCRIC TPS or the guarantees.

Fair Value

      At September 30, 2005, the fair value of the Convertible Debentures is approximately 119% of face value based on available independent market quotes. The fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.

Additional Information

      For additional information regarding the terms of the Convertible Debentures and the 2034 Subordinated Debentures see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance's December 31, 2004 Annual Report on Form 10-K/A.

10. STOCKHOLDERS' EQUITY

      At September 30, 2005 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At September 30, 2005 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

      In 2005 ProAssurance granted employee stock options for 314,985 common shares. On a weighted average basis, the options have an exercise price of $41.16 and a fair value of $16.59 per option, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 4.3%, volatility of 0.33, expected life of 6 years; and dividend yield of 0%.

      As a part of the NCRIC acquisition discussed in Note 2, in 2005 ProAssurance converted NCRIC options into ProAssurance options for 12,168 common shares. On a weighted average basis, the options have an exercise price of $31.66 and a fair value of $15.80 per option, using the Black-Scholes option pricing model and the following model assumptions: risk-free interest rate of 3.69%, volatility of 23.54, expected life of 2.6 years; and dividend yield of 0%.

11. COMMITMENTS AND CONTINGENCIES

      As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. ("CHW") in the amount of $19.5 million (the "CHW Judgment") which includes costs associated with pursuing the post-trial motions and any appeal of a final judgment and projected post-trial interest. NCRIC timely filed post-trial motions requesting the trial court to set aside the CHW Judgment or in the alternative, to grant a new trial. In connection with the filing of the post-trial motions, NCRIC posted a $19.5 million appellate bond and associated letter of credit to secure payment of the CHW Judgment. By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC appealed the judgement. In accordance with SFAS 141, ProAssurance has established a liability of $19.5 million for this judgment; this amount has been included as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.

      ProAssurance is involved in various other legal actions against ProAssurance arising primarily from claims related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance's management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance's financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance's results of operations for the period in which any such action is resolved.

12. EARNINGS PER SHARE

      The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                          SEPTEMBER 30          SEPTEMBER 30
                                                                      --------------------   --------------------
                                                                        2005        2004       2005        2004
                                                                      --------    --------   --------    --------
                                                                          In thousands except per share data
Basic earnings per share calculation:
    Numerator:
    Income from continuing operations                                 $ 29,382    $ 19,518   $ 78,784    $ 51,302
    Loss from discontinued operations, net of tax                          (45)          -        (45)          -
                                                                      --------    --------   --------    --------
    Net income                                                        $ 29,337    $ 19,518   $ 78,739    $ 51,302
                                                                      ========    ========   ========    ========

    Denominator:
    Weighted average number of common shares outstanding                30,480      29,182     29,700      29,153
                                                                      ========    ========   ========    ========

    Basic earnings per share:
        From continuing operations                                    $   0.96    $   0.67   $   2.65    $   1.76
        From discontinued operations                                      0.00        0.00       0.00        0.00
                                                                      --------    --------   --------    --------
        Net income per share                                          $   0.96    $   0.67   $   2.65    $   1.76
                                                                      ========    ========   ========    ========

Diluted earnings per share calculation:
    Numerator:
    Income from continuing operations                                 $ 29,382    $ 19,518   $ 78,784    $ 51,302
    Effect of assumed conversion of contingently convertible
        debt instruments                                                   742         742      2,226       2,226
                                                                      --------    --------   --------    --------
    Income from continuing operations-diluted computation               30,124      20,260     81,010      53,528
    Loss from discontinued operations, net of tax                          (45)          -        (45)          -
                                                                      --------    --------   --------    --------
    Net income - diluted computation                                  $ 30,079    $ 20,260   $ 80,965    $ 53,528
                                                                      ========    ========   ========    ========

    Denominator:
    Weighted average number of common shares outstanding                30,480      29,182     29,700      29,153
    Assumed conversion of dilutive stock options                           293         218        274         242
    Assumed conversion of contingently convertible debt instruments      2,572       2,572      2,572       2,572
                                                                      --------    --------   --------    --------
    Diluted weighted average equivalent shares                          33,345      31,972     32,546      31,967
                                                                      ========    ========   ========    ========

    Diluted earnings per share:
        From continuing operations                                    $   0.90    $   0.63   $   2.49    $   1.67
        From discontinued operations                                      0.00        0.00       0.00        0.00
                                                                      --------    --------   --------    --------
        Net income per share                                          $   0.90    $   0.63   $   2.49    $   1.67
                                                                      ========    ========   ========    ========

       In accordance with SFAS 128 "Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options, computed quarterly and averaged for each year-to-date period. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. During the nine-month periods ended September 30, 2005 and 2004, approximately 210,000 and 80,000 outstanding ProAssurance options, respectively, on average, carried an exercise price that exceeded the average ProAssurance share price during the quarter period and were excluded from the computation of diluted weighted average shares.

         ProAssurance has implemented the consensus reached in EITF 04-8 and has assumed conversion of its outstanding convertible debt in the computation of diluted earnings per share for the nine-month periods ended September 30, 2005 and 2004. Prior to the implementation of EITF 04-8 in the fourth quarter of 2004, ProAssurance did not assume conversion of its convertible debt in the computation of diluted earnings per share and previously reported diluted earnings per share for the three- and nine-month periods ended September 30, 2004 as $0.66 and $1.75, respectively.


13. SUBSEQUENT EVENT

         On November 4, 2005 ProAssurance entered into a definitive agreement to sell its wholly owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies) to Motors Insurance Corporation (Motors), a subsidiary of GMAC Insurance Holdings, Inc., for total consideration of $400 million ($327 million from Motors and $73 million in dividends from the MEEMIC Companies), before transaction expenses, to be paid in cash. The transaction is expected to close early in the first quarter of 2006; however, the transaction is contingent upon obtaining certain insurance and anti-trust regulatory approvals.

         ProAssurance's personal lines segment is wholly comprised of the operations of the MEEMIC Companies. At September 30, 2005 the ProAssurance consolidated balance sheet includes the following balances attributable to the MEEMIC Companies.

                                                                 in thousands
Fixed maturities available for sale, at fair value                 $300,198
Cash and cash equivalents                                            12,660
Premiums receivable                                                  16,030
Receivable from reinsurers on unpaid losses and loss
  adjustment expenses                                               141,791
Other assets                                                         59,179
                                                                   --------
Total assets                                                       $529,858
                                                                   ========

Reserve for losses and loss adjustment expenses                    $219,001
Unearned premiums                                                    67,932
Other liabilities                                                    19,679
                                                                   --------
Total liabilities                                                  $306,612
                                                                   ========

         ProAssurance condensed consolidated statement of income includes the following amounts attributable to the operations of the MEEMIC Companies.

                                                         Nine Months Ended
                                                           September 30
                                                      ------------------------
                                                        2005            2004
                                                      --------        --------
                                                        in thousands, except
                                                         per share amounts
Gross premiums written                                $166,848        $162,101
                                                      ========        ========
Net premiums written                                  $143,359        $142,636
                                                      ========        ========
Net premiums earned                                   $141,082        $135,749
Net investment income                                    9,337           7,942
Other revenues                                           2,371           1,874
                                                      --------        --------
    Total revenues                                     152,790         145,565
                                                      --------        --------
Net losses and loss adjustment expenses                 81,458          83,279
Underwriting, acquisition and insurance expenses        33,430          31,251
                                                      --------        --------
    Total expenses                                     114,888         114,530
                                                      --------        --------
Income before income taxes                              37,902          31,035
Provision for income taxes                             (12,242)        (10,022)
                                                      --------        --------
Net income                                            $ 25,660        $ 21,013
                                                      ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto (unaudited) accompanying this report and ProAssurance's Annual Report on Form 10-K/A for the year ended December 31, 2004, (filed June 13, 2005) which includes a Glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, "we," "us" and "our" refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under "Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.

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

      We evaluate each of our ceded reinsurance contracts at their inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting literature. At September 30, 2005 all such ceded contracts are accounted for as risk transferring contracts.

Investments

      We consider our fixed maturity securities as available-for-sale and our equity securities as either available-for-sale or trading portfolio securities. Both available-for-sale and trading portfolio securities are carried at fair value. Positive and negative changes in the market value (unrealized gains and losses) of available-for-sale securities are included, net of the related tax effect, in accumulated other comprehensive income, a component of stockholders' equity, and are excluded from current period net income. Positive and negative changes in the market value of trading portfolio securities are included in current period net income as a component of net realized investment gains (losses).

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

RECENT SIGNIFICANT EVENTS

      On August 3, 2005 ProAssurance acquired all of the outstanding common stock of NCRIC Corporation (NCRIC). NCRIC principally holds a single property and casualty insurance company that provides medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. The primary purpose for the transaction was to expand marketing opportunities for our professional liability insurance products. The following chart summarizes the acquisition:

                                                       ($ in millions)
Fair value of 1.7 million ProAssurance
    common shares issued                                   $ 67.2
Other acquisition costs                                       3.9
                                                           ------
Aggregate purchase price                                     71.1
Fair value of net assets acquired                            46.1
                                                           ------
Excess of purchase price over fair value
    of net assets acquired, recognized as goodwill         $ 25.0
                                                           ======

      A more detailed description of the merger transaction is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements included herein. Additional information about NCRIC is available in NCRIC's annual report on Form 10K/A for the year ended December 31, 2004 which was included as an exhibit to our registration statement on Form S-4/A dated June 23, 2005.

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

      Within our operating subsidiaries our primary need for liquidity is to pay losses and operating expenses in the ordinary course of business. Our operating activities provided positive cash flow of $282.4 million for the nine months ended September 30, 2005, which is comparable to cash provided by operations of $284.8 million for the nine months ended September 30, 2004. Our September 30, 2005 operating cash flow includes $3.6 million generated by NCRIC operating activities from the August 3 purchase date forward. The primary sources of our operating cash flows are net investment income and the excess of premiums collected over net losses paid and operating costs. Timing delays exist between the collection of premiums and the payment of losses, particularly so with regard to our professional liability premiums. A general measure of this timing delay is the paid loss ratio, which is computed by dividing paid losses for the period by net earned premium. Our paid loss ratios for the nine months ended September 30, 2005 (including NCRIC activity) and 2004 are 45.5% and 48.6%, respectively.

      We believe that premium adequacy is critical to our long-term liquidity. We continually review rates and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We are unable to predict whether we will continue to receive approval for our rate filings.

      We manage our investment portfolio to ensure that it will have sufficient liquidity to meet our obligations. In performing this analysis we consider the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in determining the expected payout of our loss reserves. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities held in our investment portfolio or borrow funds under previously established borrowing arrangements. However, given the significant cash flows being generated by our operations and the relatively short duration of our investment portfolio we do not foresee any such shortfall.

      While cash balances remained flat, total investments have increased by approximately $460.2 million, of which $224.2 million is attributable to the NCRIC acquisition. We transfer most of the cash generated from operations into our investment portfolio. We held cash and cash equivalents of approximately $30.1 million at both September 30, 2005 and at December 31, 2004. Approximately $493,000 of the total held at September 30, 2005 is attributable to NCRIC.

      At September 30, 2005 our investment in fixed maturity securities is $2.613 billion representing 89.6% of our total investments. Of this total, $184.1 million is attributable to NCRIC. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio have a dollar weighted average rating of "AA" at September 30, 2005. Our investment policies implement an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average modified duration of our fixed maturity securities at September 30, 2005 is 3.93 years. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates also affect the fair value of our fixed maturity securities. Bond market rates have increased since December 31, 2004 and as a result average bond prices have decreased. On a pre-tax basis, net unrealized gains/losses related to our available-for-sale fixed maturity securities decreased from a net unrealized gain of $33.9 million at December 31, 2004 to a net unrealized loss of $3.3 million at September 30, 2005.

      At September 30, 2005, available-for-sale and trading portfolio equity investments total $24.2 million, representing approximately 0.8% of our total investments, and approximately 3.2% of our capital. These holdings decreased from $39.4 million at December 31, 2004 principally due to calls of preferred equity securities. Our equity investments are diversified primarily among domestic growth and value holdings through common and preferred stock.

      Our investment in short-term securities at September 30, 2005 is $150.4 million as compared to $41.4 million at December 31, 2004. Approximately $40.1 million of this increase is attributable to NCRIC. We have elected to hold more funds in short-term securities during 2005 in order to increase our investment flexibility in an improving rate environment. As our investment managers identify investment opportunities that are consistent with our longer range investment strategy we plan to move funds from short-term securities to longer term fixed maturity securities.

      For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

      Our net reserves for losses at September 30, 2005 are $1.9 billion, including NCRIC net reserves of $144 million, an increase of $309 million over net reserves at December 31, 2004. These amounts are net of $465.3 million receivable from reinsurers, of which $44.3 million is attributable to NCRIC. Substantially all of this increase is in our professional liability segment, which is a long-tailed business. Whenever paid losses are less than incurred losses, reserves will increase, this occurs more frequently in a long-tailed business.

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

      Our long-term debt increased by $15.5 million as a result of the NCRIC transaction. NCRIC's 2032 Subordinated Debentures are included in our consolidated long-term debt at September 30, 2005. The 2032 Subordinated Debentures mature in 2032, carry a floating variable rate equal to the three-month Libor rate plus 4%, and are redeemable at our option after December 4, 2007. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information.

      As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. ("CHW") in the amount of $19.5 million (the "CHW judgment") which includes costs associated with pursuing the post-trial motions and any appeal of a final judgment and projected post-trial interest. NCRIC timely filed post-trial motions requesting the trial court to set aside the CHW judgment or in the alternative, to grant a new trial. In connection with the filing of the post-trial motions, NCRIC posted a $19.5 million appellate bond and associated letter of credit to secure payment of the CHW judgment. By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC has appealed the judgment. In accordance with SFAS 141, ProAssurance has established a liability of $19.5 million for this judgment; this amount has been included as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.

      As outlined in Note 3 to the Notes to the Condensed Consolidated Financial Statements we plan to sell NCRIC's ConsiCare subsidiary and therefore ConsiCare operating results are reported in Loss from Discontinued Operations. ConsiCare principally provides administrative and financial services to physician practices and such a business focus is not consistent with our strategy as a specialty insurance company.

Off Balance Sheet Arrangements/Guarantees

      As discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements, our 2032 and 2034 Debentures are held by, and are the sole assets of, related business trusts. The NCRIC Trust purchased the 2032 Debentures and the PRA Trust purchased the 2034 Debentures with proceeds from related trust preferred stock (TPS) issued and sold by each trust. The terms and maturities of the 2034 and 2032 Subordinated Debentures mirror those of the related TPS. The NCRIC and PRA Trusts will use the debenture interest and principal payments we pay into each trust to meet their TPS obligations. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46R, "Variable Interest Entities," (FIN 46R) the NCRIC and PRA Trusts are not included in our consolidated financial statements because we are not the primary beneficiary of either trust.

      NCRIC and ProAssurance have issued guarantees that amounts paid to the NCRIC and PRA Trusts related to the 2032 and 2034 Subordinated Debentures will subsequently be remitted to the holders of the related TPS. The amounts guaranteed are not expected to at any time exceed our obligations under the 2032 and 2034 Subordinated Debentures, and we have not recorded any additional liability related to the guarantee.

OVERVIEW

      We are an insurance holding company and our operating results are almost entirely derived from the operations of our insurance subsidiaries. ProAssurance's professional liability segment primarily provides medical professional liability insurance to physicians and physician groups. The personal lines segment primarily provides auto and homeowner insurance to members of the Michigan educational community and their families.

      The professional liability segment is our largest segment and contributed 75% of our consolidated total revenues during the nine-month period ended September 30, 2005. The professional liability segment holds 85% of consolidated total assets at September 30, 2005 and 96% of our consolidated net loss reserves at September 30, 2005 are professional liability reserves. The professional liability segment principally operates through four insurance subsidiaries: The Medical Assurance Company, Inc., ProNational Insurance Company, NCRIC, Inc. and Red Mountain Casualty Insurance Company, Inc.

      Our personal lines segment includes the operations of a single insurance company, MEEMIC Insurance Company. As discussed in Note 13 to the accompanying Condensed Consolidated Financial Statements (unaudited) ProAssurance has entered into a definitive agreement to sell the subsidiaries that comprise its personal lines segment. The transaction is expected to close early in the first quarter of 2006; however, the transaction is contingent upon obtaining certain insurance and anti-trust regulatory approvals.

      Revenues and expenses from continuing operations are attributable to the operating segments with the exception of corporate income, which for all periods presented, consists solely of investment income and net realized investment gains (losses) earned directly by the parent holding company as well as interest expense related to long-term debt. Operating results by segment for the three and nine months ended September 30, 2005 and 2004 are summarized below. The operating results below include the operating results of NCRIC since the date of acquisition on August 3, 2005.

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30                            SEPTEMBER 30
                                                 -----------------------------------    -----------------------------------
                                                                            Increase                               Increase
                                                   2005         2004       (Decrease)     2005         2004       (Decrease)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
                                                                                In thousands
Income from continuing operations
  before income taxes:
    Professional liability segment               $  28,715    $  14,905    $  13,810    $  76,028    $  37,629    $  38,399
    Personal lines segment                          13,826       10,496        3,330       37,902       31,035        6,867
    Corporate (not attributed to
     segments)                                      (1,671)         (44)      (1,627)      (4,681)      (1,183)      (3,498)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Consolidated                                 $  40,870    $  25,357    $  15,513    $ 109,249    $  67,481    $  41,768
                                                 =========    =========    =========    =========    =========    =========

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

      Beginning in mid-2000 medical professional liability losses, and actuarial estimates of loss costs, throughout the United States proved to be higher than insurers anticipated, thus insurers found that both their rates and their reserves were inadequate. Some competitors were forced out of business by regulators; some chose to no longer offer medical professional liability coverages. Most remaining carriers increased their rates in response to those trends. However, as rate adequacy and profitability improved within the industry, competition in our markets increased. In some states, price competition is making it more difficult to generate new business that meets our criteria for profitability or to maintain existing margins on renewal business.

      Our personal lines segment operates in a highly competitive environment dominated by larger insurance organizations. The personal lines segment is experiencing increased price competition. We must provide a high level of service while operating efficiently in order to competitively price our products and achieve operating goals.

      Investment income is a substantial revenue source for the professional liability segment because, on average, premiums are collected several years before the related losses are paid. While we focus on increasing the current yield of the portfolio, we consider total return and our ability to realize net investment (capital) gains in the execution of our investment strategy and adapt our strategy as market and economic conditions change. The realization of investment (capital) gains or losses is therefore not predictable; however, such gains or losses can have a substantial effect on our revenues in the periods in which they occur.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

      Selected consolidated financial data for each period is summarized in the table below.

                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    SEPTEMBER 30                             SEPTEMBER 30
                                       -------------------------------------     -------------------------------------
                                                                    Increase                                  Increase
                                         2005          2004        (Decrease)      2005           2004       (Decrease)
                                       ---------     ---------     ----------    ---------       -------     ----------
                                                                       $ in thousands
Revenues:
  Gross premiums written               $ 224,559     $ 217,812     $    6,747     $ 601,589       $ 600,295   $   1,294
                                       =========     =========     ==========     =========       =========   =========
  Net premiums written                 $ 203,405     $ 198,370     $    5,035     $ 539,794       $ 538,085   $   1,709
                                       =========     =========     ==========     =========       =========   =========

  Premiums earned                      $ 214,547     $ 196,185     $   18,362     $ 601,457       $ 569,583   $  31,874
  Premiums ceded                         (24,208)      (20,839)        (3,369)      (64,818)        (60,497)     (4,321)
                                       ---------     ---------     ----------     ---------        --------   ---------
  Net premiums earned                    190,339       175,346         14,993       536,639         509,086      27,553
  Net investment income                   28,078        22,659          5,419        79,646          63,192      16,454
  Net realized investment
      gains (losses)                        (635)        3,063         (3,698)        1,761           7,346      (5,585)
  Other income                             1,539           827            712         4,612           3,069       1,543
                                       ---------     ---------     ----------     ---------        --------   ---------

Total revenues                           219,321       201,895         17,426       622,658         582,693      39,965
                                       ---------     ---------     ----------     ---------        --------   ---------

Expenses:
  Losses and loss adjustment
       expenses                          158,625       163,583         (4,958)      460,084         477,966     (17,882)
  Reinsurance recoveries                 (15,980)      (19,302)         3,322       (47,153)        (54,986)      7,833
                                       ---------     ---------     ----------     ---------        --------   ---------
  Net losses and loss
      adjustment expenses                142,645       144,281         (1,636)      412,931         422,980     (10,049)
  Underwriting, acquisition
      and insurance expenses              33,516        30,355          3,161        94,021          87,695       6,326
  Interest expense                         2,290         1,902            388         6,457           4,537       1,920
                                       ---------     ---------     ----------     ---------        --------   ---------

Total expenses                           178,451       176,538          1,913       513,409         515,212      (1,803)
                                       ---------     ---------     ----------     ---------        --------   ---------
Income from continuing
     operations before income taxes       40,870        25,357         15,513       109,249          67,481      41,768

Income taxes                              11,488         5,839          5,649        30,465          16,179      14,286
                                       ---------     ---------     ----------     ---------        --------   ---------

Income from continuing operations         29,382        19,518          9,864        78,784          51,302      27,482
Loss from discontinued
     operations, net of tax                  (45)            -            (45)          (45)              -         (45)
                                       ---------     ---------     ----------     ---------        --------   ---------

Net Income                             $  29,337     $  19,518     $    9,819     $  78,739        $ 51,302   $   27,437
                                       =========     =========     ==========     =========        =========  ==========

Net loss ratio                              74.9%         82.3%          (7.4)         76.9%           83.1%       (6.2)
Underwriting expense ratio                  17.6%         17.3%           0.3          17.5%           17.2%        0.3
                                       ---------     ---------     ----------     ---------        --------   ---------
Combined ratio                              92.5%         99.6%          (7.1)         94.4%          100.3%       (5.9)
Less: Investment income ratio               14.8%         12.9%           1.9          14.8%           12.4%        2.4
                                       ---------     ---------     ----------     ---------        --------   ---------

Operating ratio                             77.7%         86.7%          (9.0)         79.6%           87.9%       (8.3)
                                       =========     =========     ==========     =========         =======   =========

Return on equity *                          16.8%         13.6%           3.2          15.6%           12.0%        3.6
                                       =========     =========     ==========     =========         =======   =========


* Net income, annualized, divided by the average of beginning and ending stockholders' equity.

      We measure performance in a number of ways, but particularly focus on our combined ratio and investment returns, both of which directly affect our return on equity (ROE). We target a long-term average ROE of 12% to 14%.

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

      Our segments engage in activities that generate other income. Such activities, principally fee generating and agency services, do not constitute a significant source of revenues or profits on either a segment or a consolidated basis. The 2005 increase in our annualized ROE is primarily attributable to our success in reducing our professional liability net loss ratio. The improvement in the professional liability ratio had a pronounced effect on ROE since three fourths of our consolidated earned premiums are attributable to this segment.

      Our 2005 operating results also benefited from additional investment income earned as a result of the growth in our invested assets in an improved interest rate market.

EFFECT OF NCRIC ACQUISITION

      We acquired NCRIC on August 3, 2005 and our results for the three- and nine-month periods ended September 30, 2005 include NCRIC results since the date of acquisition only. As a means of illustrating the effect of the NCRIC transaction on our September 30, 2005 results for the period, the tables that follow reflect NCRIC results as a separate line item. Unless otherwise indicated, explanations of variances between operating periods are presented exclusive of the amounts attributed to NCRIC operations.

PREMIUMS

                                                                    GROSS PREMIUMS WRITTEN
                             ------------------------------------------------------------------ --------------------------
                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                               SEPTEMBER 30                                  SEPTEMBER 30
                             -----------------------------------------------    -------------------------------- ---------
                                                               Increase                                       Increase
                              2005           2004             (Decrease)           2005        2004          (Decrease)
                             ---------    -----------   --------------------    ----------  ----------   -----------------
                                                                      $ in thousands
PROFESSIONAL LIABILITY:
  Without NCRIC              $ 156,419    $   160,461   $     (4,042)  (2.5%)   $  423,852  $  438,194   $ (14,342)   (3.3%)
  NCRIC                         10,889              -         10,889    n/a         10,889           -      10,889     n/a
                             ---------    -----------   ------------            ----------  ----------   ---------
                               167,308        160,461          6,847    4.3%       434,741     438,194      (3,453)   (0.8%)

PERSONAL LINES                  57,251         57,351           (100)  (0.2%)      166,848     162,101       4,747     2.9%
                             ---------    -----------   ------------            ----------  ----------   ---------

CONSOLIDATED                 $ 224,559    $   217,812   $      6,747    3.1%    $  601,589  $  600,295   $   1,294     0.2%
                             =========    ===========   ============            ==========  ==========   =========

      Professional liability premiums written have increased in both the three- and nine-month periods of 2005 as a result of the acquisition of NCRIC. This acquisition is consistent with our stated strategy to grow premiums both organically and through selective acquisitions.

      Professional liability premiums written vary from period to period for a number of reasons. Some of the more common differences result from changes to premium rates, the volume of new business written during the period, the loss of business to competitors or due to our own underwriting decisions, and the percentage of our policies that renew, which may also affect the level of tail premiums written. Strategic factors, such as our decision to convert our remaining occurrence policies to claims-made coverage, and market factors, such as the entry or exit of a competitor in a given market, may also affect written premiums from period to period. The effect of any of these changes also varies by the proportion of policies written or renewed during each period in the various geographical regions and classes of business in which we operate.

      Excluding the effect of NCRIC, declines in the premiums written for tail policies are the primary reason that professional liability premiums have decreased overall in both the three- and the nine-month periods of 2005 as compared to the same periods of 2004, even though these premiums comprise less than 10% of total premiums written in any period of 2005 or 2004. Tail policies are offered to insureds that are discontinuing their claims-made coverage with us, and the amount of tail premium written in any period can and does vary widely. During the past two years tail premiums ranged from $4.9 million to $15.3 million per quarter. The three- and nine-month periods in 2005 included tail premiums of $7.2 million and $20.3 million, which is $2.7 million and $9.7 million lower, respectively, than in the same periods in 2004. Physician lines comprise more than 85% of our total professional liability premiums written in both the three- and nine-month periods of 2005 and 2004. Physician premiums related to non-tail coverages increased $2 million in the three months ended September 30, 2005 as compared to the same period last year. On a year-to-date basis, 2005 non-tail physician coverages are approximately $3 million lower than in 2004.

      We believe our rates are now adequate to support our ROE goals. While we continue our focus on premium adequacy, the cumulative increase in our rates during the past several years means that we do not generally require the same level of rate increases in 2005 that we have required in prior years. During the three and the nine months ended September 30, 2005, rates on renewed physician policies averaged 12% to 13% higher than the expiring premiums. Retention improved in 2005, averaging 87% in the third quarter and 86% year-to-date as compared to an average of 85% and 84% for the three and nine months ended September 30, 2004. The decline in our professional liability premiums for the year-to-date period is due to a number of different factors. We are writing more of our premiums in states in which we charge a lower rate per unit of risk and some of our insureds are purchasing policies with smaller coverage limits. In some markets, we are experiencing strong price-based competition for physician business.

      A decrease in hospital premiums also contributed to the total decline in premiums written for both the three- and the nine-month periods. Such business is highly price sensitive. As in all our lines, we choose not to compete primarily on price because our focus is on maintaining adequate margins in the policies we sell. Thus, our hospital premiums fluctuate based on competitive forces largely beyond our control.

      Personal lines premium revenues are almost entirely comprised of auto and homeowner premiums with auto premiums representing between 77% and 80% of written premiums in each period. For the quarter ended September 30, 2005 auto premiums decreased by approximately $1.1 million due both to a 1.4% decrease in the number of insured autos and the implementation of additional policy discounts for qualifying insureds. On a year-to-date basis, as compared to 2004, auto premiums are up $1.7 million due to increases in the value of insured autos. Homeowner premiums grew by approximately $1.0 million for the quarter and $3.0 million for the year-to-date period. The increase in homeowner premiums is attributable both to an increase in the number of insured homes and to higher home values.

                                                                      PREMIUMS EARNED
                              ------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED                               NINE MONTHS ENDED
                                               SEPTEMBER 30                                     SEPTEMBER 30
                              ----------------------------------------------      --------------------------------------------
                                                               Increase                                           Increase
                                  2005          2004          (Decrease)             2005          2004          (Decrease)
                              ------------  ------------  ------------------      ------------  ------------  ----------------
                                                                        $ in thousands
PROFESSIONAL LIABILITY:
  Without NCRIC               $    145,245  $    142,588  $      2,657   1.9%     $    423,079  $    414,382  $    8,697   2.1%
  NCRIC                             13,822             -        13,822   n/a            13,822             -      13,822   n/a
                              ------------  ------------  ------------            ------------  ------------  ----------
                                   159,067       142,588        16,479  11.6%          436,901       414,382      22,519   5.4%
PERSONAL LINES                      55,480        53,597         1,883   3.5%          164,556       155,201       9,355   6.0%
                              ------------  ------------  ------------            ------------  ------------  ----------

CONSOLIDATED                  $    214,547  $    196,185  $     18,362   9.4%     $    601,457  $    569,583  $   31,874   5.6%
                              ============  ============  ============            ============  ============  ==========

      Because premiums are generally earned pro rata over the entire policy period after the policy is written, fluctuations in premiums earned tend to lag those of premiums written. Auto policies typically carry a six-month policy period; other policies generally carry a policy period of one year. Professional liability tail policies are 100% earned in the period written because the policies insure only incidents that occurred in prior periods.

      The increase in 2005 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2005 and late 2004, reduced by lower tail premiums written in 2005 as discussed in the section on premiums written.

                                                                      PREMIUMS CEDED
                               -------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                               NINE MONTHS ENDED
                                               SEPTEMBER 30                                    SEPTEMBER 30
                               --------------------------------------------     -------------------------------------------
                                                             Increase                                        Increase
                                   2005        2004         (Decrease)            2005        2004          (Decrease)
                               -----------  ----------  -------------------     ----------  ---------- --------------------
                                                                        $ in thousands
PROFESSIONAL LIABILITY:
  Without NCRIC                $    13,167  $   13,413  $      (246)  (1.8%)   $   39,030  $   41,045  $    (2,015)    (4.9%)
  NCRIC                              2,314           -        2,314    n/a          2,314           -        2,314      n/a
                               -----------  ----------  -----------            ----------  ----------  -----------
                                    15,481      13,413        2,068   15.4%        41,344      41,045          299      0.7%

PERSONAL LINES                       8,727       7,426        1,301   17.5%        23,474      19,452        4,022     20.7%
                               -----------  ----------  -----------            ----------  ----------  -----------

CONSOLIDATED                   $    24,208  $   20,839  $     3,369   16.2%    $   64,818  $   60,497  $     4,321      7.1%
                               ===========  ==========  ===========            ==========  ==========  ===========

      Premiums ceded represent the portion of earned premiums that we must ultimately pay to our reinsurers for their assumption of a portion of our losses. The decrease in premiums ceded shown for the comparative three-month and nine-month periods is principally related to small shifts in the geographic and coverage mix of premiums earned in our professional liability segment in 2005 as compared to 2004. Such shifts are considered routine.

      Personal lines premiums ceded primarily increased because of a significant rise in the per vehicle assessment charged by the Michigan Catastrophic Claims Association.

LOSSES AND LOSS ADJUSTMENT EXPENSES

      The estimation of medical professional liability losses is inherently difficult. Injuries may not be discovered until years after an incident, or the claimant may delay pursuing the recovery of damages. Ultimate loss costs, even for similar events, vary significantly depending upon many factors, including but not limited to the nature of the injury and the personal situation of the claimant or the claimants' family, the judicial climate where the insured even occurred, general economic conditions and the trend of health care costs. Medical liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.

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

      In establishing reserves for loss and loss adjustment expenses management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. Given the number of factors considered it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. We perform an in-depth review of our loss reserves on a semi-annual basis. However, management is continually reviewing and updating the data underlying the estimation of its loss reserves and we make adjustments that we believe the emerging data indicate. Any adjustments necessary are reflected in the then current operations.

      As a result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates. We use a variety of actuarial methodologies in performing these analyses. Among the methods that we have used are:

      -     Paid development method

      -     Reported development method

      -     Bornhuetter-Ferguson method (professional liability)

      -     Average paid value method (professional liability)

      -     Average reported value method (professional liability)

      -     Backward recursive method (professional liability)

      -     Paid Cape Cod method (personal lines)

      -     Incurred Cape Cod method (personal lines)

      -     Expected loss ratio method (personal lines)

      Generally, methods such as the Bornheutter-Ferguson method and the Cape Cod method are used on more recent accident years where we have less development on which to base our analysis. As business seasons and we have an increased amount of data for a given accident year we begin to give more confidence to the development and average methods as these methods typically rely more heavily on our own historical data. Each method is used because it has its own set of assumptions or provides a different perspective on the particular business under review.

      The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, we perform statistical reviews of claim data such as claim counts, average settlement costs and severity trends.

      In performing these analyses we partition our business by type, coverage type, geography, layer of coverage and accident year. This procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. For each partition the results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment are used to develop a point estimate based upon management's judgment and past experience. The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management and is not driven by formulaic determination. For each partition of our business we select a point estimate with due regard for the age, characteristics and volatility of the partition of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type. This series of selected point estimates is then combined to produce an overall point estimate for ultimate losses for each segment of our operations.

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

      The following tables summarize net losses and net loss ratios for the three and nine months ended September 30, 2005 and 2004 by separating losses between the current accident year and all prior accident years.

                                                                   NET LOSSES
                                    -------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30                     SEPTEMBER 30
                                    -------------------------------------   ---------------------------------------
                                                               Increase                                  Increase
                                       2005         2004      (Decrease)        2005         2004       (Decrease)
                                    ----------  -----------  ------------   ------------  ----------   ------------
                                                                   $ In thousands
CALENDAR YEAR

PROFESSIONAL LIABILITY:
  Without NCRIC                     $  107,734  $   116,682  $     (8,948)  $    321,309  $  339,701   $    (18,392)
  NCRIC                                 10,164            -        10,164         10,164           -         10,164
                                    ----------  -----------  ------------   ------------  ----------   ------------
                                       117,898      116,682         1,216        331,473     339,701         (8,228)

PERSONAL LINES                          24,747       27,599        (2,852)        81,458      83,279         (1,821)
                                    ----------  -----------  ------------   ------------  ----------   ------------

CONSOLIDATED                        $  142,645  $   144,281  $     (1,636)  $    412,931  $  422,980   $    (10,049)
                                    ==========  ===========  ============   ============  ==========   ============

CURRENT ACCIDENT YEAR

PROFESSIONAL LIABILITY:
  Without NCRIC                     $  112,734  $   116,682  $     (3,948)  $    331,309  $  339,701   $     (8,392)
  NCRIC                                 10,164            -        10,164         10,164           -         10,164
                                    ----------  -----------  ------------   ------------  ----------   ------------
                                       122,898      116,682         6,216        341,473     339,701          1,772

PERSONAL LINES                          27,489       31,016        (3,527)        87,916      92,190         (4,274)
                                    ----------  -----------  ------------   ------------  ----------   ------------

CONSOLIDATED                        $  150,387  $   147,698  $      2,689   $    429,389  $  431,891   $     (2,502)
                                    ==========  ===========  ============   ============  ==========   ============

PRIOR ACCIDENT YEAR

PROFESSIONAL LIABILITY:
  Without NCRIC                     $   (5,000) $         -  $     (5,000)  $    (10,000) $        -   $    (10,000)
  NCRIC                                      -            -             -              -           -              -
                                    ----------  -----------  ------------   ------------  ----------   ------------
                                        (5,000)           -        (5,000)       (10,000)          -        (10,000)

PERSONAL LINES                          (2,742)      (3,417)          675         (6,458)     (8,911)         2,453
                                    ----------  -----------  ------------   ------------  ----------   ------------

CONSOLIDATED                        $   (7,742) $    (3,417) $     (4,325)  $    (16,458) $   (8,911)  $     (7,547)
                                    ==========  ===========  ============   ============  ==========   ============

                                                                          NET LOSS RATIOS*
                                                --------------------------------------------------------------------
                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                --------------------------------------------------------------------
                                                                       Increase                             Increase
                                                2005        2004      (Decrease)     2005        2004      (Decrease)
                                                ----        ----      ----------     ----        ----      ---------
CALENDAR YEAR

PROFESSIONAL LIABILITY:
  Without NCRIC                                 81.6%       90.3%          (8.7)     83.7%       91.0%          (7.3)
  NCRIC                                         88.3%          -            n/a      88.3%          -            n/a
          Total professional liability          82.1%       90.3%          (8.2)     83.8%       91.0%          (7.2)

PERSONAL LINES                                  52.9%       59.8%          (6.9)     57.7%       61.3%          (3.6)

CONSOLIDATED                                    74.9%       82.3%          (7.4)     76.9%       83.1%          (6.2)

CURRENT ACCIDENT YEAR

PROFESSIONAL LIABILITY:
  Without NCRIC                                 85.4%       90.3%          (4.9)     86.3%       91.0%          (4.7)
  NCRIC                                         88.3%          -            n/a      88.3%          -            n/a
          Total professional liability          85.6%       90.3%          (4.7)     86.3%       91.0%          (4.7)

PERSONAL LINES                                  58.8%       67.2%          (8.4)     62.3%       67.9%          (5.6)

CONSOLIDATED                                    79.0%       84.2%          (5.2)     80.0%       84.8%          (4.8)

FAVORABLE DEVELOPMENT
RELATED TO PRIOR ACCIDENT YEARS

PROFESSIONAL LIABILITY:
  Without NCRIC                                 (3.8%)         -           (3.8)     (2.6%)         -           (2.6)
  NCRIC                                            -           -            n/a         -           -            n/a
          Total professional liability          (3.5%)         -           (3.5)     (2.5%)         -           (2.5)

PERSONAL LINES                                  (5.9%)      (7.4%)          1.5      (4.6%)      (6.6%)          2.0

CONSOLIDATED                                    (4.1%)      (1.9%)         (2.2)     (3.1%)      (1.7%)         (1.4)

*  Net losses as specified divided by net premiums earned.

      Professional liability current accident year net loss ratios are lower in 2005 as compared to 2004 due to several factors. We have focused for several years on developing and maintaining adequate rates. As premium adequacy has improved, loss ratios have decreased. Also, our expected loss ratios vary based upon geographic location, coverage type and coverage limits. In 2005 as compared to 2004, changes in the mix of insured risks reduced expected loss ratios. During both the second and third quarters of 2005 we recognized favorable development of $5 million related to our previously established professional liability reserves, primarily to reflect small reductions in our estimates of claim severity for accident years 2002 and prior.

      Personal lines current accident year loss ratios have decreased because the frequency of auto damage claims has decreased, particularly for bodily injury claims. Also, the frequency and severity of homeowner damage claims have decreased as compared to 2004, largely due to more favorable weather conditions in 2005. We experienced favorable development in the personal lines segment of $2.7 million and $3.4 million for the three months, and $6.5 million and $8.9 million for the nine months ended September 30, 2005 and 2004, respectively, primarily related to prior year loss reserves for auto bodily injury claims for accident years 2004 and prior.

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

                                                       NET INVESTMENT INCOME
                             -------------------------------------------------------------------------
                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                        SEPTEMBER 30                          SEPTEMBER 30
                             ----------------------------------  -------------------------------------
                                                    Increase                             Increase
                               2005      2004      (Decrease)      2005      2004       (Decrease)
                             --------  --------  --------------  --------  --------  -----------------
                                                          $ in thousands
PROFESSIONAL LIABILITY:
     Without NCRIC           $ 22,914  $ 19,480  $ 3,434  17.6%  $ 67,276  $ 54,569  $ 12,707    23.3%
     NCRIC                      1,341         -    1,341   n/a      1,341         -     1,341     n/a
                             --------  --------  -------         --------  --------  --------
                               24,255    19,480    4,775  24.5%    68,617    54,569    14,048    25.7%

PERSONAL LINES                  3,230     2,645      585  22.1%     9,337     7,942     1,395    17.6%
Not attributed to segments        593       534       59  11.0%     1,692       681     1,011  >100.0%
                             --------  --------  -------         --------  --------  --------

CONSOLIDATED                 $ 28,078  $ 22,659  $ 5,419  23.9%  $ 79,646  $ 63,192  $ 16,454    26.0%
                             ========  ========  =======  ====   ========  ========  ========  ======

      The increase in our net investment income in 2005 as compared to 2004 is due both to higher average invested funds and improved yields. Market interest rates began to increase in mid-2004, allowing new and maturing funds to be invested at higher rates. Changes in the asset mix of the portfolio have also helped to improve the after-tax yield of the portfolio. We increased the proportion of the portfolio that is invested in tax-exempt securities because of the higher after-tax yields available on these securities. Our average income yield, on a consolidated basis, including NCRIC, was 4.26% and 4.16% for the three and nine months ended September 30, 2005 as compared to 4.07% and 4.05% for the three and nine months ended September 30, 2004. Our average tax equivalent income yield on a consolidated basis, including NCRIC, was 4.86% and 4.76% for the three and nine months ended September 30, 2005 as compared to 4.53% and 4.47% for the three and nine months ended September 30, 2004.

      Investment income is a more substantial revenue source for our professional liability segment because professional liability premiums are generally collected some years before the related losses are paid. In our personal lines segment, the length of time between the collection of premiums and the settlement of claims is generally short. The positive cash flow generated by our insurance operations during 2005 significantly increased average invested funds and the related net investment income. Personal lines investment income has also increased due to higher average invested funds.

      The components of net realized investment gains (losses) are shown in the following table.

                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30         SEPTEMBER 30
                                          ------------------   -------------------
                                            2005       2004      2005        2004
                                          --------   -------   ---------   -------
                                                     $ in thousands
Net gains (losses) from sales             $    52    $ 1,839   $  2,828    $ 4,776

Other-than-temporary impairment losses       (728)         -     (1,072)         -

Trading portfolio gains (losses)               41      1,224          5      2,570
                                          -------    -------   --------    -------

Net realized investment gains (losses)    $  (635)   $ 3,063   $  1,761    $ 7,346
                                          =======    =======   ========    =======

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

      Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, and facility expenses.

      Underwriting acquisition and insurance expenses increased in 2005 in both segments, but because the increase in expenses was proportional to the increase in net premiums earned, ratios remained fairly consistent between periods. The small increase in the personal lines expense ratio for the comparative three- and nine-month periods principally reflects higher costs related to our required participation in Michigan's program for high-risk insureds.

                                      UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES
                          ------------------------------------------------------------------------
                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                     SEPTEMBER 30                         SEPTEMBER 30
                          -----------------------------------   ----------------------------------
                                                 Increase                              Increase
                            2005      2004      (Decrease)        2005      2004      (Decrease)
                          -------   -------   ---------------   -------   -------   --------------
                                                      $ in thousands
PROFESSIONAL LIABILITY:
     Without NCRIC        $19,430   $19,054   $   376    2.0%   $58,545   $56,444   $ 2,101   3.7%
     NCRIC                  2,046         -     2,046    n/a      2,046         -     2,046   n/a
                          -------   -------   -------           -------   -------   -------
                           21,476    19,054     2,422   12.7%    60,591    56,444     4,147   7.3%

PERSONAL LINES             12,040    11,301       739    6.5%    33,430    31,251     2,179   7.0%
                          -------   -------   -------           -------   -------   -------

CONSOLIDATED              $33,516   $30,355   $ 3,161   10.4%   $94,021   $87,695   $ 6,326   7.2%
                          =======   =======   =======           =======   =======   =======

                                                        EXPENSE RATIO
                                    -------------------------------------------------------
                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30                 SEPTEMBER 30
                                    --------------------------   --------------------------
                                                     Increase                     Increase
                                     2005    2004   (Decrease)    2005    2004   (Decrease)
                                    -----   -----   ----------   -----   -----   ----------
PROFESSIONAL LIABILITY:
     Without NCRIC                  14.7%   14.8%      (0.1)     15.2%   15.1%       0.1
     NCRIC                          17.8%      -        n/a      17.8%      -        n/a
     Total professional liability   15.0%   14.8%       0.2      15.3%   15.1%       0.2

PERSONAL LINES                      25.8%   24.5%       1.3      23.7%   23.0%       0.7

CONSOLIDATED                        17.6%   17.3%       0.3      17.5%   17.2%       0.3

* Underwriting, acquisition and insurance expenses divided by net premiums earned.

      Guaranty fund assessments (refunds) were approximately $458,000 and $343,000 for the three and nine months ended September 30, 2005 as compared to approximately $171,000 and $704,000 for the three and nine months ended September 30, 2004, respectively.

INTEREST EXPENSE

      Interest expense increased for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 primarily because the average amount of debt outstanding was higher in 2005. Our 2034 Subordinated Debentures of $46.4 million were issued in April and May of 2004; prior to the issuance of the subordinated debentures our only outstanding debt was Convertible Debentures. In August 2005, the NCRIC transaction further increased outstanding debt by $15.5 million. Thus, our average outstanding debt was higher during both the three-and the nine-month periods of 2005 as compared to the same periods of 2004.

TAXES

      Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

                     THREE MONTHS ENDED    NINE MONTHS ENDED
                        SEPTEMBER 30          SEPTEMBER 30
                     ------------------    -----------------
                     2005          2004    2005         2004
                     ----          ----    ----         ----
Statutory rate       35%           35%     35%          35%
Tax-exempt income    (6%)          (8%)    (8%)         (8%)
Other                (1%)          (4%)     1%          (3%)
                     --            --      --           --
Effective tax rate   28%           23%     28%          24%
                     ==            ==      ==           ==

RECENT ACCOUNTING PRONOUNCEMENTS AND GUIDANCE

      On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), which superseded APB 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. ProAssurance plans to adopt SFAS 123(R) on January 1, 2006, the required effective date, using the "modified prospective" method permitted by the statement and expects to value future grants of stock options using the Black Scholes valuation method.

      Under the "modified prospective" method stock-based compensation is recognized under the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and for the non-vested portion of share-based payments granted prior to the adoption of SFAS 123(R). Under SFAS 123(R) compensation for non-vested share-based payments granted prior to adoption shall continue to be calculated as disclosed under SFAS 123, except that the effect of forfeitures is required to be estimated rather than considered as forfeitures occur.

      As permitted by SFAS 123, ProAssurance currently values employee stock-based payments using APB 25's intrinsic value method. Accordingly, ProAssurance generally recognizes no compensation cost related to such payments but does provide pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS 123 to such payments granted.

      Had ProAssurance's SFAS 123 pro forma disclosures been prepared in accordance with the provisions of SFAS 123(R) the effect would have been different, however, the effect that SFAS 123(R) would have had on prior periods is not readily determinable. SFAS 123(R) provides more extensive guidance than does SFAS 123 with regard to factors that should be considered in valuing share-based payments. Under SFAS 123(R), entities are required to "aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors." Under SFAS 123, ProAssurance utilized a single set of valuation assumptions for all employees. Additionally, under SFAS 123(R), awards that vest upon retirement granted to employees who are eligible for retirement should be expensed on the date of grant. Under SFAS 123, ProAssurance calculated compensation expense (for pro forma disclosure) for all awards based upon the vesting schedule for the award, and did not consider the retirement eligibility of the recipient. Adoption of SFAS 123(R) will require ProAssurance to establish numerous assumptions regarding the expected behavior of ProAssurance employees as to continued employment, retirement, and option exercises. ProAssurance's own history with regard to employee stock awards is not sufficient to allow such assumptions to be developed statistically, and data from other sources must also be considered. ProAssurance is in the process of finalizing these assumptions, however, the selection of all assumptions is not yet complete.

      The effect of adoption of SFAS 123(R) on future operating results cannot be predicted at this time because the effect will depend on the levels of share-based payments granted in the future and, the groups of employees to whom the awards are granted, the terms of any future awards, as well as the methods and assumptions used to determine the fair value of those share-based payments.

      In the fourth quarter of 2004, ProAssurance implemented the FASB's September, 2004 consensus regarding Issue 04-08 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-8"). Under the new guidance, issuers of contingently convertible (Co-Co) debt instruments must include the potential common shares underlying the Co-Co (the Co-Co shares) in diluted earnings per share computations (if dilutive) regardless of whether the market price contingency has been met or not. Prior to implementation of EITF 04-8, ProAssurance followed commonly accepted interpretations of SFAS 128, "Earnings Per Share" and did not include the potential Co-Co shares in its diluted earnings per share computations because the market price contingency had not been met. In accordance with EITF 04-8 diluted earnings per share for the three and nine months ended September 30, 2004 has been restated; the restatement reduced previously reported diluted earning per share by $0.03 and $0.08, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. These risks are interest rate risk, credit risk and equity price risk. We believe that we are principally exposed to three types of market risk related to our investment operations.

      As of September 30, 2005, the fair value of our investment in fixed maturity securities was $2.613 billion. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.

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

                                  SEPTEMBER 30, 2005             December 31, 2004
                          ----------------------------------   ---------------------
                           PORTFOLIO    CHANGE IN   MODIFIED    Portfolio   Modified
                             VALUE        VALUE     DURATION      Value     Duration
Interest Rates            $ MILLIONS   $ MILLIONS     YEARS    $ Millions     Years
----------------------    ----------   ----------   --------   ----------   --------
200 basis point rise        $2,406       $(207)       4.25       $2,082       4.11
100 basis point rise        $2,509       $(104)       4.13       $2,170       4.00
Current rate*               $2,613       $   -        3.93       $2,258       3.81
100 basis point decline     $2,715       $ 102        3.76       $2,344       3.70
200 basis point decline     $2,818       $ 205        3.68       $2,434       3.79

*     Current rates are as of September 30, 2005 and December 31, 2004

      At September 30, 2005, the fair value of our investment in preferred stocks was $5.1 million, including net unrealized losses of $130,000. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.

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

      ProAssurance's cash and short-term investment portfolio at September 30, 2005 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

      As of September 30, 2005, 98.0% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk

      At September 30, 2005 the fair value of our investment in common stocks was $19.1 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.98. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.8% to $21.0 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.8% in the fair value of these securities to $17.2 million. The selected hypothetical changes of plus or minus 10% does not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      Other than described below, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect those controls during the quarter.

      Our management has concluded that it will exclude NCRIC's systems and processes from the scope of ProAssurance's assessment of internal control over financial reporting as of December 31, 2005 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We are excluding NCRIC from that scope because we expect substantially all of its significant systems and processes to be converted to those of ProAssurance during 2006.

FORWARD-LOOKING STATEMENTS

      Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate", "project" and other analogous expressions. Forward-looking statements relating to our business include among other things, statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of our obligations under the debentures, payment of dividends, and other matters. In addition, forward-looking statements may also relate to the merger between ProAssurance and NCRIC Group, Inc. as well as the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the combined company including, without limitation, statements relating to the benefits of the merger, such as future financial and operating results, cost savings, enhanced revenues and the accretion to reported earnings that may be realized from the merger and statements regarding certain of ProAssurance's and/or NCRIC's goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance. Further, forward looking statements may also relate to our recently announced sale of our personal lines subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services Corporations (the MEEMIC Companies), including without limitation, the consideration to be received from the sale, dividends to be declared in anticipation of the sale, the gain realized on the sale and the use of proceeds derived from the sale, and our goals and expectations with respect to the sale.

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

     Risks that could adversely affect our sale of the MEEMIC companies include but are not limited to the following:

   - The transaction may not occur as expected or it may take longer to accomplish than we expect;

   - governmental approvals of the transaction may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the transaction;

   - the sale is subject to the satisfaction or waiver of certain conditions which are beyond the control of ProAssurance; and the distribution of proceeds arising from the sale to

   - ProAssurance may not be approved by governmental authorities, or such approval may be for an amount less than requested.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 11 to the condensed consolidated financial statements.

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

                       PROASSURANCE CORPORATION

November 8, 2005

                       /s/ Edward L. Rand, Jr.
                       --------------------------------------------
                       Edward L. Rand, Jr., Chief Financial Officer
                       (Duly authorized officer and principal financial officer)