Form 10-K
period 2005-12-31
PROASSURANCE CORP
filed 2006-03-02
CIK 1127703

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2005, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to .
Commission file number: 001-16533
ProAssurance Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-1261433

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Brookwood Place, Birmingham, AL	35209

(Address of principal executive offices)	(Zip Code)
(205) 877-4400

(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large Accelerated Filer  ☑  Accelerated Filer  ☐ Non-Accelerated Filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐     No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2005 was $1,227,971,676.
As of February 15, 2005, the registrant had outstanding approximately 31,144,642 shares of its common stock.

Documents incorporated by reference in this Form 10-K
(i)	The definitive proxy statement for the 2006 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	Registration Statement on Form S-4 of MAIC Holdings, Inc. (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated by reference into Part IV of this report.

(iv)	The Registration Statement on Form S-4 of Professionals Group, Inc. (File No. 333-3138) is incorporated by reference into Part IV of this report.

(v)	The Registration Statement on Form S-4 of ProAssurance Corporation (File No. 333-49378) is incorporated by reference into Part IV of this report.

(vi)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(viii)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(ix)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(x)	The Registration Statement on Form S-3 of ProAssurance Corporation (Commission File No. 333-100526) is incorporated by reference into Part IV of this report.

(xi)	The ProAssurance Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16533) is incorporated in Part IV of this report.

(xii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16533) is incorporated in Part IV of this report.

(xiii)	The Registration Statement on Form S-3 of ProAssurance Corporation (File No. 333-109972) is incorporated by reference in Part IV of this report.

(xiv)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The ProAssurance Corporation Annual Report on form 10-K for the year ended December 31, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xvi)	The Registration Statement of Form S-4 of ProAssurance Corporation (File No. 333-124156) is incorporated by reference in Part IV of this report.

(xvii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on March 31, 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xviii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 18, 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xix)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on January 4, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xx)	The Registration Statement of form S-4 of ProAssurance Corporation (File No. 333-131874) is incorporated by reference in Parts I and IV of this report.

PART I
ITEM 1. BUSINESS.
General / Corporate Overview
     We are a holding company for specialty property and casualty insurance companies focused on professional liability insurance. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.” Our website is www.ProAssurance.com.
     The Investor Relations section of our website provides many resources for investors seeking to learn more about us. Whenever we file a document or report with the Securities and Exchange Commission (the SEC) on its EDGAR system, we make the document available on our website as soon as reasonably practical. This includes our annual report on Form 10K, our quarterly reports on Form 10Q and our current reports on Form 8K. We show details about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. We maintain access to these reports for at least one year after their filing.
     In addition to federal filings, we make available copies of the financial statements we file with state regulators, news releases that we issue, and certain investor presentations. We believe these documents provide important additional information about our financial condition.
     The Corporate Governance section of our website provides copies of the Charters for our Audit Committee, Internal Audit function, Compensation Committee and Nominating/Corporate Governance Committee. In addition you will find up-to-date copies of documents detailing our Code of Ethics and Conduct, Corporate Governance Principles and Share Ownership Guidelines for Management and Directors. We also provide copies of the Pre-Approval Policy and Procedures for our Audit Committee and our Policy Regarding Stockholder-Nominated Director Candidates.
     Printed copies of our committee charters, Corporate Governance Principles, Code of Ethics and Conduct, and our Policy Regarding Determination of Director Independence (including categorical standards to assist in determining independence) may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
     Because the insurance business uses certain terms and phrases that carry special and specific meaning, we urge you to read the Glossary included at the end of Item I prior to reading this report.
General / Business Overview
     We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities, principally in the mid-Atlantic, Midwest and Southeast. We have a small book of legal professional liability business in the Midwest as well.
     Our top five states represented 68% of gross premiums written for the year ended December 31, 2005. The following table shows our gross premiums written in these lines and key states for each of the periods indicated.

	Gross Written Premiums–Years Ended December 31
	($ in thousands)
	2005		2004(2)		2003(2)

Ohio	$131,102	23%	$149,269	26%	$123,205	23%
Alabama	111,462	19%	111,582	19%	106,437	20%
Florida	61,341	11%	69,899	12%	80,549	15%
Michigan	46,741	8%	45,578	8%	54,727	10%
Indiana (1)	41,129	7%	32,635	6%	32,837	6%
All other states	181,185	32%	164,629	29%	145,568	26%

Total	$572,960	100%	$573,592	100%	$543,323	100%

(1)	Not a top five state in 2004 and 2003.

(2)	Missouri was included in the top five states in 2004 and 2003 (gross premiums written of $35,217 and $33,987, respectively).
     We maintain 16 local claims and/or underwriting offices to ensure that we have a local presence in the markets we serve. This emphasis on local knowledge allows us to maintain active relationships with our customers and be more responsive to their needs.
          We believe this local knowledge allows us to be more effective in evaluating claims because we have a detailed understanding of the medical and legal climates of each market. Our insureds value the attention we give to each claim and our willingness and ability to defend non-meritorious claims is a key factor that differentiates us from our competitors.
          We rigorously underwrite each application for coverage to ensure that we understand the risks we accept, and are able to develop an adequate price for that risk. By ensuring that we charge an adequate rate, we seek to maintain the strong financial position that allows us to protect our customers in the long-term.
          We believe our financial strength, commitment to a local market presence and personal service have allowed us to establish a leading position in our markets, thus enabling us to effectively compete on a basis other than just price.
General / Financial Overview
          For the year ended December 31, 2005, we generated $573.0 million of gross premiums written, $543.2 million of net premiums earned and $645.3 million of total revenues. As of December 31, 2005, we had cash and invested assets of $2.665 billion, total assets of $3.909 billion and stockholders’ equity of $765.0 million.
          For the year ended December 31, 2005, our combined ratio was 97.1%. A combined ratio below 100% indicates profitable underwriting prior to the consideration of investment income. However, if investment income is considered, companies writing professional liability insurance may be profitable with combined ratios above 100%. Thus, the combined ratio may not always be indicative of our ultimate results because of the “long-tail” nature of the professional liability business.
          In order to measure the effect of investment income, we also measure our results by calculating our operating ratio. We measure our overall results by calculating our Return on Equity.

Corporate Organization and History
     We were incorporated in Delaware in June 2001 to serve as the holding company for Medical Assurance, Inc. (Medical Assurance) in connection with its acquisition of Professionals Group, Inc. (Professionals Group). Our core operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, NCRIC Insurance Company, Inc., and Red Mountain Casualty Insurance Company, Inc. We also write a limited amount of medical professional liability insurance through Woodbrook Casualty Insurance Company, Inc. (formerly Medical Assurance of West Virginia, Inc.), which we consider to be a non-core operating subsidiary. We are the successor to twelve insurance organizations and much of our growth has come through mergers and acquisitions. In each, we retained key personnel, allowing us to maintain a local presence and preserve important institutional knowledge in claims management and underwriting. We believe that this ability to utilize local knowledge in claims and underwriting is a critical factor in the operation of our companies. Our successful integration of each organization demonstrates our ability to grow effectively through acquisitions.
     Our predecessor company, Medical Assurance, was founded by physicians as a mutual company in Alabama and wrote its first policy in 1977. We demutualized and became a public company in 1991. Medical Assurance expanded through internal growth and the acquisition of professional liability insurance companies with strong regional identities in West Virginia, Indiana and Missouri, along with books of business in Ohio and Missouri.
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
Recent Transactions
     In 2005 ProAssurance acquired NCRIC Group (NCRIC), a Washington, D.C.-based medical professional liability insurer in a stock-for-stock transaction. The acquisition of NCRIC solidified ProAssurance’s market position in the mid-Atlantic states, and provided additional personnel and local expertise to drive growth in that region. We issued approximately 1.7 million shares valued at $67.1 million for purposes of this transaction. See Note 2 of our Consolidated Financial Statements included herein for more information regarding the transaction with NCRIC.
     In 2005 ProAssurance announced the sale of its personal lines subsidiary MEEMIC Insurance Company and MEEMIC Agency (the MEEMIC Companies), which provide automobile, homeowners and associated coverage to educators and their families in Michigan. MEEMIC was sold to Motors Insurance Corporation, a subsidiary of GMAC Insurance Holdings, Inc. (GMAC Insurance), effective on January 1, 2006. GMAC Insurance paid approximately $325 million in cash for the MEEMIC Companies. In addition to receiving cash from GMAC Insurance, we retained approximately $75 million of MEEMIC’s capital. The results of our former personal lines segment are presented as discontinued operations in this report. See Note 3 of our Consolidated Financial Statements included herein for more information regarding the transaction with Motors Insurance Corporation.
     In April and May 2004, we received net proceeds of $44.9 million from the issuance of $46.4 million of trust preferred securities. These trust preferred securities have a 30-year maturity and are callable at par in December 2009. The interest rate on these securities adjusts quarterly to the 3-month London Interbank Offered Rate (LIBOR) plus 385 basis points. In our acquisition of NCRIC, we assumed its obligations in connection with $15.0 million of trust preferred securities issued in December 2002. These trust preferred securities have a 30-year maturity and are callable at par in December 2007. The interest rate on these securities adjusts quarterly to the 3-month LIBOR plus 400 basis points. Both sets of trust preferred securities were issued by specially-created business trusts created solely for the sole purpose of issuing the securities.

     In early July 2003 we received $104.6 million from the issuance of 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized a substantial portion of the net proceeds from the sale of the Convertible Debentures to repay our outstanding term loan. We are using the balance of the net proceeds from the sale of the Convertible Debentures and the trust preferred securities, for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support the growth in insurance operations. See Note 10 to our Consolidated Financial Statements for more information regarding the Convertible Debentures and the trust preferred securities.
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
Proposed Transaction
     On December 8, 2005 ProAssurance Corporation announced that it had signed a definitive agreement that will merge Physicians Insurance Company of Wisconsin, Inc. into a subsidiary of ProAssurance in an all stock transaction. We will issue shares of our common stock having a total value of approximately $100 million. ProAssurance has filed a Registration Statement on Form S-4 to register the shares to be issued in this transaction (SEC File Number 133-131874), which includes detailed information regarding this transaction.
     Physicians Insurance Company of Wisconsin, Inc. is a Wisconsin-domiciled stock insurance company; its shares are not registered under the Securities Exchange Act of 1934. The transaction must be approved by Physicians Insurance Company of Wisconsin, Inc. shareholders, and is subject to required regulatory approvals.
Products and Services
     We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities, principally in the mid-Atlantic, Midwest and Southeast. We have a small book of legal professional liability business in the Midwest as well. We are licensed to do business in every state but Connecticut, Maine, New Hampshire, New York and Vermont.
     Although we generate a majority of our premiums from individual and small group practices, we also insure major physician groups as well as hospitals. While most of our business is written in the standard market, our subsidiary, Red Mountain Casualty Insurance Company, Inc., offers medical professional liability insurance on an excess and surplus lines basis. We also offer professional office package and workers’ compensation insurance products in connection with our medical professional liability products.
Marketing
     We believe our size, financial strength and flexibility of distribution differentiates us from our competitors.
     We utilize direct marketing and independent agents to write our business. In Alabama, we rely solely on direct marketing, and in Florida and Missouri, direct marketing accounts for a majority of our business. We use independent agents to market our professional liability insurance products in other markets. For the year ended December 31, 2005, we estimate that approximately 65% of our gross premiums written were produced through independent insurance agencies. These local agencies usually have one to three producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance product. No single agent or agency accounts for more than 10% of our total direct premiums written.
     Our marketing is primarily directed to physicians. We generally do not target large physician groups or facilities because of the difficulty in underwriting the individual risks and because their purchasing decision is more focused on price. Our marketing emphasizes:

–	excellent claims service and the other services and communications we provide to our customers,

–	the sponsorship of risk management education seminars as an accredited provider of continuing medical education,

–	risk management consultation, loss prevention seminars and other educational programs,

–	legislative oversight and active support of proposed legislation we believe will have a positive effect on liability issues affecting the healthcare industry,

–	the dissemination of newsletters and other printed material with information of interest to the healthcare industry, and

–	endorsements by, and attendance at meetings of medical societies and related organizations.
     These communications and services have helped us gain exposure among potential insureds and demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds.
Underwriting
     Our underwriting process is driven by individual risk selection rather than by the size or other attributes of an account. Our pricing decisions are focused on achieving rate adequacy. We assess the quality and pricing of the risk, primarily emphasizing loss history, practice specialty and location in making our underwriting decision. Our underwriters work closely with our local claims departments. This includes consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.
     Our underwriting focuses on knowledge of local market conditions and the legal environment. Through our six regional underwriting offices located in Alabama, Florida, Indiana, Missouri, Michigan and Washington, D.C., we have established a local presence within our targeted markets to obtain better information more quickly.
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
Claims Management
     We have claims offices in Alabama (2), Delaware, Florida (2), Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio (2), Pennsylvania, Virginia, Washington, D.C., and West Virginia so that we can provide localized and timely attention to claims. Our claims department investigates the circumstances surrounding a medical incident from which a covered claim arises against an insured. As we investigate, our claims department establishes the appropriate case reserves for each claim and monitors the level of each case reserve as circumstances require.
     Upon investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable settlement or aggressively defend the claim. If the claim is defended, our claims department manages the case, including selecting defense attorneys who specialize in medical liability cases, planning the defense and obtaining medical and/or other professional experts to assist in the analysis and defense of the claim. As part of this evaluation and preparation process we meet regularly with medical advisory committees in our key states to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.

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
Investments
     Our assets are held mainly in the operating insurance companies, but are overseen by executives in our holding company to ensure that we apply a consistent management strategy to the entire portfolio.
     Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results are evaluated periodically by management. The asset managers typically have the authority to make investment decisions, subject to investment policies, within the asset class they are responsible for managing. See Note 4 to our Consolidated Financial Statements for more detail on our investments.
Rating Agencies
     Our claims-paying ability and financial strength are regularly evaluated and rated by three major rating agencies, A. M. Best, Fitch and Standard & Poor’s. In developing their ratings, these agencies evaluate an insurer’s ability to meet its obligations to policyholders. While these issues may be of concern to shareholders, these are not ratings of securities nor a recommendation to buy, hold or sell any security.
     The following table presents the ratings of our group and our active insurance companies as of March 1, 2006:

Company / Rating
Red
	ProAssurance	Medical			Mountain	Woodbrook
Rating Agency	Group	Assurance	NCRIC	ProNational	Casualty	Casualty

	A-	A-	B++	A-	A-	B
A. M. Best (www.ambest.com)	(Excellent)	(Excellent)	(Very Good)	(Excellent)	(Excellent)	(Fair)

	Not	A-	Not	A-	Not	Not
Fitch (www.fitchratings.com)	Rated	(Excellent)	Rated	(Excellent)	Rated	Rated

	A-	A-	Not	A-	Not	Not
Standard & Poor’s (www.sandp.com)	(Strong)	(Strong)	Rated	(Strong)	Rated	Rated

     The rating process is dynamic and ratings can change. If you are seeking updated information about our ratings, please visit the rating agency websites listed in the table.
Competition
     Competition depends on several factors including pricing, size, name recognition, service quality, market commitment, breadth and flexibility of coverage, method of sale, financial stability and ratings assigned by A.M. Best, Standard & Poor’s, and Fitch. Many of these factors, such as market conditions, the ratings assigned by rating agencies, and regulatory conditions are beyond our control. However, for those factors within our control, such as service quality, market commitment, financial strength and stability, we believe we have competitive strengths that make us a viable competitor in those states where we are currently writing insurance.
     We compete with many insurance companies and alternative insurance mechanisms such as Risk Retention Groups or self-insuring entities. Many of the competitors concentrate on a single state and have an extensive knowledge of the local markets. We also compete with several large national insurers that may have greater financial strength and resources than we do.
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
     In 2002 several medical liability insurance companies were forced from the market due to financial difficulties. The St. Paul Companies, then the leading writer of medical professional liability insurance, withdrew from the market. In 2003 Farmers Insurance Company exited medical professional liability insurance and The Reciprocal of America was placed under regulatory supervision. We believe these events have heightened the sensitivity of our target market to financial strength and stability.
     From mid-2004 through 2005 several small competitors with limited capital have entered different states within our business footprint. These smaller companies tend to focus on limited pools of risk or geographic areas, but generally try to gain market share through lower premiums or less stringent underwriting. We have lost some of our business to the competitors, but our market position has largely allowed us to attract new customers to offset their departure.
     In the latter half of 2005 we did see signs that established companies were beginning to compete primarily on price, or less stringent coverage terms. This has been isolated to more competitive markets where we maintain a strong market position, and we have been able to renew the vast majority of our policies at premium levels we believe will allow us to achieve our Return on Equity targets. However, should competitors become less disciplined in their pricing, or more permissive in their coverage terms, we would expect to lose the business of policyholders who based their buying decisions primarily on price. Our strategy is not to compete on price, but to demonstrate the value in the coverage we provide.
Insurance Regulatory Matters
     We are subject to regulation under the insurance and insurance holding company statutes, of various jurisdictions including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our operating insurance subsidiaries are domiciled in Michigan, Alabama and Washington, D.C.
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
     In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurers doing business in the state if certain conditions exist, such as undue market concentration.
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
Risk-Based Capital
     In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) specifies risk-based capital (RBC) requirements for property and casualty insurance companies. At December 31, 2005, all of ProAssurance’s insurance subsidiaries exceeded the minimum level and, as a result, no regulatory response or action was required.
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
     Several of the states in which we operate, notably Florida, Illinois, Missouri, Ohio and West Virginia, have passed Tort Reform, but these laws have yet to materially affect our business. Recent court decisions in West Virginia have struck down the Tort Reforms enacted in 1991 and we believe there will be court challenges in the remaining states in the coming years. History tells us that many of these laws will be invalidated in the appeals process. Because we cannot predict with any certainty how appellate courts will rule on these laws we do not take them into account in our rate-making assumptions, except in Florida where such credit is required by law.
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
     The professional liability market in Florida is subject to three constitutional amendments that were approved by voters in November 2004. The first amendment places limits on fees plaintiff attorneys may collect in medical liability cases, but lawyers have been successful in evading these restrictions by having plaintiffs waive their constitutional rights to this protection. This practice has been challenged, but initial court rulings seem likely to permit it to continue. Therefore, we do not believe this law will result in fewer malpractice claims being filed.
     The second amendment would take away the license of any physician who has three malpractice judgments or adverse findings by a licensing review organization. We believe this could cause physicians to demand settlements in malpractice cases which could generate more lawsuits and drive up costs. The Florida legislature has passed enabling legislation that prohibits retroactive application of this law. Thus only incidents occurring on or after November 4, 2004 are covered, and it’s likely to be at least five years in the future before the effects of this law could be felt.
     The third amendment gives the public greater rights to see previously confidential state complaints filed against doctors and institutions, incident reports filed after medical errors, and documents from error reviews done by hospitals. Court challenges to this law are continuing, but if upheld, this could have a detrimental effect on peer review activities
     There are also Tort Reform proposals being considered at the Federal level. This legislation has the backing of the Bush administration and passed the House of Representatives again in 2005. The legislation has never been approved in the Senate and while there are more Republicans now serving in the Senate, we do not believe there are enough votes to enact these reforms. As in the states, passage of a federal Tort Reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
     In addition, prior to 2005 several committees of Congress made inquiries and conducted hearings as part of a broad study on the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming some role in the regulation of the insurance industry. While we do not have any reason to believe this legislation is likely to pass in the coming year, we cannot rule out that possibility.
     Although the federal government does not regulate the business of insurance directly, federal initiatives often affect the insurance business. Current and proposed federal measures that may significantly affect the insurance business include changes in medical patient protection laws such as the “Patients Bill of Rights”, Tort Reform and environmental laws.
Employees
     At December 31, 2005, we employed 517 persons in our continuing operations. None of our employees are represented by a labor union. We consider our employee relations to be good.
ITEM 1A. RISK FACTORS.
     There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors,” while others having to do with operational, liquidity, interest rate and other variables, are described elsewhere in this report (see, for example, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources and Financial Condition” and Part II, Item 7A. Quantitative and Qualitative Disclosures about

Market Risk). Any factor described in this report could by itself, or together with one or more factors, have a negative effect on our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
Our operating results may be affected if actual insured losses differ from our loss reserves.
     Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:
–	trends in claim frequency and severity;

–	changes in operations;

–	emerging economic and social trends;

–	inflation; and

–	changes in the regulatory and litigation environments.
     This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate, but not necessarily accurate, basis for predicting future events. There is no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates.
     Our loss reserves also may be affected by court decisions that expand liability on our policies after they have been issued and priced. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Our policy to aggressively litigate claims against our insureds may increase the risk that we may be required to make such payments.
     To the extent loss reserves prove to be inadequate in the future, we would need to increase our loss reserves and incur a charge to earnings in the period the reserves are increased, which could have a material adverse impact on our financial condition and results of operation and the price of our common stock.
If we are unable to maintain a favorable financial strength rating, it may be more difficult for us to write new business or renew our existing business.
     Independent rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of previously assigned ratings. The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. Ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security.
     Our principal operating subsidiaries hold favorable financial strength ratings with A.M. Best, Standard & Poor’s, Fitch and other rating agencies. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or withdrawal of any such rating could limit or prevent us from writing desirable business.

We operate in a highly competitive environment.
     The property and casualty insurance business is highly competitive. We compete with large national property and casualty insurance companies, locally-based specialty companies, self-insured entities and alternative risk transfer arrangements (such as captive insurers and risk retention groups) whose activities are directed to limited markets. Competitors include companies that have substantially greater financial resources than we do, as well as mutual companies and similar companies not owned by shareholders whose return on equity objectives may be lower than ours.
     Competition in the property and casualty insurance business is based on many factors, including premiums charged and other terms and conditions of coverage, services provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the insurance company in the line of insurance to be written. Increased competition could adversely affect our ability to attract and retain business at current premium levels and reduce the profits that would otherwise arise from operations.
Our revenues may fluctuate with insurance market conditions.
     We derive a significant portion of our insurance premium revenue from medical malpractice risks. Between 2000 and 2004, premium rates increased significantly which has improved our operating results. We believe competition has increased in the medical malpractice industry with the recent increases in premium rates. Should our competitors become less disciplined in their pricing, or more permissive in their terms, we may lose customers who base their purchasing decisions primarily on price because our policy is to charge adequate premiums on risks that meet our underwriting standards. We cannot predict whether, when or how market conditions will change, or the manner in which, or the extent to which any such changes may adversely impact the results of our operations.
Our revenues may fluctuate with interest rates and investment results.
     We generally rely on the positive performance of our investment portfolio to offset insurance losses and to contribute to our profitability. As our investment portfolio is primarily comprised of interest-earning assets, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our stockholders’ equity, income and/or cash flows. Our total investments at December 31, 2005 were $2.631 billion, of which $2.403 billion was invested in fixed maturities. Unrealized pre-tax net investment losses on investments in fixed maturities were $15.2 million at December 31, 2005.
     At December 31, 2005, we held equity investments having a fair value of $10.0 million in an available-for-sale portfolio and held additional equity securities having a fair value of $5.2 million in a trading portfolio. The fair value of these securities fluctuates depending upon company specific and general market conditions. Any decline in the fair value of available-for-sale securities that we determine to be other-than-temporary will reduce our net income. Any changes in the fair values of trading securities, whether gains or losses, will be included in net income in the period changed.
Changes in healthcare could have a material impact on our operations.
     We derive substantially all of our medical professional liability insurance premiums from physicians and other individual healthcare providers, physician groups and smaller healthcare facilities. Significant attention has been focused on reforming the healthcare industry at both the federal and state levels which could result in changes to how health care providers insure their medical malpractice risks. A broad range of healthcare reform measures has been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limiting increases in insurance premiums, limiting the liability of doctors and hospitals for tort claims, imposing liability on institutions rather than physicians, and restructuring the healthcare insurance system. We cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on us. The adoption of certain of these proposals could materially adversely affect our financial condition or results of operations.
     In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment. In recent years, a number of factors related to the emergence of managed care have negatively impacted or threatened to impact the medical practice and economic independence of medical professionals. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with larger organizations. Such change and consolidation may result in the elimination of, or a significant decrease in, the role of the physician in the medical malpractice insurance purchasing decision. It could also result in greater emphasis on the role of professional managers, who may seek to purchase insurance on a price competitive basis, and who may favor insurance companies that are larger and more highly rated than we are. In addition, such change and consolidation could reduce our medical malpractice premiums as groups of insurance purchasers generally retain more risk or self insure.
     The movement from traditional fee-for-service practice to the managed care environment may also result in an increase in the liability profile of our insureds. The majority of our insured physicians practice in primary care specialties such as internal medicine, family practice, general practice and pediatrics. In the managed care environment, these primary care physicians are being required to take on the role of “gatekeeper” and restrain the use of specialty care by controlling access to specialists and by performing certain procedures that would customarily be performed by specialists in a fee-for-service setting. These practice changes may result in an increase in the claims frequency and severity experienced by primary care physicians and by us as their insurance carrier.
We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which are subject to dividend restrictions.
     We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed under Item 1, “Insurance Regulatory Matters” on page 10.

Regulatory requirements could have a material impact on our operations.
     Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of policyholders rather than shareholders. In addition to the amount of dividends and other payments that can be made to a holding company by insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to:
–	licensing requirements;

–	trade practices;

–	capital and surplus requirements;

–	investment practices; and

–	rates charged to insurance customers.
     These regulations may impede or impose burdensome conditions on rate increases or other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, changes of control and the terms of affiliated transactions.
     Future legislative or regulatory changes may also adversely affect our business operations.
The unpredictability of court decisions could have a material impact on our operations.
     The financial position of our insurance subsidiaries may also be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserve amounts.
The passage of tort reform or other legislation, and the subsequent review of such laws by the courts could have a material impact on our operations.
     Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business have enacted, or are considering, tort reform legislation. Proposed federal tort reform legislation has failed to win Congressional approval to date.
     While the effects of tort reform would appear to be beneficial to our business generally, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition for us.
     In addition, there can be no assurance that the benefits of tort reform will not be accompanied by legislation or regulatory actions that may be detrimental to our business. For example, various states have established or are evaluating their intention to establish state sponsored malpractice insurance for their resident physicians that may eliminate targeted physicians from the private insurance market. Furthermore, insurance regulatory authorities may require premium rate limitations and expanded coverage requirements as well as other requirements in anticipation of the expected benefits of tort reform which may or may not be actually realized.
Our geographic concentration ties our performance to the economic, regulatory and demographic conditions of the mid-Atlantic, Midwest and Southeast states.
     Our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in the states in which we write insurance. We currently write professional liability insurance in 22 states and the District of Columbia, with approximately 68% of gross premiums written in Alabama, Florida, Indiana, Michigan and Ohio in 2005. Because our business currently is concentrated in a limited number of markets, adverse developments that are limited to a geographic area in which we do business may have a disproportionately greater affect on us than they would have if we did business in markets outside that particular geographic area.
Our business could be adversely affected by the loss of independent agents.
     We depend in part on the services of independent agents and brokers in the marketing of our insurance products. We face competition from other insurance companies for the services and allegiance of independent agents and brokers. These agents and brokers may choose to direct business to competing insurance companies or may direct less desirable risks to us.
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
     As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance, which may affect the level of our business and profitability. We may be unable to maintain current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of our underwritten risk.
We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
     We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results would be adversely affected. At December 31, 2005, we had reinsurance recoverables on paid and unpaid losses and loss adjustment expenses of approximately $327.7 million.
The guaranty fund assessments that we are required to pay to state guaranty associations may increase and results of operations and financial condition could suffer as a result.
     Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insolvent insurance companies. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
     Property and casualty guaranty fund assessments incurred by us totaled $226,000 and $396,000 for 2005 and 2004, respectively. Our policy is to accrue the insurance insolvencies when notified of assessments. We are not able to reasonably estimate the liabilities of an insolvent insurer or develop a meaningful range of the insolvent insurer’s liabilities because of inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds.

Our business could be adversely affected by the loss of one or more key employees.
     We are heavily dependent upon our senior management and the loss of services of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of key employees or senior managers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.
     Our board of directors is in the process of considering succession planning relating to our Chief Executive Officer. Dr. Crowe, our current Chairman and Chief Executive Officer, has indicated to the board that he has no immediate plans for retirement.
Provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or impede a takeover, which could adversely affect the value of our common stock.
     Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. Additionally, the board of directors may issue preferred stock, which could be used as an anti-takeover device, without a further vote of our stockholders. We currently have no preferred stock outstanding, and no present intention to issue any shares of preferred stock. However, because the rights and preferences of any series of preferred stock may be set by the board of directors in its sole discretion, the rights and preferences of any such preferred stock may be superior to those of our common stock and thus may adversely affect the rights of the holders of common stock.
     The voting structure of common stock and other provisions of our certificate of incorporation are intended to encourage a person interested in acquiring us to negotiate with, and to obtain the approval of, the board of directors in connection with a transaction. However, certain of these provisions may discourage our future acquisition, including an acquisition in which stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.
     In addition, state insurance laws provide that no person or entity may directly or indirectly acquire control of an insurance company unless that person or entity has received approval from the insurance regulator. An acquisition of control of our insurance operating subsidiaries generally would be presumed if any person or entity acquires 10% (5% in Alabama) or more of its outstanding common stock, unless the applicable insurance regulator determines otherwise.
     These provisions apply even if the offer may be considered beneficial by stockholders.
     If a change in management or a change of control is delayed or prevented, the market price of our common stock could decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

Forward-Looking Statements
          Any written or oral statements made in this report may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are identified by words such as, but not limited to, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “hopeful”, “may”, “optimistic”, “preliminary”, “should”, “will” and other analogous expressions. Forward-looking statements relating to our business include among other things, statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
          Risks that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:
–	general economic conditions, either nationally or in our market area, that are worse than anticipated;

–	regulatory and legislative actions or decisions that adversely affect business plans or operations;

–	price competition;

–	inflation and changes in the interest rate environment, the performance of financial markets and/or changes in the securities markets that adversely affect the fair value of investments or operations;

–	changes in laws or government regulations affecting medical professional liability insurance and practice management and financial services;

–	changes to ratings assigned by A.M. Best, S&P, Fitch or other rating agencies;

–	the effect of managed healthcare;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance and changes in the availability, cost, quality, or collectibility of reinsurance;

–	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

–	changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board; and

–	changes in our organization, compensation and benefit plans.

–	our ability to achieve continued growth through expansion in other states or through acquisitions or business combinations.
Risks that could adversely affect our proposed merger with PIC Wisconsin include but are not limited to the following:
–	the business of ProAssurance and PIC Wisconsin may not be combined successfully, or such combination may take longer to accomplish than expected;

–	the cost savings from the merger may not be fully realized or may take longer to realize than expected;

–	operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;

—	governmental approvals of the merger may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;

—	there may be restrictions on our ability to achieve continued growth through expansion in to other states or through acquisitions or business combinations; and

—	the stockholders of PIC wisconsin may fail to approve the merger.
      Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements, and the factors that will determine these results are beyond our ability to control or predict.
      For additional information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please see “Risk Factors” beginning on page 13.

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

Accident year	The accounting period in which an insured event becomes a liability of the insurer.

Admitted company; admitted basis	An insurance company licensed and authorized to do business in a particular state. An admitted company doing business in a state is said to operate on “an admitted basis” and is subject to all state insurance laws and regulations pertaining to its operations. (See: Non-admitted company)

Adverse selection	The tendency of those exposed to a higher risk to seek more insurance coverage than those at a lower risk. Insurers react either by charging higher premiums or not insuring at all, as in the case of floods. Adverse selection can be seen as concentrating risk instead of spreading it.

Agent	An individual or firm that represents an insurer under a contractual or employment agreement for the purpose of selling insurance. There are two types of agents: independent agents, who represent one or more insurance companies but are not employed by those companies and are paid on commission, and exclusive or captive agents, who by contract are required to represent or favor only one insurance company and are either salaried or work on commission. Insurance companies that use employee or captive agents are called direct writers. Agents are compensated by the insurance company whose products they sell. By definition, with respect to a given insurer, an agent is not a broker (See: Brokers)

Alternative markets	Mechanisms used to fund self-insurance. This includes captives, which are insurers owned by one or more non-insurers to provide owners with coverage. Risk-retention groups, formed by members of similar professions or businesses to obtain liability insurance, are also a form of self-insurance.

Assets; admitted; non-admitted	Property owned, in this case by an insurance company, including stocks, bonds, and real estate. Because insurance accounting is concerned with solvency and the ability to pay claims, insurance regulators require a conservative valuation of assets, prohibiting insurance companies from listing assets on their balance sheets whose values are uncertain, such as furniture, fixtures, debit balances, and accounts receivable that are more than 90 days past due (these are non-admitted assets). Admitted assets are those assets that can be easily sold in the event of liquidation or borrowed against, and receivables for which payment can be reasonably anticipated.

Broker	An intermediary between a customer and an insurance company. Brokers typically search the market for coverage appropriate to their clients and they usually sell commercial, not personal, insurance. Brokers are compensated by the insureds on whose behalf they are working. With respect to a given insurer, a broker is not an agent. (See:
Agent)

Bulk reserves	Reserves for losses that have occurred but have not been reported as well as anticipated changes to losses on reported claims. Bulk reserves are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported and incurred but not reported claims, including amounts already paid. (See: Case Reserves)

Capacity	For an individual insurer, the maximum amount of premium or risk it can underwrite based on its financial condition. The adequacy of an insurer’s capital relative to its exposure to loss is an important measure of solvency.

Capital	Stockholder’s equity (for publicly-traded insurance companies) and policyholders’ surplus (for mutual insurance companies). Capital adequacy is linked to the riskiness of an insurer’s business. (See:
Risk-Based Capital, Surplus, Solvency)

Case reserves	Reserves for future losses for reported claims as established by an insurer’s claims department.

Casualty insurance	Insurance which is primarily concerned with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. (See: Professional liability insurance, Medical professional liability insurance)

Catastrophe	Term used for statistical recording purposes to refer to a single incident or a series of closely related incidents causing severe insured property losses totaling more than a given amount.

Catastrophe reinsurance	Reinsurance (insurance for insurers) for catastrophic losses.

Cede, cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claims-made policy; coverage	A form of insurance that pays claims presented to the insurer during the term of the policy or within a specific term after its expiration. It limits liability insurers’ exposure to unknown future liabilities. Under a claims-made policy, an insured event becomes a liability when the event is first reported to the insurer.

Combined ratio	The sum of the underwriting expense ratio and net loss ratio, determined in accordance with either statutory accounting principles (SAP) or GAAP.

Commission	Fee paid to an agent or insurance salesperson as a percentage of the policy premium. The percentage varies widely depending on coverage, the insurer, and the marketing methods.

Direct premiums written	Premiums charged by an insurer for the policies that it underwrites, excluding any premiums that it receives as a reinsurer.

Direct writer(s)	Insurance companies that sell directly to the public using exclusive agents or their own employees.

Domestic insurance company	Term used by a state to refer to any company incorporated there.

Excess & Surplus Lines; Surplus lines	Property/casualty insurance coverage that isn’t generally available from insurers licensed in the state (See: Admitted companies) and must be purchased from a “non-admitted company”. Examples include risks of an unusual nature that require greater flexibility in policy terms and conditions than exist in standard forms or where the highest rates allowed by state regulators are considered inadequate by admitted companies. Laws governing surplus lines vary by state.

Excess coverage; excess limits	An insurance policy that provides coverage limits above another policy with similar coverage terms, or above a self-insured amount.

Extended Reporting Endorsement	Also known as a “tail policy” or “tail premium.” Tail coverage provides protection for future claims filed after a claims-made policy has lapsed. Typically requires payment of an additional premium, the “tail premium.” “Tail coverage” may also be granted if the insured becomes disabled, dies or permanently retired from the covered occupation (i.e., the practice of medicine in medical liability policies.)

Facultative reinsurance	A generic term describing reinsurance where the reinsurer assumes all or a portion of a single risk. Each risk is separately evaluated and each contract is separately negotiated by the reinsurer.

Frequency	Number of times a loss occurs per unit of risk or exposure. One of the criteria used in calculating premium rates.

Front, fronting	A procedure in which a primary insurer acts as the insurer of record by issuing a policy, but then passes all or virtually all of the risk to a reinsurer in exchange for a commission. Often, the fronting insurer is licensed to do business in a state or country where the risk is located, but the reinsurer is not. The reinsurer in this scenario is often a captive or an independent insurance company that cannot sell insurance directly in a particular country.

Gross premiums written	Total premiums for direct insurance written and assumed reinsurance during a given period. The sum of direct and assumed premiums written.

Guaranty Fund; assessment(s)	The mechanism by which solvent insurers ensure that some of the policyholder and third party claims against insurance companies that fail are paid. Such funds are required in all 50 states, the District of Columbia and Puerto Rico, but the type and amount of claim covered by the fund varies from state to state.

Incurred but not reported (IBNR)	Actuarially estimated reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including unknown future developments on losses which are known to the insurer or reinsurer. Insurance companies regularly adjust reserves for such losses as new information becomes available.

Incurred losses	Losses covered by the insurer within a fixed period, whether or not adjusted or paid during the same period, plus changes in the estimated value of losses from prior periods.

Insolvent; insolvency	Insurer’s inability to pay debts. Typically the first sign of problems is inability to pass the financial tests regulators administer as a routine procedure. (See: Risk-based capital)

Investment income	Income generated by the investment of assets. Insurers have two sources of income, underwriting (premiums less claims and expenses) and investment income.

Liability insurance	A line of casualty insurance for amounts a policyholder is legally obligated to pay because of bodily injury or property damage caused to another person. (See: Casualty insurance, Professional liability insurance, Medical professional liability insurance)

Limits	Maximum amount of insurance that can be paid for a covered loss.

Long-tail; short-tail	The long period of time between collecting the premium for insuring a risk and the ultimate payment of losses. This allows insurance companies to invest the premiums until losses are paid, thus producing a higher level of invested assets and investment income as compared to other lines of property and casualty business. Medical professional liability is considered a long tail line of insurance. Personal lines is primarily considered a short tail line of insurance due to shorter time periods between insuring the risk and the ultimate payment of claims. As a result, there is less time to invest premiums collected, which makes it necessary to achieve an underwriting profit in order to generate a satisfactory return on equity. (See: Medical professional liability, Professional liability)

Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss costs	The portion of an insurance rate used to cover claims and the costs of adjusting claims. Insurance companies typically determine their rates by estimating their future loss costs and adding a provision for expenses, profit, and contingencies.

Loss ratio	Percentage of each premium dollar an insurer spends on claims.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. They represent a liability on the insurer’s balance sheet.

Medical professional liability insurance	Insurance against the legal liability of an insured (and against loss, damage or expense incidental to a claim of such liability) arising out of death, injury or disablement of a person as the result of negligent deviation from the standard of care or other misconduct in rendering professional service.

NAIC	The National Association of Insurance Commissioners is the organization of insurance regulators from the 50 states, the District of Columbia and the four U.S. territories. The NAIC provides a forum for the development of uniform policy when uniformity is appropriate.

Net loss ratio	The net loss ratio measures the ratio of net losses to earned premiums determined in accordance with SAP or GAAP.

Net premium earned	The portion of net premium written that is recognized for accounting purposes as income during a particular period. Equal to net premiums written plus the change in net unearned premiums during the period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Non-admitted company; basis	Insurers licensed in some states, but not others. States where an insurer is not licensed call that insurer “non-admitted.” Non-admitted companies sell coverage that is unavailable from licensed insurers within a state and are generally exempt from most state laws and regulations related to rates and coverages. Policyholders of such companies generally do not have the same degree of consumer protection and financial recourse as policyholders of admitted companies. Non-admitted companies are said to operate on a “non-admitted” basis.

Occurrence policy; coverage	Insurance that pays claims arising out of incidents that occur during the policy term, even if they are filed many years later. Under an occurrence policy the insured event becomes a liability when the event takes place.

Operating ratio	The operating ratio is the combined ratio, less the ratio of investment income (exclusive of realized gains and losses) to net earned premiums, if determined in accordance with GAAP. While the combined ratio strictly measures underwriting profitability, the operating ratio incorporates the effect of investment income.

Policy	A written contract for insurance between an insurance company and policyholder stating details of coverage.

Premium	The price of an insurance policy, typically charged annually or semiannually.

Premiums written	The total premiums on all policies written by an insurer during a specified period of time, regardless of what portions have been earned.

Premium tax	A state tax on premiums for policies issued in the state, paid by insurers.

Primary Company	In a reinsurance transaction, the insurance company that is reinsured.

Professional liability insurance	Covers professionals for negligence and errors or omissions that cause injury or economic loss to their clients. (See: Casualty insurance, Liability insurance, Medical professional liability insurance)

Property/casualty insurance	Covers damage to or loss of policyholders’ property and legal liability for damages caused to other people or their property.

Rate	The cost of insurance for a specific unit of exposure, such as for one physician. Rates are based on historical loss experience for similar risks and may be regulated by state insurance offices.

Rating agencies	These agencies assess insurers’ financial strength and viability to meet claims obligations. Some of the factors considered include company earnings, capital adequacy, operating leverage, liquidity, investment performance, reinsurance programs, and management ability, integrity and experience. A high financial rating is not the same as a high consumer satisfaction rating.

Reinsurance	Insurance bought by insurance companies. In a reinsurance contract the reinsurer agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurers may have their own reinsurers, called retrocessionaires. Reinsurers don’t pay policyholder claims. Instead, they reimburse insurers for claims paid.

Reinsured layer; retained layer	The retained layer is the cumulative portion of each loss, on a per-claim basis, which is less than an insurer’s reinsurance retention for a given coverage year. Likewise, the reinsured layer is the cumulative portion of each loss that exceeds the reinsurance retention. (See:
Reinsurance, Retention)

Reserves	A company’s best estimate of what it will pay, at some point in the future, for claims for which it is currently responsible.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level up to the outer limit, if any, are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Return on Equity	Net Income (or if applicable, Income from Continuing Operations) divided by the average of beginning and ending stockholders’ equity. This ratio measures a company’s overall after-tax profitability from underwriting and investment activity and shows how efficiently invested capital is being used.

Risk-Based Capital (RBC)	A regulatory measure of the amount of capital required for an insurance company, based upon the volume and inherent riskiness of the insurance sold, the composition of its investment portfolio and other financial risk factors. Higher-risk types of insurance, liability as opposed to property business, generally necessitate higher levels of capital. The NAIC’s RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the level of surplus falls below a minimum amount as determined under the model law. (See: NAIC)

Risk management	Management of the varied risks to which a business firm or association might be subject. It includes analyzing all exposures to gauge the likelihood of loss and choosing options to better manage or minimize loss. These options typically include reducing and eliminating the risk with safety measures, buying insurance, and self-insurance.

Self-insurance	The concept of assuming a financial risk oneself, instead of paying an insurance company to take it on. Every policyholder is a self-insurer in terms of paying a deductible and co-payments. Larger policyholders often self-insure frequent or predictable losses to avoid insurance overhead expenses.

Severity	The average claim cost, statistically determined by dividing dollars of losses by the number of claims.

Solvent, solvency	Insurance companies’ ability to pay the claims of policyholders. Regulations to promote solvency include minimum capital and surplus requirements, statutory accounting conventions, limits to insurance company investment and corporate activities, financial ratio tests, and financial data disclosure.

Statutory Accounting Principles; SAP	More conservative standards than under GAAP accounting rules, they are imposed by state laws that emphasize the present solvency of insurance companies. SAP helps ensure that the company will have sufficient funds readily available to meet all anticipated insurance obligations by recognizing liabilities earlier or at a higher value than GAAP and assets later or at a lower value. For example, SAP requires that selling expenses be recorded immediately rather than amortized over the life of the policy. (See: Generally Accepted Accounting Principles, Admitted assets)

Surplus; statutory surplus	The excess of admitted assets over total liabilities (including loss reserves) that protects policyholders in case of unexpectedly high claims. “Statutory Surplus” is determined in accordance with Statutory Accounting Principles.

Tail	The period of time that elapses between the occurrence of the loss event and the payment in respect thereof.

Third-party coverage	Liability coverage purchased by the policyholder as a protection against possible lawsuits filed by a third party. The insured and the insurer are the first and second parties to the insurance contract.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a ''treaty’’) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting expense ratio	The ratio of underwriting, acquisition and other insurance expenses incurred to net premiums earned (for statutory purposes, the ratio of underwriting expenses incurred to net premiums written.)

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Underwriting income; loss	The insurer’s profit on the insurance sale after all expenses and losses have been paid, before investment income or income taxes. When premiums aren’t sufficient to cover claims and expenses, the result is an “underwriting loss.”

Underwriting profit	The amount by which net earned premiums exceed Underwriting Income; the sum of losses, loss adjustment expenses and underwriting expenses (See: Underwriting Income)

Unearned premium	The portion of premium that represents the consideration for the assumption of risk in the future. Such premium is not yet earned since the risk has not yet been assumed. May also be defined as the pro-rata portion of written premiums that would be returned to policyholders if all policies were terminated by the insurer on a given date.

ITEM 2. PROPERTIES.
     We own a 156,000 square foot office building located in Birmingham, Alabama where we currently occupy approximately 78,000 square feet. The remaining office space is leased to unaffiliated persons or is available to be leased. We also own a 53,000 square foot office building in Okemos, Michigan that we fully occupy. Both buildings are currently unencumbered.
ITEM 3. LEGAL PROCEEDINGS.
     Our insurance subsidiaries are involved in various legal actions, a substantial number of which arise from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on our financial position or results of operations. See Note 9 to our Consolidated Financial Statements included herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.
EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION
     The executive officers of ProAssurance serve at the pleasure of the Board of Directors.
     Our senior management team is led by A. Derrill Crowe, M.D., our Chairman and Chief Executive Officer, and Victor T. Adamo, Esq., our President and Chief Operating Officer. Dr. Crowe (Age 69) has acted as the Chief Executive Officer of Medical Assurance since its founding in 1977. He has applied a hands-on management style in developing our underwriting and claims strategies and was instrumental in establishing us as a leading professional liability specialist. Mr. Adamo (Age 58) has held various positions with Professionals Group since 1985, becoming its CEO in 1987 and being named President in 1989. He is largely responsible for building Professionals Group into a successful regional professional liability company.
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
     Here are the other executive officers of ProAssurance and a brief description of their principal occupation and employment during the last five years.

Paul R. Butrus	Mr. Butrus has served as our Vice Chairman and a director of ProAssurance since we began operations in June 2001. Mr. Butrus has been Executive Vice President and a director of Medical Assurance since its incorporation in 1995. Mr. Butrus has been employed by Medical Assurance Company and its subsidiaries since 1977. (Age 65)

Howard H. Friedman	Mr. Friedman is the co-President of our Professional Liability Group and is also our Chief Underwriting Officer. Mr. Friedman has served in a number of positions for ProAssurance, most recently as Chief Financial Officer and Corporate Secretary. He was also the Senior Vice President, Corporate Development of Medical Assurance. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 47)

Jeffrey P. Lisenby	Mr. Lisenby was appointed as Corporate Secretary of ProAssurance Corporation effective January 1, 2006. Mr. Lisenby joined Medical Assurance, the predecessor to ProAssurance, in 2001 and has served as Vice-President and head of the corporate Legal Department since the creation of ProAssurance. Prior to joining Medical Assurance, he was in private practice in Birmingham, Alabama and served as a judicial clerk for the United States District Court for the Northern District of Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 37)

James J. Morello	Mr. Morello was appointed as our Senior Vice President, Chief Accounting Officer and Treasurer in June 2001. Mr. Morello has been Senior Vice President and Treasurer for Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Medical Assurance Company since 1984. He also serves as a director of Medical Assurance’s insurance subsidiaries and as treasurer for ProNational. Mr. Morello is a certified public accountant. (Age 57)

Frank B. O’Neil	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil has been Senior Vice President of Corporate Communications for Medical Assurance since 1997 and employed by Medical Assurance Company and its subsidiaries since 1987. (Age 52)

Edward L. Rand, Jr.	Mr. Rand was appointed Chief Financial Officer on April 1, 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 39)

Darryl K. Thomas	Mr. Thomas is the Co-President of the Professional Liability Group and serves as our Chief Claims Officer. Prior to the formation of ProAssurance, Mr. Thomas was Senior Vice President of Claims for ProNational Insurance Company, one of ProAssurance’s predecessor companies. Prior to joining ProNational Insurance Company in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Mr. Thomas was also Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 48)
     We have adopted a code of ethics that applies to our directors and executive officers, including our principal executive officers, principal financial officer, and principal accounting officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. See Item 1 for information regarding the availability of the Code of Ethics and the Share ownership Guidelines.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     At February 15, 2006, ProAssurance Corporation (PRA) had 3,628 stockholders of record and 31,144,642 shares of common stock outstanding. ProAssurance’s common stock currently trades on The New York Stock Exchange (NYSE) under the symbol “PRA”.

Quarter	2005		2004
	High	Low	High	Low
First	$41.90	$37.00	$35.00	$30.33
Second	41.76	36.60	37.42	32.83
Third	46.90	41.86	35.20	30.20
Fourth	51.88	44.45	40.57	33.48
     ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.
     ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters—Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 on page 10 of this 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written (4)	$572,960	$573,592	$543,323	$461,715	$315,698
Net premiums written (4)	521,343	535,028	497,659	389,901	238,867

Premiums earned (4)	596,557	555,524	509,260	412,656	310,222
Premiums ceded (4)	(53,316)	(35,627)	(49,389)	(78,460)	(61,208)
Net premiums earned (4)	543,241	519,897	459,871	334,196	249,014
Net investment income (4)	97,649	76,346	63,366	66,847	54,779
Net realized investment gains (losses) (4)	912	7,572	5,858	(6,099)	5,441
Other income (4)	3,510	1,341	4,460	4,960	3,130
Total revenues (4)	645,312	605,156	533,555	399,904	312,364
Net losses and loss adjustment expenses (4)	438,201	460,437	439,368	351,320	250,257
Income from continuing operations before cumulative effect of accounting change	80,026	43,043	15,345	(8,100)	5,362
Net income (2)	113,457	72,811	38,703	12,207	12,450
Income from continuing operations per share before cumulative effect of accounting change: (3)
Basic	$2.66	$1.48	$0.53	$(0.31)	$0.22
Diluted	$2.52	$1.44	$0.53	$(0.31)	$0.22
Net income per share: (2) (3)
Basic	$3.77	$2.50	$1.34	$0.47	$0.51
Diluted	$3.54	$2.37	$1.33	$0.46	$0.51
Weighted average number of shares outstanding: (3) Basic	30,049	29,164	28,956	26,231	24,263
Diluted	32,908	31,984	30,389	26,254	24,267

Balance Sheet Data (as of December 31)
Total investments (4)	$2,630,942	$2,162,147	$1,807,285	$1,461,591	$1,328,560
Total assets from continuing operations	3,341,600	2,743,295	2,448,088	2,214,564	1,913,606
Total assets	3,909,379	3,239,198	2,879,352	2,586,650	2,238,325
Reserve for losses and loss adjustment expenses (4)	2,224,436	1,818,636	1,634,749	1,492,140	1,317,980
Long-term debt (4)	167,240	151,480	104,789	72,500	82,500
Total liabilities from continuing operations	2,806,820	2,333,405	2,074,560	1,854,573	1,622,121
Total capital	765,046	611,019	546,305	505,194	413,231
Total capital per share of common stock outstanding	$24.59	$20.92	$18.77	$17.49	$16.02
Common stock outstanding at end of year	31,109	29,204	29,105	28,877	25,789

(1)	Includes acquired entities since date of acquisition, only. Professionals Group was acquired on June 27, 2001. NCRIC Corporation was acquired on August 1, 2005.

(2)	Net income for the year ended December 31, 2002 was increased by $1.7 million due to the adoption of SFAS 141 and 142. See Note 13 to our consolidated financial statements in the 2004 published 10K. In accordance with SFAS 142, we wrote off the unamortized balance of deferred credits that related to business combinations completed prior to July 1, 2001. The cumulative effect increased net income per share (basic and diluted) by $0.07 per share.

(3)	Diluted net income per share for 2003 has been restated to reflect implementation of Emerging Issues Task Force 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. The restatement reduced previously reported diluted net income per share by $0.01.

(4)	Excludes discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto accompanying this report. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements” and “Risk Factors,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
     In late 2005 we reached an agreement to sell our personal lines operations. Accordingly, our Consolidated Financial Statements report our personal lines operations, which were formerly reported as a separate operating segment, as a component of discontinued operations in all periods presented.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions in certain circumstances that affect the amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially affected by changes in these estimates and assumptions.
     Management considers the following accounting policies to be critical because they involve significant judgment by management and the effect of those judgments could result in a material effect on our financial statements.
Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve)
     Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with the settlement and investigation of claims. These estimates consist of case reserves and bulk reserves. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. External actuaries review our reserve for losses each year. We consider the views of the external actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserve for losses. Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserve for losses are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
Reinsurance
     Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable from our reinsurers. Our estimate is based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based on losses reimbursed under the agreement. Our estimates of the amounts receivable from and payable to reinsurers are regularly reviewed and updated by management as new data becomes available. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Any adjustments necessary are reflected in then-current operations. Due to the size of our reinsurance balances, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
     We evaluate each of our ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2005 all ceded contracts are accounted for as risk transferring contracts.
     Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers both the payment history of the reinsurer and publicly available financial and rating agency data. At December 31, 2005 we believe all of our recorded reinsurance receivables to be collectible.
Investments
     We consider our fixed maturity securities as available-for-sale and our equity securities as either available-for-sale or trading portfolio securities. Both available-for-sale and trading portfolio securities are carried at fair value. Changes in the market value (unrealized gains and losses) of available-for-sale securities, whether positive or negative, are included, net of the related tax effect, in accumulated other comprehensive income, a component of stockholders’ equity, and are excluded from current period net income. Positive and negative changes in the market value of trading portfolio securities are included in current period net income as a component of net realized investment gains (losses).
     We evaluate the securities in our available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:
–	the extent to which the market value of the security is less than its cost basis,

–	the length of time for which the market value of the security has been less than its cost basis,

–	the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

–	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
Goodwill
     In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” we make an annual assessment as to whether the value of our goodwill assets is impaired. We completed such assessments in 2005 and 2004 and concluded that the value of our goodwill assets related to continuing operations of approximately $29.5 million was not impaired. We use both market-based valuation models and a capital asset pricing model to estimate the fair value. These models require the use of numerous assumptions regarding market perceptions of value as related to our consolidated and reporting unit historical and projected operating results and those of other economically similar entities. Changes to these assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value. Any determined impairment would be reflected as an expense in the period identified.
Overview
     We are an insurance holding company and our operating results are almost entirely derived from the operations of our insurance subsidiaries. Our core operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, NCRIC, Inc. and Red Mountain Casualty Insurance Company, Inc.; all principally write professional liability insurance. We also write a limited amount of medical professional liability insurance through Woodbrook Casualty Insurance, Inc. (formerly Medical Assurance of West Virginia, Inc.).
Corporate Strategy
     Our goal is to build upon our position as a leading writer of professional liability insurance and expand principally within the mid-Atlantic, Midwest and Southeast, while maintaining our commitment to disciplined underwriting and aggressive claims management. According to A.M. Best, based on 2004 data, we are the fourth largest active medical liability insurance writer in the nation, and we believe we are the largest medical liability writer in our collective states of operation. We believe that our strong reputation in our regional markets, combined with our financial strength, strong customer service and proven ability to manage claims, should enable us to profitably expand our position in select states. We have successfully acquired and integrated companies and books of business in the past and believe our financial size and strength make us an attractive acquirer. We continually evaluate these opportunities to leverage our core underwriting and claims expertise.
     We emphasize disciplined underwriting and do not manage our business to achieve a certain level of premium growth or market share. We apply our local knowledge to individual risk selection and determine the appropriate price based on our assessment of the specific characteristics of each risk. In addition to prudent risk selection, we seek to control our underwriting results through effective claims management. We investigate each claim and have fostered a strong culture of aggressively defending claims that we believe have no merit. We manage claims at the local level, tailoring claims handling to the legal climate of each state, which we believe differentiates us from national writers.
     Through our regional underwriting and claims office structure, we are able to gain a strong understanding of local market conditions and efficiently adapt our underwriting and claims strategies to regional conditions. Our regional presence also allows us to maintain active relationships with our customers and be more responsive to their needs. We believe these factors allow us to compete on a basis other than just price. We also believe that our presence in local markets allows us to monitor and understand changes in the liability climate and thus develop better business strategies in a more timely manner than our competitors.
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
     We believe that a focus on rate adequacy, selective underwriting and effective claims management is required if we are to achieve our ROE targets. We closely monitor premium revenues, losses and loss adjustment costs, and acquisition, underwriting and insurance expenses. Our investment portfolio is managed in order to meet the liquidity and profitability needs of each insurance company as well as to maximize after-tax investment returns on a consolidated basis. We engage in activities that generate other income; however, such activities, principally fee generating and agency services, do not constitute a significant source of revenues or profits.

Growth Opportunities and Outlook
     We expect our future growth will be supported by controlled expansion in states where we are already writing business and into additional states within, or adjacent to, our existing business footprint. We also look to expand through the acquisition of other companies or books of business; however, such expansion is opportunistic and cannot be predicted.
     We believe we are viewed as a market leader because of our financial strength and stability, and our ability to deliver excellent service at the local level. There have been several highly publicized insolvencies in our industry in recent years, and regulators have taken action against former competitors because of financial concerns. Thus, we believe our balance sheet strength and financial stability will continue to be a differentiating factor in the market.
     We have seen an increase in competition during the year by both existing professional liability insurers as well as new entrants, primarily in the form of risk retention groups and other risk pooling mechanisms. While most existing competitors appear to be maintaining pricing and underwriting discipline, we are seeing an increase in competition, especially on price. The new entrants are typically more aggressive in seeking new business and are generally more willing to compete on price. As a result of these market forces, profitable growth in the coming year will be challenging. Nevertheless we will continue to price our products at levels that we believe meet our return objectives and we will continue to disregard business that does not.
     We achieved average gross price increases of approximately 11%, 19% and 28%, on renewal business (weighted by premium volume) in 2005, 2004 and 2003, respectively. In 2006 we expect professional liability pricing to increase at a slower pace. The price increases implemented over the last several years have brought our pricing to a level that we believe is adequate to meet our return objectives. We plan to maintain this pricing level by using future rate increases to counteract loss cost inflation.
Recent Significant Events
     On August 3, 2005 ProAssurance acquired all of the outstanding common stock of NCRIC Corporation (NCRIC) in a stock for stock merger. NCRIC’s primary business is a single property and casualty insurance company that provides medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. The primary purpose for the transaction was to expand marketing opportunities for our professional liability insurance products.
     As part of the NCRIC merger, we also acquired ConsiCare, a subsidiary which provides administrative and financial services to physician practices. ConsiCare’s business focus is not consistent with our strategy as a specialty insurance company, and we therefore sold ConsiCare for $1.7 million on December 28, 2005. The operating results of ConsiCare are presented in the accompanying Consolidated Financial Statements as a component of discontinued operations. There was no gain or loss on the sale because our carrying value for ConsiCare approximated the sale price less sale expenses, adjusted for the tax effects of the sale.
     The following chart summarizes the NCRIC acquisition:

In millions
Fair value of 1.7 million ProAssurance common shares issued	$67.1
Other acquisition costs	4.1

Aggregate purchase price	71.2
Fair value of net assets acquired	46.2

Excess of purchase price over fair value of net assets acquired, recognized as goodwill	$25.0

     On January 4, 2006 we sold our personal lines operations (the MEEMIC companies), effective January 1, 2006. The transaction is worth $400 million to us before transaction expenses. Motors Insurance Corporation (Motors), a subsidiary of GMAC Insurance Holdings, Inc., paid approximately $325 million in cash for MEEMIC Insurance Company and its internal agency, and we retained approximately $75 million of the MEEMIC companies’ pre-sale capital. Sale proceeds will support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Following the sale, our total assets will decline by $167.8 million ($567.8 million assets sold less proceeds of $400 million) and our liabilities will decline by $337.5 million. Our stockholders’ equity will increase by the gain recognized on the transaction, which we expect to be approximately $110 million after consideration of sale expenses and the tax effects of the sale.
     Because these operations have been sold, the assets, liabilities and operating results of the MEEMIC companies are reported as a component of discontinued operations in our accompanying Consolidated Financial Statements for all periods presented. Previously, we reported our personal lines operations and our professional liability operations as separate reportable segments; net investment income of the parent holding company and interest expense on long-term debt (corporate income) were not allocated to either segment. This reporting structure was reflected in prior filings. Our continuing operations now represent a single reportable segment and combine corporate income with the results of the professional liability segment.
     Additional information regarding the previously described transactions is provided in Note 2 “Acquisition of NCRIC” and Note 3, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included herein.
     On December 8, 2005, we reached a definitive agreement with Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) whereby we agreed to acquire PIC Wisconsin in an all-stock merger transaction having an estimated value of $100 million.
     PIC Wisconsin is a Wisconsin-domiciled stock insurance company; its shares are not registered under the Securities Exchange Act of 1934. There is no GAAP financial data available for PIC Wisconsin. Audited December 31, 2004 statutory reports for PIC Wisconsin present cash and invested assets of $247.3 million, loss and loss adjustment expense reserves of $140.8 million, capital and surplus of $89.3 million and 2004 earned premiums of $56.5 million. The transaction is subject to approval by PIC Wisconsin shareholders and required regulatory approvals. We filed a registration statement and a proxy statement/prospectus with the Securities and Exchange Commission (SEC) on February 15, 2006 which is not yet effective. For more information regarding the proposed merger refer to the registration statement, SEC file number 333-131874.
Liquidity and Capital Resources and Financial Condition
     The following discussions of changes in our financial condition and operating results exclude amounts that are classified as discontinued operations in our consolidated financial statements, as discussed under the caption “Recent Significant Events” and in Note 3 of our Consolidated Financial Statements.
     ProAssurance Corporation is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of those insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements for additional information regarding dividend limitations.
     Within our operating subsidiaries our primary need for liquidity is to pay losses and operating expenses in the ordinary course of business. Our operating activities provided positive cash flow of $323.6 million for the year ended December 31, 2005, which is comparable to cash provided by operations of $336.3 million for the year ended December 31, 2004. Our December 31, 2005 operating cash flow includes $16.3 million generated by NCRIC operating activities from the August 3 purchase date forward. The primary sources of our operating cash flows are net investment income and the excess of premiums collected over net losses paid and operating costs. Timing delays exist between the collection of premiums and the payment of losses. A general measure of this timing delay is the ratio of paid to incurred losses, which is computed by dividing paid losses for the period by incurred losses. Our paid to incurred loss ratios for the years ended December 31, 2005 and 2004 are 51.6% and 46.5%, respectively.

     The cash flows of the personal lines segment have historically not been used to support our professional liability operations. It is not expected that the sale of the personal lines segment will have a detrimental effect on the liquidity of our continuing operations.
     We believe that rate adequacy is critical to our long-term liquidity. We continually review rates and submit requests for rate increases to state insurance departments as we consider necessary to maintain rate adequacy. We are unable to predict whether we will continue to receive approval for our rate filings. In most jurisdictions we are required to receive approval of these rate increases before we can factor them into the pricing of our products.
     We manage our investment portfolio to ensure that it will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in determining the expected future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities held in our investment portfolio or borrow funds under previously established borrowing arrangements. However, given the significant cash flows being generated by our operations and the relatively short duration of our investment portfolio we do not foresee any such shortfall.
     Cash and invested assets increased $482.6 million over the prior year. The increase is attributable to the aforementioned operating cash flow as well as the addition of NCRIC, which held cash and investments of $237.1 million at December 31, 2005. The fair value of our investment portfolio decreased $43.2 million as a result of the rising rate environment in 2005. We transfer most of the cash generated from operations into our investment portfolio. We held cash and cash equivalents of approximately $34.5 million at December 31, 2005 and $20.7 million at December 31, 2004.
     At December 31, 2005 our investment in fixed maturity securities is $2.4 billion, representing 91.4% of our total investments. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. The fixed maturity securities in our investment portfolio have a dollar weighted average rating of “AA” at December 31, 2005. Our investment policy implements an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average effective duration of our fixed maturity securities at December 31, 2005 is 3.91 years. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates also affect the fair value of our fixed maturity securities. Bond interest rates have increased since December 31, 2004 and as a result average bond market values have decreased. On a pre-tax basis, net unrealized gains/losses related to our available-for-sale fixed maturity securities decreased from a net unrealized gain of $27.3 million at December 31, 2004 to a net unrealized loss of $15.2 million at December 31, 2005.
     At December 31, 2005, available-for-sale and trading portfolio equity investments total $15.2 million, representing approximately 0.6% of our total investments, and approximately 2.0% of our capital. These holdings decreased from $33.6 million at December 31, 2004.
     Our investment in short-term securities at December 31, 2005 is $93.1 million as compared to $37.9 million at December 31, 2004. Approximately $17.0 million of this increase is attributable to NCRIC. We have elected to hold more funds in short-term securities during 2005 in order to increase our investment flexibility in a rising rate environment. As our investment managers identify investment opportunities that are consistent with our longer range investment strategy we plan to move funds from short-term securities to longer term fixed maturity securities.
     For a more detailed discussion of the effect of changes in interest rates on our investment portfolio see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

     Our long-term debt at December 31, 2005 is comprised of the following:

	Due	Rate	2005
			In thousands
Convertible Debentures	June 2023	3.90%, fixed	$105,381
2034 Subordinated Debentures	April — May 2034	8.19%, Libor adjusted	46,395
2032 Subordinated Debentures*	December 2032	8.44%, Libor adjusted	15,464

			$167,240

*	Assumed in NCRIC transaction
     We may redeem the Convertible Debentures on or after July 7, 2008 with notice. Holders may require us to repurchase their debentures on June 30 of 2008, 2013, and 2018. Also, holders may convert their debentures if the market value of our common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the 30 trading days ending on the last trading day of the immediately preceding quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. We have the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock.
     The 2032 and 2034 Subordinated Debentures may be redeemed at our option in December 2007 and April 2009, respectively.
     See Note 10 of our Consolidated Financial Statements for additional information regarding our long-term debt.
     As a result of the acquisition of NCRIC, we assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW judgment”). By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC has appealed the judgment. NCRIC posted a $19.5 million appellate bond and associated letter of credit to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid. In accordance with SFAS 141, we established a liability of $19.5 million for this judgment and included the liability as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
Losses
     Losses are the largest component of expense for our operations. As discussed in critical accounting policies, net losses in any period reflect our estimate of net losses related to the premiums earned in that period as well as any changes to our estimates of the reserve established for net losses of prior periods.
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
     In establishing our reserve for loss and loss adjustment expenses management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. Given the number of factors considered it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. We perform an in-depth review of our loss reserve on a semi-annual basis. However, management is continually reviewing and updating the data underlying the estimation of our loss reserve and we make adjustments that we believe the emerging data indicate. Any adjustments necessary are reflected in the then-current operations.
     As a result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates. We use a variety of actuarial methodologies in performing these analyses. Among the methods that we have used are:
– Paid development method
– Reported development method
– Bornhuetter-Ferguson method
– Average paid value method
– Average reported value method
– Backward recursive method
     Generally, methods such as the Bornheutter-Ferguson method are used on more recent accident years where we have less data on which to base our analysis. As business seasons and we have an increased amount of data for a given accident year we begin to give more confidence to the development and average methods as these methods typically rely more heavily on our own historical data. Each of these methods treats our assumptions differently, and thus provides a different perspective on the particular business under review.
     The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, we perform statistical reviews of claim data such as claim counts, average settlement costs and severity trends.
     In performing these analyses we partition our business by type, coverage type, geography, layer of coverage and accident year. This procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. For each partition, the results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment, are used to develop a point estimate based upon management’s judgment and past experience. The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management and is not driven by formulaic determination. For each partition of our business we select a point estimate with due regard for the age, characteristics and volatility of the partition of the business, the volume of data available for review and past experience with respect to the accuracy of estimates for business of a similar type. This series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
     The Company has modeled implied reserve ranges around its single point reserve estimates for its professional liability business assuming different confidence levels. The ranges have been developed by aggregating the expected volatility of losses across partitions of our business to obtain a consolidated distribution of potential reserve outcomes. The aggregation of this data takes into consideration the correlation among the Company’s geographic and specialty mix of business. The result of the correlation approach to aggregation is that the ranges are narrower than the sum of the ranges determined for each partition.
     The Company has used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our reserves. The high and low end points of the ranges are as follows:

	Low End Point	Carried Reserves	High End Point
80% Confidence Level	$1.383 billion	$1.897 billion	$2.355 billion
60% Confidence Level	$1.505 billion	$1.897 billion	$2.128 billion
     The development of a reserve range models the uncertainty of the claim environment as well as the limited predictive power of past loss data. These uncertainties and limitations are not specific to the Company. The ranges represent an estimate of the range of possible outcomes and should not be confused with a range of best estimates. Any change in our estimate of reserves would be reflected in then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
          The following table, known as the Loss Reserve Development Table, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. Years prior to 2001 relate only to the reserves of Medical Assurance. In years 2001 and thereafter the table reflects the reserves of ProAssurance, formed in 2001 in order to merge Medical Assurance and Professionals Group. NCRIC reserves are included only in the year 2005 since NCRIC was acquired in that year. The table does not include the loss reserves of personal lines operations, which are reflected in our financial statements as discontinued operations.
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
          The following may be helpful in understanding the Loss Reserve Development Table:
–	The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects the Company’s reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as showing in the Company’s consolidated financial statements at the end of each year (the Balance Sheet Reserves).

–	The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

–	The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

–	The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Losses and Loss Reserve Development
(In thousands)

				December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

Reserve for losses, undiscounted and net of reinsurance recoverables	$352,521	$440,040	$464,122	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743

Cumulative net paid, as of:

One Year Later	27,532	48,390	67,383	89,864	133,832	143,892	245,743	224,318	200,314	199,617
Two Years Later	58,769	98,864	128,758	192,716	239,872	251,855	436,729	393,378	378,036
Three Years Later	80,061	136,992	194,139	257,913	313,993	321,957	563,557	528,774
Four Years Later	107,005	173,352	227,597	308,531	358,677	367,810	656,670
Five Years Later	120,592	191,974	252,015	331,796	387,040	402,035
Six Years Later	129,043	204,013	266,056	346,623	408,079
Seven Years Later	135,620	212,282	276,052	357,148
Eight Years Later	138,534	218,919	284,442
Nine Years Later	140,712	225,722
Ten Years Later	142,552

Re-estimated Net Liability as of:

End of Year	352,521	440,040	464,122	480,741	486,279	493,457	1,009,354	1,098,941	1,298,458	1,544,981
One Year Later	325,212	393,363	416,814	427,095	463,779	507,275	1,026,354	1,098,891	1,289,744	1,522,000
Two Years Later	280,518	347,258	364,196	398,308	469,934	529,698	1,023,582	1,099,292	1,282,920
Three Years Later	237,280	294,675	333,530	400,333	488,416	527,085	1,032,571	1,109,692
Four Years Later	190,110	264,714	323,202	414,008	487,366	534,382	1,035,832
Five Years Later	173,148	259,195	320,888	415,381	485,719	536,875
Six Years Later	168,828	248,698	321,232	412,130	489,187
Seven Years Later	160,784	250,927	321,959	409,501
Eight Years Later	161,717	251,584	319,822
Nine Years Later	158,743	250,397
Ten Years Later	158,601

Net cumulative redundancy (deficiency)	$193,920	$189,643	$144,300	$71,240	$(2,908)	$(43,418)	$(26,478)	$(10,751)	$15,538	$22,981

Original gross liability — end of year	$432,937	$548,732	$614,720	$660,631	$665,786	$659,659	$1,322,871	$1,494,875	$1,634,749	$1,818,635

Less: reinsurance recoverables	(80,416)	(108,692)	(150,598)	(179,890)	(179,507)	(166,202)	(313,517)	(395,934)	(336,291)	(273,654)

Original net liability — end of year	$352,521	$440,040	$464,122	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981

Gross re-estimated liability — latest	$182,719	$295,748	$416,432	$519,779	$600,769	$638,452	$1,281,424	$1,398,922	$1,573,377	$1,797,409

Re-estimated reinsurance recoverables	(24,118)	(45,351)	(96,610)	(110,278)	(111,582)	(101,577)	(245,592)	(289,230)	(290,457)	(275,409)

Net re-estimated liability — latest	$158,601	$250,397	$319,822	$409,501	$489,187	$536,875	$1,035,832	$1,109,692	$1,282,920	$1,522,000

Gross cumulative redundancy (deficiency)	$250,218	$252,984	$198,288	$140,852	$65,017	$21,207	$41,447	$95,953	$61,372	$21,226

          In each year reflected in the table, we have utilized the actuarial methodologies discussed previously to estimate reserves. These techniques are applied to the data in a consistent manner and the resulting projections are evaluated by management to establish the estimate of reserves.
          Factors that have contributed to the variation in loss development include the following:
–	Our volume of business and the corresponding data in the late 1980’s and early 1990’s, while substantial, was not of a sufficient size to fully support the actuarial projection process without the use of industry-based data. Substantially all of our business was derived from medical professional liability insurance written in Alabama until we began to geographically expand our business in the mid to late 1990s. We utilized a rigorous and disciplined approach to investigating, managing and defending claims. This philosophy generally produced results in Alabama that were better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. Ultimately, actual results proved better than the industry data, creating redundancies.

–	Our reserves established in the late 1980’s and early 1990’s were strongly influenced by the dramatically increased frequency and severity that we, and the industry as a whole, experienced during the mid-1980s. Some of these trends moderated, and in some cases, reversed, by the late 1980s or early 1990s. However, the ability to recognize the improved environment was delayed due to the extended time required for claims resolution. When these negative trends moderated, the reserves we established during those periods proved to be redundant.

–	The professional liability legal environment deteriorated once again in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As a result, favorable development of prior year loss reserves slowed in 2000 and reversed in 2001 and 2002. We have addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

–	During 2004 and 2005 we recognized favorable development related to our previously established reserves, primarily to reflect reductions in our estimates of claim severity.

     At December 31, 2005 our reserve for losses, net of the receivable from reinsurers, is $1.9 billion, an increase of $351.8 million over net reserves at December 31, 2004, which includes NCRIC net reserves acquired in August of $139.7 million. Our receivable from reinsurers at December 31, 2005 is $327.7 million, of which $41.3 million is attributable to NCRIC. Our reserve for losses continues to grow given the generally long-tailed nature of professional liability lines of business. Several years can pass between the initial recognition of a claim and the ultimate settlement of that claim. This, coupled with the growth in the number of policies we issue has resulted in an increase in loss reserve. Activity in the net reserve for losses during 2005, 2004 and 2003 is summarized below:

	Year Ended December 31
	2005	2004	2003

	In thousands
Balance, beginning of year	$1,818,636	$1,634,749	$1,494,875
Less receivable from reinsurers	273,654	336,291	395,934

Net balance, beginning of year	1,544,982	1,298,458	1,098,941

Reserves acquired from NCRIC, net of receivable from reinsurers of $43.5 million	139,672	—	—

Incurred related to:
Current year	461,182	469,151	439,418
Prior years	(22,981)	(8,714)	(50)

Total incurred	438,201	460,437	439,368

Paid related to:
Current year	(26,495)	(13,599)	(15,533)
Prior years	(199,617)	(200,314)	(224,318)

Total paid	(226,112)	(213,913)	(239,851)

Net balance, end of year	1,896,743	1,544,982	1,298,458
Plus receivable from reinsurers	327,693	273,654	336,291

Balance, end of year	$2,224,436	$1,818,636	$1,634,749

     At December 31, 2005 our gross loss reserves included case reserves of approximately $1.240 billion and IBNR reserves of approximately $984 million. Our insurance subsidiaries had consolidated reserves for losses on a GAAP basis that exceeded those on a statutory basis by approximately $29.6 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability, or retirement of an insured.
Reinsurance
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
     Our risk retention level is dependent upon numerous factors including our risk appetite and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience and our analysis of the potential underwriting results within each state. Our 2005-2006 reinsurance treaties renewed with minimal change in terms or conditions from the prior year.
     The effective transfer of risk is dependent on the credit-worthiness of the reinsurer. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.
     We have not experienced any significant difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.
     At December 31, 2005 our receivable from reinsurers approximated $328 million. The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2005:

	A. M. Best	Net Amounts Due
Reinsurer	Company Rating	From Reinsurer
		In thousands

Hannover Ruckversicherung AG	A	$59,682

General Reinsurance Corp	A++	$28,700

PMA Re	B+	$20,087

AXA Re	A	$18,872

Lloyd’s Syndicate 2791	A	$14,928

Lloyds Syndicate 435	A	$12,192

Transatlantic Reins Co	A+	$11,656
Off Balance Sheet Arrangements/Guarantees
     As discussed in Note 10 to our Consolidated Financial Statements, our 2032 and 2034 Debentures are held by, and are the sole assets of, related business trusts. The NCRIC Trust purchased the 2032 Debentures and the PRA Trusts purchased the 2034 Debentures with proceeds from related trust preferred stock (TPS) issued and sold by each trust. The terms and maturities of the 2032 and 2034 Subordinated Debentures mirror those of the related TPS. The NCRIC and PRA Trusts will use the debenture interest and principal payments we pay into each trust to meet their TPS obligations. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46R, “Variable Interest Entities,” (FIN 46R) the NCRIC and PRA Trusts are not included in our consolidated financial statements because we are not the primary beneficiary of either trust.
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

Contractual Obligations
     A schedule of our non-cancelable contractual obligations at December 31, 2005 follows:

	Payments due by period
				Less than	More than
	Total	1 year	1-3 years	3-5 years	5 years
			In thousands

Loss and loss adjustment expenses	$2,224,436	$487,212	$833,759	$520,711	$382,754
Interest on long-term debt	220,371	9,372	18,744	18,744	173,511
Long-term debt obligations	169,459	—	—	—	169,459
Operating lease obligations	6,594	2,866	3,063	662	3

Total	$2,620,860	$499,450	$855,566	$540,117	$725,727

     All long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at December 31, 2005 for variable rate debt. For more information see Note 10 to our Consolidated Financial Statements. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space, office equipment, and communications lines and equipment.

Results of Operations — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
			Increase
	2005	2004	(Decrease)
		$ in thousands

Revenues:
Gross premiums written	$572,960	$573,592	$(632)

Net premiums written	$521,343	$535,028	$(13,685)

Premiums earned	$596,557	$555,524	$41,033
Premiums ceded	(53,316)	(35,627)	(17,689)

Net premiums earned	543,241	519,897	23,344
Net investment income	97,649	76,346	21,303
Net realized investment gains (losses)	912	7,572	(6,660)
Other income	3,510	1,341	2,169

Total revenues	645,312	605,156	40,156

Expenses:
Losses and loss adjustment expenses	479,300	447,521	31,779
Reinsurance recoveries	(41,099)	12,916	(54,015)

Net losses and loss adjustment expenses	438,201	460,437	(22,236)
Underwriting, acquisition and insurance expenses	89,319	84,383	4,936
Interest expense	8,929	6,515	2,414

Total expenses	536,449	551,335	(14,886)

Income from continuing operations before income taxes	108,863	53,821	55,042

Income taxes	28,837	10,778	18,059

Income from continuing operations	80,026	43,043	36,983
Income from discontinued operations, net of tax	33,431	29,768	3,663

Net Income	$113,457	$72,811	$40,646

Net loss ratio	80.7%	88.6%	(7.9)
Underwriting expense ratio	16.4%	16.2%	0.2

Combined ratio	97.1%	104.8%	(7.7)

Operating ratio	79.1%	90.1%	(11.0)

Return on equity	11.6%	7.4%	4.2

     The 2005 increases in our annualized ROE and our operating results for the year are primarily attributable to our success in reducing our net loss ratio. In addition, we held more invested assets while market interest rates were increasing, which generated additional investment income.

Effect of Acquisition of NCRIC
     We acquired NCRIC on August 3, 2005 and our results for the year ended December 31, 2005 include NCRIC results since the date of acquisition only. In the following tables, in order to facilitate an understanding of the effect of NCRIC, we have segregated results attributable to NCRIC in a separate line item titled “NCRIC”. The designation “PRA, prior” refers to ProAssurance’s results excluding NCRIC. Unless otherwise indicated, our discussions of variances between operating periods are presented exclusive of the amounts attributed to NCRIC operations.
Premiums
     Premiums written changed in 2005 as a result of competition, selective underwriting, the reduced need for rate increases and the acquisition of NCRIC. This acquisition is consistent with our stated strategy to grow premiums both organically and through selective acquisitions.

	Gross Premiums Written
	Year Ended December 31
			Increase
	2005	2004	(Decrease)
		$ in thousands

PRA, prior	$548,078	$573,592	$(25,514)	(4.4%)
NCRIC	24,882	—	24,882	n/a

Continuing operations	$572,960	$573,592	$(632)	(0.1%)

     Premiums written vary from period to period for a number of reasons. Some of the more common differences result from changes to premium rates, changes in the coverages chosen by our insureds, the volume of new business written during the period, the loss of business to competitors or due to our own underwriting decisions, and the percentage of our policies that renew, which may also affect the level of tail premiums written. Changes in the markets in which we operate, such as the entry or exit of a competitor in a given market and changes in the rate structures of our competitors, also affect written premiums from period to period. The effect of any of these changes also varies by the proportion of policies written or renewed during each period in the various geographical regions and classes of business in which we operate.
     Approximately $16.0 million of the 2005 decrease in premiums written, excluding NCRIC, represents a decrease in physician premiums for non-tail coverages, which is our principal insurance product, comprising 84% of our total 2005 written premiums. In 2005, rates on our renewed policies averaged 11% higher than the expiring premiums. However, the beneficial effect of the rate increases and new business was offset by the effect of policies that did not renew. In addition, some insureds chose to take lower limits of coverage, and in some cases we decided to move away from volatile jurisdictions where rates are higher toward stable states where rates may be lower. Our retention rate averaged 85% in 2005, as compared to 83% in 2004, but increased price competition in several states reduced the volume of new business that we were able to write. We remain committed to an adequate rate structure and have forgone business that we believed could not be written at profitable rates.
     Tail policies are offered to insureds that are discontinuing their claims-made coverage with us, and the amount of tail premium written in any annual period can and does vary widely. Tail premiums represented approximately 5% of total written premiums in 2005 and approximately 6% of total written premiums in 2004. Tail premiums declined by approximately $7.7 million in 2005 as compared to 2004. While we offer tail coverage to departing insureds as an obligation under our policy provisions, our preference is to sell less rather than more of this coverage since it represents a long-term liability with increased pricing risk.
     Hospital premiums, which comprise 7% of our premiums written in 2005 and 2004, declined by approximately $1.9 million as compared to 2004. Such business is highly price sensitive. As in all our lines, we choose not to compete primarily on price because our focus is on maintaining adequate margins on the policies we sell. Thus, our hospital premiums fluctuate based on competitive forces largely beyond our control.

	Premiums Earned
	Year Ended December 31
			Increase
	2005	2004	(Decrease)
		$ in thousands

PRA, prior	$562,339	$555,524	$6,815	1.2%
NCRIC	34,218	—	34,218	n/a

Continuing operations	$596,557	$555,524	$41,033	7.4%

     Because premiums are generally earned pro rata over the entire policy period after the policy is written, fluctuations in premiums earned tend to lag those of premiums written. Policies generally carry a term of one year. Professional liability tail policies are 100% earned in the period written because the policies are non-cancelable and insure only incidents that occurred in prior periods.
     The increase in 2005 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2005 and late 2004, reduced by lower tail premiums written in 2005 as discussed in the section on premiums written.

	Premiums Ceded
	Year Ended December 31
			Increase
	2005	2004	(Decrease)
		$ in thousands

PRA, prior	$47,729	$35,627	$12,102	34.0%
NCRIC	5,587	—	5,587	n/a

Continuing operations	$53,316	$35,627	$17,689	49.7%

     Premiums ceded represent the portion of earned premiums that we must ultimately pay to our reinsurers for their assumption of a portion of our losses.
     We reduced ceded premiums by $8.9 million in 2004 to reflect changes in our estimates of the amount of reinsurance premiums due for certain prior accident years, based on the provisions of the reinsurance contracts and our estimates of the reinsured losses for those prior accident years. We also reduced ceded premiums in 2004 by approximately $1.6 million due to the commutation of certain reinsurance contracts. After consideration of the effect of these adjustments, there is little change in 2005 ceded premiums as compared to 2004.
Losses and Loss Adjustment Expenses
     The estimation of medical professional liability losses is inherently difficult. Injuries may not be discovered until years after an incident, or the claimant may delay pursuing the recovery of damages. Ultimate loss costs, even for similar events, vary significantly depending upon many factors, including but not limited to the nature of the injury and the personal situation of the claimant or the claimant’s family, the judicial climate where the insured event occurred, general economic conditions and the trend of health care costs. Medical liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.
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
     The following tables summarize net losses and net loss ratios for the years ended December 31, 2005 and 2004 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
		In thousands

Calendar Year
PRA, prior	$408,779	$460,437	$(51,658)	79.4%	88.6%	(9.2)
NCRIC	29,422	—	29,422	102.8%	—	n/a

Continuing operations	438,201	460,437	(22,236)	80.7%	88.6%	(7.9)

Current Accident Year
PRA, prior	431,760	469,151	(37,391)	83.9%	90.2%	(6.3)
NCRIC	29,422	—	29,422	102.8%	—	n/a

Continuing operations	461,182	469,151	(7,969)	84.9%	90.2%	(5.3)

Prior Accident Year
PRA, prior	$(22,981)	$(8,714)	$(14,267)	(4.5%)	(1.6%)	(2.9)

* Net losses as specified divided by net premiums earned.
     Current accident year net loss ratios are lower in 2005 as compared to 2004 due to several factors. We have focused for several years on developing and maintaining adequate rates. As rate adequacy has improved, loss ratios have decreased. Also, our expected loss ratios vary based upon geographic location, coverage type and coverage limits. In 2005 as compared to 2004, changes in the mix of insured risks reduced overall expected loss ratios. During 2005 we recognized favorable development of $23.0 million related to our previously established reserves, primarily to reflect reductions in our estimates of claim severity. The most significant reduction was seen in the 2003 accident year; however, favorable development was also seen in accident years 2002 and prior.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Gross Losses and Reinsurance Recoveries
     The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to insurance recoveries. Thus, in any given year, we may make significant adjustments to gross losses that have a less significant effect on our net losses. The following table reflects our losses on both a gross and a net basis.

	Gross and Net Losses
	Year Ended December 31
			Increase
	2005	2004	(Decrease)
		In thousands
Gross Losses
PRA, prior	$448,630	$447,521	$1,109
NCRIC	30,670	—	30,670

Consolidated	479,300	447,521	31,779

Reinsurance Recoveries
PRA, prior	39,851	(12,916)	52,767
NCRIC	1,248	—	1,248

Consolidated	41,099	(12,916)	54,015

Net Losses
PRA, prior	408,779	460,437	(51,658)
NCRIC	29,422	—	29,422

Consolidated	$438,201	$460,437	$(22,236)

     When discussing losses that are reinsured and losses that are retained, it is common to refer to “layers” of loss. The retained layer is the cumulative portion of each loss, on a per-claim basis, which is less than our reinsurance retention for a given coverage year. Likewise, the reinsured layer is the cumulative portion of each loss that exceeds the reinsurance retention.
     Our 2005 actuarial analysis of our reserve indicated that our claims severity had continued to increase as expected in our retained layers, but not to the degree anticipated in our original reserve estimates. This was also true in our reinsured layers, but the variance between our original estimates and the 2005 actuarial estimate was smaller. Accordingly, we reduced our estimates of prior accident year gross losses by $24.6 million and reduced the prior accident year reinsurance recoveries by $1.6 million, for a net adjustment to prior year losses of $23.0 million.
     Our 2004 actuarial analysis of our reserve indicated that our claims severity had continued to increase as expected in risk retained by ProAssurance. However, in risks ceded to our reinsurers actual loss experience proved to be lower than we originally anticipated and for which we established our reserve. Accordingly, we reduced our estimates of prior accident year gross losses by approximately $60.4 million and reduced the corresponding reinsurance recoveries by $51.7 million, for a net adjustment to prior year losses of $8.7 million. The decrease to reinsurance recoveries for prior accident years more than offset reinsurance recoveries for current accident years resulting in a non-traditional relationship between gross losses and recoveries for the year ended December 31, 2004.

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

	Net Investment Income
	Year Ended December 31
			Increase
	2005	2004	(Decrease)
		$ in thousands

PRA, prior	$93,887	$76,346	$17,541	23.0%
NCRIC	3,762	—	3,762	n/a

Continuing operations	$97,649	$76,346	$21,303	27.9%

     The increase in net investment income is principally due to higher average invested funds during 2005. The positive cash flow generated by our insurance operations significantly increased our average invested funds. Rising market interest rates also contributed to the improvement in net investment income. Rates began to increase in mid-2004, allowing new and maturing funds to be invested at higher rates. Our average income yield, on a consolidated basis, excluding NCRIC, was 4.2% for 2005 as compared to 4.0% for 2004. Our average tax equivalent income yield on a consolidated basis, excluding NCRIC, was 4.8% for the year ended December 31, 2005 as compared to 4.4% for the year ended December 31, 2004. We increased the proportion of the portfolio that is invested in tax-exempt securities because of the higher after-tax yields available on these securities; therefore, our average after-tax equivalent income yield improved more than our average income yield.
     The components of net realized investment gains (losses) are shown in the following table.

	Year Ended December 31
	2005	2004
	In thousands
Net gains (losses) from sales	$1,567	$5,285

Other-than-temporary impairment losses	(768)	(611)

Trading portfolio gains (losses)	113	2,898

Net realized investment gains (losses)	$912	$7,572

Underwriting, Acquisition and Insurance Expenses
     Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, and facility expenses.
     Our 2005 underwriting, acquisition and insurance expenses reflect higher compensation and benefit costs offset by a decrease in variable costs due to lower premium volume. The slight upward shift of the expense ratio as compared to 2004 is principally due to the increase in compensation costs.

	Underwriting, Acquisition
	and Insurance Expenses				Expense Ratio
	Year Ended December 31				Year Ended December 31
			Increase				Increase
	2005	2004	(Decrease)		2005	2004	(Decrease)
		$ in thousands

PRA, prior	$84,767	$84,383	$384	0.5%	16.5%	16.2%	0.3
NCRIC	4,552	—	4,552	n/a	15.9%	—	n/a

Continuing operations	$89,319	$84,383	$4,936	5.8%	16.4%	16.2%	0.2

     Guaranty fund assessments were approximately $226,000 for the year ended December 31, 2005 as compared to approximately $396,000 for the year ended December 31, 2004.
Interest Expense
     Interest expense increased in 2005 as compared to 2004 primarily because the average amount of debt outstanding was higher in 2005 and because interest rates increased in 2005. In the early part of 2004, our only outstanding debt was our Convertible Debentures. In April and May of 2004 we issued our 2034 Subordinated Debentures of $46.4 million; we added the 2032 Debentures of $15.5 million in August 2005 as a part of the NCRIC transaction. Our Convertible Debentures have a fixed interest rate; our Subordinated Debentures have variable rates.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Year Ended December 31
	2005	2004
Statutory rate	35%	35%
Tax-exempt income	(9%)	(11%)
Resolution of tax contingencies	—	(3%)
Other	—	(1%)

Effective tax rate	26%	20%

Recent Accounting Pronouncements and Guidance
     On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), which superseded APB 25, Accounting for Stock Issued to Employees and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We plan to adopt SFAS 123(R) on January 1, 2006, the required effective date, using the “modified prospective” method permitted by the statement and will value future grants of stock options using the Black Scholes valuation method.
     Under the “modified prospective” method stock-based compensation is recognized under the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and for the non-vested portion of share-based payments granted prior to the adoption of SFAS 123(R). Under SFAS 123(R) compensation for non-vested share-based payments granted prior to adoption shall continue to be calculated as disclosed under SFAS 123, except that the effect of forfeitures is required to be estimated rather than considered as forfeitures occur.
     As permitted by SFAS 123, we currently value employee stock-based payments using APB 25’s intrinsic value method. Accordingly, we generally recognize no compensation cost related to such payments but do provide pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS 123 to such payments granted.
     Had our SFAS 123 pro forma disclosures been prepared in accordance with the provisions of SFAS 123(R) the effect would have been different; however, the effect that SFAS 123(R) would have had on prior periods is not readily determinable. SFAS 123(R) provides more extensive guidance than does SFAS 123 with regard to factors that should be considered in valuing share-based payments. Under SFAS 123, we utilized a single set of valuation assumptions for all employees. Under SFAS 123(R), entities are required to “aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors.” In order to appropriately reflect differing exercise and post-vesting employee termination behaviors, we anticipate aggregating prospective awards into groups consisting of senior executives, likely to exercise shortly after vesting, other senior executives and other employees. Additionally, under SFAS 123(R), fully vested awards granted to directors and awards that vest upon retirement granted to employees who are eligible for retirement will be expensed on the date of grant. Under SFAS 123, we calculated compensation expense (for pro forma disclosure) without consideration of expected forfeitures. Unlike SFAS 123, which permitted companies to reflect forfeitures as they occurred, SFAS 123(R) requires companies to estimate forfeitures in determining the amount of compensation cost to recognize each period. As a result, we will develop estimates of forfeitures during the requisite service periods and revise previous SFAS 123 calculations for known and expected forfeitures related to grants prior to the adoption of SFAS 123(R). Our own history with regard to the expected terms of employee stock awards is not sufficient to allow such assumptions to be developed statistically for most employee groups. Accordingly, for such groups, through December 31, 2007, we will apply the “simplified” method consistent with the guidance of SEC Staff Accounting Bulletin 107, i.e., expected term = (vesting term + original contractual term) / 2). We are in the process of finalizing these assumptions; however, the selection of all assumptions is not complete.
     Presently, we estimate that the recognition of compensation cost, net of tax effects, for the non-vested portion of share-based payments granted prior to the adoption of SFAS 123(R) will approximate $1.3 million, net of related tax effects, during fiscal 2006. The further effect of adoption of SFAS 123(R) on future operating results will depend on the levels of share-based payments granted in the future, the groups of employees to whom the awards are granted, the number of awards granted to employees who are eligible for retirement, the terms of any future awards, as well as the final methods and assumptions used to determine the fair value of those share-based payments.
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

Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
			Increase
	2004	2003	(Decrease)
	$ in thousands
Revenues:
Gross premiums written	$573,592	$543,323	$30,269

Net premiums written	$535,028	$497,659	$37,369

Premiums earned	$555,524	$509,260	$46,264
Premiums ceded	(35,627)	(49,389)	13,762

Net premiums earned	519,897	459,871	60,026
Net investment income	76,346	63,366	12,980
Net realized investment gains (losses)	7,572	5,858	1,714
Other income	1,341	4,460	(3,119)

Total revenues	605,156	533,555	71,601

Expenses:
Losses and loss adjustment expenses	447,521	414,828	32,693
Reinsurance recoveries	12,916	24,540	(11,624)

Net losses and loss adjustment expenses	460,437	439,368	21,069
Underwriting, acquisition and insurance expenses	84,383	73,263	11,120
Loss on early extinguishment of debt	—	305	(305)
Interest expense	6,515	3,409	3,106

Total expenses	551,335	516,345	34,990

Income from continuing operations before income taxes	53,821	17,210	36,611

Income taxes	10,778	1,865	8,913

Income from continuing operations	43,043	15,345	27,698
Income from discontinued operations, net of tax	29,768	23,358	6,410

Net Income	$72,811	$38,703	$34,108

Net loss ratio	88.6%	95.5%	(6.9)
Underwriting expense ratio	16.2%	15.9%	0.3

Combined ratio	104.8%	111.4%	(6.6)

Operating ratio	90.1%	97.6%	(7.5)

Return on equity	7.4%	2.9%	4.5

Premiums
Written
     Premiums exhibited strong growth in 2004; however, the growth was at a slower pace than in 2003 primarily because we implemented smaller rate increases in 2004 as compared to 2003. Our rates are based on our expected losses for the coverages provided; the cumulative effect of the rate increases we obtained in the past several years allowed us to pursue lower rate increases in some states in 2004. On average, renewals during the year ended December 31, 2004 were at rates that are approximately 19% higher than expiring rates. Rate increases on 2003 renewals, on average, were at rates that were 28% higher than expiring rates. New business written in 2004 was largely offset by business that did not renew, including business that we selectively chose not to renew.
     Virtually all of the growth that we experienced in 2004 was related to physician coverages. This growth included an increase of approximately $5.0 million related to physician tail policies. Premiums written for this coverage can vary significantly from year to year.
Earned
     Premiums are earned pro rata over the entire policy period (generally one year) after the policy is written. Thus the increase in 2004 earned premiums reflects on a pro rata basis the changes in written premiums that occurred during both 2004 and 2003.
Ceded
     Premiums ceded represent the portion of earned premiums that we must ultimately pay to our reinsurers for their assumption of a portion of our losses.
     In both 2004 and 2003, we reduced our estimates of prior year gross losses. As a result of the features of our reinsurance contracts, we also reduced our estimates of ultimate ceded premiums. The reduction was $8.9 million in 2004 and $5.4 million in 2003. Premiums ceded were also reduced by $1.6 million in 2004 due to the commutation of certain reinsurance contracts. Also, insureds have purchased policies with coverage limits below our reinsurance attachment point. We do not cede these premiums, and as a result, premiums ceded declined.
Losses and Loss Adjustment Expenses
     The following table summarizes net losses and net loss ratios for the years ended December 31, 2004 and 2003 by separating losses between the current accident year and all prior accident years. The net loss ratios shown are calculated by dividing the applicable net losses by calendar year net premiums earned.

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
			Increase			Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
	In thousands
Calendar year	$460,437	$439,368	$21,069	88.6%	95.5%	(6.9)
Current accident year	$469,151	$439,418	$29,733	90.2%	95.6%	(5.4)
Prior accident year	$(8,714)	$(50)	$(8,664)	(1.6%)	(0.1%)	(1.5)

*	Net losses as specified divided by net premiums earned.
     During 2004, we continued to see an increase in loss severity, which increased loss costs. Current accident year net loss ratios are lower in 2004 than in 2003 primarily because loss costs increased at a slower pace than premium rates. Loss ratios have also improved because we converted our occurrence policies to claims-made coverage. Generally, loss ratios associated with claims-made coverage are initially lower than those associated with occurrence coverage.

     We decreased our estimate of prior year net losses by $8.7 million in 2004 and $50,000 in 2003. The 2004 amount represents 0.7% of 2003 net reserves. These adjustments were in response to actuarial evaluations of loss reserves performed during the period. No change was made to our estimates of the reserves required for death, disability and retirement during 2004 or 2003.
Gross Losses and Reinsurance Recoveries
     The following table reflects our losses on both a gross and a net basis.

	Gross and Net Losses
	Year Ended December 31
			Increase
	2004	2003	(Decrease)
	In thousands
Gross losses	$447,521	$414,828	$32,693
Reinsurance recoveries	$(12,916)	$(24,540)	$11,624
Net losses	$460,437	$439,368	$21,069
     In 2004, as was also the case in 2003, our actuarial analysis of our reserves indicated that our claims severity had continued to increase as expected in our retained layers. However, we did not experience the high level of losses in our reinsured layers that we originally anticipated and for which we established reserves. Accordingly, we reduced our estimates of prior accident year gross losses by approximately $60.4 million during the year ended December 31, 2004 and $74.2 million during the year ended December 31, 2003. These losses were heavily reinsured; therefore, we reduced expected reinsurance recoveries by $51.7 million in 2004 and $74.1 million in 2003. As previously discussed, these changes to prior year estimates reduced net losses by $8.7 million in 2004 and nominally reduced net losses in 2003. In both 2004 and 2003, the decrease to reinsurance recoveries for prior accident years more than offset reinsurance recoveries for current accident years resulting in a non-traditional relationship between gross losses and recoveries.
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
Net Investment Income and Net Realized Investment Gains (Losses)
     The increase in our net investment income in 2004 as compared to 2003 is due to higher average invested funds in 2004, offset by a slight decline in the yield of our fixed maturity securities. While prevailing market interest rates have remained historically low, changes in the duration and asset mix of the portfolio have helped to stabilize the yield of the portfolio. We increased the weighted average duration of the portfolio from 3.5 years at December 31, 2003 to 3.9 years at December 31, 2004 in order to take advantage of improved yields on certain longer term securities. We have also increased the proportion of the portfolio that is invested in tax-exempt securities because of the higher after-tax yields available on these securities. However, we continued to see some decline in our income yields as older, higher yielding securities matured or were sold. Our average income yield, on a consolidated basis, was 4.0% for the year ended December 31, 2004 as compared to 4.5% for the year ended December 31, 2003. Our average tax equivalent income yield on a consolidated basis was 4.4% for the year ended December 31, 2004 as compared to 4.9% for the year ended December 31, 2003.

     The components of net realized investment gains are shown in the following table.

	Year Ended December 31
	2004	2003
	In thousands
Net gains (losses) from sales	$5,285	$5,857
Other-than-temporary impairment losses	(611)	(322)
Trading portfolio gains (losses)	2,898	323

Net realized investment gains (losses)	$7,572	$5,858

Underwriting, Acquisition and Insurance Expenses
     Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, and facility costs assessments. Underwriting, acquisition and insurance expenses increased in 2004 principally due to additional commission expense incurred as a result of premium growth. Changes in the mix of premiums by state and coverage type also increased commission expense. We also experienced increases in costs for salaries, benefits and professional fees, most significantly those fees related to Sarbanes-Oxley compliance.
     The expense ratio (underwriting, acquisition and insurance expenses divided by net premiums earned) increased slightly in 2004 to 16.2% as compared to 15.9% in 2003. The increase is principally attributable to higher commission costs.
     Guaranty fund assessments were approximately $396,000 for the year ended December 31, 2004 as compared to approximately $100,000 for the year ended December 31, 2003.
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
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is from tax-exempt interest and dividends. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Year Ended December 31
	2004	2003
Statutory rate	35%	35%
Tax-exempt income	(11%)	(24%)
Resolution of tax contingencies	(3%)	—
Other	(1%)	—

Effective tax rate	20%	11%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.
     The term market risk refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates.
     As of December 31, 2005, our fair value investment in fixed maturity securities was $2.403 billion. These securities are subject primarily to interest rate risk and credit risk. We have not and currently do not intend to enter into derivative transactions.
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

	2005			2004
	Portfolio	Change in	Effective	Portfolio	Effective
	Value	Value	Duration	Value	Duration
Interest Rates	Millions	Millions	Years	Millions	Years

200 basis point rise	$2,218	$(185)	4.07	$1,819	4.20
100 basis point rise	$2,310	$(93)	4.02	$1,898	4.11
Current rate *	$2,403	$—	3.91	$1,977	3.93
100 basis point decline	$2,498	$95	3.82	$2,055	3.83
200 basis point decline	$2,595	$192	3.59	$2,137	3.92

*	Current rates are as of December 31, 2005 and 2004
     At December 31, 2005, the fair value of our investment in preferred stocks was $2.0 million, including net unrealized gains of $25 thousand. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.
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
     ProAssurance’s cash and short-term investment portfolio at December 31, 2005 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of December 31, 2005, 98.4% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.
Equity Price Risk
     At December 31, 2005 the fair value of our investment in common stocks was $13.2 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $14.4 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $11.9 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 70. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
     Disclosure controls and procedures are defined in Exchange Act Rule 13a-15(e) and include the Company’s controls and other procedures that are designed to ensure that information, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 and that there was no change in the Company’s internal controls during the fiscal quarter then ended that has materially effected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below.
      Our management excluded NCRIC’s systems and processes from the scope of our assessment of internal control over financial reporting as of December 31, 2005 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We are excluding NCRIC from that scope because we expect substantially all of its significant systems and processes to be converted to those ProAssurance during 2006. At December 31, 2005 NCRIC represented $298 million or 8.9% of total assets from continuing operations, and $32.4 million or 5.0% of total revenues for the year then ended.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION.
     None.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of ProAssurance Corporation
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NCRIC Corp. and subsidiaries (NCRIC). NCRIC was acquired August 3, 2005 and has been included in the consolidated financial statements of ProAssurance Corporation since that date. NCRIC constituted approximately 8.9% of total assets from continuing operations as of December 31, 2005 and approximately 5.0% of total revenues for the year then ended. Our audit of internal control over financial reporting of ProAssurance Corporation also did not include an evaluation of the internal control over financing reporting of NCRIC Corp. and subsidiaries.
     In our opinion, management’s assessment that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in capital and cash flow for each of the three years in the period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Birmingham, Alabama
February 27, 2006

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 30 and 31) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
     The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2006 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 18, 2006.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2006 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 18, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2006 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 18, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2006 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 18, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2006 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 18, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Independent Auditors
Consolidated Balance Sheets – December 31, 2005 and 2004
Consolidated Statements of Changes in Capital – years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Income – years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows – years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Financial Statement Schedules. The following consolidated financial statement schedules of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 14(d):
Schedule I – Summary of Investments – Other than Investments in Related Parties
Schedule II – Condensed Financial Information of ProAssurance Corporation (Registrant Only)
Schedule III – Supplementary Insurance Information
Schedule IV – Reinsurance
Schedule VI – Supplementary Property and Casualty Insurance Information
All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.
(b)	The exhibits required to be filed by Item 15(b) are listed herein in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 28th day of February 2006.

PROASSURANCE CORPORATION

By:	/s/	A. Derrill Crowe, M.D.

A. Derrill Crowe, M.D.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/A. Derrill Crowe, M.D. A. Derrill Crowe, M.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2006

/s/Edward L. Rand, Jr. Edward L. Rand, Jr.	Chief Financial Officer	February 28, 2006

/s/James J. Morello James J. Morello	Chief Accounting Officer	February 28, 2006

/s/Victor T. Adamo, Esq. Victor T. Adamo, Esq.	Director	February 28, 2006

/s/Paul R. Butrus Paul R. Butrus	Director	February 28, 2006

/s/Lucian F. Bloodworth Lucian F. Bloodworth	Director	February 28, 2006

/s/Robert E. Flowers, M.D. Robert E. Flowers, M.D.	Director	February 28, 2006

/s/John J. McMahon, Jr., Esq. John J. McMahon, Jr., Esq.	Director	February 28, 2006

/s/John P. North, Jr. John P. North, Jr.	Director	February 28, 2006

/s/Ann F. Putallaz, Ph.D. Ann F. Putallaz, Ph.D.	Director	February 28, 2006

/s/William H. Woodhams, M.D. William H. Woodhams, M.D.	Director	February 28, 2006

/s/Wilfred W. Yeargan, Jr., M.D. Wilfred W. Yeargan, Jr., M.D.	Director	February 28, 2006

ProAssurance Corporation and Subsidiaries
Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements
To the Board of Directors and Shareholders of
ProAssurance Corporation
     We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProAssurance Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Birmingham, Alabama
February 27, 2006

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31	December 31
	2005	2004

Assets

Investments:
Fixed maturities available for sale, at fair value	$2,403,450	$1,977,093
Equity securities available for sale, at fair value	10,018	29,404
Equity securities, trading portfolio, at fair value	5,181	4,150
Real estate, net	16,623	16,538
Short-term investments	93,066	37,941
Business owned life insurance	56,436	54,138
Other	46,168	42,883

Total investments	2,630,942	2,162,147

Cash and cash equivalents	34,506	20,698
Premiums receivable	106,549	117,259
Receivable from reinsurers on unpaid losses and loss adjustment expenses	327,693	273,654
Prepaid reinsurance premiums	20,379	18,888
Deferred taxes	103,935	69,630
Other assets	117,596	81,019
Assets of discontinued operations	567,779	495,903

	$3,909,379	$3,239,198

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31	December 31
	2005	2004

Liabilities and Stockholders’ Equity

Liabilities:
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,224,436	$1,818,636
Unearned premiums	264,258	248,539
Reinsurance premiums payable	83,314	67,459

Total policy liabilities	2,572,008	2,134,634

Other liabilities	67,572	47,291
Long-term debt	167,240	151,480
Liabilities of discontinued operations	337,513	294,774

Total liabilities	3,144,333	2,628,179

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $0.01 per share 100,000,000 shares authorized; 31,230,647 and 29,326,228 shares issued, respectively	312	293
Additional paid-in capital	387,739	313,957
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $(4,755) and $13,139, respectively	(8,834)	24,397
Retained earnings	385,885	272,428

	765,102	611,075
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	765,046	611,019

	$3,909,379	$3,239,198

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

		Additional	Accumulated Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balance at January 1, 2003	$290	$308,501	$35,545	$160,914	$(56)	$505,194
Common stock issued for compensation	—	1,061	—	—	—	1,061
Stock options exercised	2	2,468	—	—	—	2,470
Repurchase of minority interest	—	—	886	—	—	886
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	(3,539)	—	—	—
Discontinued operations	—	—	1,530	—	—	—
Income from continuing operations	—	—	—	15,345	—	—
Income from discontinued operations	—	—	—	23,358	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	11,806
Total comprehensive income, discontinued operations	—	—	—	—	—	24,888

Balance at December 31, 2003	292	312,030	34,422	199,617	(56)	546,305
Common stock issued for compensation	1	1,710	—	—	—	1,711
Stock options exercised	—	217	—	—	—	217
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	(8,608)	—	—	—
Discontinued operations	—	—	(1,417)	—	—	—
Income from continuing operations	—	—	—	43,043	—	—
Income from discontinued operations	—	—	—	29,768	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	34,435
Total comprehensive income, discontinued operations	—	—	—	—	—	28,351

Balance at December 31, 2004	293	313,957	24,397	272,428	(56)	611,019
Common stock issued for compensation	—	2,270	—	—	—	2,270
Equity issued in purchase transaction:
Common stock issued	17	67,049	—	—	—	67,066
Fair value of options assumed	—	192	—	—	—	192
Stock options exercised	2	4,271	—	—	—	4,273
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	(28,063)	—	—	—
Discontinued operations	—	—	(5,168)	—	—	—
Income from continuing operations	—	—	—	80,026	—	—
Income from discontinued operations	—	—	—	33,431	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	51,963
Total comprehensive income, discontinued operations	—	—	—	—	—	28,263

Balance at December 31, 2005	$312	$387,739	$(8,834)	$385,885	$(56)	$765,046

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31
	2005	2004	2003

Revenues:
Gross premiums written	$572,960	$573,592	$543,323

Net premiums written	$521,343	$535,028	$497,659

Premiums earned	$596,557	$555,524	$509,260
Premiums ceded	(53,316)	(35,627)	(49,389)

Net premiums earned	543,241	519,897	459,871
Net investment income	97,649	76,346	63,366
Net realized investment gains (losses)	912	7,572	5,858
Other income	3,510	1,341	4,460

Total revenues	645,312	605,156	533,555

Expenses:
Losses and loss adjustment expenses	479,300	447,521	414,828
Reinsurance recoveries	(41,099)	12,916	24,540

Net losses and loss adjustment expenses	438,201	460,437	439,368
Underwriting, acquisition and insurance expenses	89,319	84,383	73,263
Loss on early extinguishment of debt	—	—	305
Interest expense	8,929	6,515	3,409

Total expenses	536,449	551,335	516,345

Income from continuing operations before income taxes	108,863	53,821	17,210

Provision for income taxes:
Current expense (benefit)	28,130	10,244	2,840
Deferred expense (benefit)	707	534	(975)

	28,837	10,778	1,865

Income from continuing operations	80,026	43,043	15,345

Income from discontinued operations, net of tax	33,431	29,768	23,358

Net income	$113,457	$72,811	$38,703

Basic earnings per share:
Income from continuing operations	$2.66	$1.48	$0.53
Income from discontinued operations	1.11	1.02	0.81

Net income	$3.77	$2.50	$1.34

Diluted earnings per share:
Income from continuing operations	$2.52	$1.44	$0.53
Income from discontinued operations	1.02	0.93	0.80

Net income	$3.54	$2.37	$1.33

Weighted average number of common shares outstanding
Basic	30,049	29,164	28,956

Diluted	32,908	31,984	29,144

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2005	2004	2003

Continuing Operations:

Operating Activities
Income from continuing operations	$80,026	$43,043	$15,345
Adjustments to reconcile income to net cash provided by operating activities:
Amortization	20,274	21,452	18,204
Depreciation	3,727	3,387	2,927
Increase in cash surrender value of business owned life insurance	(2,298)	(2,432)	(1,706)
Net realized investment (gains) losses	(912)	(7,572)	(5,858)
Deferred income taxes	707	534	(975)
Policy acquisition costs deferred, net of related amortization	(1,002)	(3,352)	99
Other	(701)	(622)	(598)
Changes in assets and liabilities:
Trading portfolio securities, excluding net holding gains (losses)	(917)	4,610	(5,540)
Premiums receivable	19,104	1,857	(18,952)
Receivable from reinsurers	(10,553)	62,637	59,673
Prepaid reinsurance premiums	1,119	(1,237)	3,643
Other assets	(1,272)	(1,237)	(5,823)
Reserve for losses and loss adjustment expenses	222,643	183,887	142,610
Unearned premiums	(23,514)	18,097	34,063
Reinsurance premiums payable	14,182	1,933	6,645
Other liabilities	2,977	11,302	(1,861)

Net cash provided by operating activities of continuing operations	323,590	336,287	241,896

Investing Activities
Purchases of:
Fixed maturities available for sale	(900,481)	(1,133,391)	(1,008,007)
Equity securities available for sale	(777)	(856)	(3,019)
Other investments	(2,386)	(4,205)	(19,110)
Business owned life insurance	—	—	(50,000)
Proceeds from sale or maturities of:
Fixed maturities available for sale	597,472	677,009	574,686
Equity securities available for sale	44,773	8,854	26,296
Net (increase) decrease in short-term investments	(51,903)	69,737	142,199
Cash proceeds from sale of discontinued operations	848	—	—
Cash acquired in purchase transaction net of cash used in transaction of $2,684	1,681	—	—
Other	(2,653)	(9,144)	(6,615)

Net cash used by investing activities of continuing operations	(313,426)	(391,996)	(343,570)

Financing Activities
Net proceeds from long-term debt	—	44,907	104,641
Repayment of debt	—	—	(72,500)
Other	3,644	35	1,852

Net cash provided by financing activities of continuing operations	3,644	44,942	33,993

Increase (decrease) in cash and cash equivalents	13,808	(10,767)	(67,681)
Cash and cash equivalents at beginning at period	20,698	31,465	99,146

Cash and cash equivalents at end of period	$34,506	$20,698	$31,465

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2005	2004	2003

Discontinued Operations:

Net cash provided by (used in) operating activities of discontinued operations	$40,920	$37,252	$40,906
Net cash provided by (used in) investing activities of discontinued operations	2,415	(38,446)	(41,174)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(33,312)

Increase (decrease) in cash and cash equivalents	43,335	(1,194)	(33,580)
Cash and cash equivalents at beginning of period	9,386	10,580	44,160

Cash and cash equivalents at end of period	$52,721	$9,386	$10,580

Supplemental Disclosure of Cash Flow Information:

Net cash paid (received) during the year for income taxes:
Continuing operations	$25,998	$7,165	$6,527

Discontinued operations	$15,528	$15,916	$7,785

Cash paid during the year for interest:
Continuing operations	$8,034	$5,501	$3,136

Discontinued operations	$—	$—	$—

Significant non-cash transactions:

Common stock issued in acquisition	$67,066	$—	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Accounting Policies
Organization and Nature of Business
     ProAssurance Corporation (ProAssurance), a Delaware corporation, is an insurance holding company for specialty property and casualty insurance companies that principally provides professional liability insurance for providers of health care services, and to a lesser extent, providers of legal services. ProAssurance operates in the United States of America (U.S.), principally in the mid-Atlantic, Midwest and Southeast. After giving consideration to the disposal of the personal lines segment (see below), ProAssurance’s operations are in a single reportable segment, the professional liability segment.
Segment Information / Discontinued Operations
     In the first quarter of 2006 ProAssurance sold its Personal Lines Division consisting of its wholly owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies). The MEEMIC Companies are the only active entities of ProAssurance’s personal lines operations, which were formerly considered as a separate reportable industry segment. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, ProAssurance’s personal lines operations have been classified in this report as discontinued operations in all periods presented. See Note 3 for further discussion of discontinued operations.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries. All significant intercompany accounts and transactions between consolidated companies have been eliminated.
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
Reclassifications
     The benefit of ceding commission on certain reinsurance contracts has been reclassified in the prior year financial statements to conform to the current year presentation. The reclassification decreased premiums ceded and increased underwriting, acquisition and insurance expenses by $7.3 million for 2004 and $6.7 million for 2003, and had no impact on income from continuing operations in either period.
Critical Accounting Policies
     The significant accounting policies followed by ProAssurance that materially affect financial reporting are summarized in these notes to the consolidated financial statements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Accounting Policies (continued)
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
Short-term Investments
     Short-term investments, which have an original maturity of one year or less, are primarily comprised of investments in U.S. Treasury obligations and commercial paper. All balances are reported at cost, which approximates fair value.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Accounting Policies (continued)
Cash and Cash Equivalents
     For purposes of the consolidated balance sheets and statements of cash flow, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.
Realized Gains and Losses
     Realized gains and losses on sales of investments are recognized on the specific identification basis.
Other-than-temporary Impairments
     In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” ProAssurance evaluates its investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the then current period and reduces the cost basis of the security. In subsequent periods, ProAssurance measures any gain or loss or decline in value against the adjusted cost basis of the security. The following factors are considered in determining whether an investment’s decline is other than temporary:
–	the extent to which the market value of the security is less than its cost basis,

–	the length of time for which the market value of the security has been less than its cost basis,

–	the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

–	ProAssurance’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Accounting Policies (continued)
Goodwill
     Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (i.e., goodwill). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested annually for impairment. ProAssurance regularly reviews its goodwill and other intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment. Goodwill is included in the Consolidated Balance Sheets as a component of other assets.
Deferred Policy Acquisition Costs
     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Deferred Policy Acquisition Costs are included in the Consolidated Balance Sheets as a component of other assets.
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
     ProAssurance believes that the methods it uses to establish the reserve for losses are reasonable and appropriate. External actuaries review the reserve for losses of each insurance subsidiary at least semi-annually. ProAssurance considers the views of the external actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates in establishing its reserves. Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made.
     The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to reinsurance recoveries. Thus, in any given year, the Company may make significant adjustments to gross losses that have little effect on its net losses.
Recognition of Revenues
     Insurance premiums are recognized as revenues pro rata over the terms of the policies.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Accounting Policies (continued)
Stock-Based Compensation
     ProAssurance accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (collectively referred to as APB 25). The following table illustrates the effect on net income and earnings per share as if ProAssurance had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to outstanding options. See Note 12 for additional information regarding outstanding options.

	Year Ended December 31
	2005	2004	2003
	In thousands except per share data
Income from continuing operations	$80,026	$43,043	$15,345

Add: Stock-based employee compensation expense recognized under APB 25 related to the exercise of options, net of related tax effects	84	218	130

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,808)	(1,111)	(620)

Pro forma income from continuing operations	$78,302	$42,150	$14,855

Earnings per share, continuing operations:
Basic—as reported	$2.66	$1.48	$0.53

Basic—pro forma	$2.61	$1.45	$0.51

Diluted—as reported	$2.52	$1.44	$0.53

Diluted—pro forma	$2.47	$1.41	$0.51

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Accounting Policies (continued)
Accounting Changes
     On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), which superseded APB 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. ProAssurance plans to adopt SFAS 123(R) on January 1, 2006, the required effective date, using the “modified prospective” method permitted by the statement and will value future grants of stock options using the Black Scholes valuation method.
     Under the “modified prospective” method stock-based compensation is recognized under the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS 123(R) and for the non-vested portion of share-based payments granted prior to the adoption of SFAS 123(R). Under SFAS 123(R) compensation for non-vested share-based payments granted prior to adoption shall continue to be calculated as disclosed under SFAS 123, except that the effect of forfeitures is required to be estimated rather than considered as forfeitures occur.
     As permitted by SFAS 123, ProAssurance currently values employee stock-based payments using APB 25’s intrinsic value method. Accordingly, ProAssurance generally recognizes no compensation cost related to such payments but does provide pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS 123 to such payments granted.
     Had ProAssurance’s SFAS 123 pro forma disclosures been prepared in accordance with the provisions of SFAS 123(R) the effect would have been different; however, the effect that SFAS 123(R) would have had on prior periods is not readily determinable. SFAS 123(R) provides more extensive guidance than does SFAS 123 with regard to factors that should be considered in valuing share-based payments. Under SFAS 123, ProAssurance utilized a single set of valuation assumptions for all employees. Under SFAS 123(R), entities are required to “aggregate individual awards into relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors.” Accordingly, ProAssurance anticipates aggregating prospective awards into groups consisting of senior executives likely to exercise shortly after vesting, other senior executives and other employees to appropriately reflect differing exercise and post-vesting employee termination behaviors. Additionally, under SFAS 123(R), fully vested awards granted to directors and awards that vest upon retirement granted to employees who are eligible for retirement will be expensed on the date of grant. Under SFAS 123, ProAssurance calculated compensation expense (for pro forma disclosure) without consideration of expected forfeitures. Unlike SFAS 123, which permitted companies to reflect forfeitures as they occurred, SFAS 123(R) requires companies to estimate forfeitures in determining the amount of compensation cost to recognize each period. As a result, ProAssurance will develop estimates of forfeitures during the requisite service periods and revise previous SFAS 123 calculations for known and expected forfeitures related to grants prior to the adoption of SFAS 123(R). ProAssurance’s own history with regard to the expected terms of employee stock awards is not sufficient to allow such assumptions to be developed statistically for most employee groups. Accordingly, through December 31, 2007, ProAssurance will apply the “simplified” method consistent with the guidance of SEC Staff Accounting Bulletin 107, i.e., expected term = (vesting term + original contractual term) / 2) for such groups. ProAssurance is in the process of finalizing these assumptions; however, the selection of all assumptions is not complete.
     Presently, ProAssurance estimates that the recognition of compensation cost, net of related tax effects, for the non-vested portion of share-based payments granted prior to the adoption of SFAS 123(R) will approximate $1.3 million during fiscal 2006. The further effect of adoption of SFAS 123(R) on future operating results will depend on the levels of share-based payments granted in the future, the groups of employees to whom the awards are granted, the number of awards granted to employees who are eligible for retirement, the

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
1. Accounting Policies (continued)
terms of any future awards, as well as the final methods and assumptions used to determine the fair value of those share-based payments.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
2. Acquisition of NCRIC
     ProAssurance acquired 100% of the outstanding shares of NCRIC Corporation (NCRIC) on August 3, 2005 primarily for the purpose of expanding the distribution of its professional liability insurance products. NCRIC, formerly known as NCRIC Group, Inc., is a holding company primarily focused on providing medical professional liability insurance in Delaware, the District of Columbia, Maryland, Virginia, and West Virginia. A summary of the components of the aggregate purchase price and a summary of the fair value of net assets acquired follows (in thousands):

Aggregate Purchase Price:
Fair value of 1.7 million ProAssurance common shares issued, based on a fair value of $40.54 per share	$67,066
Fair value of NCRIC options exchanged, estimated using the Black Scholes valuation method	192
Cash paid for NCRIC options in lieu of exchange	775
Acquisition costs (primarily fees paid for legal, accounting and financial advisory services)	1,910
Estimated benefits payable under termination agreements provided to NCRIC employees	1,216

Aggregate purchase price	$71,159

Fair Value of Net Assets:
Fixed maturities available for sale, at fair value	$184,945
Equity securities available for sale, at fair value	27,842
Reinsurance recoverable	43,486
Other assets	58,939
Reserves for losses and loss adjustment expenses	(183,158)
Other policy liabilities	(40,906)
Long-term debt	(15,464)
Liability for judgment (Note 9)	(19,500)
Other liabilities	(10,019)

Net assets acquired, at fair value	$46,165

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
     The fair value of NCRIC’s reserve for losses and loss adjustment expenses and related reinsurance recoverables were estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and include a risk premium and a profit margin. In determining the fair value estimate, management discounted NCRIC’s historical undiscounted net loss reserves to present value assuming a discount rate of 4.3%, which approximates the ten year treasury rate. The discounting pattern was actuarially developed from NCRIC’s historical loss data. An expected profit margin of 5% was applied to the discounted loss reserves, which is consistent with management’s understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing partner in the purchase of loss reserves). Additionally, in consideration of the long-tail nature and the related high degree of uncertainty of such reserves, an estimated risk premium of 5% was applied to the discounted reserves. The above calculations resulted in a fair value which was not materially different

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
2. Acquisition of NCRIC (continued)
than NCRIC’s historical reserves and therefore did not result in an adjustment to NCRIC’s carried reserve for loss and loss adjustment expense.
     ProAssurance’s Consolidated Statement of Income for the year ended December 31, 2005 includes NCRIC activity commencing upon August 3, 2005, the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods, and includes the effect of adjusting NCRIC’s assets and liabilities to fair value on the date of acquisition. The pro forma results for the year ended December 31, 2005 include non-recurring and transaction related expenses of $4.3 million, related to compensation costs and professional fees, $8.7 million of unfavorable prior year loss development and $19.5 million related to a loss contingency (see also Note 9).
     The following unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Pro Forma Results
	Year Ended December 31
	2005	2004
	In thousands except per share data
Revenues	$691,048	$680,463

Income from continuing operations	$59,936	$36,521

Net Income	$93,120	$65,883

Net income per share from continuing operations
Basic	$1.93	$1.18

Diluted	$1.86	$1.17

3. Discontinued Operations
     Income from discontinued operations, net of tax, is comprised as follows:

	2005	2004	2003
	In thousands
ConsiCare results	$(103)	$—	$—
Personal lines results	33,534	29,768	23,358

Income from discontinued operations, net of tax	$33,431	$29,768	$23,358

     On December 28, 2005, ProAssurance sold ConsiCare, a non-insurance subsidiary acquired August 3, 2005 in the NCRIC transaction, for approximately $1.7 million (cash of $0.8 million and note receivable of $0.9 million). No gain or loss was recognized related to the sale because the carrying value for ConsiCare net assets approximated the sales price less sale expenses. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), ConsiCare’s results of operations since acquisition are reported as a component of discontinued operations, as follows:

2005
In thousands
Revenues	$1,557
Expenses	(1,670)

Loss before taxes	(113)
Income tax benefit	10

Loss from discontinued operations, net of tax	$(103)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
3. Discontinued Operations (continued)
     On November 4, 2005 ProAssurance entered into a definitive agreement to sell its wholly owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies) to Motors Insurance Corporation (Motors), a subsidiary of GMAC Insurance Holdings, Inc., for total consideration of $400 million ($325 million from Motors and $75 million in dividends from the MEEMIC Companies), before transaction expenses. The sale, which was approved by the Michigan Insurance Department, was completed on January 4, 2006, with an effective date of January 1, 2006. ProAssurance expects to recognize a gain on the sale in 2006 of approximately $110 million after consideration of sale expenses and tax effects.
     The MEEMIC Companies are the only active entities of ProAssurance’s personal lines operations. In accordance with SFAS 144, the Consolidated Financial statements reflect the assets, liabilities and operating results attributed to ProAssurance’s personal lines operations as discontinued operations. The following tables provide detail information regarding the personal lines amounts included in the financial statement lines identified as discontinued operations.

	2005	2004	2003
	In thousands
Operating results:
Net premiums earned	$187,903	$183,365	$170,268
Net investment income	12,817	10,879	10,253
Other revenues	2,871	2,395	2,189

Total revenues	203,591	196,639	182,710

Net losses and loss adjustment expenses	110,929	112,444	112,008
Underwriting, acquisition and insurance expenses	43,323	40,548	37,578

Total expenses	154,252	152,992	149,586

Income before income taxes	49,339	43,647	33,124
Provision for income taxes	15,805	13,879	9,585
Minority interest	—	—	(181)

Income from discontinued operations, net of tax	$33,534	$29,768	$23,358

	2005	2004
	In thousands
Assets of Discontinued Operations:
Fixed maturities available for sale, at fair value	$261,896	$280,892
Cash and cash equivalents	52,721	9,386
Premiums receivable	15,063	14,477
Receivable from reinsurers on unpaid losses and loss adjustment expenses	171,820	135,685
Other assets	66,279	55,463

Total	$567,779	$495,903

Liabilities of Discontinued Operations:
Reserve for losses and loss adjustment expenses	$252,294	$210,956
Unearned premiums	65,429	65,640
Other liabilities	19,790	18,178

Total	$337,513	$294,774

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		In thousands
Fixed Maturities
U.S. government and agency	$174,760	$3	$(2,280)	$172,483
State and municipal bonds	906,192	7,185	(6,258)	907,119
Corporate bonds	627,385	6,422	(10,587)	623,220
Asset-backed securities	710,284	1,518	(11,174)	700,628

	2,418,621	15,128	(30,299)	2,403,450
Equity securities	7,858	2,295	(135)	10,018

	$2,426,479	$17,423	$(30,434)	$2,413,468

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		In thousands
Fixed Maturities
U.S. government and agency	$134,262	$423	$(944)	$133,741
State and municipal bonds	688,207	12,475	(1,469)	699,213
Corporate bonds	602,109	17,195	(3,146)	616,158
Asset-backed securities	525,233	4,442	(1,694)	527,981

	1,949,811	34,535	(7,253)	1,977,093
Equity securities	26,523	3,077	(196)	29,404

	$1,976,334	$37,612	$(7,449)	$2,006,497

     The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at December 31, 2005, including the length of time the securities have been held in a continuous unrealized loss position.

	December 31, 2005
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	In thousands
Fixed maturities, available for sale
U.S. government and agency	$170,884	$(2,280)	$107,694	$(1,069)	$63,190	$(1,211)
State and municipal bonds	520,696	(6,258)	461,290	(4,914)	59,406	(1,344)
Corporate bonds	443,358	(10,587)	263,170	(4,495)	180,188	(6,092)
Asset-backed securities	626,826	(11,174)	475,685	(8,003)	151,141	(3,171)

	1,761,764	(30,299)	1,307,839	(18,481)	453,925	(11,818)
Equity securities available for sale	3,439	(135)	2,857	(50)	582	(85)

Available for sale securities held with unrealized losses	$1,765,203	$(30,434)	$1,310,696	$(18,531)	$454,507	$(11,903)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
4. Investments (continued)
     After an evaluation of each security, Management concluded that these securities have not suffered an other than temporary impairment in value. Of the unrealized losses aggregated in the above table, over 95% are considered to be interest rate related. Each fixed maturity security has paid all scheduled contractual payments. Management believes that each issuer has the capacity to meet the remaining contractual obligations of the security, including payment at maturity, and that ProAssurance has the current ability and intent to hold the security until either the scheduled maturity date or the security recovers in value. In total, there are approximately 1,100 securities in a loss position. Management considers the loss on 7 of those securities to be credit related; the total losses related to these securities total $1.3 million. The single greatest credit-related loss position approximates $750,000; the second greatest credit-related loss position is a loss of approximately $180,000. Management also believes each of the equity securities, given the characteristics of the underlying company, industry, and price volatility of the security, has a reasonable probability of being valued at or above book value in the near term.
     The amortized cost and estimated fair value of fixed maturities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

		Estimated
	Amortized	Fair
	Cost	Value
	In thousands
Due in one year or less	$155,592	$154,370
Due after one year through five years	570,460	565,709
Due after five years through ten years	559,840	560,381
Due after ten years	422,445	422,362
Asset-backed securities	710,284	700,628

	$2,418,621	$2,403,450

     Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders’ equity at December 31, 2005.
     At December 31, 2005 ProAssurance had available-for-sale securities with a carrying value of $11.9 million on deposit with various state insurance departments to meet regulatory requirements.
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
Real Estate
     Real estate consists of two properties currently in use as corporate offices. One property includes 78,000 square feet of office space which is leased or available for lease. Balances are net of accumulated depreciation of approximately $9.9 million and $9.8 million at December 31, 2005 and 2004, respectively. Real estate depreciation expense for the three years ended December 31, 2005, 2004 and 2003 is $1.2 million, $1.1 million and $1.0 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
4. Investments (continued)
Net Investment Income / Net Realized Investment Gains (Losses)
     Net investment income by investment category is as follows:

	2005	2004	2003
	In thousands
Fixed maturities	$90,496	$69,950	$58,306
Equities	773	1,736	2,438
Real estate	1,103	1,082	1,120
Short-term investments	3,608	1,296	2,229
Other invested assets	5,045	4,592	1,664
Business owned life insurance	2,298	2,432	1,706

	103,323	81,088	67,463
Investment expenses	(5,674)	(4,742)	(4,097)

Net investment income	$97,649	$76,346	$63,366

     Gross investment gains and losses are primarily from sales of investment securities. Net realized investment gains (losses) are as follows:

	2005	2004	2003
		In thousands
Gross gains	$3,488	$6,998	$9,156
Gross losses	(1,921)	(1,713)	(3,299)
Other than temporary impairments	(768)	(611)	(322)
Trading portfolio gains	113	2,898	323

Net realized investment gains (losses)	$912	$7,572	$5,858

     Net gains related to fixed maturities included in the above table are $836,000, $3.7 million and $2.4 million during 2005, 2004 and 2003, respectively.
     Proceeds from sales (excluding maturities and paydowns) of available-for-sale securities were $441.0 million, $500.5 million and $358.5 million during 2005, 2004 and 2003, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
5. Reinsurance
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
     The effect of reinsurance on premiums written and earned is as follows:

	2005 Premiums		2004 Premiums		2003 Premiums
	Written	Earned	Written	Earned	Written	Earned
			In thousands
Direct	$572,692	$596,289	$573,496	$555,428	$540,815	$506,752
Assumed	268	268	96	96	2,508	2,508
Ceded	(51,617)	(53,316)	(38,564)	(35,627)	(45,664)	(49,389)

Net premiums	$521,343	$543,241	$535,028	$519,897	$497,659	$459,871

     Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
     At December 31, 2005, all reinsurance recoverables are considered collectible. Reinsurance recoverables totaling approximately $36.4 million are collateralized by letters of credit or funds withheld.
     At December 31, 2005 amounts due from individual reinsurers that exceed 5% of stockholders’ equity are as follows:

Amount Due
From Reinsurer
Reinsurer	In millions
Hannover Ruckversicherung AG	$59.7
     During 2004, ProAssurance commuted (terminated) its various agreements with one of its reinsurers, Gerling Global Reinsurance Corporation of America. As a result of that commutation, ProAssurance reduced its receivable from reinsurers by approximately $5.5 million (net of $11.9 million cash received) and reduced its reinsurance liabilities by approximately $1.6 million, resulting in a net loss on the commutation of approximately $3.9 million.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
6. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax liabilities and assets are as follows:

	2005	2004
	In thousands
Deferred tax assets
Unpaid loss discount	$77,049	$70,025
Unearned premium adjustment	19,026	17,402
CHW litigation (see Note 9)	6,825	—
Loss and credit carryovers	4,006	—
Unrealized losses on investments, net	4,554	—
Other	5,878	6,533

Total deferred tax assets	117,338	93,960

Deferred tax liabilities
Deferred acquisition costs	7,790	7,439
Unrealized gains on investments, net	—	10,557
Other	5,613	6,334

Total deferred tax liabilities	13,403	24,330

Net deferred tax assets	$103,935	$69,630

     In management’s opinion, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.
     ProAssurance, after adjustment for its tax liability for the year ended December 31, 2005, has available net operating loss (NOL) carryforwards of $9.6 million and Alternative Minimum Tax (AMT) credit carryforwards of $634,000. The NOL carryforwards will expire in 2019; the AMT credit carryforwards have no expiration date. The AMT carryforwards can be applied against any future regular tax payable.
     A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

	2005	2004	2003
	In thousands
Computed “expected” tax expense	$38,102	$18,837	$6,024
Tax-exempt income	(9,548)	(5,947)	(4,128)
Resolution of tax contingencies	—	(1,667)	—
Other	283	(445)	(31)

Total	$28,837	$10,778	$1,865

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
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
     Amortization of deferred acquisition costs amounted to approximately $54.0 million, $52.8 million, and $45.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Unamortized deferred acquisition costs are included in other assets on the Consolidated Balance Sheets and amounted to approximately $22.3 million and $21.3 million at December 31, 2005 and 2004, respectively.
8. Reserve for Losses and Loss Adjustment Expenses
     ProAssurance establishes its reserve for losses based on estimates of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. These estimates consist of case reserves and bulk reserves. Case reserves are estimates of future losses for reported claims and are established by ProAssurance’s claims department. Bulk reserves, which include a provision for losses that have occurred but have not been reported to ProAssurance and reserves for the potential aggregate development of known claims, are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported and incurred but not reported claims, including amounts already paid.
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
     ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses external actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance considers the views of the external actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary’s certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
8. Reserve for Losses and Loss Adjustment Expenses (continued)
     Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

	2005	2004	2003
	In thousands
Balance, beginning of year	$1,818,636	$1,634,749	$1,494,875
Less reinsurance recoverables	273,654	336,291	395,934

Net balance, beginning of year	1,544,982	1,298,458	1,098,941

Net reserves acquired in NCRIC transaction	139,672	—	—

Net losses:
Current year	461,182	469,151	439,418
Unfavorable (favorable) development of reserves established in prior years	(22,981)	(8,714)	(50)

Total	438,201	460,437	439,368

Paid related to:
Current year	(26,495)	(13,599)	(15,533)
Prior years	(199,617)	(200,314)	(224,318)

Total paid	(226,112)	(213,913)	(239,851)

Net balance, end of year	1,896,743	1,544,982	1,298,458
Plus reinsurance recoverables	327,693	273,654	336,291

Balance, end of year	$2,224,436	$1,818,636	$1,634,749

     As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more definite estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development of $23.0 million recognized in 2005 was due to reductions in our estimates of claim severity. The most significant reduction was recognized related to the 2003 accident year, however favorable development was also seen in accident years 2002 and prior. The favorable development recognized in 2004 primarily reflected small improvements in claims severity for accident years 2002 and prior.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
9. Commitments and Contingencies
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC has appealed the judgment. NCRIC posted a $19.5 million appellate bond and associated letter of credit to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid. In accordance with SFAS 141, ProAssurance established a liability of $19.5 million for this judgment and included the liability as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
     ProAssurance is involved in various other legal actions arising primarily from claims against itself related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.
     ProAssurance is involved in a number of operating leases primarily for office space, office equipment, and communication lines. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005.

Operating Leases
In thousands
2006	$2,866
2007	1,955
2008	1,108
2009	409
Thereafter	256

Total minimum lease payments	$6,594

     ProAssurance incurred rent expense of $2.4 million, $1.9 million and $2.0 million in the years ended December 31, 2005, 2004 and 2003, respectively.
     On December 8, 2005 ProAssurance and Physicians Insurance Company of Wisconsin, Inc. (“PIC Wisconsin”) reached a definitive agreement whereby ProAssurance has agreed to acquire PIC Wisconsin in an all stock merger transaction, having an estimated value of $100 million. Under terms of the agreement, each share of PIC Wisconsin stock will be converted into shares of ProAssurance stock having a value of $5,000. The exchange ratio is based on the average closing price of a share of ProAssurance stock on the ten trading days preceding the effective date of the merger. This ratio is subject to a 20% range around $49.76, which is the average closing price in the ten days preceding the date of the definitive agreement. Thus, PIC Wisconsin shareholders may receive more than $5,000 for each share of stock if the average closing price of ProAssurance stock is more than $59.71; conversely, PIC Wisconsin shareholders may receive less than $5,000 per share if the average closing price of ProAssurance stock is less than $39.80. The transaction is subject to required regulatory approvals and a vote of PIC Wisconsin stockholders and is expected to close in the latter half of 2006.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
10. Long-term Debt
     Outstanding long-term debt, as of December 31, 2005 and December 31, 2004, consisted of the following:

		2005	2004
		In thousands
Convertible Debentures due June 30, 2023 (the Convertible Debentures), unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer’s discounts of $2,219 and $2,515 at December 31, 2005 and December 31, 2004, respectively		$105,381	$105,085
Trust Preferred Subordinated Debentures, unsecured, bearing interest at a floating rate, adjustable quarterly

Due	December 31, 2005 Rate

April 29, 2034	8.19%	13,403	13,403
May 12, 2034	8.19%	10,310	10,310
May 12, 2034	8.19%	22,682	22,682
December 4, 2032	8.44%	15,464	—

		$167,240	$151,480

Convertible Debentures Due June 30, 2023 (the Convertible Debentures)
     The Convertible Debentures were issued by ProAssurance in July 2003 in a Private Offering transaction, net of an initial purchaser’s discount of $3.0 million. ProAssurance used the net proceeds to pay off its existing term loan having an outstanding principal balance of $67.5 million.
Summarized information regarding the structure and terms of the Convertible Debentures follows:
Issue Price. The Convertible Debentures were issued at 100.0% of their principal amount and each Convertible Debenture has a principal amount at maturity of $1,000.
Maturity Date. June 30, 2023.
Ranking. The Convertible Debentures are unsecured obligations and rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations. The Convertible Debentures are not guaranteed by any of ProAssurance’s subsidiaries and, accordingly, the Convertible Debentures are effectively subordinated to the indebtedness and other liabilities of ProAssurance’s subsidiaries, including insurance policy-related liabilities.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
10. Long-term Debt (continued)
Conversion Rights. At December 31, 2005 the Convertible Debentures are not eligible for conversion; however, holders may convert the Convertible Debentures at any time prior to stated maturity from and after the date of the following events:
–	if the sale price of ProAssurance’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day,

–	if ProAssurance calls the Convertible Debentures for redemption, or

–	upon the occurrence of certain corporate transactions.
At December 31, 2005 conversion would be at a rate of 23.9037 of shares of common stock for each $1,000 principal amount of Convertible Debentures; this represents a conversion price of approximately $41.83 per share of common stock. The conversion rate is subject to future adjustment should certain corporate events occur, as defined by the related indenture agreement. Upon conversion, holders will generally not receive any cash payment representing accrued interest or contingent interest, if any. Instead, accrued interest and contingent interest will be deemed paid by the common stock received by the holders on conversion. Convertible Debentures called for redemption may be surrendered for conversion until the close of business two business days prior to the redemption date.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
10. Long-term Debt (continued)
Change of Control. Upon a change of control of ProAssurance, holders may require ProAssurance, subject to conditions, to repurchase all or a portion of the Convertible Debentures. Depending upon the date at which the change of control occurs, ProAssurance will pay a purchase price equal to a varying percentage of the applicable principal amount of such Convertible Debentures plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The percentage ranges from 104% for dates before June 29, 2006 to 100% for dates after June 30, 2008.
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
Registration Rights. On December 15, 2003 ProAssurance filed a shelf registration statement with the SEC with respect to the resale of the Convertible Debentures and for the issuance of approximately 2.6 million shares of common stock issuable upon conversion of the Convertible Debentures pursuant to a registration rights agreement.
     The Convertible Debentures do not require ProAssurance to maintain minimum financial covenants.
2034 and 2032 Trust Preferred Subordinated Debentures
     In April and May 2004, ProAssurance formed two business trusts, (the PRA Trusts) for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (PRA TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the PRA Trusts, to purchase $46.4 million of variable rate subordinated debentures (the 2034 Subordinated Debentures) issued by ProAssurance. ProAssurance owns all voting securities of the PRA Trusts and the 2034 Subordinated Debentures are the sole assets of the PRA Trusts. The PRA Trusts will meet the obligations of the PRA TPS with the interest and principal paid on the 2034 Subordinated Debentures. ProAssurance received net proceeds from the PRA TPS transactions, after commissions and other costs of issuance, of $44.9 million.
     In December 2002, NCRIC formed a business trust (the NCRIC Trust), for the sole purpose of issuing, in private placement transactions, $15.0 million of trust preferred securities (NCRIC TPS) and using the proceeds thereof, together with the equity proceeds received from NCRIC in the initial formation of the NCRIC Trust, to purchase $15.5 million of variable rate subordinated debentures (the 2032 Subordinated Debentures) issued by NCRIC. NCRIC owns all voting securities of the NCRIC Trust and the 2032 Subordinated Debentures are the sole assets of the NCRIC Trust. The NCRIC Trust will meet the obligations of the NCRIC TPS with the interest and principal paid on the 2032 Subordinated Debentures.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
10. Long-term Debt (continued)
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
Fair Value
     At December 31, 2005, the fair value of the Convertible Debentures is approximately 125% of face value of $107.6 million based on available independent market quotes. The fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
11. Stockholders’ Equity
     At December 31, 2005 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 2005, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.
     At December 31, 2005 approximately 2.5 million of ProAssurance’s authorized shares of common stock are reserved by the Board of Directors of ProAssurance for the award or issuance of shares under incentive compensation plans as described in Note 12. Additionally, approximately 1.2 million common shares are reserved for the exercise of outstanding options, also discussed in Note 12. Also, see “Registration Rights” in Note 10 (Long-Term Debt) concerning the 2.6 million shares reserved for issuance relative to the Convertible Debentures.
     “Accumulated other comprehensive income (loss)” shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains (losses) on securities available for sale, net of taxes.
     The components of “Other comprehensive income (loss)” are as follows (in thousands):

	2005	2004	2003

Other comprehensive income (loss), continuing operations:

Unrealized holding gains (losses), net of tax benefit of $(15,393), $(6,489) and $(3,837), respectively	$(28,587)	$(12,051)	$(7,126)
Reclassification adjustments for gains (losses) included in the calculation of net income, net of tax of $282, $1,854 and $1,931, respectively	524	3,443	3,587

	$(28,063)	$(8,608)	$(3,539)

Other comprehensive income (loss), discontinued operations:

Unrealized holding gains (losses), net of tax (tax benefit) of $(2,957), $(769) and $845, respectively	(5,492)	(1,429)	1,569
Reclassification adjustments for gains (losses) included in the calculation of net income, net of tax (tax benefit) of $175, $6 and $(21), respectively	324	12	(39)

	$(5,168)	$(1,417)	$1,530

     On February 15, 2006 ProAssurance filed a registration statement on Form S-4 with the Securities and Exchange Commission for the issuance of 2.5 million shares related to the proposed merger with PIC Wisconsin, described in more detail in Note 9. This registration statement is not yet effective.
12. Stock Options
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan (the Plans). The terms and conditions of all grants under the Plans are at the discretion of the compensation committee. Options granted under the Plans since 2002 vest at a rate of 20% annually, beginning six months after the grant date. Options granted prior to 2002 were fully vested at the grant date. The exercise price of each option granted is equal to the market price of the stock on the date of grant, and all have an original term of ten years. At December 31, 2005 there were approximately 1.1 million options outstanding under the Plans.
     ProAssurance also has approximately 60,000 outstanding options that were issued in conjunction with merger transactions, 12,000 of which resulted from the NCRIC acquisition.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
12. Stock Options (continued)
     The following table provides information regarding ProAssurance’s outstanding options for the years ending December 31, 2005, 2004, and 2003:

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price

	2005		2004		2003

Outstanding at beginning of year	1,105,373	$24.03	993,576	$20.72	1,103,037	$19.46
Granted in NCRIC purchase transaction	12,168	$31.66	–	–	–	–
Granted under incentive plans	318,356	$41.25	291,329	$33.28	303,000	$22.00
Exercised	(269,434)	$24.08	(141,832)	$19.50	(348,815)	$18.23
Forfeited	(3,600)	$32.33	(37,700)	$26.58	(63,646)	$18.72

Outstanding at end of year	1,162,863	$28.73	1,105,373	$24.03	993,576	$20.72

Options exercisable at end of year	571,257	$24.46	585,994	$22.74	552,176	$21.75

     Outstanding ProAssurance options as of December 31, 2005 consisted of the following:

	Options Outstanding			Options Exercisable
		Weighted	Weighted
	Number	Average	Average	Number	Weighted
Range of	of	Remaining	Exercise	of	Average
Exercise Prices	Options	Contractual Life	Price	Options	Exercise Price

$9.57 – $17.38	267,624	5.2 years	$16.62	194,624	$16.56
$21.01 – $22.00	187,625	7.1 years	$21.84	88,425	$21.67
$24.68 – $26.03	151,448	2.2 years	$25.00	151,448	$25.00
$33.28 – $36.46	240,250	8.7 years	$33.41	76,300	$33.36
$41.15 – $50.87	315,916	9.5 years	$41.30	60,460	$41.37

All	1,162,863	7.0 years	$28.73	571,257	$24.46

     Of the outstanding and exercisable options in the above table, 68,750 outstanding options and 4,400 exercisable options were held by MEEMIC employees. Upon completion of the MEEMIC sale on January 4, 2006 all options held by MEEMIC employees became exercisable.
     The weighted average fair values of options granted during 2005, 2004 and 2003 and the assumptions (on a weighted-average basis) used to estimate those fair values as of the date of grant using the Black-Scholes option pricing model are shown in the following table.

	2005	2004	2003

Weighted average fair value	$16.52	$13.10	$8.46
Assumptions:
Risk-free interest rate	4.3%	3.4%	3.1%
Expected volatility	0.33	0.34	0.34
Dividend yield	0%	0%	0%
Expected average term (in years)	6	6	6

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
13. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	2005	2004	2003
	In thousands except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$80,026	$43,043	$15,345
Income from discontinued operations, net of tax	33,431	29,768	23,358

Net income	$113,457	$72,811	$38,703

Denominator:
Weighted average number of common shares outstanding	30,049	29,164	28,956

Basic earnings per share:
Income from continuing operations	$2.66	$1.48	$0.53
Income from discontinued operations	1.11	1.02	0.81

Net income	$3.77	$2.50	$1.34

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$80,026	$43,043	$15,345
Effect of assumed conversion of contingently convertible debt instruments	2,967	2,967	—

Income from continuing operations — diluted computation	82,993	46,010	15,345
Income from discontinued operations, net of tax	33,431	29,768	23,358

Net income—diluted computation	$116,424	$75,778	$38,703

Denominator:
Weighted average number of common shares outstanding	30,049	29,164	28,956
Assumed conversion of dilutive stock options	287	248	188
Assumed conversion of contingently convertible debt instruments	2,572	2,572	—

Diluted weighted average equivalent shares	32,908	31,984	29,144

Diluted earnings per share:
Income from continuing operations	$2.52	$1.44	$0.53
Income from discontinued operations	1.02	0.93	0.80

Net income	$3.54	$2.37	$1.33

     In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. Options are not dilutive when the exercise price of the option is near to or below the average share price during the quarter. During years ended December 31, 2005, 2004 and 2003 certain of ProAssurance’s outstanding options were not considered to be dilutive because the strike price of the options was below the average ProAssurance share price during the quarter. The average number of options not considered to be dilutive during the years ended December 31, 2005, 2004, and 2003 is approximately 158,000, 126,000 and 84,000, respectively. The conversion of the convertible debentures was not assumed in the 2003 diluted earnings per share computation since the effect of doing so was anti-dilutive.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
14. Benefit Plans
     ProAssurance currently maintains several defined contribution employee benefit plans that are intended to provide additional income to eligible employees upon retirement. ProAssurance’s expense under these benefit plans was $2.3 million during the year ended December 31, 2005, which includes approximately $72 thousand relating to NCRIC employee benefit plans since the date of acquisition, and $2.2 million and $2.2 million during the years ended December 31, 2004 and 2003, respectively.
15. Statutory Accounting and Dividend Restrictions
     ProAssurance’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes; and (b) certain deferred income taxes which are recorded under GAAP but not for statutory purposes.
     The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2005, statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Net earnings and surplus of ProAssurance’s insurance subsidiaries, on a statutory basis, are shown in the following table. Amounts shown exclude MEEMIC Insurance Company which has been sold (see Note 3), and includes the net earnings and surplus of NCRIC Corporation for the twelve months ended December 31, 2005. Consolidated net income, on a GAAP basis, includes the earnings of NCRIC Corporation only since the date of acquisition.

Net Earnings			Surplus
2005	2004	2003	2005	2004
In millions
$69	$49	$4	$726	$544
     Excluding MEEMIC Insurance Company, ProAssurance’s insurance subsidiaries are permitted to pay dividends of approximately $87 million during the next year to ProAssurance or its directly owned non-insurance subsidiaries without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
16. Variable Interest Entities
     ProAssurance holds passive investments in various limited partnerships/limited liability companies that are considered to be VIE’s under FIN 46(R) guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46(R). These investments, five in total at December 31, 2005, are included in Other Investments and total $42.1 million at December 31, 2005 and $39.3 million at December 31, 2004. The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity. ProAssurance’s investment in one of the entities approximates $7.0 million (a 12.9% interest) and is accounted for using the equity method of accounting; this investment was acquired in 2002. ProAssurance’s investment in each of the four remaining entities represents an interest of less than 10% and ProAssurance uses the cost method of accounting for these investments. All were acquired after January 1, 2001.
     ProAssurance also holds all the voting securities issued by certain trusts (the PRA and NCRIC Trusts; the Trusts) as discussed in Note 10 and such trusts are considered to be VIE’s. The Trusts are not consolidated because ProAssurance is not the primary beneficiary of these trusts. The 2032 and 2034 Subordinated Debentures are reported in the accompanying Consolidated Balance Sheet as a component of long-term debt. ProAssurance’s equity investments in the Trusts total $1.9 million and are included in Other Assets.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
17. Quarterly Results of Operations (unaudited)
     The following is a summary of unaudited quarterly results of operations for 2005 and 2004:

	2005
	1st	2nd	3rd	4th

		In thousands except per share data
Net premiums earned(1)(2)	$128,728	$126,203	$144,963	$143,347
Net losses and loss adjustment expenses(2)	110,450	103,124	117,898	106,728
Income from continuing operations(3)	14,596	18,311	20,217	26,902
Income from discontinued operations(3)	7,341	9,154	9,120	7,816
Net income	21,937	27,465	29,337	34,718

Basic earnings per share:
Income from continuing operations	0.50	0.62	0.66	0.87
Income from discontinued operations	0.25	0.31	0.30	0.25
Net income	0.75	0.93	0.96	1.12

Diluted earnings per share:
Income from continuing operations	0.48	0.59	0.63	0.81
Income from discontinued operations	0.23	0.29	0.27	0.23
Net income	0.71	0.88	0.90	1.04

	2004
	1st	2nd	3rd	4th

	In thousands except per share data
Net premiums earned(1)(2)	$125,723	$122,213	$130,933	$141,027
Net losses and loss adjustment expenses(2)	115,206	107,813	116,682	120,736
Income from continuing operations(3)	8,597	9,102	12,591	12,754
Income from discontinued operations(3)	7,384	6,702	6,927	8,755
Net income	15,981	15,804	19,518	21,509

Basic earnings per share:
Income from continuing operations	0.30	0.31	0.43	0.44
Income from discontinued operations	0.25	0.23	0.24	0.30
Net income	0.55	0.54	0.67	0.74

Diluted earnings per share:
Income from continuing operations	0.29	0.31	0.42	0.42
Income from discontinued operations	0.23	0.21	0.21	0.27
Net income	0.52	0.52	0.63	0.69
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

(1)	Net premiums earned as shown above reflect the reclassification of ceding commissions on certain reinsurance contracts as discussed in Note 1 to the Consolidated Financial Statements under the caption “Reclassifications”. Previously filed reports did not reflect the reclassification. The effect of the reclassification was to increase these amounts by the following (in millions).

	1st	2nd	3rd	4th

2005	$1.5	$1.5	$1.4	–
2004	$2.2	$1.6	$1.8	$1.7

(2)	From continuing operations

(3)	Net of tax

This page is intentionally blank.

ProAssurance Corporation and Subsidiaries
Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2005

	Continuing Operations
			Amount
	Cost		Which is
	or		Presented
	Amortized	Fair	in the
Type of Investment	Cost	Value	Balance Sheet

	In thousands
Fixed Maturities:
U.S. Treasury securities	$174,760	$172,483	$172,483
State and municipal bonds	906,192	907,119	907,119
Corporate bonds	627,385	623,220	623,220
Asset-backed securities	710,284	700,628	700,628

Total fixed maturities	2,418,621	$2,403,450	2,403,450

Equity securities:
Available for sale	7,858	10,018	10,018
Trading	4,708	5,181	5,181

Total equity securities	12,566	$15,199	15,199

Real Estate, net	16,623		16,623
Short-term investments	93,066		93,066
Other invested assets	46,168		46,168
Business owned life insurance	56,436		56,436

Total investments	$2,643,480		$2,630,942

	Discontinued Operations
			Amount
	Cost		Which is
	or		Presented
	Amortized	Fair	in the
Type of Investment	Cost	Value	Balance Sheet

	In thousands
Fixed Maturities:
U.S. Treasury securities	$35,441	$35,367	$35,367
State and municipal bonds	47,860	46,683	46,683
Corporate bonds	46,991	45,281	45,281
Asset-backed securities	133,362	134,565	134,565

Total fixed maturities	263,654	$261,896	$261,896

Equity securities:
Available for sale	5,025	6,238	6,238
Trading	—	—	—

Total equity securities	5,025	$6,238	6,238

Real Estate, net	12,694		12,694
Short-term investments	—		—
Other invested assets	1		1
Business owned life insurance	—		—

Total investments	$281,374		$280,829

ProAssurance Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant (continued)
ProAssurance Corporation — Registrant Only
Condensed Balance Sheet

	December 31
	2005	2004
	In thousands
Assets
Investment in subsidiaries, at equity	$853,801	$684,732
Fixed maturities available for sale, at fair value	41,288	56,889
Short-term investments	10,735	2,676
Cash and cash equivalents	1,434	743
Due from subsidiaries	1,645	11,956
Other assets	9,585	6,670

	$918,488	$763,666

Liabilities and Stockholders’ Equity

Liabilities:
Other liabilities	$1,666	$1,167
Long-term debt	151,776	151,480

	153,442	152,647

Stockholders’ Equity:
Common stock	312	293
Other stockholders’ equity, including unrealized gains (losses) on securities of subsidiaries	764,734	610,726

Total stockholders’ equity	765,046	611,019

	$918,488	$763,666

ProAssurance Corporation — Registrant Only
Condensed Statements of Income

	Year Ended December 31
	2005	2004	2003
	In thousands
Revenues:
Investment income	$2,344	$1,317	$267
Other Income	125	2,779	308

	2,469	4,096	575

Expenses:
Loss on early extinguishment of debt	—	—	305
Interest expense	8,416	6,515	3,409
Other expenses	3,923	3,882	1,702

	12,339	10,397	5,416

Loss before income tax (benefit) and equity in net income of subsidiaries	(9,870)	(6,301)	(4,841)
Income tax (benefit)	(3,491)	(2,319)	(967)

Loss before equity in net income of subsidiaries	(6,379)	(3,982)	(3,874)
Equity in net income of subsidiaries	119,836	76,793	42,577

Net income	$113,457	$72,811	$38,703

ProAssurance Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant (continued)
ProAssurance Corporation — Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
	2005	2004	2003
	In thousands
Cash used by operating activities	$(2,868)	$(11,896)	$(9,733)

Investing activities
Purchases of fixed maturities	(45,734)	(101,172)	(134,661)
Proceeds from sale or maturities of :
Fixed maturities available for sale	60,162	50,480	129,160
Equity securities available for sale	—	7,791	—
Net decrease/increase in short-term investments	(8,059)	20,764	(23,440)
Dividends from subsidiaries	3,000	28,350	—
Contribution of capital to subsidiaries	(5,937)	(38,000)	(25,483)
Other	(3,517)	(1,395)	—

	(85)	(33,182)	(54,424)

Financing activities
Proceeds from long-term debt	—	44,907	104,641
Repayment of debt	—	—	(72,500)
Other	3,644	36	2,881

	3,644	44,943	35,022

Increase (decrease) in cash and cash equivalents	691	(135)	(29,135)
Cash and cash equivalents, beginning of period	743	878	30,013

Cash and cash equivalents, end of period	$1,434	$743	$878

Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Holding) consolidated financial statements. At December 31, 2005 and 2004 PRA Holding’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition less dividends received from the subsidiaries.
Acquisitions/Dispositions
In August 2005 PRA Holding purchased NCRIC Corporation as described in Note 2 to the Consolidated Financial Statements. PRA Holding reached an agreement to sell its indirect subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services, as described in Note 3 to the Consolidated Financial Statements. The sale was completed in 2006; the proceeds from the sale of $400 million were paid to an indirect subsidiary of ProAssurance.

ProAssurance Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements of Registrant (continued)
2. Long-term Debt
Outstanding long-term debt, as of December 31, 2005 and December 31, 2004, consisted of the following:

	December 31
	2005	2004
	$ In thousands
Convertible Debentures due June 30, 2023 (Convertible Debentures), unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer’s discounts of $2,219 and $2,515 at December 31, 2005 and December 31, 2004, respectively.	$105,381	$105,085

Trust Preferred Subordinated Debentures (Subordinated Debentures), unsecured, and bearing floating interest rate, adjustable quarterly, at three-month LIBOR plus 3.85%.

Due	December 31, 2005 Rate
April 29, 2034	8.19%	13,403	13,403
May 12, 2034	8.19%	10,310	10,310
May 12, 2034	8.19%	22,682	22,682

		$151,776	$151,480

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
3. Related Party Transactions
PRA Holding received dividends of $3 million from its subsidiaries in 2005 and $28 million dividends were received in 2004. PRA Holding contributed capital of $5.9 million in 2005 to its subsidiaries. In 2004 PRA Holding contributed $18 million to its subsidiaries.
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

ProAssurance Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information
Years Ended December 31, 2005, 2004, and 2003

	Continuing Operations
	2005	2004	2003
	In thousands
Deferred policy acquisition costs	$22,256	$21,254	$17,902
Reserve for losses and loss adjustment expenses	2,224,436	1,818,636	1,634,749
Unearned premiums	264,258	248,539	230,442
Net premiums earned	543,241	519,897	459,871
Premiums assumed from other companies	268	96	2,508
Net investment income	97,649	76,346	63,366
Net losses and loss adjustment expenses	438,201	460,437	439,368
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	53,967	52,808	45,216
Other underwriting, acquisition and insurance expenses	35,352	31,575	28,047
Net premiums written	521,343	535,028	497,659

	Discontinued Operations
	2005	2004	2003
	In thousands
Deferred policy acquisition costs	$7,108	$6,408	$5,701
Reserve for losses and loss adjustment expenses	252,294	210,956	179,835
Unearned premiums	65,429	65,640	59,692
Net premiums earned	187,903	183,365	170,268
Premiums assumed from other companies	—	—	—
Net investment income	12,817	10,879	10,253
Net losses and loss adjustment expenses	110,929	112,444	112,008
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	19,727	17,804	16,272
Other underwriting, acquisition and insurance expenses	23,595	22,744	21,306
Net premiums written	187,676	189,306	177,957

ProAssurance Corporation and Subsidiaries
Schedule IV—Reinsurance
Years Ended December 31, 2005, 2004, and 2003

	Continuing Operations
	2005	2004	2003
	In thousands
Property and Casualty
Premiums earned	$596,289	$555,428	$506,752
Premiums ceded	(53,316)	(35,627)	(49,389)
Premiums assumed	268	282	2,494

Net premiums earned	$543,241	$520,083	$459,857

Percentage of amount assumed to net	0.05%	0.05%	0.54%

Accident and Health
Premiums earned	$—	$—	$—
Premiums ceded	—	—	—
Premiums assumed	—	(186)	14

Net premiums earned	$—	$(186)	$14

Percentage of amount assumed to net	—	100%	100%

Total net premiums earned	$543,241	$519,897	$459,871

	Discontinued Operations
	2005	2004	2003
	In thousands
Property and Casualty
Premiums earned	$219,526	$210,119	$189,087
Premiums ceded	(31,623)	(26,754)	(18,819)
Premiums assumed	—	—	—

Net premiums earned	$187,903	$183,365	$170,268

Percentage of amount assumed to net	—	—	—

Total net premiums earned	$187,903	$183,365	$170,268

ProAssurance Corporation and Subsidiaries
Schedule VI — Supplementary Property and Casualty Insurance Information
Years Ended December 31, 2005, 2004, and 2003

	Continuing Operations
	2005	2004	2003
	In thousands
Deferred policy acquisition costs	$22,256	$21,254	$17,902
Reserve for losses and loss adjustment expenses	2,224,436	1,818,636	1,634,749
Unearned premiums	264,258	248,539	230,442
Net premiums earned	543,241	519,897	459,871
Net investment income	97,649	76,346	63,366
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	461,182	469,151	439,418
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(22,981)	(8,714)	(50)
Amortization of deferred policy acquisition costs	53,967	52,808	45,216
Paid losses and loss adjustment expenses related to current year losses, net of reinsurance	(26,495)	(13,599)	(15,534)
Paid losses and loss adjustment expenses related to prior year losses, net of reinsurance	(199,617)	(200,314)	(224,317)

	Discontinued Operations
	2005	2004	2003
	In thousands
Deferred policy acquisition costs	$7,108	$6,408	$5,701
Reserve for losses and loss adjustment expenses	252,294	210,956	179,836
Unearned premiums	65,429	65,640	59,692
Net premiums earned	187,903	183,365	170,268
Net investment income	12,817	10,879	10,253
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	119,129	120,346	122,838
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(8,200)	(7,902)	(10,830)
Amortization of deferred policy acquisition costs	19,727	17,804	16,272
Paid losses and loss adjustment expenses related to current year losses, net of reinsurance	(76,679)	(78,762)	(79,290)
Paid losses and loss adjustment expenses related to prior year losses, net of reinsurance	(29,048)	(29,725)	(22,918)

EXHIBIT INDEX

Exhibit
Number		Description
2.1		Agreement to Consolidate by and between Medical Assurance, Inc. and Professionals Group, Inc. dated June 22, 2000 as amended as of November 1, 2000. (1)

2.2		Agreement and Plan of Merger dated as of July 9, 2002 among ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings (2)

2.3		Amendment No. 1 to Agreement and Plan of Merger dated as of July 9, 2002 among ProNational Insurance Company, MEEMIC Merger Corp. and MEEMIC Holdings, Inc. made on September 18, 2002 (3)

2.4		Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc. and NCP Merger Corporation, dated February 28, 2005 (4)

2.5
Stock Purchase Agreement dated November 7, 2005, among Motors Insurance Corporation, MEEMIC Insurance Company, MEEMIC Insurance Services Corporation, MEEMIC Holdings, Inc. and ProAssurance Corporation (5)

2.6		Agreement and Plan of Merger, dated as of December 8, 2005, between ProAssurance and PIC Wisconsin, as amended February 14, 2006 (6)

3.1	(a)	Certificate of Incorporation of ProAssurance (1)

3.1	(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (7)

3.2		First Restatement of the Bylaws of ProAssurance (8)

4
The following documents defining rights of holders of ProAssurance’s long-term debt represent indebtedness in an amount in excess of ten percent of ProAssurance’s consolidated assets; instruments representing long term indebtedness that is less than ten percent of ProAssurance’s consolidated assets either have been previously filed or will be filed with the Commission upon request pursuant to the requirements of Item 601(b)(4) of Regulation S-K:

4.1		Purchase Agreement, dated July 1, 2003, between Registrant and the representatives of the initial purchasers of the Debentures (without exhibits) (9)

4.2		Indenture dated July 7, 2003, between and among Registrant and the initial purchasers of the Debentures (10)

4.3		Registration Rights Agreement, dated July 7, 2003, between and among Registrant and the initial purchasers of the Debentures (10)

10.1	(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (11)

10.1	(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (7)

Exhibit
Number		Description
10.1	(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (12)

10.2		Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (13)

10.3		ProAssurance Corporation 2004 Equity Incentive Plan (14)

10.4	(a)	Release and Severance Agreement between Victor T. Adamo and ProAssurance (15)

10.4	(b)	Amendment to Release and Severance Compensation Agreement of Victor T. Adamo (16)

10.4	(c)	Release and Severance Agreement between Howard H. Friedman and ProAssurance (16)

10.4	(d)	Release and Severance Agreement between James J. Morello and ProAssurance (16)

10.4	(e)	Release and Severance Agreement between Frank B. O’Neil and ProAssurance (17)

10.4	(f)	Release and Severance Agreement between Edward L. Rand and ProAssurance (18)

10.4	(g)	Release and Severance Agreement between Lynn M. Kalinowski and ProAssurance (19)

10.4	(h)	Letter Agreement between Lynn M. Kalinowski and ProAssurance dated November 4, 2005 (5)

10.4	(i)	Cross Receipt and Release between Lynn M. Kalinowski and ProAssurance and MEEMIC Holdings, Inc. (2)

10.4	(j)	Release and Severance Agreement between Darryl K. Thomas and ProAssurance

10.5		Employment Agreement of A. Derrill Crowe, as amended (16)

10.6		Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance: (17)

Victor T. Adamo
Lucian F. Bloodworth
Paul R. Butrus
A. Derrill Crowe
Robert E. Flowers
Howard H. Friedman
Jeffrey P. Lisenby
John J. McMahon
James J. Morello
John P. North
Frank B. O’Neil

Exhibit
Number	Description
Ann F. Putallaz
Edward L. Rand, Jr.
Darryl K. Thomas
William H. Woodhams
Wilfred W. Yeargan, Jr.

10.7	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (8)

10.8	ProAssurance Group 2004 Deferred Compensation Plan dated October 11, 2004, of which A. Derrill Crowe is the sole participant (8)

10.9	Executive Non-Qualified Excess Plan and Trust dated December 1, 2004 (4)

10.10	ProAssurance Director Deferred Compensation Plan adopted on May 18, 2005 (21)

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

Footnotes
(1)
Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC).

(2)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(3)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(4)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-124156) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(5)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 4, 2005 and incorporated by reference pursuant to SC Rule 12b-32.

(6)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-131874) and incorporated by reference pursuant to SEC Rule 12b-32.

(7)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(8)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(9)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-3 (File No. 333-109972) and incorporated by reference pursuant to SEC Rule 12b-32.

(10)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-16533) and incorporated by reference pursuant to SEC Rule 12b-32.

(11)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(12)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(13)	Filed as an Exhibit to Professionals Group’s Registration Statement on Form S-4 (File No. 333-3138) and incorporated herein by reference pursuant to SEC Rule 12b-32.

Footnotes
(14)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(15)	Filed as an Exhibit to ProAssurance’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(16)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-3 (File No. 333-100526) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(17)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(18)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring March 31, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(19)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(20)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on January 4, 2006 (File No. 000-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(21)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on May 18, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.