Form 10-Q
period 2006-03-31
PROASSURANCE CORP
filed 2006-05-10
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or ______

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
if Changed Since Last Report
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
     Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     As of March 31, 2006 there were 31,193,920 shares of the registrant’s common stock outstanding.

ProAssurance Corporation
Form 10Q

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31	December 31
	2006	2005

Assets
Investments:
Fixed maturities available for sale, at fair value	$2,459,618	$2,403,450
Equity securities available for sale, at fair value	10,119	10,018
Equity securities, trading portfolio, at fair value	5,542	5,181
Short-term investments	524,220	93,066
Business owned life insurance	57,009	56,436
Other	48,014	46,168

Total investments	3,104,522	2,614,319

Cash and cash equivalents	36,150	34,506
Premiums receivable	113,708	106,549
Receivable from reinsurers on unpaid losses and loss adjustment expenses	331,540	327,693
Prepaid reinsurance premiums	18,949	20,379
Deferred taxes	115,734	103,935
Real estate, net	16,356	16,623
Other assets	115,949	117,596
Assets of discontinued operations	—	567,779

	$3,852,908	$3,909,379

Liabilities and Stockholders’ Equity
Liabilities:
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,276,697	$2,224,436
Unearned premiums	293,759	264,258
Reinsurance premiums payable	84,986	83,314

Total policy liabilities	2,655,442	2,572,008
Other liabilities	137,881	67,572
Long-term debt	167,314	167,240
Liabilities of discontinued operations	—	337,513

Total liabilities	2,960,637	3,144,333

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $0.01 per share 100,000,000 shares authorized; 31,315,685 and 31,230,647 shares issued, respectively	313	312
Additional paid-in capital	392,966	387,739
Accumulated other comprehensive income (loss), net of deferred tax benefit of $12,982 and $4,755, respectively	(24,113)	(8,834)
Retained earnings	523,161	385,885

	892,327	765,102
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	892,271	765,046

	$3,852,908	$3,909,379

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2005	$765,046	$(8,834)	$385,885	$387,995

Net income	137,276	—	137,276	—

Change in fair value of securities available for sale, net of tax and reclassification adjustments:
Continuing operations	(15,279)	(15,279)	—	—

Common stock issued	2,477	—	—	2,477

Stock-based compensation:
Continuing operations	1,995	—	—	1,995
Discontinued operations	642	—	—	642

Common stock options exercised	114	—	—	114

Balance at March 31, 2006	$892,271	$(24,113)	$523,161	$393,223

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2004	$611,019	$24,397	$272,428	$314,194

Net income	21,937	—	21,937	—

Change in fair value of securities available for sale, net of tax and reclassification adjustments:
Continuing operations	(20,488)	(20,488)	—	—
Discontinued operations	(2,685)	(2,685)	—	—

Common stock issued	1,759	—	—	1,759

Common stock options exercised	117	—	—	117

Balance at March 31, 2005	$611,659	$1,224	$294,365	$316,070

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2006	2005

Revenues:
Gross premiums written	$182,187	$163,397

Net premiums written	$172,632	$152,643

Premiums earned	$152,748	$140,002
Premiums ceded	(10,318)	(11,274)

Net premiums earned	142,430	128,728
Net investment income	34,362	22,778
Net realized investment gains (losses)	144	1,253
Other income	1,255	1,213

Total revenues	178,191	153,972

Expenses:
Losses and loss adjustment expenses	121,598	119,857
Reinsurance recoveries	(10,466)	(9,407)

Net losses and loss adjustment expenses	111,132	110,450
Underwriting, acquisition and insurance expenses	26,453	21,789
Interest expense	2,556	2,136

Total expenses	140,141	134,375

Income from continuing operations before income taxes	38,050	19,597

Provision for income taxes:
Current expense (benefit)	13,474	5,334
Deferred expense (benefit)	(3,259)	(333)

	10,215	5,001

Income from continuing operations	27,835	14,596

Income from discontinued operations, net of tax	109,441	7,341

Net income	$137,276	$21,937

Basic earnings per share:
Income from continuing operations	$0.89	$0.50
Income from discontinued operations	3.51	0.25

Net income	$4.40	$0.75

Diluted earnings per share:
Income from continuing operations	$0.84	$0.48
Income from discontinued operations	3.21	0.23

Net income	$4.05	$0.71

Weighted average number of common shares outstanding
Basic	31,155	29,217

Diluted	34,050	32,070

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2006	2005

Comprehensive income:
Continuing operations:
Income from continuing operations	$27,835	$14,596
Change in fair value of securities available for sale, net of tax and reclassification adjustments	(15,279)	(20,488)

Total comprehensive income, continuing operations	$12,556	$(5,892)

Discontinued operations:
Income from discontinued operations	$109,441	$7,341
Change in fair value of securities available for sale, net of tax and reclassification adjustments	—	(2,685)

Total comprehensive income, discontinued operations	$109,441	$4,656

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2006	2005

Continuing Operations:

Operating Activities
Income from continuing operations	$27,835	$14,596
Depreciation and amortization	5,591	6,142
Net realized investment (gains) losses and net purchases of trading portfolio securities	(446)	(1,527)
Stock-based compensation	1,995	—
Changes in assets and liabilities:
Premiums receivable	(7,159)	(14,395)
Reserve for losses and loss adjustment expenses	52,261	63,359
Unearned premiums	29,501	23,434
Reinsurance related assets and liabilities	(745)	1,570
Other	6,963	337

Net cash provided by operating activities	115,796	93,516

Investing Activities
Purchases of:
Fixed maturities available for sale	(768,140)	(232,153)
Other investments	(364)	(461)
Proceeds from sale or maturities of:
Fixed maturities available for sale	713,564	206,208
Equity securities available for sale	235	5,690
Net (increase) decrease in short-term investments	(431,154)	(76,883)
Proceeds from sale of discontinued operations, net of sales expense paid of $4,080	371,037	—
Other	(51)	(3,832)

Net cash used by investing activities of continuing operations	(114,873)	(101,431)

Financing Activities
Cash received from option exercises	119	46
Excess tax benefits from option exercises	602	—

Net cash provided by financing activities of continuing operations	721	46

Increase (decrease) in cash and cash equivalents	1,644	(7,869)
Cash and cash equivalents at beginning of period	34,506	20,698

Cash and cash equivalents at end of period	$36,150	$12,829

Discontinued Operations:

Net cash provided by (used in) operating activities of discontinued operations	$—	$3,959
Net cash provided by (used in) investing activities of discontinued operations	—	2,413
Net cash provided by (used in) financing activities of discontinued operations	—	—

Increase (decrease) in cash and cash equivalents	—	6,372
Cash and cash equivalents at beginning of period	—	9,386

Cash and cash equivalents at end of period	$—	$15,758

Significant Non-cash Transactions:

Fixed maturity securities received as proceeds from sale of discontinued operations	$24,819	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance’s December 31, 2005 report on Form 10K.
Reclassifications
     Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. In 2006, rental income from real estate holdings is included in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. Rental income of approximately $236,000 and real estate related expenses of approximately $607,000 for the three months ended March 31, 2005 were reclassified to conform to the 2006 presentation. The reclassification had no effect on income from continuing operations or net income.
Accounting Changes
     On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), which superseded APB 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. ProAssurance adopted SFAS 123(R) on January 1, 2006, the required effective date, using the “modified prospective” method permitted by the statement. The disclosures required by SFAS 123(R) are provided in Note 12.
     The FASB issued SFAS 154, Accounting Changes and Error Corrections, in May 2005 as a replacement for APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ProAssurance adopted SFAS 154 effective January 1, 2006; however, to date, the adoption has had no effect.

2. Discontinued Operations
     Effective January 1, 2006 ProAssurance sold its wholly owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies) to Motors Insurance Corporation (Motors), a subsidiary of GMAC Insurance Holdings, Inc., for total consideration of $400 million ($325 million from Motors and $75 million in dividends from the MEEMIC Companies), before taxes and transaction expenses. ProAssurance recognized a gain on the sale in the first quarter of 2006 of approximately $109 million after consideration of sale expenses and tax effects.
     The MEEMIC Companies were the only active entities of ProAssurance’s personal lines operations. In accordance with SFAS 144, the Condensed Consolidated Financial Statements reflect the assets, liabilities and operating results attributed to ProAssurance’s personal lines operations as discontinued operations. The following tables provide detailed information regarding the personal lines amounts included in the financial statement lines identified as discontinued operations (in thousands):

Three Months
Ended
March 31, 2006
Income from discontinued operations, net of tax:
Gain on sale of discontinued operations, net of sales expenses of $5,355 and estimated tax effect of $54,565	$109,441

Three Months
Ended
March 31, 2005
Income from discontinued operations, net of tax:
Operating results:
Net premiums earned	$46,907
Net investment income	3,016
Other revenues	358

Total revenues	50,281

Net losses and loss adjustment expenses	28,766
Underwriting, acquisition and insurance expenses	10,877

Total expenses	39,643

Income before income taxes	10,638
Provision for income taxes	3,297

Income from discontinued operations, net of tax	$7,341

December 31, 2005
Assets of Discontinued Operations:
Fixed maturities available for sale, at fair value	$261,896
Cash and cash equivalents	52,721
Premiums receivable	15,063
Receivable from reinsurers on unpaid losses and loss adjustment expenses	171,820
Other assets	66,279

Total	$567,779

Liabilities of Discontinued Operations:
Reserve for losses and loss adjustment expenses	$252,294
Unearned premiums	65,429
Other liabilities	19,790

Total	$337,513

3. Acquisition of NCRIC
     ProAssurance acquired 100% of the outstanding shares of NCRIC Corporation (NCRIC) on August 3, 2005 and consolidated results since that date include NCRIC activity. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred on January 1, 2005, and includes the effect of adjusting NCRIC’s assets and liabilities to fair value on the date of acquisition. Included in the pro forma results are non-recurring and transaction related expenses of approximately $650,000 and $19.5 million related to a loss contingency (see also Note 10).
     The following unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

Pro Forma Results
Three Months Ended
March 31
2005
In thousands, except
per share data

Revenues	$174,284

Income from continuing operations	$2,720

Net Income	$9,946

Income per share from continuing operations
Basic	$0.09

Diluted	$0.09

4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	March 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands

Fixed maturities	$2,499,085	$9,473	$(48,940)	$2,459,618
Equity securities	7,742	2,499	(122)	10,119

	$2,506,827	$11,972	$(49,062)	$2,469,737

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands

Fixed maturities	$2,418,621	$15,128	$(30,299)	$2,403,450
Equity securities	7,858	2,295	(135)	10,018

	$2,426,479	$17,423	$(30,434)	$2,413,468

     Proceeds from sales of fixed maturities and equity securities during the three months ended March 31, 2006 and 2005 are $660.7 million and $193.0 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $588.3 million and $77.5 million, respectively. Purchases of those securities approximated $623.7 million and $26.3 million during the same respective periods.

4. Investments (continued)
     Net realized investment gains (losses) are comprised of the following (in thousands):

	Three Months Ended
	March 31
	2006	2005

Gross realized gains	$723	$1,776
Gross realized (losses)	(67)	(444)
Other than temporary impairment (losses)	(571)	(40)
Trading portfolio gains (losses)	59	(39)

Net realized investment gains (losses)	$144	$1,253

5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
6. Deferred Policy Acquisition Costs
     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Income from continuing operations includes amortization of deferred policy acquisition costs, net of ceding commissions earned, of approximately $13.0 million and $13.6 million for the three months ended March 31, 2006 and 2005, respectively.
7. Reserves for Losses and Loss Adjustment Expenses
     ProAssurance establishes its reserve for losses based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
     ProAssurance recognized favorable loss development of $4.0 million related to previously established reserves, on a net basis, during the three months ended March 31, 2006, primarily to reflect reductions in the Company’s estimates of claim severity. No development was recognized during the three months ended March 31, 2005. The favorable trends principally affect accident years 2003 and 2004.

8. Long-term Debt
     Outstanding long-term debt, as of March 31, 2006 and December 31, 2005, consisted of the following (in thousands, except %):

		March 31	December 31
		2006	2005

Convertible Debentures due June 30, 2023 (the Convertible Debentures), unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer’s discounts of $2,145 and $2,219 at March 31, 2006 and December 31, 2005, respectively.		$105,455	$105,381

Trust Preferred Subordinated Debentures, unsecured, bearing interest at a floating rate, adjustable quarterly.

Due	March 31, 2006 Rate
April 29, 2034	8.60%	13,403	13,403
May 12, 2034	8.60%	10,310	10,310
May 12, 2034	8.60%	22,682	22,682
December 4, 2032	8.84%	15,464	15,464

		$167,314	$167,240

Convertible Debentures
     The Convertible Debentures are unsecured obligations that rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations of the parent company, but are effectively subordinated to the indebtedness and other liabilities of ProAssurance’s subsidiaries, including insurance policy-related liabilities.
     ProAssurance may redeem the Convertible Debentures on or after July 7, 2008 with notice. Holders of the Convertible Debentures may convert their debentures during the following quarter if the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of a quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. During the quarter ended March 31, 2006 the criterion allowing conversion was met and holders may convert through June 30, 2006. To date, no holders have requested conversion. If converted, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
Fair Value
     At March 31, 2006, the fair value of the Convertible Debentures is approximately 132% of face value based on available independent market quotes. The fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.
Additional Information
     For additional information regarding the terms of the Convertible Debentures and the 2032 and 2034 Subordinated Debentures see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2005 Annual Report on Form 10K.

9. Stockholders’ Equity
     At March 31, 2006 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At March 31, 2006 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.
10. Commitments and Contingencies
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC has appealed the judgment. ProAssurance has established a liability related to the judgment of $20.1 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. As required, ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
     ProAssurance is involved in various other legal actions arising primarily from claims against ProAssurance related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. While the outcome of all legal actions is not presently determinable, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.
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

11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended March 31
	2006	2005
	In thousands except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$27,835	$14,596
Income from discontinued operations, net of tax	109,441	7,341

Net income	$137,276	$21,937

Denominator:
Weighted average number of common shares outstanding	31,155	29,217

Basic earnings per share:
Income from continuing operations	$0.89	$0.50
Income from discontinued operations	3.51	0.25

Net income	$4.40	$0.75

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$27,835	$14,596
Effect of assumed conversion of contingently convertible debt instruments	742	742

Income from continuing operations-diluted computation	28,577	15,338
Income from discontinued operations, net of tax	109,441	7,341

Net income—diluted computation	$138,018	$22,679

Denominator:
Weighted average number of common shares outstanding	31,155	29,217
Assumed exercise of stock options/issuance of nonvested stock awards	323	281
Assumed conversion of contingently convertible debt instruments	2,572	2,572

Diluted weighted average equivalent shares equivalent shares	34,050	32,070

Diluted earnings per share:
Income from continuing operations	$0.84	$0.48
Income from discontinued operations	3.21	0.23

Net income	$4.05	$0.71

     In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options when the option exercise price exceeds the average stock price during the quarter and the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. During the three months ended March 31, 2006 and 2005 certain of ProAssurance’s outstanding options were not considered to be dilutive because the exercise price of the options was below the average ProAssurance share price during the quarter. The number of options not considered to be dilutive during the three months ended March 31, 2006 and 2005 is approximately 104,000 and 310,000, respectively.

12. Stock Options and Stock-based Payments
     Effective January 1, 2006 ProAssurance adopted SFAS 123(R), “Share-Based Payment”, which revises SFAS 123 “Accounting for Stock Based Compensation” and supersedes APB 25 “Accounting for Stock Issued to Employees”. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements based on the grant-date fair value of the award, recognized over the period the employee is required to perform services in exchange for the award (presumptively the vesting period). SFAS 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that “excess tax benefits” be reported as financing cash inflows, instead of as reductions of taxes paid within operating cash flows as previously presented. “Excess tax benefit” is defined as the actual tax benefit received related to an option exercise that is in excess of the deferred tax benefit recognized under SFAS 123(R) related to that options.
     ProAssurance adopted SFAS 123(R) using the modified-prospective method. Under the modified-prospective method, prior periods are not restated. However, for awards granted prior to the date of adoption that are unvested on the adoption date, compensation cost is recognized prospectively. In periods after adoption, compensation cost is recognized over the remaining service period related to the award, based on amounts previously reported in the pro forma disclosures required under SFAS 123. Compensation cost is also recognized for awards granted after the effective adoption date are based on the grant-date fair value of the award, calculated and recognized under the measurement provisions of SFAS 123(R).
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan (the Plans). The Compensation Committee of the Board of Directors is responsible for the administration of the Plans.
     Options granted under the Plans since 2002 vest at a rate of 20% annually beginning six months after the grant date. Options granted prior to 2002 were fully vested at the grant date. The exercise price of each option granted is equal to the market price of the stock on the date of grant, and all have an original term of ten years. At March 31, 2006 there were approximately 1.1 million options outstanding under the Plans.
     ProAssurance granted 104,000 options to employees on March 8, 2006. The grant date fair value of 2006 option awards was estimated as $1.9 million; $18.64 per option on a weighted average basis. Fair values were estimated as of the date of grant using the Black-Scholes option pricing model, calculated separately for each option vesting unit. The input values used in the pricing model, on a weighted-average basis, are:

2006
Expected life	6 years
Risk-free interest rate	4.7%
Volatility	0.25
Dividend yield	0%
     Because ProAssurance has limited historical data regarding exercise behavior of its employees, the expected life of the options was estimated using the methodology provided for in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, which is the mid-point between the vesting date and the end of the contractual term of the option. The risk-free interest rate was based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Volatility was based on the historical volatility of ProAssurance’s stock price for the most recent period (as of the grant date) equal to the shorter of either the expected life of the option or the period since June 27, 2001, when ProAssurance was formed. Dividend yield was assumed to be zero since ProAssurance has historically not paid dividends.

12. Stock Options and Stock-based Payments (continued)
     The following table provides information regarding ProAssurance’s outstanding options:

			Aggregate
		Weighted	Intrinsic	Weighted
		Average	Value(1)	Average Remaining
	Options	Exercise Price	(in thousands)	Contractual Term

Outstanding at December 31, 2005	1,162,863	$28.73
Exercised	(107,307)	$28.42	$2,362 (2)
Forfeited	—	—	N/A
Granted	104,000	$51.38	— (3)

Outstanding at March 31, 2006	1,159,556	$30.79	$24,583	7 years

Exercisable at March 31, 2006	527,850	$24.50	$14,511	5 years

Outstanding, vested and expected to vest, at March 31, 2006	980,099	$30.89	$20,680	7 years

(1)	Intrinsic value is the difference in the market value of the stock at a given point in time and the option exercise price

(2)	As of the date of exercise

(3)	As of the date of grant; all options were granted with an exercise price equal to the market value of the stock
     New shares are issued for options exercised. The above table includes options issued in conjunction with merger transactions, At December 31, 2005 there were 60,000 such options, 3,500 of which were exercised during the three months ended March 31, 2006.
     At December 31, 2005, there were 68,750 outstanding options held by employees of the MEEMIC companies. These options became 100% vested upon completion of the sale; all were exercised during the three months ended March 31, 2006. Compensation cost of approximately $642,000 related to the vesting of these options, and a related tax benefit of approximately $225,000 are included in the computation of the gain on the sale of the MEEMIC companies.
     Compensation cost of $1.7 million and a related tax benefit of approximately $550,000 was recognized during the three months ended March 31, 2006 related to employee stock options. As of March 31, 2006, unrecognized compensation cost related to non-vested options granted under ProAssurance’s stock compensation plans approximated $5.7 million. That cost is expected to be recognized over a weighted average period of 2.6 years.
     On March 8, 2006 ProAssurance also granted Performance Shares awards to employees under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: key executives and management. The Performance Shares vest at 100% on December 31, 2008 based upon continued service and attainment of one of two Performance Measures. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that will be awarded if vesting criteria are met can vary between 46,000 shares and 77,000 shares, depending upon the degree to which Performance Measures are attained. No Performance Shares were forfeited during the three months ended March 31, 2006.
     The fair value of each Performance Share was estimated on the date of grant as $51.38 per share, based on the market value of ProAssurance common stock on that date. At March 31, 2006, based on current achievement of the Performance Measures, it is estimated that Performance Shares, having a grant date fair value of $3.6 million will ultimately vest. At March 31, 2006 the unrecognized compensation cost related to Performance Shares is estimated as $3.3 million. That cost is expected to be recognized over 3 years.

12. Stock Options and Stock-based Payments (continued)
     The adoption of SFAS 123(R) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The adoption of SFAS 123(R) decreased earnings for the three months ended March 31, 2006 as follows:

Effect of
Adoption
Three Months Ended
March 31, 2006
In thousands, except
per share data

Income from continuing operations, before tax	$1,995
Income from continuing operations	$1,344
Income from discontinued operations	$417
Net income	$1,761

Income per share from continuing operations
Basic	$0.05
Diluted	$0.04

Net Income
Basic	$0.06
Diluted	$0.05
     Additionally, the adoption increased cash flow from financing activities by $602,000 and decreased cash flow from operations by the same amount.
     Prior to the adoption of SFAS 123(R) ProAssurance applied the intrinsic-value provisions set forth in APB No. 25 and related Interpretations as permitted by SFAS 123. Accordingly, in prior periods compensation expense was not recognized for options granted with an exercise price equal to the fair market value of ProAssurance’s common stock on the date of grant. No restatement of prior periods is required when SFAS 123(R) is adopted using the modified prospective transition method. SFAS 123(R) does, however, require disclosure of the effect that applying the fair value recognition provisions of SFAS 123 (the precedent to SFAS 123(R)) would have had on prior periods. The following table provides the required disclosure.

Three Months
Ended
March 31, 2005
In thousands, except
per share data

Income from continuing operations, as reported	$14,596

Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	16

Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	350

Pro forma income from continuing operations	$14,262

Earnings per share, continuing operations:
Basic—as reported	$0.50

Basic—pro forma	$0.49

Diluted—as reported	$0.48

Diluted—pro forma	$0.47

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes (unaudited) accompanying this report and ProAssurance’s Annual report on Form 10K for the year ended December 31, 2005, which includes a Glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
     We sold our personal lines operations effective January 1, 2006. Accordingly, our Condensed Consolidated Financial Statements report our personal lines operations (which were formerly reported as a separate operating segment) as a component of discontinued operations in all periods presented. Unless otherwise stated, financial information provided in this discussion for both current and prior periods excludes amounts attributed to discontinued operations.
Critical Accounting Policies
     Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions in certain circumstances that affect the amounts reported in our Condensed Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially affected by changes in these estimates and assumptions.
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
     We evaluate each of our ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2006 all ceded contracts are accounted for as risk transferring contracts.
     Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers both the payment history of the reinsurer and publicly available financial and rating agency data. At March 31, 2006 we believe all of our recorded reinsurance receivables to be collectible.
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

Recent Accounting Pronouncements and Guidance
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). Previously, we valued employee stock-based payments using APB 25’s intrinsic value method. Accordingly, we did not generally recognize compensation cost related to such payments but provided pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS 123 to such payments granted.
     The provisions of SFAS 123(R) require share-based payments to employees to be recognized in the financial statements based on their fair values. We adopted SFAS 123R using the modified-prospective-transition method permitted by the statement. Under this method compensation expense to be recognized over the related service periods includes: (a) compensation cost for share-based payments granted prior to adoption that were not vested on the date of adoption, based upon the grant-date fair values estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for share-based payments granted subsequent to adoption based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In accordance with the modified-prospective-transition method, prior periods were not restated.
     The adoption of SFAS 123(R) resulted in the recognition of approximately $2.0 million of compensation expense during the first quarter of 2006. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding stock-based payments.
     The FASB issued SFAS 154, Accounting Changes and Error Corrections, in May 2005 as a replacement of APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ProAssurance adopted SFAS 154 effective January 1, 2006; however, to date, the adoption has had no effect.
Recent Significant Events
     On August 3, 2005 ProAssurance acquired all of the outstanding common stock of NCRIC Corporation (NCRIC) in a stock for stock merger. NCRIC’s primary business is a single insurance company that provides medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. The primary purpose for the transaction was to expand marketing opportunities for our professional liability insurance products.
     On January 4, 2006 we sold our personal lines operations (the MEEMIC companies), effective January 1, 2006, for $400 million before taxes and transaction expenses. Motors Insurance Corporation (Motors), a subsidiary of GMAC Insurance Holdings, Inc., paid approximately $325 million in cash for MEEMIC Insurance Company and its internal agency, and we retained approximately $75 million of the MEEMIC companies’ pre-sale capital. Sale proceeds will support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Additional information regarding the sale of the MEEMIC companies is provided in Note 2, “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements included herein.
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

Liquidity and Capital Resources and Financial Condition
     ProAssurance Corporation is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of those insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2005 Form 10K for additional information regarding dividend limitations. At March 31, 2006 we held cash and investments of approximately $108 million outside of our insurance subsidiaries that is available for use without regulatory approval.
     Our primary need for liquidity is to pay losses and operating expenses within our operating subsidiaries in the ordinary course of business. Our operating activities provided positive cash flow of $115.8 million for the three months ended March 31, 2006, as compared to cash provided by operations of $93.5 million for the three months ended March 31, 2005. The primary sources of our operating cash flows are net investment income and the excess of premiums collected over net losses paid and operating costs. Timing delays exist between the collection of premiums and the payment of losses. A general measure of this timing delay is the ratio of paid to incurred losses, which is computed by dividing paid losses for the period by incurred losses. Our paid to incurred loss ratios for the three months ended March 31, 2006 and 2005 are 56.4% and 44.7%, respectively.
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
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in determining the expected future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the significant cash flows being generated by our operations and the relatively short duration of our investments we do not foresee any such shortfall.
     We convert most of the cash generated from operations into investment securities. We held cash and cash equivalents of approximately $36.2 million at March 31, 2006 and $34.5 million at December 31, 2005.
     Our investment in short-term securities at March 31, 2006 is $524.2 million as compared to $93.1 million at December 31, 2005. A significant portion of the increase represents proceeds from the MEEMIC sale that have not yet been fully invested. We have elected to hold more funds in short-term securities during 2006 in order to increase our investment flexibility in a rising rate environment.
     The significant increase in short-term investments at March 31, 2006 caused our investment in fixed maturity securities to be reduced from 92% to 79% of our total investments. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our fixed maturity securities have a dollar weighted average rating of “AA” at March 31, 2006. Our investment policy implements an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average effective duration of our fixed maturity securities at March 31, 2006 is 3.9 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.2 years. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the original yields on maturing securities. Additionally, changes in market interest rates also affect the fair value of our fixed maturity securities. Bond interest rates have increased since December 31, 2005 and as a result average bond market values have decreased. On a pre-tax basis, our available-for-sale fixed maturity securities were held at a net unrealized loss of $39.5 million at March 31, 2006 as compared to a net unrealized loss of $15.2 million at December, 2005. The decline in value was almost entirely interest-rate related.
     At March 31, 2006, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios, and equity-type holdings included in other investments) total $63.7 million, representing approximately 2% of our total investments, and approximately 7% of our capital.
     For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     Our long-term debt at March 31, 2006 is comprised of the following:

	Due	Rate In thousands	2006

	In thousands
Convertible debentures, net of unamortized original issuer’s discounts of $2,145 at March 31, 2006.	June 2023	3.9%, fixed	$105,455
2034 subordinated debentures	April — May 2034	8.6%, Libor adjusted	46,395
2032 subordinated debentures *	December 2032	8.9%, Libor adjusted	15,464

			$167,314

*Assumed in NCRIC transaction
     We may redeem the Convertible Debentures on or after July 7, 2008 with notice. Holders of the Convertible Debentures may convert their debentures during the following quarter if the market value of our common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of a quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. During the quarter ended March 31, 2006 the criterion allowing conversion was met and holders may convert through June 30, 2006. To date, no holders have requested conversion. If converted, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
     The 2032 and 2034 Subordinated Debentures may be redeemed at our option in December 2007 and April 2009, respectively.
     We use reinsurance to provide capacity to write larger limits of liability, to reduce losses of a catastrophic nature and to stabilize underwriting results in those years in which such losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.
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
     We have not experienced any significant difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of then-current operations.

     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW judgment”). By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC has appealed the judgment. ProAssurance has established a liability for this judgment of $20.1 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
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

Results of Operations – Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
			Increase
	2006	2005	(Decrease)
	$ in thousands
Revenues:

Gross premiums written	$182,187	$163,397	$18,790

Net premiums written	$172,632	$152,643	$19,989

Premiums earned	$152,748	$140,002	$12,746
Premiums ceded	(10,318)	(11,274)	956

Net premiums earned	142,430	128,728	13,702
Net investment income	34,362	22,778	11,584
Net realized investment gains (losses)	144	1,253	(1,109)
Other income	1,255	1,213	42

Total revenues	178,191	153,972	24,219

Expenses:
Losses and loss adjustment expenses	121,598	119,857	1,741
Reinsurance recoveries	(10,466)	(9,407)	(1,059)

Net losses and loss adjustment expenses	111,132	110,450	682
Underwriting, acquisition and insurance expenses	26,453	21,789	4,664
Interest expense	2,556	2,136	420

Total expenses	140,141	134,375	5,766

Income from continuing operations before income taxes	38,050	19,597	18,453
Income taxes	10,215	5,001	5,214

Income from continuing operations	27,835	14,596	13,239
Income from discontinued operations, net of tax	109,441	7,341	102,100

Net Income	$137,276	$21,937	$115,339

Continuing Operations:
Net loss ratio	78.0%	85.8%	(7.8)
Underwriting expense ratio	18.6%	16.9%	1.7

Combined ratio	96.6%	102.7%	(6.1)

Operating ratio	72.5%	85.0%	(12.5)

Return on equity*	13.4%	9.6%	3.8

*Annualized
     The 2006 improvement in the results of our continuing operations and our annualized ROE are attributable both to our success in reducing our net loss ratio and to increased net investment income.
     Net income for 2006 is significantly higher than in 2005 because 2006 net income includes a gain on the disposition of our personal lines operations of $109.4 million, net of tax and transactions costs.
Effect of the NCRIC Merger
     As our integration of NCRIC’s operations continues, the impact of the NCRIC merger is more difficult to separately identify. In certain markets, policies previously written by NCRIC are being renewed by other insurance subsidiaries in our organization in order to effectively utilize the capital of those subsidiaries. For the purposes of this report, the designation “Historical PRA” refers to results from our operations that were owned prior to the merger and that are therefore directly comparable. “NCRIC” is the designation used to refer to amounts we estimate to be attributable to the NCRIC acquisition.

Reclassifications
     Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. In 2006, rental income from real estate holdings is included in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. Rental income of $236,000 and real estate related expenses of $607,000 for the three months ended March 31, 2005 were reclassified to conform to the 2006 presentation. The reclassification had no effect on income from continuing operations or net income.
Premiums

	Three Months Ended March 31
			Increase
	2006	2005	(Decrease)
	$ in thousands
Gross premiums written	$182,187	$163,397	$18,790	11.5%

Premiums earned	$152,748	$140,002	$12,746	9.1%
Premiums ceded	(10,318)	(11,274)	956	8.5%

Net premiums earned	$142,430	$128,728	$13,702	10.6%

Gross Premiums Written
     Gross written premiums for the three months ended March 31, 2006 increased by approximately $18.8 million as compared to the same three month period in 2005. The increase is principally due to the acquisition of NCRIC, which contributed gross written premiums of approximately $32 million in 2006. Offsetting the increase from NCRIC was a decline in premiums written in our Historical PRA book of business of approximately $13 million. Premiums for physician coverages continue to comprise most of our business, representing approximately 93% of our total gross written premiums during the first three months of 2006 and 92% of our total gross written premiums during the first three months of 2005. The overall increase in gross premiums written is the net of an increase in Physician premiums of $19.5 million offset by a $0.7 million decrease in premiums written for other coverages, principally hospital and facility coverages.
     Our retention rate related to the number of standard physician risks that we insure was 87% in the first quarter of 2006. While this improved on the 86% retention we experienced during the first quarter of 2005, we wrote less new business in 2006 than in the comparative period. We continue to see increased price-based competition, particularly in the Midwest and Florida, and this has reduced the amount of new business we have chosen to write.
     In response to slower growth in loss costs, we have implemented smaller price increases or have held rates constant in some markets. Our average rate increase on physician renewals was approximately 5% during the first quarter of 2006. We remain committed to an adequate rate structure and we have foregone business that we believed could not be written at profitable rates.
Premiums Earned
     Because premiums are generally earned pro rata over the entire policy period after the policy is written, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year.
     The increase in 2006 earned premiums reflects an increase of approximately $20 million related to the NCRIC acquisition offset by a decrease of approximately $7 million related to Historical PRA book of business. The decline in earned premiums from our Historical PRA book of business reflects on a pro rata basis the changes in written premiums that occurred during 2006 and 2005.

Premiums Ceded
     Premiums ceded represent the portion of earned premiums that we must ultimately pay to our reinsurers for their assumption of a portion of our losses. Our ceded premiums decreased in 2006 principally due to a reduced amount of ceded premiums from our Historical PRA operations. The premium that we cede to our reinsurers is determined, in part, by the loss experience of the business ceded to them. As a result of improved historical loss experience our estimate of ceded losses for the current period is lower than in 2005; the reduction in loss estimates produced a corresponding reduction in ceded premiums of approximately $1.0 million. Also, in the first quarter of 2006 we commuted all of our outstanding reinsurance arrangements with the Converium group of companies for approximately $4.2 million in cash. The transaction resulted in a decrease in ceded premiums for the quarter of approximately $2.7 million and approximately a $250,000 decrease in ceded losses, resulting in a gain on the transaction of $2.4 million. Offsetting these declines in ceded premiums was an increase in ceded premiums of approximately $3.0 million related to the NCRIC acquisition.
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
     The following tables summarize net losses and net loss ratios for the three months ended March 31, 2006 and 2005 by separating losses between the current accident year and all prior accident years.

				Net Loss Ratios
	Three Months Ended March 31			Three Months Ended March 31
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	In millions
Current accident year	$115.1	$110.4	$4.7	80.8%	85.8%	(5.0)
Prior accident year	(4.0)	—	(4.0)	(2.8%)	—	(2.8)

Calendar year	$111.1	$110.4	$0.7	78.0%	85.8%	(7.8)

     We have focused for several years on developing and maintaining adequate rates. As rate adequacy has improved, loss ratios have decreased. Approximately $15 million of net losses for the 2006 current accident year is attributable to the acquisition of NCRIC; that amount was offset by lower net losses in our Historical PRA operations principally due to reduced loss costs and a decline in insured risks. During the current quarter we recognized favorable development of $4.0 million related to our previously established reserves, primarily to reflect reductions in our estimates of claim severity. The favorable trends principally affect accident years 2003 and 2004.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then-current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
Net Investment Income and Net Realized Investment Gains (Losses)

	Three Months Ended March 31
			Increase
	2006	2005	(Decrease)
	In thousands

Net investment income	$34,362	$22,778	$11,584	50.9%

     Net investment income is primarily derived from the interest income earned by our fixed maturity securities and includes interest income from short-term and cash equivalent investments, dividend income from equity securities, earnings from limited partnerships and increases in the cash surrender value of business owned executive life insurance contracts. Investment fees and expenses are deducted from investment income.
     The 2006 increase in net investment income is due to several factors, the most significant being higher average invested funds during 2006. The proceeds from the sale of the MEEMIC companies in January, the acquisition of NCRIC, and positive cash flow generated by our insurance operations significantly increased average invested funds during the first quarter of 2006 as compared to the same period in 2005. The additional income earned on the proceeds received in the MEEMIC sale approximated $3.8 million during the first quarter of 2006. Income from limited partnerships, which can vary significantly from period to period, also increased by approximately $850,000 in 2006 as compared to 2005.
     Rising market interest rates further contributed to the improvement in net investment income. Rates began to increase in mid-2004 and the average yield of our portfolio has increased as new and matured funds have been invested at higher rates. Our average income yield was 4.3% for the three months ended March 31, 2006 as compared to 4.1% for the three months ended March 31, 2005. Our average tax equivalent income yield was 5.0% for the three months ended March 31, 2006 as compared to 4.6% for the three months ended March 31, 2005.
     The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended March 31
	2006	2005
	In thousands
Net gains (losses) from sales	$656	$1,332
Other-than-temporary impairment losses	(571)	(40)
Trading portfolio gains (losses)	59	(39)

Net realized investment gains (losses)	$144	$1,253

Underwriting, Acquisition and Insurance Expenses

	Three Months Ended March 31
					Underwriting Expense Ratio
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	$ in thousands
Underwriting, acquisition and insurance expenses	$26,453	$21,789	$4,664	21.4%	18.6%	16.9%	1.7

     Underwriting, acquisition and insurance expenses are comprised of variable costs, such as commissions and premium taxes that are directly related to premiums earned, and fixed costs that have an indirect relationship to premium volume, such as salaries, benefits, and facility expenses.
     The increase in underwriting, acquisition and insurance expenses is attributable to the adoption of SFAS 123(R) and the addition of the operations of NCRIC. The increase in the underwriting expense ratio, as compared to the first quarter of 2005, is largely attributable to the increase in expenses due to the adoption of SFAS 123(R). The additional NCRIC expenses had little effect on the expense ratio due to the corresponding increase in earned premium resulting from the acquisition. The adoption of SFAS 123(R) resulted in $2.0 million of additional compensation expense in the quarter. Due to the treatment of awards issued to retirement eligible employees under SFAS 123(R), approximately $1.0 million of the $2.0 million is attributable to option awards which have been expensed in their entirety rather than over the vesting period of the options.
     Guaranty fund assessments were approximately $65,000 and $97,000 for the three months ended March 31, 2006 and 2005, respectively.
Interest Expense
     Interest expense increased in the first quarter of 2006 as compared to 2005 primarily because the amount of debt outstanding was higher in 2006 and because interest rates increased in 2006. In April and May of 2004 we issued our 2034 Subordinated Debentures of $46.4 million; we added the 2032 Debentures of $15.5 million in August 2005 as a part of the NCRIC transaction. Our Convertible Debentures have a fixed interest rate; our Subordinated Debentures have variable rates.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended March 31
	2006	2005

Statutory rate	35%	35%
Tax-exempt income	(9%)	(11%)
Other	1%	2%

Effective tax rate	27%	26%

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
     As of March 31, 2006, our fair value investment in fixed maturity securities was $2.5 billion. These securities are subject primarily to interest rate risk and credit risk. To date, we have not entered into transactions that require treatment as derivatives pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted.
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

	March 31, 2006			December 31, 2005
	Portfolio	Change in	Effective	Portfolio	Effective
	Value	Value	Duration	Value	Duration
Interest Rates	Millions	Millions	Years	Millions	Years

200 basis point rise	$2,267	$(193)	4.03	$2,218	4.07
100 basis point rise	$2,363	$(97)	4.01	$2,310	4.02
Current rate *	$2,460	$—	3.93	$2,403	3.91
100 basis point decline	$2,557	$97	3.85	$2,498	3.82
200 basis point decline	$2,655	$195	3.90	$2,595	3.59

* Current rates are as of March 31, 2006 and December 31, 2005.
     At March 31, 2006, the fair value of our investment in preferred stocks was $2.1 million, including net unrealized gains of $9 thousand. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.
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
     ProAssurance’s cash and short-term investment portfolio at March 31, 2006 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of March 31, 2006, 98.4% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.

Equity Price Risk
     At March 31, 2006 the fair value of our investment in common stocks was $13.6 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $14.9 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $12.3 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

Item 4. Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
     Other than described below, there have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
     Our management excluded NCRIC’s systems and processes from the scope of ProAssurance’s assessment of internal control over financial reporting as of December 31, 2005 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We excluded NCRIC from that scope because we expect substantially all of its significant systems and processes to be converted to those of ProAssurance during 2006.

Forward-Looking Statements
     Any written or oral statements made in this report, may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are identified by words such as, but not limited to, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “hopeful”, “may”, “optimistic”, “preliminary”, “should”, “will” and other analogous expressions. Forward-looking statements relating to our business include among other things, statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
     Risks that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:
–	general economic conditions, either nationally or in our market area, that are worse than anticipated;

–	regulatory and legislative actions or decisions that adversely affect business plans or operations;

–	price competition;

–	inflation and changes in the interest rate environment, the performance of financial markets and/or changes in the securities markets that adversely affect the fair value of investments or operations;

–	changes in laws or government regulations affecting medical professional liability insurance and practice management and financial services;

–	changes to ratings assigned by A.M. Best, S&P, Fitch or other rating agencies;

–	the effect of managed healthcare;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance and changes in the availability, cost, quality, or collectibility of reinsurance;

–	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

–	changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board;

–	changes in our organization, compensation and benefit plans; and

–	our ability to achieve continued growth through expansion in other states or through acquisitions or business combinations.
     Risks that could adversely affect our proposed merger with PIC Wisconsin include but are not limited to the following:
–	the business of ProAssurance and PIC Wisconsin may not be combined successfully, or such combination may take longer to accomplish than expected;

–	the cost savings from the merger may not be fully realized or may take longer to realize than expected;

–	operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;

–	governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;

–	there may be restrictions on our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations; and

–	the stockholders of PIC Wisconsin may fail to approve the merger.
     Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements, and the factors that will determine these results are beyond our ability to control or predict.
     For additional information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please see “Risk Factors” beginning on page 13 of the 2005 10K.

Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     See “Risk Factors” in Part I, Item 1A of the Form 2005 10K.
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
May 9, 2006
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr., Chief Financial Officer
(Duly authorized officer and principal financial officer)