Form 10-Q
period 2006-06-30
PROASSURANCE CORP
filed 2006-08-08
CIK 1127703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006 or ___

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
if Changed Since Last Report)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 3, 2006 there were 33,187,868 shares of the registrant’s common stock outstanding.

ProAssurance Corporation
Form 10Q

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30	December 31
	2006	2005

Assets
Investments:
Fixed maturities available for sale, at fair value	$2,706,642	$2,403,450
Fixed maturities, trading, at fair value	49,506	—
Equity securities, available for sale, at fair value	9,988	10,018
Equity securities, trading, at fair value	5,409	5,181
Short-term investments	197,558	93,066
Business owned life insurance	57,576	56,436
Other	48,170	46,168

Total investments	3,074,849	2,614,319

Cash and cash equivalents	26,611	34,506
Premiums receivable	95,257	106,549
Receivable from reinsurers on unpaid losses and loss adjustment expenses	331,910	327,693
Prepaid reinsurance premiums	16,225	20,379
Deferred taxes	122,419	103,935
Real estate, net	16,054	16,623
Other assets	119,426	117,596
Assets of discontinued operations	—	567,779

	$3,802,751	$3,909,379

Liabilities and Stockholders’ Equity
Liabilities:
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,313,964	$2,224,436
Unearned premiums	250,594	264,258
Reinsurance premiums payable	82,045	83,314

Total policy liabilities	2,646,603	2,572,008
Other liabilities	78,757	67,572
Long-term debt	167,388	167,240
Liabilities of discontinued operations	—	337,513

Total liabilities	2,892,748	3,144,333
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $0.01 per share 100,000,000 shares authorized; 31,317,448 and 31,230,647 shares issued, respectively	313	312
Additional paid-in capital	394,087	387,739
Accumulated other comprehensive income (loss), net of deferred tax benefit of $20,187 and $4,755, respectively	(37,493)	(8,834)
Retained earnings	553,152	385,885

	910,059	765,102
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	910,003	765,046

	$3,802,751	$3,909,379

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other
		Comprehensive	Retained	Other
	Total	Income (Loss)	Earnings	Capital Accounts

Balance at December 31, 2005	$765,046	$(8,834)	$385,885	$387,995

Net income	167,267	—	167,267	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments:
Continuing operations	(29,032)	(29,032)	—	—
Discontinued operations	373	373	—	—

Common stock issued	2,479	—	—	2,479

Stock-based compensation:
Continuing operations	2,950	—	—	2,950
Discontinued operations	642	—	—	642

Common stock options exercised	278	—	—	278

Balance at June 30, 2006	$910,003	$(37,493)	$553,152	$394,344

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2004	$611,019	$24,397	$272,428	$314,194

Net income	49,402	—	49,402	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments:
Continuing operations	(3,224)	(3,224)	—	—
Discontinued operations	(1,326)	(1,326)	—	—

Common stock issued	1,764	—	—	1,764

Common stock options exercised	3,747	—	—	3,747

Balance at June 30, 2005	$661,382	$19,847	$321,830	$319,705

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenues:
Gross premiums written	$106,805	$104,037	$288,991	$267,434

Net premiums written	$96,381	$91,506	$268,962	$244,149

Premiums earned	$150,141	$137,833	$302,889	$277,835
Premiums ceded	(12,721)	(11,630)	(23,039)	(22,904)

Net premiums earned	137,420	126,203	279,850	254,931
Net investment income	35,637	23,303	69,999	46,080
Net realized investment gains (losses)	(754)	680	(610)	1,933
Other income	1,489	1,181	2,744	2,394

Total revenues	173,792	151,367	351,983	305,338

Expenses:
Losses and loss adjustment expenses	113,209	111,902	234,807	231,759
Reinsurance recoveries	(10,099)	(8,778)	(20,565)	(18,185)

Net losses and loss adjustment expenses	103,110	103,124	214,242	213,574
Underwriting, acquisition and insurance expenses	25,914	21,506	52,367	43,294
Interest expense	2,632	2,031	5,188	4,167

Total expenses	131,656	126,661	271,797	261,035

Income from continuing operations before income taxes	42,136	24,706	80,186	44,303

Provision for income taxes:
Current expense (benefit)	11,625	6,607	25,099	11,941
Deferred expense (benefit)	520	(212)	(2,739)	(545)

	12,145	6,395	22,360	11,396

Income from continuing operations	29,991	18,311	57,826	32,907

Income from discontinued operations, net of tax	—	9,154	109,441	16,495

Net income	$29,991	$27,465	$167,267	$49,402

Basic earnings per share:
Income from continuing operations	$0.96	$0.62	$1.86	$1.13
Income from discontinued operations	—	0.31	3.51	0.56

Net income	$0.96	$0.93	$5.37	$1.69

Diluted earnings per share:
Income from continuing operations	$0.90	$0.59	$1.74	$1.07
Income from discontinued operations	—	0.29	3.21	0.51

Net income	$0.90	$0.88	$4.95	$1.58

Weighted average number of common shares outstanding:
Basic	31,195	29,386	31,175	29,302

Diluted	34,065	32,205	34,060	32,138

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Comprehensive income, after tax:

Continuing operations:

Income from continuing operations	$29,991	$18,311	$57,826	$32,907
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(13,380)	17,264	(29,032)	(3,224)

Comprehensive income, continuing operations	$16,611	$35,575	$28,794	$29,683

Discontinued operations:

Income from discontinued operations	$—	$9,154	$109,441	$16,495
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	—	1,359	373	(1,326)

Comprehensive income, discontinued operations	$—	$10,513	$109,814	$15,169

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2006	2005

Continuing Operations:

Operating Activities
Income from continuing operations	$57,826	$32,907
Depreciation and amortization	10,840	12,172
Net realized investment (gains) losses	610	(1,933)
Net purchases of trading portfolio securities	(50,294)	(569)
Stock-based compensation	2,950	(805)
Changes in assets and liabilities:
Premiums receivable	11,292	15,070
Reserve for losses and loss adjustment expenses	89,528	118,363
Unearned premiums	(13,664)	(10,245)
Reinsurance related assets and liabilities	(1,332)	513
Other	(11,010)	(2,958)

Net cash provided by operating activities	96,746	162,515

Investing Activities
Purchases of:
Fixed maturities available for sale	(1,410,939)	(507,745)
Equity securities available for sale	—	(212)
Other investments	(364)	(2,387)
Proceeds from sale or maturities of:
Fixed maturities available for sale	1,094,597	360,170
Equity securities available for sale	235	16,139
Other investments	49	—
Net (increase) decrease in short-term investments	(104,492)	(33,932)
Cash proceeds, net of sale expenses of $4,080 and taxes of $54,565, from sale of discontinued operations	316,473	—
Other	(953)	(3,187)

Net cash used by investing activities of continuing operations	(105,394)	(171,154)

Financing Activities
Cash received from options exercised	119	3,634
Excess tax benefit from options exercised	634	—

Net cash provided by financing activities of continuing operations	753	3,634

Increase (decrease) in cash and cash equivalents	(7,895)	(5,005)
Cash and cash equivalents at beginning of period	34,506	20,698

Cash and cash equivalents at end of period	$26,611	$15,693

Discontinued Operations:

Net cash provided by (used in) operating activities of discontinued operations	$—	$19,080
Net cash provided by (used in) investing activities of discontinued operations	—	(7,084)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Increase (decrease) in cash and cash equivalents	—	11,996
Cash and cash equivalents at beginning of period	—	9,386

Cash and cash equivalents at end of period	$—	$21,382

Significant Non-cash Transactions:
Fixed maturities securities received as proceeds from sale of discontinued operations	$24,819	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance’s December 31, 2005 report on Form 10K.
Reclassifications
     Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. In 2006, rental income from real estate holdings is included in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. Rental income of $365,000 and $601,000 and real estate related expenses of $613,000 and $1.2 million for the three and six months ended June 30, 2005, respectively, were reclassified to conform to the 2006 presentation. The reclassification had no effect on income from continuing operations or net income.
Accounting Changes
     On December 16, 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), which superseded APB 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. ProAssurance adopted SFAS 123(R) on January 1, 2006, the required effective date, using the “modified prospective” method permitted by the statement. The disclosures required by SFAS 123(R) are provided in Note 12.
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
     Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, was issued by the FASB in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. ProAssurance will adopt the provisions of FIN 48 effective January 1, 2007. The effect of adoption of FIN 48 has not yet been determined.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
2. Discontinued Operations
     Effective January 1, 2006 ProAssurance sold its wholly owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies) to Motors Insurance Corporation (Motors), a subsidiary of GMAC Insurance Holdings, Inc., for total consideration of $400 million before taxes and transaction expenses. ProAssurance recognized a gain on the sale in the first quarter of 2006 of $109.4 million after consideration of sale expenses and tax effects.
     The MEEMIC Companies were the only active entities of ProAssurance’s personal lines operations. In accordance with SFAS 144, the Condensed Consolidated Financial Statements reflect the assets, liabilities and operating results attributed to ProAssurance’s personal lines operations as discontinued operations. The following tables provide detailed information regarding the personal lines amounts included in the financial statement lines identified as discontinued operations:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	In thousands
Income from discontinued operations, net of tax:
Operating results:
Net premiums earned	$47,422	$94,329
Net investment income	3,091	6,107
Other revenues	1,384	1,742

Total revenues	51,897	102,178

Net losses and loss adjustment expenses	27,946	56,712
Underwriting, acquisition and insurance expenses	10,513	21,390

Total expenses	38,459	78,102

Income before income taxes	13,438	24,076
Provision for income taxes	4,284	7,581

Income from discontinued operations, net of tax	$9,154	$16,495

December 31, 2005
In thousands
Assets of Discontinued Operations:
Fixed maturities available for sale, at fair value	$261,896
Cash and cash equivalents	52,721
Premiums receivable	15,063
Receivable from reinsurers on unpaid losses and loss adjustment expenses	171,820
Other assets	66,279

Total	$567,779

Liabilities of Discontinued Operations:
Reserve for losses and loss adjustment expenses	$252,294
Unearned premiums	65,429
Other liabilities	19,790

Total	$337,513

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
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

Pro Forma Results
Six Months Ended
June 30, 2005
In thousands, except
per share data
Revenues	$344,396

Income from continuing operations	$15,738

Net Income	$32,034

Income per share from continuing operations
Basic	$0.51

Diluted	$0.51

4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	June 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		In thousands
Fixed maturities	$2,766,623	$6,367	$(66,348)	$2,706,642
Equity securities	7,684	2,545	(241)	9,988

	$2,774,307	$8,912	$(66,589)	$2,716,630

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		In thousands
Fixed maturities	$2,418,621	$15,128	$(30,299)	$2,403,450
Equity securities	7,858	2,295	(135)	10,018

	$2,426,479	$17,423	$(30,434)	$2,413,468

     Proceeds from sales of available-for-sale fixed maturities and equity securities during the six months ended June 30, 2006 and 2005 are $957.7 million and $293.3 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $874.9 million and $102.6 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $1,022.2 million and $71.9 million during the same respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
4. Investments (continued)
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	In thousands
Gross realized gains	$30	$1,016	$753	$2,792
Gross realized (losses)	(100)	(338)	(167)	(782)
Other than temporary impairment (losses)	(88)	—	(659)	(40)
Trading portfolio gains (losses)	(596)	2	(537)	(37)

Net realized investment gains (losses)	$(754)	$680	$(610)	$1,933

5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
6. Deferred Policy Acquisition Costs
     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Income from continuing operations includes amortization of deferred policy acquisition costs, net of ceding commissions earned, of approximately $13.9 million and $12.7 million for the three months and $27.0 million and $26.3 million for the six months ended June 30, 2006 and 2005, respectively.
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
     ProAssurance recognized favorable net loss development of $8.0 million and $12.0 million related to previously established reserves, during the three and six months ended June 30, 2006, respectively, primarily to reflect reductions in the Company’s estimates of claim severity. The favorable results principally affect accident years 2003 and 2004. Favorable net loss development of $5 million was recognized during the three and six months ended June 30, 2005 to reflect slight reductions in estimated claim severity for accident years 2002 and prior.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
8. Long-term Debt
     Outstanding long-term debt, as of June 30, 2006 and December 31, 2005, consisted of the following (in thousands, except %):

		June 30	December 31
		2006	2005

Convertible Debentures due June 30, 2023 (the Convertible Debentures), unsecured and bearing a fixed interest rate of 3.9%, net of unamortized original issuer’s discounts of $2,071 at June 30, 2006 and $2,219 at December 31, 2005, respectively.		$105,529	$105,381

Trust Preferred Subordinated Debentures, unsecured, bearing interest at a floating rate, adjustable quarterly.

Due	June 30, 2006 Rate

April 29, 2034	9.02%	13,403	13,403
May 12, 2034	9.02%	10,310	10,310
May 12, 2034	9.02%	22,682	22,682
December 4, 2032	9.27%	15,464	15,464

		$167,388	$167,240

Convertible Debentures
     The Convertible Debentures are unsecured obligations that rank equally in right of payment with all other existing and future unsecured and unsubordinated obligations of the parent company, but are effectively subordinated to the indebtedness and other liabilities of ProAssurance’s subsidiaries, including insurance policy-related liabilities.
     ProAssurance may redeem the Convertible Debentures on or after July 7, 2008 with notice. If the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of any quarter, holders of the Convertible Debentures may convert their debentures during the following quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was not met during the quarter ended June 30, 2006.
Fair Value
     At June 30, 2006, the fair value of the Convertible Debentures is approximately 125% of face value based on available independent market quotes. The fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.
Additional Information
     For additional information regarding the terms of the Convertible Debentures and the 2032 and 2034 Subordinated Debentures see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2005 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
9. Stockholders’ Equity
     At June 30, 2006 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At June 30, 2006 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.
10. Commitments and Contingencies
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC has appealed the judgment. ProAssurance has established a liability related to the judgment of $20.3 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. As required, ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	In thousands, except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$29,991	$18,311	$57,826	$32,907
Income from discontinued operations, net of tax	—	9,154	109,441	16,495

Net income	$29,991	$27,465	$167,267	$49,402

Denominator:
Weighted average number of common shares outstanding	31,195	29,386	31,175	29,302

Basic earnings per share:
Income from continuing operations	$0.96	$0.62	$1.86	$1.13
Income from discontinued operations	—	0.31	3.51	0.56

Net income	$0.96	$0.93	$5.37	$1.69

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$29,991	$18,311	$57,826	$32,907
Effect of assumed conversion of contingently convertible debt instruments	742	742	1,484	1,483

Income from continuing operations—diluted computation	30,733	19,053	59,310	34,390
Income from discontinued operations, net of tax	—	9,154	109,441	16,495

Net income—diluted computation	$30,733	$28,207	$168,751	$50,885

Denominator:
Weighted average number of common shares outstanding	31,195	29,386	31,175	29,302
Assumed exercise of stock options/issuance of nonvested stock awards	298	247	313	264
Assumed conversion of contingently convertible debt instruments	2,572	2,572	2,572	2,572

Diluted weighted average equivalent shares	34,065	32,205	34,060	32,138

Diluted earnings per share:
Income from continuing operations	$0.90	$0.59	$1.74	$1.07
Income from discontinued operations	—	0.29	3.21	0.51

Net income	$0.90	$0.88	$4.95	$1.58

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
11. Earnings Per Share (continued)
     In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options when the average stock price exceeds the option exercise price during the quarter and the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. During the six months ended June 30, 2006 and 2005 certain of ProAssurance’s outstanding options were not considered to be dilutive because the exercise price of the options was above the average ProAssurance share price during the quarter. The average number of options not considered to be dilutive during the six months ended June 30, 2006 and 2005 is approximately 256,000 and 313,000, respectively.
12. Stock Options and Stock-based Payments
     Effective January 1, 2006 ProAssurance adopted SFAS 123(R), “Share-Based Payment", which revises SFAS 123 “Accounting for Stock Based Compensation” and supersedes APB 25 “Accounting for Stock Issued to Employees”. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements based on the grant-date fair value of the award, recognized over the period the employee is required to perform services in exchange for the award (presumptively the vesting period). SFAS 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that “excess tax benefits” be reported as financing cash inflows, instead of as reductions of taxes paid within operating cash flows as previously presented. “Excess tax benefit” is defined as the actual tax benefit received related to an option exercise that is in excess of the deferred tax benefit recognized under SFAS 123(R) related to the options.
     ProAssurance adopted SFAS 123(R) using the modified-prospective method. Under the modified-prospective method, prior periods are not restated. However, for awards granted prior to the date of adoption that are unvested on the adoption date, compensation cost is recognized prospectively. In periods after adoption compensation cost is recognized over the remaining service period related to the award, based on amounts previously reported in the pro forma disclosures required under SFAS 123. Compensation cost is also recognized for awards granted after the effective adoption date based on the grant-date fair value of the award, calculated and recognized under the measurement provisions of SFAS 123(R). ProAssurance recognized compensation cost of $3.0 million and a related tax benefit of approximately $940,000 was recognized during the six months ended June 30, 2006 related to employee stock awards.
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan (the Plans). The Compensation Committee of the Board of Directors is responsible for the administration of the Plans.
     Options granted under the Plans since 2002 vest at a rate of 20% annually beginning six months after the grant date. Options granted prior to 2002 were fully vested at the grant date. The exercise price of each option granted is equal to the market price of the stock on the date of grant, and all have an original term of ten years. At June 30, 2006 there were approximately 1.1 million options outstanding under the Plans.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
12. Stock Options and Stock-based Payments (continued)
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
     The following table provides information regarding ProAssurance’s outstanding options:

			Aggregate
		Weighted	Intrinsic	Weighted
		Average	Value(1)	Average Remaining
	Options	Exercise Price	(in thousands)	Contractual Term

Outstanding at December 31, 2005	1,162,863	$28.73
Exercised	(110,493)	$28.18	$2,452 (2)
Forfeited	—	—	N/A
Granted	104,000	$51.38	— (3)

Outstanding at June 30, 2006	1,156,370	$30.74	$20,167	6.7 years

Exercisable at June 30, 2006	532,599	$24.75	$12,479	4.8 years

Outstanding; vested or expected to vest at June 30, 2006	1,009,313	$30.64	$17,703	6.5 years

(1)	Intrinsic value is the difference in the market value of the stock at a given point in time and the option exercise price

(2)	As of the date of exercise

(3)	As of the date of grant; all options were granted with an exercise price equal to the market value of the stock
     New shares are issued for options exercised. The above table includes options issued in conjunction with merger transactions. At December 31, 2005 there were 60,000 such options, 5,400 of which were exercised during the six months ended June 30, 2006.
     At December 31, 2005, there were 68,750 outstanding options held by employees of the MEEMIC companies. These options became 100% vested upon completion of the sale; all were exercised during the first quarter of 2006. Compensation cost of approximately $642,000 related to the vesting of these options, and a related tax benefit of approximately $225,000 are included in the computation of the gain on the sale of the MEEMIC companies.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
12. Stock Options and Stock-based Payments (continued)
     As of June 30, 2006, unrecognized compensation cost related to non-vested options granted under ProAssurance’s stock compensation plans approximated $4.8 million. That cost is expected to be recognized over a weighted average period of 2.3 years.
     On March 8, 2006 ProAssurance also granted Performance Shares awards to employees under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: key executives and management. The Performance Shares vest at 100% on December 31, 2008 based upon continued service and attainment of one of two Performance Measures. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that will be awarded if vesting criteria are met can vary between 46,000 shares and 76,000 shares, depending upon the degree to which Performance Measures are attained. No Performance Shares were forfeited during the six months ended June 30, 2006.
     The fair value of each Performance Share was estimated on the date of grant as $51.38 per share, based on the market value of ProAssurance common stock on that date. At June 30, 2006, based on current achievement of the Performance Measures, it is estimated that 58,000 Performance Shares, having an estimated fair value of $3.0 million will ultimately vest. At June 30, 2006 the unrecognized compensation cost related to Performance Shares is estimated as $2.5 million. That cost is expected to be recognized over 2.5 years.
     The adoption of SFAS 123(R) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The adoption of SFAS 123(R) decreased earnings for the six months ended June 30, 2006 as follows:

	Effect of Adoption
	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	In thousands, except per share data
Income from continuing operations, before tax	$955	$2,950
Income from continuing operations	$661	$2,004
Income from discontinued operations	$—	$417
Net income	$661	$2,421

Income per share from continuing operations:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06

Net Income:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07
     Additionally, the adoption increased cash flow from financing activities by $634,000 and decreased cash flow from operations by the same amount.
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
June 30, 2006
12. Stock Options and Stock-based Payments (continued)
does, however, require disclosure of the effect that applying the fair value recognition provisions of SFAS 123 (the precedent to SFAS 123(R)) would have had on prior periods. The following table provides the required disclosure.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	In thousands, except per share data
Income from continuing operations, as reported	$18,311	$32,907
Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	14	30

Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	550	900

Pro forma income from continuing operations	$17,775	$32,037

Earnings per share, continuing operations:
Basic—as reported	$0.62	$1.13

Basic—pro forma	$0.60	$1.09

Diluted—as reported	$0.59	$1.07

Diluted—pro forma	$0.58	$1.04

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
13. Subsequent Event — Merger with Physicians Insurance Company of Wisconsin, Inc.
     Effective August 1, 2006 ProAssurance completed its previously announced acquisition of Physicians Insurance Company of Wisconsin, Inc. (“PIC Wisconsin”) in an all stock merger transaction, having an estimated value of $100 million. PIC Wisconsin is a stock insurance company that sells professional liability insurance to physicians and groups of physicians, dentists, and hospitals principally in the state of Wisconsin and other Midwestern states.
     Under terms of the agreement, each share of PIC Wisconsin stock will be converted into shares of ProAssurance stock having a value of $5,000. The exchange ratio, which was based on the average closing price of a share of ProAssurance stock on the ten trading days preceding the effective date of the merger is 102.75 to 1. ProAssurance issued approximately 2 million shares of ProAssurance common stock to PIC Wisconsin shareholders in the stock-for-stock transaction.
     PIC Wisconsin has not historically prepared financial statements under GAAP. As a result, the fair value of the net assets acquired in the acquisition has not yet been determined. PIC Wisconsin prepares financial statements on a quarterly basis in accordance with Statutory Accounting Principles. At March 31, 2006, the latest date for which statutory financial statements are available, PIC Wisconsin had total assets of $300.7 million and total liabilities, including surplus notes, of $237.1 million. The transaction will be reflected in ProAssurance’s third quarter 2006 financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto accompanying this report and ProAssurance’s Annual report on Form 10K for the year ended December 31, 2005, which includes a Glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
     We sold our personal lines operations effective January 1, 2006. Accordingly, our Condensed Consolidated Financial Statements report these operations (which were formerly reported as a separate operating segment) as discontinued operations in all periods presented. Unless otherwise stated, financial information provided in this discussion for both current and prior periods excludes amounts attributed to discontinued operations.
Critical Accounting Policies
     Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially affected by changes in these estimates and assumptions.
     Management considers the following accounting policies to be critical because they involve significant judgment by management and the effect of those judgments could result in a material effect on our financial statements.
Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve)
     Our reserve for losses represents our estimate of the future amounts necessary to pay claims and expenses associated with their settlement and investigation. These estimates consist of case reserves and bulk reserves. The estimates take into consideration our past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. External and internal actuaries routinely review our reserve for losses. We consider the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of our reserve for losses. Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. These claims are typically resolved over an extended period of time, often five years or more, and estimating loss costs for these claims requires multiple judgments involving many uncertainties. Our reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing our reserve for losses are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

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
     We evaluate each of our ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2006 all ceded contracts are accounted for as risk transferring contracts.
     Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers both the payment history of the reinsurer and publicly available financial and rating agency data. At June 30, 2006 we believe all of our recorded reinsurance receivables to be collectible.
Investments
     We consider our fixed maturity and our equity securities as either available-for-sale or trading portfolio securities. Both available-for-sale and trading portfolio securities are carried at fair value. Changes in the market value (unrealized gains and losses) of available-for-sale securities, whether positive or negative, are included, net of the related tax effect, in accumulated other comprehensive income, a component of stockholders’ equity, and are excluded from current period net income. Changes in the market value of trading portfolio securities are included in current period net income as a component of net realized investment gains (losses).
     We evaluate the securities in our available-for-sale investment portfolio on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:
—	the extent to which the market value of the security is less than its cost basis,

—	the length of time for which the market value of the security has been less than its cost basis,

—	the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

—	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
     A decline in the fair value of an available-for-sale security below cost that we judge to be other than temporary is realized as a loss in the current period income statement and reduces the cost basis of the security. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the security. Adjustments to the cost basis of fixed maturity securities are accreted to par over the remaining life of the security.

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
Recent Accounting Pronouncements and Guidance
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). Previously, we valued employee stock-based payments using the intrinsic value method of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Accordingly, we did not generally recognize compensation cost related to such payments but provided pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS 123.
     The provisions of SFAS 123(R) require share-based payments to employees to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) using the modified-prospective-transition method permitted by the statement. Under this method compensation expense to be recognized over the related service periods includes: (a) compensation cost for share-based payments granted but not vested prior to adoption, based upon the grant-date fair values estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for share-based payments granted subsequent to adoption based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). In accordance with the modified-prospective-transition method, prior periods were not restated.
     The adoption of SFAS 123(R) resulted in the recognition of approximately $3.0 million of compensation expense during the first six months of 2006. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding stock-based payments.
     The Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections, in May 2005 as a replacement of APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. ProAssurance adopted SFAS 154 effective January 1, 2006; however, to date, the adoption has had no effect.
     Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, was issued by the FASB in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We will adopt the provisions of FIN 48 effective January 1, 2007. We have not yet determined the impact of the adoption of FIN 48 on our financial position or results of operation.

Recent Significant Events
     On August 3, 2005 we acquired all of the outstanding common stock of NCRIC Corporation (NCRIC) in a stock for stock merger. NCRIC’s primary business is a single insurance company that provides medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. The primary purpose for the transaction was to expand marketing opportunities for our professional liability insurance products.
     On January 4, 2006 we sold our personal lines operations (the MEEMIC companies), effective January 1, 2006, for $400 million before taxes and transaction expenses. We recognized a gain on the sale in the first quarter of 2006 of $109.4 million after consideration of sales expenses and estimated taxes. Taxes on the transaction were paid in the second quarter of 2006. Sale proceeds will support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Additional information regarding the sale of the MEEMIC companies is provided in Note 2, “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements included herein.
     Effective August 1, 2006 we completed our previously announced acquisition of Physicians Insurance Company of Wisconsin, Inc. (“PIC Wisconsin”) in an all stock merger transaction, having an estimated value of $100 million. PIC Wisconsin is a stock insurance company that sells professional liability insurance to physicians and groups of physicians, dentists, and hospitals principally in the state of Wisconsin and other Midwestern states.
     Under terms of the agreement, each share of PIC Wisconsin stock will be converted into shares of ProAssurance stock having a value of $5,000. The exchange ratio, which was based on the average closing price of a share of ProAssurance stock on the ten trading days preceding the effective date of the merger is 102.75 to 1. We issued approximately 2 million shares of ProAssurance common stock to PIC Wisconsin shareholders in the stock-for-stock transaction.
     PIC Wisconsin has not historically prepared financial statements under GAAP. As a result, the fair value of the net assets acquired in the acquisition has not yet been determined. PIC Wisconsin prepares financial statements on a quarterly basis in accordance with Statutory Accounting Principles. At March 31, 2006, the latest date for which statutory financial statements are available, PIC Wisconsin had total assets of $300.7 million and total liabilities, including surplus notes, of $237.1 million. The transaction will be reflected in our third quarter 2006 financial statements.

Liquidity and Capital Resources and Financial Condition
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of those insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2005 Form 10K for additional information regarding dividend limitations. At June 30, 2006 we held cash and investments of approximately $274.5 million outside of our insurance subsidiaries that is available for use without regulatory approval.
     Our primary need for liquidity is to pay losses and operating expenses within our operating subsidiaries in the ordinary course of business. The principal components of our operating cash flows have historically been the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes.
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
     Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the year after the policy is written while our claim payments are generally paid over an extended period of time after a claim is initially recorded as an incurred loss. A general indication of the delay in the time between the occurrence of losses and the payment of losses is the ratio of paid to incurred losses, which is computed by dividing paid losses for the period by incurred losses. Our paid to incurred loss ratios for the six months ended June 30, 2006 and 2005 are 60.2% and 48.1%, respectively. During the first half of 2006 our claims closure rate has been greater than the first half of 2005 and we have also made final settlement payments on a number of larger claims, leading to an increase in this ratio. At the same time the inventory of open claims has decreased.
     Our operating activities provided positive cash flow of $96.7 million for the six months ended June 30, 2006, as compared to cash provided by operations of $162.5 million for the six months ended June 30, 2005. The reduction in cash flows is chiefly due to the purchase of trading securities in 2006 as discussed below. In 2006 as compared to 2005, our cash flows from operations (exclusive of trading security purchases) reflect improved investment earnings and higher premium collections offset by higher payments for losses and underwriting expenses. The overall improvement in the profitability of continuing operations increased taxes paid in 2006 as compared to 2005.
     During the second quarter of 2006, we purchased $50.0 million in inflation indexed fixed maturity securities as a part of our overall investment strategy. Because we expect to routinely trade these securities, they are considered to be held in a trading portfolio. For cash flow purposes, generally accepted accounting principles specify that purchases and sales of trading securities are classified as operating activities whereas purchases and sales of short term investments and available-for-sale securities are classified as investment activities. The initial purchase of these securities reduced our 2006 operating cash flows by $50 million. The portfolio has no significant effect on our liquidity, since the securities purchased are highly liquid.
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in determining the expected future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the cash flows being generated by our operations and the relatively short duration of our investments we do not foresee any such shortfall.

     We invest most of the cash generated from operations into debt and equity securities. We held cash and cash equivalents of approximately $26.6 million at June 30, 2006 and $34.5 million at December 31, 2005.
     Our investment in short-term securities at June 30, 2006 is $197.6 million as compared to $93.1 million at December 31, 2005. A significant portion of the increase represents proceeds from the sale of the MEEMIC companies that have not yet been fully invested. We have elected to hold more funds in short-term securities during 2006 in order to increase our investment flexibility in a rising rate environment.
     In second quarter 2006 we allocated a portion of our investment portfolio to Treasury Inflation Protected Securities (TIPS) which are inflation-indexed bonds issued by the U.S. Treasury to provide additional diversification to our investment holdings. To maximize our return on this investment class it is anticipated these securities will be actively traded. For this reason we have classified these securities as trading.
     Available-for-sale fixed maturity securities comprised 88% of our total investments as compared to 92% at December 31, 2005. The change in the mix of our investment portfolio is being driven by the increase in short-term investments previously discussed along with the increase in trading securities. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available for sale fixed maturities have a dollar weighted average rating of “AA+” at June 30, 2006. Our investment policy implements an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average effective duration of our available for sale fixed maturity securities at June 30, 2006 is 3.9 years; the weighted average effective duration of our available for sale fixed maturity securities and our short-term securities combined is 3.6 years.
     Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. Bond interest rates have increased since December 31, 2005 and as a result average bond market values have decreased. On a pre-tax basis, at June 30, 2006 our available-for-sale fixed maturity securities had net unrealized losses of $59.9 million, with unrealized losses totaling $66.3 million and unrealized gains totaling $6.4 million. At December 31, 2005, on a pre-tax basis, our available-for-sale fixed maturity securities had net unrealized losses of $15.2 million with unrealized losses totaling $30.3 million and unrealized gains totaling $15.1 million. The declines in value are almost entirely interest-rate related. Due to the short duration of our portfolio and our strong operating cash flows, we believe we have the ability to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other than temporary.
     At June 30, 2006, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios, and equity-type holdings included in other investments) totaled $63.6 million, representing approximately 2% of our total investments, and approximately 7% of our capital. There has been no significant change in equity holdings since December 31, 2005.
     For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     Our long-term debt at June 30, 2006 is comprised of the following:

	Due	Rate	2006
	$ In thousands
Convertible debentures, net of unamortized original issuer’s discounts of $2,071 at June 30, 2006.	June 2023	3.9%, fixed	$105,529
2034 Subordinated debentures	April – May 2034	9.0%, Libor adjusted	46,395
2032 Subordinated debentures	December 2032	9.3%, Libor adjusted	15,464

			$167,388

     We may redeem the Convertible Debentures on or after July 7, 2008 with notice. If the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of any quarter, holders of the Convertible Debentures may convert their debentures during the following quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was not met during the quarter ended June 30, 2006.
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
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW judgment”). By order of September 30, 2005, the trial court denied all post-trial relief sought by NCRIC and NCRIC has appealed the judgment. ProAssurance has established a liability for this judgment of $20.3 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
Overview
     We are an insurance holding company and our operating results are almost entirely derived from the operations of our insurance subsidiaries. Our core operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, NCRIC, Inc., Physicians Insurance Company of Wisconsin, Inc. (effective August 1, 2006), and Red Mountain Casualty Insurance Company, Inc.; all principally write professional liability insurance. We also write a limited amount of medical professional liability insurance through Woodbrook Casualty Insurance, Inc.

Results of Operations
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	$ in thousands
Revenues:
Gross premiums written	$106,805	$104,037	$2,768	$288,991	$267,434	$21,557

Net premiums written	$96,381	$91,506	$4,875	$268,962	$244,149	$24,813

Premiums earned	$150,141	$137,833	$12,308	$302,889	$277,835	$25,054
Premiums ceded	(12,721)	(11,630)	(1,091)	(23,039)	(22,904)	(135)

Net premiums earned	137,420	126,203	11,217	279,850	254,931	24,919
Net investment income	35,637	23,303	12,334	69,999	46,080	23,919
Net realized investment gains (losses)	(754)	680	(1,434)	(610)	1,933	(2,543)
Other income	1,489	1,181	308	2,744	2,394	350

Total revenues	173,792	151,367	22,425	351,983	305,338	46,645

Expenses:
Losses and loss adjustment expenses	113,209	111,902	1,307	234,807	231,759	3,048
Reinsurance recoveries	(10,099)	(8,778)	(1,321)	(20,565)	(18,185)	(2,380)

Net losses and loss adjustment expenses	103,110	103,124	(14)	214,242	213,574	668
Underwriting, acquisition and insurance expenses	25,914	21,506	4,408	52,367	43,294	9,073
Interest expense	2,632	2,031	601	5,188	4,167	1,021

Total expenses	131,656	126,661	4,995	271,797	261,035	10,762

Income from continuing operations before income taxes	42,136	24,706	17,430	80,186	44,303	35,883
Income taxes	12,145	6,395	5,750	22,360	11,396	10,964

Income from continuing operations	29,991	18,311	11,680	57,826	32,907	24,919
Income from discontinued operations, net of tax	—	9,154	(9,154)	109,441	16,495	92,946

Net Income	$29,991	$27,465	$2,526	$167,267	$49,402	$117,865

Continuing Operations:
Net loss ratio	75.0%	81.7%	(6.7)	76.6%	83.8%	(7.2)
Underwriting expense ratio	18.9%	17.0%	1.9	18.7%	17.0%	1.7

Combined ratio	93.9%	98.7%	(4.8)	95.3%	100.8%	(5.5)

Operating ratio	68.0%	80.2%	(12.2)	70.3%	82.7%	(12.4)

Return on equity*	13.3%	11.5%	1.8	13.8%	10.3%	3.5

*Annualized
     The 2006 improvement in the results of our continuing operations and our annualized ROE are attributable both to our success in reducing our net loss ratio and to increased net investment income.
     Net income for the six months ended June 30, 2006 is significantly higher than the same period in 2005 because 2006 net income includes a gain on the disposition of our personal lines operations of $109.4 million, net of tax and transactions costs.

The NCRIC Merger
     As our integration of NCRIC’s operations continues, the impact of the NCRIC merger is more difficult to separately identify. In certain markets, policies previously written by NCRIC are being renewed by other insurance subsidiaries in our organization in order to effectively utilize our capital. For the purposes of this report, the designation “Historical PRA” refers to results attributable to our pre-merger operations. “NCRIC” is the designation used to refer to amounts we estimate to be attributable to the NCRIC acquisition.
Reclassifications
     Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. In 2006, rental income from real estate holdings is included in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. Rental income of $365,000 and $601,000 and real estate related expenses of $613,000 and $1.2 million for the three and six months ended June 30, 2005, respectively, were reclassified to conform to the 2006 presentation. The reclassification had no effect on income from continuing operations or net income.
Premiums

	Three Months Ended June 30				Six Months Ended June 30
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	$ in thousands
Gross premiums written	$106,805	$104,037	$2,768	2.7%	$288,991	$267,434	$21,557	8.1%

Premiums earned	$150,141	$137,833	$12,308	8.9%	$302,889	$277,835	$25,054	9.0%
Premiums ceded	(12,721)	(11,630)	(1,091)	9.4%	(23,039)	(22,904)	(135)	0.6%

Net premiums earned	$137,420	$126,203	$11,217	8.9%	$279,850	$254,931	$24,919	9.8%

Gross Premiums Written
     Gross written premiums for the three and six months ended June 30, 2006 increased by $2.8 million and $21.6 million respectively as compared to the same periods in 2005. Premiums written for physician coverages increased $8.6 million for the three-month period and $28.1 million for the six-month period. Partially offsetting the increased premiums for physician coverages were decreases in premiums written for other coverages, principally hospitals and facilities, of $6.0 million for the three-month period and $7.5 million for the six-month period.
     Premiums for physician coverages continue to comprise most of our business, representing approximately 87% and 91% of our total gross written premiums for the three and six months ended June 30, 2006 and 81% and 88% of our total gross written premiums for the three and six months ended June 30, 2005.
     Renewed NCRIC policies, which follow a seasonal pattern that is heavily weighted to the first and third quarters, contributed physician premiums of approximately $10 million during the three months ended June 30, 2006 and $39 million during the six-month period. Offsetting the additional premiums from NCRIC was a lower level of premiums from our Historical PRA book of business. Price based competition, particularly in the Midwest and Florida, has resulted in some attrition of our insureds and has also reduced the amount of new business written in 2006 compared to 2005. We remain committed to an adequate rate structure and we have foregone business that we believed could not be written at our profit goals.
     Our overall retention rate related to the number of standard physician risks that we insure was 88% and 87% for the three and six months ended June 30, 2006. This is an improvement as compared to the 85% retention that we experienced during both the three and the six-month periods of 2005.

     In response to slower growth in loss costs, we have implemented smaller price increases or have held rates constant in some markets. Our average rate increase on physician renewals was approximately 5% and 4% for the three and six months ended June 30, 2006 as compared to 13% and 12% for the three and six months ended June 30, 2005.
     Premiums for hospital and facility coverages represent approximately 8% and 5% of our total gross written premiums for the three and six months ended June 30, 2006. Individual policies for these coverages can carry large amounts of premium, and the decline in premiums during the second quarter of 2006 is principally attributable to the non-renewal of several large policies. This segment of our business is highly price sensitive. Our focus is on maintaining adequate margins in the policies we sell and we have chosen not to compete primarily on price. Premiums for these coverages can fluctuate widely from period to period.
Premiums Earned
     Because premiums are generally earned pro rata over the entire policy period after the policy is written, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year.
     The increase in earned premiums for the three and six months ended June 30, 2006 reflects additional earned premium as a result of the NCRIC acquisition offset by lower earned premium from the Historical PRA book of business. Earned premiums from our Historical PRA book of business reflects on a pro rata basis the changes in written premiums that occurred during 2006 and 2005.
Premiums Ceded
     Premiums ceded represent the portion of earned premiums that we pay our reinsurers for their assumption of a portion of our losses. In the second quarter of 2006 we ceded approximately 8.5 % of our earned premiums, consistent with the second quarter of 2005. For the six-month period we ceded approximately 7.6% of earned premium compared to 8.2% in 2005. The year-to-date difference is primarily the result of the commutation of our outstanding reinsurance arrangements with the Converium group of companies during the first quarter of 2006. The commutation had the effect of reducing ceded premiums by $2.7 million in the first quarter.
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

     The following tables summarize net losses and net loss ratios for the three and six months ended June 30, 2006 and 2005 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	In millions
Current accident year	$111.1	$108.1	$3.0	$226.2	$218.6	$7.6
Prior accident years	(8.0)	(5.0)	(3.0)	(12.0)	(5.0)	(7.0)

Calendar year	$103.1	$103.1	$—	$214.2	$213.6	$0.6

	Net Loss Ratios
	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Current accident year	80.9%	85.7%	(4.8)	80.8%	85.7%	(4.9)
Prior accident years	(5.9%)	(4.0%)	(1.9)	(4.2%)	(1.9%)	(2.3)

Calendar year	75.0%	81.7%	(6.7)	76.6%	83.8%	(7.2)

     We have focused for several years on developing and maintaining adequate rates. The improvement in current accident year net loss ratios in 2006 principally reflects the benefit of more adequate rates in 2005 and 2006. While current accident year net losses have increased in both the quarter and year-to-date periods, this is the result of the increase in insured risks. As a percentage of net earned premiums (the net loss ratio) current accident year net losses have declined 4.8 points and 4.9 points in the quarter and six-month period, respectively. The decline in the current accident year net loss ratio is attributable to the improved rate adequacy we are currently achieving.
     During the three and six-month periods ended June 30, 2006 we recognized favorable development of $8.0 million and $12.0 million, respectively, related to our previously established reserves, primarily to reflect reductions in our estimates of claim severity. The favorable results principally affect accident years 2003 and 2004.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Net Investment Income and Net Realized Investment Gains (Losses)

	Three Months Ended				Six Months Ended
	June 30				June 30
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)

	$ In thousands
Net investment income	$35,637	$23,303	$12,334	52.9%	$69,999	$46,080	$23,919	51.9%
     Net investment income is primarily derived from the interest income earned by our fixed maturity securities and includes interest income from short-term, trading portfolio and cash equivalent investments, dividend income from equity securities, earnings from other investments and increases in the cash surrender value of business owned executive life insurance contracts. Investment fees and expenses are deducted from investment income.
     The 2006 increase in net investment income as compared to 2005 is due to several factors, the most significant being higher average invested funds during 2006. The proceeds from the sale of the MEEMIC companies in January, the NCRIC merger, and positive cash flow generated by our insurance operations significantly increased average invested funds during both the three and the six-month periods ended June 30, 2006 as compared to the same periods in 2005. The additional income earned on the proceeds received in the MEEMIC sale approximated $4.4 million during the three-month period and $8.3 million during the six-month period.
     Rising market interest rates of the past several years have further contributed to the improvement in net investment income. We have been able to invest new and matured funds at higher rates and this has steadily increased the average yield of our portfolio. Our average yields for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Average income yield	4.4%	4.2%	4.3%	4.1%
Average tax equivalent income yield	5.1%	4.8%	5.0%	4.7%
     The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

	In thousands
Net gains (losses) from sales	$(70)	$678	$586	$2,010
Other-than-temporary impairment losses	(88)	—	(659)	(40)
Trading portfolio gains (losses)	(596)	2	(537)	(37)

Net realized investment gains (losses)	$(754)	$680	$(610)	$1,933

Underwriting, Acquisition and Insurance Expenses

	Three Months Ended				Six Months Ended
	June 30				June 30
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	$ in thousands
Underwriting, acquisition and insurance expenses	$25,914	$21,506	$4,408	20.5%	$52,367	$43,294	$9,073	21.0%
     The increase in underwriting, acquisition and insurance expenses in 2006 reflects additional costs related to the addition of NCRIC operations, higher compensation costs, including stock-based compensation costs, and an increase in Guaranty Fund assessments.
     The adoption of SFAS 123(R) added compensation expense of $956,000 (0.7% of net premiums earned) and $3.0 million (1.1% of net premiums earned) for the three- and six-month periods ended June 30, 2006, respectively. Such expenses were higher in the first quarter as compared to the second quarter principally because awards granted in 2006 to retirement eligible employees were expensed in their entirety in the first quarter of 2006, in accordance with the guidance of SFAS 123R.
     Guaranty Fund assessments were $995,000 (0.7% of net premiums earned) and $1.1 million (0.4% of net premiums earned) for the three and six months ended June 30, 2006, respectively, as compared to refunds of approximately $212,000 and $114,000 for the three and six months ended June 30, 2005, respectively. The increase in Guaranty Fund expenses is principally attributable to an assessment by the Florida Insurance Guaranty Association, Inc. for $1.2 million. We will have the ability to recoup this expense with a premium surcharge to our Florida insureds.

	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Underwriting Expense Ratio	18.9%	17.0%	1.9	18.7%	17.0%	1.7
     The increase in the underwriting expense ratio for the three and six-month periods ended June 30, 2006 is principally attributable to higher compensation expenses due to the adoption of SFAS 123(R) and to the increase in Guaranty Fund assessments. The additional NCRIC expenses had little effect on the expense ratio due to the corresponding increase in earned premium resulting from the acquisition.

Interest Expense
     Interest expense increased in the three and six months ended June 30, 2006 as compared to the same periods in 2005 primarily because the amount of debt outstanding was higher in 2006 and because interest rates increased in 2006. The amount of debt outstanding was increased in August 2005 when we added the 2032 Debentures of $15.5 million as a part of the NCRIC transaction. Our Convertible Debentures have a fixed interest rate; our Subordinated Debentures have variable rates. See Note 8 of our Consolidated Financial Statements included herein for more information regarding our Debentures.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Statutory rate	35%	35%	35%	35%
Tax-exempt income	(7.6%)	(9.5%)	(8.1%)	(10.1%)
Other	1.4%	0.4%	1.0%	0.8%

Effective tax rate	28.8%	25.9%	27.9%	25.7%

     The increase in our 2006 effective tax rate is the result of our tax-exempt income being a smaller percentage of total income than in prior periods.

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
     As of June 30, 2006, our fair value investment in fixed maturity securities was $2.8 billion. These securities are subject primarily to interest rate risk and credit risk. To date, we have not entered into transactions that require treatment as derivatives pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted.
Interest Rate Risk
     Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. Excluding our investment in TIPS, we do not invest in fixed maturity securities for trading purposes and believe we are in a position to keep our available for sale fixed income investments until recovery of book value or maturity.
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of June 30, 2006.

	June 30, 2006			December 31, 2005
	Portfolio	Change in	Effective	Portfolio	Effective
	Value	Value	Duration	Value	Duration
Interest Rates	Millions	Millions	Years	Millions	Years

200 basis point rise	$2,548	$(208)	3.97	$2,218	4.07
100 basis point rise	$2,650	$(106)	3.82	$2,310	4.02
Current rate *	$2,756	$—	3.85	$2,403	3.91
100 basis point decline	$2,863	$107	3.70	$2,498	3.82
200 basis point decline	$2,968	$212	3.62	$2,595	3.59

*	Current rates are as of June 30, 2006 and December 31, 2005.
     At June 30, 2006, the fair value of our investment in preferred stocks was $2.0 million, including net unrealized losses of $57,000. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.
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
     ProAssurance’s cash and short-term investment portfolio at June 30, 2006 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of June 30, 2006, 98.5% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.
Equity Price Risk
     At June 30, 2006 the fair value of our investment in common stocks was $13.4 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $14.7 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $12.1 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

Item 4. Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

Forward-Looking Statements
          Any written or oral statements made in this report, may include forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are identified by words such as, but not limited to, “anticipate”, “believe”, “estimate”, “expect”, “hope”, “hopeful”, “intend”, “may”, “optimistic”, “preliminary”, “project”, “should”, “will” and other analogous expressions. Forward-looking statements relating to our business include among other things, statements concerning: liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of obligations under indebtedness, payment of dividends, and other matters. In addition, forward-looking statements may also relate to the merger between ProAssurance and PIC Wisconsin as well as the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the combined company including, without limitation, statements relating to the benefits of the merger, such as future financial and operating results, cost savings, enhanced revenues and the accretion to reported earnings that may be realized from the merger and statements regarding certain of ProAssurance’s and/or PIC Wisconsin’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance.
          Risks that could adversely affect our operations or cause actual results to differ materially from anticipated results include, but are not limited to, the following:
–	general economic conditions, either nationally or in our market area, that are worse than anticipated;

–	regulatory and legislative actions or decisions that adversely affect business plans or operations;

–	price competition;

–	inflation and changes in the interest rate environment;

–	performance of financial markets and/or changes in the securities markets that adversely affect the fair value of investments or operations;

–	changes in laws or government regulations affecting medical professional liability insurance;

–	changes to our ratings assigned by rating agencies;

–	the effect of healthcare changes, including managed care;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of reinsurance;

–	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

–	our ability to achieve continued growth through organic growth, expansion into other states or through acquisitions or business combinations;

–	changes in accounting policies and practices, that may be adopted by our regulatory agencies and the Financial Accounting Standards Board;

–	changes in our organization, compensation and benefit plans; and

–	any other factors listed or discussed in the reports we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.
            Risks that could adversely affect our transaction with PIC Wisconsin include but are not limited to the following:
–	the business of ProAssurance and PIC Wisconsin may not be combined successfully, or such combination may take longer to accomplish than expected;

–	the cost savings from the merger may not be fully realized or may take longer to realize than expected; and

–	operating costs, customer loss and business disruption following the merger, including adverse effects on relationships with employees and agents, may be greater than expected.
          Because these forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements, and the factors that will determine these results are beyond our ability to control or predict.
          For additional information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please see “Risk Factors” beginning on page 13 of the 2005 Form 10K.

Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
     See Note 10 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     See “Risk Factors - Risks related to the merger” on pages 11 to 13 of our Form S-4, Amendment No. 1 , filed on June 2, 2006 (Registration No 333-131874).
ITEM 6. EXHIBITS
31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

99.5	Pages 11 to 13 in Registration Statement on Form S-4 Amendment No. 1, filed on June 2, 2006 (Registration No 333-131874) incorporated by reference in Item 1A of Part II of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
August 8, 2006	/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr., Chief Financial Officer
(Duly authorized officer and principal financial officer)