Form 10-Q
period 2006-09-30
PROASSURANCE CORP
filed 2006-11-08
CIK 1127703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 27, 2006 there were 33,212,060 shares of the registrant’s common stock outstanding.

ProAssurance Corporation
Form 10Q

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30	December 31
	2006	2005

Assets
Investments
Fixed maturities available for sale, at fair value	$3,052,315	$2,403,450
Fixed maturities, trading, at fair value	46,776	—
Equity securities, available for sale, at fair value	11,408	10,018
Equity securities, trading, at fair value	5,862	5,181
Short-term investments	239,442	93,066
Business owned life insurance	58,144	56,436
Other	48,094	46,168

Total investments	3,462,041	2,614,319

Cash and cash equivalents	23,568	34,506
Premiums receivable	126,486	106,549
Receivable from reinsurers on unpaid losses and loss adjustment expenses	390,613	327,693
Prepaid reinsurance premiums	20,250	20,379
Deferred taxes	121,025	103,935
Real estate, net	23,338	16,623
Other assets	163,060	117,596
Assets of discontinued operations	—	567,779

	$4,330,381	$3,909,379

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,588,954	$2,224,436
Unearned premiums	288,445	264,258
Reinsurance premiums payable	100,716	83,314

Total policy liabilities	2,978,115	2,572,008
Other liabilities	91,239	67,572
Long-term debt	179,066	167,240
Liabilities of discontinued operations	—	337,513

Total liabilities	3,248,420	3,144,333
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,330,991 and 31,230,647 shares issued, respectively	333	312
Additional paid-in capital	494,562	387,739
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $326 and ($4,755), respectively	602	(8,834)
Retained earnings	586,520	385,885

	1,082,017	765,102
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	1,081,961	765,046

	$4,330,381	$3,909,379

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2005	$765,046	$(8,834)	$385,885	$387,995

Net income	200,635	—	200,635	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments:
Continuing operations	9,063	9,063	—	—
Discontinued operations	373	373	—	—

Common stock issued as compensation	3,027	—	—	3,027

Equity issued in purchase transaction:
Common stock issued	99,128	—	—	99,128

Stock-based compensation:
Continuing operations	3,808	—	—	3,808
Discontinued operations	642	—	—	642

Common stock options exercised	239	—	—	239

Balance at September 30, 2006	$1,081,961	$602	$586,520	$494,839

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2004	$611,019	$24,397	$272,428	$314,194

Net income	78,739	—	78,739	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments:
Continuing operations	(20,968)	(20,968)	—	—
Discontinued operations	(3,543)	(3,543)	—	—

Common stock issued as compensation	2,048	—	—	2,048

Equity issued in purchase transaction:
Common stock issued	67,196	—	—	67,196
Fair value of option assumed	192	—	—	192

Common stock options exercised	3,789	—	—	3,789

Balance at September 30, 2005	$738,472	$(114)	$351,167	$387,419

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenues:
Gross premiums written	$163,273	$167,308	$452,264	$434,741

Net premiums written	$152,043	$155,842	$421,004	$399,991

Premiums earned	$163,043	$159,067	$465,932	$436,901
Premiums ceded	(13,599)	(14,104)	(36,637)	(37,009)

Net premiums earned	149,444	144,963	429,295	399,892
Net investment income	38,623	25,280	108,622	71,361
Net realized investment gains (losses)	(510)	(618)	(1,120)	1,315
Other income	1,688	1,105	4,431	3,501

Total revenues	189,245	170,730	541,228	476,069

Expenses:
Losses and loss adjustment expenses	124,165	132,137	358,972	363,896
Reinsurance recoveries	(10,128)	(14,239)	(30,693)	(32,423)

Net losses and loss adjustment expenses	114,037	117,898	328,279	331,473
Underwriting, acquisition and insurance expenses	25,859	23,498	78,226	66,792
Interest expense	2,886	2,290	8,074	6,457

Total expenses	142,782	143,686	414,579	404,722

Income from continuing operations before income taxes	46,463	27,044	126,649	71,347

Provision for income taxes:
Current expense (benefit)	17,425	7,815	42,524	19,756
Deferred expense (benefit)	(4,330)	(988)	(7,069)	(1,533)

	13,095	6,827	35,455	18,223

Income from continuing operations	33,368	20,217	91,194	53,124

Income from discontinued operations, net of tax	—	9,120	109,441	25,615

Net income	$33,368	$29,337	$200,635	$78,739

Basic earnings per share:
Income from continuing operations	$1.03	$0.66	$2.88	$1.79
Income from discontinued operations	—	0.30	3.46	0.86

Net income	$1.03	$0.96	$6.34	$2.65

Diluted earnings per share:
Income from continuing operations	$0.96	$0.63	$2.71	$1.70
Income from discontinued operations	—	0.27	3.17	0.79

Net income	$0.96	$0.90	$5.88	$2.49

Weighted average number of common shares outstanding:
Basic	32,551	30,480	31,640	29,700

Diluted	35,438	33,345	34,525	32,546

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Comprehensive income, after tax:
Continuing operations:
Income from continuing operations	$33,368	$20,217	$91,194	$53,124
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	38,095	(17,744)	9,063	(20,968)

Comprehensive income, continuing operations	$71,463	$2,473	$100,257	$32,156

Discontinued operations:
Income from discontinued operations	$—	$9,120	$109,441	$25,615
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	—	(2,217)	373	(3,543)

Comprehensive income, discontinued operations	$—	$6,903	$109,814	$22,072

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2006	2005

Continuing Operations:
Operating Activities
Net income	$200,635	$78,739
Income from discontinued operations, net of tax	—	(25,615)
Gain on sale of discontinued operations	(164,006)	—
Depreciation and amortization	15,225	18,140
Net realized investment (gains) losses	1,120	(1,315)
Net purchases of trading portfolio securities	(47,378)	(669)
Stock-based compensation	3,808	—
Changes in assets and liabilities:
Premiums receivable	4,404	12,869
Reserve for losses and loss adjustment expenses	138,644	173,835
Unearned premiums	(13,458)	(2,414)
Reinsurance related assets and liabilities	294	3,024
Other	(4,820)	(5,985)

Net cash provided by operating activities of continuing operations	134,468	250,609

Investing Activities
Purchases of:
Fixed maturities available for sale	(1,913,786)	(680,929)
Equity securities available for sale	—	(632)
Other investments	—	(2,386)
Proceeds from sale or maturities of:
Fixed maturities available for sale	1,505,036	492,547
Equity securities available for sale	33,577	44,421
Net (increase) decrease in short-term investments	(138,576)	(109,242)
Cash proceeds, net of sale expenses of $4,080 from sale of discontinued operations	371,038	—
Other	(3,665)	(1,249)

Net cash used by investing activities of continuing operations	(146,376)	(257,470)

Financing Activities
Cash received from options exercised	119	3,640
Excess tax benefit from options exercised	851	—

Net cash provided by financing activities of continuing operations	970	3,640

Increase (decrease) in cash and cash equivalents	(10,938)	(3,221)
Cash and cash equivalents at beginning of period	34,506	20,698

Cash and cash equivalents at end of period	$23,568	$17,477

Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	$—	$31,750
Net cash provided by (used in) investing activities of discontinued operations	—	(28,476)
Net cash provided by (used in) financing activities of discontinued operations	—	—

Increase (decrease) in cash and cash equivalents	—	3,274
Cash and cash equivalents at beginning of period	—	9,386

Cash and cash equivalents at end of period	$—	$12,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid, net of refunds (including $54.6 million paid in 2006 related to the sale of discontinued operations)	$89,040	$27,830

SIGNIFICANT NON-CASH TRANSACTIONS:
Fixed maturities securities received as proceeds from sale of discontinued operations	$24,819	$—

Common stock issued in acquisition	$99,128	$67,196

See accompanying notes

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance’s December 31, 2005 report on Form 10-K.
Reclassifications
     Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. In 2006, rental income from real estate holdings is included in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. To conform to the 2006 financial statement presentation, rental income of $213,000 and $814,000 and real estate related expenses of $645,000 and $1.9 million were reclassified for the three and nine months ended September 30, 2005, respectively. The reclassification had no effect on income from continuing operations or net income.
Accounting Changes
     On December 16, 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), which superseded Accounting Principles Board (APB) 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. ProAssurance adopted SFAS 123(R) on January 1, 2006, the required effective date, using the “modified prospective” method permitted by the statement. The disclosures required by SFAS 123(R) are provided in Note 12.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. ProAssurance will adopt FIN 48 as of January 1, 2007, as required. ProAssurance has not determined the effect, if any, the adoption of FIN 48 will have on ProAssurance’s financial position and results of operations. The cumulative effect of adopting FIN 48, if any, will be recorded in retained earnings.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
2. Acquisitions
     ProAssurance acquired 100% of the outstanding shares of Physicians Insurance Company of Wisconsin, Inc. and its subsidiaries (PIC Wisconsin) effective August 1, 2006 as a means of expanding the distribution of its professional liability insurance products geographically. PIC Wisconsin is an insurance company that sells professional liability insurance to physicians and groups of physicians, dentists and hospitals principally in the State of Wisconsin and other Midwestern states.
     Under the terms of the agreement, each share of PIC Wisconsin stock was converted into 102.75 shares of ProAssurance stock. In the determination of the purchase price each ProAssurance share was valued at $49.76 which is the average ProAssurance common stock price for three days before and after July 31, 2006, the date on which the number of shares issued was determined. The acquisition was accounted for as a purchase transaction in accordance with SFAS 141 and the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Goodwill of $37.7 million was recognized equal to the excess of the purchase price over the fair values of the identifiable net assets acquired. The goodwill is not expected to be tax deductible.
     The fair values of PIC Wisconsin’s reserve for losses and loss adjustment expenses and related reinsurance recoverables were estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and include a risk premium and a profit margin. In determining the fair value estimate, management discounted PIC Wisconsin’s historical undiscounted net loss reserve, which was based on recent actuarial reviews, to present value assuming a discount rate of 4.86%, the risk free treasury rate on August 1, 2006 for maturities of approximately 4 years, which is the average estimated duration of the reserves. The discounting pattern was actuarially developed from PIC Wisconsin’s historical loss data. An expected profit margin of 5.00% was applied to the discounted loss reserves, which is consistent with management’s understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing partner in the purchase of loss reserves). Additionally, in consideration of the long-tail nature and the related high degree of uncertainty of such reserves, an estimated risk premium of 5.00% was applied to the discounted reserves. The above calculations resulted in a fair value which was not materially different than PIC Wisconsin’s historical reserves and therefore did not result in an adjustment to PIC Wisconsin’s carried reserve for loss and loss adjustment expense.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
2. Acquisitions (continued)
     The following chart summarizes the total cost of the acquisition and the allocation of the purchase price:

In millions
Fair value of approximately 2.0 million ProAssurance common shares issued based on a fair value of $49.76 per share	$99.1
Other acquisition costs	4.6

Aggregate purchase price	103.7

Assets (liabilities) acquired, at fair value:
Fixed maturities available for sale	199.3
Equity securities, available for sale	34.4
Short-term investments	7.8
Premiums receivable	24.3
Receivable from reinsurers on unpaid losses and loss adjustment expenses	55.6
Other assets	43.6
Reserve for losses and loss adjustment expenses	(225.9)
Unearned premiums	(37.6)
Surplus notes	(11.6)
Other liabilities	(23.9)

Fair value of net assets acquired	66.0

Excess of purchase price over fair value of net assets acquired, recognized as goodwill	$37.7

     ProAssurance acquired 100% of the outstanding shares of NCRIC Corporation and its subsidiaries (NCRIC) on August 3, 2005 and PRA’s consolidated results since the acquisition date include NCRIC activity. For additional information regarding the NCRIC acquisition see Note 2 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2005 Annual Report on Form 10K.
3. Discontinued Operations
     Effective January 1, 2006 ProAssurance sold its wholly owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies) to Motors Insurance Corporation, a subsidiary of GMAC Insurance Holdings, Inc., for total consideration of $400 million before taxes and transaction expenses. The MEEMIC Companies were the only active entities of ProAssurance’s personal lines operations.
     ProAssurance acquired ConsiCare, a non-insurance subsidiary, as a part of the acquisition of NCRIC in August 2005. ConsiCare was sold in December 2005.
     In accordance with SFAS 144, the assets, liabilities and operating results attributed to the personal lines operations and the operating results of ConsiCare are reported as discontinued operations in the Condensed Consolidated Financial Statements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
3. Discontinued Operations (continued)
     The following tables provide detailed information regarding the financial statement lines identified as discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		In thousands
Personal Lines results:
Net premiums earned	$—	$46,753	$—	$141,082
Net investment income	—	3,230	—	9,337
Other revenues	—	630	—	2,371
Net losses and loss adjustment expenses	—	(24,747)	—	(81,458)
Underwriting, acquisition and insurance expenses	—	(12,040)	—	(33,430)
Gain from sale of discontinued operations	—	—	164,006	—
Provision for income taxes	—	(4,661)	(54,565)	(12,242)

Personal lines results, net of tax	$—	$9,165	$109,441	$25,660
ConsiCare results, net of tax	—	(45)	—	(45)

Income from discontinued operations, net of tax	$—	$9,120	$109,441	$25,615

December 31, 2005
In thousands
Assets of Discontinued Operations:
Fixed maturities available for sale, at fair value	$261,896
Cash and cash equivalents	52,721
Premiums receivable	15,063
Receivable from reinsurers on unpaid losses and loss adjustment expenses	171,820
Other assets	66,279

Total	$567,779

Liabilities of Discontinued Operations:
Reserve for losses and loss adjustment expenses	$252,294
Unearned premiums	65,429
Other liabilities	19,790

Total	$337,513

     ProAssurance paid taxes of $54.6 million in 2006 related to the sale of the personal lines. The accompanying Statement of Cash Flows reflects the payment of these taxes as an operating activity and reflects the cash proceeds from the sale as an investing activity.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	September 30, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
		In thousands
Fixed maturities	$3,054,401	$24,103	$(26,189)	$3,052,315
Equity securities	8,390	3,085	(67)	11,408

	$3,062,791	$27,188	$(26,256)	$3,063,723

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Losses)	Value
		In thousands
Fixed maturities	$2,418,621	$15,128	$(30,299)	$2,403,450
Equity securities	7,858	2,295	(135)	10,018

	$2,426,479	$17,423	$(30,434)	$2,413,468

     Proceeds from sales of available-for-sale fixed maturities and equity securities during the nine months ended September 30, 2006 and 2005 are $1.3 billion and $350.4 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $1.1 billion and $132.8 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $1.3 billion and $72.9 million during the same respective periods.
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		In thousands
Gross realized gains	$1,242	$641	$1,995	$3,433
Gross realized (losses)	(2,030)	(572)	(2,197)	(1,354)
Other than temporary impairment (losses)	(372)	(729)	(1,031)	(769)
Trading portfolio gains (losses)	650	42	113	5

Net realized investment gains (losses)	$(510)	$(618)	$(1,120)	$1,315

5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
6. Deferred Policy Acquisition Costs
     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Income from continuing operations includes amortization of deferred policy acquisition costs, net of ceding commissions earned, of $14.1 million and $41.0 million for the three and nine months ended September 30, 2006, respectively. Amortization of deferred policy acquisition costs, net of ceding commissions

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
6. Deferred Policy Acquisition Costs (continued)
earned, was $14.1 million and $40.4 million for the three and nine months ended September 30, 2005, respectively.
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
     ProAssurance recognized favorable net loss development of $11.0 million and $23.0 million related to previously established reserves during the three and nine months ended September 30, 2006, respectively, primarily to reflect reductions in the Company’s estimates of claim severity. The favorable results principally affect accident years 2003 and 2004. Favorable net loss development of $5.0 million and $10.0 million was recognized during the three and nine months ended September 30, 2005, respectively, to reflect slight reductions in estimated claim severity for accident years 2002 and prior.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
8. Long-term Debt
     Outstanding long-term debt, as of September 30, 2006 and December 31, 2005, consisted of the following:

		September 30	December 31
		2006	2005
		In thousands
Convertible Debentures due June 2023 (the Convertible Debentures), unsecured principal amount of $107.6 million bearing a fixed interest rate of 3.9%, net of discounts of $2.0 million at September 30, 2006 and $2.2 million at December 31, 2005, respectively.		$105,602	$105,381

Trust Preferred Subordinated Debentures (the Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

	9/30/2006

Due	Rate

April 2034	9.3%	13,403	13,403
May 2034	9.3%	10,310	10,310
May 2034	9.3%	22,682	22,682
December 2032	9.4%	15,464	15,464

Surplus Notes due May 2034 (the Surplus Notes), unsecured principal amount of $12.0 million bearing a fixed interest rate of 7.7%, net of discount of $0.4 million.		11,605	—

		$179,066	$167,240

Debt Assumed in PIC Wisconsin Acquisition
     The Surplus Notes were assumed in ProAssurance’s acquisition of PIC Wisconsin and are unsecured obligations of PIC Wisconsin, subordinated and junior in the right of payment to the prior payment in full of all Senior Claims and Senior Indebtedness of PIC Wisconsin. The Surplus Notes are not guaranteed by ProAssurance and are effectively subordinated to the indebtedness and other liabilities of ProAssurance Corp. and its subsidiaries, including insurance policy-related liabilities. PIC Wisconsin may redeem some or all of the Surplus Notes for cash beginning in May 2009.
     Interest is payable quarterly at a fixed annual rate of 7.71% until May 2009. Thereafter the Surplus Notes bear interest at a floating rate of London Interbank Offered Rates (LIBOR) + 3.85%. Each payment of interest and principal may be made only with the prior approval of the Office of the Commissioner of Insurance of the State of Wisconsin and only to the extent PIC Wisconsin has sufficient surplus to make such payment.
     The Surplus Notes were recorded at fair value on the acquisition date estimated in accordance with the purchase accounting requirement of SFAS 141. The resultant discount recorded at the acquisition date totaled $420,000 and is being amortized over the remaining expected life of the debt (until May 2009, the first redemption date) using the effective interest method. Such amortization is recorded in financial statements as an addition to interest expense.
Additional Information
     For additional information regarding the terms of the Convertible Debentures and the 2032 and 2034 Subordinated Debentures see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2005 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
8. Long-term Debt (continued)
Fair Value
     At September 30, 2006, the fair value of the Convertible Debentures is approximately 125% of face value based on available independent market quotes. At September 30, 2006, the fair value of the Surplus Notes approximates their carrying value and the fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.
9. Stockholders’ Equity
     At September 30, 2006 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights and the qualifications, limitations or restrictions of such shares. At September 30, 2006 the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.
10. Commitments and Contingencies
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). The judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $20.6 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. As required, ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
     ProAssurance is involved in various other legal actions arising primarily from claims against ProAssurance related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. The legal actions arising from these claims have been considered by ProAssurance in establishing its reserves. The outcome of all legal actions is not presently determinable. In particular, in the event that we or our insureds receive adverse verdicts, post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage purchased by its insureds; and ProAssurance may become a party to bad faith litigation over the amount of the judgment above an insured’s policy limits. However, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	In thousands, except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$33,368	$20,217	$91,194	$53,124
Income from discontinued operations, net of tax	—	9,120	109,441	25,615

Net income	$33,368	$29,337	$200,635	$78,739

Denominator:
Weighted average number of common shares outstanding	32,551	30,480	31,640	29,700

Basic earnings per share:
Income from continuing operations	$1.03	$0.66	$2.88	$1.79
Income from discontinued operations	—	0.30	3.46	0.86

Net income	$1.03	$0.96	$6.34	$2.65

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$33,368	$20,217	$91,194	$53,124
Effect of assumed conversion of contingently convertible debt instruments	742	742	2,226	2,226

Income from continuing operations–diluted computation	34,110	20,959	93,420	55,350
Income from discontinued operations, net of tax	—	9,120	109,441	25,615

Net income–diluted computation	$34,110	$30,079	$202,861	$80,965

Denominator:
Weighted average number of common shares outstanding	32,551	30,480	31,640	29,700
Assumed exercise of stock options/issuance of nonvested stock awards	315	293	313	274
Assumed conversion of contingently convertible debt instruments	2,572	2,572	2,572	2,572

Diluted weighted average equivalent shares	35,438	33,345	34,525	32,546

Diluted earnings per share:
Income from continuing operations	$0.96	$0.63	$2.71	$1.70
Income from discontinued operations	—	0.27	3.17	0.79

Net income	$0.96	$0.90	$5.88	$2.49

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
11. Earnings Per Share (continued)
     In accordance with SFAS 128 “Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options when the average stock price exceeds the option exercise price during the quarter and the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. During the nine months ended September 30, 2006 and 2005 certain of ProAssurance’s outstanding options were not considered to be dilutive because the exercise price of the options was above the average ProAssurance share price during the quarter. The average number of options not considered to be dilutive during the nine months ended September 30, 2006 and 2005 is approximately 201,000 and 210,000, respectively.
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
     ProAssurance adopted SFAS 123(R) using the modified-prospective method. Under the modified-prospective method, prior periods are not restated. However, for awards granted prior to the date of adoption that are unvested on the adoption date, compensation cost is recognized prospectively. In periods after adoption compensation cost is recognized over the remaining service period related to the award, based on amounts previously reported in the pro forma disclosures required under SFAS 123. Compensation cost is also recognized for awards granted after the effective adoption date based on the grant-date fair value of the award, calculated and recognized under the measurement provisions of SFAS 123(R). ProAssurance recognized, in continuing operations, compensation cost of approximately $850,000 and $3.8 million for the three and nine months ended September 30, 2006. A tax benefit of approximately $250,000 for the three months and $1.2 million for the nine months ended September 30, 2006 was recognized related to employee stock awards.
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan (the Plans). The Compensation Committee of the Board of Directors is responsible for the administration of the Plans.
     Options granted under the Plans since 2002 vest at a rate of 20% annually beginning six months after the grant date. Options granted prior to 2002 were fully vested at the grant date. The exercise price of each option granted is equal to the market price of the stock on the date of grant, and all have an original term of ten years. At September 30, 2006 there were approximately 1.1 million options outstanding under the Plans.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
12. Stock Options and Stock-based Payments (continued)
     ProAssurance granted 114,000 options to employees during 2006. The grant date fair value of 2006 option awards was estimated as $2.1 million; $18.61 per option on a weighted average basis. Fair values were estimated as of the date of grant using the Black-Scholes option pricing model, calculated separately for each option vesting unit. The input values used in the pricing model, on a weighted-average basis, are:

2006
Expected life	6.3 years
Risk-free interest rate	4.7%
Volatility	0.25
Dividend yield	0%
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
     The following table provides information regarding ProAssurance’s outstanding options:

		Weighted	Aggregate
		Average	Intrinsic	Weighted
		Exercise	Value	Average Remaining
	Options	Price	(in thousands) (1)	Contractual Term

Outstanding at December 31, 2005	1,162,863	$28.73
Exercised	(143,439)	$26.34	$3,443 (2)
Forfeited	(2,736)	$22.13	$74
Granted	114,000	$51.35	— (3)

Outstanding at September 30, 2006	1,130,688	$31.25	$20,386	6.6 years

Exercisable at September 30, 2006	732,392	$26.57	$16,623	5.4 years

Outstanding; vested or expected to vest at September 30, 2006	1,095,927	$31.01	$20,023	6.5 years

(1)	Intrinsic value is the difference in the market value of the stock at a given point in time and the option exercise price

(2)	As of the date of exercise

(3)	As of the date of grant: all options were granted with an exercise price equal to the market value of the stock
     As of September 30, 2006, approximately 265,000 options have vested in 2006, with an aggregate intrinsic value of $5.2 million.
     New shares are issued for options exercised. The above table includes options issued in conjunction with merger transactions. At December 31, 2005 there were approximately 60,000 such options, approximately 5,400 of which were exercised during the nine months ended September 30, 2006.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
12. Stock Options and Stock-based Payments (continued)
     As of September 30, 2006, unrecognized compensation cost related to non-vested options granted under ProAssurance’s stock compensation plans approximated $4.4 million. That cost is expected to be recognized over a weighted average period of 2.7 years.
     On March 8, 2006 ProAssurance also granted Performance Shares awards to employees under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: key executives and management. The Performance Shares vest at 100% on December 31, 2008 based upon continued service and attainment of one of two Performance Measures. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that will be awarded if vesting criteria are met can vary between 46,000 shares and 76,000 shares, depending upon the degree to which Performance Measures are attained. No Performance Shares were forfeited during the nine months ended September 30, 2006.
     The fair value of each Performance Share was estimated on the date of grant as $51.38 per share, based on the market value of ProAssurance common stock on that date. At September 30, 2006, based on current achievement of the Performance Measures, it is estimated that 58,000 Performance Shares, having an estimated fair value of $3.0 million will ultimately vest. At September 30, 2006 the unrecognized compensation cost related to Performance Shares is estimated as $2.2 million. That cost is expected to be recognized over 2.3 years.
     The adoption of SFAS 123(R) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The adoption of SFAS 123(R) decreased earnings for the nine months ended September 30, 2006 as follows:

	Effect of Adoption
	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	In thousands, except per share data
Income from continuing operations, before tax	$858	$3,808
Income from continuing operations, after tax	$629	$2,639
Income from discontinued operations	$—	$417
Net income	$629	$3,056

Income per share from continuing operations:
Basic	$0.01	$0.09
Diluted	$0.02	$0.07

Net Income:
Basic	$0.01	$0.10
Diluted	$0.02	$0.07
     Additionally, the adoption increased cash flow from financing activities by $851,000 and decreased cash flow from operations by the same amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
12. Stock Options and Stock-based Payments (continued)
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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	In thousands, except per share data
Income from continuing operations, as reported	$20,217	$53,124

Add: Stock-based employee compensation expense included in reported net income, net of related income taxes	31	61

Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	504	1,404

Pro forma income from continuing operations	$19,744	$51,781

Earnings per share, continuing operations:
Basic–as reported	$0.66	$1.79

Basic–pro forma	$0.65	$1.74

Diluted–as reported	$0.63	$1.70

Diluted–pro forma	$0.61	$1.66

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
     We evaluate each of our ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2006 all ceded contracts are accounted for as risk transferring contracts.
     Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers both the payment history of the reinsurer and publicly available financial and rating agency data. At September 30, 2006 we believe all of our recorded reinsurance receivables to be collectible.
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
Recent Accounting Pronouncements and Guidance
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, hereafter referred to as SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). Previously, we valued employee stock-based payments using the intrinsic value method of Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25). Accordingly, we did not generally recognize compensation cost related to such payments but provided pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS 123.
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
     The adoption of SFAS 123(R) resulted in the recognition of approximately $3.8 million of compensation expense during the first nine months of 2006. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding stock-based payments.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations. The cumulative effect of adopting FIN 48, if any, will be recorded in retained earnings.

Recent Significant Events
     Effective August 1, 2006 we completed our previously announced acquisition of Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) in an all stock merger transaction. PIC Wisconsin is a stock insurance company that sells professional liability insurance to physicians, groups of physicians, dentists, and hospitals principally in the state of Wisconsin as well as other Midwestern states. On August 3, 2005 we acquired all of the outstanding common stock of NCRIC Corporation and its subsidiaries (NCRIC) in a stock for stock merger. NCRIC’s primary business is a single insurance company that provides medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. These transactions strategically expanded our geographic footprint and are in keeping with our desire to expand our professional liability operations through selective acquisitions. A more detailed description of the merger transactions is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements included herein.
     On January 4, 2006 we sold our personal lines operations (the MEEMIC companies), effective January 1, 2006, for $400 million before taxes and transaction expenses. We recognized a gain on the sale in the first quarter of 2006 of $109.4 million after consideration of sales expenses and estimated taxes. Taxes on the transaction were paid in the second quarter of 2006. Sale proceeds will support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Additional information regarding the sale of the MEEMIC companies is provided in Note 3, “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements included herein.
     During the third quarter of 2006 a jury in Tampa awarded a total of $217 million in a medical malpractice case against insureds of ProNational Insurance Company, one of our subsidiaries. The jury awarded $117 million on September 29, 2006 and added $100 million in punitive damages on October 3, 2006. There is currently no claim outstanding against us or any of our subsidiaries. There are many open legal issues still to be decided regarding both the merits of the case and the availability of coverage to the defendants. Based on similar cases, we believe it will be several years before this case is ultimately resolved.

Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of those insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2005 Form 10K for additional information regarding dividend limitations. For the nine months ended September 30, 2006 our insurance subsidiaries have paid cash dividends totaling $200 million and at September 30, 2006 we held cash and investments of approximately $278 million outside of our insurance subsidiaries that is available for use without regulatory approval.
Cash flows
     The principal components of our cash flow have historically been the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes.
     Our operating activities provided positive cash flow of $134.5 million for the nine months ended September 30, 2006, as compared to cash provided by operations of $250.6 million for the nine months ended September 30, 2005. Two factors significantly reduced cash flow in 2006. First, in 2006 we have purchased, on a net basis, $47.4 million of trading portfolio securities whereas, in 2005, such purchases were less than $1 million. Under generally accepted accounting principles (GAAP), purchases and sales of trading securities are classified as operating activities, unlike purchases and sales of short-term investments or available-for-sale securities which are classified as investment activities. Additionally, we have paid taxes of $54.6 million in 2006 related to the sale of our personal lines operations. Aside from these two significant uses of cash, our 2006 cash flow also reflects improved investment earnings and higher premium collections and additional operating cash flows from PIC Wisconsin offset by higher payments for losses and underwriting expenses. PIC Wisconsin contributed approximately $8.2 million to our operating cash flow.
     Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. A claim may be filed during the same period in which we collect premiums; however, the claim resolution process can be lengthy and it may be several years before payments of defense costs or indemnity are made.
     Two measures that are often used to look at the cash flow generated by a company’s insurance operations are the paid to incurred ratio and the paid claims ratio. Our paid to incurred loss ratios for the nine months ended September 30, 2006 and 2005 are 60.0% and 49.6%, respectively. Our paid loss ratios for the nine months ended September 30, 2006 and 2005 are 45.9% and 41.1%, respectively. There are several factors that impact the paid to incurred ratio. First we have experienced a decline in our incurred losses, with the loss ratio declining to 76.5% from 82.9%. In addition, we have experienced a slight acceleration in the closing of claims and our inventory of open claims has decreased. Also, while we have seen a decline in the average payment per closed claim, our average loss adjustment expenses per closed claim has increased.
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

Investments
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the cash flows being generated by our operations and the relatively short duration of our investments we do not foresee any such shortfall.
     We invest most of the cash generated from operations into debt and equity securities. We held cash and cash equivalents of approximately $23.6 million at September 30, 2006 and $34.5 million at December 31, 2005.
     Our investment in short-term securities at September 30, 2006 is $239.4 million as compared to $93.1 million at December 31, 2005. We have elected to hold more funds in short-term securities during 2006 in order to increase our investment flexibility.
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
     Available-for-sale fixed maturity securities comprised 88% of our total investments as compared to 92% at December 31, 2005. The change in the mix of our investment portfolio is being driven by the increase in short-term investments previously discussed along with the increase in trading securities. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available for sale fixed maturities have a dollar weighted average rating of “AA” at September 30, 2006. Our investment policy implements an asset allocation that uses length to maturity as one method of managing our long-term rate of return. The weighted average effective duration of our available-for-sale fixed maturity securities at September 30, 2006 is 3.8 years; the weighted average effective duration of our available-for-sale fixed maturity securities and our short-term securities combined is 3.6 years.
     Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, at September 30, 2006 our available-for-sale fixed maturity securities had net unrealized losses of $2.1 million, with unrealized losses totaling $26.2 million and unrealized gains totaling $24.1 million. At December 31, 2005, on a pre-tax basis, our available-for-sale fixed maturity securities had net unrealized losses of $15.2 million with unrealized losses totaling $30.3 million and unrealized gains totaling $15.1 million. In general, bond interest rates are higher at September 30, 2006 than at December 31, 2005, but have fluctuated during the intervening period. The overall decrease in the net amount of unrealized losses at September 30 as compared to December 31, which may appear contrary to the overall change in bond interest rates, is due to changes in the allocation of the portfolio during 2006. Almost all of the unrealized loss positions in our portfolio are interest-rate related. Due to the short duration of our portfolio and our strong operating cash flows, we believe we have the ability to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other than temporary.
     At September 30, 2006, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios, and equity-type holdings included in other investments) totaled $65.4 million, representing approximately 2% of our total investments, and approximately 6% of our capital. There has been no significant change in equity holdings since December 31, 2005.

     For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
Debt
     Our long-term debt at September 30, 2006 is comprised of the following (in thousands, except %):

	Rate	2006
Convertible debentures, net of discount of $1,997.	3.9%, fixed	$105,602
2034 Subordinated debentures	9.3%, Libor adjusted	46,395
2032 Subordinated debentures	9.4%, Libor adjusted	15,464
2034 Surplus notes (acquired in the PIC Wisconsin transaction), net of discount of $395.	7.7%, fixed	11,605

		$179,066

     We may redeem the Convertible Debentures on or after July 7, 2008 with notice. If the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of any quarter, holders of the Convertible Debentures may convert their debentures during the following quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was not met during the quarter ended September 30, 2006.
     The 2032 and 2034 Subordinated Debentures may be redeemed at our option in December 2007 and April 2009, respectively. The 2034 Surplus Notes may be redeemed at our option in May 2009 subject to approval by the Wisconsin Commissioner of Insurance.
Reinsurance
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
Litigation
     We are involved in various legal actions arising primarily from claims against us related to insurance policies and claims handling, including but not limited to claims asserted by our policyholders. Legal actions are generally divided into two categories: Legal actions dealing with claims and claim-related actions which we consider in our evaluation of loss and loss adjustment expense reserves; and legal actions falling outside of these areas which we evaluate and reserve for separately as a part of our Other Liabilities. The recent verdict in Tampa will be evaluated with our other claim-related actions.
     Claim-related actions are considered as a part of our reserving process under the guidance provided by SFAS 60 Accounting and Reporting by Insurance Enterprises. We evaluate the likely outcomes from these actions giving consideration to appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical settlement practices. This data is then given consideration in the overall evaluation of our reserve for losses.
     For non-claim-related actions we evaluate each case separately and establish what management believes is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $20.6 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
     There are risks, as outlined in our Risk Factors, that individual actions could be settled for more than Management’s estimates. In particular, in the event that we or our insureds receive adverse verdicts, post-trial motions may be denied, in whole or in part, any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage purchased by insureds; and we may become a party to bad faith litigation over the amount of the judgment above our policy limits. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.
Acquisition
     In August 2006 we issued approximately 2.0 million ProAssurance common shares in an all-stock merger transaction with PIC Wisconsin. The following chart summarizes the total cost of the acquisition and the allocation of the purchase price:

In millions
Fair value of common shares issued	$99.1
Other acquisition costs	4.6

Aggregate purchase price	103.7

Assets (liabilities) acquired, at fair value:
Fixed maturities available for sale	199.3
Equity securities, available for sale	34.4
Short-term investments	7.8
Premiums receivable	24.3
Receivable from reinsurers on unpaid losses and loss adjustment expenses	55.6
Other assets	43.6
Reserve for losses and loss adjustment expenses	(225.9)
Unearned premiums	(37.6)
Surplus notes	(11.6)
Other liabilities	(23.9)

Fair value of net assets acquired	66.0

Excess of purchase price over fair value of net assets acquired, recognized as goodwill	$37.7

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

Results of Operations
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	$ in thousands
Revenues:
Gross premiums written	$163,273	$167,308	$(4,035)	$452,264	$434,741	$17,523

Net premiums written	$152,043	$155,842	$(3,799)	$421,004	$399,991	$21,013

Premiums earned	$163,043	$159,067	$3,976	$465,932	$436,901	$29,031
Premiums ceded	(13,599)	(14,104)	505	(36,637)	(37,009)	372

Net premiums earned	149,444	144,963	4,481	429,295	399,892	29,403
Net investment income	38,623	25,280	13,343	108,622	71,361	37,261
Net realized investment gains (losses)	(510)	(618)	108	(1,120)	1,315	(2,435)
Other income	1,688	1,105	583	4,431	3,501	930

Total revenues	189,245	170,730	18,515	541,228	476,069	65,159

Expenses:
Losses and loss adjustment expenses	124,165	132,137	(7,972)	358,972	363,896	(4,924)
Reinsurance recoveries	(10,128)	(14,239)	4,111	(30,693)	(32,423)	1,730

Net losses and loss adjustment expenses	114,037	117,898	(3,861)	328,279	331,473	(3,194)
Underwriting, acquisition and insurance expenses	25,859	23,498	2,361	78,226	66,792	11,434
Interest expense	2,886	2,290	596	8,074	6,457	1,617

Total expenses	142,782	143,686	(904)	414,579	404,722	9,857

Income from continuing operations before income taxes	46,463	27,044	19,419	126,649	71,347	55,302

Income taxes	13,095	6,827	6,268	35,455	18,223	17,232

Income from continuing operations	33,368	20,217	13,151	91,194	53,124	38,070

Income from discontinued operations, net of tax	—	9,120	(9,120)	109,441	25,615	83,826

Net income	$33,368	$29,337	$4,031	$200,635	$78,739	$121,896

Continuing Operations:
Net loss ratio	76.3%	81.3%	(5.0)	76.5%	82.9%	(6.4)
Underwriting expense ratio	17.3%	16.2%	1.1	18.2%	16.7%	1.5

Combined ratio	93.6%	97.5%	(3.9)	94.7%	99.6%	(4.9)

Operating ratio	67.8%	80.1%	(12.3)	69.4%	81.8%	(12.4)

Return on equity*	13.4%	11.6%	1.8	13.2%	10.5%	2.7

*	Annualized
     The improvement in both our net income from continuing operations and our related annualized ROE is attributable to the reduction in our net loss ratio and the increase in net investment income. Both of these items are discussed in more detail below.
     Net income for the nine months ended September 30, 2006 is significantly higher than the same period in 2005 because 2006 net income includes a gain on the disposition of our personal lines operations of $109.4 million, net of tax and transactions costs.

Effect of Acquisitions
     We acquired PIC Wisconsin effective August 1, 2006 and our results for the three- and nine-month periods ended September 30, 2006 include PIC Wisconsin results for the two month period subsequent to the date of acquisition. Operating results for 2005 do not include PIC Wisconsin results. For clarity, many of our discussions of operating results include tables that reflect PIC Wisconsin results as a separate line item.
     We acquired NCRIC effective August 3, 2005 and our results for the three- and nine-month periods ended September 30, 2005 include NCRIC results for the two-month period subsequent to the date of acquisition. Operating results for all periods in 2006 include NCRIC results. As our integration of NCRIC’s operations continues, the impact of the NCRIC acquisition is more difficult to separately identify. In certain markets, policies previously written by NCRIC are being renewed by other insurance subsidiaries in our organization in order to effectively utilize our capital. Because NCRIC operations are no longer separate and distinct, NCRIC results are not separately identified in the tables that follow. Unless otherwise indicated, results attributable to the NCRIC acquisition are combined with other PRA results (exclusive of PIC Wisconsin) in the discussions that follow.
Reclassifications
     Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. In 2006, rental income from real estate holdings is included in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. To conform to the 2006 financial statement presentation, rental income of $213,000 and $814,000 and real estate related expenses of $645,000 and $1.9 million were reclassified for the three and nine months ended September 30, 2005, respectively. The reclassification had no effect on income from continuing operations or net income.
Premiums

	Three Months Ended September 30				Nine Months Ended September 30
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	$ in thousands
Gross premiums written:
PRA	$153,435	$167,308	$(13,873)	(8.3%)	$442,426	$434,741	$7,685	1.8%
PIC Wisconsin Acquisition	9,838	—	9,838	n/a	9,838	—	9,838	n/a

Consolidated	$163,273	$167,308	$(4,035)	(2.4%)	$452,264	$434,741	$17,523	4.0%

Premiums earned:
PRA	$149,351	$159,067	$(9,716)	(6.1%)	$452,240	$436,901	$15,339	3.5%
PIC Wisconsin Acquisition	13,692	—	13,692	n/a	13,692	—	13,692	n/a

Consolidated	$163,043	$159,067	$3,976	2.5%	$465,932	$436,901	$29,031	6.6%

Premiums ceded:
PRA	$(11,991)	$(14,104)	$2,113	(15.0%)	$(35,029)	$(37,009)	$1,980	(5.4%)
PIC Wisconsin Acquisition	(1,608)	—	(1,608)	n/a	(1,608)	—	(1,608)	n/a

Consolidated	$(13,599)	$(14,104)	$505	(3.6%)	$(36,637)	$(37,009)	$372	(1.0%)

Net premiums earned:
PRA	$137,360	$144,963	$(7,603)	(5.2%)	$417,211	$399,892	$17,319	4.3%
PIC Wisconsin Acquisition	12,084	—	12,084	n/a	12,084	—	12,084	n/a

Consolidated	$149,444	$144,963	$4,481	3.1%	$429,295	$399,892	$29,403	7.4%

Gross Premiums Written
     Gross premiums written for the three months ended September 30, 2006 decreased by $4.0 million as compared to the same period in 2005; gross written premiums for the nine months ended September 30, 2006 increased by $17.5 million as compared to the same period in 2005. As shown in the above table, the acquisition of PIC Wisconsin in August 2006 increased premiums by $9.8 million.
     Our 2006 results include premiums written as a result of the NCRIC acquisition for the entire period; in 2005 our operations include such premiums only since the date of acquisition (August 3, 2005). Approximately $14 million and $53 million of our written premiums for physician coverages during the three- and nine-month periods of 2006, respectively, are attributable to the NCRIC acquisition. In 2005, the acquisition contributed physician premiums of approximately $11 million to our third quarter written premiums. The 2006 quarter increase principally reflects renewal patterns for the NCRIC book of business for which July is typically a heavy renewal month.
     The additional premiums from the NCRIC and PIC Wisconsin acquisitions have been offset by a decline in premiums in our organic book of business. Premiums for physician coverages are the most significant component of our business, and comprise approximately 90% of our written premiums. Premiums written for physician coverages declined by $14.0 million for the comparative three-month periods and increased by $14.2 million for the comparative nine-month periods. The quarter decrease in premiums written for physician coverages reflects an increasingly competitive landscape. Price-based competition has increased in a number of states, particularly in the Midwest and Florida, which has reduced both our retention rate and the amount of new business we have chosen to write. We remain committed to an adequate rate structure and we are continuing our policy of foregoing business that cannot be written at our profit goals.
     Our overall retention rate (exclusive of PIC Wisconsin) for the number of standard physician risks that we insure is 80% and 84% for the three and nine months ended September 30, 2006 as compared to 87% and 86% for the three and nine months ended September 30, 2005. In particular, the 2006 third quarter reflects the non-renewal of a large, university-based physician group. This group became self-insured through a captive insurance arrangement. Excluding the effect from this non-renewing university account, our 2006 retention rate is 84% for the three-month period and 86% for the nine-month period.
     In response to moderating loss costs, we have begun to implement smaller rate increases and in some markets have held rates constant or lowered rates. Our average rate increase on physician renewals (exclusive of PIC Wisconsin) is approximately 3% for the three and nine months ended September 30, 2006 as compared to 13% and 12% for the three and nine months ended September 30, 2005.
     Premiums written for non-physician coverages, principally hospitals and facilities, remained relatively constant for the comparative three-month periods but decreased by approximately $6.5 million for the comparative nine-month periods. Premiums for hospital and facility coverages represent 4% of premiums written for the three months ended September 30, 2006 and 5% of premiums written for the nine months ended September 30, 2006. This segment of business is highly price sensitive and individual policies for these coverages can carry large amounts of premiums. Our focus is on maintaining adequate margins in the policies we sell and we have chosen not to compete primarily on price. Premiums for these coverages can fluctuate widely from period to period.
Premiums Earned
     Because premiums are generally earned pro rata over the entire policy period after the policy is written, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year.
     In the twelve months that follow the acquisition of an insurance subsidiary, our premiums earned include premiums earned related to the subsidiary’s unexpired policies on the date of acquisition (unearned premium). Such premiums are earned over the remaining term of the associated policy.
     Premiums earned for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 reflects the changes in written premiums that have occurred during 2005 and 2006, on a pro rata basis. Premiums earned also includes additional earned premium related to unexpired policies acquired in the NCRIC transaction. Such additional earned premium was insignificant during the third quarter of 2006 but approximated $10 million for the nine months ended September 30, 2006 and approximated $12 million for both the three- and nine-month periods ended September 30, 2005.

Premiums Ceded
     Premiums ceded represent the portion of earned premiums that we pay our reinsurers for their assumption of a portion of our losses. In the third quarter of 2006 we ceded approximately 8.3% of our earned premiums, compared to 8.9% for the third quarter of 2005. For the nine-month period we ceded approximately 7.9% of earned premium compared to 8.5% in 2005.
     Both the three- and the nine-month ratios are lower as compared to 2005 as a result of the NCRIC transaction. NCRIC premiums written before January 1, 2006 are reinsured under pre-merger NCRIC reinsurance arrangements that provided a greater amount of reinsurance and, consequently, higher ceded premiums. The amount of premium earned under these pre-merger arrangements has declined throughout 2006 and had a more pronounced effect on the ratio for the three-month period than for the nine-month period. In addition, NCRIC’s pre-merger reinsurance agreements carried higher rates for those levels of coverage that are comparable to the ProAssurance reinsurance program. The ratio for the nine-month period has also been reduced in 2006 due to the commutation of our outstanding reinsurance arrangements with the Converium group of companies during the first quarter of 2006. The commutation had the effect of reducing ceded premiums by $2.7 million in the first quarter.
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
     Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For occurrence policies the insured event becomes a liability when the event takes place; for claims-made policies the insured event generally becomes a liability when the event is first reported to the insurer. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with our estimate of the losses incurred related to those policy premiums. Calendar year results include the operating results for the current accident year and, as discussed in critical accounting policies, any changes in estimates related to prior accident years.

     The following tables summarize net losses and net loss ratios for the three and nine months ended September 30, 2006 and 2005 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2006	2005	Change	2006	2005	Change
	In millions
Current accident year:
PRA	$111.7	$122.9	$(11.2)	$338.0	$341.5	$(3.5)
PIC Wisconsin Acquisition	13.3	—	13.3	13.3	—	13.3

Consolidated	$125.0	$122.9	$2.1	$351.3	$341.5	$9.8

Prior accident years:
PRA	$(11.0)	$(5.0)	$(6.0)	$(23.0)	$(10.0)	$(13.0)
PIC Wisconsin Acquisition	—	—	—	—	—	—

Consolidated	$(11.0)	$(5.0)	$(6.0)	$(23.0)	$(10.0)	$(13.0)

Calendar year:
PRA	$100.7	$117.9	$(17.2)	$315.0	$331.5	$(16.5)
PIC Wisconsin Acquisition	13.3	—	13.3	13.3	—	13.3

Consolidated	$114.0	$117.9	$(3.9)	$328.3	$331.5	$(3.2)

	Net Loss Ratios
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2006	2005	Change	2006	2005	Change

Current accident year:
PRA	81.3%	84.8%	(3.5)	81.0%	85.4%	(4.4)
Consolidated	83.7%	84.8%	(1.1)	81.8%	85.4%	(3.6)

Prior accident years:
PRA	(8.0%)	(3.5%)	(4.5)	(5.5%)	(2.5%)	(3.0)
Consolidated	(7.4%)	(3.5%)	(3.9)	(5.3%)	(2.5%)	(2.8)

Calendar year:
PRA	73.3%	81.3%	(8.0)	75.5%	82.9%	(7.4)
Consolidated	76.3%	81.3%	(5.0)	76.5%	82.9%	(6.4)
     We focus on developing and maintaining adequate rates. As a percentage of net earned premiums (the net loss ratio) current accident year net losses have declined 3.5 points and 4.4 points in the quarter and nine-month period, respectively. The decline in the current accident year net loss ratio is attributable to the improved rate adequacy we are currently achieving. The decrease in current accident year net losses for both the three- and the nine-month periods principally reflects decreases in the number of insured risks in 2006 as compared to 2005.
     During the three- and nine-month periods ended September 30, 2006 we recognized favorable calendar year development of $11.0 million and $23.0 million, respectively, related to our previously established reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2003 and 2004 accident years. While we have begun to see an increase in the number of larger verdicts being rendered this has not had a meaningful impact on the severity of claims within the first $1 million of risk.
     We do an analysis of the impact of large and excess verdicts as a part of our reserve analysis. In the risk layers above $1 million, generally the business ceded by us to our reinsurers, we are not recognizing any favorable development. While our analysis of the long-term data does indicate an overall improvement in the severity trends at this level the increase in larger verdicts over the past several quarters has caused us to be cautious in recognizing this trend within the excess layers.
     In a similar fashion over the past several quarters we have seen an increased number of verdicts in excess of the policy limits that we offer to our insureds. As a part of our reserving process we evaluate the likely outcomes from these verdicts giving consideration to appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical settlement practices. This information is then used in evaluating the overall adequacy of our reserves.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
Net Investment Income and Net Realized Investment Gains (Losses)

	Three Months Ended				Nine Months Ended
	September 30				September 30
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	$ in thousands
Net investment income:
PRA	$35,750	$25,280	$10,470	41.4%	$105,749	$71,361	$34,388	48.2%
PIC Wisconsin Acquisition	2,873	—	2,873	n/a	2,873	—	2,873	n/a

Consolidated	$38,623	$25,280	$13,343	52.8%	$108,622	$71,361	$37,261	52.2%

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
     The 2006 increase in net investment income as compared to 2005 is due to several factors, the most significant being higher average invested funds during 2006. The proceeds from the sale of the MEEMIC companies in January, the NCRIC merger, and positive cash flow generated by our insurance operations significantly increased average invested funds during both the three and the nine-month periods ended September 30, 2006 as compared to the same periods in 2005. The additional income earned on the proceeds received in the MEEMIC sale approximated $4 million during the three-month period and $12 million during the nine-month period. Income from limited partnerships, which can vary significantly from period to period, decreased by approximately $830,000 for the three-month period and increased by approximately $140,000 for the nine-month period ended September 30, 2006 as compared to the same periods in 2005.
     Rising market interest rates of the past several years have further contributed to the improvement in net investment income. We have been able to invest new and matured funds at higher rates and this has steadily increased the average yield of our portfolio. Exclusive of PIC Wisconsin, our average yields for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Average income yield	4.5%	4.3%	4.4%	4.2%
Average tax equivalent income yield	5.2%	4.8%	5.1%	4.7%

     The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	In thousands
Net gains (losses) from sales*	$(788)	$69	$(202)	$2,079
Other-than-temporary impairment losses	(372)	(729)	(1,031)	(769)
Trading portfolio gains (losses)	650	42	113	5

Net realized investment gains (losses)	$(510)	$(618)	$(1,120)	$1,315

*	Amounts for 2006 include PIC Wisconsin net gains (losses) of $0.4 million.
Underwriting, Acquisition and Insurance Expenses

	Three Months Ended				Nine Months Ended
	September 30				September 30
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	$ in thousands
Underwriting, acquisition and insurance expenses:
PRA	$24,119	$23,498	$621	2.6%	$76,486	$66,792	$9,694	14.5%
PIC Wisconsin Acquisition	1,740	—	1,740	n/a	1,740	—	1,740	n/a

Consolidated	$25,859	$23,498	$2,361	10.0%	$78,226	$66,792	$11,434	17.1%

     The increase in underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2006 reflects additional costs related to the addition of NCRIC operations, higher compensation costs, including stock-based compensation costs, and for the nine months, an increase in Guaranty Fund assessments.
     The adoption of SFAS 123(R) added compensation expense of approximately $850,000 (0.6% of net premiums earned) and $3.8 million (0.9% of net premiums earned) for the three- and nine-month periods ended September 30, 2006, respectively. Such expenses were higher in the first quarter as compared to the second and third quarters principally because certain awards granted in 2006 to retirement eligible employees were expensed in their entirety in the first quarter of 2006, in accordance with the guidance of SFAS 123(R).
     Guaranty Fund assessments were approximately $314,000 (0.2% of net premiums earned) and $1.4 million (0.3% of net premiums earned) for the three and nine months ended September 30, 2006 as compared to approximately $458,000 and $343,000 for the three and nine months ended September 30, 2005, respectively. The increase in Guaranty Fund expenses is principally attributable to an assessment by the Florida Insurance Guaranty Association, Inc. for $1.2 million. We will have the ability to recoup this expense with a premium surcharge to our Florida insureds.

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
Underwriting expense ratio:
PRA	17.6%	16.2%	1.4	18.3%	16.7%	1.6
Consolidated	17.3%	16.2%	1.1	18.2%	16.7%	1.5
     The increase in the underwriting expense ratio for the three- and nine-month periods ended September 30, 2006, respectively, is principally attributable to higher compensation costs, including stock-based compensation costs, and additionally for the nine months the increase in Guaranty Fund assessments. The additional NCRIC expenses had little effect on the expense ratio due to the corresponding increase in earned premium resulting from the acquisition.

Interest Expense
     Interest expense increased approximately $600,000 and $1.6 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005 due to debt we assumed in our acquisitions of NCRIC ($15.5 million in August 2005) and PIC Wisconsin ($11.6 million in August 2006). Interest expense also increased because our Subordinated Debentures carry variable rates based on LIBOR and the average LIBOR rate increased approximately 2 percentage points in 2006 as compared to 2005.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(7.2%)	(8.8%)	(7.8%)	(9.6%)
Other	0.4%	(1.0%)	0.8%	0.1%

Effective tax rate	28.2%	25.2%	28.0%	25.5%

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
     As of September 30, 2006, our fair value investment in fixed maturity securities was $3.1 billion. These securities are subject primarily to interest rate risk and credit risk. To date, we have not entered into transactions that require treatment as derivatives pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted.
Interest Rate Risk
     Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. The fixed maturity securities held in our available-for-sale portfolio are not held for trading purposes. Certain of the securities are held in an unrealized loss position; we believe that we are in a position to keep such securities until recovery of book value or maturity.
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of September 30, 2006.

	September 30, 2006			December 31, 2005
	Portfolio	Change in	Effective	Portfolio	Effective
	Value	Value	Duration	Value	Duration
Interest Rates	Millions	Millions	Years	Millions	Years

200 basis point rise	$2,855	$(244)	4.19	$2,218	4.07
100 basis point rise	$2,977	$(122)	3.89	$2,310	4.02
Current rate *	$3,099	$—	3.83	$2,403	3.91
100 basis point decline	$3,213	$114	3.46	$2,498	3.82
200 basis point decline	$3,322	$223	3.36	$2,595	3.59

*	Current rates are as of September 30, 2006 and December 31, 2005.
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
     ProAssurance’s cash and short-term investment portfolio at September 30, 2006 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
     At September 30, 2006, the fair value of our investment in preferred stocks was $2.1 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return.

Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of September 30, 2006, 97.9% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.
Equity Price Risk
     At September 30, 2006 the fair value of our investment in common stocks was $15.2 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.92. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.2% to $16.6 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.2% in the fair value of these securities to $13.8 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

Item 4. Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
     Our management has concluded that it will exclude PIC Wisconsin’s systems and processes from the scope of ProAssurance’s assessment of internal control over financial reporting as of December 31, 2006 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We are excluding PIC Wisconsin from that scope because we expect substantially all of its significant systems and processes to be converted to those of ProAssurance during 2007.
     Our management excluded NCRIC’s systems and processes from the scope of ProAssurance’s assessment of internal control over financial reporting as of December 31, 2005 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We excluded NCRIC from that scope because we expected substantially all of its significant systems and processes to be converted to those of ProAssurance during 2006.

Forward-Looking Statements
     Any statements in this Form 10Q that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, “anticipate”, “believe”, “estimate”, “expect”, “hope”, “hopeful”, “intend”, “may”, “optimistic”, “preliminary”, “project”, “should”, “will” and other analogous expressions. There are numerous important factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10Q clearly identified as giving our outlook on future business.
     Forward-looking statements relating to our business include among other things: statements concerning liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
     In addition, forward-looking statements may also relate to the merger between ProAssurance and PIC Wisconsin, Inc. as well as the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the combined company including, without limitation, statements relating to the benefits of the merger, such as future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings that may be realized from the merger and statements regarding certain of ProAssurance’s and/or PIC Wisconsin’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance.
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market area, that are worse than anticipated;

–	regulatory and legislative actions or decisions that adversely affect our business plans or operations;

–	inflation and changes in the interest rate environment;

–	performance of financial markets and/or changes in the securities markets that adversely affect the fair value of our investments or operations;

–	changes in laws or government regulations affecting medical professional liability insurance;

–	changes to our ratings assigned by rating agencies;

–	the effects of health care changes, including managed care;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of reinsurance;

–	bad faith litigation may arise from cases in which the amount of a judgment is above our policy limits;

–	post-trial motions may produce ruling adverse to us and/or appeals we undertake may be unsuccessful;

–	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board; and

–	changes in our organization, compensation and benefit plans.
     Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in various documents we file with the Securities and Exchange Commission, including the Registration Statement filed on February 15, 2006 and updated on June 2, 2006, as well as in our periodic reports filed with the Securities and Exchange Commission, such as our current reports on Form 8-K, and our regular reports on Forms 10-Q and 10-K, particularly in “Item 1A, Risk Factors.”
     We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wish to advise readers that the factors listed above could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Except as required by law or regulations, we do not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part II – Other Information
ITEM1. LEGAL PROCEEDINGS
     See Note 10 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     Added to “Risk Factors” in Part 1, Item 1A of the 2005 Annual Report on Form 10K:
     If the litigation of a claim against an insured results in a verdict in excess of our insured’s policy limit, we could become the target of an action alleging that we acted in bad faith.
     Our insureds purchase policies with stated limits per incident, and if we are unable to settle a claim within those limits, the award resulting from the litigation of such claim, if any, may exceed the policy limits. If that situation arises, we could be sued by our insured for allegedly acting in bad faith during our handling of the claim. The damages in actions for bad faith may include the amounts in excess of the policy limits as well as consequential and punitive damages. Awards above policy limits are relatively infrequent, but they are becoming more common. Historically, we have been successful in resolving actions against us for bad faith on terms that have no material adverse effect on our financial condition and results of operation, however, by their nature these actions usually involve multi-million dollar awards and have the potential to have a material adverse effect on our financial condition and results of operation.
ITEM 6. EXHIBITS
10.1	First amendment to 2004 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
November 8, 2006
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr., Chief Financial Officer
(Duly authorized officer and principal financial officer)