Form 10-K
period 2006-12-31
PROASSURANCE CORP
filed 2007-03-01
CIK 1127703

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2006, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to .
Commission file number: 001-16533
ProAssurance Corporation
(Exact name of registrant as specified in its charter)

Delaware	63-1261433

(State of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Brookwood Place, Birmingham, AL	35209

(Address of principal executive offices)	(Zip Code)
(205) 877-4400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2006 was $1,503,008,007.
As of February 15, 2007, the registrant had outstanding approximately 33,281,390 shares of its common stock.

Documents incorporated by reference in this Form 10-K
(i)	The definitive proxy statement for the 2007 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	Registration Statement on Form S-4 of MAIC Holdings, Inc. (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated by reference into Part IV of this report.

(iv)	The Registration Statement on Form S-4 of Professionals Group, Inc. (File No. 333-3138) is incorporated by reference into Part IV of this report.

(v)	The Registration Statement on Form S-4 of ProAssurance Corporation (File No. 333-49378) is incorporated by reference into Part IV of this report.

(vi)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(viii)	The Registration Statement on Form S-3 of ProAssurance Corporation (Commission File No. 333-100526) is incorporated by reference into Part IV of this report.

(ix)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(x)	The ProAssurance Corporation Annual Report on form 10-K for the year ended December 31, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xi)	The Registration Statement of Form S-4 of ProAssurance Corporation (File No. 333-124156) is incorporated by reference in Part IV of this report.

(xii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on March 31, 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 18, 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on November 4, 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The Registration Statement of Form S-4 of ProAssurance Corporation (File No. 333-131874) is incorporated by reference in Part IV of this report.

(xvi)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2005 is incorporated by reference in Part IV of this report.

(xvii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 17, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xviii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(xix)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

PART I
ITEM 1. BUSINESS.
General / Corporate Overview
          We are a holding company for property and casualty insurance companies focused on professional liability insurance. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.” Our website is www.ProAssurance.com.
          The Investor Home Page on our website provides many resources for investors seeking to learn more about us. Whenever we file a document or report with the Securities and Exchange Commission (the SEC) on its EDGAR system, we make the document available on our website as soon as reasonably practical. This includes our annual report on Form 10K, our quarterly reports on Form 10Q and our current reports on Form 8K. We show details about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. We maintain access to these reports for at least one year after their filing.
          In addition to federal filings, on our website, we make available the financial statements we file with state regulators, news releases that we issue, and certain investor presentations. We believe these documents provide important additional information about our financial condition and operations.
          The Governance section of our website provides copies of the Charters for our Audit Committee, Internal Audit department, Compensation Committee and Nominating/Corporate Governance Committee. In addition you will find our Code of Ethics and Conduct, Corporate Governance Principles, Policy Regarding Determination of Director Independence and Share Ownership Guidelines for Management and Directors. We also provide the Pre-Approval Policy and Procedures for our Audit Committee and our Policy Regarding Stockholder-Nominated Director Candidates. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
          Because the insurance business uses certain terms and phrases that carry special and specific meanings, we urge you to read the Glossary included in this section prior to reading this report.
Caution Regarding Forward-Looking Statements
          Any statements in this Form 10K that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, “anticipate”, “believe”, “estimate”, “expect”, “hope”, “hopeful”, “intend”, “may”, “optimistic”, “preliminary”, “project”, “should”, “will” and other analogous expressions. There are numerous important factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10K that are identified as giving our outlook on future business.
          Forward-looking statements relating to our business include among other things: statements concerning liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, court judgment, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

–	general economic conditions, either nationally or in our market area, that are worse than anticipated;

–	regulatory and legislative actions or decisions that adversely affect our business plans or operations;

–	inflation and changes in the interest rate environment;

–	performance of financial markets and/or changes in the securities markets that adversely affect the fair value of our investments or operations;

–	changes in laws or government regulations affecting medical professional liability insurance;

–	changes to our ratings assigned by rating agencies;

–	the effects of health care changes, including managed care;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of reinsurance;

–	bad faith litigation which may arise from our involvement in the settlement of claims;

–	post-trial motions which may produce rulings adverse to us and/or appeals we undertake that may be unsuccessful;

–	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board; and

–	changes in our organization, compensation and benefit plans.
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
          We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that the factors listed above could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Except as required by law or regulations, we do not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Accident year	The accounting period in which an insured event becomes a liability of the insurer.

Admitted company; admitted basis	An insurance company licensed and authorized to do business in a particular state. An admitted company doing business in a state is said to operate on “an admitted basis” and is subject to all state insurance laws and regulations pertaining to its operations. (See: Non-admitted company)

Adverse selection	The tendency of those exposed to a higher risk to seek more insurance coverage than those at a lower risk. Insurers react either by charging higher premiums or not insuring at all, as in the case of floods. Adverse selection can be seen as concentrating risk instead of spreading it.

Agent	An individual or firm that represents an insurer under a contractual or employment agreement for the purpose of selling insurance. There are two types of agents: independent agents, who represent one or more insurance companies but are not employed by those companies and are paid on commission, and exclusive or captive agents, who by contract are required to represent or favor only one insurance company and are either salaried or work on commission. Insurance companies that use employee or captive agents are called direct writers. Agents are compensated by the insurance company whose products they sell. By definition, with respect to a given insurer, an agent is not a broker (See: Broker)

Alternative markets	Mechanisms used to fund self-insurance. This includes captives, which are insurers owned by one or more insureds to provide owners with coverage. Risk-retention groups, formed by members of similar professions or businesses to obtain liability insurance, are also a form of self-insurance.

Assets; admitted; non-admitted	Property owned, in this case by an insurance company, including stocks, bonds, and real estate. Because insurance accounting is concerned with solvency and the ability to pay claims, insurance regulators require a conservative valuation of assets, prohibiting insurance companies from listing assets on their balance sheets whose values are uncertain, such as furniture, fixtures, debit balances, and accounts receivable that are more than 90 days past due (these are non-admitted assets). Admitted assets are those assets that can be easily sold in the event of liquidation or borrowed against, and receivables for which payment can be reasonably anticipated.

Bodily injury	Physical harm, sickness, disease or death resulting from any of these.

Broker	An intermediary between a customer and an insurance company. Brokers typically search the market for coverage appropriate to their clients and they usually sell commercial, not personal, insurance. Brokers are compensated by the insureds on whose behalf they are working. With respect to a given insurer, a broker is not an agent. (See: Agent)

Bulk reserves	Reserves for losses that have occurred but have not been reported as well as anticipated changes to losses on reported claims. Bulk reserves are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported and incurred but not reported claims, including amounts already paid. (See: Case Reserves)

Capacity	For an individual insurer, the maximum amount of premium or risk it can underwrite based on its financial condition. The adequacy of an insurer’s capital relative to its exposure to loss is an important measure of solvency.

Capital	Stockholders’ equity (for publicly-traded insurance companies) and policyholders’ surplus (for mutual insurance companies). Capital adequacy is linked to the riskiness of an insurer’s business. (See: Risk-Based Capital, Surplus, Solvency)

Case reserves	Reserves for future losses for reported claims as established by an insurer’s claims department.

Casualty insurance	Insurance which is primarily concerned with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. (See: Professional liability insurance, Medical professional liability insurance)

Cede, cedant; ceding company	When a party reinsures its liability with another, it ''cedes’’ business and is referred to as the ''cedant’’ or ''ceding company.’’

Claim	Written or oral demands, as well as civil and administrative proceedings.

Claims-made policy; coverage	A form of insurance that pays claims presented to the insurer during the term of the policy or within a specific term after its expiration. It limits a liability insurers’ exposure to unknown future liabilities. Under a claims-made policy, an insured event becomes a liability when the event is first reported to the insurer.

Combined ratio	The sum of the underwriting expense ratio and net loss ratio, determined in accordance with either Statutory Accounting Principles (SAP) or Generally Accepted Accounting Principles (GAAP).

Commission	Fee paid to an agent or insurance salesperson as a percentage of the policy premium. The percentage varies widely depending on coverage, the insurer, and the marketing methods.

Consent to settle	Clause provided in some professional liability insurance policies requiring the insurer to receive authority from an insured before settling a claim.

Damages; economic, non-economic and punitive	Monies awarded to a plaintiff or claimant. Economic damages are intended to compensate a plaintiff or claimant for quantifiable past and future losses, such as lost wages and/or medical costs. Non-economic damages are those awarded separately and apart from economic damages, that are intended to compensate the claimant or plaintiff for non-quantifiable losses such as pain and suffering or loss of consortium. Punitive damages are non-economic damages intended to punish the defendant for perceived outrageous conduct.

Direct premiums written	Premiums charged by an insurer for the policies that it underwrites, excluding any premiums that it receives as a reinsurer.

Direct writer(s)	Insurance companies that sell directly to the public using exclusive agents or their own employees.

Domestic insurance company	Term used by a state to refer to any company incorporated there.

Excess & surplus lines; surplus lines	Property/casualty insurance coverage that isn’t generally available from insurers licensed in the state (See: Admitted company) and must be purchased from a “non-admitted company”. Examples include risks of an unusual nature that require greater flexibility in policy terms and conditions than exist in standard forms or where the highest rates allowed by state regulators are considered inadequate by admitted companies. Laws governing surplus lines vary by state.

Excess coverage; excess limits	An insurance policy that provides coverage limits above another policy with similar coverage terms, or above a self-insured amount.

Extended reporting endorsement	Also known as a “tail policy,” or “tail coverage.” Provides protection for future claims filed after a claims-made policy has lapsed. Typically requires payment of an additional premium, the “tail premium.” “Tail coverage” may also be granted if the insured becomes disabled, dies or permanently retired from the covered occupation (i.e., the practice of medicine in medical liability policies.)

Facultative reinsurance	A generic term describing reinsurance where the reinsurer assumes all or a portion of a single risk. Each risk is separately evaluated and each contract is separately negotiated by the reinsurer.

Frequency	Number of times a loss occurs per unit of risk or exposure. One of the criteria used in calculating premium rates.

Front, fronting	A procedure in which a primary insurer acts as the insurer of record by issuing a policy, but then passes all or virtually all of the risk to a reinsurer in exchange for a commission. Often, the fronting insurer is licensed to do business in a state or country where the risk is located, but the reinsurer is not. The reinsurer in this scenario is often a captive or an independent insurance company that cannot sell insurance directly in a particular country.

Generally Accepted Accounting Principles; GAAP	A set of widely accepted accounting standards, set primarily by the Financial Accounting Standards Board (FASB), and used to standardize financial accounting of public companies.

Gross premiums written	Total premiums for direct insurance written and assumed reinsurance during a given period. The sum of direct and assumed premiums written.

Guaranty fund; assessment(s)	The mechanism by which all 50 states, the District of Columbia and Puerto Rico ensure that solvent insurers fund the payment of claims against insurance companies that fail. The type and amount of claim covered by the fund varies from state to state.

Incurred but not reported (IBNR)	Actuarially estimated reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including unknown future developments on losses which are known to the insurer or reinsurer. Insurance companies regularly adjust reserves for such losses as new information becomes available.

Incurred losses	Losses covered by the insurer within a fixed period, whether or not adjusted or paid during the same period, plus changes in the estimated value of losses from prior periods.

Insolvent; insolvency	Insurer’s inability to pay debts. Typically the first sign of problems is inability to pass the financial tests regulators administer as a routine procedure. (See: Risk-based capital)

Investment income	Income generated by the investment of assets. Insurers have two sources of income, underwriting (premiums less claims and expenses) and investment income.

Liability insurance	A line of casualty insurance for amounts a policyholder is legally obligated to pay because of bodily injury or property damage caused to another person. (See: Bodily Injury, Casualty insurance, Professional liability insurance, Medical professional liability insurance)

Limits	The maximum amount payable under an insurance policy for a covered loss.

Long-tail	The long period of time between collecting the premium for insuring a risk and the ultimate payment of losses. This allows insurance companies to invest the premiums until losses are paid, thus producing a higher level of invested assets and investment income as compared to other lines of property and casualty business. Medical professional liability is considered a long tail line of insurance. (See: Medical professional liability, Professional liability)

Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss costs	The portion of an insurance rate used to cover claims and the costs of adjusting claims. Insurance companies typically determine their rates by estimating their future loss costs and adding a provision for expenses, profit, and contingencies.

Loss ratio	The ratio of incurred losses and loss-adjustment expenses to net premiums earned. This ratio helps measure the company’s underlying profitability, or loss experience, on its total book of business.

Loss reserves	Liabilities established by insurers to reflect the estimated cost of claims payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance or reinsurance it has written. They represent a liability on the insurer’s balance sheet.

Medical malpractice	An act or omission by a health care provider that falls below a recognized standard of care. (See: Standard of Care)

Medical professional liability insurance	Insurance for the legal liability of an insured (and against loss, damage or expense incidental to a claim of such liability) arising out of death, injury or disablement of a person as the result of negligent deviation from the standard of care or other misconduct in rendering professional service.

National Association of Insurance Commissioners	Generally referred to as the “NAIC.” The organization of insurance regulators from the 50 states, the District of Columbia and the four U.S. territories. The NAIC provides a forum for the development of uniform policy when uniformity is appropriate.

Net loss ratio	The net loss ratio measures the ratio of net losses to net earned premiums determined in accordance with SAP or GAAP.

Net premium earned	The portion of premium that is recognized for accounting purposes as income during a particular period. Equal to net premiums written plus the change in net unearned premiums during the period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Non-admitted company; basis	Insurers licensed in some states, but not others. States where an insurer is not licensed call that insurer “non-admitted.” Non-admitted companies sell coverage that is unavailable from licensed insurers within a state and are generally exempt from most state laws and regulations related to rates and coverages. Policyholders of such companies generally do not have the same degree of consumer protection and financial recourse as policyholders of admitted companies. Non-admitted companies are said to operate on a “non-admitted” basis.

Nose coverage	See: Prior acts coverage.

Occurrence policy; coverage	Insurance that pays claims arising out of incidents that occur during the policy term, even if they are filed many years later. Under an occurrence policy the insured event becomes a liability when the event takes place.

Operating ratio	The operating ratio is the combined ratio, less the ratio of investment income (exclusive of realized gains and losses) to net earned premiums, if determined in accordance with GAAP. While the combined ratio strictly measures underwriting profitability, the operating ratio incorporates the effect of investment income.

Paid Loss Ratio	The ratio of paid losses and loss-adjustment expenses to net premiums earned. (See Loss ratio)

Paid to Incurred Ratio	The ratio of paid losses to incurred losses, which is computed by dividing paid losses for the period by incurred losses.

Policy	A written contract for insurance between an insurance company and policyholder stating details of coverage.

Premium	The price of an insurance policy; typically charged annually or semiannually.

Premiums written	The total premiums on all policies written by an insurer during a specified period of time, regardless of what portions have been earned.

Premium tax	A state tax on premiums for policies issued in the state, paid by insurers.

Primary company	In a reinsurance transaction, the insurance company that is reinsured.

Prior acts coverage	An additional coverage for claims-made policies, optionally made available by an insurer, that covers an insured for claims that occurred, but were not reported prior to the inception date, or retroactive date, of the policy. Sometimes called “Nose Coverage.”

Professional liability insurance	Covers professionals for negligence and errors or omissions that cause injury or economic loss to their clients. (See: Casualty insurance, Liability insurance, Medical professional liability insurance)

Property casualty insurance	Covers damage to or loss of policyholders’ property and legal liability for damages caused to other people or their property.

Rate	The cost of insurance for a specific unit of exposure, such as for one physician. Rates are based primarily on historical loss experience for similar risks and may be regulated by state insurance offices.

Rating agencies	These agencies assess insurers’ financial strength and viability to meet claims obligations. Some of the factors considered include company earnings, capital adequacy, operating leverage, liquidity, investment performance, reinsurance programs, and management ability, integrity and experience. A high financial rating is not the same as a high consumer satisfaction rating.

Reinsurance	Insurance bought by insurance companies. In a reinsurance contract the reinsurer agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurers don’t pay policyholder claims. Instead, they reimburse insurers for claims paid.

Reinsured layer; retained layer	The retained layer is the cumulative portion of each loss, on a per-claim basis, which is less than an insurer’s reinsurance retention for a given coverage year. Likewise, the reinsured layer is the cumulative portion of each loss that exceeds the reinsurance retention. (See: Reinsurance, Retention)

Reserves	A company’s best estimate of what it will pay at some point in the future, for claims for which it is currently responsible.

Retention	The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level up to the outer limit, if any, are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retroactive date	Applicable only to claims-made policies. Claims that have occurred and have not been reported prior to this date are excluded from coverage. The retroactive date is generally the date coverage was first afforded to an insured by a company under a claims-made policy form, unless extended into the past by Prior Acts Coverage. (See: Prior Acts Coverage)

Return on equity	Net Income (or if applicable, Income from Continuing Operations) divided by the average of beginning and ending stockholders’ equity. This ratio measures a company’s overall after-tax profitability from underwriting and investment activity and shows how efficiently invested capital is being used.

Risk-Based Capital (RBC)	A regulatory measure of the amount of capital required for an insurance company, based upon the volume and inherent riskiness of the insurance sold, the composition of its investment portfolio and other financial risk factors. Higher-risk types of insurance, liability as opposed to property business, generally necessitate higher levels of capital. The NAIC’s RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the level of surplus falls below a minimum amount as determined under the model law. (See: National Association of Insurance Commissioners)

Risk management	Management of the varied risks to which a business firm or association might be subject. It includes analyzing all exposures to gauge the likelihood of loss and choosing options to better manage or minimize loss. These options typically include reducing and eliminating the risk with safety measures, buying insurance, and self-insurance.

Self-insurance	The concept of assuming a financial risk oneself, instead of paying an insurance company to take it on. Every policyholder is a self-insurer in terms of paying a deductible and co-payments. Larger policyholders often self-insure frequent or predictable losses to avoid insurance overhead expenses.

Severity	The average claim cost, statistically determined by dividing dollars of losses by the number of claims.

Solvent, solvency	Insurance companies’ ability to pay the claims of policyholders. Regulations to promote solvency include minimum capital and surplus requirements, statutory accounting conventions, limits to insurance company investment and corporate activities, financial ratio tests, and financial data disclosure.

Standard of care	The standard by which negligence is determined. The degree of skill associated with the activities and treatment from a reasonable, prudent, ordinary practitioner acting under the same or similar circumstances.

Statutory Accounting Principles; SAP	More conservative standards than under GAAP accounting rules, they are imposed by state laws that emphasize the present solvency of insurance companies. SAP helps ensure that the company will have sufficient funds readily available to meet all anticipated insurance obligations by recognizing liabilities earlier or at a higher value than GAAP and assets later or at a lower value. For example, SAP requires that selling expenses be recorded immediately rather than amortized over the life of the policy. (See: Generally Accepted Accounting Principles, Admitted assets)

Surplus; statutory surplus	The excess of assets over total liabilities (including loss reserves) that protects policyholders in case of unexpectedly high claims. “Statutory Surplus” is determined in accordance with Statutory Accounting Principles.

Tail	The period of time that elapses between the occurrence of the loss event and the payment in respect thereof.

Tail Coverage	See: Extended Reporting Endorsement

Third-party coverage	Liability coverage purchased by the policyholder as a protection against possible lawsuits filed by a third party. The insured and the insurer are the first and second parties to the insurance contract.

Tort	A civil wrong which may result in damages.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a ''treaty’’) between a primary insurer and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.

Underwriting expense ratio	Under GAAP, the ratio of underwriting, acquisition and other insurance expenses incurred to net premiums earned (for SAP, the ratio of underwriting expenses incurred to net premiums written.)

Underwriting expenses	The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.

Underwriting income; loss	The insurer’s profit on the insurance sales after all expenses and losses have been paid, before investment income or income taxes. When premiums aren’t sufficient to cover claims and expenses, the result is an “underwriting loss.”

Underwriting profit	The amount by which net earned premiums exceed claims and expenses. (See: Underwriting Income)

Unearned premium	The portion of premium that represents the consideration for the assumption of risk for a future period. Such premium is not yet earned since the risk has not yet been assumed. May also be defined as the pro-rata portion of written premiums that would be returned to policyholders if all policies were terminated by the insurer on a given date.

Business Overview
          We operate in a single business segment principally in the mid-Atlantic, Midwest and Southeast. We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities. We also have a small book of legal professional liability business in the Midwest.
          Our top five states represented 60% of our gross premiums written for the year ended December 31, 2006. The following table shows our gross premiums written in these key states for each of the periods indicated.

	Gross Written Premiums-Years Ended December 31
	($ in thousands)
	2006		2005		2004(2)

Ohio	$106,267	18%	$131,102	23%	$149,269	26%
Alabama	102,998	18%	111,462	19%	111,582	19%
Florida	53,469	9%	61,341	11%	69,899	12%
Michigan	43,757	8%	46,741	8%	45,578	8%
Indiana (1)	40,335	7%	41,129	7%	32,635	6%
All other states	232,157	40%	181,185	32%	164,629	29%

Total	$578,983	100%	$572,960	100%	$573,592	100%

(1)	Not a top five state in 2004.

(2)	Missouri was included in the top five states in 2004 (gross premiums written of $35,217).
          We believe there are several areas in which we differentiate ourselves from our competitors. Our financial strength, commitment to a local market presence and personal service have allowed us to establish a leading position in our markets, thus enabling us to effectively compete on a basis other than just price.
          We maintain 17 local claims and/or underwriting offices to ensure that we have a local presence in the markets we serve. This emphasis on local knowledge allows us to maintain active relationships with our customers and be more responsive to their needs.
          Using our local knowledge and our experienced underwriting staff, we rigorously underwrite each application for coverage to ensure that we understand the risks we accept, and are able to develop an adequate price for that risk. By ensuring that we charge an adequate rate, we seek to maintain the strong financial position that allows us to protect our customers in the long-term.
          We believe our local knowledge also allows us to be more effective in evaluating claims because we have a detailed understanding of the medical and legal climates of each market. We also believe our insureds value our willingness and ability to defend non-meritorious claims.
Corporate Organization and History
          We were incorporated in Delaware in June 2001. Our core operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, NCRIC Insurance Company, Inc., Physicians Insurance Company of Wisconsin, Inc., and Red Mountain Casualty Insurance Company, Inc. We also write a limited amount of medical professional liability insurance through Woodbrook Casualty Insurance, Inc. (formerly Medical Assurance of West Virginia, Inc.), which we consider to be a non-core operating subsidiary.
          We are the successor to twelve insurance organizations and much of our growth has come through mergers and acquisitions. In each, we retained key personnel, allowing us to maintain a local presence and preserve important institutional knowledge in underwriting, claims, risk management and marketing. We believe that our ability to utilize this local knowledge is a critical factor in the operation of our companies. Our successful integration of each organization demonstrates our ability to grow effectively through acquisitions.

          Our predecessor company, Medical Assurance, Inc. (Medical Assurance) was founded by physicians as a mutual company in Alabama and wrote its first policy in 1977. Medical Assurance demutualized and became a public company in 1991. Medical Assurance expanded through internal growth and the acquisition of professional liability insurance companies with strong regional identities in West Virginia, Indiana and Missouri, along with books of business in Ohio and Missouri.
          Professionals Group, which was combined with Medical Assurance to form ProAssurance, traces its roots to the Brown-McNeeley Fund, which was founded by the State of Michigan in 1975 to provide medical professional liability insurance to physicians. Physicians Insurance Company of Michigan, which ultimately became ProNational, was founded in 1980 to assume the business of the Fund. That company also expanded through internal growth and the acquisition of a book of business in Illinois and the acquisition of professional liability insurers in Florida and Indiana.
Recent Transactions
          Effective August 1, 2006 we completed our acquisition of Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) in an all stock merger. PIC Wisconsin is a stock insurance company that sells professional liability insurance to physicians, groups of physicians, dentists, and hospitals principally in the state of Wisconsin as well as other Midwestern states.
          On August 3, 2005 we acquired all of the outstanding common stock of NCRIC Corporation and its subsidiaries (NCRIC) in an all stock merger. NCRIC’s primary business is a single insurance company that provided medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia.
          These transactions strategically expanded our geographic footprint and are in keeping with our desire to expand our professional liability operations through selective acquisitions. A more detailed description of the merger transactions is included in Note 2 of the Notes to the Consolidated Financial Statements included herein.
          On January 4, 2006 we sold our personal lines operations (the MEEMIC companies), effective January 1, 2006, for $400 million before taxes and transaction expenses. We recognized a gain on the sale in the first quarter of 2006 of $109.4 million after consideration of sales expenses and estimated taxes. Sale proceeds will support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Additional information regarding the sale of the MEEMIC companies is provided in Note 3 of the Notes to the Consolidated Financial Statements.
          In April and May 2004, we received net proceeds of $44.9 million from the issuance of $46.4 million of trust preferred securities. These trust preferred securities have a 30-year maturity and are callable at par in December 2009. The interest rate on these securities adjusts quarterly to the 3-month London Interbank Offered Rate (LIBOR) plus 385 basis points.
          In early July 2003 we received $104.6 million from the issuance of 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized a substantial portion of the net proceeds from the sale of the Convertible Debentures to repay our then outstanding term loan. We used the balance of the net proceeds from the sale of the Convertible Debentures and the trust preferred securities for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support the growth in insurance operations. See Note 10 of the Notes to the Consolidated Financial Statements for more information regarding the Convertible Debentures and the trust preferred securities.
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

Products and Services
          We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities. We also have a small book of legal professional liability business in the Midwest. We generate the majority of our premiums from individual and small group practices, but also insure major physician groups as well as hospitals. While most of our business is written in the standard market, our subsidiary, Red Mountain Casualty Insurance Company, Inc., offers medical professional liability insurance on an excess and surplus lines basis. We also offer professional office package and workers’ compensation insurance products in connection with our medical professional liability products. We are licensed to do business in every state but Connecticut, Maine, New Hampshire, New York and Vermont.
Marketing
          We utilize both direct marketing and independent agents to write our business. In Alabama and the District of Columbia, we rely solely on direct marketing, and in Florida and Missouri, direct marketing accounts for a majority of our business. We use independent agents to market our professional liability insurance products in other markets. For the year ended December 31, 2006, we estimate that approximately 65% of our gross premiums written were produced through independent insurance agencies. These local agencies usually have one to three producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance product. No single agent or agency accounts for more than 10% of our total direct premiums written.
          Our marketing is primarily directed to physicians. We generally do not target large physician groups or facilities because of the difficulty in underwriting the individual risks within those groups and because their purchasing decision is more focused on price. Our marketing emphasizes:
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
          We believe that a local presence in our markets enables us to effectively provide these communications and services, all of which have helped us gain exposure among potential insureds. This also demonstrates our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds.
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
          Our underwriting focuses on knowledge of local market conditions and legal environments. Through our seven regional underwriting offices located in Alabama, Florida, Indiana, Missouri, Michigan, Washington, D.C., and Wisconsin, we have established a local presence within our targeted markets to obtain better information more quickly.

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
Claims Management
          We have claims offices in Alabama (2), Delaware, Florida (2), Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Ohio (2), Virginia, Washington, D.C., West Virginia, and Wisconsin so that we can provide localized and timely attention to claims. Our claims department investigates the circumstances surrounding an incident from which a covered claim arises against an insured. As we investigate, our claims department establishes the appropriate case reserves for each claim and monitors the level of each case reserve as circumstances require.
          Upon investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable good faith settlement or aggressively defend the claim. If the claim is defended, our claims department coordinates the case, including selecting defense attorneys who specialize in professional liability cases and obtaining medical, legal and/or other professional experts to assist in the analysis and defense of the claim. As part of the evaluation and preparation process for medical professional liability claims, we meet regularly with medical advisory committees in our key states to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.
          We aggressively defend claims against our insureds that we believe have no merit or those we believe cannot be settled by reasonable good faith negotiations. Many of our claims are litigated, and we engage experienced trial attorneys in each venue to handle the litigation in defense of our policyholders.
          We believe that our claims philosophy contributes to lower overall loss costs and results in greater customer loyalty. The success of this claims philosophy is based on our access to attorneys who have significant experience in the defense of professional liability claims and who are able to defend claims in an aggressive, cost-efficient manner.
Investments
          The majority of our assets are held in the operating insurance companies. Executives in our holding company oversee our investments to ensure that we apply a consistent management strategy to the entire portfolio.
          Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results are monitored and evaluated by management. The asset managers typically have the authority to make investment decisions, subject to our investment policy, within the asset class they are responsible for managing. See Note 4 to our Consolidated Financial Statements for more detail on our investments.
Rating Agencies
          Our claims-paying ability and financial strength are regularly evaluated and rated by three major rating agencies, A. M. Best, Fitch and Standard & Poor’s. In developing their ratings, these agencies evaluate an insurer’s ability to meet its obligations to policyholders. While these ratings may be of interest to shareholders, these are not ratings of securities nor a recommendation to buy, hold or sell any security.
          The following table presents the ratings of our group and our core subsidiaries as of February 28, 2007:

Company / Rating
Red
	ProAssurance	Medical				Mountain
Rating Agency	Group	Assurance	NCRIC	PIC Wisconsin	ProNational	Casualty

A. M. Best	A-	A-	B++	A-	A-	A-
(www.ambest.com)	(Excellent)	(Excellent)	(Very Good)	(Excellent)	(Excellent)	(Excellent)

Fitch	A-	A-	Not	Not	A-	Not
(www.fitchratings.com)	(Strong)	(Strong)	Rated	Rated	(Strong)	Rated

Standard & Poor’s	A-	A-	Not	Not	A-	Not
(www.sandp.com)	(Strong)	(Strong)	Rated	Rated	(Strong)	Rated

          The rating process is dynamic and ratings can change. If you are seeking updated information about our ratings, please visit the rating agency websites listed in the table.
Competition
          Competition depends on several factors including pricing, size, name recognition, service quality, market commitment, breadth and flexibility of coverage, method of sale, financial stability and ratings assigned by rating agencies. Many of these factors, such as market conditions and regulatory conditions are beyond our control. However, for those factors within our control, such as service quality, market commitment, financial strength and stability, we believe we have competitive strengths that make us a viable competitor in those states where we are currently writing insurance.
          We compete with many insurance companies and alternative insurance mechanisms such as risk retention groups or self-insuring entities. Many of our competitors concentrate on a single state and have an extensive knowledge of the local markets. We also compete with several large national insurers whose financial strength and resources may be greater than ours. The following table shows the top five companies that we believe are our direct competitors, based on 2005 Direct Written Premiums (latest NAIC data available) in our business footprint.

Competitors

Medical Protective
The Doctors Company
American Physicians Assurance Corporation
Medical Mutual Liability Insurance Society of Maryland
First Professionals Insurance Company
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
          We are experiencing increasing competition after a period in which many medical professional liability insurers withdrew from the market or limited the scope of their writing. For approximately four years, beginning in 1999, medical professional liability insurers experienced significant losses, which reduced the capital of some insurers to a level that could not support current and future business. In response to these trends, many insurers remaining in the market raised rates, tightened underwriting and limited the geographic market in which they were willing to write. We believe these events heightened the sensitivity of our target market to financial strength and stability.
          As premiums increased, several small competitors with limited capital entered the market within our geographic footprint. These smaller companies tend to focus on limited pools of risk and/or specific geographic areas. They generally try to gain market share through lower premiums or less stringent underwriting. Beginning in the latter half of 2005, some established insurers began to compete with lower prices, less-stringent underwriting and more liberal coverage options.
          We have chosen not to aggressively compete on price and we have not liberalized our underwriting criteria, nor have we offered more liberal coverage terms. However, due to our strong market position we have been able to renew the vast majority of our policies at premium levels we believe will allow us to achieve our return on equity targets. However, should competitors become less disciplined in their pricing, or more permissive in their coverage terms, we would expect to lose the business of policyholders who base their buying decisions primarily on price.
Insurance Regulatory Matters
          We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our operating insurance subsidiaries are domiciled in Alabama, Michigan, The District of Columbia, and Wisconsin.
          Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These could include new or updated definitions of risk exposure and limitations on business practices. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes.
          There is currently limited federal regulation of the insurance business, but each state has a comprehensive system for regulating insurers operating in that state. In addition, these insurance regulators periodically examine each insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations.
          Our operating subsidiaries are required to file detailed annual reports with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation regulating insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, and other related matters.
          Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.
Insurance Regulation Concerning Change or Acquisition of Control
          The insurance regulatory codes in our operating subsidiaries’ respective domiciliary states each contain provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control or possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company must generally file an application for approval of the proposed change of control with the relevant insurance regulatory authority.
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
Statutory Accounting and Reporting
          Insurance companies are required to file detailed quarterly and annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with Statutory Accounting Practices (SAP). Insurance regulators periodically examine each insurer’s financial condition, adherence to SAP, and compliance with insurance department rules and regulations.
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
          State insurance holding company acts generally require domestic insurers to obtain prior approval of extraordinary dividends. Under the insurance holding company acts governing our principal operating subsidiaries except NCRIC and PIC Wisconsin, a dividend is considered to be extraordinary if the combined dividends and distributions to the parent holding company in any 12 month period are more than the greater of either the insurer’s net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.
          The regulations governing Washington, D.C. insurers, which have jurisdiction over NCRIC, deems a dividend to be extraordinary if the combined dividends and distributions made in any 12 month period exceeds the lesser of:
•	net income less capital gains; or

•	10% surplus at the past calendar year end.
          The regulations governing Wisconsin insurers deems a dividend to be extraordinary if the amount exceeds the lesser of:
•	10% of a company’s capital and surplus as of December 31 of the preceding year;
          Or the greater of:
•	Statutory net income for the preceding calendar year, minus realized capital gains for that calendar year, or

•	The aggregate of statutory net income for the three previous calendar years minus realized capital gains for those calendar years, minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.

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
Risk-Based Capital
          In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) specifies risk-based capital (RBC) requirements for property and casualty insurance companies. At December 31, 2006, all of ProAssurance’s insurance subsidiaries exceeded the minimum level of capital.
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
Guaranty Funds
          Admitted insurance companies are required to be members of guaranty associations which administer state Guaranty Funds. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state. However, in 2006 the Florida Office of Insurance Regulation levied two separate 2% assessments on property and casualty insurers to enable the Florida Guaranty Association to pay claims against insurers that became insolvent due to hurricanes. The combined assessments totaled $2.3 million for us.
          Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We have elected to add a surcharge to the premiums we will charge our Florida policyholders, in an effort to recoup the assessments in the Florida example cited in the previous paragraph.
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
          Several of the states in which we operate, notably Georgia, Florida, Illinois, Missouri, Ohio, Texas, and West Virginia, have passed Tort Reform, but these laws have yet to materially affect our business. Wisconsin’s caps on non-economic damages were ruled unconstitutional in 2005, and in 2006 the legislature enacted a new law that re-established caps on non-economic damages at $750,000. Recent court decisions in West Virginia have struck down the Tort Reforms enacted in 1991 and we believe there will be court challenges in the remaining states in the coming years. Historically many of these laws have been invalidated in the appeals process. Because we cannot predict with any certainty how appellate courts will rule on these laws we do not take them into account in our rate-making assumptions, except in Florida where such credit is required by law.
          Legislatures in other states in which we operate are currently considering, or being asked to consider Tort Reform, but we cannot predict in which states those efforts will be successful. In certain states, Tort Reform may also place limits on the ability of professional liability insurers to raise or maintain rates at adequate levels. We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.
          There are also Tort Reform proposals being considered at the Federal level. This legislation has the backing of the Bush administration and passed the House of Representatives in 2006, as in prior legislative sessions, but has never been approved in the Senate. We do not believe there will be Federal Tort Reform in the foreseeable future. As in the states, passage of a federal Tort Reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
          In addition there have been prior attempts to involve the federal government in the regulation of the insurance industry at some level. While we do not have any reason to believe this will occur in the near future, we cannot rule out that possibility.
          Although the federal government does not regulate the business of insurance directly, federal initiatives, including changes in patient protection legislation and the various health care reforms currently under discussion may affect our business.
Employees
          At December 31, 2006, we had 589 employees, none of whom are represented by a labor union. We consider our employee relations to be good.
ITEM 1A. RISK FACTORS.
          There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors,” while others having to do with operational, liquidity, interest rate and other variables, are described elsewhere in this report. Any factor described in this report could by itself, or together with one or more factors, have a negative effect on our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
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
          Our principal operating subsidiaries hold favorable financial strength ratings with A.M. Best, Standard & Poor’s, Fitch and other rating agencies. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business.
          The following table presents the ratings of our group and our core subsidiaries as of February 28, 2007:

Company / Rating
Red
	ProAssurance	Medical				Mountain
Rating Agency	Group	Assurance	NCRIC	PIC Wisconsin	ProNational	Casualty

A. M. Best	A-	A-	B++	A-	A-	A-
(www.ambest.com)	(Excellent)	(Excellent)	(Very Good)	(Excellent)	(Excellent)	(Excellent)

Fitch	A-	A-	Not	Not	A-	Not
(www.fitchratings.com)	(Strong)	(Strong)	Rated	Rated	(Strong)	Rated

Standard & Poor’s	A-	A-	Not	Not	A-	Not
(www.sandp.com)	(Strong)	(Strong)	Rated	Rated	(Strong)	Rated

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
          We derive a significant portion of our insurance premium revenue from medical malpractice risks. Between 2000 and 2004, premium rates increased significantly which improved our operating results. Competition has increased in the medical malpractice industry since 2004, and premiums may not remain at current levels in the next year. Should our competitors become less disciplined in their pricing, or more permissive in their terms, we may see premiums decline. We could also lose customers who base their purchasing decisions primarily on price because our policy is to charge adequate premiums on risks that meet our underwriting standards. We cannot predict whether, when or how market conditions will change, or the manner in which, or the extent to which any such changes may adversely impact the results of our operations.
Our investment results will fluctuate as interest rates change.
          Our investment portfolio is primarily comprised of interest-earning assets. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our stockholders’ equity, income and/or cash flows. Our total investments at December 31, 2006 were $3.5 billion, of which $3.2 billion was invested in fixed maturities. Unrealized pre-tax net investment losses on investments in available-for-sale fixed maturities were approximately $2.4 million at December 31, 2006.
          At December 31, 2006, we held equity investments having a fair value of $7.2 million in an available-for-sale portfolio and held additional equity securities having a fair value of $7.6 million in a trading portfolio. The fair value of these securities fluctuates depending upon company specific and general market conditions.
          Any decline in the fair value of available-for-sale securities that we determine to be other-than-temporary will reduce our net income. Any changes in the fair values of trading securities, whether gains or losses, will be included in current period net income.
Changes in healthcare could have a material affect on our operations.
          We derive substantially all of our medical professional liability insurance premiums from physicians and other individual healthcare providers, physician groups and smaller healthcare facilities. Significant attention has been focused on reforming the healthcare industry at both the federal and state levels which could result in changes to how health care providers insure their medical malpractice risks. A broad range of healthcare reform measures has been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limiting increases in insurance premiums and/or health savings accounts, limiting the liability of doctors and hospitals for tort claims, imposing liability on institutions rather than physicians, and restructuring the healthcare insurance system. We cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on us. The adoption of certain of these proposals could materially adversely affect our financial condition or results of operations.
          In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment such as the emergence of managed care, declining reimbursement levels and increasing costs. These, and other factors, have negatively affected or threatened to affect the practices and economic independence of our insureds. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with larger organizations.
          These changes may result in the elimination of, or a significant decrease in, the role of the physician in the medical malpractice insurance purchasing decision. They could also result in greater emphasis on the role of professional managers, who may seek to purchase insurance on a price competitive basis, and who may favor insurance companies that are larger and more highly rated than we are. In addition, such change and consolidation could reduce our medical malpractice premiums as groups of insurance purchasers generally retain more risk or self insure.
We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which are subject to dividend restrictions.
          We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed under Item 1, “Insurance Regulatory Matters” on page 21.
Regulatory requirements could have a material effect on our operations.
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
Our claims settlement practices could result in a bad faith claim against us.
          We could be sued for allegedly acting in bad faith during our handling of a claim. The damages in actions for bad faith may include amounts owed by the insured in excess of the policy limits as well as consequential and punitive damages. Awards above policy limits are relatively infrequent, but they are becoming more common. Historically, we have been successful in resolving actions against us for bad faith on terms that have no material adverse effect on our financial condition and results of operations. These actions have the potential to have a material adverse effect on our financial condition and results of operations.
The unpredictability of court decisions could have a material affect on our operations.
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
          We depend in part on the services of independent agents in the marketing of our insurance products. We face competition from other insurance companies for the services and allegiance of independent agents. These agents may choose to direct business to competing insurance companies.
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
          We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results would be adversely affected. At December 31, 2006, we had reinsurance recoverables on paid and unpaid losses and loss adjustment expenses of approximately $370.8 million.
The guaranty fund assessments that we are required to pay to state guaranty associations may increase and results of operations and financial condition could suffer as a result.
          Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insolvent insurance companies. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1%

and 2% of annual premiums written by a member in that state, although one notable exception occurred in Florida in 2006, when the state assessed all property casualty insurers a total of 4% of their non-property premiums to offset bankruptcies caused by hurricane claims. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
          Property and casualty guaranty fund assessments incurred by us totaled $2.6 million and $226,000 for 2006 and 2005, respectively. Our policy is to accrue the insurance insolvencies when notified of assessments. We are not able to reasonably estimate the liabilities of an insolvent insurer or develop a meaningful range of the insolvent insurer’s liabilities because of inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds.
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
          Our board of directors regularly reviews succession planning relating to our Chief Executive Officer as well as other senior officers. Dr. Crowe, our current Chairman and Chief Executive Officer, has indicated to the board that he has no immediate plans for retirement.
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
          In addition, state insurance laws provide that no person or entity may directly or indirectly acquire control of an insurance company unless that person or entity has received approval from the insurance regulator. An acquisition of control would be presumed if any person or entity acquires 10% (5% in Alabama) or more of our outstanding common stock, unless the applicable insurance regulator determines otherwise.
          These provisions apply even if the offer may be considered beneficial by stockholders.
          If a change in management or a change of control is delayed or prevented, the market price of our common stock could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
          We own three office buildings, all of which are unencumbered. In Birmingham, Alabama we own a 156,000 square foot building in which we currently occupy approximately 82,000 square feet with the remaining office space leased to unaffiliated persons or available to be leased. In Okemos, Michigan we own, and fully occupy a 53,000 square foot building and in Madison, Wisconsin we own and fully occupy a 38,000 square foot building.
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

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION
          The executive officers of ProAssurance Corporation (ProAssurance) serve at the pleasure of the Board of Directors. We have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. In total, our senior management team has average experience in the insurance industry of 23 years. Following is a brief description of each executive officer of ProAssurance, including their principal occupation and employment during the last five years.

A. Derrill Crowe	Dr. Crowe has served as the Chairman of the Board and Chief Executive Officer of ProAssurance since we began operations in 2001. Dr. Crowe helped found our predecessor company, Medical Assurance in 1976. In addition to his work with our Company, Dr. Crowe practiced Urology in Birmingham, Alabama for more than 30 years. He is active on the COO committee of the Physician Insurers Association of America and serves that organization in a number of other capacities. Dr. Crowe was named Alabama CEO of the Year by The Birmingham News in April 2005. (Age 70)

Victor T. Adamo	Mr. Adamo has been the President, a Vice-Chairman, and Chief Operating Officer of ProAssurance since its inception. Mr. Adamo first joined the predecessor of Professionals Group (PICOM Insurance Company) in 1985 as general counsel and was elected CEO in 1987. From 1975 to 1985, Mr. Adamo was in private legal practice and represented the company in corporate legal matters. Mr. Adamo is a Chartered Property Casualty Underwriter. (Age 59)

Paul R. Butrus	Mr. Butrus has served as a Vice Chairman and a director of ProAssurance since we began operations in June 2001. Mr. Butrus has been Executive Vice President and a director of Medical Assurance since its incorporation in 1995. Mr. Butrus has been employed by Medical Assurance Company and its subsidiaries since 1977. (Age 66)

Howard H. Friedman	Mr. Friedman is a Co-President of our Professional Liability Group, a position he has held since October 2005, and is also our Chief Underwriting Officer. Mr. Friedman has served in a number of positions for ProAssurance, most recently as Chief Financial Officer and Corporate Secretary. He was also the Senior Vice President, Corporate Development of Medical Assurance. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 48)

Jeffrey P. Lisenby	Mr. Lisenby was appointed as Corporate Secretary of ProAssurance effective January 1, 2006. Mr. Lisenby joined Medical Assurance, the predecessor to ProAssurance, in 2001 and has served as Vice-President and head of the corporate Legal Department since the creation of ProAssurance. Prior to joining Medical Assurance, he was in private practice in Birmingham, Alabama and served as a judicial clerk for the United States District Court for the Northern District of Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 38)

James J. Morello	Mr. Morello was appointed as our Senior Vice President, Chief Accounting Officer and Treasurer in June 2001. Mr. Morello has been Senior Vice President and Treasurer for Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Medical Assurance Company since 1984. Mr. Morello is a certified public accountant. (Age 58)

Frank B. O’Neil	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil has been Senior Vice President of Corporate Communications for Medical Assurance since 1997 and employed by Medical Assurance Company and its subsidiaries since 1987. (Age 53)

Edward L. Rand, Jr.	Mr. Rand was appointed Chief Financial Officer on April 1, 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 40)

Darryl K. Thomas	Mr. Thomas is a Co-President of the Professional Liability Group, a position he has held since October 2005, and serves as our Chief Claims Officer. Prior to the formation of ProAssurance, Mr. Thomas was Senior Vice President of Claims for ProNational Insurance Company, one of ProAssurance’s predecessor companies. Prior to joining ProNational Insurance Company in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Mr. Thomas was also Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 49)
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          At February 15, 2007, ProAssurance Corporation (PRA) had 3,921 stockholders of record and 33,281,390 shares of common stock outstanding. ProAssurance’s common stock currently trades on The New York Stock Exchange (NYSE) under the symbol “PRA”.

	2006		2005
Quarter	High	Low	High	Low
First	$53.08	$48.95	$41.90	$37.00
Second	51.22	45.96	41.76	36.60
Third	51.69	46.18	46.90	41.86
Fourth	52.11	47.84	51.88	44.45
          ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.
          ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters-Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 on page 22 of this 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2006.

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average	issuance under
	exercise of	exercise price of	equity
	outstanding	outstanding	compensation plans
	options,	options,	(excluding
	warrants and	warrants and	securities reflected
Plan Category	rights	rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	982,303	$32.81	2,282,754

Equity compensation plans not approved by security holders	—	—	—

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written (4)	$578,983	$572,960	$573,592	$543,323	$461,715
Net premiums written (4)	543,376	521,343	535,028	497,659	389,901

Premiums earned (4)	627,166	596,557	555,524	509,260	412,656
Premiums ceded (4)	(44,099)	(53,316)	(35,627)	(49,389)	(78,460)
Net premiums earned (4)	583,067	543,241	519,897	459,871	334,196
Net investment income (4)	149,789	99,193	77,669	64,532	67,616
Net realized investment gains (losses) (4)	(1,199)	912	7,572	5,858	(6,099)
Other income (4)	5,941	4,604	2,419	5,580	6,388
Total revenues (4)	737,598	647,950	607,557	535,841	402,101
Net losses and loss adjustment expenses (4)	443,329	438,201	460,437	439,368	351,320
Income (loss) from continuing operations before cumulative effect of accounting change	126,984	80,026	43,043	15,345	(8,100)
Net income (2)	236,425	113,457	72,811	38,703	12,207
Income (loss) from continuing operations per share before cumulative effect of accounting change: (3)
Basic	$3.96	$2.66	$1.48	$0.53	$(0.31)
Diluted	$3.72	$2.52	$1.44	$0.53	$(0.31)
Net income per share: (2) (3)
Basic	$7.38	$3.77	$2.50	$1.34	$0.47
Diluted	$6.85	$3.54	$2.37	$1.33	$0.46
Weighted average number of shares outstanding: (3)
Basic	32,044	30,049	29,164	28,956	26,231
Diluted	34,925	32,908	31,984	30,389	26,254

Balance Sheet Data (as of December 31)
Total investments (4)	$3,492,098	$2,614,319	$2,145,609	$1,792,323	$1,446,342
Total assets from continuing operations	4,342,853	3,341,600	2,743,295	2,448,088	2,214,564
Total assets	4,342,853	3,909,379	3,239,198	2,879,352	2,586,650
Reserve for losses and loss adjustment expenses (4)	2,607,148	2,224,436	1,818,636	1,634,749	1,492,140
Long-term debt (4)	179,177	167,240	151,480	104,789	72,500
Total liabilities from continuing operations	3,224,306	2,806,820	2,333,405	2,074,560	1,854,573
Total capital	1,118,547	765,046	611,019	546,305	505,194
Total capital per share of common stock outstanding	$33.61	$24.59	$20.92	$18.77	$17.49
Common stock outstanding at end of year	33,276	31,109	29,204	29,105	28,877

(1)	Includes acquired entities since date of acquisition, only. PIC Wisconsin was acquired on August 1, 2006. NCRIC Corporation was acquired on August 3, 2005.

(2)	Net income for the year ended December 31, 2002 was increased by $1.7 million ($0.07 per basic and diluted share) due to the cumulative effect of adopting of SFAS 141 and SFAS 142.

(3)	Diluted net income per share for 2003 has been restated to reflect implementation of Emerging Issues Task Force 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. The restatement reduced previously reported diluted net income per share by $0.01.

(4)	Excludes discontinued operations.

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
          We sold our personal lines operations effective January 1, 2006. Accordingly, our Consolidated Financial Statements report these operations (which were formerly reported as a separate operating segment) as discontinued operations in all periods presented. Unless otherwise stated, financial information provided in this discussion for both current and prior periods excludes amounts attributed to discontinued operations.
Critical Accounting Estimates
          Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially affected by changes in these estimates and assumptions.
          Management considers the following accounting estimates to be critical because they involve significant judgment by management and the effect of those judgments could result in a material effect on our financial statements.
Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve)
          The largest component of our liabilities is our reserve for losses and the largest component of expense for our operations is incurred losses. Net losses in any period reflect our estimate of net losses incurred related to the premiums earned in that period as well as any changes to our estimates of the reserve established for net losses of prior periods.
          The estimation of medical professional liability losses is inherently difficult. Injuries may not be discovered until years after an incident, or a claimant may delay pursuing the recovery of damages. Ultimate loss costs, even for similar events, vary significantly depending upon many factors, including but not limited to the nature of the injury and the personal situation of the claimant or the claimants’ family, the outcome of jury trials, the judicial climate where the insured event occurred, general economic conditions and the trend of health care costs. Medical liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.
          In establishing our reserve for loss and loss adjustment expenses management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. We perform an in-depth review of our reserve for losses on a semi-annual basis. Additionally, we continually update and review the data underlying the estimation of our reserve for losses and make adjustments that we believe the emerging data indicate. Any adjustments necessary are reflected in the then-current operations.

          External actuaries review the reserve for losses of each insurance subsidiary at least semi-annually. ProAssurance considers the views of the external actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates in establishing its reserves.
          As a result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates. In establishing our initial reserves for a given accident year we rely significantly on the loss assumptions embedded within our pricing. Because of the historically volatile nature of medical liability losses the initial loss estimates are established at a level which is approximately 10% above the pricing assumptions. This difference recognizes the volatility of the medical malpractice loss environment and the risk in determining pricing parameters. We can therefore remain competitive from a pricing standpoint while relying on our capital base to support current operations. As each accident year matures we analyze reserves in a variety of ways. We use a variety of actuarial methodologies in performing these analyses. Among the methods that we have used are:
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
          In performing these analyses we partition our business by type, coverage type, geography, layer of coverage and accident year. This procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. For each partition, the results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment, are used to develop a point estimate based upon management’s judgment and past experience. The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management and is not driven by formulaic determination. For each partition of our business we select a point estimate with due regard for the age, characteristics and volatility of the partition of the business, the volume of data available for review and past experience with respect to the accuracy of estimates. This series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
          We have modeled implied reserve ranges around our single point reserve estimates for our professional liability business assuming different confidence levels. The ranges have been developed by aggregating the expected volatility of losses across partitions of our business to obtain a consolidated distribution of potential reserve outcomes. The aggregation of this data takes into consideration the correlation among our geographic and specialty mix of business. The result of the correlation approach to aggregation is that the ranges are narrower than the sum of the ranges determined for each partition.

          We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our reserve for losses. The high and low end points of the ranges are as follows:

	Low End Point	Carried Reserve	High End Point
80% Confidence Level	$1.601 billion	$2.236 billion	$2.745 billion
60% Confidence Level	$1.752 billion	$2.236 billion	$2.483 billion
          The development of a reserve range models the uncertainty of the claim environment as well as the limited predictive power of past loss data. These uncertainties and limitations are not specific to us. The ranges represent an estimate of the range of possible outcomes and should not be confused with a range of best estimates. Given the number of factors considered it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. Any change in our estimate of the reserve would be reflected in then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
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
          We evaluate each of our ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2006 all ceded contracts are accounted for as risk transferring contracts.
          Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers both the payment history of the reinsurer and publicly available financial and rating agency data. At December 31, 2006 we believe all of our recorded reinsurance receivables to be collectible.
Investments
          We evaluate our available-for-sale securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:
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

          A decline in the fair value of an available-for-sale security below cost that we judge to be other than temporary is recognized as a loss in the current period income statement and reduces the cost basis of the security. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the security. Adjustments to the cost basis of fixed maturity securities are accreted to par over the remaining life of the security.
Deferred Policy Acquisition Costs
          Policy acquisition costs, primarily commissions, premium taxes and underwriting salaries, vary directly with, and are primarily related to, the acquisition of new and renewal premiums. Such costs are capitalized and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs and any amounts estimated to be unrecoverable are charged to expense in the current period.
Goodwill
          In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” we make an annual assessment as to whether the value of our goodwill assets is impaired. We completed such assessments in 2006, 2005 and 2004 and concluded that the value of our goodwill assets related to continuing operations of approximately $72.2 million was not impaired. We use market-based valuation models and a capital asset pricing model to estimate the fair value. These models require the use of numerous assumptions regarding market perceptions of value as related to our consolidated and reporting unit historical and projected operating results and those of other economically similar entities. Changes to these assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value. Any determined impairment would be reflected as an expense in the period identified.
ProAssurance Overview
          We are an insurance holding company and our operating results are almost entirely derived from the operations of our insurance subsidiaries, all of which principally write medical professional liability insurance.
Corporate Strategy
          Our goal is to maintain our position as a leading writer of medical professional liability insurance while maintaining our commitment to disciplined underwriting and aggressive claims management. According to A.M. Best, based on 2005 data, we are the fourth largest medical liability insurance writer in the nation, and we believe we are the largest medical liability writer in our collective states of operation. We believe that our strong reputation in our regional markets, combined with our financial strength, strong customer service and proven ability to manage claims, should enable us to profitably expand our position in select states. We have successfully acquired and integrated companies and books of business in the past and believe our financial size and strength make us an attractive acquirer. We emphasize disciplined underwriting and do not manage our business to achieve a certain level of premium growth or market share. We apply our local knowledge to individual risk selection and determine the appropriate price based on our assessment of the specific characteristics of each risk. In addition to prudent risk selection, we seek to control our underwriting results through effective claims management. We investigate each claim and have fostered a strong culture of aggressively defending claims that we believe have no merit. We manage claims at the local level, tailoring claims handling to the legal climate of each state, which we believe differentiates us from national writers.
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
          We believe that a focus on rate adequacy, selective underwriting and effective claims management is required if we are to achieve our ROE targets. We closely monitor premium revenues, losses and loss adjustment costs, and acquisition, underwriting and insurance expenses. Our investment portfolio is managed in order to meet the liquidity and capital needs of each insurance company as well as to maximize after-tax investment returns on a consolidated basis. We engage in activities that generate other income; however, such activities, principally fee generating and agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.
Growth Opportunities and Outlook
          We expect our future growth will be supported by controlled expansion in states where we are already writing business and into additional states within, or adjacent to, our existing business footprint. We also look to expand through the acquisition of other companies or books of business; however, such expansion is opportunistic and cannot be predicted.
          We have seen an increasingly competitive market during the past two years, driven by existing medical professional liability insurers as well as new entrants. While overall we believe pricing remains adequate, we are beginning to see more instances of price based competition and a focus on market share rather than underwriting discipline. As a result of these market forces, profitable growth in the coming year will be challenging. Nevertheless we will continue to price our products at levels that we believe meet our return objectives and we will continue to forego business that does not meet those objectives. We achieved average gross price increases of approximately 3%, 11% and 19%, on renewal business (weighted by premium volume) in 2006, 2005 and 2004, respectively. The price increases implemented over the last several years have brought our pricing to a level that we believe is adequate to meet our return objectives. In 2007 we expect medical professional liability pricing in our markets to remain flat or possibly decline. We expect our pricing to vary regionally, with increases in some states and decreases in others, but to remain relatively flat on an overall basis.
Recent Significant Events
          Effective August 1, 2006 we acquired Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) in an all-stock merger. The acquisition of PIC Wisconsin allowed ProAssurance to expand its medical professional liability business into the state of Wisconsin and adjacent states and into Nevada. On August 3, 2005 we acquired all of the outstanding common stock of NCRIC Corporation and its subsidiaries (NCRIC) in an all-stock merger. The acquisition of NCRIC allowed ProAssurance to expand its medical professional liability business into the District of Columbia and surrounding states. These transactions strategically expanded our geographic footprint and are in keeping with our desire to expand our professional liability operations through selective acquisitions. A more detailed description of the merger transactions is provided in Note 2 of the Notes to the Consolidated Financial Statements.
          Effective January 1, 2006, we sold our personal lines operations (the MEEMIC companies) for $400 million before taxes and transaction expenses and recognized a gain on the sale of $109.4 million after consideration of sales expenses and estimated taxes. Sale proceeds will support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Additional information regarding the sale of the MEEMIC companies is provided in Note 3, “Discontinued Operations” of the Notes to the Consolidated Financial Statements.

          During the third quarter of 2006 a jury in Tampa awarded a total of $217 million in a medical malpractice case against insureds of ProNational Insurance Company, one of our subsidiaries. There are many open legal issues still to be decided regarding both the merits of the case and the availability of coverage to the defendant. As discussed in Note 9 of the Notes to the Consolidated Financial Statements, we consider legal actions related to our handling of claims in establishing our reserve for losses.
Reclassifications
          Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. Beginning in 2006, we included rental income from real estate holdings in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. In this report, we have reclassified rental income of $1.1 million (both 2005 and 2004) and real estate related expenses of $2.6 million (2005) and $2.4 million (2004) to conform prior year operating results to the 2006 presentation. The reclassification had no effect on income from continuing operations or net income.
Liquidity and Capital Resources and Financial Condition
Overview
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements for additional information regarding dividend limitations. During the year ended December 31, 2006 our insurance subsidiaries paid ordinary cash dividends totaling $32.8 million and extraordinary dividends (related to the sale of the MEEMIC companies) totaling $168.0 million. At December 31, 2006 we held cash and investments of approximately $286 million outside of our insurance subsidiaries that is available for use without regulatory approval.
Cash flows
          The principal components of our cash flow have historically been the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes.
          Our operating activities provided positive cash flows during the years ended December 31, 2006 and 2005 of $183 million and $324 million, respectively. The variation between the two years is principally due to the following:
•	In 2006 operating cash flows were reduced due to our purchase, on a net basis, of approximately $52 million of trading portfolio securities whereas, in 2005, such purchases were less than $1 million. Under GAAP, purchases and sales of trading securities are classified as operating cash flows, unlike purchases and sales of short-term investments or available-for-sale securities which are classified as investment cash flows.

•	Operating cash flows were also reduced by taxes of almost $55 million that we paid in 2006 related to the gain on the sale of our personal lines operations. There was no similar tax payment in 2005. Proceeds from this sale are included in investment cash flows.

•	Excluding PIC Wisconsin, which contributed positive operating cash flows in 2006 of approximately $19 million, operating cash flows were reduced due to a decline in premium collections and an increase in payments for taxes, loss payments and operating expenses. These decreases in operating cash flows were partially offset by growth in cash flows from investment earnings.

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
          We invest most of the cash generated from operations into debt and equity securities. We held cash and cash equivalents of approximately $29.1 million at December 31, 2006 and $34.5 million at December 31, 2005.
          We held investments in short-term securities at December 31, 2006 of $184.3 million as compared to $93.1 million at December 31, 2005. We elected to hold more funds in short-term securities during 2006 in order to increase our flexibility in managing our capital resources.
          Available-for-sale fixed maturity securities comprised 90% of our total investments as compared to 92% at December 31, 2005. The change in the mix of our investment portfolio is being driven by the increase in short-term investments previously discussed. Substantially all of our fixed maturities are either United States government and agency obligations or investment grade securities as determined by national rating agencies. Our available for sale fixed maturities have a dollar weighted average rating of “AA” at December 31, 2006. The weighted average effective duration of our available-for-sale fixed maturity securities at December 31, 2006 is 3.9 years; the weighted average effective duration of our available-for-sale fixed maturity securities and our short-term securities combined is 3.7 years.
          Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, at December 31, 2006 our available-for-sale fixed maturity securities had net unrealized losses of approximately $2.5 million, with unrealized losses totaling $25.2 million and unrealized gains of $22.7 million. At December 31, 2005, on a pre-tax basis, our available-for-sale fixed maturity securities had net unrealized losses of $15.2 million with unrealized losses totaling $30.3 million and unrealized gains totaling $15.1 million. Almost all of the unrealized loss positions in our portfolio are interest-rate related. Due to the short duration of our portfolio and our strong operating cash flows, we believe we have the ability and intent to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other than temporary. In general, bond interest rates are higher at December 31, 2006 than at December 31, 2005, but have fluctuated during the intervening period. The overall decrease in the net amount of unrealized losses during 2006 as compared to 2005, which may appear contrary to the overall change in bond interest rates, is due to the timing of purchases and sales in 2006. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
          At December 31, 2006, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios, and equity-type holdings included in other investments) totaled $63.7 million, representing approximately 2% of our total investments, and approximately 6% of our capital. There has been no significant change in equity holdings since December 31, 2005.

Debt
          Our long-term debt at December 31, 2006 is comprised of the following (in thousands, except %):

			First
	Rate	2006	Redemption Date

Convertible Debentures	3.9%, fixed	$105,677	July 2008
2034 Subordinated Debentures	9.2%, Libor adjusted	46,395	May 2009
2032 Subordinated Debentures	9.4%, Libor adjusted	15,464	December 2007
2034 Surplus Notes	7.7%, fixed until May 2009	11,641	May 2009*

		$179,177

*	Subject to approval by the Wisconsin Commissioner of Insurance
          Our Convertible Debentures may be converted at the option of holders when the price of our common stock exceeds a specified price during 20 of the last 30 days of any quarter (see Note 10 to the Consolidated Financial Statements). Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was met during the quarter ended December 31, 2006 and holders may convert through March 31, 2007. To date, no holders have requested conversion. If converted, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
          A more detailed description of our debt is provided in Note 10 of the Notes to the Consolidated Financial Statements.
Losses
          The following table, known as the Reserve Development Table, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. Years prior to 2001 relate only to the reserves of Medical Assurance. In years 2001 and thereafter the table also reflects the reserves of ProAssurance, formed in 2001 in order to merge Medical Assurance and Professionals Group. NCRIC reserves are included only in the year 2005 and thereafter. PIC Wisconsin reserves are included only in the year 2006. The table does not include the reserves of personal lines operations, which are reflected in our financial statements as discontinued operations.
          The table includes losses on both a direct and an assumed basis and is net of reinsurance recoverables. The gross liability for losses before reinsurance, as shown on the balance sheet, and the reconciliation of that gross liability to amounts net of reinsurance are reflected below the table. We do not discount our reserve for losses to present value. Information presented in the table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The table presents the development of our balance sheet reserve for losses; it does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.
          The following may be helpful in understanding the Reserve Development Table:
–	The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects our reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as showing in our consolidated financial statements at the end of each year (the Balance Sheet Reserves).

–	The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

–	The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

–	The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Reserve Development
(In thousands)

December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Reserve for losses, undiscounted and net of reinsurance recoverables	$440,040	$464,122	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385

Cumulative net paid, as of:
One Year Later	48,390	67,383	89,864	133,832	143,892	245,743	224,318	200,314	199,617	242,608
Two Years Later	98,864	128,758	192,716	239,872	251,855	436,729	393,378	378,036	384,050
Three Years Later	136,992	194,139	257,913	313,993	321,957	563,557	528,774	526,867
Four Years Later	173,352	227,597	308,531	358,677	367,810	656,670	635,724
Five Years Later	191,974	252,015	331,796	387,040	402,035	726,661
Six Years Later	204,013	266,056	346,623	408,079	422,005
Seven Years Later	212,282	276,052	357,148	417,362
Eight Years Later	218,919	284,442	362,978
Nine Years Later	225,722	295,935
Ten Years Later	226,069

Re-estimated Net Liability as of:
End of Year	440,040	464,122	480,741	486,279	493,457	1,009,354	1,098,941	1,298,458	1,544,981	1,896,743
One Year Later	393,363	416,814	427,095	463,779	507,275	1,026,354	1,098,891	1,289,744	1,522,000	1,860,451
Two Years Later	347,258	364,196	398,308	469,934	529,698	1,023,582	1,099,292	1,282,920	1,479,773
Three Years Later	294,675	333,530	400,333	488,416	527,085	1,032,571	1,109,692	1,259,802
Four Years Later	264,714	323,202	414,008	487,366	534,382	1,035,832	1,108,539
Five Years Later	259,195	320,888	415,381	485,719	536,875	1,045,063
Six Years Later	248,698	321,232	412,130	489,187	535,120
Seven Years Later	250,927	321,959	409,501	490,200
Eight Years Later	251,584	319,822	412,148
Nine Years Later	250,397	330,911
Ten Years Later	250,758

Net cumulative redundancy (deficiency)	$189,282	$133,211	$68,593	$(3,921)	$(41,663)	$(35,709)	$(9,598)	$38,656	$65,208	$36,292

Original gross liability — end of year	$548,732	$614,720	$660,631	$665,786	$659,659	$1,322,871	$1,494,875	$1,634,749	$1,818,635	$2,224,436
Less: reinsurance recoverables	(108,692)	(150,598)	(179,890)	(179,507)	(166,202)	(313,517)	(395,934)	(336,291)	(273,654)	(327,693)

Original net liability — end of year	$440,040	$464,122	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743

Gross re-estimated liability — latest	$295,800	$416,616	$519,742	$602,928	$636,208	$1,293,171	$1,396,694	$1,547,121	$1,746,847	$2,175,703
Re-estimated reinsurance recoverables	(45,042)	(85,705)	(107,594)	(112,728)	(101,088)	(248,108)	(288,155)	(287,319)	(267,074)	(315,252)

Net re-estimated liability — latest	$250,758	$330,911	$412,148	$490,200	$535,120	$1,045,063	$1,108,539	$1,259,802	$1,479,773	$1,860,451

Gross cumulative redundancy (deficiency)	$252,932	$198,104	$140,889	$62,858	$23,451	$29,700	$98,181	$87,628	$71,788	$48,733

          In each year reflected in the table, we have estimated our reserve for losses utilizing the actuarial methodologies discussed in critical accounting estimates. These techniques are applied to the data in a consistent manner and the resulting projections are evaluated by management to establish the estimate of reserve.
          Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve medical malpractice claims and include the following:
–	Reserves in the earlier years of the table include prior accident year amounts dating back to the mid- and late-1980’s. When these reserves were originally established, our estimates were strongly influenced by dramatic increases to frequency and severity trends that we, and the industry as a whole, experienced in the mid-1980s. Some of these trends moderated, and in some cases, reversed, in the late 1980s or early 1990s, but the extended time required for claims resolution delayed our recognition of the improved environment

–	Prior to the mid to late 1990’s our business was largely based in Alabama. When we began to expand geographically, we utilized industry based data as well as our own data to support our actuarial projection process. Our own claims experience proved to be better than the projected experience, but again, this was not known for some time after the reserves were established. Ultimately, as actual results proved better than that suggested by historical trends and industry claims data, redundancies developed and were recognized.

–	The medical professional liability legal environment deteriorated once again in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As a result, favorable development of prior year reserves slowed in 2000 and reversed in 2001 and 2002. We have addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

–	During 2004, 2005 and 2006 we have recognized favorable development related to our previously established reserves for accident years 2001 through 2004, due to reductions to our original estimates of claim severity.

          As compared to our reserve for losses at December 31, 2005, our reserve for losses, net of reinsurance recoverables, has increased by $340 million, which includes the reserve for losses acquired in the PIC Wisconsin transaction of $171 million. The remaining growth is attributable to the generally long-tailed nature of our medical professional liability lines of business. Several years can pass between the initial recognition of a claim and the ultimate settlement of that claim. Activity in the net reserve for losses during 2006, 2005 and 2004 is summarized below:

	Year Ended December 31
	2006	2005	2004
	In thousands
Balance, beginning of year	$2,224,436	$1,818,636	$1,634,749
Less receivable from reinsurers	327,693	273,654	336,291

Net balance, beginning of year	1,896,743	1,544,982	1,298,458

Reserves acquired from acquisitions, net of receivable from reinsurers of $57.2 million in 2006 and $43.5 million in 2005	171,246	139,672	—

Incurred related to:
Current year	479,621	461,182	469,151
Prior years	(36,292)	(22,981)	(8,714)

Total incurred	443,329	438,201	460,437

Paid related to:
Current year	(32,325)	(26,495)	(13,599)
Prior years	(242,608)	(199,617)	(200,314)

Total paid	(274,933)	(226,112)	(213,913)

Net balance, end of year	2,236,385	1,896,743	1,544,982

Plus receivable from reinsurers	370,763	327,693	273,654

Balance, end of year	$2,607,148	$2,224,436	$1,818,636

          At December 31, 2006 our gross reserve for losses included case reserves of approximately $1.335 billion and IBNR reserves of approximately $1.272 billion. Our consolidated reserve for losses on a GAAP basis exceeds the combined reserves of our insurance subsidiaries on a statutory basis by approximately $34.9 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability, or retirement of an insured.
Reinsurance
          We use reinsurance to provide capacity to write larger limits of liability, and to stabilize underwriting results in years in which higher losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.
          Excluding PIC Wisconsin, we generally reinsure professional liability risks under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered (currently $16 million). Historically, per claim retention levels have varied between the first $200,000 and the first $2 million depending on the coverage year and the state in which business was written. Currently, PIC Wisconsin risks are reinsured under various pre-acquisition treaties pursuant to which the reinsurer agrees to assume 10% of liability risks for limits up to $1 million ($500,000 prior to 2006) and 80% to 100% of limits greater than $1 million, up to $6 million ($11 million prior to 2003). Periodically, we provide insurance to policyholders above the maximum limits of our primary reinsurance treaties. In those situations, we reinsure the excess risk above the limits of our reinsurance treaties on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.

          Our risk retention level is dependent upon numerous factors including our risk appetite and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience and our analysis of the potential underwriting results within each state. Our 2006-2007 reinsurance treaties, excluding those related to PIC Wisconsin, renewed with the only notable change being that we established a 2% to 5% retention related to risks that exceed $1,000,000.
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
          At December 31, 2006 our receivable from reinsurers approximated $370.8 million. The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2006:

	A.M. Best		Net Amounts Due
Reinsurer	Company Rating		From Reinsurer
			In thousands
Hannover Ruckversicherung AG	A		$55,880
General Reinsurance Corp	A	++	$44,617
PMA Re	B	+	$18,247
AXA Re	A		$17,801
Lloyd’s Syndicate 2791	A		$16,258
Lloyd’s Syndicate 435	A		$11,872
Transatlantic Reins Co	A	+	$11,814
Lloyd’s Syndicate 2001	A		$10,885
Employers Re	A	+	$10,472
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
          NCRIC and ProAssurance have issued guarantees that amounts paid to the NCRIC and PRA Trusts related to the 2032 and 2034 Subordinated Debentures will subsequently be remitted to the holders of the related TPS. The amounts guaranteed are not expected to at any time exceed our obligations under the 2032 and 2034 Subordinated Debentures, and we have not recorded any additional liability related to the guarantees.

Contractual Obligations
          A schedule of our non-cancelable contractual obligations at December 31, 2006 follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	In thousands
Loss and loss adjustment expenses	$2,607,148	$546,450	$937,568	$619,465	$503,665
Interest on long-term debt	230,341	10,927	21,392	20,005	178,017
Long-term debt obligations	181,459	—	12,000	—	169,459
Operating lease obligations	5,106	2,173	2,395	538	—

Total	$3,024,054	$559,550	$973,355	$640,008	$851,141

          All long-term debt is assumed to be settled at its contractual maturity. Interest on long-term debt is calculated using interest rates in effect at December 31, 2006 for variable rate debt. For more information on our debt see Note 10 to our Consolidated Financial Statements. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space, office equipment, communications lines and equipment.
Litigation
          We are involved in various legal actions arising primarily from claims against us related to insurance policies and claims handling, including but not limited to claims asserted by our policyholders. Legal actions are generally divided into two categories: Legal actions dealing with claims and claim-related actions which we consider in our evaluation of our reserve for losses and legal actions falling outside of these areas which we evaluate and reserve for separately as a part of our Other Liabilities. The recent verdict (see Recent Significant Events) in Tampa is considered in our evaluation of our reserve for losses.
          Claim-related actions are considered as a part of our reserving process under the guidance provided by SFAS 60 Accounting and Reporting by Insurance Enterprises. We evaluate the likely outcomes from these actions giving consideration to appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical claims resolution practices. This data is then given consideration in the overall evaluation of our reserve for losses.
          For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $20.8 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
          There are risks, as outlined in our Risk Factors, that individual actions could be settled for more than our estimates. In particular, we or our insureds may receive adverse verdicts, post-trial motions may be denied, in whole or in part, any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage purchased by insureds; and we may become a party to bad faith litigation over the settlement of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on ProAssurance’s results of operations in the period in which any such action is resolved.

Acquisition
          In August 2006 we issued approximately 2.0 million ProAssurance common shares in an all-stock merger with PIC Wisconsin. The following chart summarizes the total cost of the acquisition and the allocation of the purchase price:

In millions
Fair value of ProAssurance common shares issued	$99.1
Other acquisition costs	4.6

Aggregate purchase price	103.7

Assets (liabilities) acquired, at fair value:
Fixed maturities available for sale	199.3
Equity securities, available for sale	34.4
Short-term investments	7.8
Premiums receivable	24.3
Receivable from reinsurers on unpaid losses and loss adjustment expenses	57.2
Other assets	45.4
Reserve for losses and loss adjustment expenses	(228.4)
Unearned premiums	(37.6)
Long-term debt	(11.6)
Other liabilities	(29.8)

Fair value of net assets acquired	61.0

Excess of purchase price over fair value of net assets acquired, recognized as goodwill	$42.7

          Actuarial reviews performed in connection with the finalization of our purchase accounting for PIC Wisconsin indicated that initial estimates of the acquisition date fair value of PIC Wisconsin’s reserve for losses, reinsurance recoverables and ceded premiums payable were understated. In accordance with SFAS 141, we adjusted the allocation of the PIC Wisconsin purchase price as of December 31, 2006 to reflect the revised estimates for these balances and the related balances of taxes recoverable and deferred tax assets. The above summary of assets (liabilities) acquired reflects the revised estimates. The adjustments, in total, reduced our initial estimates of the fair value of net assets acquired by $5.0 million and increased goodwill by the same amount.
Overview of Results-Years Ended December 31, 2006 and 2005
          Earnings from continuing operations for the year ended December 31, 2006 increased by 59% to $127.0 million or $3.72 per diluted share as compared to $80.0 million or $2.52 per diluted share for the year ended December 31, 2005. Our return on equity also improved, progressing from 11.6% for the year ended December 31, 2005 to 13.5% for the year ended December 31, 2006. The improvement in profitability was principally due to favorable net loss development, improved rate adequacy, and increased investment earnings.
          Increased competition coupled with the continuation of our underwriting discipline affected our retention rates and the amount of new business written, but increased the profitability of the business that was written. Favorable loss development and more adequate rates allowed us to reduce our net loss ratio from 80.7% in 2005 to 76.0% in 2006. Net premiums earned increased from $543.2 million in 2005 to $583.1 million in 2006. The acquisitions of NCRIC in August 2005 and PIC Wisconsin in August 2006 largely offset premium reductions experienced by our other insurance subsidiaries.
          Net investment income also rose, increasing by 51% in 2006, principally because our investment assets increased to $3.49 billion in 2006, due to the positive cash flows generated by our operations, the NCRIC and PIC Wisconsin transactions, and the proceeds from the sale of our personal lines segment.
          In addition to the improved results from continued operations, we also reported a gain of $109 million in discontinued operations for the year ended December 31, 2006 related to the sale of its personal lines operations.

Results of Operations – Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
          Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
			Increase
	2006	2005	(Decrease)
	$ in thousands
Revenues:
Gross premiums written	$578,983	$572,960	$6,023

Net premiums written	$543,376	$521,343	$22,033

Premiums earned	$627,166	$596,557	$30,609
Premiums ceded	(44,099)	(53,316)	9,217

Net premiums earned	583,067	543,241	39,826
Net investment income	149,789	99,193	50,596
Net realized investment gains (losses)	(1,199)	912	(2,111)
Other income	5,941	4,604	1,337

Total revenues	737,598	647,950	89,648

Expenses:
Losses and loss adjustment expenses	475,997	479,300	(3,303)
Reinsurance recoveries	(32,668)	(41,099)	8,431

Net losses and loss adjustment expenses	443,329	438,201	5,128
Underwriting, acquisition and insurance expenses	106,369	91,957	14,412
Interest expense	11,073	8,929	2,144

Total expenses	560,771	539,087	21,684

Income from continuing operations before income taxes	176,827	108,863	67,964

Income taxes	49,843	28,837	21,006

Income from continuing operations	126,984	80,026	46,958

Income from discontinued operations, net of tax	109,441	33,431	76,010

Net income	$236,425	$113,457	$122,968

Continuing Operations:
Net loss ratio	76.0%	80.7%	(4.7)
Underwriting expense ratio	18.2%	16.9%	1.3

Combined ratio	94.2%	97.6%	(3.4)

Operating ratio	68.5%	79.3%	(10.8)

Return on equity	13.5%	11.6%	1.9

Effect of Acquisitions (2006–2005)
     Our discussions of 2006 operating results as compared to 2005 results include tables intended to facilitate an understanding of the effect of the PIC Wisconsin acquisition. The caption “PIC Wisconsin Acquisition” designates results attributable to PIC Wisconsin. The caption “PRA” designates all other operating results.
     We acquired PIC Wisconsin effective August 1, 2006 and our results for the year ended December 31, 2006 include PIC Wisconsin results for the five-month period subsequent to the date of acquisition. Our operating results for 2005 do not include PIC Wisconsin results. Due to the short period since completion of the acquisition, the effect of the PIC Wisconsin acquisition on our 2006 results can be readily segregated.
     We acquired NCRIC effective August 3, 2005 and our results for the year ended December 31, 2006 include NCRIC results for the entire period. Our results for the year ended December 31, 2005 include NCRIC results only for the five-month period subsequent to the date of acquisition. During 2006, as a means of effectively utilizing capital, a number of policies previously written by NCRIC have been renewed through our other insurance subsidiaries and NCRIC’s administrative and operating functions have, in many instances, been combined with those of our other insurance operations. Consequently, the effect of the NCRIC acquisition cannot be readily segregated in 2006.
Premiums

	Year Ended December 31
			Increase
	2006	2005	(Decrease)
	$ in thousands
Gross premiums written:
PRA	$554,194	$572,960	$(18,766)	(3.3%)
PIC Wisconsin Acquisition	24,789	—	24,789	n/a

Consolidated	$578,983	$572,960	$6,023	1.1%

Premiums earned:
PRA	$592,975	$596,557	$(3,582)	(0.6%)
PIC Wisconsin Acquisition	34,191	—	34,191	n/a

Consolidated	$627,166	$596,557	$30,609	5.2%

Premiums ceded:
PRA	$(36,772)	$(53,316)	$16,544	(31.0%)
PIC Wisconsin Acquisition	(7,327)	—	(7,327)	n/a

Consolidated	$(44,099)	$(53,316)	$9,217	(17.3%)

Net premiums earned:
PRA	$556,203	$543,241	$12,962	2.4%
PIC Wisconsin Acquisition	26,864	—	26,864	n/a

Consolidated	$583,067	$543,241	$39,826	7.3%

Gross Premiums Written
     Gross premiums written increased in 2006 due to the acquisition of PIC Wisconsin in August 2006 and NCRIC in August 2005; however, reductions in premium from a more competitive market significantly mitigated overall premium growth. These results are consistent with our strategy to grow through selective acquisitions and to maintain our underwriting and pricing discipline in periods of market softening.
     Our most significant premium source is physician premiums, totaling $490 million in 2006 and $483 million in 2005, which comprised 85% of total premiums in 2006 and 84% of total premiums in 2005. The overall increase in physician premiums reflects additional premiums from the PIC Wisconsin and NCRIC acquisitions offset by a decrease in premiums written in our organic book of business. The decline in physician premiums in our organic book of business is attributable to several factors. In 2006, our rate increases were not at a level that would offset the effects of lost business. Loss costs have moderated somewhat and as a result, we have implemented smaller rate increases than in prior years and have held rates constant or lowered rates in some markets. Our average rate increase on physician renewals (exclusive of PIC Wisconsin) is approximately 3% for 2006 as compared to 11% for 2005. Premiums written for physician coverages have also declined due to an increasingly competitive landscape. In a number of our markets established providers have become more aggressive and new providers, including off-shore providers, self-insurance and risk retention groups, have begun to pursue business. The additional competition, which is frequently focused on price, has reduced both our retention rate and the amount of new business we have chosen to write. We are focused on marketing our policies based on our stability, strength and policyholder defense. However, we remain committed to an adequate rate structure and will continue our policy of foregoing business that cannot be written at our profit goals. Our overall retention rate (exclusive of PIC Wisconsin) for the number of standard physician risks that we insure is 84% for the year ended December 31, 2006 as compared to 85% for the year ended December 31, 2005. The competitive pricing in the marketplace makes it more difficult for us to attract new business.
     Extended reporting endorsement or “tail” policies are offered to insureds that are discontinuing their claims-made coverage with us. The amount of tail premium written in any annual period varies, but represented approximately 5% of total premiums in both 2006 and 2005. As competition in the medical professional liability industry has intensified, it is common for insurers to write prior acts coverage to new insureds, which has reduced the amount of tail premium that we write. Our preference is to sell less rather than more of this coverage since it represents a long-term liability with increased pricing risk. Tail premiums, exclusive of PIC Wisconsin, declined by approximately $1.9 million in 2006 as compared to 2005.
     Premiums written for non-physician coverages totaled $60.5 million for the year ended December 31, 2006 as compared to $60.9 million for the year ended December 31, 2005. Premiums for hospital and facility coverages are the most significant component of non-physician coverages. Excluding premiums of $4.1 million written by PIC Wisconsin, hospital and facility coverages declined by $7.5 million in 2006 as compared to 2005 largely due to the nonrenewal of two large policies. This segment of business is highly price sensitive and individual policies for these coverages can carry large amounts of premiums. As in all our lines, we choose not to compete primarily on price because our focus is on maintaining adequate margins on the policies we sell. Thus, premiums for these coverages can fluctuate widely from period to period.
Premiums Earned
     Because premiums are generally earned pro rata over the policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year.
     In the twelve months that follow the acquisition of an insurance subsidiary, our premiums earned include premiums earned related to the subsidiary’s unexpired policies on the date of acquisition (unearned premium). Such premiums are earned over the remaining term of the associated policy.
     Premiums earned for the year ended December 31, 2006 as compared to the same period in 2005 reflects the changes in written premiums that have occurred during 2006 and 2005, on a pro rata basis, as well as the premiums earned related to the unexpired policies acquired in the PIC Wisconsin and NCRIC transactions. Such additional earned premium approximated $38.3 million for the year ended December 31, 2006 and approximated $28.4 million for the year ended December 31, 2005.

Premiums Ceded
     Premiums ceded represent the portion of earned premiums that we pay to our reinsurers for their assumption of a portion of our losses. The amount of premium that is due to our reinsurers is determined, in part, by the loss experience of the business ceded to them. We reduced ceded premiums by $10.5 million in 2006 to reflect changes in our estimates of the amount of reinsurance premiums due for certain prior accident years, based on the provisions of the reinsurance contracts and our estimates of the reinsured losses for those prior accident years. We also reduced ceded premiums in 2006 by $2.7 million related to the commutation of all of our outstanding reinsurance arrangements with the Converium group of companies. After adjustment for these two items, and excluding PIC Wisconsin, 2006 ceded premiums are 8.4% of 2006 earned premiums as compared to approximately 8.9% in 2005. The difference is largely due to improved loss experience relative to business we ceded to reinsurers in 2006 which resulted in a lower amount of ceded premium.
Losses and Loss Adjustment Expenses
     The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years.
     Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For occurrence policies the insured event becomes a liability when the event takes place; for claims-made policies the insured event generally becomes a liability when the event is first reported to the insurer. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with our estimate of the losses incurred related to those policy premiums. Calendar year results include the operating results for the current accident year and any changes in estimates related to prior accident years.
     The following tables summarize net losses and net loss ratios for the years ended December 31, 2006 and 2005 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
	2006	2005	Change	2006	2005	Change
	In millions
Current accident year:
PRA	$445.3	$461.2	$(15.9)	80.1%	84.9%	(4.8)
PIC Wisconsin Acquisition	34.3	—	34.3	127.5%	—	n/a

Consolidated	$479.6	$461.2	$18.4	82.3%	84.9%	(2.6)

Prior accident years, all PRA:	$(36.3)	$(23.0)	$(13.3)	(6.6%)	(4.2%)	(2.4)

Calendar year:
PRA	$409.0	$438.2	$(29.2)	73.5%	80.7%	(7.2)
PIC Wisconsin Acquisition	34.3	—	34.3	127.5%	—	n/a

Consolidated	$443.3	$438.2	$5.1	76.0%	80.7%	(4.7)

*	Net losses as specified divided by net premiums earned.
     We focus on developing and maintaining adequate rates. Exclusive of PIC Wisconsin, as a percentage of net earned premiums (the net loss ratio) current accident year net losses have declined 4.8 points during 2006. This decline in the PRA current accident year net loss ratio is attributable to the improved rate adequacy of premiums earned in 2006. The decrease in the dollar amount of PRA current accident year net losses for 2006 principally reflects decreases in the number of insured risks in 2006 as compared to 2005.
     PIC Wisconsin’s current accident year net loss ratio is higher than that of our other subsidiaries for a number of reasons. PIC Wisconsin losses for prior accident years developed adversely during 2006, in the amount of $5.8 million. Because PIC Wisconsin was acquired by PRA during 2006, these losses are considered to be current year losses for PRA. As a result of this loss development, PIC Wisconsin incurred additional reinsurance expense under the retrospective premium provisions of its reinsurance contracts. The combination of increased net losses and reduced net premium resulted in an unusually high loss ratio. Rate increases have been implemented in an attempt to bring PIC Wisconsin’s loss ratio to more acceptable levels.
     During calendar year 2006 we recognized favorable development of $36.3 million related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2002, 2003 and 2004 accident years. Over the past several years we have seen claims severity (i.e., the average size of a claim) increase at a rate slower than initially expected. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2002-2004, we believe it is appropriate to recognize the favorable impact of trends on prior period loss estimates while also remaining cautious about the past volatility of claims severity. While we have begun to see an increase in the number of larger verdicts being rendered this has not had a meaningful impact on the severity of claims within the first $1 million of risk.
     During 2006, we have seen an increased number of verdicts in excess of the policy limits that we offer to our insureds. As a part of our reserving process we evaluate the likely outcomes from these verdicts giving consideration to appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical claims resolution practices. This information is then used in evaluating the overall adequacy of our reserve.
     In the risk layers above $1 million, generally the business for which we purchase reinsurance, we recognized approximately $12.4 million of favorable development of gross losses, offset by a corresponding decrease in the recoverable from our reinsurers. Our analysis of the long-term data does indicate an overall improvement in the severity trends at this level, despite the increased frequency of verdicts in excess of policy limits, and we believe the amount of favorable development represents a cautious recognition of this trend within the excess layers.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
     Two measures often used to gauge insurance operations are the paid to incurred ratio and the paid loss ratio. These ratios are affected by changes in the timing and volume of losses paid, which generally relate to losses incurred in prior periods, and by changes in the level of incurred losses (paid to incurred ratio) or the volume of premiums earned (the paid loss ratio) in the current calendar year. Our paid to incurred loss ratios for the years ended December 31, 2006 and 2005 are 62.0% and 51.6%, respectively. Our paid loss ratio for the years ended December 31, 2006 and 2005 are 47.2% and 41.6%, respectively.
Net Investment Income and Net Realized Investment Gains (Losses)

	Year Ended December 31
			Increase
	2006	2005	(Decrease)
	$ in thousands
Net investment income:
PRA	$143,085	$99,193	$43,892	44.2%
PIC Wisconsin Acquisition	6,704	—	6,704	n/a

Consolidated	$149,789	$99,193	$50,596	51.0%

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

     The increase in net investment income for the year 2006 as compared to 2005 is due to several factors, the most significant being higher average invested funds. The proceeds from the sale of the MEEMIC companies received in early January, the PIC Wisconsin and NCRIC mergers, and positive cash flow generated by our insurance operations significantly increased our average invested funds during 2006.
     Rising market interest rates of the past several years have further contributed to the improvement in net investment income. We have been able to invest new and matured funds at higher rates and this has steadily increased the average yield of our portfolio. Our average yields for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31
	2006	2005

Average income yield	4.5%	4.2%
Average tax equivalent income yield	5.1%	4.8%
Net investment income by investment category is as follows:

	2006	2005
	In thousands
Fixed maturities	$130,386	$90,496
Equities	414	773
Short-term investments	15,567	3,608
Other invested assets	5,309	5,045
Business owned life insurance	2,285	2,298

	153,961	102,220
Investment expenses	(4,172)	(3,027)

Net investment income	$149,789	$99,193

     PIC Wisconsin investment income is almost entirely derived from fixed maturities. Other than the effect of PIC Wisconsin, the variations in the categories between years largely reflect growth of our investment portfolio and improved yields as already discussed. Income from short-term investments increased during 2006 largely because proceeds from the sale of our personal lines segment were invested in short term investments during most of 2006 which increased average invested balances, but also increased as a result of higher yields and additional income from PIC Wisconsin.
     The components of net realized investment gains (losses) are shown in the following table.

	Year Ended December 31
	2006	2005
	In thousands
Net gains (losses) from sales*	$1,717	$1,567
Other-than-temporary impairment losses	(3,037)	(768)
Trading portfolio gains (losses)	121	113

Net realized investment gains (losses)	$(1,199)	$912

*	Amounts for 2006 include PIC Wisconsin net gains (losses) of $761,000.
     $2.6 million of the other-than-temporary impairment losses recognized during 2006 relate to our high-yield asset backed bond portfolio. In the latter part of the year market assumptions regarding default rates on asset backed securities increased leading to an indication of impairment for these securities.

Underwriting, Acquisition and Insurance Expenses
     The increase in underwriting, acquisition and insurance expenses for 2006 reflects additional costs related to the addition of NCRIC and PIC Wisconsin operations, higher compensation costs, principally from the recognition of stock-based compensation costs, and an increase in guaranty fund assessments.
     The increase in the underwriting expense ratio for 2006 is attributable to higher compensation costs referred to above and additionally the increase in guaranty fund assessments. The additional NCRIC and PIC Wisconsin expenses had little effect on the expense ratio due to the corresponding increase in earned premium resulting from the acquisition.

	Underwriting, Acquisition
	and Insurance Expenses				Underwriting Expense Ratio
	Year Ended December 31				Year Ended December 31
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
	$ in thousands
PRA	$100,867	$91,957	$8,910	9.7%	18.1%	16.9%	1.2
PIC Wisconsin Acquisition	5,502	—	5,502	n/a	20.5%	—	n/a

Consolidated	$106,369	$91,957	$14,412	15.7%	18.2%	16.9%	1.3

     On January 1, 2006 we adopted SFAS 123R which requires share-based compensation to be recognized at its fair value over the period in which employee services are provided. We previously valued stock option awards based on their intrinsic value which generally did not result in compensation expense related to those awards. Stock-based compensation expense increased our expenses by approximately $4.7 million (0.8% of net premiums earned) in 2006. Guaranty fund assessments were approximately $2.6 million (0.4% of net premiums earned) for 2006 as compared to approximately $226,000 for 2005. In 2006 we received assessments totaling $2.3 million from the Florida Insurance Guaranty Association, Inc. related to catastrophic weather events during the year 2004. We will endeavor to recoup this expense with a premium surcharge to our Florida insureds.
Interest Expense
     Interest expense increased approximately $1.5 million during 2006 as compared to 2005 due to debt we assumed in our acquisitions of NCRIC ($15.5 million in August 2005) and PIC Wisconsin ($11.6 million in August 2006). Interest expense also increased because our Subordinated Debentures carry variable rates based on LIBOR and the average LIBOR rate increased approximately 2 percentage points in 2006 as compared to 2005.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Year Ended December 31
	2006	2005

Statutory rate	35%	35%
Tax-exempt income	(8%)	(9%)
Other	1%	—

Effective tax rate	28%	26%

     The increase in our 2006 effective tax rate is primarily the result of our tax-exempt income being a smaller percentage of total income than in prior periods.

Results of Operations — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
			Increase
	2005	2004	(Decrease)
	$ in thousands
Revenues:
Gross premiums written	$572,960	$573,592	$(632)

Net premiums written	$521,343	$535,028	$(13,685)

Premiums earned	$596,557	$555,524	$41,033
Premiums ceded	(53,316)	(35,627)	(17,689)

Net premiums earned	543,241	519,897	23,344
Net investment income	99,193	77,669	21,524
Net realized investment gains (losses)	912	7,572	(6,660)
Other income	4,604	2,419	2,185

Total revenues	647,950	607,557	40,393

Expenses:
Losses and loss adjustment expenses	479,300	447,521	31,779
Reinsurance recoveries	(41,099)	12,916	(54,015)

Net losses and loss adjustment expenses	438,201	460,437	(22,236)
Underwriting, acquisition and insurance expenses	91,957	86,784	5,173
Interest expense	8,929	6,515	2,414

Total expenses	539,087	553,736	(14,649)

Income from continuing operations before income taxes	108,863	53,821	55,042

Income taxes	28,837	10,778	18,059

Income from continuing operations	80,026	43,043	36,983
Income from discontinued operations, net of tax	33,431	29,768	3,663

Net income	$113,457	$72,811	$40,646

Net loss ratio	80.7%	88.6%	(7.9)
Underwriting expense ratio	16.9%	16.7%	0.2

Combined ratio	97.6%	105.3%	(7.7)

Operating ratio	79.3%	90.4%	(11.1)

Return on equity	11.6%	7.4%	4.2

Effect of Acquisition of NCRIC (2005–2004)
     Our discussions of 2005 operating results as compared to 2004 results include tables intended to facilitate an understanding of the effect of the NCRIC acquisition. The caption “NCRIC acquisition” designates results attributable to NCRIC. The caption “PRA” designates all other operating results.
     We acquired NCRIC effective August 3, 2005 and our results for the year ended December 31, 2005 include NCRIC results for the five-month period subsequent to the date of acquisition. Operating results for 2004 do not include NCRIC results. Due to the short period since completion of the acquisition, the effect of the NCRIC acquisition on our 2005 results can be readily segregated.
Premiums

	Year Ended December 31
			Increase
	2005	2004	(Decrease)
	$ in thousands
Gross premiums written:
PRA	$548,078	$573,592	$(25,514)	(4.4%)
NCRIC Acquisition	24,882	—	24,882	n/a

Continuing operations	$572,960	$573,592	$(632)	(0.1%)

Premiums earned:
PRA	$562,339	$555,524	$6,815	1.2%
NCRIC Acquisition	34,218	—	34,218	n/a

Continuing operations	$596,557	$555,524	$41,033	7.4%

Premiums ceded:
PRA	$(47,729)	$(35,627)	$(12,102)	34.0%
NCRIC Acquisition	(5,587)	—	(5,587)	n/a

Continuing operations	$(53,316)	$(35,627)	$(17,689)	49.7%

Net premiums earned:
PRA	$514,610	$519,897	$(5,287)	(1.0%)
NCRIC Acquisition	28,631	—	28,631	n/a

Continuing operations	$543,241	$519,897	$23,344	4.5%

Gross Premiums Written
     Gross premiums written in 2005 reflects reductions in premium written related to our organic book of business, which were largely offset by the additional premiums related to the acquisition of NCRIC.
     Approximately $16.0 million of the 2005 decrease in premiums written is due to lower physician premiums from our organic book of business. In 2005, rates on our renewed policies (excluding NCRIC policies) averaged 11% higher than the expiring premiums. However, the beneficial effect of the rate increases and new business was offset by the effect of policies that did not renew. In addition, some insureds chose to take lower limits of coverage, and in some cases we decided to move away from volatile jurisdictions where rates are higher toward stable states where rates may be lower. Our retention rate averaged 85% in 2005, as compared to 83% in 2004, but increased price competition in several states reduced the volume of new business that we chose to write.
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
     Premiums earned for the year ended December 31, 2005 as compared to the same period in 2004 generally reflects on a pro rata basis the changes in written premiums that have occurred during 2005 and 2004. However, because tail premiums are fully earned in the period written, 2005 earned premiums also reflects 100% of the 2005 decline in tail premiums written. Additionally, 2005 earned premium includes earned premiums of approximately $28 million related to unexpired policies acquired in the NCRIC transactions.
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

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
	2005	2004	Change	2005	2004	Change
	In millions
Current accident year:
PRA	$431.8	$469.2	$(37.4)	83.9%	90.2%	(6.3)
NCRIC Acquisition	29.4	—	29.4	102.8%	—	n/a

Continuing operations	$461.2	$469.2	$(8.0)	84.9%	90.2%	(5.3)

Prior accident years, all PRA:	$(23.0)	$(8.7)	$(14.3)	(4.2%)	(1.6%)	(2.6)

Calendar year:
PRA	$408.8	$460.4	$(51.6)	79.4%	88.6%	(9.2)
NCRIC Acquisition	29.4	—	29.4	102.8%	—	n/a

Continuing operations	$438.2	$460.4	$(22.2)	80.7%	88.6%	(7.9)

*	Net losses as specified divided by net premiums earned.
     Current accident year net loss ratios are lower in 2005 as compared to 2004 due to several factors. We have focused for several years on developing and maintaining adequate rates. As rate adequacy has improved, loss ratios have decreased. Also, our expected loss ratios vary based upon geographic location, coverage type and coverage limits. In 2005 as compared to 2004, changes in the mix of insured risks reduced overall expected loss ratios. During 2005 we recognized favorable development of $23.0 million related to our previously established reserve, primarily to reflect reductions in our estimates of claim severity. The most significant reduction was seen in the 2003 accident year; however, favorable development was also seen in accident years 2002 and prior.
     We decreased our estimate of prior year net losses by $8.7 million in 2004, a small adjustment (0.7%) relative to our 2003 net reserve.

Gross Losses and Reinsurance Recoveries
     The following table reflects our losses on both a gross and a net basis.

	Gross and Net Losses
	Year Ended December 31
			Increase
	2005	2004	(Decrease)
	In millions
Gross Losses
PRA	$448,630	$447,521	$1,109
NCRIC Acquisition	30,670	—	30,670

Consolidated	479,300	447,521	31,779

Reinsurance Recoveries
PRA	39,851	(12,916)	52,767
NCRIC Acquisition	1,248	—	1,248

Consolidated	41,099	(12,916)	54,015

Net Losses
PRA	408,779	460,437	(51,658)
NCRIC Acquisition	29,422	—	29,422

Consolidated	$438,201	$460,437	$(22,236)

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

Net Investment Income and Net Realized Investment Gains (Losses)

	Year Ended December 31
			Increase
	2005	2004	(Decrease)
		In thousands
Net investment income:
PRA	$95,431	$77,669	$17,762	22.9%
NCRIC Acquisition	3,762	—	3,762	n/a

Continuing operations	$99,193	$77,669	$21,524	27.7%

     The increase in net investment income is principally due to higher average invested funds during 2005. The positive cash flow generated by our insurance operations significantly increased our average invested funds as did the acquisition of NCRIC.
     Rising market interest rates also contributed to the improvement in net investment income. Rates began to increase in mid-2004, allowing new and maturing funds to be invested at higher rates. We have been able to invest new and matured funds at higher rates and this has steadily increased the average yield of our portfolio. Our average tax equivalent income yield on a consolidated basis for the years ended December 31, 2005 and 2004 are as follows.

	Year Ended December 31
	2005	2004

Average income yield	4.2%	4.0%
Average tax equivalent income yield	4.8%	4.4%
     Net investment income by investment category is as follows:

	2005	2004
	In thousands
Fixed maturities	$90,496	$69,950
Equities	773	1,736
Short-term investments	3,608	1,296
Other invested assets	5,045	4,592
Business owned life insurance	2,298	2,432

	102,220	80,006
Investment expenses	(3,027)	(2,337)

Net investment income	$99,193	$77,669

     The components of net realized investment gains (losses) are shown in the following table.

	Year Ended December 31
	2005	2004
	In thousands
Net gains (losses) from sales	$1,567	$5,285
Other-than-temporary impairment losses	(768)	(611)
Trading portfolio gains (losses)	113	2,898

Net realized investment gains (losses)	$912	$7,572

Underwriting, Acquisition and Insurance Expenses
     Our 2005 underwriting, acquisition and insurance expenses reflect higher compensation and benefit costs offset by a decrease in variable costs due to lower premium volume. The slight upward shift of the expense ratio as compared to 2004 is principally due to the increase in compensation costs.

	Underwriting, Acquisition
	and Insurance Expenses				Underwriting Expense Ratio
	Year Ended December 31				Year Ended December 31
			Increase				Increase
	2005	2004	(Decrease)		2005	2004	(Decrease)
	$ in thousands
PRA	$87,405	$86,784	$621	0.7%	17.0%	16.7%	0.3
NCRIC Acquisition	4,552	—	4,552	n/a	15.9%	—	n/a

Continuing operations	$91,957	$86,784	$5,173	6.0%	16.9%	16.7%	0.2

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
     Under SFAS 123(R) we recognized approximately $4.7 million of compensation expense during 2006. See Note 12 to our Consolidated Financial Statements for additional information regarding stock-based payments.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We estimate that the cumulative effect of adopting FIN 48 will increase retained earnings and reduce our tax liability by $2.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.
     As of December 31, 2006, the fair value of our investment in fixed maturity securities was $3.2 billion. These securities are subject primarily to interest rate risk and credit risk. To date, we have not entered into transactions that require treatment as derivatives pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted.
Interest Rate Risk
     Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios generally fall and vice versa. Certain of the securities are held in an unrealized loss position; we have the current ability and intent to keep such securities until recovery of book value or maturity.
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of December 31, 2006.

	December 31, 2006			December 31, 2005
	Portfolio	Change in	Effective	Portfolio	Effective
	Value	Value	Duration	Value	Duration
Interest Rates	Millions	Millions	Years	Millions	Years

200 basis point rise	$2,911	$(274)	4.31	$2,218	4.07
100 basis point rise	$3,057	$(128)	4.20	$2,310	4.02
Current rate *	$3,185	$—	3.89	$2,403	3.91
100 basis point decline	$3,306	$121	3.55	$2,498	3.82
200 basis point decline	$3,422	$237	3.51	$2,595	3.59

*	Current rates are as of December 31, 2006 and 2005.
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
     ProAssurance’s cash and short-term investment portfolio at December 31, 2006 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of December 31, 2006, 99.0% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.
Equity Price Risk
     At December 31, 2006 the fair value of our investment in common stocks was $14.9 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $16.3 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $13.5 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 74. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 and that there was no change in the Company’s internal controls during the fiscal quarter then ended that has materially effected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below.
     Our management excluded PIC Wisconsin’s systems and processes from the scope of our assessment of internal control over financial reporting as of December 31, 2006 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We are excluding PIC Wisconsin from that scope because we expect substantially all of its significant systems and processes to be converted to those ProAssurance during 2007. At December 31, 2006 PIC Wisconsin represented $392.5 million or 9.0% of total assets from continuing operations, and $34.7 million or 4.7% of total revenues for the year then ended.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION.
     None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of ProAssurance Corporation
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Physicians Insurance Company of Wisconsin, Inc. and subsidiaries (“PIC Wisconsin”), which is included in the 2006 consolidated financial statements of ProAssurance Corporation and subsidiaries and constituted approximately 9.0% of total assets as of December 31, 2006 and approximately 4.7% of total revenues for the year then ended. Our audit of internal control over financial reporting of ProAssurance Corporation also did not include an evaluation of the internal control over financial reporting of PIC Wisconsin and subsidiaries.
     In our opinion, management’s assessment that ProAssurance Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.
Ernst & Young LLP
Birmingham, Alabama
February 28, 2007

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 31,32 and 33) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
     The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2007 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 16, 2007.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2007 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 16, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2007 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 16, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2007 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 16, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2007 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 16, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Independent Auditors
Consolidated Balance Sheets – December 31, 2006 and 2005
Consolidated Statements of Changes in Capital – years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Income – years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows – years ended December 31, 2006, 2005 and 2004
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 28th day of February 2007.

PROASSURANCE CORPORATION
By:	/s/ A. Derrill Crowe, M.D.
A. Derrill Crowe, M.D.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ A. Derrill Crowe, M.D.	Chairman of the Board and	February 28, 2007
A. Derrill Crowe, M.D.	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Edward L. Rand, Jr.	Chief Financial Officer	February 28, 2007
Edward L. Rand, Jr.

/s/ James J. Morello	Chief Accounting Officer	February 28, 2007
James J. Morello

/s/ Victor T. Adamo, Esq.	Director	February 28, 2007
Victor T. Adamo, Esq.

/s/ Paul R. Butrus	Director	February 28, 2007
Paul R. Butrus

/s/ Lucian F. Bloodworth	Director	February 28, 2007
Lucian F. Bloodworth

/s/ Robert E. Flowers, M.D.	Director	February 28, 2007
Robert E. Flowers, M.D.

/s/ William J. Listwan, M.D.	Director	February 28, 2007
William J. Listwan, M.D.

/s/ John J. McMahon, Jr., Esq.	Director	February 28, 2007
John J. McMahon, Jr., Esq.

/s/ John P. North, Jr.	Director	February 28, 2007
John P. North, Jr.

/s/ Ann F. Putallaz, Ph.D.	Director	February 28, 2007
Ann F. Putallaz, Ph.D.

/s/ William H. Woodhams, M.D.	Director	February 28, 2007
William H. Woodhams, M.D.

/s/ Wilfred W. Yeargan, Jr., M.D.	Director	February 28, 2007
Wilfred W. Yeargan, Jr., M.D.

ProAssurance Corporation and Subsidiaries
Consolidated Financial Statements
Years ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
ProAssurance Corporation
          We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProAssurance Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.
          As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock compensation.
Ernst & Young LLP
Birmingham, Alabama
February 28, 2007

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31	December 31
	2006	2005

Assets
Investments
Fixed maturities available for sale, at fair value	$3,136,222	$2,403,450
Fixed maturities, trading, at fair value	49,218	—
Equity securities, available for sale, at fair value	7,220	10,018
Equity securities, trading, at fair value	7,638	5,181
Short-term investments	184,280	93,066
Business owned life insurance	58,721	56,436
Other	48,799	46,168

Total investments	3,492,098	2,614,319

Cash and cash equivalents	29,146	34,506
Premiums receivable	113,023	106,549
Receivable from reinsurers on unpaid losses and loss adjustment expenses	370,763	327,693
Prepaid reinsurance premiums	18,954	20,379
Deferred taxes	112,201	103,935
Real estate, net	23,135	16,623
Other assets	183,533	117,596
Assets of discontinued operations	—	567,779

	$4,342,853	$3,909,379

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,607,148	$2,224,436
Unearned premiums	253,773	264,258
Reinsurance premiums payable	106,176	83,314

Total policy liabilities	2,967,097	2,572,008
Other liabilities	78,032	67,572
Long-term debt	179,177	167,240
Liabilities of discontinued operations	—	337,513

Total liabilities	3,224,306	3,144,333
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,398,028 and 31,230,647 shares issued, respectively	334	312
Additional paid-in capital	495,848	387,739
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $62 and ($4,755), respectively	111	(8,834)
Retained earnings	622,310	385,885

	1,118,603	765,102
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	1,118,547	765,046

	$4,342,853	$3,909,379

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

		Additional	Accumulated Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balance at January 1, 2004	$292	$312,030	$34,422	$199,617	$(56)	$546,305
Common stock issued for compensation	1	1,710	—	—	—	1,711
Stock options exercised	—	217	—	—	—	217
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	(8,608)	—	—	—
Discontinued operations	—	—	(1,417)	—	—	—
Income from continuing operations, net of tax	—	—	—	43,043	—	—
Income from discontinued operations, net of tax	—	—	—	29,768	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	34,435
Total comprehensive income, discontinued operations	—	—	—	—	—	28,351

Balance at December 31, 2004	293	313,957	24,397	272,428	(56)	611,019
Common stock issued for compensation	—	2,270	—	—	—	2,270
Equity issued in purchase transaction:
Common stock issued	17	67,049	—	—	—	67,066
Fair value of options assumed	—	192	—	—	—	192
Stock options exercised	2	4,271	—	—	—	4,273
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	(28,063)	—	—	—
Discontinued operations	—	—	(5,168)	—	—	—
Income from continuing operations, net of tax	—	—	—	80,026	—	—
Income from discontinued operations, net of tax	—	—	—	33,431	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	51,963
Total comprehensive income, discontinued operations	—	—	—	—	—	28,263

Balance at December 31, 2005	312	387,739	(8,834)	385,885	(56)	765,046
Common stock issued for compensation	1	3,162	—	—	—	3,163
Stock-based compensation:
Continuing operations	—	4,669	—	—	—	4,669
Discontinued operations	—	642	—	—	—	642
Common stock issued in purchase transaction	20	99,108	—	—	—	99,128
Stock options exercised	1	528	—	—	—	529
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	8,572	—	—	—
Discontinued operations	—	—	373	—	—	—
Income from continuing operations, net of tax	—	—	—	126,984	—	—
Income from discontinued operations, net of tax	—	—	—	109,441	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	135,556
Total comprehensive income, discontinued operations	—	—	—	—	—	109,814

Balance at December 31, 2006	$334	$495,848	$111	$622,310	$(56)	$1,118,547

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31
	2006	2005	2004

Revenues:
Gross premiums written	$578,983	$572,960	$573,592

Net premiums written	$543,376	$521,343	$535,028

Premiums earned	$627,166	$596,557	$555,524
Premiums ceded	(44,099)	(53,316)	(35,627)

Net premiums earned	583,067	543,241	519,897
Net investment income	149,789	99,193	77,669
Net realized investment gains (losses)	(1,199)	912	7,572
Other income	5,941	4,604	2,419

Total revenues	737,598	647,950	607,557

Expenses:
Losses and loss adjustment expenses	475,997	479,300	447,521
Reinsurance recoveries	(32,668)	(41,099)	12,916

Net losses and loss adjustment expenses	443,329	438,201	460,437
Underwriting, acquisition and insurance expenses	106,369	91,957	86,784
Interest expense	11,073	8,929	6,515

Total expenses	560,771	539,087	553,736

Income from continuing operations before income taxes	176,827	108,863	53,821

Provision for income taxes:
Current expense (benefit)	48,456	28,130	10,244
Deferred expense (benefit)	1,387	707	534

	49,843	28,837	10,778

Income from continuing operations	126,984	80,026	43,043

Income from discontinued operations, net of tax	109,441	33,431	29,768

Net income	$236,425	$113,457	$72,811

Basic earnings per share:
Income from continuing operations	$3.96	$2.66	$1.48
Income from discontinued operations	3.42	1.11	1.02

Net income	$7.38	$3.77	$2.50

Diluted earnings per share:
Income from continuing operations	$3.72	$2.52	$1.44
Income from discontinued operations	3.13	1.02	0.93

Net income	$6.85	$3.54	$2.37

Weighted average number of common shares outstanding:
Basic	32,044	30,049	29,164

Diluted	34,925	32,908	31,984

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2006	2005	2004

Continuing Operations:

Operating Activities
Net income	$236,425	$113,457	$72,811
Income from discontinued operations, net of tax	(109,441)	(33,431)	(29,768)
Adjustments to reconcile income to net cash provided by operating activities:
Amortization	14,664	20,274	21,452
Depreciation	4,164	3,727	3,387
Increase in cash surrender value of business owned life insurance	(2,285)	(2,298)	(2,432)
Net realized investment (gains) losses	1,199	(912)	(7,572)
Net (purchases) sales of trading portfolio securities	(51,585)	(917)	4,610
Stock-based compensation	4,669	—	—
Deferred income taxes	1,387	707	534
Policy acquisition costs deferred, net of related amortization	2,845	(1,002)	(3,352)
Taxes paid related to gain on sale of discontinued operations	(54,565)	—	—
Other	516	(701)	(622)
Changes in assets and liabilities:
Premiums receivable	17,868	19,104	1,857
Receivable from reinsurers	14,122	(10,553)	62,637
Prepaid reinsurance premiums	7,817	1,119	(1,237)
Other assets	(19,017)	(1,272)	(1,237)
Reserve for losses and loss adjustment expenses	154,274	222,643	183,887
Unearned premiums	(48,130)	(23,514)	18,097
Reinsurance premiums payable	642	14,182	1,933
Other liabilities	7,261	2,977	11,302

Net cash provided by operating activities of continuing operations	182,830	323,590	336,287

Investing Activities
Purchases of:
Fixed maturities available for sale	(2,384,986)	(900,481)	(1,133,391)
Equity securities available for sale	(407)	(777)	(856)
Other investments	(25,364)	(2,386)	(4,205)
Proceeds from sale or maturities of:
Fixed maturities available for sale	1,873,041	597,472	677,009
Equity securities available for sale	38,801	44,773	8,854
Other investments	25,074	—	—
Net (increase) decrease in short-term investments	(83,415)	(51,903)	69,737
Cash proceeds, net of sales expenses of $4,080, from sale of personal lines operations	371,037	—	—
Other	(3,426)	(124)	(9,144)

Net cash used by investing activities of continuing operations	(189,645)	(313,426)	(391,996)

Financing Activities
Net proceeds from long-term debt	—	—	44,907
Other	1,455	3,644	35

Net cash provided by financing activities of continuing operations	1,455	3,644	44,942

Increase (decrease) in cash and cash equivalents	(5,360)	13,808	(10,767)
Cash and cash equivalents at beginning at period	34,506	20,698	31,465

Cash and cash equivalents at end of period	$29,146	$34,506	$20,698

(continued)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2006	2005	2004

Discontinued Operations:

Net cash provided by (used in) operating activities of discontinued operations	$—	$40,920	$37,252
Net cash provided by (used in) investing activities of discontinued operations	—	2,415	(38,446)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Increase (decrease) in cash and cash equivalents	—	43,335	(1,194)
Cash and cash equivalents at beginning of period	—	9,386	10,580

Cash and cash equivalents at end of period	$—	$52,721	$9,386

Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the year for income taxes:
Continuing operations	$95,748	$25,998	$7,165

Discontinued operations	$—	$15,528	$15,916

Cash paid during the year for interest:
Continuing operations	$10,192	$8,034	$5,501

Discontinued operations	$—	$—	$—

Significant non-cash transactions:
Fixed maturities securities received as proceeds from sale of discontinued operations	$24,819	$—	$—

Common stock issued in acquisition	$99,128	$67,066	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
1. Accounting Policies
Organization and Nature of Business
          ProAssurance Corporation (ProAssurance), a Delaware corporation, is an insurance holding company for wholly-owned specialty property and casualty insurance companies that principally provide professional liability insurance for providers of health care services, and to a lesser extent, providers of legal services. ProAssurance operates in the United States of America (U.S.), principally in the mid-Atlantic, Midwest and Southeast. ProAssurance’s operations are in a single reportable segment.
Segment Information / Discontinued Operations
          In January 2006 ProAssurance sold its Personal Lines Division consisting of its wholly-owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies). The MEEMIC Companies were formerly considered as a separate reportable industry segment. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, ProAssurance’s personal lines operations have been classified in this report as discontinued operations in all periods presented. See Note 3 for further discussion of discontinued operations.
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
Reclassifications
          Currently, rental income from real estate holdings is included in other income; real estate expenses are included in underwriting, acquisition and insurance expenses. Previously, rental income from real estate holdings and real estate related expenses were considered as components of net investment income. To conform to the 2006 financial statement presentation, rental income of $1.1 million (both years) and real estate related expenses of $2.6 million and $2.4 million were reclassified for the years ended December 31, 2005 and 2004, respectively. The reclassification had no effect on income from continuing operations or net income.
Accounting Policies
          The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these notes to the consolidated financial statements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
1. Accounting Policies (continued)
Investments
Fixed Maturities and Equity Securities
Fair Values
          Fair values for fixed maturity and equity securities are based on quoted market prices, where available. For fixed maturity and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.
          Fixed maturities and equity securities are considered as either available-for-sale or trading securities.
Available for Sale
          Available-for-sale securities are carried at fair value, and unrealized gains and losses on such available-for-sale securities are included, net of related tax effects, in stockholders’ equity as a component of “Accumulated other comprehensive income (loss).”
          Investment income includes amortization of premium and accretion of discount related to debt securities acquired at other than par value. Debt securities and mandatorily redeemable preferred stock with maturities beyond one year when purchased are classified as fixed maturities.
Trading
          Trading portfolio securities are carried at fair value with the holding gains and losses included in realized investment gains and losses in the current period.
Short-term Investments
          Short-term investments, which have an original maturity of one year or less, are primarily comprised of investments in U.S. Treasury obligations and commercial paper. All balances are reported at amortized cost, which approximates fair value.
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
December 31, 2006
1. Accounting Policies (continued)
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
Real Estate
          Real estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate consists of properties primarily in use as corporate offices; at December 31, 2006 real estate also includes land held for sale of $5.3 million acquired as a part of the PIC Wisconsin merger. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity (74,000 square feet at December 31, 2006) is leased or made available for lease; rental income is included in other income and real estate expenses are included in underwriting, acquisition and insurance expenses.
          Accumulated depreciation is approximately $11.1 million and $9.9 million at December 31, 2006 and 2005, respectively. Real estate depreciation expense for the three years ended December 31, 2006, 2005 and 2004 is $1.3 million, $1.2 million and $1.1 million, respectively.
Reinsurance
          ProAssurance enters into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with the policies issued by ProAssurance. In return, ProAssurance agrees to pay a premium to the reinsurer. ProAssurance purchases (cedes) reinsurance to provide for greater diversification of business and to allow management to control exposure to potential losses arising from large risks.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
1. Accounting Policies (continued)
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
          Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount determined to be uncollectible is written off in the period in which the uncollectible amount is identified.
Goodwill
          Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (i.e., goodwill). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. Goodwill is tested annually for impairment. ProAssurance regularly reviews its goodwill and other intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment. Goodwill of $72.2 million is included in the Consolidated Balance Sheets as a component of other assets.
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
Reserve for Losses and Loss Adjustment Expenses
          ProAssurance establishes its reserve for losses and loss adjustment expenses (reserve for losses) based on estimates of the future amounts necessary to pay claims and expenses (losses) associated with the investigation and settlement of claims. The reserve for losses is determined on the basis of individual claims and payments thereon as well as actuarially determined estimates of future losses based on past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends, judicial trends, legislative changes and settlement patterns.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
1. Accounting Policies (continued)
          The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to reinsurance recoveries. Thus, in any given year, ProAssurance may make significant adjustments to gross losses that have little effect on its net losses.
Recognition of Revenues
          Insurance premiums are recognized as revenues pro rata over the terms of the policies.
Stock-Based Compensation
          ProAssurance accounts for stock options under the recognition and measurement principles of Financial Accounting Standard 123(R), issued December 16, 2004. Prior to the adoption of FAS 123(R) on January 1, 2006 ProAssurance accounted for stock options under SFAS 123 using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (collectively referred to as APB 25).
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
          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. ProAssurance will adopt FIN 48 as of January 1, 2007 and estimates the cumulative effect of adopting FIN 48 will increase retained earnings and reduce tax liabilities by $2.7 million.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
2. Acquisitions
          ProAssurance acquired 100% of the outstanding shares of Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) on August 1, 2006 and acquired 100% of the outstanding shares of NCRIC Corporation (NCRIC) on August 3, 2005, as a means of expanding its operations geographically. PIC Wisconsin is an insurance company that focuses on medical professional insurance. PIC Wisconsin’s largest premium states are Wisconsin and Iowa. NCRIC is a holding company; its primary subsidiary is NCRIC, Inc., an insurance company also focused on providing medical professional liability insurance. NCRIC, Inc.’s premium revenues are concentrated in Washington, D.C. and adjacent states.
          Both acquisitions were stock-for-stock transactions accounted for as purchase transactions in accordance with SFAS 141. In the PIC Wisconsin transaction ProAssurance issued approximately 2.0 million common shares which were valued in the determination of the purchase price at $49.76 per share, which is the average PRA stock price for three days before and after July 31, 2006, the date on which the number of shares issued in the transaction was determined. In the NCRIC transaction, PRA issued approximately 1.7 million common shares which were valued in the determination of the purchase price at $40.54 per share, which is the average PRA stock price for three days before and after February 28, 2005 (the date the terms of the acquisition were agreed to and publicly announced). In both transactions, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Goodwill of $42.7 million (PIC Wisconsin) and $25.0 million (NCRIC) was recognized equal to the excess of the purchase price over the fair values of the identifiable net assets acquired. The goodwill is not expected to be tax deductible.
          The following chart summarizes the total cost of the acquisition and the allocation of the purchase price (in millions):

	PIC Wisconsin	NCRIC

Aggregate Purchase Price:
Fair value of ProAssurance common shares issued	$99.1	$67.1
Other acquisition costs	4.6	4.1

Aggregate purchase price	$103.7	$71.2

Assets (liabilities) acquired, at fair value:
Fixed maturities, available for sale	$199.3	$185.0
Equity securities, available for sale	34.4	27.8
Short-term investments	7.8	3.2
Premiums receivable	24.3	9.1
Receivable from reinsurers on unpaid losses and loss adjustment expenses	57.2	43.5
Other assets	45.4	46.7
Reserve for losses and loss adjustment expenses	(228.4)	(183.2)
Unearned premiums	(37.6)	(39.2)
Long-term debt	(11.6)	(15.5)
Liability for judgment	—	(19.5)
Other liabilities	(29.8)	(11.7)

Fair value of net assets acquired	$61.0	$46.2

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
2. Acquisitions (continued)
          The fair values of the reserves for losses and related reinsurance recoverables (the net loss reserves) acquired in the PIC Wisconsin and NCRIC transactions were estimated as of the dates of acquisition based on present value of the expected underlying net cash flows, and include a profit margin and a risk premium. In determining each fair value estimate, management discounted the purchased company’s historical undiscounted loss reserves, both based on recent actuarial reviews, to present value assuming discounting patterns actuarially developed from the historical loss data of each company. The discount rates used, 4.86% for PIC Wisconsin and 4.31% for NCRIC, approximate the risk-free treasury rate on the acquisition date for maturities similar to the estimated duration of the reserve being valued. For each estimate an expected profit margin of 5% was applied to the discounted loss reserves which is consistent with management’s understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing partner in the purchase of loss reserves). Additionally, in consideration of the long-tail nature and the related high degree of uncertainty of such loss reserves, an estimated risk premium of 5% was also applied to the discounted loss reserves. In both instances, the calculation resulted in a fair value estimate which was not materially different than the historical loss reserves and therefore did not result in an adjustment to the historical reserve amount.
          Actuarial reviews performed in connection with the finalization of ProAssurance’s purchase accounting for PIC Wisconsin indicated that initial estimates of the acquisition date fair value of PIC Wisconsin’s reserve for losses, reinsurance recoverables and ceded premiums payable were understated. In accordance with SFAS 141, at December 31, 2006 the allocation of the PIC Wisconsin purchase price has been adjusted to reflect the revised estimates for these balances and the related balances of taxes recoverable and deferred tax assets. The above summary of assets (liabilities) acquired reflects the revised estimates. The combined effect of the revisions reduced the initial estimates of the fair value of net assets acquired by $5.0 million and increased goodwill by the same amount.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
3. Discontinued Operations
          Effective January 1, 2006 ProAssurance sold its wholly owned subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services (collectively, the MEEMIC Companies) to Motors Insurance Corporation, a subsidiary of GMAC Insurance Holdings, Inc., for total consideration of $400 million before taxes and transaction expenses. The MEEMIC Companies were the only active entities of ProAssurance’s personal lines operations.
          On December 28, 2005, ProAssurance sold ConsiCare, a non-insurance subsidiary acquired August 3, 2005 in the NCRIC transaction, for approximately $1.7 million (cash of $0.8 million and note receivable of $0.9 million). No gain or loss was recognized related to the sale because the carrying value for ConsiCare’s net assets approximated the sales price less sale expenses.
          In accordance with SFAS 144, the assets, liabilities and operating results attributed to the personal lines operations and the operating results of ConsiCare are reported as discontinued operations in the Consolidated Financial Statements.
          The following tables provide detailed information regarding the financial statement lines identified as discontinued operations.

	2006	2005	2004
		In thousands
Personal Lines results:
Net premiums earned	$—	$187,903	$183,365
Net investment income	—	12,817	10,879
Other revenues	—	2,871	2,395
Net losses and loss adjustment expenses	—	(110,929)	(112,444)
Underwriting, acquisition and insurance expenses	—	(43,323)	(40,548)
Gain from sale of discontinued operations	164,006	—	—
Provision for income taxes	(54,565)	(15,805)	(13,879)

Personal lines results, net of tax	109,441	33,534	29,768
ConsiCare results, net of tax	—	(103)	—

Income from discontinued operations, net of tax	$109,441	$33,431	$29,768

December 31
2005
In thousands
Assets of Discontinued Operations:
Fixed maturities available for sale, at fair value	$261,896
Cash and cash equivalents	52,721
Premiums receivable	15,063
Receivable from reinsurers on unpaid losses and loss adjustment expenses	171,820
Other assets, including goodwill of $16.2 million	66,279

Total	$567,779

Liabilities of Discontinued Operations:
Reserve for losses and loss adjustment expenses	$252,294
Unearned premiums	65,429
Other liabilities	19,790

Total	$337,513

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	December 31, 2006
	Cost
	or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	In thousands
Fixed Maturities
U.S. treasury securities	$57,400	$105	$(528)	$56,977
Government-sponsored enterprises	232,193	129	(1,373)	230,949
State and municipal bonds	1,190,651	10,497	(2,921)	1,198,227
Corporate bonds	629,809	4,356	(9,162)	625,003
Asset-backed securities	1,028,595	7,638	(11,167)	1,025,066

	3,138,648	22,725	(25,151)	3,136,222
Equity securities	4,618	2,602	—	7,220

	$3,143,266	$25,327	$(25,151)	$3,143,442

	December 31, 2005
	Cost
	or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	In thousands
Fixed Maturities
U.S. treasury securities	$45,350	$3	$(443)	$44,910
Government-sponsored enterprises	129,410	—	(1,837)	127,573
State and municipal bonds	906,192	7,185	(6,258)	907,119
Corporate bonds	627,385	6,422	(10,587)	623,220
Asset-backed securities	710,284	1,518	(11,174)	700,628

	2,418,621	15,128	(30,299)	2,403,450
Equity securities	7,858	2,295	(135)	10,018

	$2,426,479	$17,423	$(30,434)	$2,413,468

     The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at December 31, 2006, including the length of time the securities have been held in a continuous unrealized loss position.

	December 31, 2006
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	In thousands
Fixed maturities, available for sale
U.S. treasury securities	$37,578	$(528)	$21,118	$(116)	$16,460	$(412)
Government-sponsored enterprises	172,288	(1,374)	89,710	(116)	82,578	(1,258)
State and municipal bonds	394,288	(2,921)	131,239	(528)	263,049	(2,393)
Corporate bonds	429,692	(9,162)	93,711	(727)	335,981	(8,435)
Asset-backed securities	585,030	(11,166)	129,333	(1,456)	455,697	(9,710)

Available for sale securities held with unrealized losses	$1,618,876	$(25,151)	$465,111	$(2,943)	$1,153,765	$(22,208)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
4. Investments (continued)
          After an evaluation of each security, management concluded that these securities have not suffered an other than temporary impairment in value. Of the unrealized losses aggregated in the above table, over 98% are considered to be interest rate related. Each fixed maturity security has paid all scheduled contractual payments. Management believes that each issuer has the capacity to meet the remaining contractual obligations of the security, including payment at maturity, and that ProAssurance has the current ability and intent to hold the security until either the scheduled maturity date or the security recovers in value. In total, there are approximately 1,000 securities in an unrealized loss position. Management considers the unrealized loss on 14 of those securities to be credit related; the unrealized losses related to these securities total approximately $900,000. The single greatest credit-related unrealized loss position approximates $162,000; the second greatest credit-related unrealized loss position is an unrealized loss of approximately $146,000. Management also believes each of the equity securities, given the characteristics of the underlying company, industry, and price volatility of the security, has a reasonable probability of being valued at or above book value in the near term.
          The amortized cost and estimated fair value of our available-for-sale fixed maturities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

		Estimated
	Amortized	Fair
	Cost	Value

	In thousands
Due in one year or less	$117,130	$116,567
Due after one year through five years	710,931	706,900
Due after five years through ten years	593,289	594,706
Due after ten years	688,703	692,983
Asset-backed securities	1,028,595	1,025,066

	$3,138,648	$3,136,222

          Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders’ equity at December 31, 2006.
          At December 31, 2006 ProAssurance has available-for-sale securities with a fair value of $12.7 million on deposit with various state insurance departments to meet regulatory requirements.
Business Owned Life Insurance
          ProAssurance holds BOLI policies on management employees that were purchased at a cost of approximately $50 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies; however, $50,000 of each death benefit is payable to beneficiaries designated by the insured employee.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
4. Investments (continued)
Net Investment Income / Net Realized Investment Gains (Losses)
          Net investment income by investment category is as follows:

	2006	2005	2004

	In thousands
Fixed maturities	$130,386	$90,496	$69,950
Equities	414	773	1,736
Short-term investments	15,567	3,608	1,296
Other invested assets	5,309	5,045	4,592
Business owned life insurance	2,285	2,298	2,432

	153,961	102,220	80,006
Investment expenses	(4,172)	(3,027)	(2,337)

Net investment income	$149,789	$99,193	$77,669

          Gross investment gains and losses are primarily from sales of investment securities. Net realized investment gains (losses) are as follows:

	2006	2005	2004

	In thousands
Gross gains, available-for-sale and short-term securities	$5,127	$3,488	$6,998
Gross losses, available-for-sale and short-term securities	(3,410)	(1,921)	(1,713)
Net realized gains (losses), trading securities	(138)	51	2,811
Change in unrealized holding gains (losses), trading securities	259	62	87
Other than temporary impairments	(3,037)	(768)	(611)

Net realized investment gains (losses)	$(1,199)	$912	$7,572

          Net gains (losses) related to fixed maturities included in the above table are ($2.5) million, $836,000 and $3.7 million during 2006, 2005 and 2004, respectively.
          Proceeds from sales (excluding maturities and paydowns) of available-for-sale securities were $1.6 billion, $441.0 million and $500.5 million during 2006, 2005 and 2004, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $1.2 billion and $138.3 million, and $69.7 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $1.4 billion, $120.9 million, and $85.4 million during the same respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
5. Reinsurance
          ProAssurance has various quota share, excess of loss, and cession reinsurance agreements. Historically, professional liability per claim retention levels have varied between 90% and 100% of the first $200,000 to $2 million and between 0% and 10% of claims exceeding those levels depending on the coverage year and the state in which business was written. ProAssurance also insures some large professional liability risks that are above the limits of its basic reinsurance treaties. These risks are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.
          The effect of reinsurance on premiums written and earned is as follows:

	2006 Premiums		2005 Premiums		2004 Premiums
	Written	Earned	Written	Earned	Written	Earned

	In thousands
Direct	$578,963	$627,148	$572,692	$596,289	$573,496	$555,428
Assumed	20	18	268	268	96	96
Ceded	(35,607)	(44,099)	(51,617)	(53,316)	(38,564)	(35,627)

Net premiums	$543,376	$583,067	$521,343	$543,241	$535,028	$519,897

          Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
          At December 31, 2006, all reinsurance recoverables are considered collectible. Reinsurance recoverables totaling approximately $38.4 million are collateralized by letters of credit or funds withheld. At December 31, 2006 no amounts due from individual reinsurers exceed 5% of stockholders’ equity.
          During 2006, ProAssurance commuted (terminated) its outstanding reinsurance arrangements with the Converium group of companies for approximately $4.2 million in cash. The transaction reduced its receivable from reinsurers by approximately $250,000 (net of cash received) and reduced its reinsurance liabilities by approximately $2.7 million, resulting in a gain on the commutation of approximately $2.4 million.
          During 2004, ProAssurance commuted its various reinsurance agreements with one of its reinsurers, Gerling Global Reinsurance Corporation of America. As a result of that commutation, ProAssurance reduced its receivable from reinsurers by approximately $5.5 million (net of $11.9 million cash received) and reduced its reinsurance liabilities by approximately $1.6 million, resulting in a net loss on the commutation of approximately $3.9 million.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
6. Income Taxes
          Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax liabilities and assets are as follows:

	2006	2005
	In thousands
Deferred tax assets
Unpaid loss discount	$88,988	$77,049
Unearned premium adjustment	18,939	19,026
CHW and other contingencies (see Note 9)	7,636	6,825
Loss and credit carryovers	3,366	4,006
Basis differences–investments	5,350	1,477
Compensation related	5,286	2,835
Unrealized losses on investments, net	—	4,554
Other	2,199	1,566

Total deferred tax assets	131,764	117,338

Deferred tax liabilities
Deferred acquisition costs	8,453	7,790
Basis difference on Convertible Debentures	6,528	—
Unrealized gains on investments, net	62	—
Other	4,520	5,613

Total deferred tax liabilities	19,563	13,403

Net deferred tax assets	$112,201	$103,935

          In December 2006 ProAssurance received approval from the Internal Revenue Service to change its income tax method of accounting for interest on its Convertible Debentures which were issued in 2003. The new method, the “comparable yield” method, accelerates recognition of interest expense for tax purposes. The change in method, recorded in 2006, decreased current tax expense and increased deferred tax expense by $6.5 million, of which $4.4 million related to pre-2006 interest periods.
          In management’s opinion, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.
          ProAssurance, after adjustment for its tax liability for the year ended December 31, 2006, has available net operating loss (NOL) carryforwards of $7.8 million and Alternative Minimum Tax (AMT) credit carryforwards of $639,000. The NOL carryforwards will expire in 2019; the AMT credit carryforwards have no expiration date.
          A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

	2006	2005	2004
		In thousands
Computed “expected” tax expense	$61,890	$38,102	$18,837
Tax-exempt income	(13,217)	(9,548)	(5,947)
Resolution of tax contingencies	—	—	(1,667)
Other	1,170	283	(445)

Total	$49,843	$28,837	$10,778

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
7. Deferred Policy Acquisition Costs
          Underwriting and other costs, primarily commissions and premium taxes, that are directly related to the production of new and renewal premiums are considered as acquisition costs and are capitalized and amortized to expense over the period in which the related premiums are earned. Reinsurance ceding commissions due ProAssurance are considered as a reduction of acquisition costs, and therefore reduce the total amount capitalized.
          Amortization of deferred acquisition costs, included in continuing operations, amounted to approximately $56.9 million, $54.0 million, and $52.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Unamortized deferred acquisition costs are included in other assets on the Consolidated Balance Sheets and amounted to approximately $23.8 million and $22.3 million at December 31, 2006 and 2005, respectively.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
8. Reserve for Losses and Loss Adjustment Expenses (continued)
          Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

	2006	2005	2004
	In thousands
Balance, beginning of year	$2,224,436	$1,818,636	$1,634,749
Less reinsurance recoverables	327,693	273,654	336,291

Net balance, beginning of year	1,896,743	1,544,982	1,298,458

Net reserves acquired in PIC Wisconsin transaction	171,246	—	—
Net reserves acquired in NCRIC transaction	—	139,672	—

Net losses:
Current year	479,621	461,182	469,151
Favorable development of reserves established in prior years	(36,292)	(22,981)	(8,714)

Total	443,329	438,201	460,437

Paid related to:
Current year	(32,325)	(26,495)	(13,599)
Prior years	(242,608)	(199,617)	(200,314)

Total paid	(274,933)	(226,112)	(213,913)

Net balance, end of year	2,236,385	1,896,743	1,544,982

Plus reinsurance recoverables	370,763	327,693	273,654

Balance, end of year	$2,607,148	$2,224,436	$1,818,636

          As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2006 was primarily due to reductions in estimates of claims severity for the 2002, 2003 and 2004 accident years. The favorable development recognized in 2005 was primarily due to reductions in estimates of claims severity for the 2003 accident year; however, favorable development was also seen in accident years 2002 and prior. The favorable development recognized in 2004 primarily reflected small improvements in claims severity for accident years 2002 and prior.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
9. Commitments and Contingencies
          As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). The judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $20.8 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and court costs, in the event the judgment is ultimately affirmed and paid.
          ProAssurance is involved in various other legal actions arising primarily from claims against itself related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. Such legal actions have been considered by ProAssurance in establishing its reserves. The outcome of all legal actions is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available to its insureds; and ProAssurance may become a party to bad faith litigation over the amount of the judgment above an insured’s policy limits. However, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.
          ProAssurance is involved in a number of operating leases primarily for office space, office equipment, and communication lines. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006.

Operating Leases
In thousands
2007	$2,255
2008	1,767
2009	673
2010	410
Thereafter	128

Total minimum lease payments	$5,233

          ProAssurance incurred rent expense of $2.8 million, $2.4 million and $1.9 million in the years ended December 31, 2006, 2005 and 2004, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
10. Long-term Debt
          Outstanding long-term debt, as of December 31, 2006 and December 31, 2005, consists of the following:

		2006	2005
		In thousands
Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of discounts of $1.9 million at December 31, 2006 and $2.2 million at December 31, 2005, respectively.		$105,677	$105,381

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures; the 2032 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

	12/31/2006
Due	Rate

December 2032	9.37%	15,464	15,464
April 2034	9.22%	13,403	13,403
May 2034	9.22%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, net of discount of $0.4 million, principal of $12.0 million bearing a fixed interest rate of 7.7%, until May, 2009.		11,641	—

		$179,177	$167,240

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
Interest. Interest is payable on June 30 and December 30 of each year, at an annual rate of 3.90%. In addition, ProAssurance may be required to pay contingent interest, as set forth below under Contingent Interest.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
10. Long-term Debt (continued)
Conversion Rights. Holders may convert the Convertible Debentures at any time prior to stated maturity from and after the date of the following events:
–	if the sale price of ProAssurance’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day,

–	if ProAssurance calls the Convertible Debentures for redemption, or

–	upon the occurrence of certain corporate transactions.
The stock price criterion allowing conversion was met during the quarter ended December 31, 2006 and holders may convert through March 31, 2007. To date, no holders have requested conversion.
At December 31, 2006 conversion would be at a rate of 23.9037 shares of common stock for each $1,000 principal amount of Convertible Debentures; this represents a conversion price of approximately $41.83 per share of common stock. The conversion rate is subject to future adjustment should certain corporate events occur, as defined by the related indenture agreement. Upon conversion, holders will generally not receive any cash payment representing accrued interest or contingent interest, if any. Instead, accrued interest and contingent interest will be deemed paid by the common stock received by the holders on conversion. Convertible Debentures called for redemption may be surrendered for conversion until the close of business two business days prior to the redemption date.
Upon conversion, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and shares of common stock.
Payment at Maturity. Each holder of $1,000 Convertible Debentures will be entitled to receive $1,000 at maturity, plus accrued interest, including contingent interest, if any.
Sinking Fund. None.
Optional Redemption. ProAssurance may not redeem the Convertible Debentures prior to July 7, 2008. ProAssurance may redeem some or all of the Convertible Debentures for cash on or after July 7, 2008, upon at least 30 days but not more than 60 days notice by mail to holders.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
10. Long-term Debt (continued)
Change of Control. Upon a change of control of ProAssurance, holders may require ProAssurance, subject to conditions, to repurchase all or a portion of the Convertible Debentures. Depending upon the date at which the change of control occurs, ProAssurance will pay a purchase price equal to a varying percentage of the applicable principal amount of such Convertible Debentures plus accrued and unpaid interest, including contingent interest and additional amounts, if any. The percentage is 102% until June 30, 2008 when it becomes 100%.
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
     The Convertible Debentures do not require ProAssurance to maintain minimum financial covenants.
Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures; the 2032 Subordinated Debentures)
          In April and May 2004, ProAssurance formed two business trusts, (the PRA Trusts) for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities (PRA TPS) and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the PRA Trusts, to purchase $46.4 million of variable rate subordinated debentures (the 2034 Subordinated Debentures) issued by ProAssurance. ProAssurance owns all voting securities of the PRA Trusts and the 2034 Subordinated Debentures are the sole assets of the PRA Trusts. The PRA Trusts will meet the obligations of the PRA TPS with the interest and principal paid on the 2034 Subordinated Debentures. ProAssurance received net proceeds from the PRA TPS transactions, after commissions and other costs of issuance, of $44.9 million.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
10. Long-term Debt (continued)
          The 2034 and 2032 Subordinated Debentures have the same maturities and other applicable terms and features as the associated trust preferred securities. The 2034 and 2032 Subordinated Debentures are uncollateralized and bear a floating interest rate adjusted quarterly based upon the three-month LIBOR rate, with a maximum rate for the first five years following issuance of 12.5%. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or at any time the debentures are in default. All have stated maturities of thirty years but may be redeemed at any time following the fifth anniversary of issuance (May, 2009 for the 2034 debentures; December, 2007 for the 2032 debentures). None of the securities require either PRA or NCRIC to maintain minimum financial covenants.
Surplus Notes
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
          Interest is payable quarterly at a fixed annual rate of 7.7% until May 2009. Thereafter the Surplus Notes bear interest at a floating rate of London Interbank Offered Rates (LIBOR) + 3.85%. Each payment of interest and principal may be made only with the prior approval of the Office of the Commissioner of Insurance of the State of Wisconsin and only to the extent PIC Wisconsin has sufficient surplus to make such payment.
          The Surplus Notes were recorded at fair value on the acquisition date estimated in accordance with the purchase accounting requirement of SFAS 141. The discount recorded at the acquisition date totaled $420,000 and is being amortized over the remaining expected life of the debt (until May 2009, the first redemption date) using the effective interest method. Such amortization is included in the accompanying financial statements as an addition to interest expense.
Debt Guarantees
          ProAssurance and NCRIC have guaranteed that amounts paid to the PRA and NCRIC Trusts under the 2034 and 2032 Subordinated Debentures, respectively will be remitted to the holders of the associated trust preferred securities. These guarantees, when taken together with the obligations of ProAssurance and NCRIC under their respective debentures, the Indentures pursuant to which those debentures were issued, and the related trust agreements (including obligations to pay related trust cost, fees, expenses, debt and other obligations for the PRA and NCRIC Trusts other than with respect to the common and trust preferred securities of the PRA and NCRIC Trusts), provides a full and unconditional guarantee of amounts due on the PRA and NCRIC TPS. The amounts guaranteed are not expected to at any time exceed the obligations of the 2034 and 2032 Subordinated Debentures, and no additional liability has been recorded related to the PRA and NCRIC TPS or the guarantees.
Fair Value
          At December 31, 2006, the fair value of the Convertible Debentures is approximately 126% of face value of $107.6 million based on available independent market quotes. At December 31, 2006, the fair value of the Surplus Notes approximates their carrying value and the fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
11. Stockholders’ Equity
          At December 31, 2006 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 2006, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.
          At December 31, 2006 approximately 2.3 million of ProAssurance’s authorized shares of common stock are reserved by the Board of Directors of ProAssurance for the award or issuance of shares under incentive compensation plans as described in Note 12. Additionally, approximately 1.0 million common shares are reserved for the exercise of outstanding options and 2.6 million shares are reserved for issuance related to the Convertible Debentures.
          Accumulated other comprehensive income is comprised entirely of unrealized gains and losses from available-for sale securities, net of tax. For all periods presented, other comprehensive income is comprised of unrealized gains and losses (net of tax) arising during the period related to available-for-sale securities less reclassification adjustments. Reclassification adjustments are gains (losses) from available-for-sale securities recognized in the current period net income that were previously included in other comprehensive income.
          Reclassification adjustments related to continuing operations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Gains (losses) included in the calculation of income from continuing operations	$(1,320)	$806	$5,297
Tax effect	462	(282)	(1,854)

Net amount reclassified from other comprehensive income	$(858)	$524	$3,443

     Reclassification adjustments related to discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Gains (losses) included in the calculation of income from discontinued operations	$(574)	$498	$18
Tax effect	201	(174)	(6)

Net amount reclassified from other comprehensive income	$(373)	$324	$12

          All tax effects considered in the calculation of other comprehensive income and accumulated other comprehensive income have been computed using a rate of 35%. ProAssurance follows the practice of recognizing all gains and losses on available-for-sale securities in other comprehensive income before recognizing them in net income as realized gains and losses.
12. Stock Options and Share-Based Payments
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
12. Stock Options and Share-Based Payments (continued)
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
          ProAssurance recognized, in continuing operations, share-based compensation cost of approximately $4.7 million and a related tax benefit of approximately $1.5 million during the year ended December 31, 2006. ProAssurance also recognized, as a component of the gain on the sale of the MEEMIC companies, share-based compensation expense of approximately $642,000 and a related tax benefit of approximately $225,000 related to the accelerated vesting of options held by MEEMIC employees.
          ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan (the Plans). The Compensation Committee of the Board of Directors is responsible for the administration of the Plans.
          Options granted under the Plans since 2002 generally vest at a rate of 20% annually beginning six months after the grant date. Options granted prior to 2002 were fully vested at the grant date. Options are generally granted with an exercise price equal to the market price of ProAssurance’s common stock on the date of grant, and have an original term of ten years. ProAssurance issues new shares for options exercised.
          The weighted average fair values of options granted during 2006, 2005 and 2004 and the assumptions (on a weighted-average basis) used to estimate those fair values as of the date of grant using the Black-Scholes option pricing model are shown in the following table.

	2006	2005	2004

Weighted average fair value	$18.37	$16.52	$13.10

Assumptions:
Risk-free interest rate	4.7%	4.3%	3.4%
Expected volatility	0.25	0.33	0.34
Dividend yield	0%	0%	0%
Expected average term (in years)	6	6	6
          Because ProAssurance has limited historical data regarding exercise behavior of its employees, the expected term of 2006 option grants was estimated using the methodology provided for in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, which is the mid-point between the vesting date and the end of the contractual term of the option. The risk-free interest rate assumption for 2006 awards was based upon a U.S. Treasury instrument with a term that is similar to the expected term of the option grant. The volatility assumption for 2006 awards was based on the historical volatility of ProAssurance’s stock price for the most recent period (as of the grant date) equal to the shorter of either the expected term of the option or the period since June 27, 2001, when ProAssurance was formed. Dividend yield was assumed to be zero since ProAssurance has historically not paid dividends.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
12. Stock Options and Share-Based Payments (continued)
          The following table provides information regarding ProAssurance’s outstanding options:

			Aggregate
		Weighted	Intrinsic	Weighted
		Average	Value	Average Remaining
	Options	Exercise Price	(in thousands) (1)	Contractual Term

Outstanding at December 31, 2005	1,162,863	$28.73
Granted under incentive plans	116,584	$51.33	— (2)
Exercised	(294,408)	$24.36	$7,859
Forfeited	(2,736)	$22.13	$76

Outstanding at December 31, 2006	982,303	$32.81	$16,807	6.6 years

Exercisable at December 31, 2006	584,369	$28.03	$12,792	5.3 years

Outstanding, vested or expected to vest at December 31, 2006	943,630	$32.50	$16,438	6.5 years

(1)	Intrinsic value is the difference in the market value of the stock at a given point in time and the option exercise price

(2)	As of the date of grant: all options were granted with an exercise price equal to the market value of the stock
          At December 31, 2006, unrecognized compensation cost related to non-vested options granted under ProAssurance’s stock compensation plans approximated $3.8 million. That cost is expected to be recognized over a weighted average period of 2.5 years.
          The fair value of options vested during the years ended December 31, 2006, 2005 and 2004 is $15.3 million, $11.1 million and $6.0 million, respectively. The intrinsic value of options exercised during 2005 and 2004 is $5.0 million and $2.2 million, respectively.
          During 2006 ProAssurance also granted Performance Shares awards to employees under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: key executives and management. The Performance Shares vest at 100% on December 31, 2008 based upon continued service and attainment of one of two Performance Measures. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that will be awarded if vesting criteria are met can vary between 46,000 shares and 76,000 shares, depending upon the degree to which Performance Measures are attained. No Performance Shares were forfeited during 2006.
          The fair value of each Performance Share was estimated on the date of grant as $51.38 per share, based on the market value of ProAssurance common stock on that date. At December 31, 2006, based on current achievement of the Performance Measures, it is estimated that approximately 64,000 Performance Shares, having an estimated fair value of approximately $3.3 million will ultimately vest. At December 31, 2006 the unrecognized compensation cost related to Performance Shares is estimated as $2.2 million and is expected to be recognized over 2.0 years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
12. Stock Options and Share-Based Payments (continued)
          Prior to the adoption of SFAS 123(R) ProAssurance applied the intrinsic-value provisions set forth in APB No. 25 and related Interpretations as permitted by SFAS 123. Accordingly, no compensation expense was recognized for option grants in prior periods since the exercise price of options granted equaled the fair market value of ProAssurance’s common stock on the date of grant. Stock-based compensation expense recorded in accordance with SFAS 123(R) decreased earnings for the year ended December 31, 2006 as follows (in thousands, except per share data):

Income from continuing operations, before tax	$4,669
Income from continuing operations, after tax	$3,184
Income from discontinued operations	$417
Net income	$3,601

Income per share from continuing operations:
Basic	$0.10
Diluted	$0.09

Net Income:
Basic	$0.11
Diluted	$0.10
          SFAS 123(R) increased cash flow from financing activities by $1.2 million and decreased cash flow from operations by the same amount.
          No restatement of prior periods is required when SFAS 123(R) is adopted using the modified prospective transition method. SFAS 123(R) does, however, require disclosure of the effect that applying the fair value recognition provisions of SFAS 123 would have had on prior periods. The following table provides the required disclosure.

	2005	2004
	In thousands, except per share data
Income from continuing operations, as reported	$80,026	$43,043

Add: Share-based employee compensation expense included in reported net income, net of related income taxes	84	218

Less: Share-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(1,808)	(1,111)

Pro forma income from continuing operations	$78,302	$42,150

Earnings per share, continuing operations:

Basic–as reported	$2.66	$1.48

Basic–pro forma	$2.61	$1.45

Diluted–as reported	$2.52	$1.44

Diluted–pro forma	$2.47	$1.41

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
13. Earnings Per Share
          The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	2006	2005	2004
	In thousands except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$126,984	$80,026	$43,043
Income from discontinued operations, net of tax	109,441	33,431	29,768

Net income	$236,425	$113,457	$72,811

Denominator:
Weighted average number of common shares outstanding	32,044	30,049	29,164

Basic earnings per share:
Income from continuing operations	$3.96	$2.66	$1.48
Income from discontinued operations	3.42	1.11	1.02

Net income	$7.38	$3.77	$2.50

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$126,984	$80,026	$43,043
Effect of assumed conversion of contingently convertible debt instruments	2,967	2,967	2,967

Income from continuing operations-diluted computation	129,951	82,993	46,010
Income from discontinued operations, net of tax	109,441	33,431	29,768

Net income–diluted computation	$239,392	$116,424	$75,778

Denominator:
Weighted average number of common shares outstanding	32,044	30,049	29,164
Assumed conversion of dilutive stock options	309	287	248
Assumed conversion of contingently convertible debt instruments	2,572	2,572	2,572

Diluted weighted average equivalent shares equivalent shares	34,925	32,908	31,984

Diluted earnings per share:
Income from continuing operations	$3.72	$2.52	$1.44
Income from discontinued operations	3.13	1.02	0.93

Net income	$6.85	$3.54	$2.37

          In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. The average number of ProAssurance’s outstanding options that were not considered to be dilutive approximated 180,000 during 2006, 158,000 during 2005 and 126,000 during 2004.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
14. Benefit Plans
          ProAssurance currently maintains a defined contribution savings and retirement plan that is intended to provide retirement income to eligible employees. ProAssurance also maintains a non-qualified deferred compensation plan which allows participating management employees to defer a portion of their current salary. ProAssurance’s contribution to the savings and retirement plan was $3.2 million, $2.3 million and $2.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. ProAssurance’s contribution to the deferred compensation plan was approximately $125,000 for the year ended December 31, 2006; there was no contribution in 2005 or 2004. ProAssurance’s liability related to the deferred compensation plan consists primarily of employee salary deferrals and approximated $1.8 million at December 31, 2006 and $700,000 at December 31, 2005.
          When acquired, both PIC Wisconsin and NCRIC maintained defined contribution retirement benefit plans which were assumed by ProAssurance. On January 1, 2006 NCRIC plans were merged into ProAssurance’s existing plan. The PIC Wisconsin plan was similarly transitioned on January 1, 2007. ProAssurance incurred expense of approximately $205,000 in 2006 related to the PIC Wisconsin plan and expense of approximately $72,000 in 2005 related to the NCRIC plans.
15. Statutory Accounting and Dividend Restrictions
          ProAssurance’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes (b) certain deferred income taxes which are recorded under GAAP but not for statutory purposes and (c) for 2006, the recognition of statutory income from the sale of the MEEMIC companies which exceeded the gain recorded for GAAP purposes.
          The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2006 statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Net earnings and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table. The table excludes MEEMIC Insurance Company sold in early 2006 (see Note 3); however, the table does include statutory income of approximately $282 million related to the sale of the MEEMIC companies. The table includes the statutory earnings of PIC Wisconsin and NCRIC in the year of acquisition and thereafter (see Note 2). The net earnings so included are the earnings for the statutory annual period. Consolidated net income, on a GAAP basis, includes the earnings of PIC Wisconsin and NCRIC only for the periods following acquisition: August 2006 for PIC Wisconsin and August 2005 for NCRIC.

Net Earnings			Surplus
2006	2005	2004	2006	2005
In millions
$400	$69	$49	$839	$726
          ProAssurance’s insurance subsidiaries are permitted to pay dividends of approximately $186 million during the next year without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
16. Variable Interest Entities
          ProAssurance holds passive investments in various limited partnerships/limited liability companies that are considered to be VIE’s under FIN 46(R) guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46(R). These investments, five in total at December 31, 2006, are included in Other Investments and total $44.5 million at December 31, 2006 and $42.1 million at December 31, 2005. The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity. ProAssurance’s investment in one of the entities approximates $9.3 million (a 10.6% interest) and is accounted for using the equity method of accounting; this investment was acquired in 2002. ProAssurance’s investment in each of the four remaining entities represents an interest of less than 10% and ProAssurance uses the cost method of accounting for these investments. All were acquired after January 1, 2001.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
17. Quarterly Results of Operations (unaudited)
          The following is a summary of unaudited quarterly results of operations for 2006 and 2005:

	2006
	1st	2nd	3rd	4th
	In thousands except per share data
Net premiums earned(1)	$142,430	$137,420	$149,444	$153,772
Net losses and loss adjustment expenses(1)	111,132	103,110	114,037	115,050
Income from continuing operations(2)	27,835	29,991	33,368	35,790
Income from discontinued operations(2)	109,441	—	—	—
Net income	137,276	29,991	33,368	35,790

Basic earnings per share:
Income from continuing operations	0.89	0.96	1.03	1.08
Income from discontinued operations	3.51	—	—	—
Net income	4.40	0.96	1.03	1.08

Diluted earnings per share:
Income from continuing operations	0.84	0.90	0.96	1.01
Income from discontinued operations	3.21	—	—	—
Net income	4.05	0.90	0.96	1.01

	2005
	1st	2nd	3rd	4th
	In thousands except per share data
Net premiums earned(1)	$128,728	$126,203	$144,963	$143,347
Net losses and loss adjustment expenses(1)	110,450	103,124	117,898	106,728
Income from continuing operations(2)	14,596	18,311	20,217	26,902
Income from discontinued operations(2)	7,341	9,154	9,120	7,816
Net income	21,937	27,465	29,337	34,718

Basic earnings per share:
Income from continuing operations	0.50	0.62	0.66	0.87
Income from discontinued operations	0.25	0.31	0.30	0.25
Net income	0.75	0.93	0.96	1.12

Diluted earnings per share:
Income from continuing operations	0.48	0.59	0.63	0.81
Income from discontinued operations	0.23	0.29	0.27	0.23
Net income	0.71	0.88	0.90	1.04
The difference in the sum of the quarterly per share amounts for discontinued operations and net income is different than the annual computation of these amounts due to the issuance of shares in the acquisition of PIC Wisconsin in the third quarter of 2006.

(1)	From continuing operations

(2)	Net of tax

ProAssurance Corporation and Subsidiaries
Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2006

			Amount
	Cost		Which is
	or		Presented
	Amortized	Fair	in the
Type of Investment	Cost	Value	Balance Sheet
	In thousands
Fixed Maturities:
U.S. Treasury securities	$57,400	$56,977	$56,977
Government-sponsored enterprises	232,193	230,949	230,949
State and municipal bonds	1,190,651	1,198,227	1,198,227
Corporate bonds	629,809	625,003	625,003
Asset-backed securities	1,028,595	1,025,066	1,025,066
Trading	49,486	49,218	49,218

Total fixed maturities	3,188,134	$3,185,440	3,185,440

Equity securities:
Available for sale	4,618	7,220	7,220
Trading	6,637	7,638	7,638

Total equity securities	11,255	$14,858	14,858

Short-term investments	184,280		184,280
Other invested assets	48,799		48,799
Business owned life insurance	58,721		58,721

Total investments	$3,491,189		$3,492,098

ProAssurance Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant
ProAssurance Corporation — Registrant Only
Condensed Balance Sheets

	December 31
	2006	2005
	In thousands
Assets
Investment in subsidiaries, at equity	$1,041,230	$853,801
Fixed maturities available for sale, at fair value	204,562	41,288
Short-term investments	25,953	10,735
Cash and cash equivalents	366	1,434
Due from subsidiaries	—	1,645
Other assets	10,603	9,585

	$1,282,714	$918,488

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$4,369	$—
Other liabilities	7,726	1,666
Long-term debt	152,072	151,776

	164,167	153,442

Stockholders’ Equity:
Common stock	334	312
Other stockholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,118,213	764,734

Total stockholders’ equity	1,118,547	765,046

	$1,282,714	$918,488

ProAssurance Corporation — Registrant Only
Condensed Statements of Income

	Year Ended December 31
	2006	2005	2004
	In thousands
Revenues:
Investment income including net realized investment gains (losses) of $(1,450), $63, and $2,740 respectively	$6,407	$2,407	$4,057
Other Income	174	62	39

	6,581	2,469	4,096

Expenses:
Interest expense	9,063	8,416	6,515
Other expenses	3,538	3,923	3,882

	12,601	12,339	10,397

Loss before income tax (benefit) and equity in net income of subsidiaries	(6,020)	(9,870)	(6,301)
Income tax (benefit)	(2,632)	(3,491)	(2,319)

Loss before equity in net income of subsidiaries	(3,388)	(6,379)	(3,982)
Equity in net income of subsidiaries	239,813	119,836	76,793

Net income	$236,425	$113,457	$72,811

ProAssurance Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant (continued)
ProAssurance Corporation — Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
	2006	2005	2004
	In thousands
Cash provided (used) by operating activities	$10,231	$(2,868)	$(11,896)

Investing activities
Purchases of fixed maturities	(416,691)	(45,734)	(101,172)
Proceeds from sale or maturities of:
Fixed maturities available for sale	252,360	60,162	50,480
Equity securities available for sale	—	—	7,791
Net decrease(increase) in short-term investments	(15,217)	(8,059)	20,764
Dividends from subsidiaries	200,000	3,000	28,350
Contribution of capital to subsidiaries	(30,410)	(5,937)	(38,000)
Other	(2,794)	(3,517)	(1,395)

	(12,752)	(85)	(33,182)

Financing activities
Proceeds from long-term debt	—	—	44,907
Other	1,453	3,644	36

	1,453	3,644	44,943

Increase (decrease) in cash and cash equivalents	(1,068)	691	(135)
Cash and cash equivalents, beginning of period	1,434	743	878

Cash and cash equivalents, end of period	$366	$1,434	$743

Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Holding) consolidated financial statements. At December 31, 2006 and 2005 PRA Holding’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition less dividends received from the subsidiaries.
Reclassifications
Certain reclassifications have been made to the 2005 and 2004 condensed financial statements to conform to the 2006 presentation.
Acquisitions/Dispositions
In August 2006 PRA Holding purchased Physicians Insurance Company of Wisconsin, Inc. PRA Holding purchased NCRIC Corporation in August 2005. Both acquisitions are described in Note 2 to the Consolidated Financial Statements. In January 2006 PRA Holding sold its indirect subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services, as described in Note 3 to the Consolidated Financial Statements. The proceeds from the sale of $400 million were paid to an indirect subsidiary of PRA Holding.

ProAssurance Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements of Registrant (continued)
2. Long-term Debt
Outstanding long-term debt, as of December 31, 2006 and December 31, 2005, consisted of the following:

		2006	2005
		$ In thousands
Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of discounts of $1.9 million at December 31, 2006 and $2.2 million at December 31, 2005, respectively.		$105,677	$105,381

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures; the 2032 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

	12/31/2006
Due	Rate

April 2034	9.22%	13,403	13,403
May 2034	9.22%	32,992	32,992

		$152,072	$151,776

See Note 10 of the Notes to the Consolidated Financial Statements of PRA Holding and its subsidiaries included herein for a detailed description of the terms of the long-term debt.
3. Related Party Transactions
PRA Holding received dividends of $200 million, $3.0 million and $28.4 million during the years ended December 31, 2006, 2005 and 2004 from its subsidiaries. PRA Holding contributed capital of $30.4 million, $5.9 million and $38.0 million during the years ended December 31, 2006, 2005 and 2004.
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

ProAssurance Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information
Years Ended December 31, 2006, 2005, and 2004

	Continuing Operations
	2006	2005	2004
	In thousands
Deferred policy acquisition costs	$23,763	$22,256	$21,254
Reserve for losses and loss adjustment expenses	2,607,148	2,224,436	1,818,636
Unearned premiums	253,773	264,258	248,539
Net premiums earned	583,067	543,241	519,897
Premiums assumed from other companies	18	268	96
Net investment income	149,789	99,193	77,669
Net losses and loss adjustment expenses	443,329	438,201	460,437
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	56,944	53,967	52,808
Other underwriting, acquisition and insurance expenses	49,425	37,990	33,976
Net premiums written	543,376	521,343	535,028

ProAssurance Corporation and Subsidiaries
Schedule IV — Reinsurance
Years Ended December 31, 2006, 2005, and 2004

	Continuing Operations
	2006	2005	2004
	In thousands
Property and Casualty
Premiums earned	$627,148	$596,289	$555,428
Premiums ceded	(44,099)	(53,316)	(35,627)
Premiums assumed	18	268	282

Net premiums earned	$583,067	$543,241	$520,083

Percentage of amount assumed to net	0.00%	0.05%	0.05%

Accident and Health
Premiums earned	$—	$—	$—
Premiums ceded	—	—	—
Premiums assumed	—	—	(186)

Net premiums earned	$—	$—	$(186)

Percentage of amount assumed to net	—	—	100%

Total net premiums earned	$583,067	$543,241	$519,897

ProAssurance Corporation and Subsidiaries
Schedule VI — Supplementary Property and Casualty Insurance Information
Year Ended December 31, 2006, 2005, and 2004

	Continuing Operations
	2006	2005	2004
	In thousands
Deferred policy acquisition costs	$23,763	$22,256	$21,254
Reserve for losses and loss adjustment expenses	2,607,148	2,224,436	1,818,636
Unearned premiums	253,773	264,258	248,539
Net premiums earned	583,067	543,241	519,897
Net investment income	149,789	99,193	77,669
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	479,621	461,182	469,151
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(36,292)	(22,981)	(8,714)
Amortization of deferred policy acquisition costs	56,944	53,967	52,808
Paid losses and loss adjustment expenses related to current year losses, net of reinsurance	(32,325)	(26,495)	(13,599)
Paid losses and loss adjustment expenses related to prior year losses, net of reinsurance	(242,608)	(199,617)	(200,314)

EXHIBIT INDEX

Exhibit
Number	Description

2	Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule.

2.1	Agreement to Consolidate by and between Medical Assurance, Inc. and Professionals Group, Inc. dated June 22, 2000 as amended as of November 1, 2000. (1)

2.2	Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc. and NCP Merger Corporation, dated February 28, 2005, as amended (2)

2.3	Stock Purchase Agreement dated November 7, 2005, among Motors Insurance Corporation, MEEMIC Insurance Company, MEEMIC Insurance Services Corporation, MEEMIC Holdings, Inc. and ProAssurance Corporation (3)

2.4	Agreement and Plan of Merger, dated as of December 8, 2005, between ProAssurance and PIC Wisconsin, as amended February 14, 2006 (4)

3.1(a)	Certificate of Incorporation of ProAssurance (1)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (5)

3.2	First Restatement of the Bylaws of ProAssurance (6)

4	ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness.

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (7)

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (5)

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (8)

10.2	Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (9)

10.3(a)	ProAssurance Corporation 2004 Equity Incentive Plan (10)

Exhibit
Number	Description

10.3(b)	First amendment to 2004 Equity Incentive Plan (18)

10.4(a)	Release and Severance Agreement between Victor T. Adamo and ProAssurance (11)

10.4(b)	Amendment to Release and Severance Compensation Agreement of Victor T. Adamo (12)

10.4(c)	Release and Severance Agreement between Howard H. Friedman and ProAssurance (12)

10.4(d)	Release and Severance Agreement between James J. Morello and ProAssurance (12)

10.4(e)	Release and Severance Agreement between Frank B. O’Neil and ProAssurance (13)

10.4(f)	Release and Severance Agreement between Edward L. Rand, Jr. and ProAssurance (14)

10.4(g)	Release and Severance Agreement between Darryl K. Thomas and ProAssurance (16)

10.5	Employment Agreement of A. Derrill Crowe, as amended (12)

10.6	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance: (13)

Victor T. Adamo
Lucian F. Bloodworth
Paul R. Butrus
A. Derrill Crowe
Robert E. Flowers
Howard H. Friedman
Jeffrey P. Lisenby
William J. Listwan
John J. McMahon
James J. Morello
John P. North, Jr.
Frank B. O’Neil
Ann F. Putallaz
Edward L. Rand, Jr.
Darryl K. Thomas
William H. Woodhams
Wilfred W. Yeargan, Jr.

10.7	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (6)

10.8	Executive Non-Qualified Excess Plan and Trust adopted May 17, 2006 (17)

Exhibit
Number	Description

10.9	ProAssurance Director Deferred Compensation Plan adopted on May 18, 2005 (15)

10.10	Consulting Agreement between ProAssurance and William J. Listwan (19)

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC).

(2)	Filed as an Appendix to ProAssurance’s Registration Statement on Form S-4 (File No. 333-124156) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(3)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 4, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(4)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-131874) and incorporated by reference pursuant to SEC Rule 12b-32.

(5)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(6)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(7)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(8)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(9)	Filed as an Exhibit to Professionals Group’s Registration Statement on Form S-4 (File No. 333-3138) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(10)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(11)	Filed as an Exhibit to ProAssurance’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(12)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-3 (File No. 333-100526) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(13)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(14)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring March 31, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(15)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on May 18, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(16)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10K for the year ended December 31, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(17)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on May 17, 2006 (File Number 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(18)	Filed as an Exhibit to ProAssurance’s Form 10Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(19)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.