Form 10-Q
period 2007-03-31
PROASSURANCE CORP
filed 2007-05-09
CIK 1127703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007 or

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of April 27, 2007 there were 33,335,826 shares of the registrant’s common stock outstanding.

Forward-Looking Statements
     Any statements in this Form 10Q that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, “anticipate”, “believe”, “estimate”, “expect”, “hope”, “hopeful”, “intend”, “may”, “optimistic”, “preliminary”, “project”, “should”, “will” and other analogous expressions. There are numerous important factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10Q that are identified as giving our outlook on future business.
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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
-	general economic conditions, either nationally or in our market area, that are worse than anticipated;

-	regulatory and legislative actions or decisions that adversely affect our business plans or operations;

-	inflation and changes in the interest rate environment;

-	performance of financial markets and/or changes in the securities markets that adversely affect the fair value of our investments or operations;

-	changes in laws or government regulations affecting medical professional liability insurance;

-	changes to our ratings assigned by rating agencies;

-	the effects of health care changes, including managed care;

-	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of reinsurance;

-	bad faith litigation which may arise from our involvement in the settlement of claims;

-	post-trial motions which may produce rulings adverse to us and/or appeals we undertake that may be unsuccessful;

-	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

-	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

-	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

-	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board; and

-	changes in our organization, compensation and benefit plans.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31	December 31
	2007	2006
	(Unaudited)
Assets
Investments
Fixed maturities available for sale, at fair value	$3,080,872	$3,136,222
Fixed maturities, trading, at fair value	49,665	49,218
Equity securities, available for sale, at fair value	6,898	7,220
Equity securities, trading, at fair value	8,217	7,638
Short-term investments	326,611	184,280
Business owned life insurance	59,293	58,721
Investment in unconsolidated subsidiaries	10,198	9,331
Other	72,530	39,468

Total investments	3,614,284	3,492,098

Cash and cash equivalents	1,477	29,146
Premiums receivable	123,204	113,023
Receivable from reinsurers on unpaid losses and loss adjustment expenses	373,374	370,763
Prepaid reinsurance premiums	18,766	18,954
Deferred taxes	109,039	112,201
Real estate, net	23,079	23,135
Other assets	194,233	183,533

	$4,457,456	$4,342,853

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,633,624	$2,607,148
Unearned premiums	288,994	253,773
Reinsurance premiums payable	110,355	106,176

Total policy liabilities	3,032,973	2,967,097
Other liabilities	81,221	78,032
Long-term debt	179,288	179,177

Total liabilities	3,293,482	3,224,306
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,456,764 and 33,398,028 shares issued, respectively	335	334
Additional paid-in capital	501,020	495,848
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $866 and $62, respectively	1,605	111
Retained earnings	661,070	622,310

	1,164,030	1,118,603
Less treasury stock, at cost, 121,765 shares	(56)	(56)

Total stockholders’ equity	1,163,974	1,118,547

	$4,457,456	$4,342,853

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2006	$1,118,547	$111	$622,310	$496,126

Cumulative effect of accounting change	2,670	—	2,670	—

Net income	36,090	—	36,090	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	1,494	1,494	—	—

Common stock issued as compensation	2,736	—	—	2,736

Stock-based compensation	2,253	—	—	2,253

Common stock options exercised	184	—	—	184

Balance at March 31, 2007	$1,163,974	$1,605	$661,070	$501,299

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2005	$765,046	$(8,834)	$385,885	$387,995

Net income	137,276	—	137,276	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments:
Continuing operations	(15,652)	(15,652)	—	—
Discontinued operations	373	373	—	—

Common stock issued as compensation	2,477	—	—	2,477

Stock-based compensation:
Continuing operations	1,995	—	—	1,995
Discontinued operations	642	—	—	642

Common stock options exercised	114	—	—	114

Balance at March 31, 2006	$892,271	$(24,113)	$523,161	$393,223

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2007	2006

Revenues:
Gross premiums written	$185,302	$182,187

Net premiums written	$171,459	$172,632

Premiums earned	$150,685	$152,748
Premiums ceded	(13,508)	(10,318)

Net premiums earned	137,177	142,430
Net investment income	42,571	32,881
Equity in earnings of unconsolidated subsidiaries	867	1,481
Net realized investment gains (losses)	(3,162)	144
Other income	1,424	1,255

Total revenues	178,877	178,191

Expenses:
Losses and loss adjustment expenses	129,601	121,598
Reinsurance recoveries	(30,554)	(10,466)

Net losses and loss adjustment expenses	99,047	111,132
Underwriting, acquisition and insurance expenses	26,827	26,453
Interest expense	2,959	2,556

Total expenses	128,833	140,141

Income from continuing operations before income taxes	50,044	38,050

Provision for income taxes:
Current expense (benefit)	11,598	13,474
Deferred expense (benefit)	2,356	(3,259)

	13,954	10,215

Income from continuing operations	36,090	27,835

Income from discontinued operations, net of tax	—	109,441

Net income	$36,090	$137,276

Basic earnings per share:
Income from continuing operations	$1.08	$0.89
Income from discontinued operations	—	3.51

Net income	$1.08	$4.40

Diluted earnings per share:
Income from continuing operations	$1.02	$0.84
Income from discontinued operations	—	3.21

Net income	$1.02	$4.05

Weighted average number of common shares outstanding:
Basic	33,294	31,155

Diluted	36,157	34,050

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2007	2006

Comprehensive income, after tax:
Continuing operations:
Income from continuing operations	$36,090	$27,835
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	1,494	(15,652)

Comprehensive income, continuing operations	$37,584	$12,183

Discontinued operations:
Income from discontinued operations	$—	$109,441
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	—	373

Comprehensive income, discontinued operations	$—	$109,814

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2007	2006

Continuing Operations:

Operating Activities
Income from continuing operations	$36,090	$27,835
Depreciation and amortization	3,923	5,591
Net realized investment (gains) losses and net purchases of trading portfolio securities	2,892	(446)
Stock-based compensation	2,253	1,995
Changes in assets and liabilities:
Premiums receivable	(10,181)	(7,159)
Reserve for losses and loss adjustment expenses	26,477	52,261
Unearned premiums	35,222	29,501
Reinsurance related assets and liabilities	1,756	(745)
Other	(11,410)	6,963

Net cash provided by operating activities	87,022	115,796

Investing Activities
Purchases of:
Fixed maturities available for sale	(370,347)	(768,140)
Equity securities available for sale	(95)	—
Other investments	(1,571)	(364)
Proceeds from sale or maturities of:
Fixed maturities available for sale	400,629	713,564
Equity securities available for sale	315	235
Other investments	53	—
Net (increase) decrease in short-term investments	(142,331)	(431,154)
Proceeds from sale of discontinued operations, net of sales expense paid of $4,080	—	371,037
Other	(1,469)	(51)

Net cash used by investing activities of continuing operations	(114,816)	(114,873)

Financing Activities
Cash received from options exercises	116	119
Excess tax benefit from options exercises	9	602

Net cash provided by financing activities of continuing operations	125	721

Increase (decrease) in cash and cash equivalents	(27,669)	1,644
Cash and cash equivalents at beginning of period	29,146	34,506

Cash and cash equivalents at end of period	$1,477	$36,150

Significant Non-cash Transactions:
Fixed maturities securities received as proceeds from sale of discontinued operations	$—	$24,819

Fixed maturity securities transferred, at fair value, to other investments	$34,732	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance’s December 31, 2006 report on Form 10-K.
Reclassifications/Investment in Unconsolidated Subsidiaries
     In 2007, due to anticipated changes to the significance of the amounts involved, ProAssurance has separately reported its investments in unconsolidated subsidiaries and its equity in the earnings of unconsolidated subsidiaries. Previously, investments in unconsolidated subsidiaries were included as a component of other investments, and earnings of unconsolidated subsidiaries were considered as a component of net investment income. Prior period balances in this report have been reclassified to conform to the 2007 presentation. The reclassification had no effect on income from continuing operations, net income or total assets.
     Investments in unconsolidated subsidiaries consist of ownership interests in non-public investment entities. ProAssurance uses the equity method of accounting for investments in entities in which its ownership interest does not require consolidation but for which ProAssurance’s ownership interest is a greater than minor interest. ProAssurance includes its proportionate share of the income (losses) of its unconsolidated subsidiaries in its results of operations as a separate line item in its Consolidated Statements of Income.
Accounting Changes
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. ProAssurance adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 increased retained earnings and reduced tax liabilities by $2.7 million.
Recent Accounting Developments
     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, Fair Value Measurements (SFAS 157). The standard establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, unless early adopted. ProAssurance will adopt SFAS 157 on its effective date, and does not expect the implementation of SFAS 157 to have a material effect on its results of operation or financial condition.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
1. Basis of Presentation (continued)
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value; unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. ProAssurance will adopt SFAS 159 on its effective date, but has not completed its determination of the effect, if any, of adoption on its results of operation or financial condition.
2. Acquisitions
     ProAssurance acquired 100% of the outstanding shares of Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) on August 1, 2006 as a means of expanding its operations geographically. PIC Wisconsin is an insurance company that focuses on medical professional insurance; its largest premium states are Wisconsin and Iowa.
     The acquisition was a stock-for-stock transaction accounted for as a purchase transaction in accordance with SFAS 141. The aggregate purchase price of $103.7 million was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Goodwill of $42.7 million was recognized equal to the excess of the purchase price over the fair values of the identifiable net assets acquired.
     For additional information regarding the acquisition of PIC Wisconsin see Note 2 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2006 Annual Report on Form 10K.
3. Discontinued Operations
     Effective January 1, 2006 ProAssurance sold its wholly owned subsidiaries, MEEMIC Insurance Company, Inc. and MEEMIC Insurance Services (collectively, the MEEMIC Companies) to Motors Insurance Corporation, a subsidiary of GMAC Insurance Holdings, Inc., for total consideration of $400 million before taxes and transaction expenses.
     The MEEMIC Companies were the only active entities of ProAssurance’s personal lines operations. In accordance with SFAS 144, the assets, liabilities and operating results attributed to the personal lines operations are reported as discontinued operations in the Condensed Consolidated Financial Statements. In 2006, income from discontinued operations consists solely of the gain recognized on the sale of $164.0 million net of related taxes of $54.6 million.
     For additional information regarding the sale of the MEEMIC Companies see Note 3 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2006 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands
Fixed maturities	$3,080,759	$20,468	$(20,355)	$3,080,872
Equity securities	4,536	2,383	(21)	6,898

	$3,085,295	$22,851	$(20,376)	$3,087,770

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands
Fixed maturities	$3,138,648	$22,725	$(25,151)	$3,136,222
Equity securities	4,618	2,602	—	7,220

	$3,143,266	$25,327	$(25,151)	$3,143,442

     In January 2007, ProAssurance transferred high yield asset backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to an investment fund created for the purpose of managing such investments. ProAssurance maintains a direct beneficial interest in securities originally contributed to the fund, and the securities are included in the ProAssurance Balance Sheet at fair value ($31.5 million at March 31, 2007) as a component of other investments. During the three months ended March 31, 2007 ProAssurance recognized other-than-temporary impairments of $4.2 million related to the securities contributed to the fund.
     Cash flows from this initial investment will be re-invested in an undivided interest of the fund. The equity method of accounting will be used to account for this undivided interest, as the investment will be considered an investment in an unconsolidated subsidiary.
     Proceeds from sales of fixed maturities and equity securities during the three months ended March 31, 2007 and 2006 are $326.6 million and $660.7 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $239.0 million and $588.3 million, respectively. Purchases of those securities approximated $128.3 million and $623.7 million during the same respective periods.
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended March 31
	2007	2006
	In thousands
Gross realized gains	$442	$723
Gross realized (losses)	(182)	(67)
Other than temporary impairment (losses)	(4,174)	(571)
Trading portfolio net gains (losses)	752	59

Net realized investment gains (losses)	$(3,162)	$144

5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
     ProAssurance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In accordance with the guidance provided in the

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
5. Income Taxes (continued)
statement, the cumulative effect of adoption, a $2.7 million reduction in tax liabilities, was recorded as an increase to beginning retained earnings.
     ProAssurance recognizes tax-related interest and penalties as a component of tax expense. No interest or penalties were accrued or paid during the three months ended March 31, 2007 nor was there any liability for such amounts at March 31, 2007.
     ProAssurance files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, ProAssurance is no longer subject to examinations by authorities related to its U.S federal or state income tax filings for years before 2003. Currently, no income tax returns are under examination by the Internal Revenue Service or any state or local taxing authority.
6. Deferred Policy Acquisition Costs
     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Income from continuing operations includes amortization of deferred policy acquisition costs, net of ceding commissions earned, of $13.6 million and $13.0 million for the three months ended March 31, 2007 and 2006, respectively.
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
     ProAssurance recognized favorable net loss development of $15.6 million related to previously established reserves during the three months ended March 31, 2007. The favorable development reflects reductions in the Company’s estimates of claim severity, principally for the 2003 through 2005 accident years, as well as the impact of the quarterly reevaluation of the Company’s loss reserves for verdicts in excess of policy limits.
     Favorable net loss development of $4.0 million was recognized during the three months ended March 31, 2006, to reflect slight reductions in estimated claim severity for accident years 2003 and 2004.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
8. Long-term Debt
     Outstanding long-term debt, as of March 31, 2007 and December 31, 2006, consists of the following:

		March 31	December 31
		2007	2006
		In thousands
Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of discounts of $1.9 million at both March 31, 2007 and December 31, 2006.		$105,750	$105,677

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures; the 2032 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.
	3/31/2007
Due	Rate
December 2032	9.35%	15,464	15,464
April 2034	9.21%	13,403	13,403
May 2034	9.21%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, net of discount of $0.3 million, principal of $12.0 million bearing a fixed interest rate of 7.7%, until May 2009.		11,679	11,641

		$179,288	$179,177

Convertible Debentures
     Holders of the Convertible Debentures may convert their debentures during the following quarter if the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of a quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. During the quarter ended March 31, 2007 the criterion allowing conversion was met and holders may convert through June 30, 2007. To date, no holders have requested conversion. If converted, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
Additional Information
     For additional information regarding the terms of outstanding long-term debt of ProAssurance see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2006 Annual Report on Form 10K.
Fair Value
     At March 31, 2007, the fair value of the Convertible Debentures is approximately 128% of their face value of $107.6 million based on available independent market quotes. At March 31, 2007, the fair value of the Surplus Notes approximates 98% of their face value of $12.0 million based on available third party valuation information. The fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.
9. Stockholders’ Equity
     At March 31, 2007 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 2007, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
9. Stockholders’ Equity (continued)
     As discussed in Note 1, ProAssurance adopted FIN 48 on January 1, 2007. In accordance with the guidance provided by the interpretation, ProAssurance has reported the cumulative effect of adoption as an increase to the opening balance of retained earnings of $2.7 million.
     As discussed in Note 13, subsequent to March 31, 2007 the ProAssurance Board authorized a common stock repurchase program.
10. Commitments and Contingencies
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). The judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $21.0 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
     ProAssurance is involved in various other legal actions arising primarily from claims against itself related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. Such legal actions have been considered by ProAssurance in establishing its reserves. The outcome of all legal actions is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available by its insureds; and ProAssurance may become a party to bad faith litigation over the amount of the judgment above an insured’s policy limits. However, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended March 31
	2007	2006
	In thousands, except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$36,090	$27,835
Income from discontinued operations, net of tax	—	109,441

Net income	$36,090	$137,276

Denominator:
Weighted average number of common shares outstanding	33,294	31,155

Basic earnings per share:
Income from continuing operations	$1.08	$0.89
Income from discontinued operations	—	3.51

Net income	$1.08	$4.40

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$36,090	$27,835
Effect of assumed conversion of contingently convertible debt instruments	742	742

Income from continuing operations–diluted computation	36,832	28,577
Income from discontinued operations, net of tax	—	109,441

Net income–diluted computation	$36,832	$138,018

Denominator:
Weighted average number of common shares outstanding	33,294	31,155
Assumed exercise of stock options/issuance of nonvested stock awards	291	323
Assumed conversion of contingently convertible debt instruments	2,572	2,572

Diluted weighted average equivalent shares	36,157	34,050

Diluted earnings per share:
Income from continuing operations	$1.02	$0.84
Income from discontinued operations	—	3.21

Net income	$1.02	$4.05

     In accordance with SFAS 128 “Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options when the option exercise price is below the average stock price during the quarter and the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. Approximately 247,000 and 104,000 of ProAssurance’s outstanding options were not dilutive for the three-month periods ended March 31, 2007 and 2006, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
12. Stock Options and Share-based Payments
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan. Share-based compensation expense of approximately $2.3 million and a related tax benefit of approximately $760,000 were recognized during the quarter ended March 31, 2007.
     During the three months ended March 31, 2007 ProAssurance granted approximately 135,000 options. The weighted average fair value of each option, as of the date of grant, is estimated as $17.80, calculated using the Black-Scholes option pricing model and the following assumptions:

2007
Weighted average assumptions:
Risk-free interest rate	4.4%
Expected volatility	0.24
Dividend yield	0%
Expected average term (in years)	6
     ProAssurance also granted Performance Shares awards to employees in March 2007 under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: key executives and management. The Performance Shares vest at 100% on December 31, 2009 based upon continued service and attainment of one of two Performance Measures. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that will be awarded if vesting criteria are met can vary between approximately 56,000 shares and 94,000 shares, depending upon the degree to which Performance Measures are attained. The fair value of each Performance Share was estimated on the date of grant as $51.48 per share, based on the market value of ProAssurance common stock on that date.
13. Subsequent Event
     The Board of Directors of ProAssurance authorized $150 million to repurchase shares or debt securities on April 2, 2007, effective immediately. The timing and quantity of any purchases are dependent upon market conditions and the changes in ProAssurance’s capital requirements, as well as limitations imposed by applicable securities laws and regulations, and the rules of the New York Stock Exchange. As of April 27, 2007 ProAssurance had repurchased approximately 155,000 common shares at total cost of $8.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto accompanying this report and ProAssurance’s Annual Report on Form 10K for the year ended December 31, 2006, which includes a Glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
Critical Accounting Estimates
     Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported therein. We evaluate these estimates and assumptions on an on-going basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially affected by changes in these estimates and assumptions.
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
     In establishing our reserve for loss and loss adjustment expenses management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. We perform an in-depth review of our reserve for losses on a semi-annual basis. Additionally, each reporting period we update and review the data underlying the estimation of our reserve for losses and make adjustments that we believe the emerging data indicate. Any adjustments necessary are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

Reinsurance
     Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our insurance and reinsurance programs. Our estimate is based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. We also estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based on losses reimbursed under the agreement. Our estimates of the amounts receivable from and payable to reinsurers are regularly reviewed and updated by management as new data becomes available. Given the uncertainty of the ultimate amounts of our losses, these estimates may vary significantly from the eventual outcome. Any adjustments necessary are reflected in then-current operations. Due to the size of our reinsurance balances, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
     We evaluate each of our ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2007 all ceded contracts are accounted for as risk transferring contracts.
     Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers both the payment history of the reinsurer and publicly available financial and rating agency data. Appropriate reserves are established for any balances we do not believe will be ultimately collected.
Investment Valuations
     We evaluate our investments on at least a quarterly basis for declines in fair value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:
-	the extent to which the fair value of the investments is less than its cost basis,

-	the length of time for which the fair value of the investment has been less than its cost basis,

-	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

-	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
     A decline in the fair value of an investment below cost that we judge to be other than temporary is realized as a loss in the current period income statement and reduces the cost basis of the investment. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the investment. Generally, adjustments to the cost basis of fixed maturity securities are accreted to par over the remaining life of the security.
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

Accounting Changes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48) as of its effective date, January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 increased retained earnings and reduced our tax liability by $2.7 million.
Recent Accounting Pronouncements and Guidance
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, Fair Value Measurements (SFAS 157). The standard establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, unless early adopted. We will adopt SFAS 157 on its effective date, and do not expect the implementation of SFAS 157 to have a material effect on our results of operation or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value; unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. We will adopt SFAS 159 on its effective date, but have not completed our determination of the effect of adoption on our results of operation or financial condition.
Recent Significant Events
     Effective January 1, 2006, we sold our personal lines operations and recognized a gain on the sale of $109.4 million after consideration of sales expenses and estimated taxes. Additional information regarding the sale is provided in Note 3, “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements.
     Effective August 1, 2006 we acquired Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) in an all stock merger. The acquisition of PIC Wisconsin allowed ProAssurance to expand its medical professional liability business into the state of Wisconsin and adjacent states and into Nevada. This transaction strategically expanded our geographic footprint and is in keeping with our desire to expand our professional liability operations through selective acquisitions. A more detailed description of the merger transaction is provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements.
     During the first quarter of 2007 we reached a confidential settlement that will end all litigation and appeals stemming from, and related to, a $217 million malpractice verdict against insureds of one of our subsidiaries. Judgment on the verdict was entered in Tampa, Florida in October 2006. The effect of the settlement is reflected in the current quarter.
     On April 2, 2007 our Board authorized $150 million to repurchase shares or debt securities, effective immediately. The timing and quantity of any purchase is dependent upon market conditions and the changes in ProAssurance’s capital requirements, as well as limitations imposed by applicable securities laws and regulations, and the rules of the New York Stock Exchange. As of April 27, 2007 we had repurchased approximately 155,000 common shares at total cost of $8.1 million.
     On April 26, 2007 ProAssurance Corporation announced that Chairman and Chief Executive Officer, A. Derrill Crowe, M.D. will retire as Chief Executive Officer (CEO), effective July 1, 2007. Dr. Crowe will remain as non-executive Chairman of the Board. The Board of Directors has elected W.

Stancil Starnes to succeed Dr. Crowe as CEO. Prior to October 2006, Mr. Starnes, an attorney, served as the Senior and Managing Partner in Starnes & Atchison, and was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims. Mr. Starnes has most recently served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm.
Reclassifications
     Because we anticipate changes in the significance of the amounts involved, we have separately stated our investments in unconsolidated subsidiaries and our equity in the earnings of unconsolidated subsidiaries. Previously, investments in unconsolidated subsidiaries were included as a component of other investments, and earnings of unconsolidated subsidiaries were considered as a component of net investment income. The reclassification had no effect on income from continuing operations, net income or total assets.
Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2006 Form 10K for additional information regarding dividend limitations. At March 31, 2007 we held cash and investments of approximately $269 million outside of our insurance subsidiaries that are available for use without regulatory approval.
Cash flows
     The principal components of our cash flow are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise timing delays exist in the collection of reinsurance recoveries.
     Our operating activities provided positive cash flows during the three months ended March 31, 2007 and 2006 of $87.0 million and $115.8 million, respectively. Excluding PIC Wisconsin, which we estimate contributed positive operating cash flows in 2007 of approximately $3.7 million, operating cash flows were reduced due to a decline in premium and an increase in payments for losses partially offset by growth in cash flows from investment earnings.
Investments
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the cash flows being generated by our operations and the relatively short duration of our investments, we do not foresee any such shortfall.
     We held cash and short-term securities of $328.1 million at March 31, 2007 as compared to $213.4 million at December 31, 2006. The increase in cash and short-term securities is principally attributable to a reduction in our investments in variable rate demand notes. While, from an asset allocation perspective, we view such securities as short-term investments, accounting rules require that we classify such securities as fixed income. During the quarter we reduced our investment in such securities and invested in other securities classified as short-term.
     Our investment in other investments increased from $39.5 million at December 31, 2006 to $72.5 million at March 31, 2007. In January 2007 we contributed high-yield asset backed bonds with a carrying value of approximately $34.7 million from our available-for-sale investment portfolio to a fund that manages such investments. We maintain a direct beneficial interest in securities originally contributed to the fund, which are included in our Balance Sheet as a component of other investments at fair value ($31.5 million at March 31, 2007). During the three months ended March 31, 2007 we recognized other-than-temporary impairments of $4.2 million related to the securities contributed to the fund. Cash flows from our initial investment in the fund will be re-invested in an undivided interest of the fund. The equity method of accounting will be used to account for this undivided interest, as the investment will be considered an investment in an unconsolidated subsidiary.
     As of March 31, 2007 our available-for-sale fixed maturity securities of $3.08 billion comprise 85% of our total investments. The $55 million decrease as compared to our December 31, 2006 holdings principally reflects the transfer of high-yield bonds to an investment fund, as previously discussed, and the re-investment of a portion of the proceeds from sales/maturities of fixed maturities into short-term securities, offset by the investment of excess cash flows for the quarter. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available-for-sale fixed maturities have a dollar weighted average rating of “AA+” at March 31, 2007. The weighted average effective duration of our fixed maturity securities at March 31, 2007 is 4.01 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.68 years.
     Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, at March 31, 2007 our available-for-sale fixed maturity securities had net unrealized gains of approximately $100,000 with unrealized losses totaling $20.4 million and unrealized gains of $20.5 million. At December 31, 2006, on a pre-tax basis, our available-for-sale fixed maturity securities had net unrealized losses of approximately $2.5 million with unrealized losses totaling $25.2 million and unrealized gains totaling $22.7 million. Almost all of the unrealized loss positions in our portfolio are interest-rate related. Due to the short duration of our portfolio and our strong operating cash flows, we believe we have the ability and intent to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other than temporary. In general, bond interest rates are lower at March 31, 2007 than at December 31, 2006 and the increase in the net amount of unrealized gains during 2007 is primarily interest rate related. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     Equity investments represent approximately 0.4% of our total investments and approximately 1.3% of our capital at both March 31, 2007 and December 31, 2006. At March 31, 2007, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios) totaled $15.1 million as compared to $14.9 million at December 31, 2006.
Debt
     Our long-term debt at March 31, 2007 is comprised of the following (in thousands, except %):

			First
	Rate	2007	Redemption Date

Convertible Debentures	3.9%, fixed	$105,750	July 2008
2034 Subordinated Debentures	9.2%, Libor adjusted	46,395	May 2009
2032 Subordinated Debentures	9.4%, Libor adjusted	15,464	December 2007
2034 Surplus Notes	7.7%, fixed until May 2009	11,679	May 2009*

		$179,288

*Subject to approval by the Wisconsin Commissioner of Insurance
     Our Convertible Debentures may be converted at the option of holders when the price of our common stock exceeds a specified price during 20 of the last 30 days of any quarter (see Note 8 to the

Condensed Consolidated Financial Statements). Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was met during the quarter ended March 31, 2007 and holders may convert through June 30, 2007. To date, no holders have requested conversion. If converted, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
     A more detailed description of our debt is provided in Note 8 of the Notes to the Condensed Consolidated Financial Statements.
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
     For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $21.0 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
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
Overview of Results–Three Months Ended March 31, 2007 and 2006
     Earnings from continuing operations for the three months ended March 31, 2007 increased by 30% to $36.1 million or $1.02 per diluted share as compared to $27.8 million or $0.84 per diluted share for the three months ended March 31, 2006. The improvement in earnings is largely attributable to the recognition of favorable loss development of $15.6 million during the first quarter of 2007 whereas the development recognized in the same period of 2006 was $4 million. An $9.7 million increase in net investment income also contributed to the overall increase in earnings.
     Our gross premiums written grew by $3.1 million in the first quarter of 2007; however, increased competition affected our retention rates and the amount of new business written. Net premiums earned decreased from $142.4 million for the first quarter of 2006 to $137.2 million for the same period in 2007, reflecting the overall decline in premiums written which occurred in 2006 and in the first quarter of 2007 as well as higher ceded premiums in 2007. Our current accident year net loss ratio reflects a small increase in 2007 due to variations in the mix of risks insured during the period but remains within our targeted range. Our calendar year net loss ratio, which includes the effect of changes in losses for prior accident years, decreased due to reduced loss estimates for those prior accident years.

Results of Operations–Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
			Increase
	2007	2006	(Decrease)
	$ in thousands
Revenues:

Gross premiums written	$185,302	$182,187	$3,115

Net premiums written	$171,459	$172,632	$(1,173)

Premiums earned	$150,685	$152,748	$(2,063)
Premiums ceded	(13,508)	(10,318)	(3,190)

Net premiums earned	137,177	142,430	(5,253)
Net investment income	42,571	32,881	9,690
Equity in earnings of unconsolidated subsidiaries	867	1,481	(614)
Net realized investment gains (losses)	(3,162)	144	(3,306)
Other income	1,424	1,255	169

Total revenues	178,877	178,191	686

Expenses:
Losses and loss adjustment expenses	129,601	121,598	8,003
Reinsurance recoveries	(30,554)	(10,466)	(20,088)

Net losses and loss adjustment expenses	99,047	111,132	(12,085)
Underwriting, acquisition and insurance expenses	26,827	26,453	374
Interest expense	2,959	2,556	403

Total expenses	128,833	140,141	(11,308)

Income from continuing operations before income taxes	50,044	38,050	11,994

Income taxes	13,954	10,215	3,739

Income from continuing operations	36,090	27,835	8,255

Income from discontinued operations, net of tax	—	109,441	(109,441)

Net income	$36,090	$137,276	$(101,186)

Continuing Operations:
Net loss ratio	72.2%	78.0%	(5.8)
Underwriting expense ratio	19.6%	18.6%	1.0

Combined ratio	91.8%	96.6%	(4.8)

Operating ratio	60.8%	73.5%	(12.7)

Return on equity*	12.6%	13.4%	(0.8)

*Annualized

Premiums

	Three Months Ended March 31
			Increase
	2007	2006	(Decrease)
		$ in thousands
Gross premiums written	$185,302	$182,187	$3,115	1.7%

Premiums earned	$150,685	$152,748	$(2,063)	(1.4%)
Premiums ceded	(13,508)	(10,318)	(3,190)	30.9%

Net premiums earned	$137,177	$142,430	$(5,253)	(3.7%)

Gross Premiums Written
     Gross premiums written have increased in 2007 due to the acquisition of PIC Wisconsin; however, the increasingly competitive market resulted in a reduction within our organic book of business. These results are consistent with our strategy to grow through selective acquisitions and to maintain our underwriting and pricing discipline in periods of market softening.
     For the purposes of this discussion and analysis we have segregated our premiums into three major categories: physician premiums, non-physician premiums and tail premiums.
     Physician premiums are our most significant premium source and represent approximately 89% of gross written premiums for the three months ended March 31, 2007 (88% for the three months ended March 31, 2006). Physician premiums total $164.4 million and $161.1 million for the three months ended March 31, 2007 and 2006, respectively. Approximately $27.2 million of 2007 physician premiums are attributable to the PIC Wisconsin acquisition.
     Offsetting the additional physician premiums from PIC Wisconsin is a decline in physician premiums in our organic book of business of approximately $24.0 million. This decline is attributable to several factors. Competition for physician business continues to be strong, both from long established providers and from more recent market entrants, including off-shore providers, self-insurance arrangements and risk retention groups. The competition in our markets is frequently focused on price and this has both reduced our retention rate and has made it more difficult for us to attract new business.
     We remain committed to an adequate rate structure in a competitive rate environment and will continue our policy of foregoing any business that cannot be written at our profit goals. We base our rates on expected loss costs and, in recent years, we increased our rates to compensate for increased loss costs. As loss costs moderated, the pace of our rate increases slowed. While rates vary from state to state based on loss expectations, in general, we do not expect premiums written in 2007 to reflect significant rate increases. In fact, where warranted by expectations of improved loss costs, we have filed for lower rates (some of which have become effective during the quarter) or held rates constant in a number of our markets. We do not believe that the rate decreases will reduce our underwriting profitability since the rate changes are premised on corresponding decreases in loss costs, and may allow us to improve retention rates or increase the amount of new business that we write. Our overall retention rate (exclusive of PIC Wisconsin) for the number of standard physician risks that we insure is 85% for the three months ended March 31, 2007 as compared to 87% for the three months ended March 31, 2006. Our rate increase for physicians renewing during the three months ended March 31, 2007 (exclusive of PIC Wisconsin), on average, is less than 1%.
     Premiums written for non-physician coverages are $15.4 million for the three months ended March 31, 2007 as compared to $12.1 million for the three months ended March 31, 2006 (8% and 7% of gross written premiums, respectively). Premiums for hospital and facility coverages are the most significant component of non-physician coverages and represent approximately 4% of gross premiums written for the three months ended March 31, 2007 and 3% of gross premiums written for the three months ended March 31, 2006. The acquisition of PIC Wisconsin contributed $3.8 million of non-physician premiums in the first quarter of 2007, including premiums for hospital and facility coverages of $3.1 million.

     We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us. As competition has increased, it has become common for insurers to offer prior acts coverage to new insureds which negates the need for tail coverage for the insureds and has reduced the amount of tail premium that we write. Our preference is to sell less rather than more tail coverage since it represents a long-term liability with increased pricing risk. Tail premium decreased by $3.5 million for the three months ended March 31, 2007 as compared to the same period in 2006.
Premiums Earned
     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Premiums earned for the three months ended March 31, 2007, as compared to the same period in 2006 reflects changes in written premiums that have occurred during 2006 and 2007, on a pro rata basis. Tail policies are 100% earned in the period written because the policies insure only incidents that occurred in prior periods.
     Earned premiums decreased in the first quarter of 2007, as compared to 2006, principally due to a $3.5 million decrease in tail premium written during the quarter, which was somewhat offset by an increase in earned premiums from non-tail policies of approximately $1.4 million. Exclusive of tail premiums, earned premium is relatively flat as compared to 2006 because the increase in earned premiums from the PIC Wisconsin acquisition (which is approximately $19 million) is largely offset by a decline in earned premiums from our organic book of business of approximately $17.7 million. As discussed under premiums written, premiums growth was fairly flat during the first quarter of 2007 and may remain flat or even decrease during the remainder of 2007. Unless there is significant growth in premiums written during the remainder of 2007, earned premiums will continue to reflect little growth or may decline as compared to the same periods in 2006.
     In the twelve months that follow the acquisition of an insurance subsidiary, our premiums earned include premiums earned related to the subsidiary’s unexpired policies on the date of acquisition (unearned premium). Such premiums are earned over the remaining term of the associated policy. In 2007, earned premium includes approximately $6.2 million related to the unexpired policies acquired in the PIC Wisconsin transaction. In 2006, earned premium includes approximately $6.1 million related to the unexpired policies acquired in the NCRIC transaction.
Premiums Ceded
     Premiums ceded represent the portion of earned premiums that we pay our reinsurers for their assumption of a portion of our losses. The premium that we cede to our reinsurers is determined, in part, by the loss experience of the business ceded to them.
     The reinsurance expense ratio (ceded premiums as a percentage of earned premiums) for the first quarter of 2007 is 9.0%. The small increase in the ratio, as compared to the adjusted 2006 ratio (see below), is primarily due to premiums ceded by PIC Wisconsin under its reinsurance agreements.
     In the first quarter of 2006 we commuted all our outstanding reinsurance arrangements with the Converium group of companies for approximately $4.2 million. The transaction resulted in a decrease in ceded premiums for the first quarter of 2006 of approximately $2.7 million. After adjustment for this item, our first quarter 2006 reinsurance expense ratio is approximately 8.5%.
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
     The following table summarizes net losses and net loss ratios for the three months ended March 31, 2007 and 2006 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Three Months Ended March 31			Three Months Ended March 31
	2007	2006	Change	2007	2006	Change
	In millions
Current accident year	$114.6	$115.1	$(0.5)	83.5%	80.8%	2.7
Prior accident years	(15.6)	(4.0)	(11.6)	(11.3%)	(2.8%)	(8.5)

Calendar year	$99.0	$111.1	$(12.1)	72.2%	78.0%	(5.8)

*Net losses as specified divided by net premiums earned.
     Net losses increased by approximately $17.4 million due to the acquisition of PIC Wisconsin; however, this PIC Wisconsin increase was largely offset by a decrease in the net losses attributable to our other insurance subsidiaries. This decrease is principally due to the decline in earned exposures by those subsidiaries and favorable prior year loss development of $15.6 million.
     Our consolidated loss ratio for the current accident year increased in the first quarter of 2007 because of the acquisition of PIC Wisconsin, which generally operates at a higher loss ratio, and because the mix of premiums earned in 2007 was more heavily weighted to states where higher loss ratios are expected. PIC Wisconsin’s current accident year net loss ratio is higher than that of our other subsidiaries primarily because rate increases implemented in 2006 and 2007 have not yet been fully reflected in earned premiums.
     We recognized favorable development of approximately $15.6 million in 2007 related to our previously established (prior accident year) reserves. The favorable development reflects reductions in our estimates of claim severity, principally for the 2003 through 2005 accident years, as well as the impact of the quarterly reevaluation of our loss reserves for verdicts in excess of policy limits.
     During the first quarter of 2006 we recognized favorable development of $4.0 million related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, principally for the 2003 and 2004 accident years.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

	March 31, 2007	March 31, 2006
Paid to incurred ratio	75.9%	56.4%
Paid loss ratio	54.8%	44.0%
     The increase in the paid to incurred ratio and the paid loss ratio in the first quarter of 2007 is the result of normal fluctuations in the payment patterns of losses as well as the natural progression of claims as our growth rate flattens and our book of business matures.

Net Investment Income, Net Realized Investment Gains (Losses), Equity in Earnings of Unconsolidated Subsidiaries

	Three Months Ended March 31
			Increase
	2007	2006	(Decrease)
		$ in thousands
Net investment income	$42,571	$32,881	$9,690	29.5%
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
     The 2007 increase in net investment income is due to several factors, the most significant being higher average invested funds. The PIC Wisconsin merger and positive cash flow generated by our insurance operations significantly increased average invested funds during the first quarter of 2007 as compared to the same period in 2006.
     Rising market interest rates of the past several years have further contributed to the improvement in net investment income. We have been able to invest new and matured funds at higher rates, which has steadily increased the average yield of our portfolio. Our average yields for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31
	2007	2006

Average income yield	4.6%	4.3%
Average tax equivalent income yield	5.3%	5.0%
     Net investment income by investment category is as follows:

	Three Months Ended March 31
	2007	2006
	In thousands
Fixed maturities	$36,318	$27,885
Equities	62	62
Short-term investments	3,863	3,957
Other invested assets	2,883	1,276
Business owned life insurance	572	573

	43,698	33,753
Investment expenses	(1,127)	(872)

Net investment income	$42,571	$32,881

     The increase in investment income from fixed maturities and the increase in investment expenses are both principally due to the increase in invested funds, including those acquired as a result of the PIC Wisconsin transaction.

     The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended March 31
	2007	2006
	In thousands
Net gains (losses) from sales	$260	$656
Other-than-temporary impairment losses	(4,174)	(571)
Trading portfolio gains (losses)	752	59

Net realized investment gains (losses)	$(3,162)	$144

     The 2007 other-than-temporary impairment losses above were recognized to reflect a significant loss in the fair value of our investment in high yield asset backed bonds, particularly those with sub-prime loan exposures, as further discussed in Liquidity and Capital Resources.

	Three Months Ended March 31
			Increase
	2007	2006	(Decrease)
	$ in thousands
Equity in earnings of unconsolidated subsidiaries	$867	$1,481	($614)	(41.5%)
     Equity in earnings of unconsolidated subsidiaries is derived from our ownership interest in the earnings of investment entities that are accounted for on an equity basis.
Underwriting, Acquisition and Insurance Expenses
     Underwriting, acquisition and insurance expenses reflect a small increase for the three months ended March 31, 2007 as compared to the same period in 2006. The underwriting expense ratio also increased in 2007 as a result of the decline in net earned premiums in 2007 and higher commission and premium tax charges.

	Three Months Ended March 31
					Underwriting Expense Ratio
			Increase				Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
	$ in thousands
Underwriting, acquisition and insurance expenses	$26,827	$26,453	$374	1.4%	19.6%	18.6%	1.0
     In both 2007 and 2006 the first quarter period includes expense of approximately $2.3 million and $2.0 million, respectively, that relate to the expensing of stock based compensation. Approximately $1.0 million of this expense in both periods relates to awards made during the period to retirement eligible employees. Under SFAS 123R awards issued to retirement eligible employees are expensed when awarded rather than over the vesting period of the award.
     Guaranty fund assessments (net recoveries) totaled approximately ($45,000) and $65,000 for the three months ended March 31, 2007 and 2006, respectively. In 2007, we began to recoup, via premium surcharges to our Florida insureds, the $2.3 million of assessments previously paid to the Florida Insurance Guaranty Association. The recouped amounts recognized to-date are approximately $57,000.

Interest Expense
     The increase in interest expense for the three months ended March 31, 2007 as compared to the same period in 2006 is primarily due to the debt of $11.6 million that we assumed in our acquisition of PIC Wisconsin in August 2006.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended March 31
	2007	2006

Statutory rate	35%	35%
Tax-exempt income	(7%)	(9%)
Other	—	1%

Effective tax rate	28%	27%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.
     As of March 31, 2007, the fair value of our investment in fixed maturity securities was $3.1 billion. These securities are subject primarily to interest rate risk and credit risk. To date, we have not entered into transactions that require treatment as derivatives pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted.
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
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of March 31, 2007.

	March 31, 2007			December 31, 2006
	Portfolio	Change in	Effective	Portfolio	Effective
	Value	Value	Duration	Value	Duration
Interest Rates	Millions	Millions	Years	Millions	Years

200 basis point rise	$2,867	$(264)	4.45	$2,911	4.31
100 basis point rise	$2,999	$(132)	4.36	$3,057	4.20
Current rate *	$3,131	$—	4.01	$3,185	3.89
100 basis point decline	$3,252	$121	3.61	$3,306	3.55
200 basis point decline	$3,368	$237	3.46	$3,422	3.51

*Current rates are as of March 31, 2007 and December 31, 2006.
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
     ProAssurance’s cash and short-term investment portfolio at March 31, 2007 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of March 31, 2007, 99.7% of our fixed income portfolio consisted of securities rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, in the current environment even investment grade securities can rapidly deteriorate and result in significant losses.
Equity Price Risk
     At March 31, 2007 the fair value of our investment in common stocks was $15.1 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $16.5 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $13.7 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
     Our management excluded PIC Wisconsin’s systems and processes from the scope of ProAssurance’s assessment of internal control over financial reporting as of December 31, 2006 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We excluded PIC Wisconsin from that scope because we expected substantially all of its significant systems and processes to be converted to those of ProAssurance during 2007.

Part II – Other Information
ITEM1. LEGAL PROCEEDINGS
     See Note 10 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     See “Risk Factors” in Part 1, Item 1A of the 2006 Form 10K.
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

May 9, 2007

/s/ Edward L. Rand, Jr.

Edward L. Rand, Jr., Chief Financial Officer
(Duly authorized officer and principal financial officer)