Form 10-Q
period 2007-06-30
PROASSURANCE CORP
filed 2007-08-09
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 0-16533
ProAssurance Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1261433

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Brookwood Place, Birmingham, AL	35209

(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2007 there were 33,066,986 shares of the registrant’s common stock outstanding.

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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	general economic conditions, either nationally or in our market area, that are worse than anticipated;

•	regulatory and legislative actions or decisions that adversely affect our business plans or operations;

•	inflation and changes in the interest rate environment;

•	performance of financial markets and/or changes in the securities markets that adversely affect the fair value of our investments or operations;

•	changes in laws or government regulations affecting medical professional liability insurance;

•	changes to our ratings assigned by rating agencies;

•	the effects of health care changes, including managed care;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves, reinsurance and/or insurance, and changes in the availability, cost, quality, or collectibility of reinsurance and/or insurance;

•	bad faith litigation which may arise from our involvement in the settlement of claims;

•	post-trial motions which may produce rulings adverse to us and/or appeals we undertake that may be unsuccessful;

•	significantly increased competition among insurance providers and related pricing weaknesses in some markets;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

•	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board;

•	changes in our organization, compensation and benefit plans; and

•	ability to recruit and retain senior management
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30	December 31
	2007	2006

	(Unaudited)
Assets
Investments
Fixed maturities available for sale, at fair value	$3,058,569	$3,136,222
Fixed maturities, trading, at fair value	51,975	49,218
Equity securities, available for sale, at fair value	7,325	7,220
Equity securities, trading, at fair value	8,869	7,638
Short-term investments	289,528	184,280
Business owned life insurance	59,876	58,721
Investment in unconsolidated subsidiaries	18,154	9,331
Other	65,135	39,468

Total investments	3,559,431	3,492,098

Cash and cash equivalents	9,743	29,146
Premiums receivable	106,320	113,023
Receivable from reinsurers on unpaid losses and loss adjustment expenses	352,199	370,763
Prepaid reinsurance premiums	17,395	18,954
Deferred taxes	120,598	112,201
Real estate, net	22,893	23,135
Other assets	205,329	183,533

	$4,393,908	$4,342,853

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,602,737	$2,607,148
Unearned premiums	246,183	253,773
Reinsurance premiums payable	124,221	106,176

Total policy liabilities	2,973,141	2,967,097
Other liabilities	87,114	78,032
Long-term debt	179,399	179,177

Total liabilities	3,239,654	3,224,306
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,555,394 and 33,398,028 shares issued, respectively	336	334
Additional paid-in capital	503,477	495,848
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($15,173) and $62, respectively	(28,182)	111
Retained earnings	698,691	622,310

	1,174,322	1,118,603
Treasury stock, at cost, 489,535 shares and 121,765 shares, respectively	(20,068)	(56)

Total stockholders’ equity	1,154,254	1,118,547

	$4,393,908	$4,342,853

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2006	$1,118,547	$111	$622,310	$496,126

Cumulative effect of accounting change	2,670	—	2,670	—

Net income	73,711	—	73,711	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(28,293)	(28,293)	—	—

Purchase of treasury stock	(20,012)	—	—	(20,012)

Common stock issued as compensation	3,137	—	—	3,137

Stock-based compensation	3,742	—	—	3,742

Common stock options exercised	752	—	—	752

Balance at June 30, 2007	$1,154,254	$(28,182)	$698,691	$483,745

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2005	$765,046	$(8,834)	$385,885	$387,995

Net income	167,267	—	167,267	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments:
Continuing operations	(29,032)	(29,032)	—	—
Discontinued operations	373	373	—	—

Common stock issued as compensation	2,479	—	—	2,479

Stock-based compensation:
Continuing operations	2,950	—	—	2,950
Discontinued operations	642	—	—	642

Common stock options exercised	278	—	—	278

Balance at June 30, 2006	$910,003	$(37,493)	$553,152	$394,344

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Revenues:
Gross premiums written	$105,747	$106,805	$291,049	$288,991

Net premiums written	$90,867	$96,381	$262,326	$268,962

Premiums earned	$148,622	$150,141	$299,306	$302,889
Premiums ceded	(15,959)	(12,721)	(29,466)	(23,039)

Net premiums earned	132,663	137,420	269,840	279,850
Net investment income	44,548	35,432	87,119	68,313
Equity in earnings of unconsolidated subsidiaries	964	205	1,831	1,686
Net realized investment gains (losses)	277	(754)	(2,885)	(610)
Other income	1,682	1,489	3,107	2,744

Total revenues	180,134	173,792	359,012	351,983

Expenses:
Losses and loss adjustment expenses	110,050	113,209	239,651	234,807
Reinsurance recoveries	(11,257)	(10,099)	(41,811)	(20,565)

Net losses and loss adjustment expenses	98,793	103,110	197,840	214,242
Underwriting, acquisition and insurance expenses	25,648	25,914	52,475	52,367
Interest expense	2,984	2,632	5,944	5,188

Total expenses	127,425	131,656	256,259	271,797

Income from continuing operations before income taxes	52,709	42,136	102,753	80,186

Provision for income taxes:
Current expense (benefit)	10,607	11,625	22,204	25,099
Deferred expense (benefit)	4,481	520	6,838	(2,739)

	15,088	12,145	29,042	22,360

Income from continuing operations	37,621	29,991	73,711	57,826

Income from discontinued operations, net of tax	—	—	—	109,441

Net income	$37,621	$29,991	$73,711	$167,267

Basic earnings per share:
Income from continuing operations	$1.13	$0.96	$2.22	$1.86
Income from discontinued operations	—	—	—	3.51

Net income	$1.13	$0.96	$2.22	$5.37

Diluted earnings per share:
Income from continuing operations	$1.06	$0.90	$2.08	$1.74
Income from discontinued operations	—	—	—	3.21

Net income	$1.06	$0.90	$2.08	$4.95

Weighted average number of common shares outstanding:
Basic	33,178	31,195	33,236	31,175

Diluted	36,093	34,065	36,125	34,060

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Comprehensive income, after tax:
Continuing operations:
Income from continuing operations	$37,621	$29,991	$73,711	$57,826
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(29,787)	(13,380)	(28,293)	(29,032)

Comprehensive income, continuing operations	$7,834	$16,611	$45,418	$28,794

Discontinued operations:
Income from discontinued operations	$—	$—	$—	$109,441
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	—	—	—	373

Comprehensive income, discontinued operations	$—	$—	$—	$109,814

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2007	2006

Operating Activities
Net income	$73,711	$167,267
Income from discontinued operations, net of tax	—	(109,441)
Depreciation and amortization	7,789	10,840
Net realized investment (gains) losses	2,885	610
Net purchases of trading portfolio securities	(4,180)	(50,294)
Stock-based compensation	3,742	2,950
Taxes paid related to gain on sale of discontinued operations	—	(54,565)
Changes in assets and liabilities:
Premiums receivable	6,703	11,292
Reserve for losses and loss adjustment expenses	(4,411)	89,528
Unearned premiums	(7,590)	(13,664)
Reinsurance related assets and liabilities	38,168	(1,332)
Other	(22,093)	(11,009)

Net cash provided by operating activities	94,724	42,182

Investing Activities
Purchases of:
Fixed maturities available for sale	(663,487)	(1,410,939)
Equity securities available for sale	(218)	—
Other investments	(2,051)	(364)
Proceeds from sale or maturities of:
Fixed maturities available for sale	672,888	1,094,597
Equity securities available for sale	518	235
Other investments	7,045	49
Net (increase) decrease in short-term investments	(105,248)	(104,492)
Proceeds from sale of discontinued operations, net of sales expense paid of $4,080	—	371,037
Other	(8,564)	(953)

Net cash used by investing activities	(99,117)	(50,830)

Financing Activities
Cash received from options exercised	117	119
Purchases of treasury stock	(16,770)	—
Excess tax benefit from options exercised	1,643	634

Net cash provided by financing activities	(15,010)	753

Increase (decrease) in cash and cash equivalents	(19,403)	(7,895)
Cash and cash equivalents at beginning of period	29,146	34,506

Cash and cash equivalents at end of period	$9,743	$26,611

Significant Non-cash Transactions:
Fixed maturities securities received as proceeds from sale of discontinued operations	$—	$24,819

Fixed maturity securities transferred, at fair value, from available-for-sale to other investments	$34,732	$—

See accompanying notes

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance’s December 31, 2006 report on Form 10-K.
Reclassifications/Investment in Unconsolidated Subsidiaries
     In 2007, due to the increased significance of the amounts involved, ProAssurance has separately reported its investments in unconsolidated subsidiaries and its equity in the earnings of unconsolidated subsidiaries. Previously, investments in unconsolidated subsidiaries were included as a component of other investments and earnings of unconsolidated subsidiaries were considered as a component of net investment income. Prior period balances in this report have been reclassified to conform to the 2007 presentation. The reclassification had no effect on income from continuing operations, net income or total assets.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
1. Basis of Presentation (continued)
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value; unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. ProAssurance will adopt SFAS 159 on its effective date, but has not completed its determination of the effect, if any, of adoption on its results of operations or financial condition.
2. Acquisitions
     ProAssurance acquired 100% of the outstanding shares of Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) on August 1, 2006 as a means of expanding its operations geographically. PIC Wisconsin is an insurance company that focuses on medical professional insurance; its largest premium states are Wisconsin and Iowa.
     The acquisition was a stock-for-stock exchange accounted for as a purchase transaction in accordance with SFAS 141. The aggregate purchase price of $103.7 million was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Goodwill of $42.7 million was recognized equal to the excess of the purchase price over the fair values of the identifiable net assets acquired.
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
     The MEEMIC Companies were the only active entities of ProAssurance’s personal lines operations. In accordance with SFAS 144, results attributed to the personal lines operations are reported as discontinued operations in the Condensed Consolidated Financial Statements. In 2006, income from discontinued operations consists solely of the gain recognized on the sale of $164.0 million net of related taxes of $54.6 million.
     For additional information regarding the sale of the MEEMIC Companies see Note 3 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2006 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands

Fixed maturities	$3,102,816	$5,969	$(50,216)	$3,058,569
Equity securities	4,551	2,781	(7)	7,325

	$3,107,367	$8,750	$(50,223)	$3,065,894

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands

Fixed maturities	$3,138,648	$22,725	$(25,151)	$3,136,222
Equity securities	4,618	2,602	—	7,220

	$3,143,266	$25,327	$(25,151)	$3,143,442

     Proceeds from sales of fixed maturities and equity securities during the six months ended June 30, 2007 and 2006 are $495.4 million and $957.7 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $326.3 million and $874.9 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $242.0 million and $1,022.2 million during the same respective periods.
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	In thousands
Gross realized gains	$1,292	$30	$1,734	$753
Gross realized (losses)	(78)	(100)	(260)	(167)
Other than temporary impairment (losses)	—	(88)	(4,174)	(659)
Trading portfolio net gains (losses)	(937)	(596)	(185)	(537)

Net realized investment gains (losses)	$277	$(754)	$(2,885)	$(610)

     In January 2007, ProAssurance transferred high yield asset backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to an investment fund created for the purpose of managing such investments. ProAssurance maintains a direct beneficial interest in securities originally contributed to the fund, and the securities are included in the ProAssurance Balance Sheet as a component of other investments, at fair value ($23.7 million at June 30, 2007, including net unrealized losses of $1.9 million). During the six months ended June 30, 2007 ProAssurance recognized other-than-temporary impairments of $4.2 million related to the securities contributed to the fund.
     Cash flows from the initial investment, approximately $7.0 million to-date, are being re-invested in an undivided interest of the fund. The equity method of accounting is used to account for this undivided interest, as the investment is considered an investment in an unconsolidated subsidiary. At June 30, 2007 the carrying value of this undivided interest is $7.0 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
     ProAssurance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In accordance with the guidance provided in the statement, the cumulative effect of adoption, a $2.7 million reduction in tax liabilities, was recorded as an increase to beginning retained earnings.
     ProAssurance recognizes tax-related interest and penalties as a component of tax expense. No interest or penalties were accrued or paid during the six months ended June 30, 2007 nor was there any liability for such amounts at June 30, 2007.
     ProAssurance files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, ProAssurance is no longer subject to examinations by authorities related to its U.S federal or state income tax filings for years before 2003. Currently, no income tax returns are under examination by the Internal Revenue Service or any state or local taxing authority.
6. Deferred Policy Acquisition Costs
     Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Income from continuing operations includes amortization of deferred policy acquisition costs, net of ceding commissions earned, of $13.2 million and $26.8 million for the three months and six months ended June 30, 2007, respectively. Amortization of deferred policy acquisition costs, net of ceding commissions earned was $13.9 million and $27.0 million for the three months and six months ended June 30, 2006, respectively.
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
     ProAssurance recognized favorable net loss development related to previously established reserves of $20.0 million for the three months ended June 30, 2007. The favorable development reflects reductions in the Company’s estimates of claim severity, principally for the 2003 through 2005 accident years, offset by an increase to the reserves for losses in excess of policy limits. ProAssurance recognized $35.6 million of favorable development for the six months ended June 30, 2007.
     ProAssurance recognized favorable net loss development of $8.0 million for the three months and $12.0 million for the six months ended June 30, 2006 to reflect slight reductions in estimated claim severity principally for accident years 2003 and 2004.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
8. Long-term Debt
     Outstanding long-term debt, as of June 30, 2007 and December 31, 2006, consists of the following:

		June 30	December 31
		2007	2006

		In thousands

Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discounts of $1.8 million at June 30, 2007 and $1.9 million at December 31, 2006.		$105,824	$105,677

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures; the 2032 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

	6/30/2007
Due	Rate
December 2032	9.36%	15,464	15,464
April 2034	9.21%	13,403	13,403
May 2034	9.21%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, net of unamortized discount of $0.3 million, principal of $12.0 million bearing a fixed interest rate of 7.7%, until May 2009.		11,716	11,641

		$179,399	$179,177

Convertibility
     Holders of the Convertible Debentures may convert their debentures during the following quarter if the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of a quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. During the quarter ended June 30, 2007 the criterion allowing conversion was met and holders may convert through September 30, 2007. To-date, no holders have requested conversion. If converted, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
Fair Value
     At June 30, 2007, the fair value of the Convertible Debentures is approximately 138% of their face value of $107.6 million, based on recent trading activity. At June 30, 2007, the fair value of the Surplus Notes approximates 98% of their face value of $12.0 million based on available third party valuation information. The fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2006 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
9. Stockholders’ Equity
     At June 30, 2007 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At June 30, 2007, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.
     As discussed in Note 1, ProAssurance adopted FIN 48 on January 1, 2007. In accordance with the guidance provided by FIN 48, ProAssurance has reported the cumulative effect of adoption as an increase to the opening balance of retained earnings of $2.7 million.
     In April 2007, the Board of Directors authorized $150 million to repurchase shares or debt securities. The timing and quantity of any purchases are dependent upon market conditions and any changes in ProAssurance’s capital requirements, as well as limitations imposed by applicable securities laws and regulations, and the rules of the New York Stock Exchange. As of June 30, 2007 ProAssurance had repurchased approximately 368,000 common shares at a total cost of approximately $20.0 million (including purchases of $3.2 million settled after June 30, 2007). Treasury shares are reported at cost, and are reflected on the balance sheet as an unallocated reduction of total equity.
10. Commitments and Contingencies
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). The judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $21.3 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

		In thousands, except per share data
Basic earnings per share calculation:

Numerator:
Income from continuing operations, net of tax	$37,621	$29,991	$73,711	$57,826
Income from discontinued operations, net of tax	—	—	—	109,441

Net income	$37,621	$29,991	$73,711	$167,267

Denominator:
Weighted average number of common shares outstanding	33,178	31,195	33,236	31,175

Basic earnings per share:
Income from continuing operations	$1.13	$0.96	$2.22	$1.86
Income from discontinued operations	—	—	—	3.51

Net income	$1.13	$0.96	$2.22	$5.37

Diluted earnings per share calculation:

Numerator:
Income from continuing operations, net of tax	$37,621	$29,991	$73,711	$57,826
Effect of assumed conversion of contingently convertible debt instruments	742	742	1,484	1,484

Income from continuing operations—diluted computation	38,363	30,733	75,195	59,310
Income from discontinued operations, net of tax	—	—	—	109,441

Net income—diluted computation	$38,363	$30,733	$75,195	$168,751

Denominator:
Weighted average number of common shares outstanding	33,178	31,195	33,236	31,175
Assumed exercise of stock options/issuance of nonvested stock awards	343	298	317	313
Assumed conversion of contingently convertible debt instruments	2,572	2,572	2,572	2,572

Diluted weighted average equivalent shares	36,093	34,065	36,125	34,060

Diluted earnings per share:
Income from continuing operations	$1.06	$0.90	$2.08	$1.74
Income from discontinued operations	—	—	—	3.21

Net income	$1.06	$0.90	$2.08	$4.95

     In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options when the option exercise price is below the average stock price during the quarter and the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. The average number of ProAssurance’s outstanding options not considered to be dilutive during the six-months ended June 30, 2007 and 2006 is approximately 200,000 and 256,000, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
12. Stock Options and Share-based Payments
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan. Share-based compensation expense of approximately $1.5 million and $3.7 million with a related tax benefit of approximately $493,000 and $1.3 million were recognized during the three and six months ended June 30, 2007, respectively. Share-based compensation expense of approximately $956,000 and $3.0 million with a related tax benefit of approximately $288,000 and $940,000 were recognized during the three and six months ended June 30, 2006, respectively.
     During the six months ended June 30, 2007 ProAssurance granted approximately 167,000 options. The estimated fair value of the options averaged $16.22 per option. Fair values were estimated as of the date of grant, using the Black-Scholes option pricing model and the following assumptions:

2007

Weighted average assumptions:
Risk-free interest rate	4.5%
Expected volatility	0.24
Dividend yield	0%
Expected average term (in years)	5
     ProAssurance also granted Performance Shares awards to employees in March 2007 under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: PRA executive officers and other managers. The Performance Shares vest at 100% on December 31, 2009 based upon continued service and attainment of one of two Performance Measures. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that will be awarded if vesting criteria are met can vary between approximately 56,000 shares and 94,000 shares, depending upon the degree to which Performance Measures are attained. The fair value of each Performance Share was estimated on the date of grant as $51.48 per share, based on the market value of ProAssurance common stock on that date.
13. Subsequent Event
     Subsequent to June 30, 2007 but prior to the issuance of these financial statements, ProAssurance repurchased approximately 193,000 common shares at a total cost of $10.7 million under its stock repurchase plan that are not reflected in these financial statements.

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

Reinsurance
     We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, and to stabilize underwriting results in years in which higher losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.
     We evaluate each of our ceded reinsurance contracts at its inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2007 all ceded contracts are accounted for as risk transferring contracts.
     Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our insurance and reinsurance programs. Our estimate is based upon our estimates of the ultimate losses that we expect to incur and the portion of those losses that we expect to be allocable to reinsurers based upon the terms of our reinsurance agreements. As losses are paid, the related amount expected to be collected from reinsurers is recorded as a receivable in other assets as it no longer relates to our recorded reserves.
     We estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based on losses reimbursed or to be reimbursed under the agreement. Our estimates of the amounts due from and to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers the payment history of the reinsurer, publicly available financial and rating agency data, our interpretation of the underlying contracts and policies, and responses by reinsurers. Appropriate reserves are established for balances we believe may not be ultimately collected.
     Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Any adjustments necessary are reflected in then-current operations. Due to the size of our reinsurance balances, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
Investment Valuations
     We evaluate our investments on at least a quarterly basis for declines in fair value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:
•	the extent to which the fair value of the investments is less than its cost basis,

•	the length of time for which the fair value of the investment has been less than its cost basis,

•	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
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
Recent Accounting Pronouncements and Guidance
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 157, Fair Value Measurements (SFAS 157). The standard establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, unless early adopted. We will adopt SFAS 157 on its effective date, and do not expect the implementation of SFAS 157 to have a material effect on our results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value; unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. We will adopt SFAS 159 on its effective date, but have not completed our determination of the effect of adoption on our results of operations or financial condition.
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
     During the first quarter of 2007 we reached a confidential settlement that ended all litigation and appeals stemming from, and related to, a $217 million judgment on a malpractice verdict against insureds of one of our subsidiaries entered in Tampa, Florida in October 2006. The effect of the settlement has been reflected in our financial statements.
     On April 2, 2007 our Board authorized $150 million to repurchase our shares or debt securities. The timing and quantity of any repurchase is dependent upon market conditions and any changes in ProAssurance’s capital requirements, as well as limitations imposed by applicable securities laws and regulations, and the rules of the New York Stock Exchange. As of June 30, 2007 we have repurchased approximately 368,000 common shares at a total cost of approximately $20.0 million. Subsequent to June 30, 2007 we repurchased approximately 193,000 common shares at a total cost of $10.7 million that are not reflected in our June 30, 2007 financial statements.
     Chairman and Chief Executive Officer, A. Derrill Crowe, M.D. retired as Chief Executive Officer (CEO), effective July 1, 2007. Dr. Crowe remains as non-executive Chairman of the Board. The Board of Directors elected W. Stancil Starnes to succeed Dr. Crowe as CEO. Mr. Starnes formerly served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, and was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims.
Reclassifications
     Due to the increasing significance of the amounts involved, we have separately stated our investments in unconsolidated subsidiaries and our equity in the earnings of unconsolidated subsidiaries. Previously, investments in unconsolidated subsidiaries were included as a component of other investments, and earnings of unconsolidated subsidiaries were considered as a component of net investment income. The reclassification had no effect on income from continuing operations, net income or total assets.
Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2006 Form 10K for additional information regarding dividend limitations. At June 30, 2007 we held cash and investments of approximately $257 million outside of our insurance subsidiaries that are available for use without regulatory approval.
Cash flows
     The principal components of our cash flow are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise timing delays exist between the payment of claims and the collection of reinsurance recoveries.
     Our operating activities provided positive cash flows of approximately $ 7.7 million during the three months and $94.7 million during the six months ended June 30, 2007. As compared to 2006, we experienced little growth in premiums written and consequently our premium receipts remained relatively flat.
     Net payments for loss and loss adjustment expenses have increased in 2007 as compared to 2006. The increase in loss payments is influenced by the anticipated maturing of the loss reserves established during the last several years of growth. Also, we had a greater number of large indemnity payments made during the second quarter. The timing of indemnity payments can fluctuate significantly from period to period depending upon many factors, including the speed at which cases work through the trial and appellate process. The increase in paid losses is the primary reason our paid to incurred and paid loss ratios are higher in 2007 than in 2006. The paid to incurred ratio is further impacted by a decline in incurred losses; the paid loss ratio is further impacted by the decline in net premiums earned. These ratios are two metrics commonly used to gauge the operations of insurance companies. The ratios for a short period of time cannot be viewed in isolation for a long-tailed business. The payments to-date in 2007 are within our historical payment patterns.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Paid to incurred ratio	109.8%	64.2%	92.8%	60.2%
Paid loss ratio	81.8%	48.2%	68.1%	46.1%

     In 2006, cash provided by operating activities of $42 million is composed of net positive cash flows from routine insurance operations of $147 million, offset by tax payments related to the sale of our personal lines operations of approximately $55 million and purchases of trading securities of approximately $50 million.
Investments
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to the payment of claims and expenses. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     We held cash and short-term securities of $299.3 million at June 30, 2007 as compared to $213.4 million at December 31, 2006. Since December 31, 2006 we have reduced our investment in variable rate demand notes, which are classified as fixed maturity securities, by approximately $84.3 million and increased our investment in securities which are classified as short-term securities. From a treasury management perspective, we do not view this action as significant since both types of securities are highly liquid.
     Other investments increased from $39.5 million at December 31, 2006 to $65.1 million at June 30, 2007. In January 2007 we contributed high-yield asset-backed bonds from our available-for-sale investment portfolio to a fund created for the purpose of managing such investments. We maintain a direct beneficial interest in securities originally contributed to the fund, which are included in our Balance Sheet as a component of other investments at fair value ($23.7 million at June 30, 2007 including net unrealized losses of $1.9 million). Cash flows from our initial investment in the fund, which approximate $7.0 million to-date at June 30, 2007, are being re-invested in an undivided interest of the fund. The undivided interest is considered as an investment in an unconsolidated subsidiary and is accounted for using the equity method.
     As of June 30, 2007 our available-for-sale fixed maturity securities of $3.11 billion comprise 86% of our total investments. The $77.7 million net decrease as compared to our December 31, 2006 holdings reflects a decline in fair value attributable to higher interest rates (as discussed below), the transfer of the previously discussed high-yield bonds and the reinvestment of a portion of the proceeds from sales/maturities into short-term securities. These decreases were partially offset by the investment of excess operating cash flows for the year.
     Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available-for-sale fixed maturities have a dollar weighted average rating of “AA+” at June 30, 2007. The weighted average effective duration of our fixed maturity securities at June 30, 2007 is 4.24 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.92 years.
     Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, at June 30, 2007 our available-for-sale fixed maturity securities had net unrealized losses of approximately $44.2 million with gross unrealized losses totaling $50.2 million and gross unrealized gains of $6.0 million. At December 31, 2006, on a pre-tax basis, our available-for-sale fixed maturity securities had net unrealized losses of approximately $2.5 million with unrealized losses totaling $25.2 million and unrealized gains totaling $22.7 million. Almost all of the unrealized loss positions in our portfolio are interest-rate related. Due to the short duration of our overall portfolio and our positive operating cash flows, we believe we have the ability and intent to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other than temporary. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Equity investments represent less than 1% of our total investments and less than 1.5% of our capital at both June 30, 2007 and December 31, 2006. At June 30, 2007, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios) totaled $16.2 million as compared to $14.9 million at December 31, 2006.
Debt
     Our long-term debt at June 30, 2007 is comprised of the following (in thousands, except %):

			First
	Rate	2007	Redemption Date

Convertible Debentures	3.9%, fixed	$105,824	July 2008
2034 Subordinated Debentures	9.2%, Libor adjusted	46,395	May 2009
2032 Subordinated Debentures	9.4%, Libor adjusted	15,464	December 2007
2034 Surplus Notes	7.7%, fixed until May 2009	11,716	May 2009*

		$179,399

*	Subject to approval by the Wisconsin Commissioner of Insurance
     Our Convertible Debentures may be converted at the option of holders when the price of our common stock exceeds a specified price during 20 of the last 30 days of any quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was met during the quarter ended June 30, 2007 and holders may convert through September 30, 2007. To-date, no holders have requested conversion. If converted, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
     A more detailed description of our debt is provided in Note 8 of the Notes to the Condensed Consolidated Financial Statements.
Reinsurance
     At June 30, 2007 our reinsurance recoverable on unpaid losses is $352.2 million. Our receivable from reinsurers on paid losses, which is classified as a part of other assets, is $44.3 million.
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
     We have not experienced significant difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Periodically, reinsurers may dispute our claim for reimbursement from them. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be significant to the results of operations in the period in which it is recorded, however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
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
     For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $21.3 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
     There are risks, as outlined in our Risk Factors, that individual actions could be settled for more than our estimates. In particular, we or our insureds may receive adverse verdicts, post-trial motions may be denied, in whole or in part, any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds; and we may become a party to bad faith litigation over the settlement of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on ProAssurance’s results of operations in the period in which any such action is resolved.
Overview of Results—Three and Six Months Ended June 30, 2007 and 2006
     Income from continuing operations increased to $37.6 million and $73.7 million for the three- and six-month periods ended June 30, 2007, respectively, as compared to $30.0 million and $57.8 million for the same respective periods in 2006; an increase of 25% for the three-month period and 27% for the six-month period. Income from continuing operations per diluted share also increased as compared to 2006—to $1.06 from $0.90 for the comparative three-month periods and to $2.08 from $1.74 for the comparative six-month periods.
     The improvement in results is primarily due to additional investment earnings and to favorable development of prior accident year losses. Revenues related to our investments, including net realized investment gains, increased in 2007 by $10.9 million for the quarter and by $16.7 million for the year-to-date period. We recognized favorable development in 2007 of $20.0 million during the second quarter and $35.6 million during the year-to-date period as compared to $8.0 million and $12.0 million during the quarter and year-to-date periods, respectively, in 2006.
     These improvements were partially offset by lower gross earned premiums, higher ceded premiums and higher current accident year losses as compared to the same periods in 2006. Gross earned premiums decreased by approximately $1.5 million for the comparative three-month periods and by approximately $3.6 million for the comparative six-month periods, reflecting declines in written premiums experienced over the last twelve months. Premiums ceded increased by $3.2 million for the three-month period and by $6.4 million for the six-month period, which primarily resulted from changes to our estimates of the premiums due to reinsurers under certain prior year reinsurance arrangements, and, for the year-to-date period, a benefit received in 2006 related to the commutation of reinsurance arrangements for which there was no corresponding benefit in 2007. Current accident year losses increased by $7.7 million for the comparative quarter periods and by $7.2 million for the comparative year-to-date periods; the increase in current accident year losses is due to variations in the mix of risks insured during the period and an increase to our reserves for losses in excess of policy limits.

Results of Operations—Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended			Six Months Ended
	June 30			June 30

			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

	$ in thousands
Revenues:
Gross premiums written	$105,747	$106,805	$(1,058)	$291,049	$288,991	$2,058

Net premiums written	$90,867	$96,381	$(5,514)	$262,326	$268,962	$(6,636)

Premiums earned	$148,622	$150,141	$(1,519)	$299,306	$302,889	$(3,583)
Premiums ceded	(15,959)	(12,721)	(3,238)	(29,466)	(23,039)	(6,427)

Net premiums earned	132,663	137,420	(4,757)	269,840	279,850	(10,010)
Net investment income	44,548	35,432	9,116	87,119	68,313	18,806
Equity in earnings of unconsolidated subsidiaries	964	205	759	1,831	1,686	145
Net realized investment gains (losses)	277	(754)	1,031	(2,885)	(610)	(2,275)
Other income	1,682	1,489	193	3,107	2,744	363

Total revenues	180,134	173,792	6,342	359,012	351,983	7,029

Expenses:
Losses and loss adjustment expenses	110,050	113,209	(3,159)	239,651	234,807	4,844
Reinsurance recoveries	(11,257)	(10,099)	(1,158)	(41,811)	(20,565)	(21,246)

Net losses and loss adjustment expenses	98,793	103,110	(4,317)	197,840	214,242	(16,402)
Underwriting, acquisition and insurance expenses	25,648	25,914	(266)	52,475	52,367	108
Interest expense	2,984	2,632	352	5,944	5,188	756

Total expenses	127,425	131,656	(4,231)	256,259	271,797	(15,538)

Income from continuing operations before income taxes	52,709	42,136	10,573	102,753	80,186	22,567

Income taxes	15,088	12,145	2,943	29,042	22,360	6,682

Income from continuing operations	37,621	29,991	7,630	73,711	57,826	15,885

Income from discontinued operations, net of tax	—	—	—	—	109,441	(109,441)

Net income	$37,621	$29,991	$7,630	$73,711	$167,267	$(93,556)

Continuing Operations:
Net loss ratio	74.5%	75.0%	(0.5)	73.3%	76.6%	(3.3)
Underwriting expense ratio	19.3%	18.9%	0.4	19.4%	18.7%	0.7

Combined ratio	93.8%	93.9%	(0.1)	92.7%	95.3%	(2.6)

Operating ratio	60.2%	68.1%	(7.9)	60.4%	70.9%	(10.5)

Return on equity*	13.0%	13.3%	(0.3)	13.0%	13.8%	(0.8)

*	Annualized

22

Premiums

	Three Months Ended				Six Months Ended
	June 30				June 30
			Increase				Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
				$ in thousands

Gross premiums written	$105,747	$106,805	$(1,058)	(1.0%)	$291,049	$288,991	$2,058	0.7%

Premiums earned	$148,622	$150,141	$(1,519)	(1.0%)	$299,306	$302,889	$(3,583)	(1.2%)
Premiums ceded	(15,959)	(12,721)	(3,238)	25.5%	(29,466)	(23,039)	(6,427)	27.9%

Net premiums earned	$132,663	$137,420	$(4,757)	(3.5%)	$269,840	$279,850	$(10,010)	(3.6%)

Gross Premiums Written
     The acquisition of PIC Wisconsin has increased our gross written premiums. However, the increasingly competitive market and lower rates, as discussed below, have reduced the premiums generated by our pre-acquisition book of business. These results are consistent with our strategy to grow through selective acquisitions and to maintain our underwriting and pricing discipline in periods of market softening.
     We sell professional liability insurance primarily to physicians and other health care providers (hospitals and other health care facilities, dentists, nurses). As a part of our professional liability coverage, we offer extended reporting endorsement or “tail” coverages to all of our insureds but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period. To simplify the overall presentation of our premiums, the tables and our discussions below of physician and non-physician premiums exclude tail coverage because of this volatility; we separately discuss tail coverage at the end of this section.
     Physician premiums represent 85% and 86% of gross written premiums for the six-month periods ended June 30, 2007 and 2006, respectively. As shown in the following table, physician premiums reflect an overall decline of approximately 3% during the second quarter of 2007, but have changed little during the year-to-date period.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	Change	2007	2006	Change
			In thousands

Physician Premiums:
PRA pre-acquisition business	$75,668	$86,460	$(10,792)	$212,827	$247,557	$(34,730)
PIC Wisconsin acquisition	8,076	—	8,076	35,283	—	35,283

	$83,744	$86,460	$(2,716)	$248,110	$247,557	$553

     We continue to face price competition from long established providers, including hospital based programs, and from more recent market entrants, including off-shore providers, self-insurance arrangements and risk retention groups. This has both reduced our retention rate and has made it more difficult for us to attract new business.
     We base our rates on expected loss costs. In response to increased competition and where warranted by expectations of improved frequency and loss cost trends, we have filed for lower rates (some of which have already become effective during 2007) or held rates constant in a number of our markets and offer discounts to qualifying insureds. We remain committed to an adequate rate structure in a competitive rate environment and will continue our policy of foregoing any business that cannot be written at our profit goals. Our overall retention rate (exclusive of PIC Wisconsin and excess and surplus lines business) based on the number of physician risks that we insure is 85% for both the three and six months ended June 30, 2007, compared to 88% and 87% for the three and six months ended June 30, 2006, respectively. On a weighted average basis, our charged rates (including the effects of discounts) for physicians renewed during the three- and six-month periods ended June 30, 2007 remained flat as compared to 2006 rates. Changes in charged rates, however, vary significantly from state to state, ranging from rate decreases of as much as 11% to increases of as much as 47%.
     Premiums written for non-physician coverages represent 11% and 9% of our total gross written premiums for the six-month periods ended June 30, 2007 and 2006, respectively, and include premiums attributable to the PIC Wisconsin acquisition as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	Change	2007	2006	Change
			In thousands

Non-physician Premiums:
PRA pre-acquisition business	$12,811	$14,521	$(1,710)	$24,481	$26,627	$(2,146)
PIC Wisconsin	3,005	—	3,005	6,793	—	6,793

	$15,816	$14,521	$1,295	$31,274	$26,627	$4,647

     The most significant component of non-physician premiums is premiums written for hospital and facility coverages, which approximated $8.7 million and $16.8 million for the three- and six-month periods ended June 30, 2007, respectively. On an overall basis, 2007 as compared to 2006, hospital and facility premiums increased by $278,000 for the three-month period and increased by $2.6 million for the six-month period. PIC Wisconsin contributed premiums for hospital and facility coverages of $2.4 million for the three-month period and $5.5 million for the six-month period.
     We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us. As competition has increased, it has become common for insurers to offer prior acts coverage to new insureds. This negates the need for our non-renewing or canceled insureds to purchase tail coverage and has reduced the amount of tail premium that we write. Our preference is to sell less rather than more tail coverage since it represents a long-term liability with increased pricing risk. In 2007, tail premiums totaled $6.2 million during the three- month period and $11.7 million during the six-month period (6% and 4% of gross written premiums, respectively), declining by $0.4 million and $3.1 million when compared to the same respective periods in 2006.
Premiums Earned
     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Premiums earned for the three and six months ended June 30, 2007, as compared to the same periods in 2006 reflects changes in written premiums that have occurred during 2006 and 2007, on a pro rata basis. Tail policies are 100% earned in the period written because the policies insure only incidents that occurred in prior periods.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	Change	2007	2006	Change
			In thousands

Premiums Earned:
PRA pre-acquisition business	$128,752	$150,141	$(21,389)	$259,426	$302,889	$(43,463)
PIC Wisconsin acquisition	19,870	—	19,870	39,880	—	39,880

	$148,622	$150,141	$(1,519)	$299,306	$302,889	$(3,583)

     As discussed under premiums written, premium growth has been fairly flat during the first six months of 2007 and is likely to continue to decrease during the remainder of 2007. Unless there is significant growth in premiums written during the remainder of 2007, earned premiums will continue to decline as compared to the same periods in 2006.
     In the twelve months that follow the acquisition of an insurance subsidiary, our premiums earned include premiums related to the subsidiary’s unexpired policies on the date of acquisition (unearned premium). Such premiums are earned over the remaining term of the associated policy. In

2007, earned premium includes approximately $3.8 million and $10.0 million for the three- and six-month periods related to the unexpired policies acquired in the PIC Wisconsin transaction. In 2006, earned premium includes approximately $3.9 million and $10.0 million for the same periods related to the unexpired policies acquired in the NCRIC transaction.
Premiums Ceded
     Premiums ceded represent the portion of earned premiums that we pay our reinsurers for their assumption of a portion of our losses. The premium that we cede to our reinsurers is determined, in part, by the loss experience (subject to minimums and maximums) of the business ceded to them. It takes a number of years before all losses are known, and in the intervening period premiums due to the reinsurer are estimated. Ceded premium estimates are revised as loss estimates are revised.
     During the second quarter of 2007, we recognized additional ceded premiums of approximately $2.6 million resulting from revisions to our estimates of the losses allocable to certain prior accident year reinsurance treaties. These ceded premiums increased our 2007 reinsurance ratio for the three-month period by 1.8 percentage points and increased the ratio for the six-month period by 0.9 percentage points.
     Exclusive of the effect of the above amount, our 2007 reinsurance expense ratio (ceded premiums as a percentage of earned premiums) for both the three and six months ended June 30, 2007 is 9.0%. Most of the increase in the ratio, as compared to the adjusted 2006 ratio of 8.5% (see below) is due both to the addition of premiums ceded by PIC Wisconsin under its reinsurance agreements and to fact that premium declines from our organic book of business principally relate to retained business rather than to ceded business. Thus, within our organic book of business, the proportion of ceded premiums has increased.
     In the first quarter of 2006 we commuted all our outstanding reinsurance arrangements with the Converium group of companies for approximately $4.2 million. The transaction resulted in a decrease in ceded premiums for the first quarter of 2006 of approximately $2.7 million. After adjustment for this item, our year-to-date 2006 reinsurance expense ratio is approximately 8.5%.

Losses and Loss Adjustment Expenses
     The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including the reserve amounts required for losses in excess of policy limits.
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
     The following table summarizes net losses and net loss ratios for the three and six months ended June 30, 2007 and 2006 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	Change	2007	2006	Change
	In millions

Current accident year	$118.8	$111.1	$7.7	$233.4	$226.2	$7.2
Prior accident years	(20.0)	(8.0)	(12.0)	(35.6)	(12.0)	(23.6)

Calendar year	$98.8	$103.1	$(4.3)	$197.8	$214.2	$(16.4)

	Net Loss Ratios*
	Three Months Ended			Six Months Ended
	June 30			June 30
	2007	2006	Change	2007	2006	Change

Current accident year	89.5%	80.9%	8.6	86.5%	80.8%	5.7
Prior accident years	(15.0%)	(5.9%)	(9.1)	(13.2%)	(4.2%)	(9.0)

Calendar year	74.5%	75.0%	(0.5)	73.3%	76.6%	(3.3)

*	Net losses as specified divided by net premiums earned.
     Net losses increased by approximately $17.2 million and $34.6 million for the three- and six-month periods of 2007 due to the acquisition of PIC Wisconsin; however, this PIC Wisconsin increase was offset by a decrease in the net losses attributable to our other insurance subsidiaries. This decrease is principally due to the decline in earned exposures by those subsidiaries and increased favorable prior accident year loss development in 2007 as compared to 2006.
     Our consolidated loss ratio for the current accident year increased in the three- and six-month periods because of the acquisition of PIC Wisconsin, which generally operates at a higher loss ratio, and because the mix of premiums earned in 2007 was more heavily weighted to states where higher loss ratios are expected. Also, during the second quarter we increased our estimates for the current accident year with regard to losses in excess of policy limits. PIC Wisconsin’s current accident year net loss ratio is higher than that of our other subsidiaries primarily because rate increases implemented in 2006 and 2007 have not yet been fully reflected in earned premiums.
     We recognized favorable loss development of approximately $20.0 million during the three-month period ended June 30, 2007 related to our previously established (prior accident year) reserves. The favorable development primarily resulted from reductions to our estimates of claim severity, principally for the 2003 through 2005 accident years. Offsetting this favorable development was unfavorable development related to our reserves for losses in excess of policy limits. We recognized favorable development of $35.6 million for the six months ended June 30, 2007.

     During the three and six months ended June 30, 2006 we recognized favorable development of $8.0 million and $12.0 million, respectively, related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, principally for the 2003 and 2004 accident years.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Net Investment Income, Net Realized Investment Gains (Losses)

	Three Months Ended				Six Months Ended
	June 30				June 30
			Increase				Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
	$ in thousands

Net investment income	$44,548	$35,432	$9,116	25.7%	$87,119	$68,313	$18,806	27.5%
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
     The 2007 increase in net investment income is due to several factors, the most significant being higher average invested funds. The PIC Wisconsin merger and positive cash flow generated by our insurance operations significantly increased average invested funds during the first half of 2007 as compared to the same period in 2006.
      Improved yields have also contributed to the growth of our net investment income. Market interest rates of the past several years have allowed us to consistently invest new and matured funds at rates that exceed the average held in our portfolio. Average yields for our available-for-sale fixed maturity securities during 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Average income yield	4.7%	4.4%	4.7%	4.3%
Average tax equivalent income yield	5.4%	5.1%	5.3%	5.0%
     Net investment income by investment category is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	In thousands

Fixed maturities	$37,861	$30,160	$74,179	$58,049
Equities	77	140	139	202
Short-term investments	3,846	4,525	7,709	8,483
Other invested assets	3,258	1,016	6,140	2,291
Business owned life insurance	583	567	1,155	1,140
Investment expenses	(1,077)	(976)	(2,203)	(1,852)

Net investment income	$44,548	$35,432	$87,119	$68,313

     The increase in investment income from fixed maturities and the increase in investment expenses are both principally due to the increase in invested funds, including those acquired as a result of the PIC Wisconsin transaction. Income from other invested assets is principally derived from non-public investment partnerships/limited liability companies and our income from these holdings varies from period to period.

     The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	In thousands

Net gains (losses) from sales	1,214	$(70)	$1,474	$586
Other-than-temporary impairment losses	—	(88)	(4,174)	(659)
Trading portfolio gains (losses)	(937)	(596)	(185)	(537)

Net realized investment gains (losses)	$277	$(754)	$(2,885)	$(610)

     The 2007 other-than-temporary impairment losses above were recognized to reflect a significant loss in the fair value of our investment in high yield asset backed bonds particularly those with sub-prime loan exposures during the first quarter of 2007. The bonds are included in other investments and have a carrying value of $23.7 million, see Note 4.
Underwriting, Acquisition and Insurance Expenses

	Three Months Ended				Six Months Ended
	June 30				June 30
			Increase				Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
	$ in thousands
Underwriting, acquisition and insurance expenses	$25,648	$25,914	$(266)	(1.0%)	$52,475	$52,367	$108	0.2%

	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)

Underwriting expense ratio	19.3%	18.9%	0.4	19.4%	18.7%	0.7
     Stock based compensation costs increased in 2007; the acquisition of PIC Wisconsin also added underwriting, operating and acquisition expense. However, direct acquisition costs at our other insurance subsidiaries have decreased due to declines in premium volume.
     Underwriting, acquisition and insurance expenses in 2007 and 2006 include stock based compensation expense of approximately $1.5 million and $956,000 for the second quarter of each year and $3.7 million and $3.0 million for the six-month periods, respectively. Approximately $1.2 million and $1.0 million of this expense for the six-month periods ended June 30, 2007 and 2006, respectively, relates to awards given to retirement eligible employees. Under SFAS 123R awards issued to retirement eligible employees are expensed when awarded rather than over the vesting period of the award.
     Guaranty fund assessments (net recoveries) totaled approximately ($90,000) and ($134,000) for the three and six months ended June 30, 2007 as compared to $995,000 and $1.1 million for the three and six months ended June 30, 2006, respectively.
     We awarded 100,000 options to our new CEO, W. Stancil Starnes, on July 2, 2007. The fair value of the award is approximately $1.8 million which will be fully expensed in the third quarter of 2007.
Interest Expense
     Interest expense increased for the three and six-month periods ended June 30, 2007 as compared to the same periods in 2006 primarily because we assumed $11.6 million of debt as a part of the PIC Wisconsin merger.

Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Statutory rate	35%	35%	35%	35%
Tax-exempt income	(7%)	(8%)	(7%)	(8%)
Other	1%	2%	—	1%

Effective tax rate	29%	29%	28%	28%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.
     As of June 30, 2007, the fair value of our investment in fixed maturity securities was $3.1 billion. These securities are subject primarily to interest rate risk and credit risk. To-date, we have not entered into transactions that require treatment as derivatives pursuant to SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted.
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
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of June 30, 2007.

	June 30, 2007			December 31, 2006
	Portfolio	Change in	Effective	Portfolio	Effective
	Value	Value	Duration	Value	Duration
Interest Rates	Millions	Millions	Years	Millions	Years

200 basis point rise	$2,844	$(267)	4.50	$2,911	4.31
100 basis point rise	$2,976	$(135)	4.48	$3,057	4.20
Current rate *	$3,111	$—	4.24	$3,185	3.89
100 basis point decline	$3,239	$128	3.82	$3,306	3.55
200 basis point decline	$3,358	$247	3.54	$3,422	3.51

*	Current rates are as of June 30, 2007 and December 31, 2006.
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
     ProAssurance’s cash and short-term investment portfolio at June 30, 2007 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of June 30, 2007, 99.5% of our fixed maturity securities are rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, even investment grade securities can rapidly deteriorate and result in significant losses.
     As of June 30, 2007, our fixed maturity securities include securities with a fair value of approximately $ 30.7 million that are supported by collateral classified as sub-prime, of which approximately 67% are AAA rated, 15% are AA+, and 19% are A. Additionally we have approximately $6.0 million of exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of these securities is BB.
Equity Price Risk
     At June 30, 2007 the fair value of our investment in common stocks was $16.2 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.6% to $17.7 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.6% in the fair value of these securities to $14.6 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
ITEM 1. LEGAL PROCEEDINGS
     See Note 10 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     See “Risk Factors” in Part 1, Item 1A of the 2006 Form 10K.
     “Our business could be adversely affected by the loss of one or more key employees”
     We are heavily dependent upon our senior management and the loss of services of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of key employees or senior managers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.
     “We have a new Chief Executive Officer”
     Our former Chief Executive Officer, A. Derrill Crowe announced his retirement during the second quarter. Dr. Crowe will remain as our non-executive Chairman and our Board has elected W. Stancil Starnes (age 58) to replace him, as CEO. Mr. Starnes has been affiliated with our Company and its predecessors for 30 years in his capacity as one of the nation's leading medical liability defense attorneys. While he has been a close advisor to the Company and Dr. Crowe in particular, he has not, until now, held an executive position in an insurance company. We believe he is well qualified to lead our Company, given (a) his management background as the senior partner at a law firm with 60 attorneys that he and his father founded thirty years ago, (b) his brief experience as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a privately held, Birmingham-based commercial construction firm with 3,000 employees and $2 billion in annual revenues, (c) his 12 years of experience as a member of the Board of Directors of Alabama National Bancorporation, and (d) the support of our senior management team, which has an average of 23 years experience in the insurance industry and related fields.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Items 2(a) and (b) are inapplicable.
     (c) Information required by Item 703 of Regulation S-K

	ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of		of Publicly	Purchased Under
	Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs(1)	Programs(1)
April 1, 2007- April 30, 2007	154,670	$52.64	154,670	$141,854,025
May 1, 2007- May 31, 2007	25,000	$55.85	25,000	$140,457,383
June 1, 2007- June 30, 2007	188,100	$55.63	188,100	$129,988,321

Total	367,770	$54.39	367,770

(1)	On April 2, 2007 the Board of Directors authorized the repurchase of up to $150 million in ProAssurance common shares or debt securities, subject to limitations imposed by applicable securities laws and regulations and the rules of the New York Stock Exchange. The Board’s authorization for the repurchase plan has no expiration date.
ITEM 6. EXHIBITS
10.1	Employment Agreement of W. Stancil Starnes (filed as an Exhibit to ProAssurance’s Current Report on Form 8K, File No. 001-16533, and incorporated by reference pursuant to SEC Rule 12b-32).

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROASSURANCE CORPORATION
August 8, 2007

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr., Chief Financial Officer
(Duly authorized officer and principal financial officer)