Form 10-Q
period 2007-09-30
PROASSURANCE CORP
filed 2007-11-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007 or

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2007 there were 32,672,841 shares of the registrant’s common stock outstanding.

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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market area that are different than anticipated;

–	regulatory and legislative actions or decisions that affect our business plans or operations;

–	inflation and changes in the interest rate environment;

–	performance of financial markets that affect the market value of our investments or that make it more difficult to determine the value of our investments;

–	changes in laws or government regulations affecting medical professional liability insurance;

–	changes to our ratings assigned by rating agencies;

–	the effects of health care changes, including managed care and government programs;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves, reinsurance and/or insurance, and changes in the availability, cost, quality, or collectibility of reinsurance and/or insurance;

–	bad faith litigation which may arise from our involvement in the settlement of claims;

–	the results of litigation, including trials, post-trial motions and/or appeals we undertake that may be unsuccessful;

–	changes in competition among insurance providers and related pricing in some markets;

–	our ability to achieve growth through expansion into other states or through acquisitions or business combinations;

–	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board;

–	changes in our organization, compensation and benefit plans; and

–	ability to recruit and retain senior management.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30	December 31
	2007	2006
	(Unaudited)
Assets
Investments
Fixed maturities available for sale, at fair value	$3,196,107	$3,136,222
Fixed maturities, trading, at fair value	—	49,218
Equity securities, available for sale, at fair value	7,482	7,220
Equity securities, trading, at fair value	13,870	7,638
Short-term investments	279,163	184,280
Business owned life insurance	60,874	58,721
Investment in unconsolidated subsidiaries	20,798	9,331
Other	58,401	39,468

Total investments	3,636,695	3,492,098

Cash and cash equivalents	2,535	29,146
Premiums receivable	110,432	113,023
Receivable from reinsurers on unpaid losses and loss adjustment expenses	344,741	370,763
Prepaid reinsurance premiums	15,393	18,954
Deferred taxes	108,190	112,201
Real estate, net	23,348	23,135
Other assets	192,818	183,533

	$4,434,152	$4,342,853

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,596,885	$2,607,148
Unearned premiums	248,043	253,773
Reinsurance premiums payable	124,280	106,176

Total policy liabilities	2,969,208	2,967,097
Other liabilities	87,292	78,032
Long-term debt	179,511	179,177

Total liabilities	3,236,011	3,224,306
Commitments and contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,557,816 and 33,398,028 shares issued, respectively	336	334
Additional paid-in capital	506,094	495,848
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($4,721) and $62, respectively	(8,771)	111
Retained earnings	741,803	622,310

	1,239,462	1,118,603
Treasury stock, at cost, 886,095 shares and 121,765 shares, respectively	(41,321)	(56)

Total stockholders’ equity	1,198,141	1,118,547

	$4,434,152	$4,342,853

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2006	$1,118,547	$111	$622,310	$496,126

Cumulative effect of accounting change	2,670	—	2,670	-

Net income	116,823	—	116,823	-

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(8,882)	(8,882)	—	-

Purchase of treasury stock	(41,265)	—	—	(41,265)

Common stock issued as compensation	3,136	—	—	3,136

Stock-based compensation	6,377	—	—	6,377

Common stock options exercised	735	—	—	735

Balance at September 30, 2007	$1,198,141	$(8,771)	$741,803	$465,109

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2005	$765,046	$(8,834)	$385,885	$387,995

Net income	200,635	—	200,635	—

Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments:
Continuing operations	9,063	9,063	—	—
Discontinued operations	373	373	—	—

Common stock issued as compensation	3,027	—	—	3,027

Equity issued in purchase transaction:
Common stock issued	99,128	—	—	99,128

Stock-based compensation:
Continuing operations	3,808	—	—	3,808
Discontinued operations	642	—	—	642

Common stock options exercised	239	—	—	239

Balance at September 30, 2006	$1,081,961	$602	$586,520	$494,839

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Revenues:
Gross premiums written	$149,138	$163,273	$440,186	$452,264

Net premiums written	$139,483	$152,043	$401,809	$421,004

Premiums earned	$147,130	$163,043	$446,437	$465,932
Premiums ceded	(11,622)	(13,599)	(41,089)	(36,637)

Net premiums earned	135,508	149,444	405,348	429,295
Net investment income	41,075	38,699	128,194	107,012
Equity in earnings (loss) of unconsolidated subsidiaries	(589)	(76)	1,241	1,610
Net realized investment gains (losses)	1,321	(510)	(1,564)	(1,120)
Other income	1,302	1,688	4,409	4,431

Total revenues	178,617	189,245	537,628	541,228

Expenses:
Losses and loss adjustment expenses	99,142	124,165	338,793	358,972
Reinsurance recoveries	(11,034)	(10,128)	(52,844)	(30,693)

Net losses and loss adjustment expenses	88,108	114,037	285,949	328,279
Underwriting, acquisition and insurance expenses	27,439	25,859	79,913	78,226
Interest expense	3,006	2,886	8,950	8,074

Total expenses	118,553	142,782	374,812	414,579

Income from continuing operations before income taxes	60,064	46,463	162,816	126,649

Provision for income taxes:
Current expense (benefit)	14,997	17,425	37,200	42,524
Deferred expense (benefit)	1,955	(4,330)	8,793	(7,069)

	16,952	13,095	45,993	35,455

Income from continuing operations	43,112	33,368	116,823	91,194

Income from discontinued operations, net of tax	—	—	—	109,441

Net income	$43,112	$33,368	$116,823	$200,635

Basic earnings per share:
Income from continuing operations	$1.32	$1.03	$3.53	$2.88
Income from discontinued operations	—	—	—	3.46

Net income	$1.32	$1.03	$3.53	$6.34

Diluted earnings per share:
Income from continuing operations	$1.23	$0.96	$3.31	$2.71
Income from discontinued operations	—	—	—	3.17

Net income	$1.23	$0.96	$3.31	$5.88

Weighted average number of common shares outstanding:
Basic	32,779	32,551	33,082	31,640

Diluted	35,604	35,438	35,949	34,525

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Comprehensive income, after tax:
Continuing operations:
Income from continuing operations	$43,112	$33,368	$116,823	$91,194
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	19,411	38,095	(8,882)	9,063

Comprehensive income, continuing operations	$62,523	$71,463	$107,941	$100,257

Discontinued operations:
Income from discontinued operations	$—	$—	$—	$109,441
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	—	—	—	373

Comprehensive income, discontinued operations	$—	$—	$—	$109,814

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2007	2006

Operating Activities
Net income	$116,823	$200,635
Income from discontinued operations, net of tax	—	(109,441)
Depreciation and amortization	11,727	15,225
Net realized investment (gains) losses	1,564	1,120
Net sales (purchases) of trading portfolio securities	43,619	(47,378)
Stock-based compensation	6,377	3,808
Taxes paid related to gain on sale of discontinued operations	—	(54,565)
Changes in assets and liabilities:
Premiums receivable	2,591	4,404
Reserve for losses and loss adjustment expenses	(10,263)	138,644
Unearned premiums	(5,730)	(13,458)
Reinsurance related assets and liabilities	47,687	294
Other	(7,184)	(4,820)

Net cash provided by operating activities	207,211	134,468

Investing Activities
Purchases of:
Fixed maturities available for sale	(1,063,682)	(1,913,786)
Equity securities available for sale	(657)	—
Other investments	(552)	—
Proceeds from sale or maturities of:
Fixed maturities available for sale	970,261	1,505,036
Equity securities available for sale	811	33,577
Other investments	8,279	—
Net (increase) decrease in short-term investments	(94,883)	(138,576)
Proceeds from sale of discontinued operations, net of sales expense paid of $4,080	—	371,038
Other	(13,925)	(3,665)

Net cash provided by (used by) investing activities	(194,348)	(146,376)

Financing Activities
Proceeds from options exercised	118	119
Treasury stock repurchased	(41,265)	—
Excess tax benefit from options exercised	1,673	851

Net cash provided by (used by) financing activities	(39,474)	970

Increase (decrease) in cash and cash equivalents	(26,611)	(10,938)
Cash and cash equivalents at beginning of period	29,146	34,506

Cash and cash equivalents at end of period	$2,535	$23,568

Significant Non-cash Transactions:
Fixed maturities securities received as proceeds from sale of discontinued operations	$—	$24,819

Fixed maturity securities, available-for-sale, transferred to Other Investments, at fair value	$34,732	$—

Common stock issued in acquisition	$—	$99,128

See accompanying notes

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in ProAssurance’s December 31, 2006 report on Form 10-K.
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
Accounting Changes
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. ProAssurance adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 increased retained earnings and reduced tax liabilities by $2.7 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
1. Basis of Presentation (continued)
Recent Accounting Developments
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157). The standard establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, unless early adopted. ProAssurance will adopt SFAS 157 on its effective date, and does not expect the implementation of SFAS 157 to have a material effect on its results of operations or financial condition.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value; unrealized gains and losses on items for which the fair value has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. ProAssurance will adopt SFAS 159 on its effective date, but has not completed its determination of the effect, if any, of adoption on its results of operations or financial condition.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	In thousands
Fixed maturities	$3,206,504	$16,696	$(27,093)	$3,196,107
Equity securities	4,694	2,827	(39)	7,482

	$3,211,198	$19,523	$(27,132)	$3,203,589

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	In thousands
Fixed maturities	$3,138,648	$22,725	$(25,151)	$3,136,222
Equity securities	4,618	2,602	—	7,220

	$3,143,266	$25,327	$(25,151)	$3,143,442

     Proceeds from sales of fixed maturities and equity securities during the nine months ended September 30, 2007 and 2006 are $789.5 million and $1.3 billion, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $474.4 million and $1.1 billion, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $468.5 million and $1.3 billion during the same respective periods.
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	In thousands
Gross realized gains	$1,163	$1,242	$2,897	$1,995
Gross realized (losses)	(242)	(2,030)	(502)	(2,197)
Other than temporary impairment (losses)	(428)	(372)	(4,602)	(1,031)
Trading portfolio net gains (losses)	828	650	643	113

Net realized investment gains (losses)	$1,321	$(510)	$(1,564)	$(1,120)

     In January 2007, ProAssurance transferred high yield asset backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to an investment fund created for the purpose of managing such investments. ProAssurance maintains a direct beneficial interest in securities originally contributed to the fund, and the securities are included in the ProAssurance Balance Sheet as a component of other investments, at fair value ($18.7 million at September 30, 2007, including net unrealized losses of $5.9 million). During the nine months ended September 30, 2007 ProAssurance recognized other-than-temporary impairments of $4.2 million related to the securities contributed to the fund.
     Cash flows from the initial investment, approximately $8.2 million to-date, are being re-invested in an undivided interest of the fund. The equity method of accounting is used to account for this undivided interest, as the investment is considered an investment in an unconsolidated subsidiary. At September 30, 2007 the carrying value of this undivided interest is $8.4 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
     ProAssurance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In accordance with the guidance provided in the statement, the cumulative effect of adoption, a $2.7 million reduction in tax liabilities, was recorded as an increase to beginning retained earnings. At September 30, 2007 ProAssurance has no unrecognized tax benefits.
     ProAssurance recognizes tax-related interest and penalties as components of tax expense. No significant interest or penalties were accrued or paid during the nine months ended September 30, 2007 nor was there any significant liability for such amounts at September 30, 2007.
     ProAssurance files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, ProAssurance is no longer subject to examinations by authorities related to its U.S federal or state income tax filings for years before 2004.
6. Deferred Policy Acquisition Costs
     Costs that vary with and are directly related to the production of premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Income from continuing operations includes amortization of deferred policy acquisition costs, net of ceding commissions earned, of $12.8 million and $39.6 million for the three months and nine months ended September 30, 2007, respectively. Amortization of deferred policy acquisition costs, net of ceding commissions earned was $14.1 million and $41.0 million for the three months and nine months ended September 30, 2006, respectively.
7. Reserves for Losses and Loss Adjustment Expenses
     ProAssurance establishes its reserve for losses based on estimates of individual claims and actuarially determined estimates of losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly medical professional liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
     ProAssurance recognized favorable net loss development of $25 million related to previously established reserves for the three months ended September 30, 2007. The favorable development reflects reductions in the Company’s estimates of claim severity, principally for the 2003 through 2005 accident years. ProAssurance recognized $60.6 million of favorable development for the nine months ended September 30, 2007.
     ProAssurance recognized favorable net loss development of $11.0 million for the three months and $23.0 million for the nine months ended September 30, 2006 to reflect reductions in estimated claim severity principally for accident years 2003 and 2004.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
8. Long-term Debt
     Outstanding long-term debt, as of September 30, 2007 and December 31, 2006, consists of the following:

		September 30	December 31
		2007	2006
		In thousands
Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discounts of $1.7 million at September 30, 2007 and $1.9 million at December 31, 2006.		$105,899	$105,677

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures; the 2032 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

Due	9/30/2007 Rate
December 2032	9.62%	15,464	15,464
April 2034	9.41%	13,403	13,403
May 2034	9.41%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, net of unamortized discount of $0.2 million, principal of $12.0 million bearing a fixed interest rate of 7.7%, until May 2009.		11,753	11,641

		$179,511	$179,177

Convertibility
     Holders of the Convertible Debentures may convert their debentures during the following quarter if the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of a quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. During the quarter ended September 30, 2007 the criterion allowing conversion was met and holders may convert through December 31, 2007. To-date, no holders have requested conversion. If converted, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
Fair Value
     At September 30, 2007, the fair value of the Convertible Debentures is approximately 133% of their face value of $107.6 million, based on recent trading activity. At September 30, 2007, the fair value of the Surplus Notes approximates 100% of their face value of $12.0 million based on available third party valuation information. The fair value of the 2034 and 2032 Subordinated Debentures approximates the face value of the debentures.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2006 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
9. Stockholders’ Equity
     At September 30, 2007 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At September 30, 2007, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.
     As discussed in Note 1, ProAssurance adopted FIN 48 on January 1, 2007. In accordance with the guidance provided by FIN 48, ProAssurance increased retained earnings by the cumulative effect of adoption of $2.7 million.
     In April 2007, the Board of Directors authorized $150 million to repurchase shares or debt securities. The timing and quantity of any purchases are dependent upon market conditions and any changes in ProAssurance’s capital requirements, as well as limitations imposed by applicable securities laws and regulations, and the rules of the New York Stock Exchange. As of September 30, 2007 ProAssurance had repurchased approximately 764,000 common shares at a total cost of approximately $41.3 million. Treasury shares are reported at cost, and are reflected on the balance sheet as an unallocated reduction of total equity.
10. Commitments and Contingencies
     As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). The judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $21.5 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
     ProAssurance is involved in various other legal actions arising primarily from claims against itself related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. Such legal actions have been considered by ProAssurance in establishing its reserves. The outcome of all legal actions is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available to its insureds, and ProAssurance may become a party to bad faith litigation over the amount of the judgment above an insured’s policy limits. However, ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, to the extent that the cost of resolving these actions exceeds the corresponding reserves, the legal actions could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

	In thousands, except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$43,112	$33,368	$116,823	$91,194
Income from discontinued operations, net of tax	—	—	—	109,441

Net income	$43,112	$33,368	$116,823	$200,635

Denominator:
Weighted average number of common shares outstanding	32,779	32,551	33,082	31,640

Basic earnings per share:
Income from continuing operations	$1.32	$1.03	$3.53	$2.88
Income from discontinued operations	—	—	—	3.46

Net income	$1.32	$1.03	$3.53	$6.34

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$43,112	$33,368	$116,823	$91,194
Effect of assumed conversion of contingently convertible debt instruments	742	742	2,226	2,226

Income from continuing operations-diluted computation	43,854	34,110	119,049	93,420
Income from discontinued operations, net of tax	—	—	—	109,441

Net income-diluted computation	$43,854	$34,110	$119,049	$202,861

Denominator:
Weighted average number of common shares outstanding	32,779	32,551	33,082	31,640
Assumed exercise of stock options/issuance of nonvested stock awards	253	315	295	313
Assumed conversion of contingently convertible debt instruments	2,572	2,572	2,572	2,572

Diluted weighted average equivalent shares	35,604	35,438	35,949	34,525

Diluted earnings per share:
Income from continuing operations	$1.23	$0.96	$3.31	$2.71
Income from discontinued operations	—	—	—	3.17

Net income	$1.23	$0.96	$3.31	$5.88

     In accordance with SFAS 128 “Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options when the option exercise price is below the average stock price during the quarter and the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of outstanding shares. The average number of ProAssurance’s outstanding options not considered to be dilutive during the nine-months ended September 30, 2007 and 2006 is approximately 207,000 and 201,000, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
12. Stock Options and Share-based Payments
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan. Share-based compensation expense of approximately $2.6 million and $6.4 million with a related tax benefit of approximately $898,000 and $2.2 million was recognized during the three and nine months ended September 30, 2007, respectively. Share-based compensation expense of approximately $850,000 and $3.8 million with a related tax benefit of approximately $250,000 and $1.2 million was recognized during the three and nine months ended September 30, 2006, respectively.
     During the nine months ended September 30, 2007 ProAssurance granted approximately 267,000 options. The estimated fair value of the options averaged $16.75 per option. Fair values were estimated as of the date of grant, using the Black-Scholes option pricing model and the following assumptions:

2007
Weighted average assumptions:
Risk-free interest rate	4.7%
Expected volatility	0.23
Dividend yield	0%
Expected average term (in years)	5
     ProAssurance also granted Performance Shares awards to employees in March 2007 under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: PRA executive officers and other managers. The Performance Shares vest at 100% on December 31, 2009 based upon continued service and attainment of one of two Performance Measures. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that will be awarded if vesting criteria are met can vary between approximately 54,000 shares and 90,000 shares, depending upon the degree to which Performance Measures are attained. The fair value of each Performance Share was estimated on the date of grant as $51.48 per share, based on the market value of ProAssurance common stock on that date.
13. Subsequent Event
     On October 15, 2007 ProAssurance announced its decision to utilize approximately $16 million of its outstanding repurchase authorization (see Note 9) to redeem its outstanding 2032 Debentures on December 4, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as ProAssurance’s Annual Report on Form 10K for the year ended December 31, 2006, which includes a Glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
Critical Accounting Estimates
     Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an on-going basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
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
     The estimation of medical professional liability losses is inherently difficult. Ultimate loss costs, even for similar events, vary significantly depending upon many factors, including but not limited to, the nature of the injury and the personal situation of the claimant or the claimants’ family, the outcome of jury trials, the judicial climate where the insured event occurred, general economic conditions and the trend of health care costs. Medical professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.
     In establishing our reserve for losses and loss adjustment expenses management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. We perform an in-depth review of our reserve for losses on a semi-annual basis. Additionally, during each reporting period we update and review the data underlying the estimation of our reserve for losses and make adjustments that we believe best reflects emerging data. Any adjustments are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

Reinsurance
     We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, and to stabilize underwriting results in years in which higher losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses we pay.
     We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2007 all ceded contracts are accounted for as risk transferring contracts.
     Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our insurance and reinsurance programs. We base our estimation of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms of our reinsurance agreements. As losses are paid, the related amount expected to be collected from reinsurers is recorded as a receivable in other assets as it no longer relates to our recorded reserves.
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
     Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Any adjustments are reflected in then-current operations. Due to the size of our reinsurance balances, even a small adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
Investment Valuations
     We evaluate our investments on at least a quarterly basis for declines in fair value below cost for the purpose of determining whether these declines represent other than temporary declines. Some of the factors we consider in the evaluation of our investments are:
–	the extent to which the fair value of the investments is less than its cost basis,

–	the length of time for which the fair value of the investment has been less than its cost basis,

–	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

–	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
     When we judge a decline in fair value below cost to be other than temporary we reduce the cost basis of the investment to fair value and realize a loss in the current period income statement for the amount of the reduction. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the investment.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value; unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. We will adopt SFAS 159 on its effective date, but have not completed our determination of the effect of adoption on our results of operations or financial condition.
Recent Significant Events
     Effective January 1, 2006, we sold our personal lines operations and recognized a gain on the sale of $109.4 million after consideration of sales expenses and estimated taxes. Additional information regarding the sale is provided in Note 3, “Discontinued Operations” of the Notes to the Condensed Consolidated Financial Statements.
     Effective August 1, 2006 we acquired Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) in an all stock merger. The acquisition of PIC Wisconsin allowed ProAssurance to expand its medical professional liability business into the state of Wisconsin and adjacent states and into Nevada. This transaction strategically expanded our geographic footprint and was in keeping with our desire to expand our professional liability operations through selective acquisitions. A more detailed description of the merger transaction is provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements.
     During the first quarter of 2007 we reached a confidential settlement that ended all litigation and appeals stemming from, and related to, a $217 million judgment on a malpractice verdict against insureds of one of our subsidiaries entered in Tampa, Florida in October 2006. The effect of the settlement has been reflected in our financial statements.
     On April 2, 2007 our Board authorized $150 million to repurchase our shares or debt securities. The timing and quantity of any repurchase is dependent upon market conditions and any changes in ProAssurance’s capital requirements, as well as limitations imposed by applicable securities laws and regulations, and the rules of the New York Stock Exchange. As of September 30, 2007 we have repurchased approximately 764,000 common shares at a total cost of approximately $41.3 million. On October 15, 2007 we announced our decision to utilize $16 million of the authorization to redeem our outstanding 2032 Subordinated Debentures on December 4, 2007.

     A. Derrill Crowe, M.D. retired as Chief Executive Officer (CEO), effective July 1, 2007 and remains as non-executive Chairman of our Board. The Board of Directors elected W. Stancil Starnes to succeed Dr. Crowe as CEO. Mr. Starnes formerly served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, and was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims.
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
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2006 Form 10K for additional information regarding dividend limitations. At September 30, 2007 we held cash and investments of approximately $233 million outside of our insurance subsidiaries that are available for use without regulatory approval.
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
     Our operating activities provided positive cash flows of approximately $207.2 million during the nine months ended September 30, 2007, which is composed of $163.6 million from routine insurance operations and proceeds of $43.6 million related to the sale of trading securities. In 2006, cash provided by operating activities of $134.5 million is composed of net positive cash flows from routine insurance operations of $236.4 million, offset by tax payments related to the sale of our personal lines operations of approximately $54.6 million and purchases of trading securities of approximately $47.4 million.
     Exclusive of cash flows related to trading securities and the taxes paid on the MEEMIC transaction, the decline in operating cash flows during 2007 is principally attributable to an increase in payments for losses and loss adjustment expenses (gross loss payments), net of reinsurance reimbursements received (net loss payments). A number of factors influenced the growth in losses paid, including the maturing of the loss reserves established during the last several years of growth, and an increase in the number of large indemnity payments.
     Two metrics commonly used to analyze the operating cash flows of insurance companies are the paid-to-incurred ratio and the paid loss ratio.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Paid-to-incurred ratio(1)	98.2%	59.7%	94.5%	60.0%
Paid loss ratio(2)	63.8%	45.5%	66.7%	45.9%

(1)	Net loss payments divided by net losses and loss adjustment expenses

(2)	Net loss payments divided by net earned premiums
     Our paid-to-incurred and paid loss ratios are higher in 2007 than in 2006, primarily due to the 2007 increase in net loss payments. The ratios also increased in 2007 because the denominators of each ratio (net losses and loss adjustment expenses for the paid-to-incurred ratio; net earned premiums for the paid loss ratio) decreased in 2007 as compared to 2006. For a long-tailed business such as ProAssurance, the ratios for a short period of time should not be viewed in isolation. And, the ratios are less meaningful in periods of changing volume or in periods in which we have recorded amounts related to prior accident years.
     The timing of our indemnity payments are affected by many factors, including the nature of the claims in process in any one period and the speed at which cases work through the trial and appellate process. The contractual obligations table included in our December 31, 2006 Form 10K included a projected pay out schedule for our December 31, 2006 reserves. In that table, which was largely based on historical payment patterns, we projected gross loss payments of approximately $546 million during 2007. To-date in 2007, our gross loss payments total approximately $349 million, which, when annualized, is consistent with the amount estimated for purposes of the table.
     Cash flows in 2007 were also reduced due to a decline in premium receipts. These decreases to operating cash flows were partially offset by growth in cash flows from investment earnings, a reduction in premium payments to our reinsurers and lower federal tax payments.
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
     We held cash and short-term securities of $281.7 million at September 30, 2007 as compared to $213.4 million at December 31, 2006. Since December 31, 2006 we have chosen to hold more funds in our short-term portfolio both as a means of managing the duration of our overall investment portfolio, and as a means of increasing our flexibility in a volatile marketplace.
     During the third quarter of 2007 we sold the securities held in our fixed maturities trading portfolio (primarily treasury indexed) because we believed active trading of these securities no longer offered superior returns.
     Other investments increased from $39.5 million at December 31, 2006 to $58.4 million at September 30, 2007. In January 2007 we contributed high-yield asset-backed bonds from our available-for-sale investment portfolio to a fund created for the purpose of managing such investments. We maintain a direct beneficial interest in securities originally contributed to the fund, which are included in our Balance Sheet as a component of other investments at fair value ($18.7 million at September 30, 2007). Cash flows from our initial investment in the fund, which approximate $8.2 million to-date at September 30, 2007, are being re-invested in an undivided interest of the fund. The undivided interest is considered as an investment in an unconsolidated subsidiary and is accounted for using the equity method.
     As of September 30, 2007 our available-for-sale fixed maturity securities of $3.20 billion comprise 88% of our total investments. The approximate $60 million net increase as compared to our December 31, 2006 holdings reflects the investment of operating cash flows, offset by a decline in fair value attributable to higher interest rates (as discussed below).

     Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available-for-sale fixed maturities have a dollar weighted average rating of “AA+” at September 30, 2007. The weighted average effective duration of our fixed maturity securities at September 30, 2007 is 4.24 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.92 years.
     Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, at September 30, 2007 our available-for-sale fixed maturity securities had net unrealized losses of approximately $10.4 million with gross unrealized losses totaling $27.1 million and gross unrealized gains of $16.7 million. At December 31, 2006, on a pre-tax basis, our available-for-sale fixed maturity securities had net unrealized losses of approximately $2.5 million with unrealized losses totaling $25.2 million and unrealized gains totaling $22.7 million. Almost all of the unrealized loss positions in our portfolio are interest-rate related. Due to the duration of our overall portfolio and our positive operating cash flows, we believe we have the ability and intent to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other than temporary. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     Equity investments represent less than 1% of our total investments and less than 2% of our capital at both September 30, 2007 and December 31, 2006. At September 30, 2007, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios) totaled $21.4 million as compared to $14.9 million at December 31, 2006.
Reinsurance
     At September 30, 2007 our reinsurance recoverable on unpaid losses is $344.7 million. Our receivable from reinsurers on paid losses, which is classified as a part of other assets, is $42.1 million.
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
     Periodically, we reach commutation agreements with our reinsurers wherein we agree to terminate an existing reinsurance contract(s) for a specified final settlement. Premiums ceded and reinsurance recoveries are adjusted in the current period as necessary to reflect the amounts specified in the commutation agreement.
     During the third quarter of 2007, we commuted all of our outstanding reinsurance arrangements with Alea London Limited for approximately $2.0 million in cash. The transaction decreased premiums ceded for the quarter by approximately $1.9 million and decreased reinsurance recoveries by approximately $0.4 million.

Debt
     Our long-term debt at September 30, 2007 is comprised of the following.

	in thousands, except %
			First
	Rate	2007	Redemption Date
Convertible Debentures	3.9%, fixed	$105,899	July 2008
2034 Subordinated Debentures	9.4%, Libor adjusted	46,395	May 2009
2032 Subordinated Debentures	9.6%, Libor adjusted	15,464	December 2007
2034 Surplus Notes	7.7%, fixed until May 2009	11,753	May 2009*

		$179,511

*	Subject to approval by the Wisconsin Commissioner of Insurance
     Our Convertible Debentures may be converted at the option of holders when the price of our common stock exceeds a specified price during 20 of the last 30 days of any quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was met during the quarter ended September 30, 2007 and holders may convert through December 31, 2007. To-date, no holders have requested conversion. If converted, we have the right to deliver cash or a combination of cash and common stock, in lieu of common stock.
     We intend to redeem the 2032 Subordinated Debentures in December, 2007.
     A more detailed description of our debt is provided in Note 8 of the Notes to the Condensed Consolidated Financial Statements.
Litigation
     We are involved in various legal actions arising primarily from claims against us related to insurance policies and claims handling, including, but not limited to, claims asserted by our policyholders. Legal actions are generally divided into two categories: Legal actions dealing with claims and claim-related actions which we consider in our evaluation of our reserve for losses and legal actions falling outside of these areas which we evaluate and reserve for separately as a part of our Other Liabilities.
     Claim-related actions are considered as a part of our reserving process under the guidance provided by SFAS 60 Accounting and Reporting by Insurance Enterprises. We evaluate the likely outcomes from these actions giving consideration to the facts and laws applicable to each case, appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical claims resolution practices. This data is then given consideration in the overall evaluation of our reserve for losses.
     For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $21.5 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
     There are risks, as outlined in our Risk Factors, that individual actions could cost us more than our estimates. In particular, we or our insureds may receive adverse verdicts; post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds; and we may become a party to bad faith litigation over the settlement of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on ProAssurance’s results of operations in the period in which any such action is resolved.

Overview of Results-Three and Nine Months Ended September 30, 2007 and 2006
     Income from continuing operations increased to $43.1 million and $116.8 million for the three- and nine-month periods ended September 30, 2007, respectively, from $33.4 million and $91.2 million for the same periods in 2006; an increase of 29% for the three-month period and 28% for the nine-month period. Income from continuing operations per diluted share increased to $1.23 from $0.96 for the comparative three-month periods and to $3.31 from $2.71 for the comparative nine-month periods.
     Both the quarter and nine month periods reflect the benefit of an increased amount of favorable development. We recognized favorable development in 2007 of $25.0 million during the third quarter and $60.6 million during the year-to-date period as compared to $11.0 million and $23.0 million during the quarter and year-to-date periods, respectively, in 2006.
     Net investment income increased in 2007 by $2.4 million for the quarter and by $21.2 million for the year-to-date period due to growth in our invested funds and improved yields.
     Market conditions remain very competitive. Despite additional net earned premiums contributed by PIC Wisconsin (see below), premiums declined overall during 2007 by $13.9 million for the comparative three-month periods and $23.9 million for the comparative nine-month periods.
     We acquired PIC Wisconsin effective August 1, 2006. Operating results for all periods in 2007 include the results of PIC Wisconsin while our results for the three- and nine-month periods ended September 30, 2006 only include PIC Wisconsin’s operating results for the two month period subsequent to the date of acquisition.

Results of Operations-Three and Nine Months Ended September 30, 2007 Compared to Three and
Nine Months Ended September 30, 2006
     Selected consolidated financial data for each period is summarized in the table below.

	$ in thousands
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change

Revenues:

Gross premiums written	$149,138	$163,273	$(14,135)	$440,186	$452,264	$(12,078)

Net premiums written	$139,483	$152,043	$(12,560)	$401,809	$421,004	$(19,195)

Premiums earned	$147,130	$163,043	$(15,913)	$446,437	$465,932	$(19,495)
Premiums ceded	(11,622)	(13,599)	1,977	(41,089)	(36,637)	(4,452)

Net premiums earned	135,508	149,444	(13,936)	405,348	429,295	(23,947)
Net investment income	41,075	38,699	2,376	128,194	107,012	21,182
Equity in earnings of unconsolidated subsidiaries	(589)	(76)	(513)	1,241	1,610	(369)
Net realized investment gains (losses)	1,321	(510)	1,831	(1,564)	(1,120)	(444)
Other income	1,302	1,688	(386)	4,409	4,431	(22)

Total revenues	178,617	189,245	(10,628)	537,628	541,228	(3,600)

Expenses:
Losses and loss adjustment expenses	99,142	124,165	(25,023)	338,793	358,972	(20,179)
Reinsurance recoveries	(11,034)	(10,128)	(906)	(52,844)	(30,693)	(22,151)

Net losses and loss adjustment expenses	88,108	114,037	(25,929)	285,949	328,279	(42,330)
Underwriting, acquisition and insurance expenses	27,439	25,859	1,580	79,913	78,226	1,687
Interest expense	3,006	2,886	120	8,950	8,074	876

Total expenses	118,553	142,782	(24,229)	374,812	414,579	(39,767)

Income from continuing operations before income taxes	60,064	46,463	13,601	162,816	126,649	36,167

Income taxes	16,952	13,095	3,857	45,993	35,455	10,538

Income from continuing operations	43,112	33,368	9,744	116,823	91,194	25,629

Income from discontinued operations, net of tax	—	—	—	—	109,441	(109,441)

Net income	$43,112	$33,368	$9,744	$116,823	$200,635	$(83,812)

Continuing Operations:
Net loss ratio	65.0%	76.3%	(11.3)	70.5%	76.5%	(6.0)
Underwriting expense ratio	20.2%	17.3%	2.9	19.7%	18.2%	1.5

Combined ratio	85.2%	93.6%	(8.4)	90.2%	94.7%	(4.5)

Operating ratio	54.9%	67.7%	(12.8)	58.6%	69.8%	(11.2)

Return on equity*	14.7%	13.4%	1.3	13.4%	13.2%	0.2

*	Annualized

Premiums

	$ in thousands
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change		2007	2006	Change

Gross premiums written	$149,138	$163,273	$(14,135)	(9%)	$440,186	$452,264	$(12,078)	(3%)

Premiums earned	$147,130	$163,043	$(15,913)	(10%)	$446,437	$465,932	$(19,495)	(4%)
Premiums ceded	(11,622)	(13,599)	1,977	(15%)	(41,089)	(36,637)	(4,452)	12%

Net premiums earned	$135,508	$149,444	$(13,936)	(9%)	$405,348	$429,295	$(23,947)	(6%)

Gross Premiums Written
     Premiums written declined during 2007 as compared to 2006 due to the effects of increased competition and rate reductions. Additional premiums from the acquisition of PIC Wisconsin partially offset the reduction in premium in our existing book of business. (The operations of PIC Wisconsin are included for nine months in 2007 versus August and September in 2006.) In periods of market softening, our strategy is to maintain our underwriting and pricing discipline and grow through selective acquisitions.
     We face strong price-based competition in virtually all of our markets, with some competitors offering coverage at rates that we do not believe to be profitable on a long-term basis. Additionally, a number of physicians and hospitals are seeking to lower their costs through the use of alternative risk transfer approaches such as self insurance and risk sharing pools, although these alternatives become less attractive as prices soften in the traditional insurance markets.
     Our ongoing commitment to adequate rates and strong underwriting standards limits our ability to write new business and to renew existing business in the face of this price-based competition. Improvements in loss cost trends have allowed us to reduce rates in certain markets in 2007 and to offer targeted new business and renewal retention programs in selected markets. While this improves retention of business, it decreases our average premium rates. The combined effects of lower rates and the challenges of writing new business are expected to cause our gross written premiums to continue to decline throughout the remainder of 2007 and into 2008.
     Physician premiums represent 85% and 86% of gross written premiums for the nine-month periods ended September 30, 2007 and 2006, respectively. Comparatively, physician premiums have declined by approximately 11% for the third quarter and by approximately 4% during the year-to-date periods ended September 30, 2007.

	in thousands
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change

Physician Premiums*

PRA pre-acquisition business	$112,201	$133,186	$(20,985)	$326,173	$381,737	$(55,564)
PIC Wisconsin acquisition	12,390	6,556	5,834	47,674	6,556	41,118

	$124,591	$139,742	$(15,151)	$373,847	$388,293	$(14,446)

*	Exclusive of tail premiums

     Our overall retention rate (exclusive of PIC Wisconsin and excess and surplus lines business) based on the number of physician risks that renew with us is approximately 86% in both the three- and nine-month periods ended September 30, 2007, as compared to 80% and 84% for the three- and nine-month periods ended September 30, 2006, respectively. Our charged rates for physicians that renewed during 2007 reflect a decrease of approximately 1% for the first nine months of 2007, a decrease of approximately 2.9% for the third quarter, and a decrease of approximately 4.5% for the month of September (on a weighted average basis). Charged rates include the effects of filed rates, surcharges and discounts.
     Premiums written for non-physician coverages represent approximately 11% of our total gross written premiums for the nine-month periods ended September 30, 2007 (9% for the same period in 2006), and include premiums attributable to the PIC Wisconsin acquisition as follows:

	In thousands
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change

Non-physician Premiums*

Hospital coverages:
PRA pre-acquisition business	$4,353	$5,452	$(1,099)	$15,836	$19,701	$(3,865)

PIC Wisconsin acquisition	3,232	1,928	1,304	8,705	1,928	6,777

	7,585	7,380	205	24,541	21,629	2,912

Other non-physician coverages:
PRA pre-acquisition business	7,709	7,683	26	19,561	19,068	493

PIC Wisconsin acquisition	1,141	731	410	2,462	731	1,731

	8,850	8,414	436	22,023	19,799	2,224

	$16,435	$15,794	$641	$46,564	$41,428	$5,136

*	Exclusive of tail premiums
     Hospital and facility coverages are the most significant component of non-physician premiums, representing approximately 50% of non-physician premiums on a year-to-date basis in both 2007 and 2006. Other non-physician coverages consists primarily of professional liability coverages provided to lawyers and to health care professionals such as dentists and nurses.
     We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period. Because of this volatility, we separate premiums associated with tail coverages from our other premiums. In 2007, tail premiums totaled $8.1 million during the three-month period and $19.8 million during the nine-month period (5% and 4% of gross written premiums, respectively), increasing by $376,000 and declining by $2.8 million when compared to the same respective periods in 2006.

Premiums Earned
     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Premiums earned for the three and nine months ended September 30, 2007, as compared to the same periods in 2006 reflect changes in written premiums that have occurred during 2006 and 2007, on a pro rata basis. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.

	In thousands
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change

Premiums Earned
PRA pre-acquisition business	$127,306	$149,351	$(22,045)	$386,732	$452,240	$(65,508)
PIC Wisconsin acquisition	19,824	13,692	6,132	59,705	13,692	46,013

	$147,130	$163,043	$(15,913)	$446,437	$465,932	$(19,495)

     As discussed under Gross Premiums Written, our premium growth has declined for the first nine months of 2007 and is likely to continue to decrease during the remainder of 2007.
     In the twelve months that follow the acquisition of an insurance subsidiary, our premiums earned include premiums related to the subsidiary’s unexpired policies on the date of acquisition (unearned premium). Such premiums are earned over the remaining term of the associated policy. In 2007, earned premium includes approximately $72,000 and $10.1 million for the three- and nine-month periods related to the unexpired policies acquired in the PIC Wisconsin transaction. In 2006, earned premium includes approximately $11.8 million and $21.8 million for the three- and nine-month periods, respectively, related to unexpired policies acquired in the PIC Wisconsin and NCRIC transactions.
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
     In the third quarter of 2007, we reduced premiums ceded by approximately $1.9 million due to the commutation of certain reinsurance arrangements. In the second quarter of 2007 we increased premiums ceded by approximately $2.6 million due to revisions to our estimates of the losses allocable to certain prior accident year reinsurance treaties. A commutation adjustment was also recorded in the first quarter of 2006 which reduced 2006 premiums ceded by approximately $2.7 million.
     Exclusive of the amounts in the preceding paragraphs, our reinsurance expense ratio (ceded premiums as a percentage of premiums earned) is 9.2% and 9.0% for the three and nine months ended September 30, 2007, as compared to 8.3% and 8.4% for the same periods in 2006. Most of the increase in the ratio in 2007 is because earned premium declines have been concentrated in our retained layers of coverage rather than in our ceded layers. Thus, the proportion of ceded premiums to premiums earned has increased.

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
     The following table summarizes net losses and net loss ratios for the three and nine months ended September 30, 2007 and 2006 by separating losses between the current accident year and all prior accident years.

	In millions
	Net Losses
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change

Current accident year	$113.1	$125.0	$(11.9)	$346.5	$351.3	$(4.8)
Prior accident years	(25.0)	(11.0)	(14.0)	(60.6)	(23.0)	(37.6)

Calendar year	$88.1	$114.0	$(25.9)	$285.9	$328.3	$(42.4)

	Net Loss Ratios*
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change

Current accident year	83.5%	83.7%	(0.2)	85.5%	81.8%	3.7
Prior accident years	(18.5%)	(7.4%)	(11.1)	(15.0%)	(5.3%)	(9.7)

Calendar year	65.0%	76.3%	(11.3)	70.5%	76.5%	(6.0)

*	Net losses as specified divided by net premiums earned.
     Current accident year net losses increased by approximately $4.4 million and $39.0 million for the three and nine month periods of 2007 due to the acquisition of PIC Wisconsin. PIC Wisconsin is included in our results for nine months in 2007 versus only August and September in 2006.
     Our current accident year loss ratio for the nine-month period has increased in 2007 as compared to 2006 because the mix of premiums earned in 2007 was more heavily weighted to states, particularly the states in which PIC Wisconsin operates, where higher initial loss ratios are expected. The 2007 ratio also reflects an increase due to additional current accident year losses recognized in the first quarter of 2007 with regard to losses in excess of policy limits.
     We recognized favorable loss development of approximately $25.0 million during the three-month period ended September 30, 2007 related to our previously established (prior accident year) reserves. The favorable development primarily resulted from reductions to our estimates of claim severity, principally for the 2003 through 2005 accident years. We recognized favorable development of $60.6 million for the nine months ended September 30, 2007.
     During the three and nine months ended September 30, 2006 we recognized favorable development of $11.0 million and $23.0 million, respectively, related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, principally for the 2003 and 2004 accident years.

     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
Net Investment Income, Net Realized Investment Gains (Losses); Equity (Loss) in Earnings of Unconsolidated Subsidiaries

	$ in thousands
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change		2007	2006	Change

Net investment income	$41,075	$38,699	$2,376	6%	$128,194	$107,012	$21,182	20%
     Net investment income is primarily derived from the interest income earned by our fixed maturity securities and also includes interest income from short-term, trading portfolio and cash equivalent investments, dividend income from equity securities, earnings from other investments and increases in the cash surrender value of business owned executive life insurance contracts. Investment fees and expenses are deducted from investment income.
     The 2007 increase in net investment income is due to several factors, the most significant being higher average invested funds. Positive cash flows from our insurance operations and the PIC Wisconsin merger significantly increased average invested funds during 2007 as compared to 2006.
     Improved yields have also contributed to the growth of our net investment income. Market interest rates of the past several years have allowed us to consistently invest new and matured funds at rates that exceed the average held in our portfolio. Average yields for our available-for-sale fixed maturity securities during 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Average income yield	4.6%	4.5%	4.6%	4.4%
Average tax equivalent income yield	5.4%	5.2%	5.3%	5.1%
     Net investment income by investment category is as follows:

	In thousands
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Fixed maturities	$36,970	$35,098	$111,149	$93,148
Equities	87	67	226	269
Short-term investments	4,070	3,828	11,779	12,311
Other invested assets	966	184	7,106	2,473
Business owned life insurance	99	567	1,254	1,707
Investment expenses	(1,117)	(1,045)	(3,320)	(2,896)

Net investment income	$41,075	$38,699	$128,194	$107,012

     The increase in investment income from fixed maturities and the increase in investment expenses are both principally due to the increase in invested funds as discussed above. Income from other invested assets is principally derived from non-public investment partnerships/limited liability companies and our income from these holdings varies from period to period. The decline in business owned life insurance is the result of a one time reduction in the growth of cash surrender values due to a restructuring of this portfolio during the quarter.

     The components of net realized investment gains (losses) are shown in the following table.

	In thousands
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net gains (losses) from sales	$921	$(788)	$2,395	$(202)
Other-than-temporary impairment losses	(428)	(372)	(4,602)	(1,031)
Trading portfolio gains (losses)	828	650	643	113

Net realized investment gains (losses)	$1,321	$(510)	$(1,564)	$(1,120)

     In the third quarter of 2007 we recognized other-than-temporary impairment losses of $428,000 related to certain fixed maturity securities and a passive investment that we hold in a non-public investment pool. We also recognized impairment losses of $4.2 million in the first quarter of 2007 related to certain high yield asset backed bonds, particularly those with sub-prime loan exposures.
     Our investment income, although increased as compared to 2006, decreased by approximately $3.5 million as compared to net investment income for the 2007 second quarter. The primary reason for the decrease is a $2.3 million reduction in earnings from other investments, which includes a $1.5 million reduction in distributions from one of our investment funds. As previously discussed, earnings from business owned life insurance also decreased during the quarter, which reduced earnings as compared to the second quarter by approximately $500,000. Additionally, during the third quarter we sold the treasury indexed securities that primarily comprised our fixed maturity trading portfolio; these securities contributed a particularly favorable return during the second quarter.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our ownership interests in non-public investment entities accounted for on the equity basis. During the third quarter of 2007 two such investment entities reported losses for the quarter. Our income from these holdings varies from period to period.
Underwriting, Acquisition and Insurance Expenses

	$ in thousands
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change		2007	2006	Change

Underwriting, acquisition and insurance expenses	$27,439	$25,859	$1,580	6%	$79,913	$78,226	$1,687	2%

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change

Underwriting expense ratio	20.2%	17.3%	2.9	19.7%	18.2%	1.5
     Stock based compensation costs and the acquisition of PIC Wisconsin have increased our underwriting, operating and acquisition expenses in 2007. However, these increases have been largely offset by other expense reductions, the most significant being lower commissions and premium taxes due to reduced premium volume at our other insurance subsidiaries. Professional fees and guaranty fund assessments have also decreased.
     The increase in the underwriting expense ratio as compared to 2006 is due both to the overall increase in expenses, and to the detrimental effect on the ratio of lower premium volume in 2007. The PIC Wisconsin acquisition has little effect on the underwriting expense ratio because the increase in expenses is proportional to the increase in premium volume.

     Underwriting, acquisition and insurance expenses in 2007 and 2006 include stock based compensation expense of approximately $2.6 million and $850,000 for the third quarter of each year and $6.4 million and $3.8 million for the nine-month periods, respectively. Approximately $1.2 million and $980,000 of stock based compensation expense for the nine-month periods ended September 30, 2007 and 2006, respectively, relates to awards given to employees who are eligible for retirement. Awards issued to retirement eligible employees are expensed when granted rather than over the vesting period of the award.
     We awarded 100,000 options with a fair value of $1.8 million to our new CEO during the third quarter of 2007. As of September 30, 2007 the options are fully vested and have been fully expensed, resulting in an increase to the underwriting expense ratio of approximately 1.3 points for the quarter and approximately 0.4 points for the year to date period.
     Guaranty fund assessments totaled approximately $1.0 million and $890,000 for the three and nine months ended September 30, 2007 as compared to $314,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively. Included in Guaranty Fund expenses is an assessment by the Florida Insurance Guaranty Association, Inc. for $1.0 million for the three and nine months ended September 30, 2007 and $1.2 million for the nine months ended September 30, 2006. We will have the ability to recoup these assessments with a premium surcharge to our Florida insureds.
Interest Expense
     Interest expense increased for the three- and nine-month periods ended September 30, 2007 as compared to the same periods in 2006 primarily because we assumed $11.6 million of debt as a part of the PIC Wisconsin merger.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Statutory rate	35%	35%	35%	35%
Tax-exempt income	(7%)	(7%)	(7%)	(8%)
Other	—	—	—	1%

Effective tax rate	28%	28%	28%	28%

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
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of September 30, 2007.

	in millions, except duration
	September 30, 2007			December 31, 2006
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$2,922	$(274)	4.60	$2,911	4.31
100 basis point rise	$3,058	$(138)	4.55	$3,057	4.20
Current rate *	$3,196	$—	4.24	$3,185	3.89
100 basis point decline	$3,325	$129	3.79	$3,306	3.55
200 basis point decline	$3,445	$249	3.54	$3,422	3.51

*	Current rates are as of September 30, 2007 and December 31, 2006.
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
     ProAssurance’s cash and short-term investment portfolio at September 30, 2007 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of September 30, 2007, 98.8% of our fixed maturity securities are rated investment grade. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, even investment grade securities can rapidly deteriorate and result in significant losses.
     As of September 30, 2007, our fixed maturity securities include securities with a fair value of approximately $25.6 million (including unrealized losses of $1.8 million) that are supported by collateral classified as sub-prime, of which approximately 66% are AAA rated, 23% are AA+, and 11% are A. Additionally, we have approximately $4.2 million (including unrealized losses of $2.7 million) of exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of these securities is BB-.
Equity Price Risk
     At September 30, 2007 the fair value of our investment in common stocks was $21.4 million. These securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $23.4 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $19.3 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 10 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     See “Risk Factors” in Part 1, Item 1A of the 2006 Form 10K and in Part II, Item 1A of the June 30, 2007 Form 10Q.
The risk factor “Our revenues may fluctuate with insurance market conditions” is revised to the following:
     We derive a significant portion of our insurance premium revenue from medical malpractice risks. Our policy is to charge adequate premiums on risks that meet our underwriting standards. We have lowered our rates were warranted by loss costs improvements, however, some competitors may or are currently offering rates that are lower than we consider to be justified. Increased competition in our markets makes it difficult for us to develop new business and may reduce our retention of current business, although our retention has not eroded in 2007. Our competitors may be come even less disciplined in their pricing, or more permissive in their terms. We cannot predict whether, when or how market conditions will change, or the manner in which, or the extent to which any such changes may impact the results of our operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Items 2(a) and (b) are inapplicable.
     (c) Information required by Item 703 of Regulation S-K
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2007- July 31, 2007	193,118	$55.56	193,118	$119,256,076

August 1, 2007- August 31, 2007	203,442	$51.69	203,442	$108,735,790

September 1, 2007- September 30, 2007	—	$—	—	$108,735,790

Total	396,560	$53.57	396,560

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
November 6, 2007
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)