Form 10-K
period 2007-12-31
PROASSURANCE CORP
filed 2008-02-28
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2007,
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☑      No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐      No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑      No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐      No   ☑
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2007 was $1,692,091,431.
As of February 15, 2008, the registrant had outstanding approximately 32,203,785 shares of its common stock.

Documents incorporated by reference in this Form 10-K
(i)	The definitive proxy statement for the 2008 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	The MAIC Holdings, Inc. Registration Statement on Form S-4 (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439 is incorporated by reference into Part IV of this report.

(iv)	The Professionals Group, Inc. Registration Statement on Form S-4 (File No. 333-3138) is incorporated by reference into Part IV of this report.

(v)	The ProAssurance Corporation Registration Statement on Form S-4 (File No. 333-49378) is incorporated by reference into Party IV of this report.

(vi)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii)	The ProAssurance Corporation Annual Report on the Form 10-K for the year ended December 31, 2002 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(viii)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(ix)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(x)	The ProAssurance Corporation Registration Statement of Form S-4 (File No. 333-124156) is incorporated by reference in Part IV of this report.

(xi)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on November 4. 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report

(xii)	The ProAssurance Corporation Registration Statement of Form S-4 (File No. 333-131874) is incorporated by reference in Part IV of this report.

(xiii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 12, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring November 5, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

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
          In addition to federal filings on our website, we make available the financial statements we file with state regulators, news releases that we issue, and certain investor presentations. We believe these documents provide important additional information about our financial condition and operations.
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
Caution Regarding Forward-Looking Statements
          Any statements in this Form 10K that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, “anticipate”, “believe”, “estimate”, “expect”, “hope”, “hopeful”, “intend”, “may”, “optimistic”, “preliminary”, “potential”, “project”, “should”, “will” and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10K that are identified as giving our outlook on future business.
          Forward-looking statements relating to our business include among other things: statements concerning liquidity and capital requirements, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.

          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market area, that are worse than anticipated;

–	regulatory, legislative and judicial actions or decisions that adversely affect our business plans or operations;

–	inflation, particularly in loss costs trends;

–	changes in the interest rate environment;

–	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

–	changes in laws or government regulations affecting medical professional liability insurance;

–	changes to our ratings assigned by rating agencies;

–	the effects of changes in the health care delivery system;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of insurance/reinsurance;

–	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

–	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

–	changes in competition among insurance providers and related pricing weaknesses in our markets;

–	loss of independent agents;

–	our ability to purchase reinsurance and collect payments from our reinsurers;

–	increases in guaranty fund assessments;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board;

–	changes in our organization, compensation and benefit plans; and

–	our ability to retain and recruit senior management.
          Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in “Item 1A, Risk Factors” in this report and other documents we file with the Securities and Exchange Commission, such as our current reports on Form 8-K, and our regular reports on Forms 10-Q and 10-K.
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
Accident year: The accounting period in which an insured event becomes a liability of the insurer.
Admitted company; admitted basis: An insurance company licensed and authorized to do business in a particular state. An admitted company doing business in a state is said to operate on “an admitted basis” and is subject to all state insurance laws and regulations pertaining to its operations. (See: Non-admitted company)
Adverse selection: The tendency of those exposed to a higher risk to seek more insurance coverage than those at a lower risk. Insurers react either by charging higher premiums or not insuring at all, as in the case of floods. Adverse selection can be seen as concentrating risk instead of spreading it.
Agent: An individual or firm that represents an insurer under a contractual or employment agreement for the purpose of selling insurance. There are two types of agents: independent agents, who represent one or more insurance companies but are not employed by those companies and are paid on commission, and exclusive or captive agents, who by contract are required to represent or favor only one insurance company and are either salaried or work on commission. Insurance companies that use employee or captive agents are called direct writers. Agents are compensated by the insurance company whose products they sell. By definition, with respect to a given insurer, an agent is not a broker (See: Broker)
Alternative markets: Mechanisms used to fund self-insurance. This includes captives, which are insurers owned by one or more insureds to provide owners with coverage. Risk-retention groups, formed by members of similar professions or businesses to obtain liability insurance, are also a form of self-insurance.
Assets; admitted; non-admitted: Property owned, in this case by an insurance company, including stocks, bonds, and real estate. Because insurance accounting is concerned with solvency and the ability to pay claims, insurance regulators require a conservative valuation of assets, prohibiting insurance companies from listing assets on their balance sheets whose values are uncertain, such as furniture, fixtures, debit balances, and accounts receivable that are more than 90 days past due (these are non-admitted assets). Admitted assets are those assets that can be easily sold in the event of liquidation or borrowed against, and receivables for which payment can be reasonably anticipated.
Bodily injury: Physical harm, sickness, disease or death resulting from any of these.
Broker: An intermediary between a customer and an insurance company. Brokers typically search the market for coverage appropriate to their clients and they usually sell commercial, not personal, insurance. Brokers are compensated by the insureds on whose behalf they are working. With respect to a given insurer, a broker is not an agent. (See: Agent)
Bulk reserves: Reserves for losses that have occurred but have not been reported as well as anticipated changes to losses on reported claims. Bulk reserves are the difference between (i) the sum of case reserves and paid losses and (ii) an actuarially determined estimate of the total losses necessary for the ultimate settlement of all reported and incurred but not reported claims, including amounts already paid. (See: Case Reserves)
Capacity: For an individual insurer, the maximum amount of premium or risk it can underwrite based on its financial condition. The adequacy of an insurer’s capital relative to its exposure to loss is an important measure of solvency.
Capital: Stockholders’ equity (GAAP) and policyholders’ surplus (SAP). Capital adequacy is linked to the riskiness of an insurer’s business. (See: Risk-Based Capital, Surplus, Solvency)
Case reserves: Reserves for future losses for reported claims as established by an insurer’s claims department.

Casualty insurance: Insurance which is primarily concerned with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. (See: Professional liability insurance, Medical professional liability insurance)
Cede, cedant; ceding company: When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”
Claim: Written or oral demands, as well as civil and administrative proceedings.
Claims-made policy; coverage: A form of insurance that pays claims presented to the insurer during the term of the policy or within a specific term after its expiration. It limits a liability insurers’ exposure to unknown future liabilities. Under a claims-made policy, an insured event becomes a liability when the event is first reported to the insurer.
Combined ratio: The sum of the underwriting expense ratio and net loss ratio, determined in accordance with either SAP or GAAP.
Commission: Fee paid to an agent or insurance salesperson as a percentage of the policy premium. The percentage varies widely depending on coverage, the insurer, and the marketing methods.
Consent to settle: Clause provided in some professional liability insurance policies requiring the insurer to receive authority from an insured before settling a claim.
Damages; economic, non-economic and punitive: Monies awarded to a plaintiff or claimant. Economic damages are intended to compensate a plaintiff or claimant for quantifiable past and future losses, such as lost wages and/or medical costs. Non-economic damages are those awarded separately and apart from economic damages, that are intended to compensate the claimant or plaintiff for non-quantifiable losses such as pain and suffering or loss of consortium. Punitive damages are non-economic damages intended to punish the defendant for perceived outrageous conduct.
Direct premiums written: Premiums charged by an insurer for the policies that it underwrites, excluding any premiums that it receives as a reinsurer.
Direct writer(s): Insurance companies that sell directly to the public using exclusive agents or their own employees.
Domestic insurance company: Term used by a state to refer to any company incorporated there.
Excess & surplus lines; surplus lines: Property/casualty insurance coverage that isn’t generally available from insurers licensed in the state (See: Admitted company) and must be purchased from a “non-admitted company”. Examples include risks of an unusual nature that require greater flexibility in policy terms and conditions than exist in standard forms or where the highest rates allowed by state regulators are considered inadequate by admitted companies. Laws governing surplus lines vary by state.
Excess coverage; excess limits: An insurance policy that provides coverage limits above another policy with similar coverage terms, or above a self-insured amount.
Extended reporting endorsement: Also known as a “tail policy,” or “tail coverage.” Provides protection for future claims filed after a claims-made policy has lapsed. Typically requires payment of an additional premium, the “tail premium.” “Tail coverage” may also be granted if the insured becomes disabled, dies or permanently retired from the covered occupation (i.e., the practice of medicine in medical liability policies.)
Facultative reinsurance: A generic term describing reinsurance where the reinsurer assumes all or a portion of a single risk. Each risk is separately evaluated and each contract is separately negotiated by the reinsurer.
Financial Accounting Standards Board (FASB): An independent board that establishes and communicates standards of financial reporting and reporting in the United States.
Frequency: Number of times a loss occurs per unit of risk or exposure. One of the criteria used in calculating premium rates.

Front, fronting: A procedure in which a primary insurer acts as the insurer of record by issuing a policy, but then passes all or virtually all of the risk to a reinsurer in exchange for a commission. Often, the fronting insurer is licensed to do business in a state or country where the risk is located, but the reinsurer is not. The reinsurer in this scenario is often a captive or an independent insurance company that cannot sell insurance directly in a particular location.
Generally Accepted Accounting Principles; GAAP: A set of widely accepted accounting standards, set primarily by the Financial Accounting Standards Board (FASB), and used to standardize financial accounting of public companies.
Gross premiums written: Total premiums for direct insurance written and assumed reinsurance during a given period. The sum of direct and assumed premiums written.
Guaranty fund; assessment(s): The mechanism by which all 50 states, the District of Columbia and Puerto Rico ensure that solvent insurers fund the payment of claims against insurance companies that fail. The type and amount of claim covered by the fund varies from state to state.
Incurred but not reported (IBNR): Actuarially estimated reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer including unknown future developments on losses which are known to the insurer or reinsurer. Insurance companies regularly adjust reserves for such losses as new information becomes available.
Incurred losses: Losses covered by the insurer within a fixed period, whether or not adjusted or paid during the same period, plus changes in the estimated value of losses from prior periods.
Insolvent; insolvency: Insurer’s inability to pay debts. Typically the first sign of problems is inability to pass the financial tests regulators administer as a routine procedure. (See: Risk-based capital)
Investment income: Income generated by the investment of assets. Insurers have two sources of income, underwriting (premiums less claims and expenses) and investment income.
Liability insurance: A line of casualty insurance for amounts a policyholder is legally obligated to pay because of bodily injury or property damage caused to another person. (See: Bodily Injury, Casualty insurance, Professional liability insurance, Medical professional liability insurance)
Limits: The maximum amount payable under an insurance policy for a covered loss.
Long-tail: The long period of time between collecting the premium for insuring a risk and the ultimate payment of losses. This allows insurance companies to invest the premiums until losses are paid, thus producing a higher level of invested assets and investment income as compared to other lines of property and casualty business. Medical professional liability is considered a long tail line of insurance. (See: Medical professional liability, Professional liability)
Loss adjustment expenses (LAE): The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.
Loss costs: The portion of an insurance rate used to cover claims and the costs of adjusting claims. Insurance companies typically determine their rates by estimating their future loss costs and adding a provision for expenses, profit, and contingencies.
Loss ratio: The ratio of incurred losses and loss-adjustment expenses to net premiums earned. This ratio helps measure the company’s underlying profitability, or loss experience, on its total book of business.
Loss reserves: Liabilities established by insurers to reflect the estimated cost of claims payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance or reinsurance it has written. They represent a liability on the insurer’s balance sheet.
Medical malpractice: An act or omission by a health care provider that falls below a recognized standard of care. (See: Standard of Care)
Medical professional liability insurance: Insurance for the legal liability of an insured (and against loss, damage or expense incidental to a claim of such liability) arising out of death, injury or disablement of a person as the result of negligent deviation from the standard of care or other misconduct in rendering professional service.

National Association of Insurance Commissioners: Generally referred to as the “NAIC.” The organization of insurance regulators from the 50 states, the District of Columbia and the four U.S. territories. The NAIC provides a forum for the development of uniform policy when uniformity is appropriate.
Net losses: Incurred losses and loss adjustment expenses for the period, net of anticipated reinsurance recoveries for the period.
Net loss ratio: The net loss ratio measures the ratio of net losses and loss adjustment expenses to net earned premiums determined in accordance with SAP or GAAP.
Net paid losses: Paid losses and loss adjustment expenses for the period, net of related reinsurance recoveries.
Net premium earned: The portion of net premium that is recognized for accounting purposes as income during a particular period. Equal to net premiums written plus the change in net unearned premiums during the period.
Net premiums written: Gross premiums written for a given period less premiums ceded to reinsurers during such period.
Non-admitted company; basis: Insurers licensed in some states, but not others. States where an insurer is not licensed call that insurer “non-admitted.” Non-admitted companies sell coverage that is unavailable from licensed insurers within a state and are generally exempt from most state laws and regulations related to rates and coverages. Policyholders of such companies generally do not have the same degree of consumer protection and financial recourse as policyholders of admitted companies. Non-admitted companies are said to operate on a “non-admitted” basis.
Nose coverage: See: Prior acts coverage.
Occurrence policy; coverage: Insurance that pays claims arising out of incidents that occur during the policy term, even if they are filed many years later. Under an occurrence policy the insured event becomes a liability when the event takes place.
Operating ratio: The operating ratio is the combined ratio, less the ratio of investment income (exclusive of realized gains and losses) to net earned premiums, if determined in accordance with GAAP. While the combined ratio strictly measures underwriting profitability, the operating ratio incorporates the effect of investment income.
Paid loss ratio: The ratio of net paid losses to net premiums earned. (See Loss ratio)
Paid to incurred ratio: The ratio of net paid losses to net incurred losses.
Policy: A written contract for insurance between an insurance company and policyholder stating details of coverage.
Premium: The price of an insurance policy; typically charged annually or semiannually.
Premiums written: The total premiums on all policies written by an insurer during a specified period of time, regardless of what portions have been earned.
Premium tax: A state tax on premiums for policies issued in the state, paid by insurers.
Primary company: In a reinsurance transaction, the insurance company that is reinsured.
Prior acts coverage: An additional coverage for claims-made policies, optionally made available by an insurer, that covers an insured for claims that occurred, but were not reported prior to the inception date, or retroactive date, of the policy. Sometimes called “Nose Coverage.”
Professional liability insurance: Covers professionals for negligence and errors or omissions that cause injury or economic loss to their clients. (See: Casualty insurance, Liability insurance, Medical professional liability insurance)
Property casualty insurance: Covers damage to or loss of policyholders’ property and legal liability for damages caused to other people or their property.

Rate: The cost of insurance for a specific unit of exposure, such as for one physician. Rates are based primarily on historical loss experience for similar risks and may be regulated by state insurance offices.
Rating agencies: These agencies assess insurers’ financial strength and viability to meet claims obligations. Some of the factors considered include company earnings, capital adequacy, operating leverage, liquidity, investment performance, reinsurance programs, and management ability, integrity and experience. A high financial rating is not the same as a high consumer satisfaction rating.
Reinsurance: Insurance bought by insurance companies. In a reinsurance contract the reinsurer agrees to indemnify another insurance or reinsurance company, the ceding company, against all or a portion of the insurance or reinsurance risks underwritten by the ceding company under one or more policies. Reinsurers don’t pay policyholder claims. Instead, they reimburse insurers for claims paid.
Reinsured layer; retained layer: The retained layer is the cumulative portion of each loss, on a per-claim basis, which is less than an insurer’s reinsurance retention for a given coverage year. Likewise, the reinsured layer is the cumulative portion of each loss that exceeds the reinsurance retention. (See: Reinsurance, Retention)
Reserves: A company’s best estimate of what it will pay at some point in the future, for claims for which it is currently responsible.
Retention: The amount or portion of risk that an insurer retains for its own account. Losses in excess of the retention level up to the outer limit, if any, are paid by the reinsurer. In proportional treaties, the retention may be a percentage of the original policy’s limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.
Retroactive date: Applicable only to claims-made policies. Claims that have occurred and have not been reported prior to this date are excluded from coverage. The retroactive date is generally the date coverage was first afforded to an insured by a company under a claims-made policy form, unless extended into the past by Prior Acts Coverage. (See: Prior Acts Coverage)
Return on equity: Net Income (or if applicable, Income from Continuing Operations) divided by the average of beginning and ending stockholders’ equity. This ratio measures a company’s overall after-tax profitability from underwriting and investment activity and shows how efficiently invested capital is being used.
Risk-Based Capital (RBC): A regulatory measure of the amount of capital required for an insurance company, based upon the volume and inherent riskiness of the insurance sold, the composition of its investment portfolio and other financial risk factors. Higher-risk types of insurance, liability as opposed to property business, generally necessitate higher levels of capital. The NAIC’s RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the level of surplus falls below a minimum amount as determined under the model law. (See: National Association of Insurance Commissioners)
Risk management: Management of the varied risks to which a business firm or association might be subject. It includes analyzing all exposures to gauge the likelihood of loss and choosing options to better manage or minimize loss. These options typically include reducing and eliminating the risk with safety measures, buying insurance, and self-insurance.
Self-insurance: The concept of assuming a financial risk oneself, instead of paying an insurance company to take it on. Every policyholder is a self-insurer in terms of paying a deductible and co-payments. Larger policyholders often self-insure frequent or predictable losses to avoid insurance overhead expenses.
Severity: The average claim cost, statistically determined by dividing dollars of losses by the number of claims.
Solvent; solvency: Insurance companies’ ability to pay the claims of policyholders. Regulations to promote solvency include minimum capital and surplus requirements, statutory accounting conventions, limits to insurance company investment and corporate activities, financial ratio tests, and financial data disclosure.

Standard of care: The standard by which negligence is determined. The degree of skill associated with the activities and treatment from a reasonable, prudent, ordinary practitioner acting under the same or similar circumstances.
Statement of Financial Accounting Standards (SFAS): A formal document issued by the Financial Accounting Standards Board (FASB), which details accounting standards and guidance on selected accounting policies set out by the FASB.
Statutory Accounting Principles; SAP: More conservative standards than under GAAP accounting rules, they are imposed by state laws that emphasize the present solvency of insurance companies. SAP helps ensure that the company will have sufficient funds readily available to meet all anticipated insurance obligations by recognizing liabilities earlier or at a higher value than GAAP and assets later or at a lower value. For example, SAP requires that selling expenses be recorded immediately rather than amortized over the life of the policy. (See: Generally Accepted Accounting Principles, Admitted assets)
Surplus; statutory surplus: The excess of assets over total liabilities (including loss reserves) that protects policyholders in case of unexpectedly high claims. “Statutory Surplus” is determined in accordance with Statutory Accounting Principles.
Tail: The period of time that elapses between the occurrence of the loss event and the payment in respect thereof.
Tail coverage: See: Extended Reporting Endorsement
Third-party coverage: Liability coverage purchased by the policyholder as a protection against possible lawsuits filed by a third party. The insured and the insurer are the first and second parties to the insurance contract.
Tort: A civil wrong which may result in damages.
Treaty reinsurance: The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a ''treaty’’) between a primary insurer and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.
Underwriting: The insurer’s or reinsurer’s process of reviewing applications submitted for insurance coverage, deciding whether to accept all or part of the coverage requested and determining the applicable premiums.
Underwriting expense ratio: Under GAAP, the ratio of underwriting, acquisition and other insurance expenses incurred to net premiums earned (for SAP, the ratio of underwriting expenses incurred to net premiums written.)
Underwriting expenses: The aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations.
Underwriting income; loss: The insurer’s profit on the insurance sales after all expenses and losses have been paid, before investment income or income taxes. When premiums aren’t sufficient to cover claims and expenses, the result is an “underwriting loss.”
Underwriting profit: The amount by which net earned premiums exceed claims and expenses. (See: Underwriting Income)
Unearned premium: The portion of premium that represents the consideration for the assumption of risk for a future period. Such premium is not yet earned since the risk has not yet been assumed. May also be defined as the pro-rata portion of written premiums that would be returned to policyholders if all policies were terminated by the insurer on a given date.

Business Overview
          We operate in a single business segment principally in the Mid-Atlantic, Midwest and Southern United States. We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities. We also have a small book of legal professional liability business in the Midwest.
          Our top five states represented 55% of our gross premiums written for the year ended December 31, 2007. The following table shows our gross premiums written in these states for each of the periods indicated.

	Gross Written Premiums-Years Ended December 31
	($ in thousands)
	2007		2006(2)		2005(2)

Alabama	$95,641	17%	$102,998	18%	$111,462	19%
Ohio	89,607	16%	106,267	18%	131,102	23%
Florida	41,291	8%	53,469	9%	61,341	11%
Michigan	41,092	7%	43,757	8%	46,741	8%
Wisconsin(1)	40,680	7%	10,702	2%	52	—
All other states	240,763	45%	261,790	45%	222,262	39%

Total	$549,074	100%	$578,983	100%	$572,960	100%

(1)	Not a top five state in 2006 and 2005

(2)	Indiana was included in the top five states in 2006 and 2005 (gross premiums written of $40,335 and $41,129, respectively)
          We believe we differentiate ourselves from our competitors in several ways. Our financial strength, commitment to a local market presence and personal service, and commitment to our physician heritage have allowed us to establish what we believe to be a leading position in our markets, thus enabling us to effectively compete on a basis other than just price.
          We maintain 15 local claims and/or underwriting offices to ensure that we have a local presence in the markets we serve. We believe this emphasis on local knowledge allows us to maintain active relationships with our customers and be more responsive to their needs.
          We believe our local knowledge also allows us to be more effective in evaluating claims because we have a detailed understanding of the medical and legal climates of each market. We also believe our insureds value our willingness and ability to defend non-meritorious claims.
          Using our local knowledge and our experienced underwriting staff, we rigorously underwrite each application for coverage to ensure that we understand the risks we accept, and are able to develop an adequate price for that risk. By charging rates we believe to be adequate, we seek to maintain the strong financial position that allows us to protect our customers in the long-term.
Corporate Organization and History
          We were incorporated in Delaware in June 2001. Our core operating subsidiaries are The Medical Assurance Company, Inc., ProNational Insurance Company, NCRIC, Inc., Physicians Insurance Company of Wisconsin, Inc., and Red Mountain Casualty Insurance Company, Inc. We also write a limited amount of medical professional liability insurance through Woodbrook Casualty Insurance, Inc. (formerly Medical Assurance of West Virginia, Inc.), which we consider to be a non-core operating subsidiary.
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

          Professionals Group, Inc. which was combined with Medical Assurance to form ProAssurance, traces its roots to the Brown-McNeeley Fund, which was founded by the State of Michigan in 1975 to provide medical professional liability insurance to physicians. Physicians Insurance Company of Michigan, which ultimately became ProNational Insurance Company, was founded in 1980 to assume the business of the Fund. That company also expanded through internal growth and the acquisition of a book of business in Illinois and the acquisition of professional liability insurers in Florida and Indiana.
Recent Developments
          In early July 2003 we received $104.6 million from the issuance of 3.9% Convertible Debentures, due June 2023, having a face value of $107.6 million. We utilized a substantial portion of the net proceeds from the sale of the Convertible Debentures to repay an outstanding term loan. We used the balance of the net proceeds from the sale of the Convertible Debentures for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support the growth in insurance operations.
          In April and May 2004, we received net proceeds of $44.9 million from the issuance of $46.4 million of trust preferred securities. These trust preferred securities have a 30-year maturity and are callable at par in December 2009. The interest rate on these securities adjusts quarterly to the 3-month London Interbank Offered Rate (LIBOR) plus 385 basis points. We used the balance of the net proceeds from the sale of the trust preferred securities for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support the growth in insurance operations. See Note 10 to the Consolidated Financial Statements for more information regarding the Convertible Debentures and the trust preferred securities.
          On January 4, 2006 we sold our personal lines operations (the MEEMIC companies), effective January 1, 2006, for $400 million before taxes and transaction expenses. We recognized a gain on the sale in the first quarter of 2006 of $109.4 million after consideration of sales expenses and estimated taxes. Sale proceeds are available to support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Additional information regarding the sale of the MEEMIC companies is provided in Note 3 to the Consolidated Financial Statements.
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
          These acquisitions strategically expanded our geographic footprint and were in keeping with our desire to expand our professional liability operations through selective acquisitions. A more detailed description of the merger transactions is included in Note 2 to the Consolidated Financial Statements included herein.
          Effective July 1, 2007 A. Derrill Crowe, M.D. retired as Chief Executive Officer (CEO), and remains as non-executive Chairman of our Board. The Board of Directors elected W. Stancil Starnes to succeed Dr. Crowe as CEO. Mr. Starnes formerly served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, and was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims.
          In April 2007 our Board of Directors authorized $150 million to be used for the repurchase of our common stock and debt securities. On December 4, 2007 we redeemed in cash the outstanding debentures of NCRIC using $15.5 million of our outstanding authorization. These securities became our obligation when we acquired NCRIC. As of January 31, 2008 we have also used $67.1 million of that authorization to repurchase 1.2 million shares of our stock.

Products and Services
          We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities. We also have a small book of legal professional liability business in the Midwest. We generate the majority of our premiums from individual and small group practices, but also insure large physician groups as well as hospitals. While most of our business is written in the standard market, we also offer medical professional liability insurance on an excess and surplus lines basis. We also offer professional office package and workers’ compensation insurance products in connection with our medical professional liability products. We are licensed to do business in every state but Connecticut, Maine, New Hampshire, New York and Vermont.
Marketing
          We utilize both direct marketing and independent agents to write our business. For the year ended December 31, 2007, we estimate that approximately 69% of our gross premiums written were produced through independent insurance agencies. These local agencies usually have producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance products. No single agent or agency accounts for more than 10% of our total direct premiums written.
          Our marketing is primarily directed to individual physicians, and those in smaller groups. We generally do not target large physician groups or facilities because of the difficulty in underwriting the individual risks within those groups and because their purchasing decisions are more focused on price. Our marketing emphasizes:
–	excellent claims service,

–	the sponsorship of risk management education seminars as an accredited provider of continuing medical education,

–	risk management consultation, loss prevention seminars and other educational programs,

–	legislative oversight and active support of proposed legislation we believe will have a positive effect on liability issues affecting the healthcare industry,

–	the dissemination of newsletters and other printed material with information of interest to the healthcare industry, and

–	endorsements by, and attendance at meetings of medical societies and related organizations.
          These communications and services demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds. We believe that a local presence in our markets enables us to effectively provide these communications and services, all of which have helped us gain exposure among potential insureds.
Underwriting
          Our underwriting process is driven by individual risk selection rather than by the size or other attributes of an account. Our pricing decisions are focused on achieving rate adequacy. We assess the quality and pricing of the risk, emphasizing loss history, practice specialty and location in making our underwriting decision. Our underwriters work closely with our local claims departments. This includes consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.
          Our underwriting focuses on knowledge of local market conditions and legal environments through our six regional underwriting offices located in Alabama, Indiana, Missouri, Michigan, the District of Columbia, and Wisconsin.
          Our underwriters work with our field marketing force to identify business that meets our established underwriting standards and to develop specific strategies to write the desired business. In performing this assessment, our underwriters may also consult with internal actuaries regarding loss trends and pricing and utilize loss-rating models to assess the projected underwriting results of certain insured risks.
          Our underwriters are also assisted by our local medical advisory committees that operate in our key states. These committees are comprised of local physicians, dentists and representatives of hospitals and healthcare entities and help us maintain close ties to the medical communities in these states, provide information on the practice of medicine in each state and provide guidance on critical underwriting issues.
Claims Management
          We have 15 claims offices located in Alabama (2), Delaware, Florida (2), Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio (2), Virginia, the District of Columbia, and Wisconsin so that we can provide localized and timely attention to claims. We offer our insureds a strong defense of claims that we believe are non-meritorious or those we believe cannot be settled by reasonable, good faith negotiations. Many of these claims are resolved by jury verdict, and we engage experienced trial attorneys in each venue to handle the litigation in defense of our policyholders.
          Our claims department promptly and thoroughly investigates the circumstances surrounding a reported claim against an insured. As we investigate, our claims department establishes the appropriate case reserves for each claim. Thereafter, we monitor development of new information about the claim and adjust the case reserve as appropriate.
          Through our investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable good faith settlement or aggressively defend the claim. If the claim is defended, our claims department carefully manages the case, including selecting defense attorneys who specialize in professional liability defense and obtaining medical, legal and/or other expert professionals to assist in the analysis and defense of the claim. As part of the evaluation and preparation process for medical professional liability claims, we meet regularly with medical advisory committees in our key states to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.
          We believe that our claims philosophy contributes to lower overall loss costs and results in greater customer loyalty. The success of this claims philosophy is based on our access to attorneys who have significant experience in the defense of professional liability claims and who are able to defend claims in an aggressive, cost-efficient manner.
Investments
          The majority of our assets are held in the operating insurance companies. We oversee our investments to ensure that we apply a consistent management strategy to the entire portfolio.
          Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset class they are responsible for managing, subject to our investment policy and oversight. See Note 4 to the Consolidated Financial Statements for more detail on our investments.
Rating Agencies
          Our claims-paying ability and financial strength are regularly evaluated and rated by two major rating agencies, A. M. Best and Fitch. In developing their claims-paying ratings, these agencies evaluate an insurer’s ability to meet its obligations to policyholders. While these ratings may be of interest to shareholders, these are not ratings of securities nor a recommendation to buy, hold or sell any security.

          The following table presents the ratings of our group and our core subsidiaries as of February 28, 2008:

Company / Rating
Red
	ProAssurance	Medical		PIC		Mountain	Woodbrook
Rating Agency	Group	Assurance	NCRIC	Wisconsin	ProNational	Casualty	Casualty

Fitch	A	A	A	A	A	A	A
(www.fitchratings.com)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)

A. M. Best	A-	A-	B++	A-	A-	A-	B
(www.ambest.com)	(Excellent)	(Excellent)	(Good)	(Excellent)	(Excellent)	(Excellent)	(Fair)
          The rating process is dynamic and ratings can change. If you are seeking updated information about our ratings, please visit the rating agency websites listed in the table.
Competition
          Competition depends on a number of factors including pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions. Many of these factors, such as market conditions and regulatory conditions are beyond our control. However, for those factors within our control, such as service quality, market commitment, financial strength and stability, we believe we have competitive strengths that make us a viable competitor in those states where we are currently writing insurance.
          We believe that we have a competitive advantage due to our financial stability, local market presence, service quality, size, geographic scope and name recognition, as well as our heritage as a policyholder-founded company with a long-term commitment to the professional liability insurance industry. We have achieved these advantages through our balance sheet strength, claims defense expertise, strong ratings and ability to deliver a high level of service to our insureds and agents. We believe that these competitive strengths make us a viable competitor in the states where we are currently writing insurance.
          We compete with many insurance companies and alternative insurance mechanisms such as risk retention groups or self-insuring entities. Many of our competitors concentrate on a single state and have an extensive knowledge of the local markets. We also compete with several large national insurers whose financial strength and resources may be greater than ours. The following table shows the top five companies that we believe are our direct competitors, based on 2006 Direct Written Premiums (latest NAIC data available) in our business footprint.

Competitors
Medical Protective (Berkshire Hathaway)
ISMIE Mutual Group
MAG Mutual Group
State Volunteer Mutual Ins Co.
Health Care Indemnity Inc.
          Improvements in loss cost trends have allowed us to reduce rates in certain markets and offer targeted new business and renewal retention programs in selected markets. While both actions improve policyholder retention, they decrease our average premiums. While we reflect loss cost trends in our pricing, we have chosen not to aggressively compete on price alone, and we have not compromised our commitment to strict underwriting.
          In spite of these reductions we have lost some insureds due to aggressive price-based competition which we face in virtually all of our markets. This competition comes mostly from established insurers that are willing to write coverage at rates that we believe do not meet our long-term profitability goals. We believe many competitors are also employing less-stringent underwriting standards than they have in the past and they appear to be offering more liberal coverage options.
          We have also lost insureds as some physicians and hospitals have entered into alternative risk transfer mechanisms. Historically, these alternatives have been less attractive when prices soften in the traditional insurance markets.
          If competitors become less disciplined in their pricing, or more permissive in their coverage terms, we would expect to lose additional business because our ongoing commitment to adequate rates and strong underwriting standards affects our willingness to write new business and to renew existing business in the face of this price-based competition. The combined effects of lower rates and the challenges of writing new business are expected to cause our gross written premiums to continue to decline in 2008.
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
Statutory Accounting and Reporting
          Insurance companies are required to file detailed quarterly and annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with Statutory Accounting Principles (SAP). Insurance regulators periodically examine each insurer’s financial condition, adherence to SAP, and compliance with insurance department rules and regulations.
Regulation of Dividends and Other Payments from Our Operating Subsidiaries
          Our operating subsidiaries are subject to various state statutory and regulatory restrictions which limit the amount of dividends or distributions an insurance company may pay to its shareholders without prior regulatory approval. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
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
          The regulations governing District of Columbia insurers, which have jurisdiction over NCRIC, deems a dividend to be extraordinary if the combined dividends and distributions made in any 12 month period exceeds the lesser of:
•	net income less capital gains; or

•	10% surplus at the prior calendar year end.
          The regulations governing Wisconsin insurers deems a dividend to be extraordinary if the amount exceeds the lesser of:
•	10% of a company’s capital and surplus as of December 31 of the preceding year; or

•	the greater of:
•	Statutory net income for the preceding calendar year, minus realized capital gains for that calendar year; or

•	The aggregate of statutory net income for the three previous calendar years minus realized capital gains for those calendar years, minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.
          If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be a detriment to such insurance company’s policyholders, the regulators may prohibit such payments that would otherwise be permitted.
Risk-Based Capital
          In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (NAIC) specifies risk-based capital (RBC) requirements for property and casualty insurance companies. At December 31, 2007, all of ProAssurance’s insurance subsidiaries exceeded the minimum RBC levels.

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
Changes in Legislation and Regulation
          In recent years, the insurance industry has been subject to increased scrutiny by regulators and legislators. The NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems.
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
          While the effects of tort reform would appear to be beneficial to our business generally, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition.
          In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to raise or maintain rates at adequate levels. Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state sponsored malpractice insurance entities that could remove some physicians from the private insurance market.

          We continue to monitor developments on a state-by-state basis, and make business decisions accordingly. Several of the states in which we operate, notably Georgia, Florida, Illinois, Missouri, Ohio, Texas, and West Virginia, have passed tort reform, but these laws have yet to materially affect our business. In many of these states there are active challenges to tort reform and historically, many tort reform laws have been invalidated in the appeals process.
•	In 2007 a Circuit Court in Illinois struck down that state’s tort reforms. We anticipate that a final ruling on the constitutionality of the tort reform package will be made by Illinois’ Supreme Court sometime in the next 18 months.

•	A Circuit Court in Oklahoma struck down that state’s tort reforms in January 2008. That ruling will be appealed and we expect a ruling from that state’s Supreme Court within 18 months.

•	Wisconsin’s caps on non-economic damages were ruled unconstitutional in 2005, and in 2006 the legislature enacted a new law that re-established caps on non-economic damages at $750,000.
          We believe there will be continuing court challenges in all states in the coming years.
          Tort reform proposals are considered from time-to-time at the Federal level. This legislation has had the backing of the Bush administration and passed the House of Representatives in 2007, as in prior legislative sessions, but has never been approved in the Senate. We do not believe there will be Federal tort reform in the foreseeable future. As in the states, passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
          Healthcare reform could alter the healthcare delivery system or reimbursement plans. This could have a material adverse effect on our business if it results in changes in how health care providers insure their medical malpractice risks. A broad range of healthcare reform measures has been suggested, and public discussion of such measures will likely continue in the future, especially during the 2008 presidential campaign. Proposals have included, among others, spending limits, price controls, limiting increases in insurance premiums and/or health savings accounts, limiting the liability of doctors and hospitals for tort claims, imposing liability on institutions rather than physicians, and restructuring the healthcare insurance system. We cannot predict which, when, or if any reform proposals will be adopted or what effect they may have on our business.
          In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment that have negatively affected or threatened to affect the practices and economic independence of our insureds. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with larger organizations.
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
Employees
          At December 31, 2007, we had 587 employees, none of whom are represented by a labor union. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS.
          There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. Some of these factors are described below, while others having to do with operational, liquidity, interest rate and other variables, are described elsewhere in this report. Any factor described in this report could by itself, or together with one or more factors, have a negative effect on our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
Our operating results may be affected if actual insured losses differ from our loss reserves.
          Due to the size of our reserve for loss and loss adjustment expenses, even a small percentage adjustment to the assumptions we make in establishing our reserve can have a material effect on our results of operations for the period in which the change is made. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:
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
          Our loss reserves also may be affected by court decisions that expand liability on our policies after they have been issued and priced. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, the risk of incurring a loss that could have a material adverse affect on reserves increases as the number of cases being litigated to a jury verdict increases.
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
          Our principal operating subsidiaries hold favorable financial strength ratings with A.M. Best and Fitch. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business.
          The following table presents the ratings of our group and our core subsidiaries as of February 28, 2008:

Company / Rating

Red
	ProAssurance	Medical		PIC		Mountain	Woodbrook
Rating Agency	Group	Assurance	NCRIC	Wisconsin	ProNational	Casualty	Casualty

Fitch	A	A	A	A	A	A	A
(www.fitchratings.com)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)

A. M. Best	A-	A-	B++	A-	A-	A-	B
(www.ambest.com)	(Excellent)	(Excellent)	(Good)	(Excellent)	(Excellent)	(Excellent)	(Fair)
          The rating process is dynamic and ratings can change. If you are seeking updated information about our ratings, please visit the rating agency websites listed in the table.
We operate in a highly competitive environment.
          The property and casualty insurance business is highly competitive. We compete with large national property and casualty insurance companies, locally-based specialty companies, self-insured entities and alternative risk transfer mechanisms (such as captive insurers and risk retention groups) whose activities are directed to limited markets in which they have extensive knowledge. Competitors include companies that have substantially greater financial resources than we do, as well as mutual companies and similar companies not owned by shareholders whose return on equity objectives may be lower than ours.
          Competition in the property and casualty insurance business is based on many factors, including premiums charged and other terms and conditions of coverage, services provided, financial ratings assigned by independent rating agencies, claims services, reputation, financial strength and the experience of the insurance company in the line of insurance to be written. Increased competition could adversely affect our ability to attract and retain business at current premium levels and reduce the profits that would otherwise arise from operations.
Our revenues may fluctuate with insurance market conditions.
          We derive a significant portion of our insurance premium revenue from medical malpractice risks. Our policy is to charge adequate premiums on risks that meet our underwriting standards. We have lowered our rates where warranted by loss cost improvements, however, some competitors may, or are currently offering, rates that are lower than we consider to be justified. Increased competition in our markets makes it difficult for us to develop new business and may reduce our retention of current business, although our retention has not eroded significantly in the past year. Our competitors may become even less disciplined in their pricing, or more permissive in their terms. We cannot predict whether, when, or how market conditions will change, or the manner in which, or the extent to which, any such changes may have an adverse effect on the results of our operations.
Our investment results will fluctuate as interest rates change.
          Our investment portfolio is primarily comprised of interest-earning assets. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our stockholders’ equity, income and/or cash flows. Our total investments at December 31, 2007 were $3.6 billion, of which $3.2 billion was invested in fixed maturities. Unrealized pre-tax net investment gains on investments in available-for- sale fixed maturities were approximately $18.4 million at December 31, 2007.
          At December 31, 2007, we held equity investments having a fair value of $7.6 million in an available-for-sale portfolio and held additional equity securities having a fair value of $14.2 million in a trading portfolio. The fair value of these securities fluctuates depending upon company specific and general market conditions.
          Any decline in the fair value of available-for-sale securities that we determine to be other-than-temporary will reduce our current period net income. Any changes in the fair values of trading securities, whether unrealized/realized gains or losses, will be included in current period net income.
Our investments are subject to prepayment and credit risk.
          Our portfolio holds mortgage backed securities which are subject to prepayment risk. A prepayment is the unscheduled return of principal. As rates decline, and the opportunity for mortgage refinancing increases, the length of time we hold our mortgage backed securities may decrease due to prepayments. Prepayments may cause us to reinvest cash flows at lower yields than currently recognized. Conversely, as rates increase, and mortgage refinancing opportunities lessen, the length of time we hold our mortgage backed securities may increase, causing us to not reinvest cash flows at then higher available yields.
          Our portfolio holds asset backed securities which consist of securitizations of underlying loans collateralized by homes, autos, credit card receivables, commercial properties, hotels, and multi-family housing. In addition to interest rate fluctuations, asset backed security values are subject to the existence of US Government or Government-Sponsored Enterprise guarantees, the value and cash flows of the underlying collateral, and the security’s seniority in the securitization’s capital structure. Approximately 29% of our fixed maturities are asset backed securities, all of which are investment grade, (97% AAA, 2% AA, 1% A) as determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s and Fitch). Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings are subject to error by the agencies, therefore, we may be subject to additional credit exposure should the rating be misstated.
          We have direct exposure to asset backed securitizations that we classify as sub-prime. (See Item 7 for details). We have no exposure to sub-prime loans through collateralized debt obligations (CDOs).
Changes in healthcare could have a material affect on our operations.
          Proposals have included, among others, spending limits, price controls, limiting increases in insurance premiums and/or health savings accounts, limiting the liability of doctors and hospitals for tort claims, imposing liability on institutions rather than physicians, and restructuring the healthcare insurance system. We cannot predict which, when, or if any reform proposals will be adopted or what effect they may have on our business.
          In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment that have negatively affected or threatened to affect the practices and economic independence of our insureds. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with larger organizations.
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
          We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed under Item 1, “Insurance Regulatory Matters” on page 17.
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
          We could be sued for allegedly acting in bad faith during our handling of a claim. The damages in actions for bad faith may include amounts owed by the insured in excess of the policy limits as well as consequential and punitive damages. Awards above policy limits are possible whenever a case is taken to trial, and they have been more common in recent years. Historically, we have been successful in resolving actions alleging bad faith on terms that have no material adverse effect on our financial condition and results of operations. These actions have the potential to have a material adverse effect on our financial condition and results of operations.
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
          While the effects of tort reform would appear to be beneficial to our business generally, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition.
          In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to raise or maintain rates at adequate levels. Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state sponsored malpractice insurance entities that could remove some physicians from the private insurance market.
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
          We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results would be adversely affected. At December 31, 2007 our reinsurance recoverable on unpaid losses is $ 327 million and our receivable from reinsurers on paid losses, which is classified as a part of Other Assets, is $40 million.
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

          Net property and casualty guaranty fund assessments incurred by us totaled $553,000 and $2.6 million for 2007 and 2006, respectively. Our policy is to accrue for the insurance insolvencies when notified of assessments. We are not able to reasonably estimate the liabilities of an insolvent insurer or develop a meaningful range of the insolvent insurer’s liabilities because of inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds.
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
          Our board of directors regularly reviews succession planning relating to our Chief Executive Officer as well as other senior officers. Mr. Starnes, our Chief Executive Officer, has indicated to the board that he has no immediate plans for retirement.
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
ITEM 3. LEGAL PROCEEDINGS.
          Our insurance subsidiaries are involved in various legal actions, a substantial number of which arise from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on our financial position or results of operations. See Note 9 to the Consolidated Financial Statements included herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION
          The executive officers of ProAssurance Corporation (ProAssurance) serve at the pleasure of the Board of Directors. We have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. In total, our senior management team has average experience in the insurance industry of 19 years. Following is a brief description of each executive officer of ProAssurance, including their principal occupation and employment during the last five years.

W. Stancil Starnes	Mr. Starnes was appointed as Chief Executive Officer of ProAssurance effective July 2, 2007. Mr. Starnes served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm from October, 2006 to May, 2007. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, and was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims. (Age 59)

Victor T. Adamo	Mr. Adamo has been the President of ProAssurance since its inception. Mr. Adamo first joined the predecessor of Professionals Group (PICOM Insurance Company) in 1985 as general counsel and was elected CEO in 1987. From 1975 to 1985, Mr. Adamo was in private legal practice and represented the company in corporate legal matters. Mr. Adamo is a Chartered Property Casualty Underwriter. (Age 59)

Howard H. Friedman	Mr. Friedman is a Co-President of our Professional Liability Group, a position he has held since October 2005, and is also our Chief Underwriting Officer. Mr. Friedman has served in a number of positions for ProAssurance, most recently as Chief Financial Officer and Corporate Secretary. He was also the Senior Vice President, Corporate Development of Medical Assurance. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 49)

Jeffrey P. Lisenby	Mr. Lisenby was appointed as a Senior Vice President in December 2007 and has served as our Corporate Secretary since January 1, 2006. Mr. Lisenby joined Medical Assurance, the predecessor to ProAssurance, in 2001 and has served as Vice President and head of the corporate Legal Department since the creation of ProAssurance. Prior to joining Medical Assurance, he was in private practice in Birmingham, Alabama and served as a judicial clerk for the United States District Court for the Northern District of Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 39)

James J. Morello	Mr. Morello was appointed as a Senior Vice President, Chief Accounting Officer and Treasurer in June 2001. Mr. Morello has been Senior Vice President and Treasurer for Medical Assurance since its formation in 1995. Mr. Morello has been employed as Treasurer and the Chief Financial Officer of Medical Assurance Company, Inc. since 1984. Mr. Morello is a Certified Public Accountant. We announced on December 5, 2007 that Mr. Morello had informed us of his plans to resign from his executive position on June 30, 2008. (Age 59)

Frank B. O’Neil	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil has been Senior Vice President of Corporate Communications for Medical Assurance since 1997 and employed by Medical Assurance Company and its subsidiaries since 1987. (Age 54)

Edward L. Rand, Jr.	Mr. Rand was appointed Chief Financial Officer on April 1, 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. Mr. Rand is a Certified Public Accountant. (Age 41)

Darryl K. Thomas	Mr. Thomas is a Co-President of our Professional Liability Group, a position he has held since October 2005, and serves as our Chief Claims Officer. Prior to the formation of ProAssurance, Mr. Thomas was Senior Vice President of Claims for ProNational Insurance Company, one of ProAssurance’s predecessor companies. Prior to joining ProNational Insurance Company in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Mr. Thomas was also Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 50)
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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          At February 15, 2008, ProAssurance Corporation (PRA) had 3,903 stockholders of record and 32,203,785 shares of common stock outstanding. ProAssurance’s common stock currently trades on The New York Stock Exchange (NYSE) under the symbol “PRA”.

	2007		2006
Quarter	High	Low	High	Low

First	$52.83	$48.67	$53.08	$48.95
Second	57.30	51.00	51.22	45.96
Third	56.17	48.69	51.69	46.18
Fourth	57.19	50.46	52.11	47.84
          ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.
          ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters–Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 on page 17 of this 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2007.

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	973,155	$40.55	1,452,304

Equity compensation plans not approved by security holders	—	—	—
Issuer Purchases of Equity Securities
          The following table provides information regarding ProAssurance’s shares purchased as part of publicly announced plans or programs.

			Total Number of Shares
	Total Number	Average	Purchased as Part of	Approximate Dollar Value of
	of Shares	Price Paid	Publicly Announced Plans	Shares that May Yet Be Purchased
Period	Purchased	per Share	or Programs	Under the Plans or Programs(1)
October 1-31, 2007	—	$—	—	$108,735,790
November 1-30, 2007	121,116	$52.93	121,116	$102,325,239
December 1-31, 2007	120,900	$53.98	120,900	$80,335,500

Total	242,016	$53.45	242,016

(1)	Shown net of authorizations used for repurchase of debt.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written (2)	$549,074	$578,983	$572,960	$573,592	$543,323
Net premiums written (2)	506,397	543,376	521,343	535,028	497,659

Premiums earned (2)	585,310	627,166	596,557	555,524	509,260
Premiums ceded (2)	(51,797)	(44,099)	(53,316)	(35,627)	(49,389)
Net premiums earned (2)	533,513	583,067	543,241	519,897	459,871
Net investment income (2)	171,308	147,450	98,293	76,627	64,232
Equity in earnings (loss) of unconsolidated subsidiaries (2)	1,630	2,339	900	1,042	300
Net realized investment gains (losses) (2)	(5,939)	(1,199)	912	7,572	5,858
Other income (2)	5,556	5,941	4,604	2,419	5,580
Total revenues (2)	706,068	737,598	647,950	607,557	535,841
Net losses and loss adjustment expenses (2)	350,997	443,329	438,201	460,437	439,368
Income (loss) from continuing operations	168,186	126,984	80,026	43,043	15,345
Net income	168,186	236,425	113,457	72,811	38,703
Income (loss) from continuing operations per share:
Basic	$5.10	$3.96	$2.66	$1.48	$0.53
Diluted	$4.78	$3.72	$2.52	$1.44	$0.53
Net income per share:
Basic	$5.10	$7.38	$3.77	$2.50	$1.34
Diluted	$4.78	$6.85	$3.54	$2.37	$1.33
Weighted average shares outstanding:
Basic	32,960	32,044	30,049	29,164	28,956
Diluted	35,823	34,925	32,908	31,984	30,389

Balance Sheet Data (as of December 31)
Total investments (2)	$3,629,607	$3,492,098	$2,614,319	$2,145,609	$1,792,323
Total assets from continuing operations	4,439,836	4,342,853	3,341,600	2,743,295	2,448,088
Total assets	4,439,836	4,342,853	3,909,379	3,239,198	2,879,352
Reserve for losses and loss adjustment expenses (2)	2,559,707	2,607,148	2,224,436	1,818,636	1,634,749
Long-term debt (2)	164,158	179,177	167,240	151,480	104,789
Total liabilities from continuing operations	3,184,766	3,224,306	2,806,820	2,333,405	2,074,560
Total capital	1,255,070	1,118,547	765,046	611,019	546,305
Total capital per share of common stock outstanding	$38.69	$33.61	$24.59	$20.92	$18.77
Common stock outstanding at end of year	32,443	33,276	31,109	29,204	29,105

(1)	Includes acquired entities since date of acquisition, only. PIC Wisconsin was acquired on August 1, 2006. NCRIC Corporation was acquired on August 3, 2005.

(2)	Excludes discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
Critical Accounting Estimates
          Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an on-going basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
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
          The estimation of medical professional liability losses is inherently difficult. Ultimate loss costs, even for claims with similar characteristics, vary significantly depending upon many factors, including but not limited to, the nature of the injury and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and the trend of health care costs. Medical professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.
          In establishing our reserve for losses management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. We perform an in-depth review of our reserve for losses on a semi-annual basis. Additionally, during each reporting period we update and review the data underlying the estimation of our reserve for losses and make adjustments that we believe best reflect emerging data. Any adjustments are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

          External actuaries review our reserve for losses at least semi-annually. We consider the views of the external actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates in establishing our reserves.
          As a result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates. In establishing our initial reserves for a given accident year we rely significantly on the loss assumptions embedded within our pricing. Because of the historically volatile nature of medical liability losses, we establish the initial loss estimates at a level which is approximately 10% above the pricing assumptions. This difference recognizes the volatility of the medical malpractice loss environment and the risk in determining pricing parameters. As each accident year matures we analyze reserves in a variety of ways. We use a variety of actuarial methodologies in performing these analyses. Among the methods that we have used are:
–	Bornhuetter-Ferguson method

–	Paid development method

–	Reported development method

–	Average paid value method

–	Average reported value method

–	Backward recursive method
          Generally, methods such as the Bornheutter-Ferguson method are used on more recent accident years where we have less data on which to base our analysis. As time progresses and we have an increased amount of data for a given accident year we begin to give more confidence to the development and average methods as these methods typically rely more heavily on our own historical data. Each of these methods treats our assumptions differently, and thus provides a different perspective for our reserve review.
          The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, we perform statistical reviews of claims data such as claim counts, average settlement costs and severity trends.
          In performing these analyses we partition our business by coverage type, geography, layer of coverage and accident year. This procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. For each partition, the results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment, are used to develop a point estimate based upon management’s judgment and past experience. The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management and is not driven by formulaic determination. For each partition of our business we select a point estimate with due regard for the age, characteristics and volatility of the partition of the business, the volume of data available for review and past experience with respect to the accuracy of estimates. This series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
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

          We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Reserve	High End Point

80% Confidence Level	$1.672 billion	$2.233 billion	$2.862 billion
60% Confidence Level	$1.831 billion	$2.233 billion	$2.574 billion
          The claims environment in which we and others in our industry operate is inherently uncertain. The development of a statistical distribution models the uncertainty as well as the limited predictive power of past loss data. The distributions represent an estimate of the range of possible outcomes and should not be confused with a range of best estimates. Given the number of factors considered it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item. Any change in our estimate of the reserve is reflected in then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
Reinsurance
          We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide protection against losses in excess of policy limits, and to stabilize underwriting results in years in which higher losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
          We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2007 all ceded contracts are accounted for as risk transferring contracts.
          Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our insurance and reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms of our reinsurance agreements. As losses are paid, the related amount expected to be collected from reinsurers is recorded as a receivable in Other Assets.
          We estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Our estimates of the amounts due from and to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers the payment history of the reinsurer, publicly available financial and rating agency data, our interpretation of the underlying contracts and policies, and responses by reinsurers. Appropriate reserves are established for balances we believe may not be collected.
          Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Any adjustments are reflected in then-current operations. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

Investment Valuations
          We evaluate our investments on at least a quarterly basis for declines in fair value below cost for the purpose of determining whether these declines represent other-than-temporary declines. Some of the factors we consider in the evaluation of our investments are:
–	the extent to which the fair value of an investment is less than its cost basis,

–	the length of time for which the fair value of the investment has been less than its cost basis,

–	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

–	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
          Determining whether a decline in the fair value of investments is an other-than-temporary decline may also involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires us to perform an analysis of expected future cash flows or prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of structured transactions supported overall by underlying investments in a wide variety of issuers. When we judge a decline in fair value below cost to be other-than-temporary we reduce the cost basis of the investment to fair value and recognize a loss in the current period income statement for the amount of the reduction. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the investment. Our specific accounting policies related to our invested assets are discussed in Notes 1 and 4 to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
          Policy acquisition costs, primarily commissions, premium taxes and underwriting salaries, which are primarily and directly related to the acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs and any amounts estimated to be unrecoverable are charged to expense in the current period.
Goodwill
          In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” we make an annual assessment as to whether the value of our goodwill assets is impaired. We completed such assessments in 2007, 2006 and 2005 and concluded that the value of our goodwill assets related to continuing operations was not impaired. As of December 31, 2007 goodwill totaled approximately $72.2 million. We use market-based valuation models to estimate the fair value. These models require the use of numerous assumptions regarding market perceptions of value as related to our consolidated and reporting unit historical and projected operating results and those of other economically similar entities. Changes to these assumptions could significantly lower our estimates of fair value and result in a determination that goodwill has suffered impairment in value. Any determined impairment would be reflected as an expense in the period identified.

ProAssurance Overview
          We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, all of which principally write medical professional liability insurance.
Corporate Strategy
          Our mission is to be the preferred source of professional liability protection by providing unparalleled claims defense, highly responsive customer service and innovative risk management while maintaining our commitment to long-term financial strength. According to A.M. Best’s analysis of 2006 data, we are the fourth largest medical liability insurance writer in the nation, and we believe we are the largest medical liability writer in our collective states of operation. We believe that our strong reputation in our regional markets, combined with our financial strength, strong customer service and proven ability to manage claims, should enable us, over the long-term, to profitably expand our position in select states. We have successfully acquired and integrated companies and books of business in the past and believe our financial size and strength make us an attractive acquirer. We emphasize disciplined underwriting and do not manage our business to achieve a certain level of premium growth or market share. We apply our local knowledge to individual risk selection and determine the appropriate price based on our assessment of the specific characteristics of each risk. In addition to prudent risk selection, we seek to control our underwriting results through effective claims management. We investigate each claim and have fostered a strong culture of defending claims that we believe have no merit. We manage claims at the local level, tailoring claims handling to the legal climate of each state, which we believe differentiates us from national writers.
          Through our regional underwriting and claims office structure, we are able to gain a strong understanding of local market conditions and efficiently adapt our underwriting and claims strategies to regional conditions. Our regional presence also allows us to maintain active relationships with our customers and be more responsive to their needs. We believe these factors allow us to compete on a basis other than just price. We also believe that our presence in local markets allows us to monitor and understand changes in the liability climate and thus develop better business strategies in a timely manner.
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
          We believe that a focus on rate adequacy, selective underwriting and effective claims management is required if we are to achieve our ROE targets. We closely monitor premium revenues, losses and loss adjustment costs, and acquisition, underwriting and insurance expenses. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. We engage in activities that generate other income; however, such activities, principally fee and agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.
Growth Opportunities and Outlook
          We expect our long-term growth to come through controlled expansion in states where we are already writing business and into additional states within, or adjacent to, our existing business footprint. We also look to expand through the acquisition of other companies or books of business; however, such expansion is opportunistic and cannot be predicted.
          We face price-based competition in virtually all of our markets, with some competitors offering coverage at rates that we believe do not meet our long-term profitability goals. Additionally, a number of physicians and hospitals are seeking to lower their costs through the use of alternative risk transfer approaches such as self insurance and risk sharing pools, although these alternatives become less attractive as prices soften in the traditional insurance markets.
          Our on-going commitment to adequate rates and strong underwriting standards affects our willingness to write new business and to renew existing business in the face of this price-based competition. Improvements in loss cost trends have allowed us to reduce rates in certain markets during 2007 and to offer targeted new business and renewal retention programs in selected markets. While both actions improve policyholder retention, they decrease our average premiums. The combined effects of lower rates and the challenges of writing new business are expected to cause our gross written premiums to continue to decline in 2008.
Accounting Changes
          We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48) as of its effective date, January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 increased retained earnings and reduced our tax liability by $2.7 million at January 1, 2007.
Recent Accounting Pronouncements and Guidance
          In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date. The adoption is not expected to have a significant effect on our results of operations or financial position.
          In December 2007 the FASB issued SFAS 141 (Revised December 2007) Business Combinations (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value; unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. We will adopt SFAS 159 on its effective date. Upon adoption, we do not plan to select the fair value alternative for any financial assets or liabilities that are not currently measured at fair value. We do not expect adoption to have a material effect on our results of operations or financial condition.
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). The standard establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, unless early adopted. We will adopt SFAS

157 on its effective date. We do not expect adoption to have a material effect on our results of operations or financial condition.
Recent Significant Events
          Effective January 1, 2006, we sold our personal lines operations and recognized a gain on the sale of $109.4 million after consideration of sales expenses and estimated taxes. Additional information regarding the sale is provided in Note 3 to the Notes to the Consolidated Financial Statements.
          Effective August 1, 2006 we acquired Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) in an all stock merger. The acquisition of PIC Wisconsin allowed ProAssurance to expand its medical professional liability business into the state of Wisconsin and adjacent states and into Nevada. This transaction strategically expanded our geographic footprint and was in keeping with our desire to expand our professional liability operations through selective acquisitions. A more detailed description of the merger transaction is provided in Note 2 to the Consolidated Financial Statements.
     During the first quarter of 2007 we reached a confidential settlement that ended all litigation and appeals stemming from, and related to, a $217 million judgment on a malpractice verdict against insureds of one of our subsidiaries entered in Tampa, Florida in October 2006. The effect of the settlement has been reflected in our financial statements.
          On April 2, 2007 our Board authorized $150 million to repurchase our shares or debt securities. The timing and quantity of any repurchase is dependent upon market conditions and any changes in ProAssurance’s capital requirements, as well as limitations imposed by applicable securities laws and regulations, and the rules of the New York Stock Exchange. As of December 31, 2007 we have repurchased approximately 1.0 million common shares at a total cost of approximately $54.2 million. On December 4, 2007 we utilized approximately $15.5 million of the authorization to redeem our outstanding 2032 Subordinated Debentures.
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
Reclassifications
          Due to the increasing significance of the amounts involved, for all periods presented, we have separately stated our investments in unconsolidated subsidiaries and our equity in the earnings of unconsolidated subsidiaries. Previously, investments in unconsolidated subsidiaries were included as a component of other investments, and earnings of unconsolidated subsidiaries were considered as a component of net investment income. The reclassification had no effect on income from continuing operations, net income or total assets.
Liquidity and Capital Resources and Financial Condition
Overview
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2008. At December 31, 2007 we held cash and investments of approximately $195 million outside of our insurance subsidiaries that are available for use without regulatory approval.

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
          Our operating activities provided positive cash flows of approximately $244.1 million during the year ended December 31, 2007, which is composed of $201.4 million from routine insurance operations and proceeds of $42.7 million related to the sale of trading securities. In 2006, cash provided by operating activities of $182.8 million is composed of net positive cash flows from routine insurance operations of $289.0 million, offset by tax payments related to the sale of our personal lines operations of approximately $54.6 million and purchases of trading securities of approximately $51.6 million.
          Exclusive of cash flows related to trading securities and the taxes paid on the MEEMIC transaction, the decline in operating cash flows during 2007 is principally attributable to an increase in payments for losses and loss adjustment expenses, net of reinsurance reimbursements received. A number of factors influenced the increase in losses paid, including an additional seven months of PIC Wisconsin payment activity, the maturing of claims incurred during the last several years of growth, and an increase in the number of large indemnity payments, net of amounts received from reinsurers.
          Two metrics commonly used to analyze the operating cash flows of insurance companies are the paid-to-incurred ratio and the paid loss ratio.

	Year Ended December 31
	2007	2006

Paid-to-incurred ratio	101.1%	62.0%
Paid loss ratio	66.5%	47.2%
          Our paid-to-incurred and paid loss ratios are higher in 2007 than in 2006 primarily due to the 2007 increase in net loss payments. The ratios also increased in 2007 because the denominators of each ratio (net losses and loss adjustment expenses for the paid-to-incurred ratio; net earned premiums for the paid loss ratio) decreased in 2007 as compared to 2006. For a long-tailed business such as ProAssurance, the ratios for a short period of time should not be viewed in isolation. Both changes in premium volume and the recognition of reserve development can impact the calculation of these ratios.
          The timing of our indemnity payments is affected by many factors, including the nature and number of the claims in process in any one period and the speed at which cases work through the trial and appellate process. In the contractual obligations table included in Part II of our December 31, 2006 Form 10K we projected, largely based on historical payment patterns, that we would pay gross losses of $546 million during 2007 related to the reserves that were established at December 31, 2006. Actual gross loss and loss adjustment expenses paid during 2007 were $486 million, which, while lower than our 2006 estimate, reflects the unpredictable nature of our business. Cash flows in 2007 were also reduced due to a decline in premium receipts. These decreases to operating cash flows were partially offset by growth in cash flows from investment earnings, and a reduction in premium payments to our reinsurers.
Investments
          We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments as well as the expected cash flows to be generated by our operations. At our insurance subsidiaries the primary outflow of cash is related to net losses paid and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.

          We invest most of the cash generated from operations into debt and equity securities. We held cash and short-term securities of $259.1 million at December 31, 2007 as compared to $213.4 million at December 31, 2006. Since December 31, 2006 we have held additional funds in our short-term portfolio both as a means of managing the duration of our overall investment portfolio, and as a means of increasing our flexibility in a volatile investment market.
          During 2007 we sold the securities held in our fixed maturities trading portfolio (primarily treasury indexed) because we believed active trading of these securities no longer offered superior returns.
          Other investments increased from $39.5 million at December 31, 2006 to $54.9 million at December 31, 2007. In January 2007 we contributed high-yield asset-backed bonds from our available-for-sale investment portfolio to a fund created for the purpose of managing such investments. We maintain a direct beneficial interest in securities originally contributed to the fund, which are included in our Balance Sheet as a component of other investments at fair value ($16.2 million at December 31, 2007). Cash flows from our initial investment in the fund, which approximate $10.3 million at December 31, 2007, are being re-invested in an undivided interest of the fund. The undivided interest is considered as an investment in an unconsolidated subsidiary and is accounted for using the equity method.
          As of December 31, 2007 our available-for-sale fixed maturity securities of $3.24 billion comprise 89% of our total investments. The approximate $108 million net increase as compared to our December 31, 2006 holdings reflects the investment of operating cash flows, as well as an increase in fair value attributable to lower interest rates (as discussed below).
          Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available-for-sale fixed maturities have a dollar weighted average rating of “AA+” at December 31, 2007. The weighted average effective duration of our fixed maturity securities at December 31, 2007 is 4.13 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.88 years.
          Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, net unrealized gains on our available-for-sale fixed maturity securities are comprised as follows:

	In millions
	Year Ended December 31
	2007	2006

Gross unrealized gains	$37.2	$22.7
Gross unrealized (losses)	(18.8)	(25.2)

Net unrealized gains (losses)	$18.4	$(2.5)

          Approximately 85% of the unrealized loss positions in our portfolio are interest-rate related. We have the intent and, due to the duration of our overall portfolio and positive operating cash flows, believe we have the ability, to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other-than-temporary. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
          As of December 31, 2007, our fixed maturity securities include securities with a fair value of approximately $21.4 million (including unrealized losses of $1.1 million) that are supported by collateral we classify as sub-prime, of which approximately 68% are AAA rated, 26% are AA+, and 6% are A. Additionally, we have approximately $4.0 million (including unrealized losses of $3.3 million) of securities exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of the securities is BB+. In 2007, we evaluated our exposure to the sub-prime market and determined that $6.5 million of writedowns were warranted for other than temporary impairments. We have no exposure to sub-prime through collateralized debt obligations.
          Equity investments represent less than 1% of our total investments and less than 2% of our stockholders’ equity at both December 31, 2007 and 2006. At December 31, 2007, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios) totaled $21.8 million as compared to $14.9 million at December 31, 2006.

Losses
          The following table, known as the Reserve Development Table, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. Years prior to 2001 relate only to the reserves of Medical Assurance. In years 2001 and thereafter the table reflects the reserves of ProAssurance, formed in 2001 in order to merge Medical Assurance and Professionals Group. NCRIC reserves are included only in the year 2005 and thereafter. PIC Wisconsin reserves are included in the year 2006 and thereafter. The table does not include the reserves of personal lines operations, which are reflected in our financial statements as discontinued operations.
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
          The following may be helpful in understanding the Reserve Development Table:
–	The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects our reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as showing in our consolidated financial statements at the end of each year (the Balance Sheet Reserves).

–	The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

–	The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

–	The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Reserve Development
(In thousands)

				December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Reserve for losses, undiscounted and net of reinsurance recoverables	$464,122	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596

Cumulative net paid, as of:
One Year Later	67,383	89,864	133,832	143,892	245,743	224,318	200,314	199,617	242,608	331,294
Two Years Later	128,758	192,716	239,872	251,855	436,729	393,378	378,036	384,050	503,271
Three Years Later	194,139	257,913	313,993	321,957	563,557	528,774	526,867	578,455
Four Years Later	227,597	308,531	358,677	367,810	656,670	635,724	680,470
Five Years Later	252,015	331,796	387,040	402,035	726,661	749,300
Six Years Later	266,056	346,623	408,079	422,005	794,786
Seven Years Later	276,052	357,148	417,362	440,676
Eight Years Later	284,442	362,978	430,779
Nine Years Later	295,935	370,260
Ten Years Later	299,665

Re-estimated Net Liability as of:
End of Year	464,122	480,741	486,279	493,457	1,009,354	1,098,941	1,298,458	1,544,981	1,896,743	2,236,385
One Year Later	416,814	427,095	463,779	507,275	1,026,354	1,098,891	1,289,744	1,522,000	1,860,451	2,131,400
Two Years Later	364,196	398,308	469,934	529,698	1,023,582	1,099,292	1,282,920	1,479,773	1,764,076
Three Years Later	333,530	400,333	488,416	527,085	1,032,571	1,109,692	1,259,802	1,418,802
Four Years Later	323,202	414,008	487,366	534,382	1,035,832	1,108,539	1,250,110
Five Years Later	320,888	415,381	485,719	536,875	1,045,063	1,133,343
Six Years Later	321,232	412,130	489,187	535,120	1,052,050
Seven Years Later	321,959	409,501	490,200	531,995
Eight Years Later	319,822	412,148	490,575
Nine Years Later	330,911	411,107
Ten Years Later	328,037

Net cumulative redundancy (deficiency)	$136,085	$69,634	$(4,296)	$(38,538)	$(42,696)	$(34,402)	$48,348	$126,179	$132,667	$104,985

Original gross liability — end of year	$614,720	$660,631	$665,786	$659,659	$1,322,871	$1,494,875	$1,634,749	$1,818,635	$2,224,436	$2,607,148
Less: reinsurance recoverables	(150,598)	(179,890)	(179,507)	(166,202)	(313,517)	(395,934)	(336,291)	(273,654)	(327,693)	(370,763)

Original net liability — end of year	$464,122	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385

Gross re-estimated liability — latest	$413,263	$517,011	$599,393	$629,317	$1,296,125	$1,439,664	$1,558,332	$1,705,783	$2,113,353	$2,545,622
Re-estimated reinsurance recoverables	(85,226)	(105,904)	(108,818)	(97,322)	(244,075)	(306,321)	(308,222)	(286,981)	(349,277)	(414,222)

Net re-estimated liability — latest	$328,037	$411,107	$490,575	$531,995	$1,052,050	$1,133,343	1,250,110	$1,418,802	$1,764,076	$2,131,400

Gross cumulative redundancy (deficiency)	$201,457	$143,620	$66,393	$30,342	$26,746	$55,211	$76,417	$112,852	$111,083	$61,526

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
          Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve medical malpractice claims and include the following:
–	Reserves in the earlier years of the table include prior accident year amounts dating back to the mid- and late-1980’s. When these reserves were originally established, our estimates were strongly influenced by dramatic increases to frequency and severity trends that we, and the industry as a whole, experienced in the mid-1980s. Some of these trends moderated, and in some cases, reversed, in the late 1980s or early 1990s, but the extended time required for claims resolution delayed our recognition of the improved environment

–	Prior to the mid to late 1990’s our business was largely based in Alabama. When we began to expand geographically, we utilized industry based data as well as our own data to support our actuarial projection process. Our own claims experience proved to be better than the projected experience, but again, this was not known for some time after the reserves were established. Ultimately, as actual results proved better than that suggested by historical trends and industry claims data, redundancies developed and were recognized.

–	The medical professional liability legal environment deteriorated once again in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As a result, favorable development of prior year reserves slowed in 2000 and reversed in 2001 and 2002. We have addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

–	During 2005, 2006 and 2007 we have recognized favorable development related to our previously established reserves for accident years 2001 through 2005 because we have reduced our estimates of claims severity related to those years. Based on recent internal and industry claims data, we believe claims severity (i.e., the average size of a claim) is increasing at a rate slower than we estimated when our reserves for those years were established.

          Activity in our net reserve for losses during 2007, 2006 and 2005 is summarized below:

	In thousands
	Year Ended December 31
	2007	2006	2005

Balance, beginning of year	$2,607,148	$2,224,436	$1,818,636
Less receivable from reinsurers	370,763	327,693	273,654

Net balance, beginning of year	2,236,385	1,896,743	1,544,982

Reserves acquired from acquisitions, net of receivable from reinsurers of $57.2 million in 2006 and $43.5 million in 2005	—	171,246	139,672

Incurred related to:
Current year	455,982	479,621	461,182
Prior years	(104,985)	(36,292)	(22,981)

Total incurred	350,997	443,329	438,201

Paid related to:
Current year	(23,492)	(32,325)	(26,495)
Prior years	(331,294)	(242,608)	(199,617)

Total paid	(354,786)	(274,933)	(226,112)

Net balance, end of year	2,232,596	2,236,385	1,896,743
Plus receivable from reinsurers	327,111	370,763	327,693

Balance, end of year	$2,559,707	$2,607,148	$2,224,436

           At December 31, 2007 our gross reserve for losses included case reserves of approximately $1.180 billion and IBNR reserves of approximately $1.380 billion. Our consolidated reserve for losses on a GAAP basis exceeds the combined reserves of our insurance subsidiaries on a statutory basis by approximately $39.7 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability, or retirement of an insured.
Reinsurance
          We use reinsurance to provide capacity to write larger limits of liability, to provide protection against losses in excess of policy limits, and to stabilize underwriting results in years in which higher losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.
          We generally reinsure professional liability risks under annual treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered (currently $16 million). Historically, per claim retention levels have varied between the first $200,000 and the first $2 million depending on the coverage year and the state in which business was written. Periodically, we provide insurance to policyholders above the maximum limits of our primary reinsurance treaties. In those situations, we reinsure the excess risk above the limits of our reinsurance treaties on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.
          Our risk retention level is dependent upon numerous factors including our risk appetite and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience and our analysis of the potential underwriting results within each state. Our 2007-2008 reinsurance treaties renewed on October 1, 2007 without significant change in cost or structure. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. Our reinsurance broker assists us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.
          We have not experienced any significant difficulties in collecting amounts due from reinsurers due to the financial condition of the reinsurer. Should future events lead us to believe that any reinsurer is unable to meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations.
          At December 31, 2007 our reinsurance recoverable on unpaid losses is $ 327 million and our receivable from reinsurers on paid losses, which is classified as a part of Other Assets, is $ 39.6 million. The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2007:

			In thousands
	A.M. Best		Net Amounts Due
Reinsurer	Company Rating		From Reinsurer
Hannover Ruckversicherung AG	A		$35,139
General Reinsurance Corp	A	++	$33,997
Transatlantic Reins Co	A	+	$19,283
AXA Re	A	-	$17,308
Lloyd’s Syndicate 2791	A		$15,205
PMA Capital Insurance Company	B		$12,666
Off Balance Sheet Arrangements/Guarantees
          As discussed in Note 10 to the Consolidated Financial Statements, our 2034 Debentures are held by, and are the sole assets of, related business trusts. The PRA Trusts purchased the 2034 Debentures with proceeds from related trust preferred stock (TPS) issued and sold by each trust. The terms and maturities of the 2034 Subordinated Debentures mirror those of the related TPS. The PRA Trusts will use the debenture interest and principal payments we pay into each trust to meet their TPS obligations. In accordance with the guidance given in Financial Accounting Standards Board Interpretation No. 46R, “Variable Interest Entities,” (FIN 46R) the PRA Trusts are not included in our consolidated financial statements because we are not the primary beneficiary of either trust.
          ProAssurance has issued guarantees that amounts paid to the PRA Trusts related to the 2034 Subordinated Debentures will subsequently be remitted to the holders of the related TPS.
Debt
          Our long-term debt at December 31, 2007 is comprised of the following.

	In thousands, except %
			First
	Rate	2007	Redemption Date

Convertible Debentures	3.9%, fixed	$105,973	July 2008
2034 Subordinated Debentures	8.7%, Libor adjusted	46,395	May 2009
2034 Surplus Notes	7.7%, fixed until May 2009	11,790	May 2009*

		$164,158

* Subject to approval by the Wisconsin Commissioner of Insurance
          Our Convertible Debentures may be converted at the option of holders when the price of our common stock exceeds a specified price (currently $50.19) during 20 of the last 30 days of any quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was met during the quarter ended December 31, 2007 and holders may convert through March 31, 2008. To-date, no holders have requested conversion. If converted, we have the right to deliver cash or a combination of cash and common stock, in lieu of common stock.
          After July 7, 2008 we may redeem our convertible debt at face value, for cash, with at least 30 days but not more than 60 days notice. Debentures called for redemption are convertible by the holder into common stock; we can elect to pay holders in cash or a combination of cash and common stock. We have not yet made any decision regarding such a redemption. Also, on June 30, 2008 holders may require us to repurchase all or a portion of the Convertible Debentures at face value, plus interest. We may elect to pay all or a portion of the repurchase price in common stock. If the Convertible Debt is repaid, the related unamortized loan discounts and loan costs, which total $2.0 million at December 31, 2007, will be charged to expense in the period of repayment.

          We utilized cash of $15.5 million to redeem our 2032 Subordinated Debentures at face value in December, 2007.
          A more detailed description of our debt is provided in Note 10 to the Consolidated Financial Statements.
Contractual Obligations
          A schedule of our non-cancelable contractual obligations at December 31, 2007 follows:

	Payments due by period
	In thousands
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Loss and loss adjustment expenses	$2,559,707	$540,733	$896,888	$597,484	$524,602
Interest on long-term debt	203,645	9,223	18,718	18,757	156,947
Long-term debt obligations	165,995	—	—	—	165,995
Operating lease obligations	5,046	2,243	2,635	168	—

Total	$2,934,393	$552,199	$918,241	$616,409	$847,544

          For the purposes of this table, all long-term debt is assumed to be settled at its contractual maturity and interest on long-term debt is calculated using interest rates in effect at December 31, 2007 for variable rate debt. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space, office equipment, communications lines and equipment.
          Each of our debt instruments allows for repayment before maturity, at our option, on or after certain dates. Additionally, holders of our convertible debt can request early redemption under specified circumstances. For more information on our debt see Note 10 to the Consolidated Financial Statements.
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
          For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $21.7 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
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
Effect of Acquisitions (2007–2006)
          We acquired PIC Wisconsin effective August 1, 2006. Operating results for the year ended December 31, 2007 include PIC Wisconsin results for the entire period. Our results for the year ended December 31, 2006 include PIC Wisconsin results only for the five-month period subsequent to the date of acquisition.
          In certain of the tables and discussions that follow, we have segregated and identified as “PIC Wisconsin” the results that are directly attributable to PIC Wisconsin, and have identified all other results as “PRA” or “PRA pre-acquisition business”.
Overview of Results–Years Ended December 31, 2007 and 2006
          Income from continuing operations increased to $168.2 million for the year ended December 31, 2007 from $127.0 million for 2006, an increase of 32%. Income from continuing operations per diluted share increased to $4.78 from $3.72 for the same comparative period.
          Our 2007 results benefited from an increased amount of favorable loss development. We recognized favorable loss development in 2007 of $105 million as compared to $36 million in 2006. Also, net investment income increased by almost $24 million in 2007 due to growth in our invested assets and a modest improvement in yields. These benefits were partially offset by a decline in net premiums earned of $50 million, an increase in our current year loss ratio of approximately 3 percentage points and an increase in our expense ratio of almost 2 percentage points.

Results of Operations–Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          Selected consolidated financial data for each period is summarized in the table below.

	$ in thousands
	Year Ended December 31
	2007	2006	Change

Revenues:

Gross premiums written	$549,074	$578,983	$(29,909)

Net premiums written	$506,397	$543,376	$(36,979)

Premiums earned	$585,310	$627,166	$(41,856)
Premiums ceded	(51,797)	(44,099)	(7,698)

Net premiums earned	533,513	583,067	(49,554)
Net investment income	171,308	147,450	23,858
Equity in earnings of unconsolidated subsidiaries	1,630	2,339	(709)
Net realized investment gains (losses)	(5,939)	(1,199)	(4,740)
Other income	5,556	5,941	(385)

Total revenues	706,068	737,598	(31,530)

Expenses:
Losses and loss adjustment expenses	438,527	475,997	(37,470)
Reinsurance recoveries	(87,530)	(32,668)	(54,862)

Net losses and loss adjustment expenses	350,997	443,329	(92,332)
Underwriting, acquisition and insurance expenses	106,751	106,369	382
Interest expense	11,981	11,073	908

Total expenses	469,729	560,771	(91,042)

Income from continuing operations before income taxes	236,339	176,827	59,512

Income taxes	68,153	49,843	18,310

Income from continuing operations	168,186	126,984	41,202

Income from discontinued operations, net of tax	—	109,441	(109,441)

Net income	$168,186	$236,425	$(68,239)

Diluted earnings per share:
Income from continuing operations	$4.78	$3.72	$1.06
Income from discontinued operations	—	3.13	(3.13)

Net income	$4.78	$6.85	$(2.07)

Continuing Operations:
Net loss ratio	65.8%	76.0%	(10.2)
Underwriting expense ratio	20.0%	18.2%	1.8

Combined ratio	85.8%	94.2%	(8.4)

Operating ratio	53.7%	68.9%	(15.2)

Return on equity	14.2%	13.5%	0.7

Premiums

	$ in thousands
	Year Ended December 31
	2007	2006	Change

Gross premiums written	$549,074	$578,983	$(29,909)	(5%)

Premiums earned	$585,310	$627,166	$(41,856)	(7%)
Premiums ceded	(51,797)	(44,099)	(7,698)	17%

Net premiums earned	$533,513	$583,067	$(49,554)	(8%)

Gross Written Premiums
          Premiums written declined during 2007 as compared to 2006 due to the effects of increased competition and rate reductions. Additional premiums from the acquisition of PIC Wisconsin partially offset the reduction in premium in our existing book of business. (The operations of PIC Wisconsin are included for twelve months in 2007 versus five months in 2006.) In periods of market softening, our strategy is to maintain our underwriting and pricing discipline and grow primarily through selective acquisitions.
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
          Our ongoing commitment to adequate rates and strong underwriting standards affects our willingness to write new business and to renew existing business in the face of this price-based competition. Improvements in loss cost trends have allowed us to reduce rates in certain markets during 2007 and to offer targeted new business and renewal retention programs in selected markets. While this improves retention of business, it decreases our average premium rates. The combined effects of lower rates and the challenges of writing new business are expected to cause our gross written premiums to continue to decline in 2008.
          Physician premiums represent 84% and 85% of gross written premiums for the years ended December 31, 2007 and 2006, respectively. As compared to 2006, physician premiums decreased by 6% during 2007.

	$ in thousands
	Year Ended December 31
	2007	2006	Change

Physician Premiums*

PRA pre-acquisition business	$403,384	$473,038	$(69,654)	(15%)
PIC Wisconsin acquisition	56,225	17,538	38,687	n/a

	$459,609	$490,576	$(30,967)	(6%)

*	Exclusive of tail premiums
          Our overall retention rate (exclusive of PIC Wisconsin and excess and surplus lines business) based on the number of physician risks that renew with us is approximately 86% for the year ended December 31, 2007, as compared to 84% for the year ended December 31, 2006. Our charged rates for physicians that renewed during 2007 reflect a decrease of approximately 2.3%. Charged rates include the effects of filed rates, surcharges and discounts.

          Premiums written for non-physician coverages represent 11% and 10% of our total gross written premiums for the years ended December 31, 2007 and 2006, respectively, and include premiums attributable to the PIC Wisconsin acquisition as follows:

	$ in thousands
	Year Ended December 31
	2007	2006	Change

Non-physician Premiums*
Hospital and facility coverages:
PRA pre-acquisition business	$23,674	$29,426	$(5,752)	(20%)
PIC Wisconsin acquisition	10,563	4,068	6,495	n/a

	34,237	33,494	743	2%

Other non-physician coverages:
PRA pre-acquisition business	25,825	24,775	1,050	4%
PIC Wisconsin acquisition	2,966	1,445	1,521	n/a

	28,791	26,220	2,571	10%

	$63,028	$59,714	$3,314	6%

*	Exclusive of tail premiums
          Hospital and facility coverages are the most significant component of non-physician premiums and represent approximately 6% of our total gross premiums written during both 2007 and 2006. Other non-physician coverages consist primarily of professional liability coverages provided to lawyers and to health care professionals such as dentists and nurses.
          We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period. Because of this volatility, we separate premiums associated with tail coverages from our other premiums. In 2007, tail premiums totaled $26.4 million (5% of gross written premiums), a decrease of $2.3 million as compared to 2006.
Premiums Earned

	$ in thousands
	Year Ended December 31
	2007	2006	Change

Premiums Earned
PRA pre-acquisition business	$506,529	$592,975	$(86,446)	(15%)
PIC Wisconsin acquisition	78,781	34,191	44,590	n/a

	$585,310	$627,166	$(41,856)	(7%)

          Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
          Exclusive of the effect of tail premiums, the decline in premiums earned in 2007 reflects on a pro rata basis declines in gross premiums written during 2006 and 2007, as well as reduced earned premium benefit related to acquisitions.
          In the twelve months that follow the acquisition of an insurance subsidiary, our premiums earned include premiums related to the subsidiary’s unexpired policies on the date of acquisition (unearned premium). Such premiums are earned over the remaining term of the associated policy. In 2007, earned premium includes approximately $10.1 million related to the unexpired policies acquired in the PIC Wisconsin transaction. In 2006, earned premium includes approximately $38.3 million related to unexpired policies acquired in the PIC Wisconsin and NCRIC transactions.
          As discussed under Gross Premiums Written, our written premiums declined in 2007; consequently, premiums earned are likely to decrease during 2008.

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
          During 2007, we reduced premiums ceded by approximately $3.3 million due to the commutation of certain reinsurance arrangements. During 2006 we reduced premiums ceded by approximately $2.7 million due to the commutation of certain reinsurance arrangements.
          We increased ceded premiums by $2.7 million in 2007 and reduced ceded premiums by $10.5 million in 2006 to reflect changes to our estimates of the amount of reinsurance premiums due for prior accident years. The amount of reinsurance premiums incurred for prior accident years can vary significantly because certain prior year reinsurance agreements adjust premiums based on loss experience; others do not. Also we have reached premium maximums for certain agreements, but not for others.
          The following table shows the effect of the above amounts on our premiums ceded for 2007 and 2006.

	in millions
	Year Ended December 31
	2007	2006

Premiums ceded, before commutations and estimate changes	$52.4	$57.3
Effect of commutations	(3.3)	(2.7)
Estimate changes, prior accident years	2.7	(10.5)

Premiums ceded, as reported	$51.8	$44.1

          Exclusive of the amounts in the preceding paragraphs, our reinsurance expense ratio (ceded premiums as a percentage of premiums earned) is 9.0% for the year ended December 31, 2007, as compared to 9.1% for the same period in 2006.

     Net Investment Income, Net Realized Investment Gains (Losses); Equity (Loss) in Earnings of Unconsolidated Subsidiaries
Net Investment Income

	$ in thousands
	Year Ended December 31
	2007	2006	Change

Net investment income	$171,308	$147,450	$23,858	16%
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
          Net investment income by investment category is as follows:

	In thousands
	Year Ended December 31
	2007	2006

Fixed maturities	$149,494	$130,335
Equities	377	414
Short-term investments	14,713	15,567
Other invested assets	9,228	2,970
Business owned life insurance	1,889	2,285
Investment expenses	(4,393)	(4,121)

Net investment income	$171,308	$147,450

          The 2007 increase in net investment income from fixed maturities reflects both higher average invested funds and improved yields. The positive cash flows from our insurance operations and the PIC Wisconsin merger significantly increased average invested funds during 2007 as compared to 2006. Market interest rates of the past several years have allowed us to consistently invest new and matured funds at rates that exceed the average held in our portfolio. Average yields for our available-for-sale fixed maturity securities during 2007 and 2006 are as follows:

	Year Ended December 31
	2007	2006

Average income yield	4.7%	4.5%
Average tax equivalent income yield	5.4%	5.1%
          The small decline in investment income from short term investments reflects lower average balances in 2007. Income from other invested assets is principally derived from non-public investment partnerships/limited liability companies accounted for on a cost basis. Because we recognize income related to these investments as it is distributed to us, our income from these holdings varies from period to period. Business owned life insurance is lower in 2007 due to a one time reduction in the growth of cash surrender values due to a restructuring of this portfolio.

Net Realized Investment Gains (Losses)
          The components of net realized investment gains (losses) are shown in the following table.

	In thousands
	Year Ended December 31
	2007	2006

Net gains (losses) from sales	$1,801	$1,717
Other-than-temporary impairment losses	(7,753)	(3,037)
Trading portfolio gains (losses)	13	121

Net realized investment gains (losses)	$(5,939)	$(1,199)

          During 2007 we recognized other-than-temporary impairment losses of $6.5 million related to asset backed bonds (particularly those with sub-prime loan exposures). We also recognized impairments of approximately $1.1 million related to a passive investment that we hold in a non-public investment pool and impairments of $185,000 related to corporate bonds that have suffered a significant decline in value.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
          Equity in earnings (loss) of unconsolidated subsidiaries is derived from our ownership interests in non-public investment entities accounted for on the equity basis. During 2007 two such investment entities reported losses for the year. Our income from these holdings varies from period to period.

	$ in thousands
	Year Ended December 31
	2007	2006	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$1,630	$2,339	$(709)	(30%)

Losses and Loss Adjustment Expenses
          The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.
          Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For occurrence policies the insured event becomes a liability when the event takes place; for claims-made policies the insured event generally becomes a liability when the event is first reported to the insurer. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.
          The following table summarizes calendar year net losses and net loss ratios for the years ended December 31, 2007 and 2006 by separating losses between the current accident year and all prior accident years.

	In millions
	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
	2007	2006	Change	2007	2006	Change

Current accident year	$456.0	$479.6	$(23.6)	85.5%	82.3%	3.2
Prior accident years	(105.0)	(36.3)	(68.7)	(19.7%)	(6.3%)	(13.4)

Calendar year	$351.0	$443.3	$(92.3)	65.8%	76.0%	(10.2)

*	Net losses as specified divided by net premiums earned.
          Our current accident year loss ratio has increased in 2007 as compared to 2006 for several reasons. We have booked higher initial loss ratios in the states in which PIC Wisconsin operates as we wait for the impact of our post acquisition rate filings in those states to take effect. The 2007 ratio is also impacted by an increase in our estimates for losses in excess of policy limits as compared to the prior year and an increase in the reserve for the death, disability and retirement provision (DDR) in our claims-made policies.
          PIC Wisconsin accounted for approximately $65.6 million and $34.3 million of our calendar year net losses for the years ended December 31, 2007 and 2006, respectively. PIC Wisconsin is included in our results for all 12 months of our 2007 fiscal year as compared to only 5 months during 2006.
          Based upon recent claims data, both internal and industry figures, we have reduced our expectation of claims severity. As a result during calendar year 2007 we recognized net favorable development of $105 million generally related to our previously established (prior accident year) reserves. In particular we have observed claims severity, within the first $1 million of coverage, for the 2003 through 2005 accident years below our initial expectations. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2003-2005, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity.
          In our exposures greater than $1 million, which are generally reinsured with third parties, we observed a trend that was somewhat counter to the trend discussed above. In particular, given the number of large verdicts experienced by the industry we increased our reserves for these exposures resulting in a $44 million increase to gross losses. The effect of this increase was largely offset by a corresponding increase to the anticipated recoverables from our reinsurers. Our analysis of 2007 data indicates increased claims severity and frequency trends related to losses in both categories. We believe the recognition of these trends represents a cautious approach to what we are observing.

          During the year ended December 31, 2006 we recognized net favorable development of $36.3 million related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2002, 2003 and 2004 accident years. In 2006, we also recognized $12.4 million decrease to gross losses which was offset by a corresponding decrease to the recoverable from our reinsurer.
          Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
Underwriting, Acquisition and Insurance Expenses

$ in thousands
Underwriting, Acquisition and Insurance
Expenses				Underwriting Expense Ratio
Year Ended December 31				Year Ended December 31
2007	2006	Change		2007	2006	Change

$106,751	$106,369	$382	n/a	20.0%	18.2%	1.8
          Underwriting, operating and acquisition expenses remained fairly flat in 2007 as compared to 2006. The most significant changes between the two periods are an increase in stock based compensation costs ($3.6 million), a decrease in expenses related to guaranty fund assessments ($2.1 million), and lower acquisition expenses due to the decrease in premiums earned ($2.0 million).
          The increase in underwriting expense ratio is primarily due to the effect of lower premium volume in 2007. The PIC Wisconsin acquisition has little effect on the underwriting expense ratio.
          Underwriting, acquisition and insurance expenses include stock based compensation expense of approximately $8.3 million in 2007 and $4.7 million in 2006. In 2007, we awarded 100,000 vested options to our new CEO. The options were fully expensed in 2007, which increased underwriting expenses by $1.8 million and increased the 2007 underwriting expense ratio by 0.3 points. Also, $1.2 million of stock based compensation expense for 2007 relates to awards given to employees who are eligible for retirement as compared to $980,000 in 2006. Awards issued to retirement eligible employees are expensed when granted rather than over the vesting period of the award.
          Net guaranty fund assessments totaled approximately $550,000 and $2.6 million for the years ended December 31, 2007 and 2006, respectively. The 2007 decrease reflects lower assessments during the year as well as a benefit of approximately $675,000 for amounts recouped from our insureds related to assessments from the Florida Insurance Guaranty Association, Inc. Guaranty Fund. Expenses for the years ended December 31, 2007 and 2006 included Florida assessments of $1.0 million and $2.3 million, respectively.

Interest Expense
          Approximately $670,000 of the 2007 increase in interest expense is related to long term debt ($11.6 million) assumed in the PIC Wisconsin merger. Interest expense also increased because our Subordinated Debentures carry variable rates based on LIBOR and the average LIBOR reset rate for our debt increased an average of approximately half a percentage point in 2007 as compared to 2006. Interest expense by debt obligation is provided in the following table:

	In thousands
	Year Ended December 31
	2007	2006	Change

Convertible Debentures	$4,565	$4,565	$—
2032 Subordinated Debentures	1,639	1,535	104
2034 Subordinated Debentures	4,625	4,483	142
Surplus Notes	1,138	471	667
Other	14	19	(5)

	$11,981	$11,073	$908

Taxes
          Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. In 2007 our taxable income grew at a faster rate than did our tax-exempt income which increased our overall effective tax rate. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Year Ended December 31
	2007	2006

Statutory rate	35%	35%
Tax-exempt income	(7%)	(8%)
Other	1%	1%

Effective tax rate	29%	28%

Effect of Acquisitions (2006-2005)
          We acquired PIC Wisconsin effective August 1, 2006 and our results for the year ended December 31, 2006 include PIC Wisconsin results for the five-month period subsequent to the date of acquisition. Our operating results for 2005 do not include PIC Wisconsin results. Due to the short period since completion of the acquisition, the effect of the PIC Wisconsin acquisition on our 2006 results can be readily segregated and is separately presented in a number of the tables that follow.
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

Results of Operations — Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
          Selected consolidated financial data for each period is summarized in the table below.

	$ in thousands
	Year Ended December 31
	2006	2005	Change

Revenues:
Gross premiums written	$578,983	$572,960	$6,023

Net premiums written	$543,376	$521,343	$22,033

Premiums earned	$627,166	$596,557	$30,609
Premiums ceded	(44,099)	(53,316)	9,217

Net premiums earned	583,067	543,241	39,826
Net investment income	147,450	98,293	49,157
Equity in earnings of unconsolidated subsidiaries	2,339	900	1,439
Net realized investment gains (losses)	(1,199)	912	(2,111)
Other income	5,941	4,604	1,337

Total revenues	737,598	647,950	89,648

Expenses:
Losses and loss adjustment expenses	475,997	479,300	(3,303)
Reinsurance recoveries	(32,668)	(41,099)	8,431

Net losses and loss adjustment expenses	443,329	438,201	5,128
Underwriting, acquisition and insurance expenses	106,369	91,957	14,412
Interest expense	11,073	8,929	2,144

Total expenses	560,771	539,087	21,684

Income from continuing operations before income taxes	176,827	108,863	67,964

Income taxes	49,843	28,837	21,006

Income from continuing operations	126,984	80,026	46,958

Income from discontinued operations, net of tax	109,441	33,431	76,010

Net income	$236,425	$113,457	$122,968

Diluted earnings per share:
Income from continuing operations	$3.72	$2.52	$1.20
Income from discontinued operations	3.13	1.02	2.11

Net income	$6.85	$3.54	$3.31

Continuing Operations:
Net loss ratio	76.0%	80.7%	(4.7)
Underwriting expense ratio	18.2%	16.9%	1.3

Combined ratio	94.2%	97.6%	(3.4)

Operating ratio	68.9%	79.5%	(10.6)

Return on equity	13.5%	11.6%	1.9

Premiums

	$ in thousands
	Year Ended December 31
	2006	2005	Change

Gross premiums written	$578,983	$572,960	$6,023	1%

Premiums earned	$627,166	$596,557	$30,609	5%
Premiums ceded	(44,099)	(53,316)	9,217	(17%)

Net premiums earned	$583,067	$543,241	$39,826	7%

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
          Physician premiums comprised 85% of total premiums in 2006 and 84% of total premiums in 2005.

	$ in thousands
	Year Ended December 31
	2006	2005	Change

Physician Premiums*
PRA pre-acquisition business	$473,038	$483,070	$(10,032)	(2%)
PIC Wisconsin acquisition	17,538	—	17,538	n/a

	$490,576	$483,070	$7,506	2%

*	Exclusive of tail premiums
          The overall increase in physician premiums reflects additional premiums from the PIC Wisconsin and NCRIC acquisitions offset by a decrease in premiums written in our organic book of business. The decline in physician premiums in our organic book of business is attributable to several factors. In 2006, our rate increases were not at a level that would offset the effects of lost business. Loss costs have moderated somewhat and, as a result, we have implemented smaller rate increases than in prior years and have held rates constant or lowered rates in some markets.
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

          Premiums written for non-physician coverages totaled $59.7 million for the year ended December 31, 2006 as compared to $60.9 million for the year ended December 31, 2005 and include premiums attributable to the PIC Wisconsin acquisition as follows:

	$ in thousands
	Year Ended December 31
	2006	2005	Change

Non-physician Premiums*
Hospital coverages:
PRA pre-acquisition business	$29,426	$36,475	$(7,049)	(19%)
PIC Wisconsin acquisition	4,068	—	4,068	n/a

	$33,494	$36,475	$(2,981)	(8%)

Other non-physician coverages:
PRA pre-acquisition business	24,775	24,464	311	1%
PIC Wisconsin acquisition	1,445	—	1,445	n/a

	26,220	24,464	1,756	7%

	$59,714	$60,939	$(1,225)	(2%)

*	Exclusive of tail premiums
          Excluding premiums written by PIC Wisconsin, the decline in hospital and facility coverages of $7.0 million is largely due to the nonrenewal of two large policies. This segment of business is highly price sensitive and individual policies for these coverages can carry large amounts of premiums. As in all our lines, we choose not to compete primarily on price because our focus is on maintaining adequate margins on the policies we sell. Thus, premiums for these coverages can fluctuate widely from period to period.
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

	$ in thousands
	Year Ended December 31
	2006	2005	Change

Premiums Earned
PRA pre-acquisition business	$592,975	$596,557	$(3,582)	(1%)
PIC Wisconsin acquisition	34,191	—	34,191	n/a

	$627,166	$596,557	$30,609	5%

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
Net Investment Income, Net Realized Investment Gains (Losses); Equity (Loss) in Earnings of Unconsolidated Subsidiaries
Net Investment Income

	$ in thousands
	Year Ended December 31
	2006	2005	Change

Net investment income:
PRA pre-acquisition business	$140,746	$98,293	$42,453	43.2%
PIC Wisconsin acquisition	6,704	—	6,704	n/a

Consolidated	$147,450	$98,293	$49,157	50.0%

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
          Rising market interest rates of the past several years have further contributed to the improvement in net investment income. We have been able to invest new and matured funds at higher rates and this has steadily increased the average yield of our portfolio. Our average yields for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31
	2006	2005

Average income yield	4.5%	4.2%
Average tax equivalent income yield	5.1%	4.8%

          Net investment income by investment category is as follows:

	In thousands
	Year Ended December 31
	2006	2005

Fixed maturities	$130,335	$90,496
Equities	414	773
Short-term investments	15,567	3,608
Other invested assets	2,970	4,145
Business owned life insurance	2,285	2,298

	151,571	101,320
Investment expenses	(4,121)	(3,027)

Net investment income	$147,450	$98,293

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
Net Realized Investment Gains (Losses)
          The components of net realized investment gains (losses) are shown in the following table.

	In thousands
	Year Ended December 31
	2006	2005

Net gains (losses) from sales*	$1,717	$1,567
Other-than-temporary impairment losses	(3,037)	(768)
Trading portfolio gains (losses)	121	113

Net realized investment gains (losses)	$(1,199)	$912

*	Amounts for 2006 include PIC Wisconsin net gains (losses) of $761,000.
          Other-than-temporary impairment losses recognized during 2006 include $2.6 million related to our high-yield asset backed bond portfolio. In the latter part of the year market assumptions regarding default rates on asset backed securities increased leading to an indication of impairment for these securities.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
          Equity in earnings (loss) of unconsolidated subsidiaries is derived from our ownership interests in non-pubic investment entities accounted for on the equity basis. One such entity reported higher earnings during 2006 as compared to 2005. Our income from these holdings varies from period to period.

	$ in thousands
	Year Ended December 31
	2006	2005	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$2,339	$900	$1,439	160%

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

	In millions
	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
	2006	2005	Change	2006	2005	Change

Current accident year:
PRA pre-acquisition business	$445.3	$461.2	$(15.9)	80.1%	84.9%	(4.8)
PIC Wisconsin acquisition	34.3	—	34.3	127.5%	—	n/a

Consolidated	$479.6	$461.2	$18.4	82.3%	84.9%	(2.6)

Prior accident years, all PRA:	$(36.3)	$(23.0)	$(13.3)	(6.6%)	(4.2%)	(2.4)

Calendar year:
PRA pre-acquisition business	$409.0	$438.2	$(29.2)	73.5%	80.7%	(7.2)
PIC Wisconsin acquisition	34.3	—	34.3	127.5%	—	n/a

Consolidated	$443.3	$438.2	$5.1	76.0%	80.7%	(4.7)

*	Net losses as specified divided by net premiums earned.
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
          In the risk layers above $1 million, generally the business for which we purchase reinsurance, we recognized approximately $12.4 million of favorable development of gross losses, offset by a corresponding decrease in the recoverable from our reinsurers. Our 2006 analysis of the long-term data does indicate an overall improvement in the severity trends at this level, despite the increased frequency of verdicts in excess of policy limits, and we believe the amount of favorable development represents a cautious recognition of this trend within the excess layers.
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

	$ in thousands
	Underwriting, Acquisition
	and Insurance Expenses				Underwriting Expense Ratio
	Year Ended December 31				Year Ended December 31
	2006	2005	Change		2006	2005	Change

PRA pre-acquisition business	$100,867	$91,957	$8,910	9.7%	18.1%	16.9%	1.2
PIC Wisconsin acquisition	5,502	—	5,502	n/a	20.5%	—	n/a

Consolidated	$106,369	$91,957	$14,412	15.7%	18.2%	16.9%	1.3

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
Interest Expense
          Interest expense increased approximately $1.5 million during 2006 as compared to 2005 due to debt we assumed in our acquisitions of NCRIC (principal of $15.5 million in August 2005) and PIC Wisconsin (principal of $12.0 million in August 2006). Interest expense also increased because our Subordinated Debentures carry variable rates based on LIBOR and the LIBOR reset rate for our outstanding debt increased an average of approximately 2 percentage points in 2006 as compared to 2005. Interest expense by debt obligation is provided in the following table:

	In thousands
	Year Ended December 31
	2006	2005	Change

Convertible Debentures	$4,565	$4,565	$—
2032 Subordinated Debentures	1,535	509	1,026
2034 Subordinated Debentures	4,483	3,659	824
Surplus Notes	471	—	471
Other	19	196	(177)

	$11,073	$8,929	$2,144

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
Interest Rate Risk
          Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. Certain of the securities are held in an unrealized loss position; we have the current ability and intent to hold such securities until recovery of book value or maturity.
          The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of December 31, 2007.

	In millions, except duration
	December 31, 2007			December 31, 2006
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$2,961	$(284)	4.62	$2,911	4.31
100 basis point rise	$3,103	$(142)	4.52	$3,057	4.20
Current rate *	$3,245	$—	4.13	$3,185	3.89
100 basis point decline	$3,374	$129	3.67	$3,306	3.55
200 basis point decline	$3,494	$249	3.48	$3,422	3.51

*	Current rates are as of December 31, 2007 and December 31, 2006.
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
          ProAssurance’s cash and short-term investment portfolio at December 31, 2007 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
          As of December 31, 2007, 98.4% of our fixed maturity securities are rated investment grade as determined by a nationally recognized statistical rating agency. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, even investment grade securities can rapidly deteriorate and result in significant losses.
          As of December 31, 2007, our fixed maturity securities include securities with a fair value of approximately $21.4 million (including unrealized losses of $1.1 million) that are supported by collateral we classify as sub-prime, of which approximately 68% are AAA rated, 26% are AA+, and 6% are A. Additionally, we have approximately $4.0 million (including unrealized losses of $3.3 million) of exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of these securities is BB+. In 2007, we evaluated our exposure to the sub-prime market and determined that $6.5 million of writedowns were warranted for other-than-temporary impairments. We have no exposure to sub-prime loans through collateralized debt obligations.

Equity Price Risk
          At December 31, 2007 the fair value of our investment in common stocks was $21.5 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.97. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.7% to $23.6 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.7% in the fair value of these securities to $19.4 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 72. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 to the Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 and that there was no change in the Company’s internal controls during the fiscal quarter then ended that has materially effected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2007 as stated in their report which is included elsewhere hereof.
ITEM 9B. OTHER INFORMATION.
          None

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ProAssurance Corporation
          We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2007, of ProAssurance Corporation and subsidiaries and our report dated February 28, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Birmingham, Alabama
February 28, 2008

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 27 and 28) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
          The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2008 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2008.
ITEM 11. EXECUTIVE COMPENSATION.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2008 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2008.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2008 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2008 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2008 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Independent Auditors

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Changes in Capital – years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Income – years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flow – years ended December 31, 2007, 2006 and 2005

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

SIGNATURES
          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 28th day of February 2008.

PROASSURANCE CORPORATION
By:	/s/ W. Stancil Starnes
W. Stancil Starnes

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/W. Stancil Starnes W. Stancil Starnes	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2008

/s/Edward L. Rand, Jr. Edward L. Rand, Jr.	Chief Financial Officer	February 28, 2008

/s/James J. Morello James J. Morello	Chief Accounting Officer	February 28, 2008

/s/A. Derrill Crowe, M.D. A. Derrill Crowe, M.D.	Chairman of the Board and Director	February 28, 2008

/s/Victor T. Adamo, Esq. Victor T. Adamo, Esq.	Director	February 28, 2008

/s/Paul R. Butrus Paul R. Butrus	Director	February 28, 2008

/s/Lucian F. Bloodworth Lucian F. Bloodworth	Director	February 28, 2008

/s/Robert E. Flowers, M.D. Robert E. Flowers, M.D.	Director	February 28, 2008

/s/William J. Listwan, M.D. William J. Listwan, M.D.	Director	February 28, 2008

/s/John J. McMahon, Jr., Esq. John J. McMahon, Jr., Esq.	Director	February 28, 2008

/s/Drayton Nabers, Jr. Drayton Nabers, Jr.	Director	February 28, 2008

/s/John P. North, Jr. John P. North, Jr.	Director	February 28, 2008

/s/Ann F. Putallaz, Ph.D. Ann F. Putallaz, Ph.D.	Director	February 28, 2008

/s/William H. Woodhams, M.D. William H. Woodhams, M.D.	Director	February 28, 2008

/s/Wilfred W. Yeargan, Jr., M.D. Wilfred W. Yeargan, Jr., M.D.	Director	February 28, 2008

ProAssurance Corporation and Subsidiaries
Consolidated Financial Statements
Years ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ProAssurance Corporation
          We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
          As discussed in Note 1 to the consolidated financial statements, ProAssurance Corporation changed its method of accounting for income taxes as of January 1, 2007 in accordance with adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Birmingham, Alabama
February 28, 2008

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31	December 31
	2007	2006

Assets
Investments
Fixed maturities available for sale, at fair value	$3,244,593	$3,136,222
Fixed maturities, trading, at fair value	—	49,218
Equity securities, available for sale, at fair value	7,597	7,220
Equity securities, trading, at fair value	14,173	7,638
Short-term investments	220,029	184,280
Business owned life insurance	61,509	58,721
Investment in unconsolidated subsidiaries	26,767	9,331
Other	54,939	39,468

Total Investments	3,629,607	3,492,098

Cash and cash equivalents	39,090	29,146
Premiums receivable	98,693	113,023
Receivable from reinsurers on unpaid losses and loss adjustment expenses	327,111	370,763
Prepaid reinsurance premiums	14,835	18,954
Deferred taxes	103,105	112,201
Real estate, net	24,004	23,135
Other assets	203,391	183,533

Total Assets	$4,439,836	$4,342,853

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,559,707	$2,607,148
Unearned premiums	218,028	253,773
Reinsurance premiums payable	128,582	106,176

Total Policy Liabilities	2,906,317	2,967,097
Other liabilities	114,291	78,032
Long-term debt	164,158	179,177

Total Liabilities	3,184,766	3,224,306

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,570,685 and 33,398,028 shares issued, respectively	336	334
Additional paid-in capital	505,923	495,848
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $5,334 and $62, respectively	9,902	111
Retained earnings	793,166	622,310

	1,309,327	1,118,603
Treasury stock, at cost, 1,128,111 shares and 121,765 shares, respectively	(54,257)	(56)

Total Stockholders’ Equity	1,255,070	1,118,547

Total Liabilities and Stockholders’ Equity	$4,439,836	$4,342,853

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

		Additional	Accumulated Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balance at January 1, 2005	$293	$313,957	$24,397	$272,428	$(56)	$611,019
Common shares issued for compensation	—	2,270	—	—	—	2,270
Equity issued in purchase transaction:
Common shares issued	17	67,049	—	—	—	67,066
Fair value of options assumed	—	192	—	—	—	192
Net effect of stock options exercised	2	4,271	—	—	—	4,273
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	(28,063)	—	—	—
Discontinued operations	—	—	(5,168)	—	—	—
Income from continuing operations, net of tax	—	—	—	80,026	—	—
Income from discontinued operations, net of tax	—	—	—	33,431	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	51,963
Total comprehensive income, discontinued operations	—	—	—	—	—	28,263

Balance at December 31, 2005	312	387,739	(8,834)	385,885	(56)	765,046
Common shares issued for compensation	1	3,162	—	—	—	3,163
Share-based compensation:
Continuing operations	—	4,669	—	—	—	4,669
Discontinued operations	—	642	—	—	—	642
Common shares issued in purchase transaction	20	99,108	—	—	—	99,128
Net effect of stock options exercised	1	528	—	—	—	529
Comprehensive income:
Other comprehensive income (loss) (see Note 11):
Continuing operations	—	—	8,572	—	—	—
Discontinued operations	—	—	373	—	—	—
Income from continuing operations, net of tax	—	—	—	126,984	—	—
Income from discontinued operations, net of tax	—	—	—	109,441	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	135,556
Total comprehensive income, discontinued operations	—	—	—	—	—	109,814

Balance at December 31, 2006	334	495,848	111	622,310	(56)	1,118,547
Cumulative effect of accounting change	—	—	—	2,670	—	2,670
Purchase of treasury shares	—	—	—	—	(54,201)	(54,201)
Common shares issued for compensation	1	3,249	—	—	—	3,250
Share-based compensation	—	8,326	—	—	—	8,326
Net effect of stock options exercised	1	(1,500)	—	—	—	(1,499)
Comprehensive income:
Other comprehensive income (loss) (see Note 11)	—	—	9,791	—	—	—
Net income	—	—	—	168,186	—	—
Total comprehensive income	—	—	—	—	—	177,977

Balance at December 31, 2007	$336	$505,923	$9,902	$793,166	$(54,257)	$1,255,070

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31
	2007	2006	2005

Revenues:
Gross premiums written	$549,074	$578,983	$572,960

Net premiums written	$506,397	$543,376	$521,343

Premiums earned	$585,310	$627,166	$596,557
Premiums ceded	(51,797)	(44,099)	(53,316)

Net premiums earned	533,513	583,067	543,241
Net investment income	171,308	147,450	98,293
Equity in earnings (loss) of unconsolidated subsidiaries	1,630	2,339	900
Net realized investment gains (losses)	(5,939)	(1,199)	912
Other income	5,556	5,941	4,604

Total revenues	706,068	737,598	647,950

Expenses:
Losses and loss adjustment expenses	438,527	475,997	479,300
Reinsurance recoveries	(87,530)	(32,668)	(41,099)

Net losses and loss adjustment expenses	350,997	443,329	438,201
Underwriting, acquisition and insurance expenses	106,751	106,369	91,957
Interest expense	11,981	11,073	8,929

Total expenses	469,729	560,771	539,087

Income from continuing operations before income taxes	236,339	176,827	108,863

Provision for income taxes:
Current expense (benefit)	64,329	48,456	28,130
Deferred expense (benefit)	3,824	1,387	707

	68,153	49,843	28,837

Income from continuing operations	168,186	126,984	80,026

Income from discontinued operations, net of tax	—	109,441	33,431

Net income	$168,186	$236,425	$113,457

Basic earnings per share:
Income from continuing operations	$5.10	$3.96	$2.66
Income from discontinued operations	—	3.42	1.11

Net income	$5.10	$7.38	$3.77

Diluted earnings per share:
Income from continuing operations	$4.78	$3.72	$2.52
Income from discontinued operations	—	3.13	1.02

Net income	$4.78	$6.85	$3.54

Weighted average number of common shares outstanding:
Basic	32,960	32,044	30,049

Diluted	35,823	34,925	32,908

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2007	2006	2005

Continuing Operations:

Operating Activities
Net income	$168,186	$236,425	$113,457
Income from discontinued operations, net of tax	—	(109,441)	(33,431)
Adjustments to reconcile income to net cash provided by operating activities:
Amortization	12,587	14,664	20,274
Depreciation	3,500	4,164	3,727
Increase in cash surrender value of business owned life insurance	(1,889)	(2,285)	(2,298)
Net realized investment (gains) losses	5,939	1,199	(912)
Net (purchases) sales of trading portfolio securities	42,683	(51,585)	(917)
Share-based compensation	8,326	4,669	—
Deferred income taxes	3,824	1,387	707
Policy acquisition costs deferred, net of related amortization	1,643	2,845	(1,002)
Taxes paid related to gain on sale of discontinued operations	—	(54,565)	—
Other	(4,839)	516	(701)
Changes in assets and liabilities:
Premiums receivable	14,330	17,868	19,104
Receivable from reinsurers	43,652	14,122	(10,553)
Prepaid reinsurance premiums	4,119	7,817	1,119
Other assets	(24,767)	(19,017)	(1,272)
Reserve for losses and loss adjustment expenses	(47,441)	154,274	222,643
Unearned premiums	(35,745)	(48,130)	(23,514)
Reinsurance premiums payable	22,406	642	14,182
Other liabilities	27,592	7,261	2,977

Net cash provided by operating activities of continuing operations	244,106	182,830	323,590

Investing Activities
Purchases of:
Fixed maturities available for sale	(1,394,695)	(2,384,986)	(900,481)
Equity securities available for sale	(948)	(407)	(777)
Other investments	(551)	(25,364)	(2,386)
Cash investment in unconsolidated subsidiaries	(15,806)	—	—
Proceeds from sale or maturities of:
Fixed maturities available for sale	1,276,191	1,873,041	597,472
Equity securities available for sale	270	38,801	44,773
Other investments	10,443	25,074	—
Net (increase) decrease in short-term investments	(35,749)	(83,415)	(51,903)
Cash proceeds, net of sales expenses of $4,080, from sale of personal lines operations	—	371,037	—
Other	(5,610)	(3,426)	(124)

Net cash used by investing activities of continuing operations	(166,455)	(189,645)	(313,426)

Financing Activities
Repayment of long-term debt	(15,464)	—	—
Repurchase of treasury shares	(54,201)	—	—
Other	1,958	1,455	3,644

Net cash provided by (used by) financing activities of continuing operations	(67,707)	1,455	3,644

Increase (decrease) in cash and cash equivalents	9,944	(5,360)	13,808
Cash and cash equivalents at beginning at period	29,146	34,506	20,698

Cash and cash equivalents at end of period	$39,090	$29,146	$34,506

(continued)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2007	2006	2005

Discontinued Operations:

Net cash provided by (used in) operating activities of discontinued operations	$—	$—	$40,920
Net cash provided by (used in) investing activities of discontinued operations	—	—	2,415
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	43,335
Cash and cash equivalents at beginning of period	—	—	9,386

Cash and cash equivalents at end of period	$—	$—	$52,721

Supplemental Disclosure of Cash Flow Information:
Net cash paid (received) during the year for income taxes:
Continuing operations	$45,249	$95,748	$25,998

Discontinued operations	$—	$—	$15,528

Cash paid during the year for interest:
Continuing operations	$10,956	$10,192	$8,034

Discontinued operations	$—	$—	$—

Significant non-cash transactions:
Fixed maturities securities received as proceeds from sale of discontinued operations	$—	$24,819	$—

Fixed maturities securities transferred, at fair value, to other investments	$34,732	$—	$—

Common shares issued in acquisition	$—	$99,128	$67,066

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
1. Accounting Policies
Organization and Nature of Business
          ProAssurance Corporation (ProAssurance or PRA), a Delaware corporation, is an insurance holding company for wholly-owned specialty property and casualty insurance companies that principally provide professional liability insurance for providers of health care services, and to a lesser extent, providers of legal services. ProAssurance operates in the United States of America (U.S.), principally in the Mid-Atlantic, Midwest and South. ProAssurance’s operations are in a single reportable segment.
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
Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its wholly-owned subsidiaries. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
1. Accounting Policies (continued)
Investments; Investment in Unconsolidated Subsidiaries
Fixed Maturities and Equity Securities
Fair Values
          Fair values for fixed maturity and equity securities are based on quoted market prices, where available. For fixed maturity and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.
          Valuations of securities obtained from pricing services are reviewed for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities.
          Asset backed security valuations are subject to prospective adjustments in yield due to changes in prepayment assumptions. Under the prospective method, the recalculated effective yield will equate the carrying amount of the investment to the present value of the anticipated future cash flows. The recalculated yield is then used to accrue income on the investment balance for subsequent accounting periods.
          Asset backed securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method discussed in FASB Emerging Issues Task Force (EITF) 99 - 20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Under the effective yield method estimates of cash flows expected over the life of asset backed securities are updated quarterly. If there are adverse changes in cash flow projections, considering timing and amount, an other-than-temporary impairment loss is recognized.
Fixed maturities and equity securities are considered as either available-for-sale or trading securities.
Available for Sale
          Available-for-sale securities are carried at fair value, and unrealized gains and losses on such available-for-sale securities are included, net of related tax effects, in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).
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
Other Investments; Investment in Unconsolidated Subsidiaries
          Investments in limited partnerships/liability companies where ProAssurance has virtually no influence over the operating and financial policies of an investee are accounted for using the cost method. Investments in limited partnerships/liability companies where ProAssurance is deemed to have influence because it holds a greater than minor interest are accounted for using the equity method.
          Other Investments are primarily comprised of equity interests in non-public investment funds, accounted for using the cost method. In 2007, Other Investments also includes available-for-sale fixed

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
1. Accounting Policies (continued)
maturity securities accounted for at fair value in which ProAssurance maintains a direct beneficial interest but that are held by a separate investment entity.
          Investments in unconsolidated subsidiaries consist of ownership interests in non-public investment funds that are accounted for using the equity method.
Business Owned Life Insurance (BOLI)
          ProAssurance owns life insurance contracts on certain management employees. The life insurance contracts are carried at their current cash surrender value. Changes in the cash surrender value are included in income in the current period as investment income. Death proceeds from the contracts are recorded when the proceeds become payable under the policy terms.
Realized Gains and Losses
          Realized investment gains and losses are recognized on the specific identification basis.
Other-than-temporary Impairments
          In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” ProAssurance evaluates its investment securities on at least a quarterly basis for declines in fair value below cost for the purpose of determining whether these declines represent other-than-temporary declines. A decline in the fair value of a security below cost judged to be other-than-temporary is recognized as a loss in the then current period and reduces the cost basis of the security. In subsequent periods, ProAssurance measures any gain or loss or decline in value against the adjusted cost basis of the security. The following factors are among those considered in determining whether an investment’s decline is other-than-temporary:
–	the extent to which the fair value of the security is less than its cost basis,

–	the length of time for which the fair value of the security has been less than its cost basis,

–	the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

–	ProAssurance’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Cash and Cash Equivalents
          For purposes of the consolidated balance sheets and statements of cash flow, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.
Real Estate
          Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate consists of properties primarily in use as corporate offices and land held for sale of $2.1 million. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income and real estate expenses are included in underwriting, acquisition and insurance expenses.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
1. Accounting Policies (continued)
          Real estate accumulated depreciation is approximately $13.6 million and $12.5 million at December 31, 2007 and 2006, respectively. Real estate depreciation expense for the three years ended December 31, 2007, 2006 and 2005 is $1.1 million, $1.3 million and $1.2 million, respectively.
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
Goodwill
          Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (i.e., goodwill). In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets", goodwill is not amortized. Goodwill is tested annually for impairment. ProAssurance regularly reviews its goodwill and other intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. ProAssurance does not believe that any of its recorded goodwill or intangible assets has suffered impairment. Goodwill of $72.2 million is included as a component of Other Assets.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
1. Accounting Policies (continued)
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
Recognition of Revenues
          Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are generally one year in duration.
Share-Based Compensation
          In 2007 and 2006, ProAssurance recognized compensation cost for share-based payments (including stock options and performance shares) under the recognition and measurement principles (modified prospective method) of SFAS 123 (revised 2004) Share-Based Payment (SFAS 123(R)). Compensation cost for awards that were granted prior to January 1, 2006 and had not yet vested on January 1, 2006 is recognized over the remaining service period related to those awards, based on amounts, including grant-date fair values, previously reported in SFAS 123 pro forma disclosures. Compensation cost for awards granted after January 1, 2006 is recognized based on the grant-date fair value of the award over the relevant service period of the award; for awards that vest in increments (graded vesting), compensation cost is recognized over the relevant service period for each separately vested portion of the award. Note 12 provides detailed information regarding the determination of grant date fair values.
          In 2005, ProAssurance recognized compensation cost for option awards under the intrinsic-value provisions set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively referred to as APB 25) as permitted by SFAS 123. No compensation cost is generally recognized under APB 25 since ProAssurance options are granted with an exercise price equal to the fair value of ProAssurance’s common shares on the date of grant.
          In 2007 and 2006, “excess tax benefits” (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as financing cash inflows. In 2005, “excess tax benefits” are included within operating cash flows.
Income Taxes
          ProAssurance files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses for income tax reporting, and the limitation of the unearned premiums deduction for income tax reporting. ProAssurance recognizes tax-related interest and penalties as components of tax expense.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
1. Accounting Policies (continued)
Accounting Changes
          In December 2007 the Financial Accounting Standards Board (FASB) issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. ProAssurance will adopt the Statement on its effective date. Adoption is not expected to have a significant effect on ProAssurance’s results of operations or financial position.
          In December 2007 the FASB issued SFAS 141 (Revised 2007) Business Combinations (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. ProAssurance will adopt the Statement on its effective date.
          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows many financial assets and liabilities and other items to be reported at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value has been elected would be reported in earnings at each subsequent reporting date. SFAS 159 also establishes new disclosure requirements with respect to fair values. SFAS 159 is effective for fiscal years beginning after November 15, 2007, unless early adopted. ProAssurance will adopt SFAS 159 on its effective date. ProAssurance does not plan to select the fair value alternative for financial assets or liabilities that are not currently measured at fair value and does not expect adoption to have an effect on its results of operations or financial condition.
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157). The standard establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, unless early adopted. ProAssurance will adopt SFAS 157 on its effective date, and does not expect the implementation of SFAS 157 to have a material effect on its results of operations or financial condition.
          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. ProAssurance adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 reduced tax liabilities and increased retained earnings by $2.7 million. The disclosures required by FIN 48 are provided in Note 6.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
1. Accounting Policies (continued)
          On December 16, 2004 the FASB issued SFAS 123(R) Share-Based Payment, which is a revision of SFAS 123, which superseded APB 25, and amends SFAS 95, Statement of Cash Flows. ProAssurance adopted SFAS 123(R) on its effective date, January 1, 2006, using the modified prospective method permitted by the statement, which does not require restatement of prior periods nor recognition of a cumulative effect of adoption. Information regarding the effect of adoption is provided in Note 12.
2. Acquisitions
          ProAssurance acquired 100% of the outstanding shares of Physicians Insurance Company of Wisconsin, Inc. (PIC Wisconsin) on August 1, 2006 and acquired 100% of the outstanding shares of NCRIC Corporation (NCRIC) on August 3, 2005, as a means of expanding its operations geographically. PIC Wisconsin is an insurance company that focuses on medical professional liability insurance. PIC Wisconsin’s largest premium states are Wisconsin and Iowa. NCRIC is a holding company; its primary subsidiary is NCRIC, Inc., an insurance company also focused on providing medical professional liability insurance. NCRIC, Inc.’s premium revenues are concentrated in the District of Columbia and adjacent states.
          Both acquisitions were stock-for-stock transactions accounted for as purchase transactions in accordance with SFAS 141. In the PIC Wisconsin transaction ProAssurance issued approximately 2.0 million common shares which were valued in the determination of the purchase price at $49.76 per share, which is the average PRA share price for three days before and after July 31, 2006, the date on which the number of shares issued in the transaction was determined. In the NCRIC transaction, PRA issued approximately 1.7 million common shares which were valued in the determination of the purchase price at $40.54 per share, which is the average PRA share price for three days before and after February 28, 2005 (the date the terms of the acquisition were agreed to and publicly announced). In both transactions, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Goodwill of $42.7 million (PIC Wisconsin) and $25.0 million (NCRIC) was recognized equal to the excess of the purchase price over the fair values of the identifiable net assets acquired. The goodwill is not expected to be tax deductible.
          The following chart summarizes the total cost of the acquisitions and the allocation of the purchase price (in millions):

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
December 31, 2007
2. Acquisitions (continued)
          The fair values of the reserves for losses and related reinsurance recoverables (the net loss reserves) acquired in the PIC Wisconsin and NCRIC transactions were estimated as of the dates of acquisition based on present value of the expected underlying net cash flows, and include a profit margin and a risk premium.
          Each company’s historical undiscounted loss reserve, which had been determined based on a recent actuarial review, was discounted to present value assuming payment patterns actuarially developed from the historical loss data of each company. The discount rates used, 4.86% for PIC Wisconsin and 4.31% for NCRIC, approximate the risk-free treasury rate on the acquisition date for maturities similar to the estimated duration of the reserve being valued. For each estimate an expected profit margin of 5% was applied to the discounted loss reserves which is consistent with management’s understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing partner in the purchase of loss reserves). Additionally, in consideration of the long-tail nature and the related high degree of uncertainty of such loss reserves, an estimated risk premium of 5% was also applied to the discounted loss reserves. In both instances, the calculation resulted in a fair value estimate which was not materially different than the historical loss reserves and therefore did not result in an adjustment to the historical reserve amount.
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
          On December 28, 2005, ProAssurance sold ConsiCare, a non-insurance subsidiary acquired August 3, 2005 in the NCRIC transaction, for approximately $1.7 million. No gain or loss was recognized related to the sale because the carrying value for ConsiCare’s net assets approximated the sales price less sale expenses.
          In accordance with SFAS 144, the assets, liabilities and operating results attributed to the personal lines operations and the operating results of ConsiCare are reported as discontinued operations in the Consolidated Financial Statements.
          The following tables provide detailed information regarding the financial statement lines identified as discontinued operations.

	2007	2006	2005
		In thousands
Personal Lines results:
Net premiums earned	$—	$—	$187,903
Net investment income	—	—	12,817
Other revenues	—	—	2,871
Net losses and loss adjustment expenses	—	—	(110,929)
Underwriting, acquisition and insurance expenses	—	—	(43,323)
Gain from sale of discontinued operations	—	164,006	—
Provision for income taxes	—	(54,565)	(15,805)

Personal lines results, net of tax	—	109,441	33,534
ConsiCare results, net of tax	—	—	(103)

Income from discontinued operations, net of tax	$—	$109,441	$33,431

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
4. Investments
          The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	December 31, 2007
	Cost
	or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands
Fixed Maturities
U.S. treasury securities	$107,027	$2,811	$(12)	$109,826
Government-sponsored enterprises	179,603	2,440	(33)	182,010
State and municipal bonds	1,328,410	15,174	(2,088)	1,341,496
Corporate bonds	659,057	6,551	(9,675)	655,933
Asset-backed securities	952,043	10,270	(6,985)	955,328

	3,226,140	37,246	(18,793)	3,244,593
Equity securities	4,985	2,724	(112)	7,597

	$3,231,125	$39,970	$(18,905)	$3,252,190

	December 31, 2006
	Cost
	or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	In thousands
Fixed Maturities
U.S. treasury securities	$57,400	$105	$(528)	$56,977
Government-sponsored enterprises	232,193	129	(1,373)	230,949
State and municipal bonds	1,190,651	10,497	(2,921)	1,198,227
Corporate bonds	629,809	4,356	(9,162)	625,003
Asset-backed securities	1,028,595	7,638	(11,167)	1,025,066

	3,138,648	22,725	(25,151)	3,136,222
Equity securities	4,618	2,602	—	7,220

	$3,143,266	$25,327	$(25,151)	$3,143,442

          The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at December 31, 2007, including the length of time the securities have been held in a continuous unrealized loss position.

	December 31, 2007
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	In thousands
Fixed maturities, available for sale
U.S. treasury securities	$4,025	$(12)	$—	$—	$4,025	$(12)
Government-sponsored enterprises	23,469	(33)	—	—	23,469	(33)
State and municipal bonds	234,925	(2,088)	153,844	(1,499)	81,081	(589)
Corporate bonds	346,537	(9,675)	116,874	(3,747)	229,663	(5,928)
Asset-backed securities	403,023	(6,985)	81,305	(2,856)	321,718	(4,129)

	1,011,979	(18,793)	352,023	(8,102)	659,956	(10,691)
Equity securities, available for sale	1,026	(112)	1,026	(112)	—	—

Available for sale securities held with unrealized losses	$1,013,005	$(18,905)	$353,049	$(8,214)	$659,956	$(10,691)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
4. Investments (continued)
          After an evaluation of each security, management concluded that these securities have not suffered an other-than-temporary impairment in value that had not otherwise been recognized. Of the fixed maturity unrealized losses aggregated in the above table, 85% are considered to be interest rate related. Each fixed maturity security has paid all scheduled contractual payments. Management believes that each issuer has the capacity to meet the remaining contractual obligations of the security, including payment at maturity. In total, there are approximately 679 fixed maturity securities in an unrealized loss position. Management considers the unrealized loss on nine of those securities to be credit related; the unrealized losses related to these securities total approximately $2.8 million. The single greatest credit-related unrealized loss position approximates $610,000; the second greatest credit-related unrealized loss position is an unrealized loss of approximately $524,000. Management believes each of the equity securities in an unrealized loss position, given the characteristics of the underlying company, industry, and price volatility of the security, has a reasonable probability of being valued at or above book value in the near term.
          Management has the intent and believes ProAssurance has the ability, due to the duration of ProAssurance’s overall portfolio and positive operating cash flows, to hold the securities (that are in unrealized loss positions) to recovery of book value or maturity.
          The amortized cost and estimated fair value of available-for-sale fixed maturities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

		Estimated
	Amortized	Fair
	Cost	Value
	In thousands
Due in one year or less	$242,945	$243,001
Due after one year through five years	722,858	727,295
Due after five years through ten years	768,453	776,919
Due after ten years	539,841	542,050
Asset-backed securities	952,043	955,328

	$3,226,140	$3,244,593

          Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders’ equity at December 31, 2007.
          At December 31, 2007 ProAssurance has available-for-sale securities with a fair value of $15.8 million on deposit with various state insurance departments to meet regulatory requirements.
Business Owned Life Insurance
          ProAssurance holds BOLI policies on management employees that were purchased at a cost of approximately $51 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
4. Investments (continued)
Net Investment Income / Net Realized Investment Gains (Losses)
          Net investment income by investment category is as follows:

	2007	2006	2005
	In thousands
Fixed maturities	$149,494	$130,335	$90,496
Equities	377	414	773
Short-term investments	14,713	15,567	3,608
Other invested assets	9,228	2,970	4,145
Business owned life insurance	1,889	2,285	2,298

	175,701	151,571	101,320
Investment expenses	(4,393)	(4,121)	(3,027)

Net investment income	$171,308	$147,450	$98,293

          Net realized investment gains (losses) are as follows:

	2007	2006	2005
	In thousands
Gross gains, available-for-sale and short-term securities	$2,944	$5,127	$3,488
Gross losses, available-for-sale and short-term securities	(1,143)	(3,410)	(1,921)
Net realized gains (losses), trading securities	(284)	(138)	51
Change in unrealized holding gains (losses), trading securities	297	259	62
Other than temporary impairments	(7,753)	(3,037)	(768)

Net realized investment gains (losses)	$(5,939)	$(1,199)	$912

          Net gains (losses) related to fixed maturities included in the above table are ($483,000), ($2.5) million and $836,000 during 2007, 2006 and 2005, respectively.
          Proceeds from sales (excluding maturities and paydowns) of available-for-sale securities were $1.1 billion, $1.6 billion and $441.0 million during 2007, 2006 and 2005, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $691.5 million, $1.2 billion, and $138.3 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $576.7 million, $1.4 billion, and $120.9 million during the same respective periods.
          In January 2007, ProAssurance transferred high yield asset backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to an investment fund created for the purpose of managing such investments. ProAssurance holds a separate and direct beneficial interest in the securities contributed to the fund. Cash flows from the initial investment, including net investment earnings and proceeds from maturities, approximately $10.3 million in 2007, are being re-invested in a joint fund in which ProAssurance holds an undivided interest.
          The securities in which ProAssurance holds a direct beneficial interest are included in the ProAssurance Balance Sheet as a component of Other Investments, at fair value ($16.2 million at December 31, 2007, including net unrealized losses of $5.8 million). During the first quarter of 2007 ProAssurance recognized other-than-temporary impairments of $4.2 million related to the securities contributed to the above fund; the $5.8 million unrealized loss originated subsequent to the first quarter. Management has not recognized additional impairment at December 31, 2007 because an evaluation of the metrics underlying the securities indicated that the decline in value was not due to prospective default of the underlying loans. Management intends and believes it has the ability to hold the securities until recovery.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
4. Investments (continued)
          ProAssurance holds a non-controlling interest in the undivided fund and accounts for the fund using the equity method. At December 31, 2007 the carrying value of the undivided interest of $10.0 million is included in Investments in Unconsolidated Subsidiaries. (The carrying value reflects losses recognized under the equity method of approximately $350,000.)
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
          The effect of reinsurance on premiums written and earned is as follows:

	2007 Premiums		2006 Premiums		2005 Premiums
	Written	Earned	Written	Earned	Written	Earned
	In thousands
Direct	$549,034	$585,267	$578,963	$627,148	$572,692	$596,289
Assumed	40	43	20	18	268	268
Ceded	(42,677)	(51,797)	(35,607)	(44,099)	(51,617)	(53,316)

Net premiums	$506,397	$533,513	$543,376	$583,067	$521,343	$543,241

          Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
          At December 31, 2007, all reinsurance recoverables are considered collectible. Reinsurance recoverables totaling approximately $33.2 million are collateralized by letters of credit or funds withheld. At December 31, 2007 no amounts due from individual reinsurers exceed 5% of stockholders’ equity.
          During 2007, ProAssurance commuted (terminated) various outstanding reinsurance arrangements for approximately $6.3 million in cash. The commutations reduced Receivable from Reinsurers by approximately $477,000 (net of cash received) and reduced Reinsurance Premiums Payable by approximately $3.3 million. During 2006, ProAssurance commuted various outstanding reinsurance arrangements for approximately $5.5 million in cash. The commutations reduced Receivable from Reinsurers by approximately $427,000 (net of cash received) and reduced Reinsurance Premiums Payable by approximately $2.7 million.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
6. Income Taxes
          Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities are as follows:

	2007	2006
	In thousands
Deferred tax assets
Unpaid loss discount	$84,549	$88,988
Unearned premium adjustment	17,954	18,939
CHW and other contingencies (see Note 9)	7,989	7,636
Loss and credit carryovers	2,322	3,366
Basis differences - investments	6,598	5,350
Compensation related	8,495	5,286
Other	1,635	2,199

Total deferred tax assets	129,542	131,764

Deferred tax liabilities
Deferred acquisition costs	7,742	8,453
Basis difference on convertible debentures	8,814	6,528
Unrealized gains on investments, net	5,334	62
Other	4,547	4,520

Total deferred tax liabilities	26,437	19,563

Net deferred tax assets	$103,105	$112,201

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
          At December 31, 2007 ProAssurance has available net operating loss (NOL) carryforwards of $4.8 million and Alternative Minimum Tax (AMT) credit carryforwards of $639,000. The NOL carryforwards will expire in 2019; the AMT credit carryforwards have no expiration date. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states, and generally remains open to income tax examinations by tax authorities for filings for years beginning with 2004 for federal and 2003 for state.
          ProAssurance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of adopting FIN 48 reduced tax liabilities and increased retained earnings by $2.7 million. At December 31, 2007 ProAssurance has no unrecognized tax benefits and did not record any activity related to unrecognized tax benefits during the year ended December 31, 2007.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
6. Income Taxes (continued)
          A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

	2007	2006	2005
	In thousands
Computed “expected” tax expense	$82,719	$61,890	$38,102
Tax-exempt income	(15,827)	(13,217)	(9,548)
Other	1,261	1,170	283

Total	$68,153	$49,843	$28,837

          No significant interest or penalties were accrued or paid during the year ended December 31, 2007 nor was there any significant liability for such amounts at December 31, 2007.
7. Deferred Policy Acquisition Costs
          Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
          Amortization of deferred acquisition costs, included in continuing operations, amounted to approximately $52.9 million, $56.9 million, and $54.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Unamortized deferred acquisition costs are included in Other Assets and are $22.1 million and $23.8 million at December 31, 2007 and 2006, respectively.
8. Reserve for Losses and Loss Adjustment Expenses
          The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
          ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses external actuaries to review the reserve for losses of each

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
8. Reserve for Losses and Loss Adjustment Expenses (continued)
insurance subsidiary. ProAssurance considers the views of the external actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary’s certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).
          Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

	2007	2006	2005
	In thousands
Balance, beginning of year	$2,607,148	$2,224,436	$1,818,636
Less reinsurance recoverables	370,763	327,693	273,654

Net balance, beginning of year	2,236,385	1,896,743	1,544,982

Net reserves acquired in PIC Wisconsin transaction	—	171,246	—
Net reserves acquired in NCRIC transaction	—	—	139,672

Net losses:
Current year	455,982	479,621	461,182
Favorable development of reserves established in prior years	(104,985)	(36,292)	(22,981)

Total	350,997	443,329	438,201

Paid related to:
Current year	(23,492)	(32,325)	(26,495)
Prior years	(331,294)	(242,608)	(199,617)

Total paid	(354,786)	(274,933)	(226,112)

Net balance, end of year	2,232,596	2,236,385	1,896,743
Plus reinsurance recoverables	327,111	370,763	327,693

Balance, end of year	$2,559,707	$2,607,148	$2,224,436

          As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2007 was primarily due to reductions in estimates of claims severity for the 2003, 2004 and 2005 accident years. The favorable development recognized in 2006 was primarily due to reductions in estimates of claims severity for the 2002, 2003 and 2004 accident years. The favorable development recognized in 2005 was primarily due to reductions in estimates of claims severity for the 2003 accident year; however, favorable development was also seen in accident years 2002 and prior. Actuarial evaluations of both internal and industry actual claims data in 2007, 2006 and 2005 all indicated that claims severity (i.e, the average size of a claims) is increasing more slowly than was anticipated when the reserves for 2003, 2004 and 2005 were initially established.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
9. Commitments and Contingencies
          As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (“CHW”) in the amount of $18.2 million (the “CHW Judgment”). The judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $21.7 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. ProAssurance has posted a $20.5 million appellate bond to secure payment of the CHW judgment plus interest and court costs, in the event the judgment is ultimately affirmed and paid.
          ProAssurance is involved in various other legal actions arising primarily from claims against ProAssurance related to insurance policies and claims handling, including, but not limited to claims asserted by policyholders. Such legal actions have been considered by ProAssurance in establishing its loss and loss adjustment expense reserves. The outcome of such legal actions is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available to its insureds; and ProAssurance may become a party to bad faith litigation over the amount of the judgment above an insured’s policy limits. ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, the ultimate cost of resolving these legal actions may differ from the reserves established; the resulting difference could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.
          ProAssurance is involved in a number of operating leases primarily for office space, office equipment, and communication lines. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007.

Operating Leases
In thousands
2008	$2,243
2009	1,445
2010	1,190
2011	153
Thereafter	15

Total minimum lease payments	$5,046

          ProAssurance incurred rent expense of $2.9 million, $2.8 million and $2.4 million in the years ended December 31, 2007, 2006 and 2005, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
10. Long-term Debt
          Outstanding long-term debt, as of December 31, 2007 and December 31, 2006, consists of the following:

		2007	2006
		In thousands

Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discounts of $1.6 million and $1.9 million at December 31, 2007 and 2006, respectively.		$105,973	$105,677

Trust Preferred Subordinated Debentures (the 2032 Subordinated Debentures; the 2034 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

Due	12/31/2007 Rate
December 2032	—	—	15,464
April 2034	8.7%	13,403	13,403
May 2034	8.7%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, net of unamortized discounts of $0.2 and $0.4 million at December 31, 2007 and 2006, principal of $12.0 million bearing a fixed interest rate of 7.7%, until May 2009.		11,790	11,641

		$164,158	$179,177

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
December 31, 2007
10. Long-term Debt (continued)
Conversion Rights. Holders may convert the Convertible Debentures at any time prior to stated maturity from and after the date of the following events:
–	if the sale price of ProAssurance’s common shares for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price on that 30th trading day,

–	if ProAssurance calls the Convertible Debentures for redemption, or

–	upon the occurrence of certain corporate transactions.
The share price criterion allowing conversion was met during the quarter ended December 31, 2007 and holders may convert through March 31, 2008. To date, no holders have requested conversion.
At December 31, 2007 conversion would be at a rate of 23.9037 common shares for each $1,000 principal amount of Convertible Debentures; this represents a conversion price of approximately $41.83 per common share. The conversion rate is subject to future adjustment should certain corporate events occur, as defined by the related indenture agreement. Upon conversion, holders will generally not receive any cash payment representing accrued interest or contingent interest, if any. Instead, accrued interest and contingent interest will be deemed paid by the common shares received by the holders on conversion. Convertible Debentures called for redemption may be surrendered for conversion until the close of business two business days prior to the redemption date.
Upon conversion, ProAssurance has the right to deliver, in lieu of common shares, cash or a combination of cash and common shares.
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
Repurchase Right of Holders. Each holder of the Convertible Debentures may require ProAssurance to repurchase all or a portion of the holder’s Convertible Debentures on June 30, 2008, June 30, 2013 and June 30, 2018 at a purchase price equal to the principal amount of the Convertible Debentures plus accrued and unpaid interest, including contingent interest, if any, to the date of repurchase. ProAssurance may choose to pay the purchase price in cash, common shares, or a combination of cash and common shares. If ProAssurance elects to pay all or a portion of the repurchase price in common shares, the common shares will be valued at 97.5% of the average sale price for the 20 trading days immediately preceding and including the third day prior to the repurchase date.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
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
ProAssurance may choose to pay the repurchase price in cash, common shares, common shares of the surviving corporation or a combination of cash and common shares. If ProAssurance elects to pay all or a portion of the repurchase price in common shares, the applicable common shares will be valued at 97.5% of the average sale price of the applicable common shares for 20 trading days commencing after the third trading day following notice of the occurrence of a change of control.
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
Trust Preferred Subordinated Debentures
The 2032 Subordinated Debentures
          In December 2007 ProAssurance redeemed, at face value, the 2032 Subordinated Debentures of its subsidiary, NCRIC Corporation for cash of $15.5 million.
The 2034 Subordinated Debentures
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
          The 2034 Subordinated Debentures are uncollateralized and have the same maturities and other applicable terms and features as the associated trust preferred securities. Neither requires PRA to maintain minimum financial covenants. Early redemption is allowed beginning in May 2009. Interest is payable quarterly at LIBOR + 3.85%, set quarterly based upon the three-month LIBOR rate on the date that is two banking days preceding the applicable interest payment dates of February 15, May 15, August 15, and November 15, with a maximum rate through May 2009 of 12.5%. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or at any time the debentures are in default.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
10. Long-term Debt (continued)
Surplus Notes
          The Surplus Notes were assumed in ProAssurance’s acquisition of PIC Wisconsin and are unsecured obligations of PIC Wisconsin, subordinated and junior in the right of payment to the prior payment in full of all Senior Claims and Senior Indebtedness of PIC Wisconsin. The Surplus Notes are not guaranteed by ProAssurance, nor any of its subsidiaries, and are effectively subordinated to the indebtedness and other liabilities of ProAssurance and its other subsidiaries, including insurance policy-related liabilities. PIC Wisconsin may redeem some or all of the Surplus Notes for cash beginning in May 2009.
          Interest is payable quarterly at a fixed annual rate of 7.7% until May 2009. Thereafter the Surplus Notes bear interest at LIBOR + 3.85%. Each payment of interest and principal, including redemption, may be made only with the prior approval of the Office of the Commissioner of Insurance of the State of Wisconsin and only to the extent PIC Wisconsin has sufficient surplus to make such payment.
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
Debt Guarantees
          ProAssurance has guaranteed that amounts paid to the PRA Trusts under the 2034 Subordinated Debentures will be remitted to the holders of the associated trust preferred securities. These guarantees, when taken together with the obligations of ProAssurance under the subordinated debentures, the Indentures pursuant to which those debentures were issued, and the related trust agreements (including obligations to pay related trust cost, fees, expenses, debt and other obligations for the Trusts other than with respect to the common and trust preferred securities of the Trusts), provide a full and unconditional guarantee of amounts due on the TPS.
Fair Value
          At December 31, 2007, the fair value of the Convertible Debentures is approximately 136% of face value of $107.6 million based on available independent market quotes. At December 31, 2007, the fair value of the Surplus Notes approximates 101% of their face value of $12.0 million based on available third party valuation information. The fair value of the 2034 Subordinated Debentures approximates the face value of the debentures.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
11. Stockholders’ Equity
          At December 31, 2007 ProAssurance had 100 million authorized common shares and 50 million authorized preferred shares. The Board of Directors has the authority to determine the provisions for the issuance of the preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 2007, the Board of Directors had not authorized the issuance of any preferred shares nor determined any provisions for the preferred shares.
          At December 31, 2007 approximately 1.5 million of ProAssurance’s authorized common shares are reserved by the Board of Directors of ProAssurance for award or issuance under incentive compensation plans as described in Note 12. Additionally, approximately 1.1 million common shares are reserved for the exercise of outstanding options and unvested performance shares, and 2.6 million common shares are reserved for issuance related to the Convertible Debentures.
          As discussed in Note 1, ProAssurance adopted FIN 48 on January 1, 2007. In accordance with the guidance provided by FIN 48, retained earnings increased as of January 1, 2007 by the $2.7 million cumulative effect of adoption.
          In April 2007, the Board of Directors of ProAssurance Corporation authorized $150 million to repurchase its common shares or debt securities. The authorization was effective immediately, but the timing and quantity of any purchases will depend upon market conditions and changes in ProAssurance’s capital requirements. Additionally, ProAssurance’s repurchase activity is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange. During the year ended December 31, 2007 approximately $15.5 million of the authorization was utilized to redeem debt (see Note 10) and approximately $54.2 million was utilized to repurchase common shares. As of December 31, 2007 approximately $80.3 million of the authorization remains available for use.
          During 2007, ProAssurance repurchased approximately 1.0 million common shares, all of which are being held as treasury shares. Treasury shares are reported at cost, and are reflected on the balance sheet as an unallocated reduction of total equity.
          Accumulated other comprehensive income is comprised entirely of unrealized gains and losses from available-for sale securities, net of tax. For all periods presented, other comprehensive income is comprised of unrealized gains and losses (net of tax) arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities recognized in current period net income.
          Reclassification adjustments related to continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005

Gains (losses) included in the calculation of income from continuing operations	$(5,940)	$(1,320)	$806
Tax effect (at 35%)	2,079	462	(282)

Net amount reclassified from other comprehensive income	$(3,861)	$(858)	$524

     Reclassification adjustments related to discontinued operations for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Gains (losses) included in the calculation of income from discontinued operations	$(574)	$498
Tax effect (at 35%)	201	(174)

Net amount reclassified from other comprehensive income	$(373)	$324

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
12. Stock Options and Share-Based Payments
          ProAssurance recognized, in continuing operations, share-based compensation cost of approximately $8.3 million and $4.7 million and a related tax benefit of approximately $2.8 million and $1.5 million during the years ended December 31, 2007 and 2006, respectively; share-based compensation costs are primarily classified as underwriting, acquisition and insurance expenses. In 2006 ProAssurance also recognized, as a component of the gain on the sale of the MEEMIC companies, share-based compensation expense of approximately $642,000 and a related tax benefit of approximately $225,000 related to the accelerated vesting of options held by MEEMIC employees.
          ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan (the Plans). The Compensation Committee of the Board of Directors is responsible for the administration of the Plans.
          Options granted under the Plans since 2002 generally vest at a rate of 20% annually beginning six months after the grant date. Options granted prior to 2002 were fully vested at the grant date. Options are generally granted with an exercise price equal to the market price of ProAssurance’s common shares on the date of grant, and have an original term of ten years. ProAssurance issues new shares for options exercised. In 2007, ProAssurance granted 100,000 options to its new CEO, with the same terms as those of other options granted under the plan, except that the options vested on the date of grant.
          The weighted average fair values of options granted during 2007, 2006 and 2005 and the assumptions (on a weighted-average basis) used to estimate those fair values as of the date of grant using the Black-Scholes option pricing model are shown in the following table.

	2007	2006	2005

Weighted average fair value	$16.41	$18.37	$16.52

Assumptions:
Risk-free interest rate	4.6%	4.7%	4.3%
Expected volatility	0.22	0.25	0.33
Dividend yield	0%	0%	0%
Expected average term (in years)	5	6	6
          Because ProAssurance has limited historical data regarding exercise behavior of its employees, the expected term of 2007 and 2006 option grants (awarded after adoption of SFAS 123(R)) was estimated using the methodology provided for in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, which is the mid-point between the vesting date and the end of the contractual term of the option. The expected term of 2005 option grants (awarded prior to adoption of SFAS 123R)) was estimated by Management after consideration of publicly available statistics regarding option behavior. The risk-free interest rate assumptions were based upon a U.S. Treasury instrument with a term that is similar to the expected term of the option grant. The volatility assumptions were based on the historical volatility of ProAssurance’s stock price for the most recent period (as of the grant date) equal to the shorter of either the expected term of the option or the period since June 27, 2001, when ProAssurance was formed. Dividend yields were assumed to be zero since ProAssurance has historically not paid dividends.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
12. Stock Options and Share-Based Payments (continued)
          The following table provides information regarding ProAssurance’s outstanding options:

		Weighted	Aggregate
		Average	Intrinsic	Weighted
		Exercise	Value	Average Remaining
	Options	Price	(in thousands) (1)	Contractual Term

Outstanding at December 31, 2006	982,303	$32.81
Granted under incentive plans	268,173	$53.72	— (2)
Exercised	(273,943)	$25.81	$7,976
Forfeited	(3,378)	$29.79	$86

Outstanding at December 31, 2007	973,155	$40.55	$13,984	7.3 years

Exercisable at December 31, 2007	604,977	$37.02	$10,829	7.1 years

Outstanding, vested or expected to vest at December 31, 2007	959,049	$40.46	$13,868	7.3 years

(1)	Intrinsic value is the difference in the market value of a ProAssurance common share at a given point in time and the option exercise price

(2)	As of the date of grant; all options were granted with an exercise price equal to the current market value of the ProAssurance common share
          At December 31, 2007, unrecognized compensation cost related to non-vested options granted under ProAssurance’s stock compensation plans approximated $2.9 million. That cost is expected to be recognized over a weighted average period of 1.8 years.
          The fair value of options vested during the years ended December 31, 2007, 2006 and 2005 is $17.0 million, $15.3 million and $11.1 million, respectively. The intrinsic value of options exercised during 2006 and 2005 is $7.9 million and $5.0 million, respectively.
          Cash proceeds from options exercised during the years ended December 31, 2007, 2006, and 2005, respectively, totaled $128,000, $210,000, and $3.6 million.
          ProAssurance also granted Performance Shares awards to employees in 2007 and 2006 under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: PRA executive officers and other managers. The Performance Shares vest at the end of a three year service period if one of two Performance Measures is attained. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that vest if performance criteria are met can vary (from 75% to 125% of the target award) depending upon the degree to which Performance Measures are attained. The fair value of each Performance Share was estimated as the market value of ProAssurance’s common shares on the respective date of grant. The following table provides information regarding ProAssurance’s Performance Shares:

	Performance Shares
	2007	2006

100% vesting date	12/31/2009	12/31/2008
Shares awarded (target)	58,000	72,000
Grant date fair value	$51.48	$51.38
          At December 31, 2007, based on current achievement of the Performance Measures, it is estimated that approximately 150,000 Performance Shares, having an estimated grant date fair value of approximately $7.7 million, will ultimately vest. At December 31, 2007 the unrecognized compensation cost related to Performance Shares is estimated as $4.0 million and is expected to be recognized over a weighted average period of 1.6 years. Performance Shares having a grant date fair value of approximately $231,000 at the target level were forfeited in 2007; none were forfeited in 2006.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
12. Stock Options and Share-Based Payments (continued)
          Prior to the adoption of SFAS 123(R) ProAssurance applied the intrinsic-value provisions set forth in APB 25 as permitted by SFAS 123. Accordingly, no compensation expense was recognized for option grants prior to 2006 since the exercise price of options granted equaled the fair value of ProAssurance’s common shares on the date of grant. Share-based compensation expense recorded in accordance with SFAS 123(R) decreased earnings for the year ended December 31, 2006 as follows (in thousands, except per share data):

2006
Income from continuing operations, before tax	$4,669
Income from continuing operations, after tax	$3,184
Income from discontinued operations	$417
Net income	$3,601

Income per share from continuing operations:
Basic	$0.10
Diluted	$0.09

Net Income:
Basic	$0.11
Diluted	$0.10
          SFAS 123(R) increased 2006 cash flow from financing activities by $1.2 million and decreased cash flow from operations by the same amount.
          No restatement of prior periods is required when SFAS 123(R) is adopted using the modified prospective transition method. SFAS 123(R) does, however, require disclosure of the effect that applying the fair value recognition provisions of SFAS 123 would have had on prior periods. The following table provides the required disclosure (in thousands, except per share data):

2005
Income from continuing operations, as reported	$80,026
Add: Share-based employee compensation expense included in reported net income, net of related income taxes	84
Less: Share-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(1,808)

Pro forma income from continuing operations	$78,302

Earnings per share, continuing operations:
Basic-as reported	$2.66

Basic-pro forma	$2.61

Diluted-as reported	$2.52

Diluted-pro forma	$2.47

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
13. Earnings Per Share
          The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	2007	2006	2005
	In thousands except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$168,186	$126,984	$80,026
Income from discontinued operations, net of tax	—	109,441	33,431

Net income	$168,186	$236,425	$113,457

Denominator:
Weighted average number of common shares outstanding	32,960	32,044	30,049

Basic earnings per share:
Income from continuing operations	$5.10	$3.96	$2.66
Income from discontinued operations	—	3.42	1.11

Net income	$5.10	$7.38	$3.77

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$168,186	$126,984	$80,026
Effect of assumed conversion of contingently convertible debt instruments	2,967	2,967	2,967

Income from continuing operations-diluted computation	171,153	129,951	82,993
Income from discontinued operations, net of tax	—	109,441	33,431

Net income-diluted computation	$171,153	$239,392	$116,424

Denominator:
Weighted average number of common shares outstanding	32,960	32,044	30,049
Assumed conversion of dilutive stock options/issuance of performance shares	291	309	287
Assumed conversion of contingently convertible debt instruments	2,572	2,572	2,572

Diluted weighted average equivalent shares equivalent shares	35,823	34,925	32,908

Diluted earnings per share:
Income from continuing operations	$4.78	$3.72	$2.52
Income from discontinued operations	—	3.13	1.02

Net income	$4.78	$6.85	$3.54

          In accordance with SFAS 128 “Earnings per Share", the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. The average number of ProAssurance’s outstanding options that were not considered to be dilutive approximated 211,000 during 2007, 180,000 during 2006 and 158,000 during 2005.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
14. Benefit Plans
          ProAssurance currently maintains a defined contribution savings and retirement plan that is intended to provide retirement income to eligible employees. ProAssurance also maintains a non-qualified deferred compensation plan which allows participating management employees to defer a portion of their current salary. ProAssurance’s contribution to the savings and retirement plan was $3.3 million, $3.2 million and $2.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. ProAssurance’s contribution to the deferred compensation plan was approximately $125,000 during each of the years ended December 31, 2007 and 2006; there was no contribution in 2005. ProAssurance’s liability related to the deferred compensation plan consists primarily of employee salary deferrals and approximated $3.1 million at December 31, 2007 and $1.8 million at December 31, 2006.
          When acquired, both PIC Wisconsin and NCRIC maintained defined contribution retirement benefit plans which were assumed by ProAssurance. On January 1, 2006 the NCRIC plan was merged into ProAssurance’s existing plan. The PIC Wisconsin plan was similarly merged on January 1, 2007. ProAssurance incurred expense of approximately $205,000 in 2006 related to the PIC Wisconsin plan and expense of approximately $72,000 in 2005 related to the NCRIC plan.
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
          The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2007 statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Net earnings and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table. For all years the table excludes MEEMIC Insurance Company sold in early 2006 (see Note 3); however, the table does include statutory income of approximately $282 million related to the sale of the MEEMIC companies. The table includes the statutory earnings of PIC Wisconsin and NCRIC in the year of acquisition and thereafter (see Note 2). The net earnings so included are the earnings for the statutory annual period. Consolidated net income, on a GAAP basis, includes the earnings of PIC Wisconsin and NCRIC only for the periods following acquisition: August 2006 for PIC Wisconsin and August 2005 for NCRIC.

Net Earnings			Surplus
2007	2006	2005	2007	2006
In millions
$171	$400	$69	$1,001	$839
          ProAssurance’s insurance subsidiaries are permitted to pay dividends of approximately $162 million during the next year without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
16. Variable Interest Entities
          ProAssurance holds passive interests in seven limited partnerships/limited liability companies that are considered to be VIEs under FIN 46(R) guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46(R). The entities are all non-public investment pools formed for the purpose of achieving diversified equity and debt returns. ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity. The interests were acquired at various times since January 1, 2001.
          ProAssurance’s investment in four of the entities represents an ownership interest of less than 7%. These interests are accounted for on the cost basis because ProAssurance has virtually no influence over the entity. These investments are included in Other Investments and total $34.0 million at December 31, 2007 and $35.1 million at December 31, 2006.
          ProAssurance’s investment in three of the entities represents an ownership interest of between 9% and 32%. These investments are accounted for using the equity method of accounting because ProAssurance has a greater than minor interest in the entity. ProAssurance’s investment in these three entities totals $26.8 million at December 31, 2007 and is included in Investment in Unconsolidated Subsidiaries.
          ProAssurance also holds a direct and beneficial interest in certain high-yield asset backed bonds contributed to an investment fund created for the purpose of managing such investments. The Company’s direct beneficial interest in the securities contributed to the fund qualifies as a silo under FIN 46(R). ProAssurance is considered the primary beneficiary of this silo, and therefore has consolidated its interest in these securities. The securities are included in Other Investments at fair value ($16.2 million at December 31, 2007). See Note 4.
          ProAssurance also holds all the voting securities issued by certain trusts (the Trusts) as discussed in Note 10 and such trusts are considered to be VIEs. The Trusts are not consolidated because ProAssurance is not the primary beneficiary of these trusts. The 2034 Subordinated Debentures are reported in the accompanying Consolidated Balance Sheet as a component of long-term debt. ProAssurance’s equity investments in the Trusts total $1.4 million and are included in Other Assets.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007
17. Quarterly Results of Operations (unaudited)
          The following is a summary of unaudited quarterly results of operations for 2007 and 2006:

	2007
	1st	2nd	3rd	4th
	In thousands except per share data
Net premiums earned(1)	$137,177	$132,663	$135,508	$128,165
Net losses and loss adjustment expenses(1)	99,047	98,793	88,108	65,049
Income from continuing operations(2)	36,090	37,621	43,112	51,363
Net income	36,090	37,621	43,112	51,363

Basic earnings per share:
Income from continuing operations	1.08	1.13	1.32	1.58
Net income	1.08	1.13	1.32	1.58

Diluted earnings per share:
Income from continuing operations	1.02	1.06	1.23	1.47
Net income	1.02	1.06	1.23	1.47

	2006
	1st	2nd	3rd	4th
	In thousands except per share data
Net premiums earned(1)	$142,430	$137,420	$149,444	$153,772
Net losses and loss adjustment expenses(1)	111,132	103,110	114,037	115,050
Income from continuing operations(2)	27,835	29,991	33,368	35,790
Income from discontinued operations(2)	109,441	—	—	—
Net income	137,276	29,991	33,368	35,790

Basic earnings per share:
Income from continuing operations	0.89	0.96	1.03	1.08
Income from discontinued operations	3.51	—	—	—
Net income	4.40	0.96	1.03	1.08

Diluted earnings per share:
Income from continuing operations	0.84	0.90	0.96	1.01
Income from discontinued operations	3.21	—	—	—
Net income	4.05	0.90	0.96	1.01
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year. In 2006, the difference in the sum of the quarterly per share amounts for discontinued operations and net income also differ from the annual computation of these amounts due to the shares issued in the acquisition of PIC Wisconsin in the third quarter of 2006.

(1)	From continuing operations

(2)	Net of tax

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other Than Investments in Related Parties
December 31, 2007

			Amount
	Cost		Which is
	or		Presented
	Amortized	Fair	in the
Type of Investment	Cost	Value	Balance Sheet
	In thousands
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$837,778	$847,874	$847,874
States, municipalities and political subdivisions	1,183,990	1,195,733	1,195,733
Foreign governments	997	990	990
Public utilities	144,420	145,763	145,763
All other corporate bonds	1,043,958	1,040,860	1,040,860
Certificates of deposit	270	270	270
Redeemable preferred stock	14,727	13,103	13,103

Total Fixed Maturities	3,226,140	3,244,593	3,244,593

Equity Securities, available-for-sale
Common Stocks:
Banks, trusts and insurance companies	922	1,336	1,336
Industrial, miscellaneous and all other	3,772	5,980	5,980
Non redeemable preferred stocks	291	281	281

Total Equity Securities, available-for-sale	4,985	7,597	7,597

Equity Securities, trading
Common Stocks:
Public utilities	446	551	551
Banks, trusts and insurance companies	2,886	2,594	2,594
Industrial, miscellaneous and all other	9,812	11,028	11,028

Total Equity Securities, trading	13,144	14,173	14,173

Other long-term investments(1)	142,830	150,254	143,215
Short-term investments	220,029	220,029	220,029

Total Investments	$3,607,128	$3,636,646	$3,629,607

(1)	Other investments include investments reported at cost and investments reported at fair value. Thus, the balance sheet amount is greater than the “cost” column but less than the “fair value” column.

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
ProAssurance Corporation – Registrant Only
Condensed Balance Sheets

	December 31
	2007	2006
	In thousands
Assets
Investment in subsidiaries, at equity	$1,250,690	$1,041,230
Fixed maturities available for sale, at fair value	62,493	204,562
Equity securities available for sale, at fair value	281	—
Equity securities, trading, at fair value	5,203	—
Short-term investments	71,181	25,953
Cash and cash equivalents	3,680	366
Due from subsidiaries	18,848	—
Other assets	10,312	10,603

	$1,422,688	$1,282,714

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$—	$4,369
Other liabilities	15,250	7,726
Long-term debt	152,368	152,072

	167,618	164,167

Stockholders’ Equity:
Common stock	336	334
Other stockholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,254,734	1,118,213

Total stockholders’ equity	1,255,070	1,118,547

	$1,422,688	$1,282,714

ProAssurance Corporation – Registrant Only
Condensed Statements of Income

	Year Ended December 31
	2007	2006	2005
	In thousands
Revenues:
Investment income including net realized investment gains (losses) of $(405), ($1,450) and $63, respectively	$8,281	$6,407	$2,407
Other Income	131	174	62

	8,412	6,581	2,469

Expenses:
Interest expense	9,204	9,063	8,416
Other expenses	4,269	3,538	3,923

	13,473	12,601	12,339

Income (loss) before income tax expense (benefit) and equity in net income of subsidiaries	(5,061)	(6,020)	(9,870)
Income tax expense (benefit)	(2,911)	(2,632)	(3,491)

Income (loss) before equity in net income of subsidiaries	(2,150)	(3,388)	(6,379)
Equity in net income of subsidiaries	170,336	239,813	119,836

Net income	$168,186	$236,425	$113,457

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant (continued)
ProAssurance Corporation – Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
	2007	2006	2005
	In thousands
Cash provided (used) by operating activities	$(21,175)	$2,529	$(4,858)

Investing activities
Purchases of:
Fixed maturities, available for sale	(270,449)	(416,691)	(45,734)
Equity securities, available for sale	(291)	—	—
Proceeds from sale of fixed maturities, available for sale	441,996	252,360	60,162
Net decrease (increase) in short-term investments	(45,228)	(15,217)	(8,059)
Dividends from subsidiaries	7,000	200,000	3,000
Contribution of capital to subsidiaries	(41,202)	(30,410)	(5,937)
Other	3,731	(2,794)	(3,517)

	65,557	(12,752)	(85)

Financing activities
Repurchase of treasury stock	(54,201)	—	—
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	11,175	7,702	1,990
Other	1,958	1,453	3,644

	(41,068)	9,155	5,634

Increase (decrease) in cash and cash equivalents	3,314	(1,068)	691
Cash and cash equivalents, beginning of period	366	1,434	743

Cash and cash equivalents, end of period	$3,680	$366	$1,434

Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
          The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Holding) consolidated financial statements. At December 31, 2007, 2006 and 2005 PRA Holding’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
Acquisitions/Dispositions
          In August 2006 PRA Holding purchased Physicians Insurance Company of Wisconsin, Inc. The acquisition is described in Note 2 to the Consolidated Financial Statements. In January 2006 PRA Holding sold its indirect subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services, as described in Note 3 to the Consolidated Financial Statements. The proceeds from the sale of $400 million were paid to an indirect subsidiary of PRA Holding.

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant (continued)
Notes to Condensed Financial Statements of Registrant (continued)
2. Long-term Debt
          Outstanding long-term debt, as of December 31, 2007 and December 31, 2006, consisted of the following:

		2007	2006
		$ In thousands
Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discounts of $1.6 million and $1.9 million at December 31, 2007 and 2006, respectively.		$105,973	$105,677

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

Due	12/31/2007 Rate
April 2034	8.7%	13,403	13,403
May 2034	8.7%	32,992	32,992

		$152,368	$152,072

          See Note 10 of the Notes to the Consolidated Financial Statements of PRA Holding and its subsidiaries included herein for a detailed description of the terms of the long-term debt.
3. Related Party Transactions
          PRA Holding received dividends from its subsidiaries of $7.0 million, $200.0 million and $3.0 million during the years ended December 31, 2007, 2006 and 2005. PRA Holding contributed capital to its subsidiaries of $41.2 million, $30.4 million and $5.9 million during the years ended December 31, 2007, 2006 and 2005.
4. Income Taxes
          Under terms of PRA Holding’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.
5. Cash Flow
          In 2007, 2006 and 2005, ProAssurance received reimbursement from its subsidiaries related to share based compensation that was paid or is to be paid in future periods to employees of the subsidiaries. These reimbursements are more properly classified as financing activities in the statement of cash flows. In 2006 and 2005, these reimbursements ($7.7 million and $2.0 million, respectively) were classified as a component of cash flow from operations. To conform to the current year presentation, these amounts have been reclassified from (reducing) cash flow operations to (increasing) cash flow from financing activities.

ProAssurance Corporation and Subsidiaries
Schedule III–Supplementary Insurance Information
Years Ended December 31, 2007, 2006, and 2005

	Continuing Operations
	2007	2006	2005
	In thousands
Deferred policy acquisition costs	$22,120	$23,763	$22,256
Reserve for losses and loss adjustment expenses	2,559,707	2,607,148	2,224,436
Unearned premiums	218,028	253,773	264,258
Net premiums earned	533,513	583,067	543,241
Net investment income	171,308	147,450	98,293
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	455,982	479,621	461,182
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(104,985)	(36,292)	(22,981)
Paid losses and loss adjustment expenses net of reinsurance	(354,786)	(274,933)	(226,112)
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	52,855	56,944	53,967
Other underwriting, acquisition and insurance expenses	53,896	49,425	37,990
Net premiums written	506,397	543,376	521,343
Note: all amounts above are derived entirely from consolidated property and casualty entities.

ProAssurance Corporation and Subsidiaries
Schedule IV–Reinsurance
Years Ended December 31, 2007, 2006, and 2005

	Continuing Operations
	2007	2006	2005
	In thousands
Property and Liability(1)
Premiums earned	$585,267	$627,148	$596,289
Premiums ceded	(51,797)	(44,099)	(53,316)
Premiums assumed	43	18	268

Net premiums earned	$533,513	$583,067	$543,241

Percentage of amount assumed to net	0.01%	0.00%	0.05%

(1)	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit
Number	Description

2	Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule.

2.1	Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc. and NCP Merger Corporation, dated February 28, 2005, as amended (1)

2.2	Stock Purchase Agreement dated November 7, 2005, among Motors Insurance Corporation, MEEMIC Insurance Company, MEEMIC Insurance Services Corporation, MEEMIC Holdings, Inc. and ProAssurance Corporation (2)

2.3	Agreement and Plan of Merger, dated as of December 8, 2005, between ProAssurance and PIC Wisconsin, as amended February 14, 2006 (3)

3.1(a)	Certificate of Incorporation of ProAssurance (4)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (5)

3.2	First Restatement of the Bylaws of ProAssurance (6)

4	ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness.

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (7)

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (5)

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (8)

10.2	Professionals Insurance Company Management Group 1996 Long Term Incentive Plan (9)

10.3(a)	ProAssurance Corporation 2004 Equity Incentive Plan (10)

10.3(b)	First amendment to 2004 Equity Incentive Plan (15)

10.4	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers:

Edward L. Rand, Jr.
Howard H. Friedman
Jeffrey P. Lisenby
Darryl K. Thomas
Frank B. O’Neil

10.5	Release and Severance Compensation Agreement between ProAssurance and Victor T. Adamo effective as of January 1, 2008,

10.6(a)	Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007 (12)

10.6(b)	Amendment to Employment Agreement (May 1, 2007) with W. Stancil Starnes effective as of January 1, 2008

10.7	Employment Agreement between ProAssurance and A. Derrill Crowe effective as of July 1, 2007 (13)

10.8	Employment Agreement between ProAssurance and Paul R. Butrus effective as of January 1, 2008

10.9	Consulting Agreement between ProAssurance and William J. Listwan (11)

10.10	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance: (14)

Victor T. Adamo
Lucian F. Bloodworth
Paul R. Butrus
A. Derrill Crowe
Robert E. Flowers
Howard H. Friedman
Jeffrey P. Lisenby
William J. Listwan
John J. McMahon
James J. Morello
Drayton Nabers
John P. North, Jr.
Frank B. O’Neil
Ann F. Putallaz
Edward L. Rand, Jr.
W. Stancil Starnes
Darryl K. Thomas
William H. Woodhams
Wilfred W. Yeargan, Jr.

10.11	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (6)

10.12	Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008

10.13	Amendment and Restatement of Director Deferred Compensation Plan effective January 1, 2008

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-124156) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(2)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 4, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(3)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-131874) and incorporated by reference pursuant to SEC Rule 12b-32.

(4)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC).

(5)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(6)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(7)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(8)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(9)	Filed as an Exhibit to Professionals Group’s Registration Statement on Form S-4 (File No. 333-3138) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(10)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(11)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(12)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 13, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(13)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on November 5, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(14)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(15)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.