Form 10-Q
period 2008-03-31
PROASSURANCE CORP
filed 2008-05-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008 or

☐	[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
if Changed Since Last Report)
               Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
               Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
               As of April 25, 2008 there were 32,055,510 shares of the registrant’s common stock outstanding.

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
          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market area, that are different than anticipated;

–	regulatory, legislative and judicial actions or decisions that affect our business plans or operations;

–	inflation, particularly in loss costs trends;

–	changes in the interest rate environment;

–	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

–	changes in laws or government regulations affecting medical professional liability insurance;

–	changes to our ratings assigned by rating agencies;

–	the effects of changes in the health care delivery system;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of insurance/reinsurance;

–	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

–	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

–	changes in competition among insurance providers and related pricing weaknesses in our markets;

–	loss of independent agents;

–	our ability to purchase reinsurance and collect payments from our reinsurers;

–	increases in guaranty fund assessments;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies, the Financial Accounting Standards Board, or the Securities and Exchange Commission;

–	changes in our organization, compensation and benefit plans; and

–	our ability to retain and recruit senior management.
          Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in “Item 1A, Risk Factors” in our annual report on Form 10K and other documents we file with the Securities and Exchange Commission, such as our current reports on Form 8-K, and our regular reports on Forms 10-Q and 10-K.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31	December 31
(In thousands, except share data)	2008	2007
	(Unaudited)
Assets
Investments
Fixed maturities available for sale, at fair value	$3,241,680	$3,244,593
Equity securities, available for sale, at fair value	8,683	7,597
Equity securities, trading, at fair value	15,111	14,173
Short-term investments	273,141	220,029
Business owned life insurance	62,121	61,509
Investment in unconsolidated subsidiaries	45,781	26,767
Other	52,591	54,939

Total Investments	3,699,108	3,629,607

Cash and cash equivalents	10,688	39,090
Premiums receivable	105,986	98,693
Receivable from reinsurers on unpaid losses and loss adjustment expenses	329,768	327,111
Prepaid reinsurance premiums	15,245	14,835
Deferred taxes	93,627	103,105
Real estate, net	24,146	24,004
Other assets	195,396	203,391

Total Assets	$4,473,964	$4,439,836

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,555,403	$2,559,707
Unearned premiums	246,022	218,028
Reinsurance premiums payable	123,906	128,582

Total Policy Liabilities	2,925,331	2,906,317
Other liabilities	108,509	114,291
Long-term debt	164,269	164,158

Total Liabilities	3,198,109	3,184,766

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,631,672 and 33,570,685 shares issued, respectively	337	336
Additional paid-in capital	511,616	505,923
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $6,766 and $5,334, respectively	12,561	9,902
Retained earnings	829,034	793,166

	1,353,548	1,309,327

Treasury stock, at cost, 1,573,324 shares and 1,128,111 shares, respectively	(77,693)	(54,257)

Total Stockholders’ Equity	1,275,855	1,255,070

Total Liabilities and Stockholders’ Equity	$4,473,964	$4,439,836

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2007	$1,255,070	$9,902	$793,166	$452,002
Net income	35,868	—	35,868	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	2,659	2,659	—	—
Purchase of treasury stock	(23,436)	—	—	(23,436)
Common shares issued as compensation	3,238	—	—	3,238
Share-based compensation	2,440	—	—	2,440
Net effect of stock options exercised	16	—	—	16

Balance at March 31, 2008	$1,275,855	$12,561	$829,034	$434,260

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2006	$1,118,547	$111	$622,310	$496,126
Cumulative effect of accounting change	2,670	—	2,670	—
Net income	36,090	—	36,090	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	1,494	1,494	—	—
Common shares issued as compensation	2,736	—	—	2,736
Share-based compensation	2,253	—	—	2,253
Net effect of stock options exercised	184	—	—	184

Balance at March 31, 2007	$1,163,974	$1,605	$661,070	$501,299

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share data)	2008	2007

Revenues:
Gross premiums written	$160,266	$185,302

Net premiums written	$148,415	$171,459

Premiums earned	$132,018	$150,685
Premiums ceded	(11,441)	(13,508)

Net premiums earned	120,577	137,177
Net investment income	41,059	42,571
Equity in earnings (loss) of unconsolidated subsidiaries	(1,946)	867
Net realized investment gains (losses)	(1,426)	(3,162)
Other income	1,362	1,424

Total revenues	159,626	178,877

Expenses:
Losses and loss adjustment expenses	90,579	129,601
Reinsurance recoveries	(8,897)	(30,554)

Net losses and loss adjustment expenses	81,682	99,047
Underwriting, acquisition and insurance expenses	26,243	26,827
Interest expense	2,422	2,959

Total expenses	110,347	128,833

Income before income taxes	49,279	50,044

Provision for income taxes:
Current expense (benefit)	5,365	11,598
Deferred expense (benefit)	8,046	2,356

	13,411	13,954

Net income	$35,868	$36,090

Earnings per share:
Basic	$1.11	$1.08

Diluted	$1.04	$1.02

Weighted average number of common shares outstanding:
Basic	32,182	33,294

Diluted	35,068	36,157

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2008	2007

Comprehensive income:

Net income	$35,868	$36,090
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	2,659	1,494

Comprehensive income	$38,527	$37,584

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2008	2007

Operating Activities
Net Income	$35,868	$36,090
Depreciation and amortization	3,756	3,923
Net realized investment (gains) losses	1,426	3,162
Net sales (purchases) of trading portfolio securities	(1,825)	(270)
Share-based compensation	2,440	2,253
Deferred income taxes	8,046	2,356
Changes in assets and liabilities:
Premiums receivable	(7,293)	(10,181)
Reserve for losses and loss adjustment expenses	(4,304)	26,477
Unearned premiums	27,994	35,222
Reinsurance related assets and liabilities	(7,743)	1,756
Other	1,135	(13,766)

Net cash provided by operating activities	59,500	87,022

Investing Activities
Purchases of:
Fixed maturities available for sale	(276,176)	(378,214)
Equity securities available for sale	(2,346)	(95)
Other investments	(277)	(71)
Cash invested in unconsolidated subsidiaries	(20,960)	(1,500)
Proceeds from sale or maturities of:
Fixed maturities available for sale	282,155	400,546
Equity securities available for sale	196	315
Other investments	1,886	53
Net (increase) decrease in short-term investments	(53,112)	(142,331)
Other	4,144	6,481

Net cash provided (used) by investing activities	(64,490)	(114,816)

Financing Activities
Repurchase of treasury shares	(23,436)	—
Other	24	125

Net cash provided (used) by financing activities	(23,412)	125

Increase (decrease) in cash and cash equivalents	(28,402)	(27,669)
Cash and cash equivalents at beginning of period	39,090	29,146

Cash and cash equivalents at end of period	$10,688	$1,477

Significant Non-cash Transactions:
Fixed maturity securities transferred, at fair value, to other investments	$—	$34,732

See accompanying notes

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2007 report on Form 10-K.
Accounting Changes
          In September 2006, the FASB issued Statement of Financial Accounting Standards 157, Fair Value Measurements (SFAS 157). The standard establishes a revised definition of fair value: fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not establish new guidance regarding the assets and liabilities required or allowed to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. ProAssurance adopted SFAS 157 on January 1, 2008. ProAssurance did not recognize any cumulative effect related to the adoption of SFAS 157 and adoption did not have a significant effect on ProAssurance’s results of operations or financial condition.
          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits many financial assets and liabilities to be reported at fair value that are not otherwise required under GAAP to be measured at fair value. Under SFAS 159 guidance, the election of fair value treatment is specific to individual assets and liabilities, with changes in fair value recognized in earnings as they occur. The election of fair value measurement is generally irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. ProAssurance adopted SFAS 159 on January 1, 2008 but did not elect fair value measurement for any financial assets or liabilities that were not otherwise required to be measured at fair value.
Recent Accounting Developments
          In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. ProAssurance will adopt the Statement on its effective date. Adoption is not expected to have an effect on ProAssurance’s results of operations or financial position.
          In December 2007 the FASB issued SFAS 141 (Revised 2007) Business Combinations. SFAS 141R replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
1. Basis of Presentation (continued)
date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. ProAssurance will adopt the Statement on its effective date.
Reclassifications
          Several amounts have been reclassified within the 2007 Statement of Cash Flow in order to conform to the 2008 presentation. The reclassifications did not change the total cash provided by (used by) operating, investing or financing activities.
2. Fair Value Measurement
          Effective January 1, 2008 ProAssurance adopted SFAS 157 which establishes a framework for measuring fair value and requires specific disclosures regarding assets and liabilities that are measured at fair value.
          As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 ranks the quality and reliability of the information used to determine fair values into three broad categories, with the highest priority given to Level 1 inputs and the lowest priority to Level 3 inputs. Hierarchy levels are defined by SFAS 157 as follows:

Level 1:	quoted (unadjusted) market prices in active markets for identical assets and liabilities. For ProAssurance, Level 1 inputs are generally quotes for debt or equity securities actively traded in exchange or over-the-counter markets.

Level 2:	market data obtained from sources independent of the reporting entity (observable inputs). For ProAssurance, Level 2 inputs generally include quoted prices in markets that are not active, quoted prices for similar assets/liabilities, and other observable inputs such as interest rates and yield curves that are generally available at commonly quoted intervals.

Level 3:	the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models and discounted cash flow methodologies as well as adjustments to externally quoted prices that are based on management judgment or estimation.
          The following tables present information about ProAssurance’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. No liabilities are measured at fair value at March 31, 2008. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized in the table based on the lowest level input that is significant to the fair value measurement in its entirety. ProAssurance’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
2. Fair Value Measurement (continued)
          Assets measured at fair value on a recurring basis as of March 31, 2008 are as follows:

	March 31, 2008
	Fair Value Measurements Using			Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value

Assets
Fixed maturities, available for sale
Government-sponsored enterprises	$—	$281,473	$—	$281,473
Asset-backed securities	—	925,053	4,290	929,343
Corporate bonds	13,089	548,559	64,703	626,351
State and municipal bonds	—	1,388,892	15,621	1,404,513
Equity securities, available-for-sale	7,943	—	740	8,683
Equity securities, trading	15,111	—	—	15,111
Other investments	—	—	19,740	19,740
Short-term investments	—	273,141	—	273,141

Total assets	$36,143	$3,417,118	$105,094	$3,558,355

          Level 3 assets in the above table consists primarily of asset-backed securities (as shown in the table), private placement senior notes and bank loans (included in Corporate bonds), auction rate municipal bonds (included in State and Municipal bonds), and a beneficial interest in asset-backed securities held in a private investment fund (included in Other investments).
          The private placement senior notes are unconditionally guaranteed by large regional banks rated “A” or better. The asset-backed securities have a weighted average rating of “A”, and are collateralized by a timber trust, timeshare receivables, and Fannie Mae mortgage backed securities. The auction rate municipal bonds are rated AA. The fair value of these assets are primarily derived using pricing models that may require multiple market input parameters as is considered appropriate for the asset being valued.
          The Level 3 bank loans are rated B to BB and are valued by a broker dealer quote or, when quotes are not available, a pricing model. The asset-backed securities held in a private investment fund are rated BB- and are valued using a broker dealer quote.
          The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended March 31, 2008:

	Fair Value Measurements
			State and		Other
	Asset-backed	Corporate	Municipal	Equity	Invested
(in thousands)	Securities	Bonds	Bonds	Securities	Assets	Total

Balance January 1, 2008	$33,283	$86,969	$7,183	$—	$20,981	$148,416

Total gains or (losses) (realized/unrealized) :
Included in earnings, as a part of net realized investment gains/(losses)	—	(80)	—	—	—	(80)
Included in other comprehensive income	(1,949)	(970)	25	—	(774)	(3,668)

Purchases, sales or settlements	(386)	7,980	2,417	740	(467)	10,284
Transfers in and/or out of Level 3	(26,658)	(29,196)	5,996	—	—	(49,858)

Balance March 31, 2008	$4,290	$64,703	$15,621	$740	$19,740	$105,094

Unrealized gains (losses) included in other comprehensive income for the period, related to assets still held at March 31, 2008	$(38)	$(1,167)	$28	$—	$(774)	$(1,951)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
2. Fair Value Measurement (continued)
          The transfers out of Level 3 to Level 2 consists of $29 million of bank loans previously valued using a pricing model that are now valued using multiple broker dealer quotes and $22 million of AAA agency and non-subprime mortgage backed securities previously valued using a single broker dealer quote that are now valued using multiple observable inputs including broker dealer quotes.
3. Investments
          The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,217,339	$59,297	$(34,956)	$3,241,680
Equity securities	7,094	1,854	(265)	8,683

	$3,224,433	$61,151	$(35,221)	$3,250,363

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,226,140	$37,246	$(18,793)	$3,244,593
Equity securities	4,985	2,724	(112)	7,597

	$3,231,125	$39,970	$(18,905)	$3,252,190

          Proceeds from sales of fixed maturities and equity securities during the three months ended March 31, 2008 and 2007 are $126.6 million and $326.6 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $94.9 million and $239.0 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $59.6 million and $128.3 million during the same respective periods.
          Net realized investment gains (losses) are comprised of the following:

	Three Months Ended
	March 31
(In thousands)	2008	2007

Gross realized gains	$401	$442
Gross realized (losses)	(84)	(182)
Other than temporary impairment (losses)	(857)	(4,174)
Trading portfolio net gains (losses)	(886)	752

Net realized investment gains (losses)	$(1,426)	$(3,162)

          In January 2007, ProAssurance transferred high yield asset backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to a private investment fund that is primarily focused on managing such investments. ProAssurance maintains a direct beneficial interest (the separate interest) in the securities originally contributed to the fund. ProAssurance recognized an impairment of $4.2 million related to these securities in 2007. The securities held in the separate interest are included in Other Investments, at fair value totaling $14.7 million at March 31, 2008 (net of unrealized losses of $6.6 million). Cash flows of the separate interest, including net investment earnings and proceeds from sales or maturities, (totaling $11.3 million to date), are routinely transferred to a joint interest (the joint interest) of the fund.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
3. Investments (continued)
          The joint interest is accounted for using the equity method and is included in Investment in Unconsolidated Subsidiaries. In March 2008 ProAssurance contributed an additional $20 million to the joint interest to take advantage of current dislocations in the credit market. At March 3, 2008 the carrying value of the joint interest is $30.7 million and ProAssurance’s ownership interest is 29%.
4. Income Taxes
          The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
5. Deferred Policy Acquisition Costs
          Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
          Amortization of deferred acquisition costs amounted to approximately $12.2 million and $13.6 million for the three months ended March 31, 2008 and 2007, respectively. Unamortized deferred acquisition costs are included in Other Assets and are $23.1 million and $22.1 million at March 31, 2008 and December 31, 2007.
6. Reserves for Losses and Loss Adjustment Expenses
          The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
          ProAssurance recognized favorable net loss development of $20.0 million related to previously established reserves for the three months ended March 31, 2008. The favorable development reflects reductions in the Company’s estimates of claim severity, principally for the 2003 through 2006 accident years.
          ProAssurance recognized favorable net loss development of $15.6 million for the three months ended March 31, 2007 to reflect reductions in estimated claim severity principally for accident years 2003 through 2005, as well as the impact of the quarterly reevaluation of the Company’s loss reserves for verdicts in excess of policy limits.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
7. Long-term Debt
          Outstanding long-term debt, as of March 31, 2008 and December 31, 2007, consists of the following:

		March 31	December 31
(In thousands)		2008	2007

Convertible Debentures due June 2023 (the Convertible Debentures), unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discounts of $1.6 million at both March 31, 2008 and December 31, 2007.		$106,047	$105,973

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

Due	3/31/2008 Rate
April 2034	6.9%	13,403	13,403
May 2034	6.9%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, net of unamortized discounts of $0.2 million at both March 31, 2008 and December 31, 2007, principal of $12.0 million bearing a fixed interest rate of 7.7%, until May 2009.		11,827	11,790

		$164,269	$164,158

Convertibility
          Holders of the Convertible Debentures may convert their debentures during the following quarter when the market value of ProAssurance common stock exceeds the product of the conversion price (currently $41.83) multiplied by 120% for 20 of the last 30 trading days of a quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. During the quarter ended March 31, 2008 the criterion allowing conversion was met and holders may convert through June 30, 2008. To-date, no holders have requested conversion. If converted, ProAssurance has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock.
Fair Value
          At March 31, 2008, the fair value of the Convertible Debentures is approximately 131% of their face value of $107.6 million, based on independent market quotes. At March 31, 2008, the fair value of the 2034 Subordinated Debentures approximates 84% of their face value of $46.4 million and the fair value of the Surplus Notes approximates 86% of their face value of $12.0 million, based on the present value of underlying cash flows discounted at rates available at March 31, 2008 for similar debt.
Additional Information
          For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2007 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
8. Stockholders’ Equity
          At March 31, 2008 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, no preferred stock has been authorized or issued. In 2007, the Board authorized $150 million to repurchase its common shares or debt securities. During the three months ended March 31, 2008 approximately $23.4 million of the authorization was utilized to repurchase approximately 445,000 common shares, all of which are being held as treasury shares. As of March 31, 2008 approximately $56.9 million of the authorization remains available for use. Treasury shares are reported at cost, and are reflected on the balance sheet as an unallocated reduction of total equity.
          ProAssurance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In accordance with the guidance provided in the statement, the cumulative effect of adoption, a $2.7 million reduction in tax liabilities, was recorded as an increase to beginning retained earnings.
          ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan. Share-based compensation expense of approximately $2.4 million with a related tax benefit of approximately $837,000 was recognized during the three months ended March 31, 2008. Share-based compensation expense of approximately $2.3 million with a related tax benefit of approximately $760,000 was recognized during the three months ended March 31, 2007.
          ProAssurance granted approximately 133,000 options during the three months ended March 31, 2008. The estimated fair value of the options averaged $16.49 per option. Fair values were estimated as of the date of grant, using the Black-Scholes option pricing model and the following assumptions:

2008
Weighted average assumptions:
Risk-free interest rate	3.1%
Expected volatility	0.23
Dividend yield	0%
Expected average term (in years)	6
          ProAssurance also granted Performance Shares awards to employees in 2008 under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: PRA executive officers and other managers. The Performance Shares vest at the end of a three year service period if one of two Performance Measures is attained. One Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that vest if performance criteria are met can vary (from 75% to 125% of the target award) depending upon the degree to which Performance Measures are attained. The fair value of each Performance Share was estimated as the market value of ProAssurance’s common shares on the respective date of grant. The following table provides information regarding ProAssurance’s Performance Shares:

Performance
Shares
2008
100% vesting date	12/31/2010
Shares awarded (target)	73,000
Grant date fair value	$54.28

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
9. Commitments and Contingencies
          As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment). The judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $21.9 million, which includes the estimated costs associated with pursuing the post-trial motions or appeal of a final judgment and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. ProAssurance has posted a $20.5 million appellate bond to secure payment of the judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
10. Earnings Per Share
          The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended
	March 31
(In thousands, except per share data)	2008	2007

Basic earnings per share calculation:
Numerator:
Net income	$35,868	$36,090

Denominator:
Weighted average number of common shares outstanding	32,182	33,294

Basic earnings per share	$1.11	$1.08

Diluted earnings per share calculation:
Numerator:
Net income	$35,868	$36,090
Effect of assumed conversion of contingently convertible debt instruments	742	742

Net income– diluted computation	$36,610	$36,832

Denominator:
Weighted average number of common shares outstanding	32,182	33,294
Assumed exercise of dilutive stock options and issuance of performance shares	314	291
Assumed conversion of contingently convertible debt instruments	2,572	2,572

Diluted weighted average equivalent shares	35,068	36,157

Diluted earnings per share	$1.04	$1.02

          In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. The number of ProAssurance’s outstanding options that were not considered to be dilutive during the three-months ended March 31, 2008 and 2007 is approximately 328,000 and 247,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as ProAssurance’s Annual Report on Form 10K for the year ended December 31, 2007, which includes a glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, “we,” “us” and “our” refers to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
          In establishing our reserve for losses, management considers a variety of factors including historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. We perform an in-depth review of our reserve for losses on a semi-annual basis. Additionally, during each reporting period we update and review the data underlying the estimation of our reserve for losses and make adjustments that we believe best reflect emerging data. Any adjustments are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

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
          We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2008 all ceded contracts are accounted for as risk transferring contracts.
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
          We estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Our estimates of the amounts due from and to reinsurers are regularly reviewed and updated by management as new data becomes available. Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers the payment history of the reinsurer, publicly available financial and rating agency data, our interpretation of the underlying contracts and policies, and responses by reinsurers. Appropriate reserves are established for any balances we believe may not be collected.
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
Investment Valuations
          We adopted a new accounting pronouncement, Statement of Financial Accounting Standards 157 Fair Value Measurements, effective January 1, 2008. The new pronouncement revises the definition of fair value and establishes a framework for measuring fair value. The pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value. For example, a quoted market price for an actively traded security on an established trading exchange is considered the most transparent (observable) input used to fair value that security and is classified as a Level 1 in the fair value hierarchy. An investment valued using multiple broker dealer quotes is considered to be valued using observable input that is not as transparent as a quoted market price on an exchange and is classified as a Level 2. An investment valued using either a single broker dealer quote or based on a cash flow valuation model is considered to be valued based on limited observable input and a significant amount of judgment and is classified as Level 3. For further information on the adoption of the pronouncement and the fair value of our investments, see Note 2 to the condensed consolidated financial statements.
          A significant portion of our financial assets are comprised of investments recorded at fair value. Of the Company’s investments recorded at fair value totaling $3.3 billion, a substantial percentage (approximately 97%) is based on observable market prices, observable market parameters (i.e. broker quotes, benchmark yield curves, issuer spreads, bids, etc.) or is derived from such prices or parameters. The availability of observable market prices and pricing parameters (referred to as observable inputs) can vary from investment to investment. We utilize observable inputs, where available, to value our investments. In many cases, we obtain multiple observable inputs for an investment to derive the fair value without requiring significant judgments.

          For investments that are not actively traded, limited or no observable inputs may be available and fair value is determined using valuation techniques appropriate for that investment whether valued internally or externally. The valuation techniques involve some degree of judgment. The portion of our investments valued using less observable market inputs and valuation techniques totaling $105 million (approximately 3% of investments recorded at fair value) consist of asset-backed securities that are priced by external managers using single broker dealer quotes; private placements, bank loans and municipal bonds valued by external asset managers; and auction rate securities and other investments valued internally by management.
          Most of our investments recorded at fair value are considered available-for-sale with a small portion classified as trading. For investments considered as available-for-sale, changes in the fair value are recognized as unrealized gains and losses and are included, net of related tax effects, in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on these investments are recognized in earnings in the period the investment is sold or an other-than-temporary impairment is deemed to have occurred. Changes in the fair value of investments considered as trading are recorded in realized investment gains and losses in the current period.
          We also have other investments, primarily comprised of equity interests in private investment funds (non-public investment partnerships and limited liability companies), $45.8 million of which are accounted for using the equity method and $32.9 million of which are carried at cost. We evaluate these investments for other-than-temporary impairment by considering any declines in fair value below the recorded value. Determining whether there has been a decline in fair value involves assumptions and estimates as there are typically no observable inputs to determine the fair value of these investments.
          We evaluate all our investments on at least a quarterly basis for declines in fair value that represent other-than-temporary impairments. Some of the factors we consider in the evaluation of our investments are:
—	the extent to which the fair value of an investment is less than its cost basis,

—	the length of time for which the fair value of the investment has been less than its cost basis,

—	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available, and

—	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
          Determining whether a decline in the fair value of investments is an other-than-temporary impairment may also involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets or during periods of market dislocation. For example, assessing the value of certain investments requires us to perform an analysis of expected future cash flows or prepayments. For investments in tranches of structured transactions, we are required to assess the credit worthiness of the underlying investments of the structured transaction.
          When we judge a decline in fair value to be other-than-temporary, we reduce the basis of the investment to fair value and recognize a loss in the current period income statement for the amount of the reduction. In subsequent periods, we base any measurement of gain or loss or decline in value upon the adjusted cost basis of the investment.

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
Recent Accounting Pronouncements and Guidance
          In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date. The adoption is not expected to have an effect on our results of operations or financial position.
          In December 2007 the FASB issued SFAS 141 (Revised December 2007) Business Combinations. SFAS 141R replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date.
Accounting Changes
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard revises the definition of fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not establish new guidance regarding the assets and liabilities required or allowed to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted SFAS 157 on January 1, 2008. We did not recognize any cumulative effect related to the adoption of SFAS 157 and the adoption did not have a significant effect on our results of operations or financial condition.
          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits many financial assets and liabilities to be reported at fair value that are not otherwise required under GAAP to be measured at fair value. Under SFAS 159 guidance, the election of fair value treatment is specific to individual assets and liabilities, with changes in fair value recognized in earnings as they occur. The election of fair value measurement is generally irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted SFAS 159 on January 1, 2008 but did not elect fair value measurement for any financial assets or liabilities that were not otherwise required to be measured at fair value.

Liquidity and Capital Resources and Financial Condition
Overview
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2007 Form 10K for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2008. At March 31, 2008 we held cash and investments of approximately $164 million outside of our insurance subsidiaries that are available for use without regulatory approval.
Cash Flows
          The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise timing delays exist between the payment of claims and the collection of reinsurance recoveries.
          Our operating activities provided positive cash flows of approximately $59.5 million and $87.0 million during the three months ended March 31, 2008 and 2007, respectively.
          The decline in operating cash flows during the first quarter of 2008 as compared to the same period in 2007 is principally attributable to lower premium receipts as a result of declines in gross premiums written, an increase in premium payments to our reinsurers (such payments being determined annually by individual reinsurance contract, based upon losses recovered under the contract in the preceding year), and higher income tax payments (attributable to an increase in taxable income in the fourth quarter of 2007 as compared to the fourth quarter of 2006). These reductions to operating cash flows were partially offset by an increase in reinsurance reimbursements received.
          Two metrics commonly used to analyze the operating cash flows of insurance companies are the paid-to-incurred ratio and the paid loss ratio.

	Three Months Ended
	March 31
	2008	2007

Paid-to-incurred ratio	108.5%	75.9%
Paid loss ratio	73.5%	54.8%
          The paid-to-incurred ratio is calculated as net paid losses divided by net incurred losses. The paid loss ratio is calculated as net losses paid divided by net earned premiums. In calculating both of these ratios, net losses paid is defined as losses and loss adjustment expenses paid during the period, net of the anticipated reinsurance recoveries related to those losses.
          For a long-tailed business such as ProAssurance, the ratios for a short period of time should not be viewed in isolation. The ratios are affected not only by variations in net losses paid, but also by variations in premium volume and the recognition of reserve development. The timing of our indemnity payments is affected by many factors, including the nature and number of the claims in process in any one period and the speed at which cases work through the trial and appellate process.
          Approximately 60% of the increase in the paid-to-incurred ratio and approximately 50% of the increase in the paid loss ratio is attributable to lower ratio denominators (net incurred losses and net earned premiums, respectively) in 2008 as compared to 2007. The remainder of the increase in the ratios is attributable to higher net losses paid in 2008.
          Losses paid in 2008 did not, as a whole, exceed amounts reserved for those losses as of December 31, 2007, nor has the payment of losses accelerated in an unexpected manner. In the contractual obligations table included in Part II of our December 31, 2007 Form 10K we projected, largely based on historical payment patterns, that we would pay gross losses of $541 million during 2008 related to the reserves that were established at December 31, 2007. To-date in 2008, our gross loss payments total approximately $91.0 million, which, when annualized, is consistent with the amount estimated for purposes of the table.

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
          We held cash and short-term securities of $283.8 million at March 31, 2008 as compared to $259.1 million at December 31, 2007. We are holding additional funds in our short-term portfolio as a means of increasing our flexibility in a volatile investment market.
          Our investment in unconsolidated subsidiaries increased to $45.8 million at March 31, 2008 as compared to $26.8 million at December 31, 2007. Late in the first quarter of 2008 we increased our investment in one of our unconsolidated subsidiaries by $20 million in order to take advantage of dislocations in the credit market.
          As of March 31, 2008 our available-for-sale fixed maturity securities of $3.2 billion comprise 88% of our total investments. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available-for-sale fixed maturities have a dollar weighted average rating of “AA” at March 31, 2008. The weighted average effective duration of our fixed maturity securities at March 31, 2008 is 4.27 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.95 years.
          Net unrealized gains on our fixed maturity securities increased by approximately $5.9 million during the first quarter of 2008 primarily because of declines in market interest rates. Treasury yields declined by approximately 60 to 150 basis points during the quarter, but, because spreads widened, there was a smaller decrease in our portfolio market yields which mitigated the effect on the fair value of our securities. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, net unrealized gains on our available-for-sale fixed maturity securities are comprised as follows:

	March 31	December 31
(In millions)	2008	2007

Gross unrealized gains	$59.3	$37.2
Gross unrealized (losses)	(35.0)	(18.8)

Net unrealized gains (losses)	$24.3	$18.4

          Approximately 88% of the unrealized loss positions in our portfolio are interest-rate and spread related. We have the intent, and, due to the duration of our overall portfolio and positive operating cash flows, believe we have the ability to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other-than-temporary. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”
          As of March 31, 2008, our fixed maturity securities include securities with a fair value of approximately $18.4 million (cost basis of the securities is approximately $20.0 million) that are supported by collateral we classify as sub-prime, of which approximately 64% are AAA rated, 25% are AA, 3% are A and 8% are BBB. Additionally, we have approximately $2.6 million (cost basis of the securities is approximately $6.8 million) of securities exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of the securities is BB-. During the first quarter of 2008 we evaluated our exposure to the sub-prime market and determined that $396,000 of writedowns were warranted for other than temporary impairments.

           Equity investments represent less than 1% of our total investments and less than 2% of our stockholders’ equity at both March 31, 2008 and December 31, 2007. At March 31, 2008, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios) totaled $23.8 million as compared to $21.8 million at December 31, 2007.
Reinsurance
          At March 31, 2008 our reinsurance recoverable on unpaid losses is $329.8 million. Our receivable from reinsurers on paid losses, which is classified as a part of other assets, is $32.3 million.
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
          Periodically, reinsurers may dispute our claim for reimbursement from them; however, we have not experienced significant collection difficulties due to the financial condition of the reinsurer. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be significant to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Debt
          Our long-term debt at March 31, 2008 is comprised of the following.

		March 31	First
(In thousands, except %)	Rate	2008	Redemption Date
Convertible Debentures	3.9%, fixed	$106,047	July 2008
2034 Subordinated Debentures	6.9%, Libor adjusted	46,395	May 2009
2034 Surplus Notes	7.7%, fixed until May 2009	11,827	May 2009*

		$164,269

*	Subject to approval by the Wisconsin Commissioner of Insurance
          Our Convertible Debentures may be converted at the option of holders when the price of our common stock exceeds a specified price (currently $50.19) during 20 of the last 30 days of any quarter. Upon conversion, holders will receive 23.9037 shares of common stock for each $1,000 principal amount of debentures surrendered for conversion. The criterion allowing conversion was met during the quarter ended March 31, 2008 and holders may convert through June 30, 2008. To-date, no holders have requested conversion. If converted, we have the right to deliver cash or a combination of cash and common stock, in lieu of common stock.
          On June 30, 2008 holders of our Convertible Debt may require us to repurchase all or a portion of the Convertible Debentures at face value, plus interest. We may elect to pay all or a portion of the repurchase price in common stock, with our stock being valued at 97.5% of the average of the sale price for a 20 day period preceding the repurchase date.
          After July 7, 2008 we may redeem our convertible debt at face value, for cash, with at least 30 days but not more than 60 days notice. Debentures called for redemption are convertible by the holder into common stock; we can elect to pay holders in cash or a combination of cash and common stock. We have not yet made any decision regarding such a redemption.

          If the Convertible Debt is repaid, the related unamortized loan discounts and loan costs, which total $1.9 million at March 31, 2008, will be charged to expense in the period of repayment.
          A more detailed description of our debt is provided in Note 7 to the Consolidated Financial Statements.
Treasury Stock
          During the three months ended March 31, 2008 we repurchased 445,000 shares of our common stock at a total cost of $23.4 million. At March 31, 2008 approximately $56.9 million of our Board’s authorization for the repurchase of common shares or debt securities remains available for use.
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
          For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is now on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $21.9 million, which includes the estimated costs associated with pursuing appellate relief and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
          There are risks, as outlined in our Risk Factors in Part 1 of our 10K, that individual actions could cost us more than our estimates. In particular, we or our insureds may receive adverse verdicts; post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds; and we may become a party to bad faith litigation over the settlement of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on ProAssurance’s results of operations in the period in which any such action is resolved.

Overview of Results–Three Months Ended March 31, 2008 and 2007
          Net income totaled $35.9 million for the three months ended March 31, 2008 as compared to $36.1 million for the same period in 2007, a decrease of less than 1%. Net income per diluted share was $1.04 for the three months ended March 31, 2008 as compared to $1.02 for the three months ended March 31, 2007, an increase of 2%. The increase in earnings per share is attributable to treasury shares purchased during the twelve months preceding March 31, 2008, which reduced our weighted average shares as compared to 2007.
          Our results for the three months ended March 31, 2008 compare to our results for the three months ended March 31, 2007 as follows:
Revenues: Our net premiums earned declined by approximately 12% or $16.6 million in 2008 as compared to 2007. The decline reflects the effects of rate reductions and a highly competitive market place. Net investment income declined by 3.6% or $1.5 million and earnings from unconsolidated subsidiaries declined by $2.8 million as a result of lower interest rates during the period and unfavorable conditions in bond and stock markets. We realized net investment losses in both periods, but the losses were $1.7 million less in 2008.
Expenses: Net losses decreased by $17.4 million due to a decline in insured risks and a reduction of $4.4 million from the recognition of favorable prior year loss development. There was little change in our underwriting, acquisition and insurance expenses between the two quarters.
Ratios: Our net loss ratio decreased by 4.5 points and the combined ratio decreased by 2.3 points in the first quarter of 2008 as compared to 2007 due to an increase in the amount of favorable development recognized in 2008. Our expense ratio increased by 2.2 points, primarily because premium volume declined, which offset some of the improvement in the net loss ratio. Our operating ratio declined by 5.4 points and return on equity declined by 1.3 points.

Results of Operations–Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
          Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands)	2008	2007	Change

Revenues:

Gross premiums written	$160,266	$185,302	$(25,036)

Net premiums written	$148,415	$171,459	$(23,044)

Premiums earned	$132,018	$150,685	$(18,667)
Premiums ceded	(11,441)	(13,508)	2,067

Net premiums earned	120,577	137,177	(16,600)
Net investment income	41,059	42,571	(1,512)
Equity in earnings of unconsolidated subsidiaries	(1,946)	867	(2,813)
Net realized investment gains (losses)	(1,426)	(3,162)	1,736
Other income	1,362	1,424	(62)

Total revenues	159,626	178,877	(19,251)

Expenses:
Losses and loss adjustment expenses	90,579	129,601	(39,022)
Reinsurance recoveries	(8,897)	(30,554)	21,657

Net losses and loss adjustment expenses	81,682	99,047	(17,365)
Underwriting, acquisition and insurance expenses	26,243	26,827	(584)
Interest expense	2,422	2,959	(537)

Total expenses	110,347	128,833	(18,486)

Income before income taxes	49,279	50,044	(765)

Income taxes	13,411	13,954	(543)

Net income	$35,868	$36,090	$(222)

Earnings per share:
Basic	$1.11	$1.08	$0.03

Diluted	$1.04	$1.02	$0.02

Net loss ratio	67.7%	72.2%	(4.5)
Underwriting expense ratio	21.8%	19.6%	2.2

Combined ratio	89.5%	91.8%	(2.3)

Operating ratio	55.4%	60.8%	(5.4)

Return on equity*	11.3%	12.6%	(1.3)

*	Annualized

Premiums

	Three Months Ended March 31
($ in thousands)	2008	2007	Change

Gross premiums written	$160,266	$185,302	$(25,036)	(13.5%)

Premiums earned	$132,018	$150,685	$(18,667)	(12.4%)
Premiums ceded	(11,441)	(13,508)	2,067	(15.3%)

Net premiums earned	$120,577	$137,177	$(16,600)	(12.1%)

Gross Written Premiums
          Premiums written declined during the three months ended March 31, 2008 as compared to the same period in 2007, reflecting the effects of lower rates and a very competitive market. Improved loss trends allowed us to reduce rates in selected markets beginning in early 2007, resulting in a decrease to premiums as policies take effect at the new rates. Rate reductions have allowed us to maintain a high retention rate. We continue to face strong, largely price-based, competition in virtually all of our markets which makes the acquisition of new business challenging. We have increased our focus on identifying new business, but we are unwilling to provide coverage at rates that we do not believe to be profitable. We continue to believe that inadequate pricing risks erosion of reserves, deterioration of underwriting results and failure to achieve returns for our shareholders.
          Physician premiums represent 87% and 89% of gross written premiums for the three months ended March 31, 2008 and 2007, respectively. Physician premiums decreased by 15% during the first quarter of 2008, as compared to 2007.

	Three Months Ended March 31
($ in thousands)	2008	2007	Change

Physician Premiums*	$139,731	$164,370	$(24,639)	(15.0%)

*	Exclusive of tail premiums
          Our overall retention rate based on the number of physician risks that renew with us is approximately 89% for the three months ended March 31, 2008, as compared to 85% for the three months ended March 31, 2007. Our charged rates for physicians that renewed during the three months ended March 31, 2008 reflect a decrease of approximately 7% as compared to the same period in 2007. Charged rates include the effects of filed rates, surcharges and discounts.
          Premiums written for non-physician coverages represent 9% and 8% of our total gross written premiums for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31
($ in thousands)	2008	2007	Change

Non-physician Premiums*
Hospital and facility coverages	$7,140	$8,099	$(959)	(11.8%)
Other non-physician coverage:	6,851	7,355	(504)	(6.9%)

	$13,991	$15,454	$(1,463)	(9.5%)

*	Exclusive of tail premiums
          Hospital and facility coverages are the most significant component of non-physician premiums and represent approximately 4% of our total gross premiums written during both three-month periods ended March 31, 2008 and 2007. Other non-physician coverages consist primarily of professional liability coverages provided to lawyers and to health care professionals such as dentists and nurses.
          We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period. Because of this volatility, we separate premiums associated with tail coverages from our other premiums. During the first three months of 2008, tail premiums totaled $6.5 million (4% of gross written premiums), an increase of $1.1 million as compared to the same period in 2007.

Premiums Earned

	Three Months Ended March 31
($ in thousands)	2008	2007	Change

Premiums earned	$132,018	$150,685	$(18,667)	(12.4%)
          Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
          Exclusive of the effect of tail premiums, the decline in premiums earned for the three months ended March 31, 2008 as compared to the same period in 2007 reflects declines in gross premiums written during 2007 and 2008, as well as a decline that is due to premium earned in 2007 related to unearned premiums acquired in the merger with PIC Wisconsin.
          As discussed under Gross Premiums Written, our written premiums declined during the first quarter of 2008; consequently, premiums earned are likely to decrease during the remainder of 2008.
Premiums Ceded

	Three Months Ended March 31
($ in thousands)	2008	2007	Change

Premiums ceded	$11,441	$13,508	$(2,067)	(15.3%)
          Premiums ceded represent the portion of earned premiums that we pay our reinsurers for their assumption of a portion of our losses. The reinsurance expense ratio (ceded premiums as a percentage of earned premiums) for the first quarter of 2008 is 8.7% which is comparable to the ratio for the same period in 2007 of 9.0%. Our 2007-2008 reinsurance treaties renewed on October 1, 2007 without significant change in cost or structure.

Net Investment Income, Net Realized Investment Gains (Losses); Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Net Investment Income

	Three Months Ended March 31
($ in thousands)	2008	2007	Change

Net investment income	$41,059	$42,571	$(1,512)	(3.6%)
          Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes income from short-term, trading portfolio and cash equivalent investments, dividend income from equity securities, earnings from other investments and increases in the cash surrender value of business owned executive life insurance contracts. Investment fees and expenses are deducted from investment income.
          Net investment income by investment category is as follows:

	Three Months Ended
	March 31
(In thousands)	2008	2007

Fixed maturities	$38,752	$36,318
Equities	150	62
Short-term investments	2,328	3,863
Other invested assets	363	2,883
Business owned life insurance	613	572
Investment expenses	(1,147)	(1,127)

Net investment income	$41,059	$42,571

          The increase in net investment income from fixed maturities for the three months ended March 31, 2008 as compared to the same period in 2007 reflects both higher average invested funds and slightly improved yields. Our average invested funds have increased as a result of the investment of cash flows from our insurance operations. Market interest rates during 2007 allowed us to consistently invest new and matured funds at rates that exceed the average held in our portfolio, which improved our yields in the first quarter of 2008 as compared to the first quarter of 2007. Average yields for our available-for-sale fixed maturity securities during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31
	2008	2007

Average income yield	4.8%	4.6%
Average tax equivalent income yield	5.5%	5.3%
          The decline in investment income from short term investments during the three months ended March 31, 2008 as compared to the same period in 2007 reflects lower market interest rates for these types of securities in 2008. Income from other invested assets is principally derived from private investment funds accounted for on a cost basis. Because we recognize the income related to these funds as it is distributed to us, our income from these holdings can vary significantly from period to period. The primary reason for the 2008 decline in income is that one such fund that historically has made a distribution each quarter chose not to make a distribution during the first quarter of 2008 given the turmoil in the debt markets.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	Three Months Ended March 31
(In thousands)	2008	2007	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$(1,946)	$867	$(2,813)
          Equity in earnings (loss) of unconsolidated subsidiaries is derived from our ownership interests in private investment funds accounted for on the equity basis. One of the private investment funds in which we invest is primarily focused on equity investments in the small cap equity market. The fund reported a loss for the first quarter of 2008 primarily because of equity market declines during the quarter.
Net Realized Investment Gains (Losses)
          The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended
	March 31
(In thousands)	2008	2007

Net gains (losses) from sales	$317	$260
Other-than-temporary impairment (losses)	(857)	(4,174)
Trading portfolio gains (losses)	(886)	752

Net realized investment gains (losses)	$(1,426)	$(3,162)

          During the first quarter of 2008 we recognized other-than-temporary impairment losses of $396,000 related to asset backed bonds and $80,000 related to a corporate bond. We also recognized impairments of approximately $353,000 related to a passive investment that we hold in a private investment fund and impairments of $28,000 related to an equity position we intended to sell subsequent to quarter end. Other-than-temporary impairment losses recognized in 2007 related to high yield asset backed bonds, particularly those with sub-prime loan exposures.
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
          The following table summarizes calendar year net losses and net loss ratios for the three months ended March 31, 2008 and 2007 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2008	2007	Change	2008	2007	Change

Current accident year	$101.7	$114.6	$(12.9)	84.3%	83.5%	0.8
Prior accident years	(20.0)	(15.6)	(4.4)	(16.6%)	(11.3%)	(5.3)

Calendar year	$81.7	$99.0	$(17.3)	67.7%	72.2%	(4.5)

*	Net losses as specified divided by net premiums earned.

          Our current accident year loss ratio for the three months ended March 31, 2008 increased slightly as compared to 2007 primarily due to small variations between the periods with respect to the mix of insured risks. Based upon claims data, we have reduced our expectation of claims severity within our retained layers of coverage. As a result during the first quarter of 2008 we recognized net favorable development of $20.0 million generally related to our previously established (prior accident year) reserves. In particular we have observed claims severity, within the first $1 million of coverage, for the 2003 through 2006 accident years below our initial expectations. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2003-2006, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity.
          During the three months ended March 31, 2007 we recognized net favorable development of $15.6 million related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2003 through 2005 accident years.
          Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
Underwriting, Acquisition and Insurance Expenses

($ in thousands)
Underwriting, Acquisition and Insurance
Expenses				Underwriting Expense Ratio
Three Months Ended March 31				Three Months Ended March 31
2008	2007	Change		2008	2007	Change

$26,243	$26,827	$(584)	(2%)	21.8%	19.6%	2.2
          Underwriting, acquisition and insurance expenses are lower on an overall basis in the first three months of 2008 as compared to the same period in 2007. The decrease is primarily comprised of lower policy acquisition costs, partially offset by increased compensation costs. The decrease in policy acquisition costs and the increase in underwriting expense ratio are primarily due to lower earned premium volume in 2008 as compared to 2007, as previously discussed.
          Underwriting, acquisition and insurance expenses include stock based compensation expense of approximately $2.4 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. Stock based compensation expense of $680,000 for the three months ended March 31, 2008 relates to awards given to employees who are eligible for retirement as compared to $1.0 million for the same period in 2007. Awards issued to retirement eligible employees are expensed when granted rather than over the vesting period of the award.
          Net guaranty fund assessments (recoupments) totaled approximately $(369,000) and $(45,000) for the three months ended March 31, 2008 and 2007, respectively, and include benefits of approximately $344,000 and $59,000, respectively, related to amounts recouped from our insureds. The recouped amounts are primarily related to assessments previously paid to the Florida Insurance Guaranty Association, Inc.

Interest Expense
          The decrease in interest expense for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily due to the redemption of our 2032 Subordinated Debentures in December 2007. Also, our 2034 Subordinated Debentures carry variable interest rates based on LIBOR, and the LIBOR reset rates were lower in the first quarter of 2008 as compared to 2007.
          Interest expense by debt obligation is provided in the following table:

	Three Months Ended March 31
(In thousands)	2008	2007	Change

Convertible Debentures	$1,141	$1,141	$—
2032 Subordinated Debentures	—	392	(392)
2034 Subordinated Debentures	992	1,143	(151)
Surplus Notes	284	279	5
Other	5	4	1

	$2,422	$2,959	$(537)

Taxes
          Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended
	March 31
	2008	2007

Statutory rate	35%	35%
Tax-exempt income	(9%)	(7%)
Other	1%	—
	-
Effective tax rate	27%	28%

          The decrease in our 2008 effective tax rate is primarily the result of our tax-exempt income being a greater percentage of total income than in 2007.

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
          The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of March 31, 2008.

(In millions, except duration)	March 31, 2008			December 31, 2007
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$2,950	$(292)	4.74	$2,961	4.62
100 basis point rise	$3,095	$(147)	4.67	$3,103	4.52
Current rate *	$3,242	$—	4.27	$3,245	4.13
100 basis point decline	$3,375	$133	3.81	$3,374	3.67
200 basis point decline	$3,501	$259	3.62	$3,494	3.48

*	Current rates are as of March 31, 2008 and December 31, 2007.
          At March 31, 2008, the fair value of our investment in preferred stocks was $2.1 million, including net unrealized losses of $54,000. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.
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
          ProAssurance’s cash and short-term investment portfolio at March 31, 2008 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
          As of March 31, 2008, 97.8% of our fixed maturity securities are rated investment grade as determined by a nationally recognized statistical rating agency. We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level. However, even investment grade securities can rapidly deteriorate and result in significant losses.
          As of March 31, 2008, our fixed maturity securities include securities with a fair value of approximately $18.4 million (cost basis of the securities is approximately $20.0 million) that are supported by collateral we classify as sub-prime, of which approximately 64% are AAA rated, 25% are AA, 3% are A and 8% are BBB. Additionally, we have approximately $2.6 million (cost basis of the securities is approximately $6.8 million) of securities exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of these securities is BB-. During the first quarter of 2008 we evaluated our exposure to the sub-prime market and determined that $396,000 of writedowns was warranted for other than temporary impairments.

Equity Price Risk
          At March 31, 2008 the fair value of our investment in common stocks was $21.7 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $23.8 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $19.7 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
          The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
          There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II – OTHER INFORMATION
ITEM1. LEGAL PROCEEDINGS
          See Note 9 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
          There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2007 Form 10K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Items 2(a) and (b) are inapplicable.
          (c) Information required by Item 703 of Regulation S-K

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

January 1, 2008- January 31, 2008	239,966	$53.95	239,966	$67,389,790
February 1, 2008-February 29, 2008	—	—	—	$67,389,790
March 1, 2008- March 31, 2008	205,247	$51.11	205,247	$56,899,430

Total	445,213	$52.64	445,213

ITEM 6. EXHIBITS

10.1	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers*:

Edward L. Rand, Jr. Howard H. Friedman Darryl K. Thomas Frank B. O’Neil Jeffrey P. Lisenby

10.2	Release and Severance Compensation Agreement dated as of January 1, 2008, between ProAssurance and Victor T. Adamo.*

10.3	Amendment to Employment Agreement (May 1, 2007) with W. Stancil Starnes, effective January 1, 2008.*

10.4	Employment Agreement between ProAssurance and Paul R. Butrus dated as of January 1, 2008.*

10.5	Amendment and Restatement of the ProAssurance Executive Non-Qualified Excess Plan and Trust effective January 1, 2008.*

10.6	Amendment and Restatement of the ProAssurance Director Deferred Compensation Plan effective January 1, 2008.*

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

*	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION May 7, 2008
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)