Form 10-Q
period 2008-06-30
PROASSURANCE CORP
filed 2008-08-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008 or

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
if Changed Since Last Report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of August 1, 2008 there were 33,492,005 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30	December 31
	2008	2007
(In thousands, except share data)	(Unaudited)
Assets
Investments
Fixed maturities available for sale, at fair value	$3,172,913	$3,236,739
Equity securities, available for sale, at fair value	16,056	15,451
Equity securities, trading, at fair value	16,054	14,173
Short-term investments	307,208	229,817
Business owned life insurance	62,689	61,509
Investment in unconsolidated subsidiaries	47,484	26,767
Other	52,008	54,939

Total Investments	3,674,412	3,639,395

Cash and cash equivalents	8,389	30,274
Premiums receivable	94,720	98,693
Receivable from reinsurers on unpaid losses and loss adjustment expenses	281,149	327,111
Prepaid reinsurance premiums	13,827	14,835
Deferred taxes	108,613	103,105
Real estate, net	23,962	24,004
Other assets	171,902	203,391

Total Assets	$4,376,974	$4,440,808

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,506,661	$2,559,707
Unearned premiums	207,775	218,028
Reinsurance premiums payable	124,840	128,582

Total Policy Liabilities	2,839,276	2,906,317
Other liabilities	118,711	115,263
Long-term debt	164,380	164,158

Total Liabilities	3,122,367	3,185,738

Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 33,640,830 and 33,570,685 shares issued, respectively	337	336
Additional paid-in capital	514,173	505,923
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($8,078) and $5,334, respectively	(15,006)	9,902
Retained earnings	872,352	793,166

	1,371,856	1,309,327
Treasury stock, at cost, 2,362,013 shares and 1,128,111 shares, respectively	(117,249)	(54,257)

Total Stockholders’ Equity	1,254,607	1,255,070

Total Liabilities and Stockholders’ Equity	$4,376,974	$4,440,808

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2007	$1,255,070	$9,902	$793,166	$452,002
Net income	79,186	—	79,186	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(24,908)	(24,908)	—	—
Purchase of treasury stock	(62,992)	—	—	(62,992)
Common shares issued as compensation	3,687	—	—	3,687
Share-based compensation	4,545	—	—	4,545
Net effect of stock options exercised	19	—	—	19

Balance at June 30, 2008	$1,254,607	($15,006)	$872,352	$397,261

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2006	$1,118,547	$111	$622,310	$496,126
Cumulative effect of accounting change	2,670	—	2,670	—
Net income	73,711	—	73,711	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(28,293)	(28,293)	—	—
Purchase of treasury stock	(20,012)	—	—	(20,012)
Common shares issued as compensation	3,137	—	—	3,137
Share-based compensation	3,742	—	—	3,742
Net effect of stock options exercised	752	—	—	752

Balance at June 30, 2007	$1,154,254	$(28,182)	$698,691	$483,745

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2008	2007	2008	2007

Revenues:
Gross premiums written	$88,005	$105,747	$248,272	$291,049

Net premiums written	$78,784	$90,867	$227,199	$262,326

Premiums earned	$126,407	$148,622	$258,425	$299,306
Premiums ceded	(10,639)	(15,959)	(22,080)	(29,466)

Net premiums earned	115,768	132,663	236,345	269,840
Net investment income	41,313	44,548	82,372	87,119
Equity in earnings (loss) of unconsolidated subsidiaries	(2)	964	(1,949)	1,831
Net realized investment gains (losses)	(5,349)	277	(6,775)	(2,885)
Other income	1,336	1,682	2,699	3,107

Total revenues	153,066	180,134	312,692	359,012

Expenses:
Losses and loss adjustment expenses	77,715	110,050	168,294	239,651
Reinsurance recoveries	(12,044)	(11,257)	(20,940)	(41,811)

Net losses and loss adjustment expenses	65,671	98,793	147,354	197,840
Underwriting, acquisition and insurance expenses	25,157	25,648	51,399	52,475
Interest expense	2,292	2,984	4,714	5,944

Total expenses	93,120	127,425	203,467	256,259

Income before income taxes	59,946	52,709	109,225	102,753

Provision for income taxes:
Current expense (benefit)	16,770	10,607	22,135	22,204
Deferred expense (benefit)	(142)	4,481	7,904	6,838

	16,628	15,088	30,039	29,042

Net income	$43,318	$37,621	$79,186	$73,711

Earnings per share:
Basic	$1.36	$1.13	$2.47	$2.22

Diluted	$1.27	$1.06	$2.31	$2.08

Weighted average number of common shares outstanding:
Basic	31,868	33,178	32,025	33,236

Diluted	34,739	36,093	34,904	36,125

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Comprehensive income:
Net income	$43,318	$37,621	$79,186	$73,711
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(27,567)	(29,787)	(24,908)	(28,293)

Comprehensive income	$15,751	$7,834	$54,278	$45,418

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2008	2007

Operating Activities
Net Income	$79,186	$73,711
Depreciation and amortization	7,721	7,789
Net realized investment (gains) losses	6,775	2,885
Net sales (purchases) of trading portfolio securities	(2,497)	(4,180)
Share-based compensation	4,545	3,742
Deferred income taxes	7,904	6,838
Changes in assets and liabilities:
Premiums receivable	3,973	6,703
Reserve for losses and loss adjustment expenses	(53,046)	(4,411)
Unearned premiums	(10,253)	(7,590)
Reinsurance related assets and liabilities	43,228	38,168
Other	11,422	(28,931)

Net cash provided by operating activities	98,958	94,724

Investing Activities
Purchases of:
Fixed maturities available for sale	(468,362)	(663,487)
Equity securities available for sale	(2,346)	(218)
Other investments	(278)	(2,051)
Cash invested in unconsolidated subsidiaries	(22,666)	—
Proceeds from sale or maturities of:
Fixed maturities available for sale	485,276	672,888
Equity securities available for sale	369	518
Other investments	2,592	7,045
Net (increase) decrease in short-term investments	(77,390)	(106,821)
Other	5,785	(8,564)

Net cash provided (used) by investing activities	(77,020)	(100,690)

Financing Activities
Repurchase of treasury stock	(62,992)	(16,770)
Excess tax benefit from options exercised	25	1,643
Book overdraft	13,330	10,594
Other	5,814	117

Net cash provided (used) by financing activities	(43,823)	(4,416)

Increase (decrease) in cash and cash equivalents	(21,885)	(10,382)
Cash and cash equivalents at beginning of period	30,274	21,236

Cash and cash equivalents at end of period	$8,389	$10,854

Significant Non-cash Transactions:
Fixed maturity securities transferred, at fair value, to other investments	$—	$34,732

See accompanying notes

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2007 report on Form 10-K.
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.
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
Recent Accounting Developments
     In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which will alter the accounting for ProAssurance’s Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement should be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is effective for ProAssurance on January 1, 2009, and must be applied retrospectively with a cumulative effect adjustment being made as of the earliest period presented. Early adoption is not permitted. ProAssurance is currently assessing

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
1. Basis of Presentation (continued)
the impact that the adoption will have on its financial condition and results of operations, but expects no impact on ending Total Stockholders’ Equity after the conversion of the Convertible Debentures (July 2, 2008).
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
     In December 2007 the FASB issued SFAS 141 (Revised 2007), Business Combinations. SFAS 141R replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. ProAssurance will adopt the Statement on its effective date.
2. Fair Value Measurement
     Effective January 1, 2008 ProAssurance adopted SFAS 157 which establishes a framework for measuring fair value and requires specific disclosures regarding assets and liabilities that are measured at fair value.
     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined by SFAS 157 as follows:

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
2. Fair Value Measurement (continued)
     The following tables present information about ProAssurance’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. No liabilities are measured at fair value at June 30, 2008. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized in the table based on the lowest level input that is significant to the fair value measurement in its entirety. ProAssurance’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets being valued.
     Assets measured at fair value on a recurring basis as of June 30, 2008 are as follows:

	June 30, 2008
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
Government-sponsored enterprises	$—	$217,282	$—	$217,282
Asset-backed securities	—	893,248	1,576	894,824
Corporate bonds	5,071	597,408	60,487	662,966
State and municipal bonds	—	1,386,699	11,142	1,397,841
Equity securities, available-for-sale	15,316	—	740	16,056
Equity securities, trading	16,054	—	—	16,054
Other investments(1)	—	—	19,156	19,156
Short-term investments(2)	188,228	118,980	—	307,208

Total assets	$224,669	$3,213,617	$93,101	$3,531,387

(1)	Other investments also include investments of $32.9 million accounted for using the cost method.

(2)	Short-term investments are reported at amortized cost, which approximates fair value.
     Level 3 assets in the above table consist primarily of asset-backed securities (as shown in the table), private placement senior notes (included in Corporate bonds), auction rate municipal bonds (included in State and Municipal bonds), and a beneficial interest in asset-backed securities held in a private investment fund (included in Other investments).
     The private placement senior notes are unconditionally guaranteed by large regional banks rated “A” or better. The asset-backed securities have a weighted average rating of AA+, and are collateralized by a timber trust and a Fannie Mae mortgage backed security. The auction rate municipal bonds are rated AA-. The fair value of these assets are primarily derived using pricing models that may require multiple market input parameters as is considered appropriate for the asset being valued.
     The asset-backed securities held in a private investment fund are rated BB+ and are valued using a broker dealer quote.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
2. Fair Value Measurement (continued)
     The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and six months ended June 30, 2008:

	June 30, 2008
	Fair Value Measurements
	Asset-		State and		Other
	backed	Corporate	Municipal	Equity	Invested
(In thousands)	Securities	Bonds	Bonds	Securities	Assets	Total

Balance March 31, 2008	$4,290	$64,703	$15,621	$740	$19,740	$105,094

Total gains (losses), realized and unrealized:
Included in earnings, as a part of net realized investment gains/(losses)	—	—	—	—	—	—
Included in other comprehensive income	236	435	(911)	—	(491)	(731)

Purchases, sales or settlements	(16)	6,147	(2,575)	—	(93)	3,463
Transfers in and/or out of Level 3	(2,934)	(10,798)	(993)	—	—	(14,725)

Balance June 30, 2008	$1,576	$60,487	$11,142	$740	$19,156	$93,101

Unrealized gains (losses) included in other comprehensive income for the three months ended June 30, 2008 related to assets still held at June 30, 2008	$(58)	$(7)	$(883)	$—	$(490)	$(1,438)

Balance January 1, 2008	$33,283	$86,969	$7,183	$—	$20,981	$148,416

Total gains (losses), realized and unrealized:
Included in earnings, as a part of net realized investment gains/(losses)	—	(80)	—	—	—	(80)
Included in other comprehensive income	(1,713)	(535)	(886)	—	(1,265)	(4,399)

Purchases, sales or settlements	(402)	14,128	(158)	740	(560)	13,748
Transfers in and/or out of Level 3	(29,592)	(39,995)	5,003	—	—	(64,584)

Balance June 30, 2008	$1,576	$60,487	$11,142	$740	$19,156	$93,101

Unrealized gains (losses) included in other comprehensive income for the six months ended June 30, 2008 related to assets still held at June 30, 2008	$46	$(720)	$(883)	$—	$(1,264)	$(2,821)

     The transfers out of Level 3 into Level 2 primarily consist of $40 million (including $11 million transferred after March 31, 2008) of bank loans and $30 million (including $3 million transferred after March 31, 2008) of asset backed bonds that were previously valued using either a pricing model or a single broker dealer quote. The securities are now priced using multiple observable inputs including pricing services that use multiple broker quotes for their evaluation.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
3. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,189,360	$26,128	$(42,575)	$3,172,913
Equity securities	15,599	1,569	(1,112)	16,056

	$3,204,959	$27,697	$(43,687)	$3,188,969

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,217,194	$37,246	$(17,701)	$3,236,739
Equity securities	13,931	2,724	(1,204)	15,451

	$3,231,125	$39,970	$(18,905)	$3,252,190

     Proceeds from sales of fixed maturities and equity securities during the six months ended June 30, 2008 and 2007 are $228.3 million and $495.4 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $106.1 million and $326.3 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $77.3 million and $242.0 million during the same respective periods.
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Gross realized gains	$688	$1,292	$1,089	$1,734
Gross realized (losses)	(859)	(78)	(943)	(260)
Other-than-temporary impairment (losses)	(5,450)	—	(6,307)	(4,174)
Trading portfolio net gains (losses)	272	(937)	(614)	(185)

Net realized investment gains (losses)	$(5,349)	$277	$(6,775)	$(2,885)

     During the second quarter of 2008 ProAssurance recognized other-than-temporary impairment losses of $5.5 million, which included $4.7 million related to asset backed bonds, $433,000 related to corporate bonds and $271,000 related to equity holdings. During the first quarter of 2008 ProAssurance recognized impairment losses of $857,000 including impairments of $396,000 related to asset backed bonds, $80,000 related to a corporate bond, $353,000 related to a passive investment that ProAssurance holds in a private investment fund and $28,000 related to an equity position that was sold shortly after the end of the first quarter. Other-than-temporary impairment losses recognized in 2007 related to high yield asset backed bonds, particularly those with sub-prime loan exposures.
     In January 2007, ProAssurance transferred high yield asset backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to a private investment fund that is primarily focused on managing such investments. ProAssurance maintains a direct beneficial interest (the separate interest) in the securities originally contributed to the fund. ProAssurance recognized an impairment of $4.2 million related to these securities in 2007. The securities held in the separate interest are included in Other Investments, at fair value totaling $14.1 million at June 30, 2008 (net of unrealized losses of $7.1 million). Cash flows of the separate interest, including net investment earnings and proceeds from sales or maturities, (totaling $12.0 million to date), are routinely transferred to a joint interest (the joint interest) of the fund.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
3. Investments (continued)
     The joint interest is accounted for using the equity method and is included in Investment in Unconsolidated Subsidiaries. In March 2008 ProAssurance contributed an additional $20 million to the joint interest to take advantage of current dislocations in the credit market. At June 30, 2008 the carrying value of the joint interest is $30.7 million and ProAssurance’s ownership interest approximates 22%.
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
     Amortization of deferred acquisition costs are $11.7 million and $24.0 million for the three and six months ended June 30, 2008. Amortization of deferred acquisition costs was $13.2 million and $26.8 million for the three and six months ended June 30, 2007. Unamortized deferred acquisition costs are included in Other Assets totaling $20.6 million and $22.1 million at June 30, 2008 and December 31, 2007.
6. Reserves for Losses and Loss Adjustment Expenses
     The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
     ProAssurance recognized favorable net loss development of $31.3 million related to previously established reserves for the three months ended June 30, 2008 and recognized $51.3 million of favorable net loss development for the six months ended June 30, 2008. The favorable net loss development reflects reductions in the Company’s estimates of claim severity, principally for the 2003 through 2006 accident years but also includes $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period.
     ProAssurance recognized favorable net loss development of $20.0 million for the three months and $35.6 million for the six months ended June 30, 2007 to reflect reductions in estimated claim severity principally for accident years 2003 through 2005, offset by an increase to the reserves for losses in excess of policy limits.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
7. Long-term Debt
     Outstanding long-term debt, as of June 30, 2008 and December 31, 2007, consists of the following:

		June 30	December 31
(In thousands)		2008	2007

Convertible Debentures due June 2023 but all converted into common stock in July 2008, see below. Unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discounts of $1.5 million and $1.6 million at June 30, 2008 and December 31, 2007, respectively.		$106,121	$105,973

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjustable quarterly.

Due	6/30/2008 Rate
April 2034	6.5%	13,403	13,403
May 2034	6.5%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, net of unamortized discounts of $0.1 million and $0.2 million at June 30, 2008 and December 31, 2007, principal of $12.0 million bearing a fixed interest rate of 7.7%, until May 2009.		11,864	11,790

		$164,380	$164,158

Convertible Debentures
     On June 2, 2008 ProAssurance notified holders of its intent to redeem all of its outstanding Convertible Debentures (aggregate principal amount of $107.6 million) on July 7, 2008. As discussed in Note 11, prior to the redemption date all holders of the Convertible Debentures requested conversion and on July 2, 2008 all of the Convertible Debentures were converted into 2,572,029 shares of ProAssurance Corporation common stock.
Fair Value
     At June 30, 2008, the fair value of the 2034 Subordinated Debentures approximated 85% of their face value of $46.4 million and the fair value of the Surplus Notes approximated 86% of their face value of $12.0 million, based on the present value of underlying cash flows discounted at rates available at June 30, 2008 for similar debt.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2007 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
8. Stockholders’ Equity
     At June 30, 2008 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, no preferred stock has been authorized or issued.
     In 2007, the Board authorized $150 million to repurchase its common shares or debt securities. During the six months ended June 30, 2008 approximately $63.0 million of the authorization was utilized to repurchase approximately 1.2 million common shares, all of which are held as treasury shares on June 30, 2008. Treasury shares are reported at cost, and are reflected on the balance sheet as an unallocated reduction of total equity. As of June 30, 2008 approximately $17.3 million of the Board repurchase authorization remains available for use.
     As discussed in Note 11, on July 2, 2008 approximately 2.12 million treasury shares were re-issued and 450,000 new common shares were issued to complete the conversion of ProAssurance’s Convertible Debentures.
     ProAssurance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In accordance with the guidance provided in the statement, the cumulative effect of adoption, a $2.7 million reduction in tax liabilities, was recorded as an increase to beginning retained earnings.
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan. Share-based compensation expense of approximately $2.1 million and $4.5 million with a related tax benefit of approximately $720,000 and $1.6 million was recognized during the three and six months ended June 30, 2008. Share-based compensation expense of approximately $1.5 million and $3.7 million with a related tax benefit of approximately $493,000 and $1.3 million was recognized during the three and six months ended June 30, 2007.
     ProAssurance granted approximately 133,000 options during the six months ended June 30, 2008. The estimated fair value of the options averaged $16.49 per option. Fair values were estimated as of the date of grant, using the Black-Scholes option pricing model and the following assumptions:

2008
Weighted average assumptions:
Risk-free interest rate	3.1%
Expected volatility	0.23
Dividend yield	0%
Expected average term (in years)	6

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
8. Stockholders’ Equity (continued)
     ProAssurance also granted Performance Share awards to employees in March 2008 under the ProAssurance 2004 Equity Incentive Plan. The Performance Share awards vest at the end of a three year service period if specified Performance Measures are attained. The number of Performance Shares ultimately awarded varies from 75% to 125% of the target award depending upon the degree to which Performance Measures are attained. The fair value of each Performance Share was estimated as the market value of ProAssurance’s common shares on the respective date of grant. The following table provides information regarding ProAssurance’s Performance Shares awards:

Performance
Shares
2008
100% vesting date	12/31/2010
Shares awarded (target)	73,000
Grant date fair value	$54.28
9. Commitments and Contingencies
     As a result of the acquisition of NCRIC Corporation (NCRIC) in 2005, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment). The judgment is on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability related to the judgment of $22.1 million, which includes the estimated costs associated with pursuing appellate relief and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price. ProAssurance has posted a $21.1 million appellate bond to secure payment of the judgment plus interest and costs, in the event the judgment is ultimately affirmed and paid.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
10. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share calculation:
Numerator:
Net income	$43,318	$37,621	$79,186	$73,711

Denominator:
Weighted average number of common shares outstanding	31,868	33,178	32,025	33,236

Basic earnings per share	$1.36	$1.13	$2.47	$2.22

Diluted earnings per share calculation:
Numerator:
Net income	$43,318	$37,621	$79,186	$73,711
Effect of assumed conversion of contingently convertible debt instruments	742	742	1,484	1,484

Net income—diluted computation	$44,060	$38,363	$80,670	$75,195

Denominator:
Weighted average number of common shares outstanding	31,868	33,178	32,025	33,236
Assumed exercise of dilutive stock options and issuance of performance shares	299	343	307	317
Assumed conversion of contingently convertible debt instruments	2,572	2,572	2,572	2,572

Diluted weighted average equivalent shares	34,739	36,093	34,904	36,125

Diluted earnings per share	$1.27	$1.06	$2.31	$2.08

     In accordance with SFAS 128, Earnings per Share, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. Approximately 370,000 and 200,000 of ProAssurance’s outstanding options, on average, were not considered to be dilutive during the six-months periods ended June 30, 2008 and 2007, respectively.
11. Subsequent Event
     On June 2, 2008, ProAssurance notified holders of its Convertible Debentures of its intent to redeem 100% of its outstanding debentures (aggregate principal of $107.6 million) on July 7, 2008. Prior to redemption, all holders of the Convertible Debentures requested conversion. The conversion rate under the Indenture was 23.9037 shares of Common Stock per $1,000 principal amount of debentures surrendered for conversion. ProAssurance completed the conversion of all of the outstanding debentures on July 2, 2008 by reissuing 2.12 million treasury shares and 450,000 newly issued common shares. The transaction will result in a net increase to Stockholders’ Equity of approximately $112 million in the third quarter of 2008. No gain or loss will be recorded related to the conversion.
     Approximately 360,000 common shares were repurchased in July 2008 which fully utilized the purchase authorization that remained at June 30, 2008. On August 5, 2008 the Board of Directors of ProAssurance authorized, effective immediately, an additional $100 million for the repurchase of common shares or retirement of outstanding debt.

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
Critical Accounting Estimates
     Our Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
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
     In establishing our reserve for losses, management considers a variety of factors including claims frequency, historical paid and incurred loss development trends, the effect of inflation on medical care, general economic trends and the legal environment. We perform an in-depth review of our reserve for losses on a semi-annual basis. Additionally, during each reporting period we update and review the data underlying the estimation of our reserve for losses and make adjustments that we believe best reflect emerging data. Any adjustments are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

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
     We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2008 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
     We adopted a new accounting pronouncement, Statement of Financial Accounting Standards 157, Fair Value Measurements, effective January 1, 2008. The new pronouncement revises the definition of fair value and establishes a framework for measuring fair value. The pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value. For example, a quoted market price for an actively traded security on an established trading exchange is considered the most transparent (observable) input used to fair value that security and is classified as a Level 1 in the fair value hierarchy. An investment valued using multiple broker dealer quotes is considered to be valued using observable input that is not as transparent as a quoted market price on an exchange and is classified as a Level 2. An investment valued using either a single broker dealer quote or based on a cash flow valuation model is considered to be valued based on limited observable input and a significant amount of judgment and is classified as Level 3. For further information on the adoption of the pronouncement and the fair value of our investments, see Note 2 to the Condensed Consolidated Financial Statements.
     A significant portion of our financial assets are comprised of investments recorded at fair value. Of the Company’s investments recorded at fair value totaling $3.5 billion, a substantial percentage (approximately 97%) is based on observable market prices, observable market parameters (i.e. broker quotes, benchmark yield curves, issuer spreads, bids, etc.) or is derived from such prices or parameters. The availability of observable market prices and pricing parameters (referred to as observable inputs) can vary from investment to investment. We utilize observable inputs, where available, to value our investments. In many cases, we obtain multiple observable inputs for an investment to derive the fair value without requiring significant judgments.

     For investments that are not actively traded, limited or no observable inputs may be available and fair value is determined using valuation techniques appropriate for that investment whether valued internally or externally. The valuation techniques involve some degree of judgment. The portion of our investments valued using less observable market inputs and valuation techniques totaling $93 million (approximately 3% of investments recorded at fair value) consist of asset-backed securities that are priced by external managers using single broker dealer quotes, private placements, and auction rate securities and other investments valued internally by management.
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
     We also have other investments, primarily comprised of equity interests in private investment funds (non-public investment partnerships and limited liability companies), $47.5 million of which are accounted for using the equity method and $32.9 million of which are carried at cost. We evaluate these investments for other-than-temporary impairment by considering any declines in fair value below the recorded value. Determining whether there has been a decline in fair value involves assumptions and estimates as there are typically no observable inputs to determine the fair value of these investments.
     We evaluate all our investments on at least a quarterly basis for declines in fair value that represent other-than-temporary impairments. Some of the factors we consider in the evaluation of our investments are:
–	the extent to which the fair value of an investment is less than its recorded basis,

–	the length of time for which the fair value of the investment has been less than its recorded basis,

–	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available,

–	third party research and credit rating reports,

–	the extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer,

–	the extent to which we believe market assessments of credit risk for a specific investment or category of investments are either well founded or are speculative,

–	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure,

–	for asset backed securities: the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan, and

–	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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
Recent Accounting Pronouncements and Guidance
     In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which will alter the accounting for our Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement should be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 will become effective for ProAssurance on January 1, 2009 and must be applied retrospectively with a cumulative effect adjustment being made as of the earliest period presented. Early adoption is not permitted. We are currently assessing the impact that the adoption will have on our financial condition and results of operations but expect no impact on Total Stockholders’ Equity after the conversion of the Convertible Debentures (July 2, 2008).
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

     In December 2007 the FASB issued SFAS 141 (Revised December 2007), Business Combinations. SFAS 141R replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date.
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
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2007 Form 10K for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2008. At June 30, 2008 we held cash and investments of approximately $124 million outside of our insurance subsidiaries that are available for use without regulatory approval. Additionally, in early August, 2008 we received dividends of $125 million from and also contributed capital of $25 million to our insurance subsidiaries.
Cash Flows
     The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of reinsurance recoveries. Our operating activities provided positive cash flows of approximately $99.0 million and $94.7 million during the six months ended June 30, 2008 and 2007, respectively.
     Operating cash flows during the first half of 2008 increased as compared to the same period in 2007 principally due to lower loss payments, net of reinsurance received (including $24 million received related to the commutation of a group of prior year contracts). Additionally, cash inflows were affected by lower premium receipts as a result of declines in gross premiums written, increased premium payments to our reinsurers for adjustments related to losses recovered under the contract in the preceding year, and higher income tax payments (attributable to an increase in taxable income in the fourth quarter of 2007 as compared to the fourth quarter of 2006).
     Two metrics commonly used to analyze the operating cash flows of insurance companies are the paid-to-incurred ratio and the paid loss ratio.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Paid-to-incurred ratio	100.2%	109.8%	104.8%	92.8%
Paid loss ratio	56.8%	81.8%	65.3%	68.1%
     The paid-to-incurred ratio is calculated as net paid losses divided by net incurred losses. The paid loss ratio is calculated as net paid losses divided by net premiums earned. In calculating both of these ratios, net paid losses is defined as losses and loss adjustment expenses paid during the period, net of the anticipated reinsurance recoveries related to those losses.
     For a long-tailed business such as ProAssurance, fluctuations in the ratios over short periods of time are not unexpected and are not necessarily indicative of either positive or negative changes in loss experience. The timing of our indemnity payments is affected by many factors, including the nature and number of the claims in process during any one period and the speed at which cases work through the trial and appellate process. The ratios are affected not only by variations in net paid losses, but also by variations in premium volume and the recognition of reserve development.
     The paid loss ratio and paid-to-incurred ratio declined in the second quarter 2008 as compared to 2007 because of lower net paid losses, including the effect of a reinsurance commutation of $24 million. The decrease in net paid losses more than offset the effects of lower ratio denominators (net earned premiums for the paid loss ratio; net incurred losses for the paid-to-incurred ratio).

     Net earned premiums and net incurred losses both reflect reductions in insured risks in 2008 as compared to 2007; net incurred losses also reflect a greater amount of prior year favorable net loss development in 2008 than 2007.
     The reduction in net paid losses was much less pronounced on a year-to-date basis, and thus had a smaller effect on both ratios for the six-month period. In the case of the paid-to-incurred ratio, the decrease to the ratio caused by lower net paid losses did not completely offset the increase to the ratio that resulted from lower net incurred losses.
     Losses paid in 2008 have not, as a whole, exceeded amounts reserved for those losses as of December 31, 2007, nor has the payment of losses accelerated in an unexpected manner. In the contractual obligations table included in Part II of our December 31, 2007 Form 10K we projected, largely based on historical payment patterns, that we would pay gross losses of $541 million during 2008 related to the reserves that were established at December 31, 2007. Through June 30, 2008, our gross loss payments total approximately $221 million, which, when annualized, is consistent with the amount estimated for purposes of the table.
Investments
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. Typically, between $50 million and $75 million of our investments mature or are paid down in a given quarter and are available, if needed, to meet our cash flow requirements. At our insurance subsidiaries’ level, the primary outflow of cash is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     We held cash and short-term securities of $315.6 million at June 30, 2008 as compared to $260.1 million at December 31, 2007. We are holding additional funds in our short-term portfolio as a means of increasing our flexibility in a volatile investment market.
     Our investment in unconsolidated subsidiaries increased to $47.5 million at June 30, 2008 as compared to $26.8 million at December 31, 2007. Late in the first quarter of 2008 we increased our investment in one of our unconsolidated subsidiaries by $20 million in order to take advantage of dislocations in the credit market.
     As of June 30, 2008 our available-for-sale fixed maturity securities of $3.2 billion comprise 86% of our total investments. Substantially all of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available-for-sale fixed maturities have a dollar weighted average rating of “AA” at June 30, 2008. The weighted average effective duration of our fixed maturity securities at June 30, 2008 is 4.3 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.9 years.
     Fair values of our fixed maturity securities decreased by approximately $36 million during the first half of 2008 primarily because of increases in market interest rates. Treasury yields at June 30, 2008 remained relatively flat as compared to December 31, 2007. However, because spreads widened, our portfolio market yields increased, which reduced the fair value of our securities. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, net unrealized gains (losses) on our available-for-sale fixed maturity securities are comprised as follows:

	June 30	December 31
(In millions)	2008	2007
Gross unrealized gains	$26.1	$37.2
Gross unrealized (losses)	(42.6)	(17.7)

Net unrealized gains (losses)	$(16.5)	$19.5

     Approximately 94% of the unrealized loss positions in our portfolio are interest-rate and spread related. We have the intent, and, due to the duration of our overall portfolio and positive cash flows, believe we have the ability to hold these bonds to recovery of book value or maturity and do not consider the declines in value to be other-than-temporary. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     As of June 30, 2008, our fixed maturity securities include securities with a fair value of approximately $15.5 million (adjusted cost basis of the securities is approximately $17.5 million) that are supported by collateral we classify as sub-prime, of which approximately 62% are AAA rated, 26% are AA, 10% are A and 2% are BBB. Additionally, we have approximately $2.6 million (adjusted cost basis of the securities is approximately $7.5 million) of securities exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of the securities is “BB+”. During the first half of 2008 we evaluated our exposure to the sub-prime market and determined that $452,000 of write downs were warranted for other-than-temporary impairments.
     Subsequent to June 30, 2008 the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corp (Freddie Mac), both Government Sponsored Entities (GSEs), have been subject to significant market disruptions and regulatory discussions which have caused declines in related securities. Fannie Mae and Freddie Mac own or guarantee about half of the mortgages in the United States. We have direct exposure to these GSEs in our fixed income portfolio of approximately $104 million in senior debt and indirect exposure of $492 million through mortgage-backed securities guaranteed by these agencies. We also hold approximately $9 million of preferred stocks and $123,000 of common stocks of Fannie Mae and Freddie Mac. Based upon our analysis of these securities and the implicit and explicit support the GSEs are receiving from the Federal Government we continue to view these securities as an appropriate asset class. Whether or not the government will inject capital to boost the financial strength of these GSEs and whether that capital will rank equally to current preferred stocks is still uncertain and may impact the value of our preferred and common stocks in the future. We will continue to monitor the value of the securities we hold as related market events unfold as part of our ongoing other-than-temporary impairment process.
     Speculation has also been made with regard to financial institutions, as a whole, and their financial strength in light of the recent credit crisis. As of June 30, 2008 we hold fixed income securities of financial institutions that have a fair value of approximately $350 million (adjusted cost basis of the securities is approximately $359 million). The average rating of these securities is between AA- and A and the duration is approximately 2.8 years. Our largest fixed income exposures are to Lehman Brothers totaling $23.8 million and Morgan Stanley totaling $21.3 million. These securities are experiencing price and rating volatility. We have reviewed the individual securities and do not believe any of our holdings warrant a write down for other-than-temporary impairment.
     Equity investments represent less than 1% of our total investments and less than 3% of our stockholders’ equity at both June 30, 2008 and December 31, 2007. At June 30, 2008, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios) totaled $32.1 million as compared to $29.6 million at December 31, 2007.

Reinsurance
     At June 30, 2008 our reinsurance recoverable on unpaid losses is $281.1 million. Our receivable from reinsurers on paid losses, which is classified as a part of other assets, is $23.7 million.
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
Debt
     Our long-term debt at June 30, 2008 is comprised of the following.

		June 30	First
(In thousands, except %)	Rate	2008	Redemption Date

Convertible Debentures	3.9%, fixed	$106,121	Converted July 2008 (see below)
2034 Subordinated Debentures	6.5%, Libor adjusted	46,395	May 2009
2034 Surplus Notes	7.7%, fixed until May 2009	11,864	May 2009*

		$164,380

*	Subject to approval by the Wisconsin Commissioner of Insurance
     A detailed description of our debt is provided in Note 7 to the Consolidated Financial Statements.
     As discussed in Notes 7 and 11, on June 2, 2008 we notified holders of our Convertible Debentures of our intent to redeem all of the outstanding debentures on July 7, 2008; prior to redemption all holders requested conversion. On July 2, 2008 all outstanding Convertible Debentures were converted into 2.57 million shares of our common stock; comprised of approximately 2.12 million reissued treasury shares and 450,000 newly issued common shares. The transaction will result in a net increase to Stockholders’ Equity of approximately $112 million in the third quarter of 2008. No gain or loss will be recorded related to the conversion. Because the dilutive effect of the debentures has been included in our calculation of fully diluted earnings per share, the conversion of the debentures has no impact on this measurement. However, the conversion will result in an increase in book value per share of approximately $0.28.

Treasury Stock
     During the six months ended June 30, 2008 we repurchased 1.2 million shares of our common stock at a total cost of $63.0 million. At June 30, 2008 approximately $17.3 million of our Board’s authorization for the repurchase of common shares or debt securities remained available for use. As previously discussed, approximately 2.1 million shares of treasury shares were reissued in July 2008 as a part of the conversion of our Convertible Debentures.
     In July 2008 we repurchased approximately 360,000 common shares which exhausted our existing Board authorization. On August 5, 2008 our Board authorized, effective immediately, an additional $100 million for the repurchase of common shares or retire outstanding debt.
Litigation
     We are involved in various legal actions arising primarily from claims against us related to insurance policies and claims handling, including, but not limited to, claims asserted by our policyholders. Legal actions are generally divided into two categories: (1) Legal actions dealing with claims and claim-related activities which we consider in our evaluation of our reserve for losses, and (2) legal actions falling outside of these areas which we evaluate and reserve for separately as a part of our Other Liabilities.
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
     For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC in 2005, ProAssurance assumed the risk of loss for a judgment entered against NCRIC on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the CHW judgment). The CHW judgment is on appeal to the District of Columbia Court of Appeals. ProAssurance has established a liability for this judgment of $22.1 million, which includes the estimated costs associated with pursuing appellate relief and projected post-trial interest, $19.5 million of which was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
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

Overview of Results—Three and Six Months Ended June 30, 2008 and 2007
     Net income totaled $43.3 million and $79.2 million for the three- and six-month periods ended June 30, 2008 as compared to $37.6 million and $73.7 million, respectively, for the same periods in 2007. Net income per diluted share was $1.27 and $2.31 for the three- and six-month periods ended June 30, 2008, respectively, as compared to $1.06 and $2.08 for the three- and six-month periods ended June 30, 2007, respectively. The increase in net income earnings per share is attributable to both the increase in net income and treasury shares purchased during the twelve months preceding June 30, 2008, which reduced our weighted average shares outstanding as compared to 2007.
     Our results for the three and six months ended June 30, 2008 compare to the same respective periods in 2007 as follows:
Revenues
     Net premiums earned declined in 2008 by approximately $16.9 million (13%) for the three- month period and $33.5 million (12%) for the six-month period. The declines reflect the effects of a highly competitive market place and rate reductions.
     Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, declined in 2008 by $4.2 million (9.2%) for the three-month period and $8.5 million (9.6%) for the six-month period. The decline primarily reflects lower interest rates during 2008 and unfavorable conditions in the bond market.
     We recognized net investment losses during both the three- and six-month periods of 2008, primarily due to the recognition of other-than-temporary impairments which increased $5.5 million and $2.1 million for the quarter and year-to-date periods as compared to 2007.
Expenses
     Net losses decreased in 2008 as compared to 2007 by $33.1 million for the three months and by $50.4 million for the six months ended June 30, 2008 due to a decline in insured risks and increased recognition of favorable prior year loss development of $11.3 million for the second quarter and $15.7 million for the first half of 2008. Underwriting, acquisition and insurance expenses declined by approximately $500,000 and $1.1 million for the comparative three- and six-month periods, respectively. Interest expense declined by $700,000 for the three months and by $1.2 million for the six months.
Ratios
     Our net loss ratio decreased in 2008 by 17.8 points for the three-month period and 11.0 points for the six-month period as a result of the recognition of favorable net loss development as discussed above. Our expense ratio increased by 2.4 points for the three months and 2.3 points for the six months ended June 30, 2008 primarily as a result of flat operating expenses and the decline in premium. Our operating ratio decreased by 17.5 points for the three months and 11.3 points for the six months. Return on equity (annualized) increased by 0.7 points to 13.7% for the three months and decreased by 0.4 points to 12.6% for the six-month period.

Results of Operations-Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30			Six Months Ended June 30
($ in thousands, except share data)	2008	2007	Change	2008	2007	Change

Revenues:
Gross premiums written	$88,005	$105,747	$(17,742)	$248,272	$291,049	$(42,777)

Net premiums written	$78,784	$90,867	$(12,083)	$227,199	$262,326	$(35,127)

Premiums earned	$126,407	$148,622	$(22,215)	$258,425	$299,306	$(40,881)
Premiums ceded	(10,639)	(15,959)	5,320	(22,080)	(29,466)	7,386

Net premiums earned	115,768	132,663	(16,895)	236,345	269,840	(33,495)
Net investment income	41,313	44,548	(3,235)	82,372	87,119	(4,747)
Equity in earnings of unconsolidated subsidiaries	(2)	964	(966)	(1,949)	1,831	(3,780)
Net realized investment gains (losses)	(5,349)	277	(5,626)	(6,775)	(2,885)	(3,890)
Other income	1,336	1,682	(346)	2,699	3,107	(408)

Total revenues	153,066	180,134	(27,068)	312,692	359,012	(46,320)

Expenses:
Losses and loss adjustment expenses	77,715	110,050	(32,335)	168,294	239,651	(71,357)
Reinsurance recoveries	(12,044)	(11,257)	(787)	(20,940)	(41,811)	20,871

Net losses and loss adjustment expenses	65,671	98,793	(33,122)	147,354	197,840	(50,486)
Underwriting, acquisition and insurance expenses	25,157	25,648	(491)	51,399	52,475	(1,076)
Interest expense	2,292	2,984	(692)	4,714	5,944	(1,230)

Total expenses	93,120	127,425	(34,305)	203,467	256,259	(52,792)

Income before income taxes	59,946	52,709	7,237	109,225	102,753	6,472

Income taxes	16,628	15,088	1,540	30,039	29,042	997

Net income	$43,318	$37,621	$5,697	$79,186	$73,711	$5,475

Earnings per share:
Basic	$1.36	$1.13	$0.23	$2.47	$2.22	$0.25

Diluted	$1.27	$1.06	$0.21	$2.31	$2.08	$0.23

Net loss ratio	56.7%	74.5%	(17.8)	62.3%	73.3%	(11.0)
Underwriting expense ratio	21.7%	19.3%	2.4	21.7%	19.4%	2.3

Combined ratio	78.4%	93.8%	(15.4)	84.0%	92.7%	(8.7)

Operating ratio	42.7%	60.2%	(17.5)	49.1%	60.4%	(11.3)

Return on equity*	13.7%	13.0%	0.7	12.6%	13.0%	(0.4)

*	Annualized

Premiums

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Gross premiums written	$88,005	$105,747	$(17,742)	(16.8%)	$248,272	$291,049	$(42,777)	(14.7%)

Premiums earned	$126,407	$148,622	$(22,215)	(14.9%)	$258,425	$299,306	$(40,881)	(13.7%)
Premiums ceded	(10,639)	(15,959)	5,320	(33.3%)	(22,080)	(29,466)	7,386	(25.1%)

Net premiums earned	$115,768	$132,663	$(16,895)	(12.7%)	$236,345	$269,840	$(33,495)	(12.4%)

Gross Premiums Written
     Gross premiums written declined during both the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007, reflecting the effects of lower premium rates and a very competitive market. During 2007 we began to see the impact of improving loss trends in our rate making analysis and as a result have lowered rates where indicated; as policies take effect at these lower rates our premiums written have declined. While such rate reductions do result in lower premiums, they have allowed us to maintain a favorable retention rate and we continue to price our business at what we believe to be profitable levels. We continue to face price-based competition in virtually all of our markets which makes the acquisition of new business challenging. While we persist in seeking new business opportunities, we are unwilling to provide coverage at rates that we do not believe to be profitable. We continue to believe that inadequate pricing risks erosion of reserves, deterioration of underwriting results and failure to achieve returns for our shareholders.
     Physician premiums represent 78% and 80% of gross premiums written for the three months and 84% and 86% of gross premiums written for the six months ended June 30, 2008 and 2007, respectively. Physician premiums decreased by 19% for the comparative three-month periods and by 16% for the comparative six-month periods.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Physician Premiums*	$69,002	$84,885	$(15,883)	(18.7%)	$208,734	$249,255	$(40,521)	(16.3%)

*	Exclusive of tail premiums as discussed below
     Our overall retention rate (without adjustment to eliminate retirees or any risks sought to be renewed by us) based on the number of physician risks that renew with us, is approximately 85% and 88% for the three- and six-month periods ended June 30, 2008, respectively, as compared to 85% for both the three- and the six-month periods ended June 30, 2007. On our renewed business, our charged rates reflect average decreases of 7% and 6% for the three and six months ended June 30, 2008, respectively. Charged rates include the effects of filed rates, surcharges and discounts.
     Premiums written for non-physician coverages represent 16% and 14% of our total gross premiums written for the three months and 11% and 10% of our total gross premiums written for the six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Non-physician Premiums*
Hospital and facility	$8,407	$8,857	$(450)	(5.1%)	$15,547	$16,956	$(1,409)	(8.3%)
Other non-physician	5,732	5,819	(87)	(1.5%)	12,583	13,174	(591)	(4.5%)

	$14,139	$14,676	$(537)	(3.7%)	$28,130	$30,130	$(2,000)	(6.6%)

*	Exclusive of tail premiums as discussed below
     Hospital and facility coverages are the most significant component of non-physician premiums and represent 10% and 8% of our total gross premiums written during the three-month periods ended June 30, 2008 and 2007, respectively, and represent 6% of our total gross premiums written during each of the six-month periods in 2008 and 2007. Other non-physician coverages consist primarily of professional liability coverages provided to lawyers and to other health care professionals such as dentists and nurses. We are seeing the same competitive pressures in these areas as we are seeing in our physician business.

     We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period. Tail premiums totaled approximately $4.9 million and $11.4 million (6% and 5% of gross written premiums) for the three and six months ended June 30, 2008, respectively, decreases of $1.3 million and $0.3 million as compared to the same respective periods in 2007.
Premiums Earned

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Premiums earned	$126,407	$148,622	$(22,215)	(14.9%)	$258,425	$299,306	$(40,881)	(13.7%)
     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
     Exclusive of the effect of tail premiums, the decline in premiums earned for the three and six months ended June 30, 2008 as compared to the same period in 2007 reflects declines in gross premiums written during 2007 and 2008, as well as a decline of $3.8 million for the three months and $10.0 million for the six months that is due to premium earned in 2007 related to unearned premiums acquired in the merger with PIC Wisconsin.
     During the twelve months preceding June 30, 2008, our written premiums have declined as compared to written premiums for the twelve months preceding June 30, 2007. Consequently, 2008 earned premiums are expected to continue to be lower than 2007 earned premiums.
Premiums Ceded

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Premiums ceded	$10,639	$15,959	$(5,320)	(33.3%)	$22,080	$29,466	$(7,386)	(25.1%)
     Premiums ceded represent the portion of earned premiums that we pay our reinsurers for their assumption of a portion of our losses. The premium that we cede to our reinsurers is determined, in part, by the loss experience (subject to minimums and maximums) of the business ceded to them. It takes a number of years before all losses are known, and in the intervening period, premiums due to the reinsurers are estimated.
     Our reinsurance expense ratio (ceded premiums as a percentage of premiums earned) is 8.4% for the three months and 8.5% for the six months ended June 30, 2008 as compared to a 9% ratio (adjusted to exclude an increase in ceded premiums of $2.6 million in the second quarter of 2007 to reflect the impact of increases in our projection of ceded losses for prior year agreements) for both the three- and six-month periods of 2007. The decrease in the ratio in 2008 is primarily because proportionally more of the 2008 premium decline resulted from ceded business rather than from retained business. Also, in 2007 a portion of PIC Wisconsin premiums were earned under pre-acquisition reinsurance arrangements; those arrangements ceded a greater portion of all premium to reinsurers than do the post-acquisition reinsurance arrangements.

Net Investment Income, Net Realized Investment Gains (Losses); Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Net Investment Income

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Net investment income	$41,313	$44,548	$(3,235)	(7.3%)	$82,372	$87,119	$(4,747)	(5.4%)
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
     Net investment income by investment category is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Fixed maturities	$39,112	$37,861	$77,865	$74,179
Equities	198	77	348	139
Short-term investments	1,617	3,846	3,945	7,709
Other invested assets	1,023	3,258	1,385	6,140
Business owned life insurance	568	583	1,180	1,155
Investment expenses	(1,205)	(1,077)	(2,351)	(2,203)

Net investment income	$41,313	$44,548	$82,372	$87,119

     The increase in net investment income from fixed maturities for the three and six months ended June 30, 2008 as compared to the same periods in 2007 reflects both higher average invested funds and slightly improved yields. Our average invested funds have increased as a result of the investment of cash flows from our insurance operations. Market interest rates during 2007 and 2008 allowed us to consistently invest new and matured funds at rates that exceed the average held in our portfolio, which improved our yields in 2008 as compared to 2007. Average yields for our available-for-sale fixed maturity securities during the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Average income yield	4.9%	4.7%	4.8%	4.7%
Average tax equivalent income yield	5.7%	5.4%	5.6%	5.3%
     The decline in investment income from short term investments during 2008 as compared to 2007 reflects lower market interest rates, on average 280 basis points, for these types of securities in 2008.
     Income from other invested assets is principally derived from private investment funds accounted for on a cost basis. Because we recognize the income related to these funds as it is distributed to us, our income from these holdings can vary significantly from period to period. In particular, the company has an investment in a distressed debt fund that has reduced its quarterly distributions given the turmoil in the debt markets.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	Three Months Ended June 30			Six Months Ended June 30
(In thousands)	2008	2007	Change	2008	2007	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$(2)	$964	$(966)	$(1,949)	$1,831	$(3,780)
     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our ownership interests in three private investment funds accounted for on the equity basis. Year-to-date performance of the three funds reflected the decline and volatility of equity and credit markets in 2008. During the quarter, the negative return from our investment in a high-yield asset backed securities fund was largely offset by a positive return in a long/short equity fund. The third fund is an early phase private equity fund of funds that is still incurring the costs associated with its startup phase.
Net Realized Investment Gains (Losses)
     The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2008	2007	2008	2007

Net gains (losses) from sales	$(171)	$1,214	$146	$1,474
Other-than-temporary impairment (losses)	(5,450)	—	(6,307)	(4,174)
Trading portfolio gains (losses)	272	(937)	(614)	(185)

Net realized investment gains (losses)	$(5,349)	$277	$(6,775)	$(2,885)

     During the second quarter of 2008 we recognized other-than-temporary impairment losses of $5.5 million, which included $4.7 million related to asset backed bonds, $433,000 related to corporate bonds and $271,000 related to our equity holdings. During the first quarter of 2008 we recognized impairment losses of $857,000 including impairments of $396,000 related to asset backed bonds, $80,000 related to a corporate bond, $353,000 related to a passive investment that we hold in a private investment fund and $28,000 related to an equity position that was sold shortly after the end of the first quarter. Other-than-temporary impairment losses recognized in 2007 related to high yield asset backed bonds, particularly those with sub-prime loan exposures.
Losses and Loss Adjustment Expenses
     The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.
     Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For occurrence policies the insured event becomes a liability when the event takes place; for claims-made policies, which represent the majority of the Company’s business, the insured event generally becomes a liability when the event is first reported to the insurer. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.

     The following table summarizes calendar year net losses and net loss ratios for the three and six months ended June 30, 2008 and 2007 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Six Months Ended
	June 30			June 30
(In millions)	2008	2007	Change	2008	2007	Change

Current accident year	$97.0	$118.8	$(21.8)	$198.7	$233.4	$(34.7)
Prior accident years	(31.3)	(20.0)	(11.3)	(51.3)	(35.6)	(15.7)

Calendar year	$65.7	$98.8	$(33.1)	$147.4	$197.8	$(50.4)

	Net Loss Ratios*
	Three Months Ended			Six Months Ended
	June 30			June 30
	2008	2007	Change	2008	2007	Change

Current accident year	83.7%	89.5%	(5.8)	84.0%	86.5%	(2.5)
Prior accident years	(27.0%)	(15.0%)	(12.0)	(21.7%)	(13.2%)	(8.5)

Calendar year	56.7%	74.5%	(17.8)	62.3%	73.3%	(11.0)

*	Net losses as specified divided by net premiums earned.
     Our current accident year loss ratios for the three and six months ended June 30, 2008 decreased as compared to 2007. In the second quarter of 2007 the Company increased its current accident year loss reserves relating to excess of policy limit losses, which increased the current accident year loss ratio by 3.8 and 1.9 percentage points for the quarter and year-to-date periods, respectively. Excluding this item the current accident year loss ratios for the three months ended June 30, 2008 and the comparable period in 2007 vary only as a result of the mix of insured risks.
     Based upon claims data, we have reduced our expectation of claims severity within our retained layers of coverage. As a result, during the three and six months ended June 30, 2008 we recognized favorable net loss development of $31.3 million and $51.3 million, respectively, generally related to our previously established (prior accident year) reserves. In particular, we have observed claims severity below our initial expectations, within the first $1 million of coverage, for the 2003 through 2006 accident years. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable net loss development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2003-2006, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity. Favorable net loss development also includes $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period.
     During the three and six months ended June 30, 2007 we recognized favorable net loss development of $20.0 million and $35.6 million, respectively, related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2003 through 2005 accident years.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Underwriting, Acquisition and Insurance Expenses

	Three Months Ended June 30					Six Months Ended June 30
($ in thousands)	2008	2007	Change			2008	2007	Change

Underwriting, acquisition and insurance expenses	$25,157	$25,648	$(491)		(1.9%)	$51,399	$52,475	$(1,076)		(2.1%)

	Three Months Ended June 30					Six Months Ended June 30
	2008	2007	Change			2008	2007	Change

Underwriting expense ratio	21.7%	19.3%		2.4		21.7%	19.4%		2.3
     The increase in the underwriting expense ratio (“expense ratio”) for both the three- and six-month periods is the result of modestly higher fixed costs associated with our insurance operations and the reduction in net earned premiums. Offsetting the higher operating expenses are lower underwriting and acquisition expenses, which are down in proportion to the decline in net earned premium.
     Underwriting, acquisition and insurance expenses include stock-based compensation expense of approximately $2.1 million for the three months and $4.5 million for the six months ended June 30, 2008, as compared to $1.5 million and $3.7 million for the same periods in 2007, respectively. Stock-based compensation expense of $680,000 and $1.2 million for the six-month periods ended June 30, 2008 and 2007, respectively, relates to awards given to employees who are eligible for retirement. Awards issued to retirement eligible employees are expensed when granted rather than over the vesting period of the award.
     In certain states the Company is permitted to recoup previous guarantee fund assessments through surcharges collected from our insureds. Total net guaranty fund recoupments of approximately $270,000 and $639,000 for the three and six months ended June 30, 2008, respectively, include recoupment of approximately $304,000 and $648,000, respectively, primarily related to assessments previously paid to the Florida Insurance Guaranty Association, Inc. Net guaranty fund recoupments totaled approximately $90,000 and $134,000 for the three and six months ended June 30, 2007, and include benefits of approximately $96,000 and $154,000, respectively, related to amounts recouped from our insureds.

Interest Expense
     The decrease in interest expense for the three and six months ended June 30, 2008 as compared to the same periods in 2007 is primarily due to the redemption of our 2032 Subordinated Debentures in December 2007. Also, our 2034 Subordinated Debentures variable interest rates (based on LIBOR) were approximately 250 basis points lower for the three-month period and approximately 200 basis points lower for the six-month period of 2008.
     Interest expense by debt obligation is provided in the following table:

	Three Months Ended June 30			Six Months Ended June 30
(In thousands)	2008	2007	Change	2008	2007	Change

Convertible Debentures	$1,141	$1,141	$—	$2,283	$2,283	$—
2032 Subordinated Debentures	—	395	(395)	—	787	(787)
2034 Subordinated Debentures	862	1,155	(293)	1,855	2,298	(443)
Surplus Notes	284	290	(6)	569	569	—
Other	5	3	2	7	7	—

	$2,292	$2,984	$(692)	$4,714	$5,944	$(1,230)

     As discussed in Notes 7 and 11, our Convertible Debentures were converted into common shares on July 2, 2008 which will reduce interest expense for the remainder of 2008.
Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(7.6%)	(7.3%)	(8.1%)	(7.3%)
Other	0.3%	0.9%	0.6%	0.6%

Effective tax rate	27.7%	28.6%	27.5%	28.3%

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
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of June 30, 2008.

(In millions, except duration)	June 30, 2008			December 31, 2007
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$2,891	$(282)	4.58	$2,953	4.62
100 basis point rise	$3,030	$(143)	4.59	$3,095	4.52
Current rate *	$3,173	$—	4.29	$3,237	4.13
100 basis point decline	$3,309	$136	3.92	$3,366	3.67
200 basis point decline	$3,435	$262	3.66	$3,486	3.48

*	Current rates are as of June 30, 2008 and December 31, 2007.
     At June 30, 2008, the fair value of our investment in preferred stocks was $10.1 million, including net unrealized losses of $1.0 million. Preferred stocks are primarily subject to interest rate risk because they bear a fixed rate of return. The investments in the above table do not include preferred stocks.
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
     ProAssurance’s cash and short-term investment portfolio at June 30, 2008 was on a cost basis which approximated its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of June 30, 2008, 97.8% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), (e.g. Moody’s, Standard & Poor’s and Fitch). We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

     We hold $1.4 billion of municipal bonds. Municipal bonds may have improved credit ratings from guarantees of the debt obligations by a monoline insurer. Approximately $888.6 million (64%) of our municipal bonds are insured. As of June 30, 2008, our municipal bonds have a weighted average rating of AA and a stand-alone rating, excluding benefits of insurance protection, of AA. As of June 30, 2008, our fixed maturity securities include securities with a fair value of approximately $15.5 million (adjusted cost basis of the securities is approximately $17.5 million) that are supported by collateral we classify as sub-prime, of which approximately 62% are AAA rated, 26% are AA, 10% are A and 2% are BBB. Additionally, we have approximately $2.6 million (adjusted cost basis of the securities is approximately $7.5 million) of securities exposure to below investment grade fixed income securities with sub-prime exposure within a high-yield investment fund; the average rating of these securities is BB+. During the second quarter of 2008 we evaluated our exposure to the sub-prime market and determined that $452,000 of write downs was warranted for other-than-temporary impairments.
     We have direct and indirect exposure to Fannie Mae, Freddie Mac and other financial institutions. We have direct exposure to Fannie Mae and Freddie Mac of approximately $104 million in senior debt, $9 million of preferred stocks and $123,000 of common stocks and indirect exposure of $492 million through mortgage-backed securities guaranteed by these agencies. We hold approximately $350 million of fixed income securities directly related to other financial institutions with an average rating between AA- and A. Our largest exposures are to Lehman Brothers totaling $23.8 million and Morgan Stanley totaling $21.3 million. We have indirect exposure to JP Morgan related to our business owned life insurance policies, of which $16 million is held in a separate account with a stable value agreement guaranteed by JP Morgan. In light of the recent credit crisis and market dislocations, these institutions have experienced market disruptions. The value of theses securities or ultimate settlement of obligations is subject to the financial performance of these entities. We have reviewed these securities and determined that other-than-temporary impairment is not warranted as of June 30, 2008.
Equity Price Risk
     At June 30, 2008 the fair value of our investment in common stocks was $22.1 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.93. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.3% to $24.1 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.3% in the fair value of these securities to $20.0 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2007 Form 10K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Items 2(a) and (b) are inapplicable.
     (c) Information required by Item 703 of Regulation S-K

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

April 1, 2008 - April 30, 2008	3,000	$52.02	3,000	$56,743,370
May 1, 2008 - May 31, 2008	241,162	$50.23	241,162	$44,628,753
June 1, 2008 - June 30, 2008	544,527	$50.11	544,527	$17,343,229

Total	788,689	$50.15	788,689

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of the Stockholders of ProAssurance was held on May 21, 2008.

(b)	Item 4(b) is not applicable

(c)	At the meeting the shareholders of ProAssurance considered and acted upon the following:
(1)	Elected directors to serve until the 2011 Annual Meeting of Shareholders as follows:

				Broker
Name	For	Withheld	Abstain	Nonvotes

Lucian F. Bloodworth	18,482,181	9,083,169	N/A	8,918,205
A. Derrill Crowe, M.D.	26,878,932	686,418	N/A	521,454
Robert E. Flowers, M.D.	27,399,661	165,689	N/A	725
Ann F. Putallaz	27,390,865	174,485	NA	9,521
Drayton Nabers	27,322,093	233,257	N/A	68,293
(2)	Ratified the election of W. Stancil Starnes as a Class III director as follows:

			Broker
For	Against	Abstain	Nonvotes

26,936,460	619,066	9,824	4,522,444
(3)	Approved the ProAssurance Corporation 2008 Annual Incentive compensation as follows:

			Broker
For	Against	Abstain	Nonvotes

23,221,217	834,077	16,114	8,016,386
(4)	Approved the ProAssurance Corporation 2008 Equity Incentive Plan as follows:

			Broker
For	Against	Abstain	Nonvotes

19,558,249	4,498,414	14,715	8,016,416

(5)	Ratified the appointment of Ernst & Young LLP as independent auditors as follows:

			Broker
For	Against	Abstain	Nonvotes

27,522,674	33,099	9,576	4,522,445
(d)	Item 4(d) is not applicable
ITEM 6. EXHIBITS
31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2008	PROASSURANCE CORPORATION

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)