Form 10-Q
period 2008-09-30
PROASSURANCE CORP
filed 2008-11-04
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008 or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of October 24, 2008 there were 33,505,234 shares of the registrant’s common stock outstanding.

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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market area, that are different than anticipated;

–	regulatory, legislative and judicial actions or decisions that affect our business plans or operations;

–	inflation, particularly in loss costs trends;

–	changes in the interest rate environment;

–	the effect that the 2008 Emergency Economic Stabilization Act may have on the U.S. economy and our business;

–	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

–	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

–	changes to our ratings assigned by rating agencies;

–	the effects of changes in the health care delivery system;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of insurance/reinsurance;

–	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

–	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

–	changes in competition among insurance providers and related pricing weaknesses in our markets;

–	loss of independent agents;

–	our ability to purchase reinsurance and collect payments from our reinsurers;

–	increases in guaranty fund assessments;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	the expected benefits from acquisitions may not be achieved or may be delayed longer than expected due to, among other reasons, business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies, the Financial Accounting Standards Board, or the Securities and Exchange Commission;

–	changes in our organization, compensation and benefit plans;

–	our ability to retain and recruit senior management; and

–	our proposed transaction with PICA may not be approved by PICA’s mutual policyholders or regulators.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30	December 31
	2008	2007
(In thousands, except share data)	(Unaudited)
Assets
Investments
Fixed maturities available for sale, at fair value	$3,041,171	$3,236,739
Equity securities, available for sale, at fair value	8,538	15,451
Equity securities, trading, at fair value	15,160	14,173
Short-term investments	298,707	229,817
Business owned life insurance	62,990	61,509
Investment in unconsolidated subsidiaries	46,453	26,767
Other	51,008	54,939

Total Investments	3,524,027	3,639,395

Cash and cash equivalents	4,564	30,274
Premiums receivable	90,938	98,693
Receivable from reinsurers on paid losses and loss adjustment expenses	17,804	39,567
Receivable from reinsurers on unpaid losses and loss adjustment expenses	279,427	327,111
Prepaid reinsurance premiums	13,255	14,835
Deferred policy acquisition costs	20,954	22,120
Deferred taxes	135,447	103,105
Real estate, net	23,725	24,004
Goodwill	72,213	72,213
Other assets	158,008	69,491

Total Assets	$4,340,362	$4,440,808

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals:
Reserve for losses and loss adjustment expenses	$2,481,404	$2,559,707
Unearned premiums	210,188	218,028
Reinsurance premiums payable	126,079	128,582

Total Policy Liabilities	2,817,671	2,906,317
Other liabilities	131,480	115,263
Long-term debt	58,296	164,158

Total Liabilities	3,007,447	3,185,738

Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 34,104,006 and 33,570,685 shares issued, respectively	341	336
Additional paid-in capital	517,003	505,923
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($30,054) and $5,334, respectively	(55,817)	9,902
Retained earnings	894,599	793,166

	1,356,126	1,309,327
Treasury stock, at cost, 598,772 shares and 1,128,111 shares, respectively	(23,211)	(54,257)

Total Stockholders’ Equity	1,332,915	1,255,070

Total Liabilities and Stockholders’ Equity	$4,340,362	$4,440,808

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2007	$1,255,070	$9,902	$793,166	$452,002
Net income	101,433	—	101,433	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(65,719)	(65,719)	—	—
Purchase of treasury stock	(80,335)	—	—	(80,335)
Common shares issued as compensation	3,687	—	—	3,687
Share-based compensation	6,351	—	—	6,351
Net effect of stock options exercised	(50)	—	—	(50)
Conversion of convertible debentures	112,478	—	—	112,478

Balance at September 30, 2008	$1,332,915	$(55,817)	$894,599	$494,133

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2006	$1,118,547	$111	$622,310	$496,126
Cumulative effect of accounting change	2,670	—	2,670	—
Net income	116,823	—	116,823	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(8,882)	(8,882)	—	—
Purchase of treasury stock	(41,265)	—	—	(41,265)
Common shares issued as compensation	3,136	—	—	3,136
Share-based compensation	6,377	—	—	6,377
Net effect of stock options exercised	735	—	—	735

Balance at September 30, 2007	$1,198,141	$(8,771)	$741,803	$465,109

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2008	2007	2008	2007

Revenues:
Gross premiums written	$126,122	$149,138	$374,393	$440,186

Net premiums written	$116,409	$139,483	$343,609	$401,809

Premiums earned	$123,733	$147,130	$382,158	$446,437
Premiums ceded	(10,284)	(11,622)	(32,364)	(41,089)

Net premiums earned	113,449	135,508	349,794	405,348
Net investment income	39,845	41,075	122,218	128,194
Equity in earnings (loss) of unconsolidated subsidiaries	(1,967)	(589)	(3,916)	1,241
Net realized investment gains (losses)	(34,236)	1,321	(41,011)	(1,564)
Other income	997	1,302	3,694	4,409

Total revenues	118,088	178,617	430,779	537,628

Expenses:
Losses and loss adjustment expenses	73,739	99,142	242,033	338,793
Reinsurance recoveries	(8,516)	(11,034)	(29,457)	(52,844)

Net losses and loss adjustment expenses	65,223	88,108	212,576	285,949
Underwriting, acquisition and insurance expenses	24,527	27,439	75,927	79,913
Interest expense	1,141	3,006	5,855	8,950

Total expenses	90,891	118,553	294,358	374,812

Income before income taxes	27,197	60,064	136,421	162,816

Provision for income taxes:
Current expense (benefit)	(228)	14,997	21,907	37,200
Deferred expense (benefit)	5,178	1,955	13,081	8,793

	4,950	16,952	34,988	45,993

Net income	$22,247	$43,112	$101,433	$116,823

Earnings per share:
Basic	$0.66	$1.32	$3.12	$3.53

Diluted	$0.66	$1.23	$2.98	$3.31

Weighted average number of common shares outstanding:
Basic	33,496	32,779	32,519	33,082

Diluted	33,866	35,604	34,561	35,949

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007

Comprehensive income:
Net income	$22,247	$43,112	$101,433	$116,823
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(40,811)	19,411	(65,719)	(8,882)

Comprehensive income (loss)	$(18,564)	$62,523	$35,714	$107,941

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2008	2007

Operating Activities
Net Income	$101,433	$116,823
Depreciation and amortization	12,201	11,727
Net realized investment (gains) losses	41,011	1,564
Net sales (purchases) of trading portfolio securities	(2,876)	43,619
Share-based compensation	6,351	6,377
Deferred income taxes	13,081	8,793
Changes in assets and liabilities:
Premiums receivable	7,755	2,591
Reserve for losses and loss adjustment expenses	(78,303)	(10,263)
Unearned premiums	(7,840)	(5,730)
Reinsurance related assets and liabilities	68,524	24,331
Other	(19,326)	7,379

Net cash provided by operating activities	142,011	207,211

Investing Activities
Purchases of:
Fixed maturities available for sale	(632,679)	(1,076,729)
Equity securities available for sale	(2,650)	(657)
Other investments	(278)	(552)
Cash invested in unconsolidated subsidiaries	(23,601)	(10,226)
Proceeds from sale or maturities of:
Fixed maturities available for sale	691,493	970,292
Equity securities available for sale	417	811
Other investments	3,587	8,279
Net (increase) decrease in short-term investments, excluding unsettled redemptions	(117,395)	(96,566)
Other	(11,613)	9,329

Net cash provided (used) by investing activities	(92,719)	(196,019)

Financing Activities
Repurchase of treasury stock	(80,335)	(41,265)
Excess tax benefit from options exercised	165	1,673
Book overdraft	5,167	12,257
Other	1	117

Net cash provided (used) by financing activities	(75,002)	(27,218)

Increase (decrease) in cash and cash equivalents	(25,710)	(16,026)
Cash and cash equivalents at beginning of period	30,274	21,236

Cash and cash equivalents at end of period	$4,564	$5,210

Significant Non-cash Transactions:
Fixed maturity securities transferred, at fair value, to other investments	$—	$34,732

Unsettled redemption of short-term money market investment	$48,505	$—

Equity increase due to conversion of debt— see Notes 7 and 8	$112,478	$—

See accompanying notes

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2007 report on Form 10-K.
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
Recent Accounting Developments
     In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which will alter the accounting for ProAssurance’s Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is effective for ProAssurance on January 1, 2009, and must be applied retrospectively with a cumulative effect adjustment being made as of the earliest period presented. Early adoption is not permitted. ProAssurance is currently assessing

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
1. Basis of Presentation (continued)
the impact that the adoption will have on its financial condition and results of operations, but expects no impact on ending Total Stockholders’ Equity after the conversion of the Convertible Debentures (July 2, 2008).
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
2. Fair Value Measurement (continued)
     The following tables present information about ProAssurance’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. No liabilities are measured at fair value at September 30, 2008. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized in the table based on the lowest level input that is significant to the fair value measurement in its entirety. ProAssurance’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets being valued.
     Assets measured at fair value on a recurring basis as of September 30, 2008 are as follows:

	September 30, 2008
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Government and Government-sponsored enterprises	$—	$227,761	$—	$227,761
Asset-backed securities	—	864,712	1,578	866,290
Corporate bonds	—	547,038	39,393	586,431
State and municipal bonds	—	1,360,689	—	1,360,689
Equity securities, available-for-sale	8,188	—	350	8,538
Equity securities, trading	15,160	—	—	15,160
Other investments(1)	—	—	18,218	18,218
Short-term investments(2)	105,224	193,483	—	298,707

Total assets	$128,572	$3,193,683	$59,539	$3,381,794

(1)	Other investments also include investments of $32.8 million accounted for using the cost method that are not included in the table above.

(2)	Short-term investments are reported at amortized cost, which approximates fair value.
     Level 3 assets in the above table consist primarily of asset-backed securities (as shown in the table), private placement senior notes (included in Corporate bonds), and a beneficial interest in asset-backed securities held in a private investment fund (included in Other Investments).
     The private placement senior notes are unconditionally guaranteed by large regional banks rated A or better. The asset-backed securities have a weighted average rating of AA or better, and are collateralized by a timber trust and a Fannie Mae mortgage backed security. The fair value of these assets are primarily derived using pricing models that may require multiple market input parameters as is considered appropriate for the asset being valued.
     The asset-backed securities held in a private investment fund are primarily backed by manufactured housing, recreational vehicle receivables, and subprime securities, have an average rating of BB, and are valued using a broker dealer quote.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
2. Fair Value Measurement (continued)
     The following table presents additional information about assets measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2008:

	September 30, 2008
	Fair Value Measurements
	Asset-		State and		Other
	backed	Corporate	Municipal	Equity	Invested
(In thousands)	Securities	Bonds	Bonds	Securities	Assets	Total

Balance June 30, 2008	$1,576	$60,487	$11,142	$740	$19,156	$93,101

Total gains (losses), realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(349)	—	—	—	(349)
Included in other comprehensive income	15	(406)	—	(390)	(486)	(1,267)

Purchases, sales or settlements	(13)	(20,339)	—	—	(452)	(20,804)
Transfers in (out) of Level 3, net	—	—	(11,142)	—	—	(11,142)

Balance September 30, 2008	$1,578	$39,393	$—	$350	$18,218	$59,539

The amount of total gains (losses) for the three months ended September 30, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2008	$—	$(349)	$—	$—	$—	$(349)

Balance January 1, 2008	$33,283	$86,969	$7,183	$—	$20,981	$148,416

Total gains (losses), realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(429)	—	—	—	(429)
Included in other comprehensive income	(1,698)	(941)	(886)	(390)	(1,750)	(5,665)
Purchases, sales or settlements	(415)	(6,211)	(158)	740	(1,013)	(7,057)
Transfers in (out) of Level 3, net	(29,592)	(39,995)	(6,139)	—	—	(75,726)

Balance September 30, 2008	$1,578	$39,393	$—	$350	$18,218	$59,539

The amount of total gains (losses) for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2008	$—	$(429)	$—	$—	$—	$(429)

     Municipal bonds with an estimated fair value of $11.1 million at June 30, 2008 were transferred out of Level 3 into Level 2 as of September 30, 2008. Trades of these bonds by market participants were completed during the third quarter, which provided more transparent inputs for establishing the fair value of these municipal bonds as of September 30, 2008. Additional transfers from Level 3 into Level 2 for the year-to-date period ended September 30, 2008 primarily consist of $40 million of bank loans and $30 million of asset backed bonds that were previously valued using either a pricing model or a single broker dealer quote, that are now priced using multiple observable inputs including pricing services that use multiple broker quotes for assessing fair value.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
3. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,118,984	$17,971	$(95,784)	$3,041,171
Equity securities	9,015	1,361	(1,838)	8,538

	$3,127,999	$19,332	$(97,622)	$3,049,709

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,217,194	$37,246	$(17,701)	$3,236,739
Equity securities	13,931	2,724	(1,204)	15,451

	$3,231,125	$39,970	$(18,905)	$3,252,190

     Proceeds from sales of fixed maturities and equity securities during the nine months ended September 30, 2008 and 2007 are $376.7 million and $789.5 million, respectively, including proceeds from sales of adjustable rate, short-duration fixed maturities of approximately $134.4 million and $474.4 million, respectively. Purchases of adjustable rate, short-duration fixed maturities approximated $99.3 million and $468.5 million during the same respective periods.
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007

Gross realized gains	$2,395	$1,163	$3,484	$2,897
Gross realized (losses)	(5,495)	(242)	(6,438)	(502)
Other-than-temporary impairment (losses)	(29,862)	(428)	(36,169)	(4,602)
Trading portfolio net gains (losses)	(1,274)	828	(1,888)	643

Net realized investment gains (losses)	$(34,236)	$1,321	$(41,011)	$(1,564)

     During the third quarter of 2008 we recognized other-than-temporary impairment losses of $29.9 million, which included $788,000 related to asset backed bonds, $19.6 million related to corporate bonds of which $18.9 million were Lehman Brothers bonds, and $9.5 million related to our equity holdings in Fannie Mae and Freddie Mac. During the first and second quarters of 2008 we recognized other-than-temporary impairment losses of $6.3 million, which included $5.1 million related to asset backed bonds, $513,000 related to corporate bonds and $353,000 related to a passive investment in a private investment fund, and $300,000 related to our equity holdings.
     In January 2007, ProAssurance transferred high yield asset backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to a private investment fund that is primarily focused on managing such investments. ProAssurance maintains a direct beneficial interest (the separate interest) in the securities originally contributed to the fund. ProAssurance recognized an impairment of $4.2 million related to these securities in 2007. The securities held in the separate interest are included in Other Investments, at fair value totaling $13.1 million at September 30, 2008 (net of unrealized losses of $7.6 million). Cash flows of the separate interest, including net

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
3. Investments (continued)
investment earnings and proceeds from sales or maturities, (totaling $12.9 million to date), are routinely transferred to a joint interest (the joint interest) of the fund.
     The joint interest is accounted for using the equity method and is included in Investment in Unconsolidated Subsidiaries. In March 2008 ProAssurance contributed an additional $20 million to the joint interest to take advantage of current dislocations in the credit market. At September 30, 2008 the carrying value of the joint interest is $31.4 million and ProAssurance’s ownership interest approximates 21.8%.
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
     Amortization of deferred acquisition costs are $11.2 million and $34.6 million for the three and nine months ended September 30, 2008. Amortization of deferred acquisition costs was $13.8 million and $40.6 million for the three and nine months ended September 30, 2007.
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
     ProAssurance recognized favorable net loss development of $30.0 million related to previously established reserves for the three months ended September 30, 2008 and recognized $81.3 million of favorable net loss development for the nine months ended September 30, 2008. The favorable net loss development reflects reductions in the Company’s estimates of claim severity, principally for the 2004 through 2007 accident years but also includes $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period.
     For the three and nine months ended September 30, 2007, ProAssurance recognized favorable net loss development of $25.0 million and $60.6 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2003 through 2005, offset by an increase to the reserves for losses in excess of policy limits.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
7. Long-term Debt
     Outstanding long-term debt, as of September 30, 2008 and December 31, 2007, consists of the following:

		(In thousands)
		September 30	December 31
		2008	2007

Convertible Debentures due June 2023 but converted into common stock in July 2008, see below. Unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discount of $1.6 million at December 31, 2007.		$—	$105,973

Trust Preferred Subordinated Debentures (the 2034 Subordinated Debentures), unsecured, bearing interest at a floating rate, adjusted quarterly.

	9/30/2008
Due	Rate
April 2034	6.65%	13,403	13,403
May 2034	6.65%	32,992	32,992

Surplus Notes due May 2034 (the Surplus Notes), unsecured, principal of $12 million, net of unamortized discounts of $0.1 million and $0.2 million at September 30, 2008 and December 31, 2007, bearing a fixed interest rate of 7.7%, until May 2009, when the rate converts to a floating rate of LIBOR plus 3.85%, adjusted quarterly.		11,901	11,790

		$58,296	$164,158

Convertible Debentures
     ProAssurance completed the conversion of all of its outstanding Convertible Debentures (aggregate principal of $107.6 million) in July 2008. Approximately 2,572,000 shares of ProAssurance common stock were issued in the transaction (conversion rate was 23.9037 per $1,000 debenture). Of the common shares issued, approximately 2.12 million were reissued Treasury Shares and 450,000 were newly issued shares. No gain or loss was recorded related to the conversion.
Fair Value
     At September 30, 2008, the fair value of the 2034 Subordinated Debentures approximated 83% of their $46.4 million face value and the fair value of the Surplus Notes approximated 83% of their $12.0 million face value, based on the present value of underlying cash flows discounted at rates available at September 30, 2008 for similar debt.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 10 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2007 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
8. Stockholders’ Equity
     At September 30, 2008 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
     ProAssurance repurchased approximately 764,000 common shares, having a total cost of $41.3 million, during the nine months ended September 30, 2007 (including approximately 397,000 shares at a total cost of $21.3 million during the three months ended September 30, 2007). ProAssurance repurchased approximately 1.6 million common shares, having a total cost of $80.3 million, during the nine months ended September 30, 2008 (including approximately 360,000 shares at a cost of $17.3 million during the three months ended September 30, 2008). This fully utilized the $150 million repurchase authorization approved by the Board of Directors of ProAssurance in April 2007. On August 5, 2008 the Board of Directors authorized an additional $100 million over the $150 million authorized in April 2007 for the repurchase of common shares or retirement of outstanding debt. As of September 30, 2008 all $100.0 million of this repurchase authorization remains available for use. Treasury shares are reported at cost, and are reflected on the balance sheet as an unallocated reduction of total equity.
     As discussed in Note 7, on July 2, 2008 approximately 2.12 million treasury shares and 450,000 newly issued common shares were used to complete the conversion of ProAssurance’s Convertible Debentures. The conversion of the debt increased Stockholders’ Equity by $112.5 million, consisting of the carrying amount of the Convertible Debentures (principal of $107.6 million, less the unamortized portion of related loan discounts and costs of $1.8 million) and a $6.7 million tax benefit from the reversal of interest-related deferred tax liabilities.
     ProAssurance adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In accordance with the guidance provided in the statement, the cumulative effect of adoption, a $2.7 million reduction in tax liabilities, was recorded as an increase to beginning retained earnings.
     ProAssurance provides performance-based stock compensation to employees under the ProAssurance 2004 Equity Incentive Plan and the ProAssurance Corporation Incentive Compensation Stock Plan. Share-based compensation expense is approximately $1.8 million and $6.4 million with a related tax benefit of approximately $621,000 and $2.2 million for the three and nine months ended September 30, 2008. Share-based compensation expense is approximately $2.6 million and $6.4 million with a related tax benefit of approximately $898,000 and $2.2 million for the three and nine months ended September 30, 2007.
     ProAssurance granted approximately 133,000 options during the nine months ended September 30, 2008. The estimated fair value of the options averaged $16.49 per option. Fair values were estimated as of the date of grant, using the Black-Scholes option pricing model and the following assumptions:

2008
Weighted average assumptions:
Risk-free interest rate	3.1%
Expected volatility	0.23
Dividend yield	0%
Expected average term (in years)	6

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
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
9. Commitments and Contingencies
     As a result of the acquisition of NCRIC Corporation in 2005, ProAssurance assumed the risk of loss for a judgment entered against NCRIC, Inc. (NCRIC) on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment), which was appealed. In October 2008 the judgment was affirmed by the District of Columbia Court of Appeals. NCRIC has filed a petition for rehearing with the Court of Appeals. As of September 30, 2008, ProAssurance carries a $22.3 million liability related to the judgment, including an estimate for post-trial interest and legal costs. Approximately $19.5 million of the liability was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
10. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share calculation:
Numerator:
Net income	$22,247	$43,112	$101,433	$116,823

Denominator:
Weighted average number of common shares outstanding	33,496	32,779	32,519	33,082

Basic earnings per share	$0.66	$1.32	$3.12	$3.53

Diluted earnings per share calculation:
Numerator:
Net income	$22,247	$43,112	$101,433	$116,823
Effect of assumed conversion of contingently convertible debt instruments	—	742	1,484	2,226

Net income—diluted computation	$22,247	$43,854	$102,917	$119,049

Denominator:
Weighted average number of common shares outstanding	33,496	32,779	32,519	33,082
Assumed exercise of dilutive stock options and issuance of performance shares	342	253	318	295
Assumed conversion of contingently convertible debt instruments	28	2,572	1,724	2,572

Diluted weighted average equivalent shares	33,866	35,604	34,561	35,949

Diluted earnings per share	$0.66	$1.23	$2.98	$3.31

     In accordance with SFAS 128, Earnings per Share, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. The adjustment is computed quarterly; the annual incremental adjustment is the average of the quarterly adjustments. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. Approximately 354,000 and 207,000 of ProAssurance’s outstanding options, on average, were not considered to be dilutive during the nine-months periods ended September 30, 2008 and 2007, respectively.
11. Subsequent Events
     As discussed in Note 9, in October 2008 ProAssurance received notice that an $18.2 million judgment entered against its NCRIC insurance subsidiary in favor of Columbia Hospital for Women Medical Center, Inc. was affirmed on appeal by the District of Columbia Court of Appeals. NCRIC has filed a petition for rehearing with the Court of Appeals. At September 30, 2008 ProAssurance carries a liability of $22.3 million related to the judgment, including an estimate for post-trial interest and legal costs.
     In mid-October ProAssurance announced the purchase of Georgia Lawyers Insurance Company (Georgia Lawyers) for approximately $4.3 million in cash. The transaction is subject to approval by the Georgia Department of Insurance but is expected to close by the first quarter of 2009. Georgia Lawyers provides professional liability insurance for lawyers in the state of Georgia and reported premiums written of $5.5 million in 2007.
     ProAssurance announced in late October 2008 that the PICA Group (PICA) will become part of ProAssurance through an all cash sponsored demutualization. The transaction is expected to utilize cash of approximately $135 million, including credits of $15 million to be refunded to eligible policyholders over three years, beginning in 2010. PICA primarily provides professional liability coverages to doctors of podiatric medicine throughout most of the United States and had gross written premium of $99 million in 2007. The transaction is subject to the approval of PICA policyholders and insurance regulators in Illinois. The transaction is expected to close in the first quarter of 2009.

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
     We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2008 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
     We adopted a new accounting pronouncement, Statement of Financial Accounting Standards 157, Fair Value Measurements, effective January 1, 2008. The new pronouncement revises the definition of fair value and establishes a framework for measuring fair value. The pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value. For example, a quoted market price for an actively traded security on an established trading exchange is considered the most transparent (observable) input used to establish a fair value for that security and is classified as a Level 1 in the fair value hierarchy. An investment valued using multiple broker dealer quotes is considered to be valued using observable input that is not as transparent as a quoted market price on an exchange and is classified as a Level 2. An investment valued using either a single broker dealer quote or based on a cash flow valuation model is considered to be valued based on limited observable input and a significant amount of judgment and is classified as Level 3. For further information on the adoption of the pronouncement and the fair value of our investments, see Note 2 to the Condensed Consolidated Financial Statements.
     Virtually all of our financial assets are comprised of investments recorded at fair value. Of the Company’s investments recorded at fair value totaling $3.4 billion, approximately 98% of our investments are based on observable market prices, observable market parameters (i.e. broker quotes, benchmark yield curves, issuer spreads, bids, etc.) or are derived from such prices or parameters. The availability of observable market prices and pricing parameters (referred to as observable inputs) can vary from investment to investment. We utilize observable inputs, where available, to value our investments. In many cases, we obtain multiple observable inputs for an investment to derive the fair value without requiring significant judgments.

     We use a pricing service, Interactive Data Corporation (IDC), to value our investments that have observable market prices and observable market parameters. All securities priced by IDC using an exchange traded price are a Level 1 designation. For securities not actively traded on an exchange, IDC typically uses multiple observable inputs including last reported trade, broker quotes, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, bids, offers, and assumed prepayment speeds. These securities are designated as Level 2. We review the pricing as received from IDC for reasonableness each quarter. To date, no IDC prices have been adjusted.
     For investments that are not actively traded, limited or no observable inputs may be available and fair value is determined using valuation techniques appropriate for that investment whether valued internally or externally. The valuation techniques involve some degree of judgment. Approximately $60 million (2% of investments recorded at fair value) are valued using less observable market inputs and valuation techniques and consist of asset-backed securities that are priced by external managers using single broker dealer quotes, private placements, and other investments valued internally by management.
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
     We also have other investments, primarily comprised of equity interests in private investment funds (non-public investment partnerships and limited liability companies), $46.5 million of which are accounted for using the equity method and $32.8 million of which are carried at cost. We evaluate these investments for other-than-temporary impairment by considering any declines in fair value below the recorded value. Determining whether there has been a decline in fair value involves assumptions and estimates as there are typically no observable inputs to determine the fair value of these investments.
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
Recent Accounting Pronouncements and Guidance
     In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which will alter the accounting for our Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 will become effective for ProAssurance on January 1, 2009 and must be applied retrospectively with a cumulative effect adjustment being made as of the earliest period presented. Early adoption is not permitted. We are currently assessing the impact that the adoption will have on our financial condition and results of operations but expect no impact on Total Stockholders’ Equity after the conversion of the Convertible Debentures (July 2008).
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
Change in Chairman of the Board
     On September 22, 2008, A. Derrill Crowe, M.D. resigned as non-executive Chairman of the Board and from his position as a director, for personal reasons. On October 16, 2008, our Board of Directors elected our CEO, W. Stancil Starnes, to serve as the Chairman of the Board.

Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 15 of our Notes to the Consolidated Financial Statements in our December 31, 2007 Form 10K for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2008. In August 2008 we received dividends of $125 million from and also contributed $25 million of capital to our insurance subsidiaries. At September 30, 2008 we held cash and investments of approximately $187 million outside of our insurance subsidiaries that are available for use without regulatory approval. Cash of approximately $139 million will be used in the ProAssurance-sponsored demutualization of PICA and the purchase of Georgia Lawyers, both of which are expected to close by the first quarter of 2009 as discussed in Note 11 to the Condensed Consolidated Financial Statements.
Cash Flows
     The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of reinsurance recoveries. Our operating activities provided positive cash flows of approximately $142.0 million and $207.2 million for the nine months ended September 30, 2008 and 2007, respectively.
     The decline in operating cash flows in 2008 as compared to 2007 primarily reflects lower premium receipts due to the decline in premiums written during 2008, and also reflects higher income tax payments (attributable to an increase in taxable income in the fourth quarter of 2007 as compared to the fourth quarter of 2006) and the effect of trading security sales in 2007 of approximately $44 million versus trading security purchases in 2008 of approximately $3 million. These declines in operating cash flows are offset by lower loss payments, net of reinsurance received (including $24 million received related to the commutation of a number of prior year reinsurance contracts).
     Two metrics commonly used to analyze the operating cash flows of insurance companies are the net paid-to-incurred ratio and the net paid loss ratio.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net paid-to-incurred ratio	136.1%	98.2%	114.4%	94.5%
Net paid loss ratio	78.2%	63.8%	69.5%	66.7%
     The net paid-to-incurred ratio is calculated as net paid losses divided by net incurred losses. The net paid loss ratio is calculated as net paid losses divided by net premiums earned. In calculating both of these ratios, net paid losses is defined as losses and loss adjustment expenses paid during the period, net of the anticipated reinsurance recoveries related to those losses.
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
     Net paid losses decreased in 2008 as compared to 2007 by $27 million. However, the net paid loss ratios and net paid-to-incurred ratios have increased as compared to 2007 due to the effects of lower values for the denominators in each ratio (net earned premiums for the paid loss ratio; net incurred losses for the paid-to-incurred ratio) even though we also experienced a decline in net paid losses. Net earned premiums and net incurred losses both reflect reductions in insured risks in 2008 as compared to 2007; net incurred losses also reflect a greater amount of prior year favorable net loss development in 2008 than 2007.
     Losses paid in 2008 have not, as a whole, exceeded amounts reserved for those losses as of December 31, 2007, nor has the payment of losses accelerated in an unexpected manner. In the contractual obligations table included in Part II of our December 31, 2007 Form 10K we projected, largely based on historical payment patterns, that we would pay gross losses of $541 million during 2008 related to the reserves that were established at December 31, 2007. Through September 30, 2008, our gross loss payments total approximately $320 million, which, when annualized, is consistent with and lower than the amount estimated for purposes of the table.
Recent Events
     During the third quarter of 2008 and continuing into the fourth quarter the financial markets have experienced unusual turmoil and there have been a number of market events which have affected our investment results for the quarter. Our investment portfolio was directly affected by the U.S. Treasury conservatorship of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal Reserve’s lending facility to American International Group, Inc. (AIG), the declaration of bankruptcy by Lehman Brothers Holdings, Inc. (Lehman Brothers), and the ratings downgrades and subsequent FDIC facilitated sale of Washington Mutual Bank (Washington Mutual). We filed an 8K regarding our exposures to these entities on September 17, 2008. The following table presents an updated listing of our direct exposures to these financial institutions and the impact on our investment results during the quarter.

	For the Three Months Ended			Ending Value as of
	September 30, 2008			September 30, 2008
	Proceeds from	Net Realized	Other Than
	Sale or	Investment	Temporary	Amortized	Market	Unrealized
(In thousands)	Redemption	Losses	Impairments	Cost	Value	Gain (Loss)

Fannie Mae Preferred Stock*	$—	$—	$(8,501)	$421	$421	$—
Fannie Mae Senior Debt	$—	$—	$—	$42,433	$43,400	$967
Fannie Mae Discount Note	$—	$—	$—	$2,797	$2,797	$—
Freddie Mac Common Stock	$(31)	$—	$(299)	$—	$—	$—
Freddie Mac Preferred Stock	$—	$—	$(967)	$64	$64	$—
Freddie Mac Senior Debt	$(9,200)	$—	$—	$52,545	$53,214	$669
Freddie Mac Discount Note	$(200)	$—	$—	$—	$—	$—
Lehman Brothers Senior Debt	$(1,058)	$(1,995)	$(18,862)	$2,719	$2,719	$—
AIG Senior Debt	$—	$—	$(395)	$566	$566	$—
AIG Common Stock	$(107)	$(78)	$—	$—	$—	$—
Washington Mutual Debt	$(785)	$(1,644)	$—	$—	$—	$—
Reserve Primary Fund (see below)	$(48,505)	$(1,010)	$—	$—	$—	$—

*	Sold at gain of $56,000 in October 2008
     In addition to the direct exposures indicated in the table above, we have indirect exposure to Fannie Mae and Freddie Mac through $428 million in mortgage-backed securities guaranteed by these agencies. We have assessed the individual securities for other-than-temporary impairment and determined that no write-downs are warranted in the third quarter based on our review of expected future cash flows and our intent and ability to hold these securities until recovery.
     Transatlantic Re (Transatlantic) has been one of our reinsurers for a number of years and we estimate that the amount owed to us by Transatlantic as of September 30, 2008 approximates $23 million. Transatlantic is an independent publicly traded company (NYSE) and, while AIG owns 59% of Transatlantic, the Transatlantic Board of Directors is not controlled by AIG. To date in 2008, Transatlantic has continued to reimburse us for paid claims in a manner consistent with its past practices. As of

September 30, we have not recognized any reduction to Transatlantic reinsurance receivables for credit reasons.
     In connection with the recent credit market events, the net asset value of our $49.5 million investment in the Reserve Primary Fund (the Reserve Fund), a money market fund, fell below $1 per share during the third quarter. We requested redemption of our holdings, realizing a loss of $1.0 million during the third quarter. The amount due us of $48.5 million is recorded as a receivable as of September 30, 2008 and is included in Other Assets. To date, $25.1 million of this balance has been received; the remainder may not be received for some time due to liquidity issues faced by the Reserve Fund. At this time we do not expect to experience any additional loss in value and do not believe a valuation allowance against the receivable is required.
     Financial institutions, as a whole, have been particularly affected by the recent credit crisis. As of September 30, 2008 we hold fixed income securities of financial institutions that have a fair value of approximately $284 million (adjusted cost basis of the securities is approximately $312 million). The average rating of these securities is between AA- and A+ and the duration is approximately 2.5 years. The value of these securities or ultimate settlement of obligations is subject to the financial performance of these entities. Our largest fixed income exposures are to Bank of America/Merrill Lynch, totaling $25.4 million ($27.3 million cost). We have indirect exposure to JP Morgan related to our business owned life insurance policies, of which $16.5 million is held in a separate account with a stable value agreement guaranteed by JP Morgan. In light of the recent credit crisis and market dislocations, these institutions have experienced market disruptions.
     Mortgage backed securities are generally categorized according to the expected credit quality of underlying mortgage loans. Generally, subprime loans are issued to borrowers with lower credit ratings while Alt-A borrowers have better credit ratings but the mortgage loan is of a type regarded as having a higher risk profile. As of September 30, 2008, we hold securities with a fair value of approximately $13.4 million (adjusted cost basis of approximately $15.7 million) that are supported by collateral we classify as subprime, of which approximately 59% are AAA rated, 33% are AA, 4% are A, 3% are BBB, and 1% are BB. Additionally we have approximately $1.4 million (adjusted cost basis of approximately $5.5 million) of securities with exposure to below investment grade fixed income securities with subprime exposure that are held in a high-yield investment fund; the average rating of the securities is B. We also hold securities with a fair value of approximately $12.3 million (adjusted cost basis of approximately $12.9 million) that are supported by privately issued residential mortgage backed securities we classify as Alt-A, of which approximately 41% are AAA rated, 25% are AA, 27% are A, and 7% are A-. Ratings given are as of September 30, 2008. During 2008 we evaluated our securities with subprime and Alt-A exposures and recognized other-than-temporary impairments of $788,000 for the three months and $4.9 million for the nine months ended September 30, 2008.
     Fair values of fixed maturity and equity securities declined during the third quarter due to widening interest spreads, declines in credit quality and increased uncertainty regarding the future of the U.S. economy. At September 30, 2008 pre-tax net unrealized losses on our available-for sale securities are $78.3 million as compared to pre-tax unrealized losses of $16.0 million at June 30, 2008. To date in the fourth quarter, financial markets have continued to exhibit volatility and market values are overall lower at the end of October than at September 30, 2008. As of October 28, 2008 the net unrealized losses on our available-for-sale portfolio approximate $124 million, which is consistent with declines seen in market indices applicable to the securities we hold. It is difficult to predict when market prices will stabilize; however, we are unaware of facts or circumstances that would warrant additional other-than-temporary impairment write-downs at September 30, 2008. A complete listing of our investment holdings as of September 30, 2008, may be obtained from the “Investor Home Page — Supplemental Investor Information” section of our website.
     On October 3, 2008 the 2008 Emergency Economic Stabilization Act (EESA) was signed into law. This legislation is intended to reestablish liquidity in US financial markets and to “promote financial market stability”. EESA authorizes the Secretary of the U.S. Treasury to establish the Troubled Asset Relief Program (TARP) for the repurchase of up to $700 billion of mortgage backed securities and other troubled financial instruments from financial institutions. Among other EESA provisions are tax code revisions, budget measures, guidance related to the administration of TARP, and measures intended to mitigate mortgage foreclosures. The authority under EESA to purchase and insure assets expires December 31, 2009 but may, with certification of need to Congress, be extended to December 31, 2010.

Investments
     The following table provides the percentage breakdown of Total Investments by investment category at September 30, 2008:

Percentage
of Total
Investment Category	Investments
Fixed maturities available for sale, at fair value	86.3%
Short-term investments	8.5%
Business owned life insurance	1.8%
Other	1.5%
Investment in unconsolidated subsidiaries	1.3%
Equity securities, trading, at fair value	0.4%
Equity securities, available for sale, at fair value	0.2%

Total Investments	100%

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
     We held cash and short-term securities of $303.3 million at September 30, 2008 as compared to $260.1 million at December 31, 2007. The increased balance as of September 30, 2008 is net of the redemption of our $49.5 million interest in the Reserve Primary Fund, as discussed under “Recent Events”, and reflects our intent to hold additional funds in our short-term portfolio in response to the instability of credit markets.
     Our investment in unconsolidated subsidiaries increased to $46.5 million at September 30, 2008 as compared to $26.8 million at December 31, 2007. During the first quarter of 2008 we increased our investment in one of our unconsolidated subsidiaries by $20 million in order to take advantage of dislocations in the credit market.
     Approximately 98% of our fixed maturities are either United States government agency obligations or investment grade securities as determined by national rating agencies. Our available-for-sale fixed maturities have a dollar weighted average rating of “AA” at September 30, 2008. The weighted average effective duration of our fixed maturity securities at September 30, 2008 is 4.4 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 4.1 years.

     Fixed maturity securities have declined in value in 2008, particularly in the third quarter and continuing into the fourth quarter, reflecting widespread concern regarding the credit quality of financial institutions, the future of U.S. credit markets in general, and fears that the U.S. will experience a severe economic recession. Although treasury yields at September 30, 2008 declined as compared to December 31, 2007, spreads have widened which has reduced the fair value of our securities. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in market interest rates also affect the fair value of our fixed maturity securities. On a pre-tax basis, net unrealized gains (losses) on our available-for-sale fixed maturity securities are comprised as follows:

	September 30	December 31
(In millions)	2008	2007
Gross unrealized gains	$18.0	$37.2
Gross unrealized (losses)	(95.8)	(17.7)

Net unrealized gains (losses)	$(77.8)	$19.5

     We have the intent, and, due to the duration of our overall portfolio and positive cash flows, believe we have the ability to hold bonds in an unrealized loss position to recovery of book value or maturity and do not consider the declines in value to be other-than-temporary. For a discussion of the potential effects that future changes in interest rates may have on our investment portfolio see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     Our investments in securities classified as Alt-A mortgage backed securities, subprime mortgage backed securities and various other asset backed securities have become less liquid than they have been historically due to recent market turmoil and resulting liquidity disruptions. While the markets for these securities have temporarily become more intermittent and less active, trades are occurring. We determine the fair value of these securities by obtaining information from IDC which includes trade data. We confirmed the reasonableness of the fair value of these securities as of September 30, 2008 by reviewing market yields of the securities. Current yields are substantially elevated and reflect those seen on similar securities of similar credit quality and collateral. In addition to these securities which have become illiquid as a result of current market disruptions, we historically have purchased certain other investments that do not have a readily available market, which includes private placements, limited partnerships, inverse coupon mortgage backed securities, municipal auction rate securities and Federal Home Loan Bank (FHLB) capital stock. The net unrealized gains (losses) as of September 30, 2008 associated with securities currently considered to be illiquid are detailed in the following table.

	Values at September 30, 2008
		Net Unrealized
(In thousands)	Fair Value	Gains (Losses)
Fixed maturities, available for sale
Mortgage backed securities classified as:
Inverse coupon	$22,115	$1,532
Alt-A	10,240	(902)
Subprime	13,390	(2,288)
Prime, privately issued	42,603	(3,242)
Prime, agency issued	524	23
Other asset backed securities:
Timber land	1,054	54
Hotel	941	(61)
Manufactured housing	225	(69)
Other	2,494	(482)
Corporate bonds:
Privately placed	39,222	(1,136)
Equipment trusts	172	—
Municipal auction rated bonds	10,025	—
Equity, available for sale:
Privately placed	350	(390)
Other investments:
FHLB capital stock	5,088	—
Limited partnerships	13,129	(7,576)

	$161,572	$(14,537)

     We believe the fair values of these securities reflect declines due to the market disruptions and are below the true economic value. The unrealized losses should reverse over the remaining lives of the securities should no further deterioration of collateral relative to our position in the securities’ capital structures be experienced.
     Equity investments represent less than 1% of our total investments and less than 3% of our stockholders’ equity at both September 30, 2008 and December 31, 2007. At September 30, 2008, the carrying value of our equity investments (including equities in our available-for-sale and trading portfolios) totaled $23.7 million as compared to $29.6 million at December 31, 2007. The decline in our equity investments is primarily attributable to the impairment of Fannie Mae preferred securities.
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
     Periodically, reinsurers may dispute our claim for reimbursement from them; however, we have not experienced significant collection difficulties due to the financial condition of any reinsurer. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be significant to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.

Debt
     Our long-term debt as of September 30, 2008 is comprised of the following.

		September 30	First
(In thousands, except %)	Rate	2008	Redemption Date
2034 Subordinated Debentures	6.7%, LIBOR adjusted	$46,395	May 2009
2034 Surplus Notes	7.7%, fixed until May 2009	11,901	May 2009*

		$58,296

*	Subject to approval by the Wisconsin Commissioner of Insurance
     A detailed description of our debt is provided in Note 7 to the Condensed Consolidated Financial Statements.
     As discussed in Note 7, we completed the conversion of all of our outstanding Convertible Debentures (aggregate principal of $107.6 million) in July 2008. Approximately 2,572,000 shares of our common stock were issued in the transaction (conversion rate was 23.9037 per $1,000 debenture). Of the common shares issued, approximately 2.12 million were reissued Treasury Shares and 450,000 were newly issued shares. The transaction resulted in a net increase to Stockholders’ Equity of approximately $112.5 million in the third quarter of 2008. No gain or loss was recorded related to the conversion. Because the dilutive effect of the debentures has historically been included in our calculation of diluted earnings per share, the conversion of the debentures did not affect this measurement. Book value increased approximately $0.28 per share from the conversion.
Treasury Stock
     During the nine months ended September 30, 2008, we repurchased approximately 1.6 million of our common shares having a total cost of $80.3 million (including approximately 360,000 shares purchased at a cost of $17.3 million during the three months ended September 30, 2008). This fully utilized the $150 million repurchase authorization approved by our Board of Directors in April 2007. On August 5, 2008 our Board of Directors authorized an additional $100 million for the repurchase of common shares or retirement of outstanding debt. As of September 30, 2008 all $100.0 million of this repurchase authorization remains available for use.
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
     For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC Corporation in 2005, we assumed the risk of loss for a judgment entered against NCRIC, Inc. (NCRIC) on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment), which was appealed. In October 2008 the judgment was affirmed by the District of Columbia Court of Appeals. NCRIC has filed a petition for rehearing with the Court of Appeals. As of September 30, 2008, we carry a $22.3 million liability related to the judgment, including an estimate for post-trial interest and legal costs. Approximately $19.5 million of the liability was established as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price.

     There are risks, as outlined in our Risk Factors in Part 1 of our 10K, that any of these actions could cost us more than our estimates. In particular, we or our insureds may receive adverse verdicts; post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds; and we may become a party to bad faith litigation over the settlement of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on ProAssurance’s results of operations in the period in which any such action is resolved.

Overview of Results-Three and Nine Months Ended September 30, 2008 and 2007
     Net income totaled $22.2 million and $101.4 million for the three-month and nine-month periods ended September 30, 2008 as compared to $43.1 million and $116.8 million, respectively, for the same periods in 2007. The decrease in net income for both the three and the nine month periods is principally attributable to a substantial increase in the recognition of other-than-temporary impairments in the third quarter of 2008. The effect of impairments was partially offset by an increase of favorable prior year loss development in both the third quarter and the year-to-date periods of 2008. Net income per diluted share was $0.66 and $2.98 for the three-month and nine-month periods ended September 30, 2008, respectively, as compared to $1.23 and $3.31 for the same periods in 2007. The decrease in diluted earnings per share was primarily attributable to the decline in net income.
     Results from the three and nine months ended September 30, 2008 compare to the same respective periods in 2007 as follows:
Revenues
     Net premiums earned declined in 2008 by approximately $22.1 million (16%) for the three-month period and $55.6 million (14%) for the nine-month period. The declines reflect the effects of a highly competitive market place and rate reductions.
     Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, declined in 2008 by $2.6 million (6%) for the three-month period and $11.1 million (9%) for the nine-month period. The decline primarily reflects lower interest rates on short-term funds during 2008 and unfavorable conditions in the credit markets.
     We recognized net realized investment losses during both the three-month and nine-month periods of 2008, primarily due to the recognition of other-than-temporary impairments which increased $29.4 million and $31.6 million for the quarter and year-to-date periods, respectively, as compared to 2007. The 2008 impairments are primarily related to our investments in the preferred stock of Fannie Mae and Freddie Mac, and debt securities issued by Lehman Brothers, AIG, and Washington Mutual.
Expenses
     Net losses decreased in 2008 as compared to 2007 by $22.9 million for the three months and by $73.4 million for the nine months ended September 30, 2008 due to a decline in insured risks and increased recognition of favorable prior year loss development in 2008 of $5.0 million for the third quarter and $20.7 million for the nine-month period. Underwriting, acquisition and insurance expenses declined by approximately $2.9 million and $4.0 million for the comparative three- and nine-month periods, respectively. Interest expense declined by $1.9 million and $3.1 million for the three months and nine months, respectively, because of lower debt.
Ratios
     Our net loss ratio decreased in 2008 by 7.5 points for the three-month period and 9.7 points for the nine-month period as a result of the recognition of favorable net loss development as discussed above. Our expense ratio increased by 1.4 points for the three months and 2.0 points for the nine months ended September 30, 2008 primarily due to the decline in premium. Our operating ratio decreased by 10.9 points for the three months and 11.0 points for the nine months. Return on equity (annualized) decreased to 6.9% for the three-month period and to 10.5% for the nine-month period.

Results of Operations-Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30
($ in thousands, except share data)	2008	2007	Change	2008	2007	Change

Revenues:
Gross premiums written	$126,122	$149,138	$(23,016)	$374,393	$440,186	$(65,793)

Net premiums written	$116,409	$139,483	$(23,074)	$343,609	$401,809	$(58,200)

Premiums earned	$123,733	$147,130	$(23,397)	$382,158	$446,437	$(64,279)
Premiums ceded	(10,284)	(11,622)	1,338	(32,364)	(41,089)	8,725

Net premiums earned	113,449	135,508	(22,059)	349,794	405,348	(55,554)
Net investment income	39,845	41,075	(1,230)	122,218	128,194	(5,976)
Equity in earnings of unconsolidated subsidiaries	(1,967)	(589)	(1,378)	(3,916)	1,241	(5,157)
Net realized investment gains (losses)	(34,236)	1,321	(35,557)	(41,011)	(1,564)	(39,447)
Other income	997	1,302	(305)	3,694	4,409	(715)

Total revenues	118,088	178,617	(60,529)	430,779	537,628	(106,849)

Expenses:
Losses and loss adjustment expenses	73,739	99,142	(25,403)	242,033	338,793	(96,760)
Reinsurance recoveries	(8,516)	(11,034)	2,518	(29,457)	(52,844)	23,387

Net losses and loss adjustment expenses	65,223	88,108	(22,885)	212,576	285,949	(73,373)
Underwriting, acquisition and insurance expenses	24,527	27,439	(2,912)	75,927	79,913	(3,986)
Interest expense	1,141	3,006	(1,865)	5,855	8,950	(3,095)

Total expenses	90,891	118,553	(27,662)	294,358	374,812	(80,454)

Income before income taxes	27,197	60,064	(32,867)	136,421	162,816	(26,395)

Income taxes	4,950	16,952	(12,002)	34,988	45,993	(11,005)

Net income	$22,247	$43,112	$(20,865)	$101,433	$116,823	$(15,390)

Earnings per share:
Basic	$0.66	$1.32	$(0.66)	$3.12	$3.53	$(0.41)

Diluted	$0.66	$1.23	$(0.57)	$2.98	$3.31	$(0.33)

Net loss ratio	57.5%	65.0%	(7.5)	60.8%	70.5%	(9.7)
Underwriting expense ratio	21.6%	20.2%	1.4	21.7%	19.7%	2.0

Combined ratio	79.1%	85.2%	(6.1)	82.5%	90.2%	(7.7)

Operating ratio	44.0%	54.9%	(10.9)	47.6%	58.6%	(11.0)

Return on equity*	6.9%	14.7%	(7.8)	10.5%	13.4%	(2.9)

*	Annualized

Premiums

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Gross premiums written	$126,122	$149,138	$(23,016)	(15.4%)	$374,393	$440,186	$(65,793)	(14.9%)

Premiums earned	$123,733	$147,130	$(23,397)	(15.9%)	$382,158	$446,437	$(64,279)	(14.4%)
Premiums ceded	(10,284)	(11,622)	1,338	(11.5%)	(32,364)	(41,089)	8,725	(21.2%)

Net premiums earned	$113,449	$135,508	$(22,059)	(16.3%)	$349,794	$405,348	$(55,554)	(13.7%)

Gross Premiums Written
     Gross premiums written declined during both the three- and nine-month periods ended September 30, 2008 as compared to the same periods in 2007, reflecting the effects of lower premium rates and a very competitive market. During 2007 we began to recognize improving loss trends in our rate making analysis, and have lowered the rates we charge our insureds where indicated. As policies take effect at these lower rates our premiums written have declined. For our physician business, which is discussed in more detail below, on our renewed business, our charged rates reflect average decreases of 7% for both the three and nine months ended September 30, 2008. Charged rates include the effects of filed rates, surcharges and discounts. Our competitors have also lowered rates, and we face strong price-based competition in virtually all of our markets. Our retention rate has remained above 85% but the acquisition of new business continues to be challenging. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, including excellent claims and customer services as well as adequate loss reserves, while still generating fair returns for our stockholders.
     Physician premiums represent 83% and 84% of gross premiums written during the three months ended September 30, 2008 and 2007, respectively (84% and 85% for the same respective nine-month periods) but amounts written in 2008 have declined as compared to 2007, as shown below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Physician Premiums*	$105,228	$124,591	$(19,363)	(15.5%)	$313,962	$373,847	$(59,885)	(16.0%)

*	Exclusive of tail premiums as discussed below
     Our overall retention rate (without adjustment to eliminate retirees or any risks not sought to be renewed by us) is approximately 87% for both three- and nine-month periods ended September 30, 2008, respectively, as compared to 86% for both the three- and the nine-month periods ended September 30, 2007.
     Premiums written for non-physician coverages represent 12% and 11% of our total gross premiums written for the three months and 11% of our total gross premiums written for both of the nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Non-physician Premiums*
Hospital and facility	$6,484	$7,585	$(1,101)	(14.5%)	$22,031	$24,541	$(2,510)	(10.2%)
Other non-physician	7,871	8,850	(979)	(11.1%)	20,453	22,023	(1,570)	(7.1%)

	$14,355	$16,435	$(2,080)	(12.7%)	$42,484	$46,564	$(4,080)	(8.8%)

*	Exclusive of tail premiums as discussed below
     Hospital and facility coverages are the most significant component of non-physician premiums and represent 5% of our total gross premiums written for both of the three-month periods ended September 30, 2008 and 2007, and represent 6% of our total gross premiums written for both of the nine-month periods in 2008 and 2007. Other non-physician coverages consist primarily of professional liability coverages provided to lawyers and to other health care professionals such as dentists and nurses. We are seeing the same competitive pressures in these areas as we are seeing in our physician business.
     We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period. Tail premiums totaled approximately $6.5 million and $17.9 million (5% of gross written premiums for both periods) for the three and nine months ended September 30, 2008, respectively, representing decreases of $1.6 million and $1.8 million as compared to the same respective periods in 2007.
Premiums Earned

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Premiums earned	$123,733	$147,130	$(23,397)	(15.9%)	$382,158	$446,437	$(64,279)	(14.4%)
     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
     Exclusive of the effect of tail premiums, the decline in premiums earned for the three and nine months ended September 30, 2008 as compared to the same period in 2007 reflects declines in gross premiums written during 2007 and 2008, as well as a decline of $72,000 for the three months and $10.1 million for the nine months that is due to premium earned in 2007 related to unearned premiums acquired in the merger with PIC Wisconsin.
     During the twelve months preceding September 30, 2008, our written premiums have declined as compared to written premiums for the twelve months preceding September 30, 2007. Consequently, 2008 earned premiums are expected to continue to be lower than 2007 earned premiums.
Premiums Ceded

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Premiums ceded	$10,284	$11,622	$(1,338)	(11.5%)	$32,364	$41,089	$(8,725)	(21.2%)
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
     Our reinsurance expense ratio (premiums ceded as a percentage of premiums earned) is 8.3% and 8.5% for the three-month and nine-month periods ended September 30, 2008 as compared to 9.2% and 9.0% (exclusive of certain non-recurring items as detailed in the next paragraph) for the three-month and nine-month periods of 2007. The decrease in the ratio in 2008 is primarily because ceded business decreased as compared to 2007, both in amount and in proportion to retained business. Also, in 2007 a portion of PIC Wisconsin premiums were earned under pre-acquisition reinsurance arrangements; those arrangements ceded a greater portion of all premium to reinsurers than do the post-acquisition reinsurance arrangements.
     Premiums ceded for the third quarter of 2007 were reduced by $1.9 million due to the commutation of certain reinsurance agreements. Premiums ceded were increased in the second quarter of 2007 by approximately $2.6 million to reflect the impact of increases in our projection of ceded losses for prior year agreements. Because there are no similar items in 2008, we excluded these amounts in calculating the 2007 reinsurance expense ratios given in the above paragraph. When these items are included, the 2007 reinsurance expense ratios are 7.9% for the three months and 9.2% for the nine months ended September 30, 2007.

Net Investment Income, Net Realized Investment Gains (Losses); Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Net Investment Income

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Net investment income	$39,845	$41,075	$(1,230)	(3.0%)	$122,218	$128,194	$(5,976)	(4.7%)
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
     Net investment income by investment category is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007

Fixed maturities	$37,513	$36,970	$115,378	$111,149
Equities	689	87	1,037	226
Short-term investments	1,599	4,070	5,544	11,779
Other invested assets	874	966	2,260	7,106
Business owned life insurance	301	99	1,481	1,254
Investment expenses	(1,131)	(1,117)	(3,482)	(3,320)

Net investment income	$39,845	$41,075	$122,218	$128,194

     The decrease in net investment income for both the three- and the nine-month periods results primarily from lower earnings on short-term investments due to a decline in market interest rates (on average of 275 basis points) on such investments, and other invested assets for the nine-month period, offset to an extent by higher earnings related to fixed maturity securities and equities. Due to the instability of credit markets in 2008, we have held additional funds in our short-term portfolio, a practice that may continue into 2009.
     The increase in income from our investment in fixed maturities for the three months ended September 30, 2008 as compared to the same period in 2007 primarily reflects improved yields. On a year-to-date basis, the increase in income from our investment in fixed maturities is attributable to both improved yields and higher average invested funds. During 2008 the average outstanding balance of our fixed maturities has increased on a year-to-date basis, but remained relatively flat during the third quarter. Market interest rates during 2007 and 2008 allowed us to consistently invest new and matured funds at rates that exceed the average held in our portfolio, which improved our yields in 2008 as compared to 2007. Average yields for our available-for-sale fixed maturity securities during the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Average income yield	4.8%	4.6%	4.8%	4.6%
Average tax equivalent income yield	5.5%	5.4%	5.6%	5.3%
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

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2008	2007	Change	2008	2007	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$(1,967)	$(589)	$(1,378)	$(3,916)	$1,241	$(5,157)
     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our ownership interests in three private investment funds accounted for on the equity method. The performance of the three funds reflects the decline and volatility of equity and credit markets in 2008, and we experienced negative returns from our interest in a fund of high-yield asset backed securities and our interest in a long/short equity fund during both the quarter and year-to-date periods. The third fund is an early phase private equity fund of funds that is still incurring the costs associated with its startup phase.
Net Realized Investment Gains (Losses)
     The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2008	2007	2008	2007

Net gains (losses) from sales	$(3,100)	$921	$(2,954)	$2,395
Other-than-temporary impairment (losses)	(29,862)	(428)	(36,169)	(4,602)
Trading portfolio gains (losses)	(1,274)	828	(1,888)	643

Net realized investment gains (losses)	$(34,236)	$1,321	$(41,011)	$(1,564)

     During the third quarter of 2008 we recognized other-than-temporary impairment losses of $29.9 million, which included $788,000 related to asset backed bonds, $19.6 million related to corporate bonds of which $18.9 million were Lehman Brothers bonds, and $9.5 million related to our equity holdings in Fannie Mae and Freddie Mac. During the first and second quarters of 2008 we recognized other-than-temporary impairment losses of $6.3 million, which included $5.1 million related to asset backed bonds, $513,000 related to corporate bonds and $353,000 related to a passive investment in a private investment fund, and $300,000 related to our equity holdings.
     In the third quarter of 2007 we recognized other-than-temporary impairment losses related to certain fixed maturity securities and a passive investment that we hold in a non-public investment pool. We also recognized other-than-temporary impairment losses in the first quarter of 2007 related to certain high yield asset backed bonds, particularly those with subprime loan exposures.
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

     The following table summarizes calendar year net losses and net loss ratios for the three and nine months ended September 30, 2008 and 2007 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Nine Months Ended
	September 30			September 30
(In millions)	2008	2007	Change	2008	2007	Change

Current accident year	$95.2	$113.1	$(17.9)	$293.9	$346.5	$(52.6)
Prior accident years	(30.0)	(25.0)	(5.0)	(81.3)	(60.6)	(20.7)

Calendar year	$65.2	$88.1	$(22.9)	$212.6	$285.9	$(73.3)

	Net Loss Ratios*
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2008	2007	Change	2008	2007	Change

Current accident year	83.9%	83.5%	0.4	84.0%	85.5%	(1.5)
Prior accident years	(26.4%)	(18.5%)	(7.9)	(23.2%)	(15.0%)	(8.2)

Calendar year	57.5%	65.0%	(7.5)	60.8%	70.5%	(9.7)

*	Net losses as specified divided by net premiums earned.
     Our current accident year loss ratio increased slightly for the three months and decreased for the nine months ended September 30, 2008, as compared to the same periods in 2007. During the second quarter of 2007 the Company increased its current accident year loss reserves relating to excess of policy limit losses, which increased the 2007 current accident year loss ratio by 1.2 percentage points for the year-to-date periods. Excluding this item, the current accident year loss ratios vary only as a result of the mix of insured risks, and are comparable for both the quarter and year-to-date periods.
     Based upon claims data, we have reduced our expectation of claims severity within our retained layers of coverage. As a result, during the three and nine months ended September 30, 2008 we recognized favorable net loss development of $30.0 million and $81.3 million, respectively, generally related to our previously established (prior accident year) reserves. In particular, we have observed claims severity below our initial expectations, within the first $1 million of coverage, for the 2004 through 2007 accident years. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable net loss development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2004-2007, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity. Favorable net loss development for the year-to-date period also includes $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period.
     During the three and nine months ended September 30, 2007 we recognized favorable net loss development of $25.0 million and $60.6 million, respectively, related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2003 through 2005 accident years.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Underwriting, Acquisition and Insurance Expenses

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2008	2007	Change		2008	2007	Change

Underwriting, acquisition and insurance expenses	$24,527	$27,439	$(2,912)	(10.6%)	$75,927	$79,913	$(3,986)	(5.0%)

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	Change	2008	2007	Change

Underwriting expense ratio	21.6%	20.2%	1.4	21.7%	19.7%	2.0
     The increase in the underwriting expense ratio (expense ratio) for both the three- and nine-month periods is primarily the result of the decline in net premiums earned. The fixed costs associated with our insurance operations were only modestly higher, while underwriting and acquisition expenses were down in proportion to the decline in net earned premium.
     Underwriting, acquisition and insurance expenses include share-based compensation expense of approximately $1.8 million for the three months and $6.4 million for the nine months ended September 30, 2008, as compared to $2.6 million and $6.4 million for the same periods in 2007, respectively. As compared to 2007, expense for 2008 reflects additional expense related to performance and option awards given to employees in 2008 but also reflects a decrease of $1.8 million related to option awards given to our new CEO and fully expensed in the third quarter of 2007. Awards to retirement eligible employees are fully expensed when granted (generally in the first quarter) and were approximately $680,000 and $1.2 million of share-based compensation expense for the nine-month periods ended September 30, 2008 and 2007.
     In certain states we are permitted to recoup previous guaranty fund assessments through surcharges collected from our insureds. In both 2008 and 2007, the amounts recouped from our insureds primarily relate to assessments previously paid to the Florida Insurance Guaranty Association, Inc. Net guaranty fund assessments (recoupments) totaled ($356,000) and ($995,000) for the three and nine months ended September 30, 2008, compared to $1.0 million and $890,000 for the three and nine months ended September 30, 2007, respectively. The amounts recouped through surcharges collected from our insureds approximated $265,000 and $913,000 for the three and nine moths ended September 30, 2008, and $223,000 and $393,000 for the three and nine months ended September 30, 2007, respectively.

Interest Expense
     The conversion of our Convertible Debentures in July 2008 (see Note 7) and the redemption of our 2032 Subordinated Debentures in December 2007 decreased interest expense during the three and nine months ended September 30, 2008 as compared to the same periods in 2007. Also, the average interest rate of our 2034 Subordinated Debentures (which is based on three-month LIBOR) was approximately 300 and 200 basis points lower for the three- and nine-month periods of 2008, respectively, which further reduced interest expense. The three-month LIBOR rate has fluctuated in September and October of 2008, ranging from a low of 2.85% to a high of 4.8%. Our next reset date is mid-November 2008.
     Interest expense by debt obligation is provided in the following table:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2008	2007	Change	2008	2007	Change

Convertible Debentures	$—	$1,141	$(1,141)	$2,283	$3,424	$(1,141)
2032 Subordinated Debentures	—	402	(402)	—	1,189	(1,189)
2034 Subordinated Debentures	856	1,179	(323)	2,710	3,476	(766)
Surplus Notes	284	284	—	853	853	—
Other	1	—	1	9	8	1

	$1,141	$3,006	$(1,865)	$5,855	$8,950	$(3,095)

Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(15.6%)	(6.7%)	(9.6%)	(7.1%)
Other	(1.2%)	(0.1%)	0.2%	0.3%

Effective tax rate	18.2%	28.2%	25.6%	28.2%

     The effect of tax-exempt income increased in the third quarter of 2008 as compared to third quarter of 2007 because income before taxes is $32.9 million less in 2008 than in 2007 while tax-exempt income remained level. Consequently, tax-exempt income represents a higher portion of pre-tax income for 2008 (45%) as compared to 2007 (19%).

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
     The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of September 30, 2008.

(In millions, except duration)	September 30, 2008			December 31, 2007
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$2,768	$(273)	4.38	$2,953	4.62
100 basis point rise	$2,900	$(141)	4.48	$3,095	4.52
Current rate *	$3,041	$—	4.42	$3,237	4.13
100 basis point decline	$3,180	$139	4.17	$3,366	3.67
200 basis point decline	$3,309	$268	4.20	$3,486	3.48

*	Current rates are as of September 30, 2008 and December 31, 2007.
     At September 30, 2008, the fair value of our investment in preferred stocks was $2.9 million, including net unrealized losses of $1.6 million. Preferred stocks traditionally have been primarily subject to interest rate risk because they bear a fixed rate of return, but may also be subject to credit and equity price risk. The investments in the above table do not include preferred stocks.
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
     ProAssurance’s cash and short-term investment portfolio at September 30, 2008 was on a cost basis which approximated its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of September 30, 2008, 97.6% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), (e.g. Moody’s, Standard & Poor’s and Fitch). We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

     We hold $1.36 billion of municipal bonds, approximately $859 million (63%) of which are insured. Although these bonds may have improved credit ratings based on or as a result of guarantees of the debt obligations by a monoline insurer, we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of September 30, 2008, our municipal bonds have a weighted average rating of AA, even when the benefits of insurance protection are excluded. Even though a number of the monoline insurers have had their ratings downgraded, our municipal bonds continue to be investment grade quality.
Equity Price Risk
     At September 30, 2008 the fair value of our investment in common stocks was $20.8 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.97. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.7% to $22.8 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.7% in the fair value of these securities to $18.8 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     With the exception of the two additional risk factors listed below, there are no changes to the “Risk Factors” in Part 1, Item 1A of the 2007 Form 10K.
     The eventual effect that The 2008 Emergency Economic Stimulus Act will have on the U.S. economy is unclear.
     On October 3, 2008 the 2008 Emergency Economic Stabilization Act (EESA) was signed into law. This legislation is intended to reestablish liquidity in U.S. financial markets and to “promote financial market stability”. Among other provisions, EESA authorizes the Secretary of the U.S. Treasury to establish the Troubled Asset Relief Program (TARP) for the repurchase of up to $700 billion of mortgage backed securities and other troubled financial instruments from financial institutions. The authority under EESA to purchase and insure assets expires December 31, 2009 but may, with certification of need to Congress, be extended to December 31, 2010. The effect that EESA will have on the U.S. economy and ProAssurance, in particular, cannot yet be determined.
     In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.
     We value investments that are traded in active markets using quoted market prices. For all other investments, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. When markets exhibit much volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts received upon disposition or maturity of the security.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Item (b) is inapplicable.
(a)	On July 7, 2008, the Registrant’s 3.90% Convertible Senior Debentures due 2023 in aggregate principal amount of $107,600,000 were converted into 2,572,029 shares of Registrant’s common stock in accordance with the terms of the Debentures. The issuance of the shares was reported in Registrant’s Current Report on Form 8-K filed on July 9, 2008.

(c)	Information required by Item 703 of Regulation S-K

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1 - 31, 2008	359,617	$48.23	359,617	$100,000,088
August 1 - 31, 2008	—	$—	—	$100,000,088
September 1 - 30, 2008	—	$—	—	$100,000,088

Total	359,617	$48.23	359,617

ITEM 6. EXHIBITS
31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PROASSURANCE CORPORATION
November 4, 2008

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)