Form 10-K
period 2008-12-31
PROASSURANCE CORP
filed 2009-02-25
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2008,
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2008 was $1,383,630,033.
As of February 13, 2009, the registrant had outstanding approximately 33,345,880 shares of its common stock.

Documents incorporated by reference in this Form 10-K
(i)	The definitive proxy statement for the 2009 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	The MAIC Holdings, Inc. Registration Statement on Form S-4 (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439 is incorporated by reference into Part IV of this report.

(iv)	The Professionals Group, Inc. Registration Statement on Form S-4 (File No. 333-3138) is incorporated by reference into Part IV of this report.

(v)	The ProAssurance Corporation Registration Statement on Form S-4 (File No. 333-49378) is incorporated by reference into Party IV of this report.

(vi)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii)	The ProAssurance Corporation Annual Report on the Form 10-K for the year ended December 31, 2002 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(viii)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(ix)	The ProAssurance Corporation Registration Statement on Form S-4 (File No. 333-124156) is incorporated by reference in Part IV of this report.

(x)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on November 4, 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xi)	The ProAssurance Corporation Registration Statement of Form S-4 (File No. 333-131874) is incorporated by reference in Part IV of this report.

(xii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 12, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring November 5, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xvi)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xvii)	The ProAssurance Corporation Registration Statement on Form S-8 (File No. 333-156645) is incorporated by reference into Part IV of this report.

(xviii)	The ProAssurance Corporation Definitive Proxy Statement filed on April 11, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xix)	The ProAssurance Corporation Current Report on Form 8-K for the event occurring May 21, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xx)	The ProAssurance Corporation Current Report on Form 8-K for event occurring November 13, 2008 as filed on November 17, 2008 and amended on December 24, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

PART I
ITEM 1. BUSINESS.
General / Corporate Overview
          ProAssurance Corporation is a holding company for property and casualty insurance companies focused on professional liability insurance. Throughout this report, references to ProAssurance, “we”, “us” and “our” refers to ProAssurance Corporation and its consolidated subsidiaries. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.” Our website is www.ProAssurance.com. Because the insurance business uses certain terms and phrases that carry special and specific meanings, we encourage you to read the Glossary included in this section.
          The Investor Home Page on our website provides many resources for investors seeking to learn more about us. Our annual report on Form 10K, our quarterly reports on Form 10Q, and our current reports on Form 8K are available on our website as soon as reasonably practical after filing with the Securities and Exchange Commission (the SEC) on its EDGAR system. We show details about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. We maintain access to these reports for at least one year after their filing.
          In addition to federal filings on our website, we make available the financial statements we file with state regulators (compiled under Statutory Accounting Principals as required by regulation), news releases that we issue, a listing of our investment holdings, and certain investor presentations. We believe these documents provide important additional information about our financial condition and operations.
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
          Forward-looking statements relating to our business include among other things: statements concerning liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.

          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market areas, that are different than anticipated;

–	regulatory, legislative and judicial actions or decisions could affect our business plans or operations;

–	the enactment or repeal of tort reforms;

–	formation of state-sponsored malpractice insurance entities that could remove some physicians from the private insurance market.

–	the impact of deflation or inflation;

–	changes in the interest rate environment;

–	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, may have on the U.S. economy and our business;

–	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, or the Securities and Exchange Commission;

–	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

–	the effects of changes in the health care delivery system;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectibility of insurance/reinsurance;

–	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

–	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

–	loss of independent agents;

–	changes in our organization, compensation and benefit plans;

–	our ability to retain and recruit senior management;

–	our ability to purchase reinsurance and collect payments from our reinsurers;

–	increases in guaranty fund assessments;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

–	changes in competition among insurance providers and related pricing weaknesses in our markets; and

–	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
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

GLOSSARY OF SELECTED INSURANCE AND RELATED FINANCIAL TERMS
          In an effort to help our investors and other interested parties better understand our report, we are providing a Glossary of Selected Insurance Terms. Most of the definitions are taken from recognized industry sources such as A. M. Best and The Insurance Information Institute. This list is intended to be informative and explanatory, but we do not represent that it is a comprehensive glossary.
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
Capital: Stockholders’ equity (as defined in GAAP—see definition on page 9) or policyholders’ surplus (as defined in SAP—see definition on page 12). Capital adequacy is linked to the riskiness of an insurer’s business. (See: Risk-Based Capital, Surplus, Solvency)
Case reserves: Reserves for future losses for reported claims as established by an insurer’s claims department.

Casualty insurance: Insurance which is primarily concerned with the losses caused by injuries to third persons (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. (See: Professional liability insurance, Medical professional liability insurance)
Cede, cedant; ceding company: When a party reinsures its liability with another, it ‘‘cedes’’ business and is referred to as the ‘‘cedant’’ or ‘‘ceding company.’’
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
Financial Accounting Standards Board (FASB): An independent board that establishes and communicates standards of financial accounting and reporting in the United States.
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
Generally Accepted Accounting Principles; GAAP: A set of widely accepted accounting standards, set primarily by the Financial Accounting Standards Board (FASB), and used to standardize financial accounting and reporting in the U.S.
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
Loss reserves: Liabilities established by insurers to reflect the estimated cost of claims payments and the related expenses that the insurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Loss reserves are a liability on the insurer’s balance sheet.
Medical malpractice: An act or omission by a health care provider that falls below a recognized standard of care. (See: Standard of Care)
Medical professional liability insurance: Insurance for the legal liability of an insured (and against loss, damage or expense incidental to a claim of such liability) arising out of death, injury or disablement of a person as the result of negligent deviation from the standard of care or other misconduct in rendering medical professional service.

National Association of Insurance Commissioners: Generally referred to as the “NAIC.” The organization of insurance regulators from the 50 states, the District of Columbia and the four U.S. territories.
Net losses: Incurred losses and loss adjustment expenses for the period, net of anticipated reinsurance recoveries for the period.
Net loss ratio: The net loss ratio measures the ratio of net losses to net premiums earned determined in accordance with SAP or GAAP.
Net paid losses: Paid losses and loss adjustment expenses for the period, net of related reinsurance recoveries.
Net premium earned: The portion of net premium that is recognized for accounting purposes as income during a particular period. Net earned premium is equal to net premiums written plus the change in net unearned premiums during the period.
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
Paid loss ratio: The ratio of paid losses, net of anticipated reinsurance recoveries related to those losses, to net premiums earned. (See Loss ratio)
Paid to incurred ratio: The ratio of net paid losses to net incurred losses.
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

Rate: The cost of insurance for a specific unit of exposure, such as for one physician. Rates are based primarily on historical loss experience for similar risks and are generally regulated by state insurance offices.
Rating agencies: These agencies assess insurers’ financial strength and viability to meet claims obligations. Some of the factors considered include company earnings, capital adequacy, operating leverage, liquidity, investment performance, reinsurance programs, and management ability, integrity and experience. A high financial rating is not the same as a high consumer satisfaction rating.
Recorded Cost Basis: The original cost basis of the security less impairments recognized to-date plus related accumulated accretion or minus related accumulated amortization.
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
Statutory Accounting Principles; SAP: Accounting rules imposed by state laws that emphasize the solvency of insurance companies. A primary objective of SAP is to allow financial statement users to evaluate whether an insurer has sufficient funds readily available to meet all anticipated insurance obligations. SAP generally recognizes liabilities earlier or at a higher value than GAAP and assets later or at a lower value. For example, SAP requires that selling expenses be recorded immediately rather than amortized over the life of the policy. (See: Generally Accepted Accounting Principles, Admitted assets)
Surplus; statutory surplus: The excess of assets over total liabilities (including loss reserves) that protects policyholders in case of unexpectedly high claims. “Statutory Surplus” is determined in accordance with Statutory Accounting Principles.
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
Treaty reinsurance: The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a ‘‘treaty’’) between a primary insurer and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.
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

Business Overview
          We operate in a single business segment in the United States. We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities. We also have a small book of legal professional liability business.
          Our top five states represented 56% of our gross premiums written for the year ended December 31, 2008. The following table shows our gross premiums written in these states for each of the periods indicated.

	Gross Written Premiums–Years Ended December 31
	($ in thousands)
	2008		2007		2006(2)

Alabama	$91,116	19%	$95,641	17%	$102,998	18%
Ohio	75,859	16%	89,607	16%	106,267	18%
Indiana(1)	33,822	7%	38,188	7%	40,335	7%
Wisconsin(2)	32,640	7%	40,680	7%	10,702	2%
Michigan	31,946	7%	41,092	7%	43,757	8%
All other states(3)	206,099	44%	243,866	46%	274,924	47%

Total	$471,482	100%	$549,074	100%	$578,983	100%

(1)	Not a top five state in 2007

(2)	Not a top five state in 2006

(3)	Florida was included in the top five states in 2007 and 2006 (gross premiums written of $41,291 and $53,469, respectively)
          We believe we differentiate ourselves from our competitors in several ways. Our financial strength, commitment to a local market presence and personal service, and commitment to our physician heritage have allowed us to establish what we believe to be a leading position in our markets, thus enabling us to effectively compete on a basis other than just price.
          During 2008 we introduced “Treated Fairly” a new branding strategy that is being used along with our new logo to reinforce our public pledge that all of our actions will deliver fair treatment, informed by the core values that guide our organization: integrity, respect, doctor involvement, collaboration, communication, and enthusiasm. These values, along with our enduring commitment to financial strength, the defense of non-meritorious claims and the prompt, fair settlement of those claims with merit, have been at the heart of our existence since we were founded. Our new brand strategy is the result of almost a year of intense research into how our target markets perceive ProAssurance and our competitors, and how our customers expect to be treated.
          We maintain local claims and/or underwriting offices to ensure that we have a local presence in the markets we serve. We believe this emphasis on local knowledge allows us to maintain active relationships with our customers and be more responsive to their needs.
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

Corporate Organization and History
          We were incorporated in Delaware as the successor to our predecessor company, Medical Assurance, Inc. in connection with its merger with Professionals Group, Inc. (Professionals Group) in June 2001. The following table lists our core operating subsidiaries, most of which were renamed in 2008 in order to reinforce our corporate identity.

Core Operating Subsidiaries	Formerly Operating As:

ProAssurance Indemnity Company, Inc. (PRA Indemnity)	The Medical Assurance Company, Inc.*
ProAssurance Casualty Company (PRA Casualty)	ProNational Insurance Company
ProAssurance National Capital Insurance Company (PRA National)	NCRIC, Inc.
ProAssurance Wisconsin Insurance Company (PRA Wisconsin)	Physicians Insurance Company of Wisconsin, Inc.
ProAssurance Specialty Insurance Company, Inc. (PRA Specialty)	Red Mountain Casualty Insurance Company, Inc.

*	We merged Woodbrook Casualty Insurance, Inc. into ProAssurance Indemnity Company, Inc. effective December 31, 2008. Woodbrook ceased operations when the merger was effective, as PRA Indemnity assumed its policies and obligations.
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
Recent Developments
          In December 2008 we repurchased $23.0 million of our outstanding trust preferred securities for approximately $18.4 million. We recognized a gain of approximately $4.6 million on the extinguishment of debt which is discussed in more detail in Note 11 to the Consolidated Financial Statements. The repurchased securities had been issued in April and May, 2004 as a part of a larger transaction wherein we issued $45.0 million of trust preferred securities, having a 30-year maturity and callable at par beginning in May 2009. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support growth in our insurance operations.
          In December and November of 2008, ProAssurance announced the following acquisitions:
–	We completed our purchases of Georgia Lawyers Insurance Company (Georgia Lawyers) and Mid-Continent General Agency, Inc. (Mid-Continent) were completed in the first quarter of 2009. Georgia Lawyers provides professional liability insurance for lawyers in the state of Georgia and reported premiums written of approximately $5.7 million in 2008. Mid-Continent is a Managing General Agent, based in Houston, Texas producing approximately $26 million a year in premiums from ancillary healthcare providers and other professional liability coverages, including approximately $2.7 million of premium produced for ProAssurance.

–	We have executed an agreement to acquire The PICA Group (PICA) through a cash sponsored demutualization. We will purchase all of PICA’s stock for $120 million in cash and provide a $15 million cash surplus contribution for premium credits to be given to eligible policyholders over a three year period beginning in 2010. PICA primarily provides professional liability insurance to podiatric physicians throughout the United States and had gross written premium of approximately $96 million in 2008. The PICA transaction remains subject to policyholder approval but is expected to close in the second quarter of 2009.

          In August 2008 our Board of Directors authorized $100 million to be used for the repurchase of our common stock or debt securities. As of December 31, 2008 we have used $7.2 million of that authorization to repurchase approximately 165,000 shares of our common stock, and we used approximately $18.4 million of that authorization for the repurchase of trust preferred securities, as previously discussed in this section.
          In July 2008, we converted all our outstanding Convertible Debentures (aggregate principal of $107.6 million) into approximately 2,572,000 shares of ProAssurance common stock. No gain or loss was recorded related to the conversion, which is discussed in more detail in Notes 11 and 12 to the Consolidated Financial Statements, included herein.
          In December 2007 we redeemed, at face value, for cash, outstanding subordinated debentures of $15.5 million that became our obligation when we acquired NCRIC Corporation (NCRIC). In April 2007 our Board of Directors authorized $150 million to be used for the repurchase of our common stock and debt securities. All of the authorization has been utilized for the repurchase of 2.6 million shares of common stock in 2007 and 2008 and the redemption of the NCRIC debt, as previously discussed.
          Effective July 1, 2007 A. Derrill Crowe, M.D. retired as Chief Executive Officer (CEO). The Board of Directors elected W. Stancil Starnes to succeed Dr. Crowe as CEO. Mr. Starnes formerly served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm, and as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, a firm extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims. On September 22, 2008, Dr. Crowe resigned as non executive Chairman of the Board and from his position as a director, for personal reasons. On October 16, 2008, our Board of Directors elected our CEO, W. Stancil Starnes, to serve as the Chairman of the Board.
          Effective August 1, 2006 we completed our acquisition of Physicians Insurance Company of Wisconsin, Inc., now PRA Wisconsin, in an all stock merger. PRA Wisconsin is a stock insurance company that sells professional liability insurance to physicians, groups of physicians, dentists, and hospitals principally in the state of Wisconsin as well as other Midwestern states.
          Effective January 1, 2006 we sold the operating subsidiaries that comprised our personal lines operations, MEEMIC Insurance Company and MEEMIC Insurance Services (collectively, the MEEMIC companies), for $400 million before taxes and transaction expenses. We recognized a gain on the sale in the first quarter of 2006 of $109.4 million after consideration of sales expenses and estimated taxes. We used the sale proceeds to support the capital requirements of our professional liability insurance subsidiaries and other general corporate purposes. Additional information regarding the sale of the MEEMIC companies is provided in Note 4 to the Consolidated Financial Statements.
          On August 3, 2005 we acquired all of the outstanding common stock of NCRIC Corporation and its subsidiaries in an all stock merger. NCRIC’s primary business is a single insurance company that provides medical professional liability insurance principally in the vicinity of the District of Columbia.
Products and Services
          We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities. We also have a small, but growing, book of legal professional liability business. We are licensed to do business in every state but Connecticut, Maine, New Hampshire, New York and Vermont.
          We generate the majority of our medical professional liability premiums from individual and small group practices, but also insure large physician groups as well as hospitals. While most of our business is written in the standard market, we also offer medical professional liability insurance on an excess and surplus lines basis. We also offer professional office package and workers’ compensation insurance products in connection with our medical professional liability products.

Marketing
          We utilize both direct marketing and independent agents to write our business. For the year ended December 31, 2008, we estimate that approximately 69% of our gross premiums written were produced through independent insurance agencies. These local agencies usually have producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance products. No single agent or agency accounts for more than 10% of our total direct premiums written.
          Our marketing of medical professional liability insurance is primarily directed to individual physicians, and those in smaller groups. We generally do not target large physician groups or facilities because of the difficulty in underwriting the individual risks within those groups and because their purchasing decisions are more focused on price. Through “Treated Fairly” we emphasize:
–	excellent claims service,

–	the sponsorship of risk management education seminars as an accredited provider of continuing medical education,

–	risk management consultation, loss prevention seminars and other educational programs,

–	legislative oversight and active support of proposed legislation we believe will have a positive effect on liability issues affecting the healthcare industry,

–	the dissemination of newsletters and other printed material with information of interest to the healthcare industry, and

–	endorsements by, and attendance at meetings of, medical societies and related organizations.
          These communications and services demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds. We believe that a local presence in our markets enables us to effectively provide these communications and services, all of which have helped us gain exposure among potential insureds.

Underwriting
          Our underwriting process is driven by individual risk selection rather than by the size or other attributes of an account. Our pricing decisions are focused on achieving rate adequacy. We assess the quality and pricing of the risk, emphasizing loss history, practice specialty and location in making our underwriting decision. In performing their assessment, our underwriters may also consult with internal actuaries regarding loss trends and pricing and utilize loss-rating models to assess the projected underwriting results of certain insured risks.
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
          Our claims department promptly and thoroughly investigates the circumstances surrounding a reported claim against an insured. As this investigation progresses, our claims department develops an estimate of the case reserves for each claim. Thereafter, we monitor development of new information about the claim and adjust the case reserve as loss cost estimates are revised.
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
          Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset class they are responsible for managing, subject to our investment policy and oversight, including a requirement that securities in a loss position cannot be sold without specific authorization from us. See Note 5 to the Consolidated Financial Statements for more information on our investments.
Rating Agencies
          Our claims-paying ability and financial strength are regularly evaluated and rated by two major rating agencies, A. M. Best and Fitch. In developing their claims-paying ratings, these agencies evaluate an insurer’s ability to meet its obligations to policyholders. While these ratings may be of interest to investors, these are not ratings of our securities nor a recommendation to buy, hold or sell any of our securities.
          The following table presents the claims paying ratings of our group and our core subsidiaries as of February 10, 2009:

	ProAssurance			PRA	PRA
Rating Agency	Group	PRA Indemnity	PRA National	Wisconsin	Casualty	PRA Specialty

Fitch (www.fitchratings.com)	A (Strong)	A (Strong)	A (Strong)	A (Strong)	A (Strong)	A (Strong)

A. M. Best (www.ambest.com)	A- (Excellent)	A- (Excellent)	B++ (Good)	A- (Excellent)	A- (Excellent)	A- (Excellent)

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
          We compete in a fragmented market with many insurance companies and alternative insurance mechanisms such as risk retention groups or self-insuring entities. Many of our competitors concentrate on a single state and have an extensive knowledge of the local markets. We also compete with several large national insurers whose financial strength and resources may be greater than ours. We believe that the largest competitors in our market area are The Medical Protective Company (Berkshire Hathaway) and The Doctors Company.
          Improvements in loss cost trends have allowed us to reduce rates in many markets and offer targeted new business and renewal retention programs in selected markets. This improves policyholder retention but decreases our average premiums. While we reflect loss cost trends in our pricing, we have chosen not to aggressively compete on price alone, and we have not compromised our commitment to strict underwriting.
          Thus, we have lost some insureds due to aggressive, price-based competition which we face in virtually all of our markets. This competition comes mostly from established insurers that are willing to write coverage at rates that we believe do not meet our long-term profitability goals. We believe many competitors are also employing less-stringent underwriting standards than they have in the past and they appear to be offering more liberal coverage options.
          We have also lost insureds as some physicians and hospitals have entered into alternative risk transfer mechanisms. Historically, these alternatives have been less attractive when prices soften in the traditional insurance markets.
          If competitors continue to be less disciplined in their pricing, or become more permissive in their coverage terms, we could lose business because our ongoing commitment to adequate rates and strong underwriting standards affects our willingness to write new business and to renew existing business in the face of this price-based competition.

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
          State insurance holding company regulations generally require domestic insurers to obtain prior approval of extraordinary dividends. Insurance holding company regulations that govern our principal operating subsidiaries, except PRA National and PRA Wisconsin, deem a dividend as extraordinary if the combined dividends and distributions to the parent holding company in any 12 month period are more than the greater of either the insurer’s net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.
          The regulations governing District of Columbia insurers, which have jurisdiction over PRA National, deem a dividend to be extraordinary if the combined dividends and distributions made in any 12 month period exceeds the lesser of:
•	net income less capital gains; or

•	10% surplus at the prior calendar year end.
          The regulations governing Wisconsin insurers, which have jurisdiction over PRA Wisconsin, deems a dividend to be extraordinary if the amount exceeds the lesser of:
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
Risk-Based Capital
          In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2008, all of ProAssurance’s insurance subsidiaries exceeded the minimum RBC levels.
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
          Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Georgia, Florida, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the early part of this decade as a response to a rapid deterioration in loss trends. These reforms are generally thought to have contributed to the improvement in the overall loss trends in those states, although loss trends have also been favorable in states that did not pass any type of tort reform. In states where these reforms are perceived to have improved the medical professional liability climate, we have noted an increase in competition.
          Appeals are underway in most states where tort reforms were enacted and past experience leads us to believe some of the reforms will be overturned, although we cannot predict with any certainty how appellate courts will rule. We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.
          Tort reform proposals are considered from time-to-time at the Federal level. This legislation has had the backing of the Bush administration and passed the House of Representatives in 2008, as in prior legislative sessions, but has never been approved in the Senate. We do not expect passage of Federal tort reform in the foreseeable future. As in the states, passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
          Healthcare reform could alter the healthcare delivery system or reimbursement plans, which could raise the cost sensitivity of our insureds, or change how health care providers insure their medical malpractice risks. We expect that a broad range of healthcare reform measures will be proposed in the newly-elected Congress, with the backing of the new administration. Prior proposals have included spending limits, price controls, limiting increases in health insurance premiums and/or health savings accounts, limiting the liability of doctors and hospitals for tort claims, imposing liability on institutions rather than physicians, and restructuring the healthcare insurance system. We expect some type of health care reform, but we cannot predict which reform proposals will be adopted, when proposals might take effect or what effect they may have on our business.
          In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment that have negatively affected or threatened to affect the practices and economic independence of our insureds. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have joined or contractually affiliated with larger organizations.
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
          Federal legislation could be passed that regulates the business of insurance directly. There have been prior attempts to involve the federal government in the regulation of the insurance industry at some level. We believe that federal regulation of the insurance industry will be considered by Congress and the new administration. Other federal initiatives, including additional pro-patient protection legislation that would ultimately affect our business, may also be undertaken.
Employees
          At December 31, 2008, we had 551 employees, none of whom are represented by a labor union. We consider our employee relations to be good.

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
          Our loss reserves also may be affected by court decisions that expand liability on our policies after they have been issued and priced. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, each case that is litigated to a jury verdict increases our risk of incurring a loss that has a material adverse affect on reserves.
          To the extent loss reserves prove to be inadequate to meet future claim payments, we would incur a charge to earnings in the period the reserves are increased, which could have a material adverse impact on our financial condition and results of operations and the price of our common stock.
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
          Our principal operating subsidiaries hold favorable financial strength ratings with A.M. Best and Fitch. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates or the rating agencies significantly change the rating criteria that are used to determine ratings, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business.

          The following table presents the claims paying ratings of our group and our core subsidiaries as of February 10, 2009:

	ProAssurance			PRA	PRA	PRA
Rating Agency	Group	PRA Indemnity	PRA National	Wisconsin	Casualty	Specialty

Fitch (www.fitchratings.com)	A (Strong)	A (Strong)	A (Strong)	A (Strong)	A (Strong)	A (Strong)

A. M. Best (www.ambest.com)	A- (Excellent)	A- (Excellent)	B++ (Good)	A- (Excellent)	A- (Excellent)	A- (Excellent)

          The rating process is dynamic and ratings can change. If you are seeking updated information about our ratings, please visit the rating agency websites listed in the table.
We operate in a highly competitive environment.
          The property and casualty insurance business is highly competitive. We compete with large national property and casualty insurance companies, locally-based specialty companies, strong mutuals, reciprocals, self-insured entities and alternative risk transfer mechanisms (such as captive insurers and risk retention groups) whose activities are directed to limited markets in which they have extensive knowledge. Competitors include companies that have substantially greater financial resources than we do, as well as mutual companies and similar companies not owned by shareholders whose return on equity objectives may be lower than ours.
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
          Our policy is to charge adequate premiums on risks that meet our underwriting standards. We have lowered our rates where warranted by loss cost improvements, however, some competitors may offer, or are currently offering, rates that are lower than we consider to be justified given the risk(s) involved. Increased competition in our markets makes it difficult for us to develop new business and may reduce our retention of current business, although our retention has not eroded significantly in the past year. Our competitors may become even less disciplined in their pricing, or more permissive in their terms. We cannot predict whether, when, or how market conditions will change, or the manner in which, or the extent to which, any such changes may have an adverse effect on the results of our operations.
Our investment results will fluctuate as interest rates change.
          Our investment portfolio is primarily comprised of interest-earning assets. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our stockholders’ equity, income and/or cash flows. Our total investments at December 31, 2008 were $3.6 billion, of which $3.0 billion was invested in fixed maturities. Unrealized pre-tax net investment losses on investments in available-for-sale fixed maturities were approximately $43.3 million at December 31, 2008.

          At December 31, 2008, we held equity investments having a fair value of $7.0 million in an available-for-sale portfolio and held additional equity securities having a fair value of $11.9 million in a trading portfolio. The fair value of these securities fluctuates depending upon company specific and general market conditions.
          Any decline in the fair value of available-for-sale securities that we determine to be other-than-temporary will reduce our current period net income. Any changes in the fair values of trading securities, whether unrealized/realized gains or losses, will be included in current period net income.
Our investments are subject to credit and prepayment risk.
          Our portfolio holds mortgage-backed securities which are subject to prepayment risk. A prepayment is the unscheduled return of principal. When rates decline, the propensity for mortgage refinancing may increase and the period of time we hold our mortgage-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash flows at lower yields than currently recognized. Conversely, as rates increase, and motivations for mortgage refinancing lessen, the period of time we hold our mortgage-backed securities may lengthen, causing us to not reinvest cash flows at then higher available yields.
          Our portfolio holds asset-backed securities which consist of securitizations of underlying loans collateralized by homes, autos, credit card receivables, commercial properties, hotels, and multi-family housing. In addition to interest rate fluctuations, asset-backed security values are subject to the existence of US Government or Government-Sponsored Enterprise guarantees, the value and cash flows of the underlying collateral, and the security’s seniority in the securitization’s capital structure. Approximately 28% of our fixed maturities are asset-backed securities, which are investment grade, (96% AAA, 2% AA, 2% A) as determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s and Fitch). Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings are subject to error by the agencies, therefore, we may be subject to additional credit exposure should the rating be misstated.
          We have direct exposure to asset-backed securitizations that we classify as subprime (See “Investment Exposures” included in Item 7, page 47). We have no exposure to subprime loans through collateralized debt obligations (CDOs).
Changes in healthcare could have a material affect on our operations.
          Proposals have included, among others, spending limits, price controls, limiting increases in health insurance premiums and/or health savings accounts, limiting the liability of doctors and hospitals for tort claims, imposing liability on institutions rather than physicians, limiting the premiums that can be charged for professional liability insurance, and restructuring the healthcare insurance system. We cannot predict which, when, or if any reform proposals will be adopted or what effect they may have on our business.
          In addition to regulatory and legislative efforts, there have been significant market driven changes in the healthcare environment that have negatively affected or threatened to affect the practices and economic independence of our insureds. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have joined or contractually affiliated with larger organizations.
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
          We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed under Item 1, “Insurance Regulatory Matters” on page 20.
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
Our claims handling practices could result in a bad faith claim against us.
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
          Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Georgia, Florida, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the early part of this decade as a response to a rapid deterioration in loss trends. We cannot predict with any certainty how appellate courts will rule on these laws. While the effects of tort reform have been generally beneficial to our business in states where these laws have been enacted, there can be no assurance that such reforms will be ultimately upheld by the courts. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition. In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to maintain rates at adequate levels. Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state sponsored malpractice insurance entities that could remove some physicians from the private insurance market.
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
          We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results would be adversely affected. At December 31, 2008 our Receivable from Reinsurers on Unpaid Losses is $268 million and our Receivable from Reinsurers on Paid Losses is $18 million.
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

          In 2008, guaranty fund refunds/recoupments exceeded current year assessments by $1.3 million which reduced total acquisition expenses. In 2007, guaranty fund assessments exceeded refunds/recoupments by approximately $550,000, which increased our total acquisition expenses. Our policy is to accrue for the insurance insolvencies when notified of assessments. We are not able to reasonably estimate the liabilities of an insolvent insurer or develop a meaningful range of the insolvent insurer’s liabilities because the guaranty funds do not provide sufficient information for development of such ranges.
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
The current economic environment may have a significant adverse effect on our financial condition and results of operations.
          Economic conditions and the stability of financial markets have significantly deteriorated in 2008, both in the U.S. and globally. A significant portion of our assets ($3.6 billion or 84%) at December 31, 2008 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. The U.S. government has undertaken measures to stabilize the U.S. economy and financial markets, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, and measures are also being undertaken by the governments of other leading nations, but there is no assurance that the measures will be effective. In such an uncertain economy there is increased risk that the fair value of our investments may decline in the future. Additionally, the financial situation of our insureds may also decline significantly which could result in an increase in non-renewals or reductions in the level of coverage purchased. A worsening economy could cause shifts in the frequency and severity of the claims filed against our insureds. Although we have not experienced such shifts to-date, a worsening economy could result in actual claims experience that is worse than that estimated by us in establishing our reserves and premium rates, making our operations less profitable or unprofitable. Our reinsurers are subject to the same uncertainties and risks. If the downturn is prolonged or if losses significantly increase, reinsurers may become less willing or unable to meet their obligations to us.
          Also, actions of the U.S. government undertaken to improve the overall economy may have a specific detrimental effect on the value of certain types of investments we own. While future actions cannot be predicted, it is widely assumed that actions will be undertaken to reduce home mortgage foreclosures, and it is possible that the actions taken may benefit homeowners more than holders of mortgages. The fair value of our investments in non-agency mortgage-backed securities that might likely be affected by mortgage modification efforts approximates $67.4 million ($75.1 million recorded cost basis). We also hold agency mortgage-backed securities which are guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac, having a combined fair value of $522.0 million ($506.3 million recorded cost basis). Agency mortgage-backed securities may also be affected, although the guarantees provided are intended to protect bond holders from credit loss.

In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.
          In accordance with applicable GAAP, we value 96% of our investments at fair value and the remaining 4% at cost or equity (primarily holdings in private investment funds) or the current cash surrender value (BOLI). See Notes 1 and 5 to the Consolidated Financial Statements for additional information. Approximately 9% of our investments are traded in active markets and we use quoted market prices to value those investments. We estimate fair values for the remaining 91% of our investments, based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. When markets exhibit much volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts received upon disposition or maturity of the security. Also, from time to time, changes to GAAP guidance may cause us to revise our methodology for valuing a particular investments or type of investment, which may result in a fair value that differs significantly from amounts previously determined.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
          We own three office buildings, all of which are unencumbered. In Birmingham, Alabama we own a 165,000 square foot building in which we currently occupy approximately 82,000 square feet with the remaining office space leased to unaffiliated persons or available to be leased. In Okemos, Michigan we own, and fully occupy a 53,000 square foot building and in Madison, Wisconsin we own and fully occupy a 38,000 square foot building.
ITEM 3. LEGAL PROCEEDINGS.
          Our insurance subsidiaries are involved in various legal actions, a substantial number of which arise from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on our financial position or results of operations. See Note 10 to the Consolidated Financial Statements included herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION
          The executive officers of ProAssurance Corporation (ProAssurance) serve at the pleasure of the Board of Directors. We have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. In total, our senior management team has average experience in the insurance industry of 19 years. Following is a brief description of each executive officer of ProAssurance, including their principal occupation, and relevant background with ProAssurance and former employers.

W. Stancil Starnes	Mr. Starnes was appointed as Chief Executive Officer of ProAssurance effective July 2, 2007 and has served as the Chairman of the Board since October 2008. Mr. Starnes served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm from October, 2006 to May, 2007. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, and was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims. (Age 60)

Victor T. Adamo	Mr. Adamo has been the President of ProAssurance since its inception. Mr. Adamo joined the predecessor to Professionals Group in 1985 as general counsel and was elected as Professionals Group CEO in 1987. From 1975 to 1985, Mr. Adamo was in private legal practice and represented the predecessor to Professionals Group. Mr. Adamo is a Chartered Property Casualty Underwriter. (Age 60)

Howard H. Friedman	Mr. Friedman is a Co-President of our Professional Liability Group, a position he has held since October 2005, and is also our Chief Underwriting Officer. Mr. Friedman has served in a number of positions for ProAssurance, most recently as Chief Financial Officer and Corporate Secretary. He was also the Senior Vice President, Corporate Development of Medical Assurance. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 50)

Jeffrey P. Lisenby	Mr. Lisenby was appointed as a Senior Vice President in December 2007 and has served as our Corporate Secretary since January 1, 2006. Mr. Lisenby has served as Vice President and head of the corporate Legal Department since 2001. Mr. Lisenby also previously practiced law privately in Birmingham, Alabama and served as a judicial clerk for the United States District Court for the Northern District of Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 40)

Frank B. O’Neil	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil first joined our predecessor in 1987 and has been our Senior Vice President of Corporate Communications since 1997. (Age 55)

Edward L. Rand, Jr.	Mr. Rand was appointed Chief Financial Officer on April 1, 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. Mr. Rand is a Certified Public Accountant. (Age 42)

Darryl K. Thomas	Mr. Thomas has been with ProAssurance since its inception and currently serves as a Co-President of our Professional Liability Group, a position he has held since October 2005, and as our Chief Claims Officer. Previously, Mr. Thomas was Senior Vice President of Claims for Professionals Group. Prior to joining the predecessor to Professionals Group in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Mr. Thomas was also Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 51)
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
          At February 13, 2009, ProAssurance Corporation (PRA) had 3,853 stockholders of record and 33,345,880 shares of common stock outstanding. ProAssurance’s common stock currently trades on The New York Stock Exchange (NYSE) under the symbol “PRA”.

	2008		2007
Quarter	High	Low	High	Low
First	$58.65	$49.90	$52.83	$48.67
Second	55.19	48.11	57.30	51.00
Third	64.85	45.61	56.17	48.69
Fourth	55.07	41.78	57.19	50.46
          ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.
          ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters–Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 on page 20 of this 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2008.

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,179,061	$42.48 *	2,000,000

Equity compensation plans not approved by security holders	—	—	—

* Exclusive of 165,403 performance shares which have no exercise price
Issuer Purchases of Equity Securities
          The following table provides information regarding ProAssurance’s shares purchased as part of publicly announced plans or programs.

			Total Number of Shares
	Total Number	Average	Purchased as Part of Publicly	Approximate Dollar Value of Shares
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs(1)
January 1-31, 2008	239,966	$53.95	239,966	$67,389,790
February 1-29, 2008	—	—	—	$67,389,790
March 1-31, 2008	205,247	$51.11	205,247	$56,899,430
April 1-30, 2008	3,000	$52.02	3,000	$56,743,370
May 1-31, 2008	241,162	$50.23	241,162	$44,628,753
June 1-30, 2008	544,527	$50.11	544,527	$17,343,229
July 1-31,2008	359,617	$48.23	359,617	$100,000,088
August 1-31, 2008	—	—	—	$100,000,088
September 1-30, 2008	—	—	—	$100,000,088
October 1-31, 2008	—	—	—	$100,000,088
November 1-30, 2008	118,400	$43.54	118,400	$94,844,686
December 1-31, 2008	46,144	$44.86	46,144	$74,409,144

Total	1,758,063	$49.81	1,758,063

(1)	Shown net of authorizations used for repurchase of debt.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2008	2007	2006	2005	2004
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written (2)	$471,482	$549,074	$578,983	$572,960	$573,592
Net premiums written (2)	429,007	506,397	543,376	521,343	535,028

Premiums earned (2)	503,579	585,310	627,166	596,557	555,524
Premiums ceded (2)	(44,301)	(51,797)	(44,099)	(53,316)	(35,627)
Net premiums earned (2)	459,278	533,513	583,067	543,241	519,897
Net investment income (2)	158,384	171,308	147,450	98,293	76,627
Equity in earnings (loss) of unconsolidated subsidiaries (2)	(7,997)	1,630	2,339	900	1,042
Net realized investment gains (losses) (2)	(50,913)	(5,939)	(1,199)	912	7,572
Other revenues (3)	8,410	5,556	5,941	4,604	2,419
Total revenues (2)	567,162	706,068	737,598	647,950	607,557
Net losses and loss adjustment expenses (2)	211,499	350,997	443,329	438,201	460,437
Income (loss) from continuing operations	177,725	168,186	126,984	80,026	43,043
Net income	$177,725	$168,186	$236,425	$113,457	$72,811
Income (loss) from continuing operations per share:
Basic	$5.43	$5.10	$3.96	$2.66	$1.48
Diluted	$5.22	$4.78	$3.72	$2.52	$1.44
Net income per share:
Basic	$5.43	$5.10	$7.38	$3.77	$2.50
Diluted	$5.22	$4.78	$6.85	$3.54	$2.37
Weighted average shares outstanding:
Basic	32,750	32,960	32,044	30,049	29,164
Diluted	34,362	35,823	34,925	32,908	31,984

Balance Sheet Data (as of December 31)
Total investments (2)	$3,575,942	$3,639,395	$3,492,098	$2,614,319	$2,145,609
Total assets from continuing operations	4,280,938	4,440,808	4,342,853	3,341,600	2,743,295
Total assets	4,280,938	4,440,808	4,342,853	3,909,379	3,239,198
Reserve for losses and loss adjustment expenses (2)	2,379,468	2,559,707	2,607,148	2,224,436	1,818,636
Long-term debt (2)	34,930	164,158	179,177	167,240	151,480
Total liabilities from continuing operations	2,857,353	3,185,738	3,224,306	2,806,820	2,333,405
Total capital	$1,423,585	$1,255,070	$1,118,547	$765,046	$611,019
Total capital per share of common stock outstanding	$42.69	$38.69	$33.61	$24.59	$20.92
Common stock outstanding at end of year	33,346	32,443	33,276	31,109	29,204

(1)	Includes acquired entities since date of acquisition, only. PRA Wisconsin was acquired on August 1, 2006. NCRIC Corporation was acquired on August 3, 2005.

(2)	Excludes discontinued operations.

(3)	Includes a gain on extinguishment of debt of $4.6 million for the period ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Critical Accounting Estimates
          Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
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
          The estimation of professional liability losses is inherently difficult. Ultimate loss costs, even for claims with similar characteristics, vary significantly depending upon many factors, including but not limited to, the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for medical professional liability, the trend of health care costs. Professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision.
          In establishing our reserve for losses, management considers a variety of factors including claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends and the legal and political environment. We perform an in-depth review of our reserve for losses on a semi-annual basis. Additionally, during each reporting period we update and review the data underlying the estimation of our reserve for losses and make adjustments that we believe best reflect emerging data.
          External actuaries review our reserve for losses at least semiannually in order to provide management with an independent viewpoint and broader perspective regarding our loss experience and industry loss trends. We compile loss and exposure data from our own company experience which is analyzed by both the external actuaries and our internal actuarial staff. In establishing reserves, management considers the estimates and inputs of our internal actuarial staff as well as those of our external actuaries. Factors considered by management and the actuaries in establishing reserves include known or estimated changes in the frequency and severity of claims, loss retention levels and premium rates.

          As a result of the variety of factors that must be considered by management there is a significant risk that actual incurred losses will develop differently from these estimates. In establishing our initial reserves for a given accident year we rely significantly on the loss assumptions embedded within our pricing. Because of the historically volatile nature of professional liability losses, we establish the initial loss estimates at a level which is approximately 8 to 10% above our pricing assumptions. This difference recognizes the volatility of the professional liability loss environment and the risk in determining pricing parameters. As each accident year matures we analyze reserves in a variety of ways and use multiple actuarial methodologies in performing these analyses, including:
–	Bornhuetter-Ferguson Method

–	Paid Development Method

–	Reported Development Method

–	Average Paid Value Method

–	Average Reported Value Method

–	Backward Recursive Method
          A brief description of each method follows. The descriptions require some explanation as to how we and actuaries view our reserves. We segment our reserves by accident year, which is the year in which the claim becomes our liability. As claim payments are made, they are aggregated by accident year for analysis purposes. We also segment our reserves by reserve type: case reserves and IBNR (incurred but not reported) reserves. Case reserves are established by our claims department based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as claim department estimates regarding the amount of future losses are revised; reported loss is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent our estimate of the loss costs that will eventually be paid on all claims, less the case reserves we have established.
          Bornhuetter-Ferguson Method. We use both the Paid and the Reported Bornhuetter-Ferguson methods. The Paid method assigns partial weight to initial expected losses for each accident year (initial expected losses being the first established case and IBNR reserves for a specific accident year) and partial weight to paid to-date losses. The Reported method assigns partial weight to the initial expected losses and partial weight to current reported losses. The weights assigned to the initial expected losses decrease as the accident year matures.
          Paid Development and Reported Development Method. These methods use historical, cumulative losses (paid losses for the Paid Development Method, reported losses for the Reported Development Method) by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the claim payment environment (and case reserving environment for the Reported Development Method), and, to the extent necessary, supplemented by analyses of the development of broader industry data.
          Average Paid Value and Average Reported Value Methods. In these methods, average claim cost data (paid claim cost for the Average Paid Value Method and reported claim cost for the Reported Value Method) is developed to an ultimate average cost level by report year based on historical data. Claim counts are similarly developed to an ultimate count level. The average claim cost (after rounding and adjustment, if necessary, to accommodate report year data that is not considered to be predictive) is then multiplied by the ultimate claim counts by report year to derive ultimate loss and ALAE.
          Backward Recursive Development Method. This method is an extrapolation on the movements in case reserve adequacy in order to estimate unpaid loss costs. Historical data showing incremental changes to case reserves over progressive time periods is used to derive factors that represent the ratio of case reserve values at successive maturities. Historical claim payments data showing the additional payments in progressive time periods is used to derive factors that represent the portion of a case reserve paid in the following period. Starting from the most mature period, after which all the case reserve is paid and the case reserve is exhausted, the next prior ultimate development factor for the prior case reserve can be calculated as the case factor times the established ultimate development factor plus the paid factor. For each successive prior maturity, the ultimate development factor is calculated similarly. The result of multiplying the ultimate development factor times the case reserve is the total indicated unpaid.
          Generally, methods such as the Bornhuetter-Ferguson method are used on more recent accident years where we have less data on which to base our analysis. As time progresses and we have an increased amount of data for a given accident year we begin to give more confidence to the development and average methods as these methods typically rely more heavily on our own historical data. Each of these methods treats our assumptions differently, and thus provides a different perspective for our reserve review.
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
          We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Reserve	High End Point

80% Confidence Level	$1.611 billion	$2.111 billion	$2.685 billion
60% Confidence Level	$1.752 billion	$2.111 billion	$2.440 billion
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
          Any change in our estimate of the reserve is reflected in then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made as has been the case in 2008, 2007 and 2006.
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

          We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2008 all ceded contracts are accounted for as risk transferring contracts.
          Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms of our reinsurance agreements. Our assessment of the collectibility of the recorded amounts receivable from reinsurers considers the payment history of the reinsurer, publicly available financial and rating agency data, our interpretation of the underlying contracts and policies, and responses by reinsurers. Appropriate reserves are established for any balances we believe may not be collected.
          Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, we estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Any adjustments are reflected in then-current operations. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
Investment Valuations
          We adopted a new accounting pronouncement, Statement of Financial Accounting Standards 157, Fair Value Measurements, effective January 1, 2008. The new pronouncement revises the definition of fair value and establishes a framework for measuring fair value. The pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value. For example, a quoted market price for an actively traded security on an established trading exchange is considered the most transparent (observable) input used to establish a fair value for that security and is classified as a Level 1 in the fair value hierarchy. An investment valued using multiple broker dealer quotes is considered to be valued using observable input that is not as transparent as a quoted market price on an exchange and is classified as a Level 2. An investment valued using either a single broker dealer quote or based on a cash flow valuation model is considered to be valued based on limited observable input and a significant amount of judgment and is classified as Level 3. For further information on the adoption of the pronouncement and the fair value of our investments, see Note 2 to the Consolidated Financial Statements.
          Virtually all of our financial assets are comprised of investments recorded at fair value. Of the Company’s investments recorded at fair value totaling $3.4 billion, approximately 98% of our investments are based on observable market prices or observable market parameters (i.e. broker quotes, benchmark yield curves, issuer spreads, bids, etc.). The availability of observable market prices and pricing parameters (referred to as observable inputs) can vary from investment to investment. We utilize observable inputs, where available, to value our investments. In many cases, we obtain multiple observable inputs for an investment to derive the fair value without requiring significant judgments.
          We use a pricing service, Interactive Data Corporation (IDC), to value our investments that have an exchange traded price or multiple observable inputs. We do not utilize IDC to price investments that do not have multiple observable inputs (Level 3). IDC discloses the inputs used for each asset class that it prices. We review the inputs for the asset classes we own in order to make the appropriate level designation.
          All securities priced by IDC using an exchange traded price are designated by us as Level 1. Level 1 investments are currently limited to exchange traded common and preferred equity securities, and money market funds with quoted Net Asset Values (NAVs).

          We designate as Level 2 those securities not actively traded on an exchange for which IDC uses multiple verifiable observable inputs including last reported trade, non-binding broker quotes, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, bids, offers, and assumed prepayment speeds.
          IDC provides a single price per instrument quoted. We review the pricing for reasonableness each quarter by comparing market yields generated by the supplied price versus market yields observed in the market place. If a supplied price is deemed unreasonable, we will challenge the price with IDC and make adjustments if deemed necessary. To date, we have not adjusted any prices supplied by IDC.
          For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from IDC. Our Level 3 assets, which primarily are private placements and limited partnerships, are valued by management either using non-binding broker quotes or pricing models that utilize market based assumptions which have limited observable inputs including treasury yield levels, issuer spreads and non-binding broker quotes. The valuation techniques involve some degree of judgment. Approximately $53 million (2% of investments recorded at fair value) are valued in this manner.
          Most of our investments recorded at fair value are considered available-for-sale with a small portion classified as trading. For investments considered available-for-sale, changes in the fair value are recognized as unrealized gains and losses and are included, net of related tax effects, in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on these investments are recognized in earnings in the period the investment is sold or an other-than-temporary impairment is deemed to have occurred. Changes in the fair value of investments considered as trading are recorded in realized investment gains and losses in the current period.
          We also have other investments, primarily comprised of equity interests in private investment funds (non-public investment partnerships and limited liability companies), $44.5 million of which are accounted for using the equity method and $31.0 million of which are carried at cost. We evaluate these investments for other-than-temporary impairment by considering any declines in fair value below the recorded value. Determining whether there has been a decline in fair value involves assumptions and estimates as there are typically no observable inputs to determine the fair value of these investments.
          We evaluate all our investments on at least a quarterly basis for declines in fair value that represent other-than-temporary impairments. Some of the factors we consider in the evaluation of our investments are:
–	the extent to which the fair value of an investment is less than its recorded basis,

–	the length of time for which the fair value of the investment has been less than its recorded basis,

–	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available,

–	third party research and credit rating reports,

–	the extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer,

–	the extent to which we believe market assessments of credit risk for a specific investment or category of investments are either well founded or are speculative,

–	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure,

–	for asset-backed securities: the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan, and

–	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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
          When we judge a decline in fair value to be other-than-temporary, we reduce the basis of the investment to fair value and recognize a loss in the current period income statement for the amount of the reduction. In subsequent periods, we base any measurement of gain or loss or decline in value upon the recorded cost basis of the investment.
Deferred Policy Acquisition Costs
          Policy acquisition costs, primarily commissions, premium taxes and underwriting salaries, which are directly related to the acquisition of new and renewal premiums, are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period and any amounts estimated to be unrecoverable are charged to expense in the current period.
Deferred Taxes
          Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, unrealized investment gains (losses) and investment impairments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
Goodwill
          We make at least an annual assessment as to whether the value of our goodwill assets is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. In assessing goodwill, management estimates the fair value of the reporting unit and compares that estimate to external indictors such as market capitalization. We concluded in 2008, 2007 and 2006 that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.

ProAssurance Overview
          We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, all of which principally write medical and other professional liability insurance.
Corporate Strategy
          Our mission is to be the preferred source of professional liability protection by providing unparalleled claims defense, highly responsive customer service and innovative risk management while maintaining our commitment to long-term financial strength. According to A.M. Best’s analysis of 2007 data, we are the fifth largest medical professional liability insurance writer in the nation, and we believe we are the largest medical professional liability writer in our collective states of operation. We believe that our strong reputation in our regional markets, combined with our financial strength, strong customer service and proven ability to manage claims, should enable us, over the long-term, to profitably expand our position in select states. We have successfully acquired and integrated companies and books of business in the past and believe our financial size and strength make us an attractive acquirer. We emphasize disciplined underwriting and do not manage our business to achieve a certain level of premium growth or market share. We apply our local knowledge to individual risk selection and determine the appropriate price based on our assessment of the specific characteristics of each risk. In addition to prudent risk selection, we seek to control our underwriting results through effective claims management. We investigate each claim and have fostered a strong culture of defending claims that we believe have no merit. We manage claims at the local level, tailoring claims handling to the legal climate of each state, which we believe differentiates us from national writers.
          Through our regional underwriting and claims office structure, we are able to gain a strong understanding of local market conditions and efficiently adapt our underwriting and claims strategies to regional conditions. Our regional presence also allows us to maintain active relationships with our customers and be more responsive to their needs. We understand the importance of the professional identity and reputation of our insureds. An important part of our strategy is to emphasize the needs of our insureds throughout our operations. We attempt to further our understanding of those needs through the use of advisory boards and operational committees that ensure we understand the challenges facing our insureds and ways we may best assist them. We also believe that it is important to employ medical and legal professionals throughout our organization, especially on our senior management team. We emphasize our pledge that each insured professional will be treated fairly in all of our conduct with them and that all of our business actions will be informed by the core values that guide our organization: integrity, respect, doctor involvement, collaboration, communication and enthusiasm. We believe our strategy allows us to compete on a basis other than just price. We also believe that our presence in local markets allows us to monitor and understand changes in the liability climate and thus develop better business strategies in a timely manner.
          We have sustained our financial stability during difficult market conditions through responsible pricing and loss reserving practices and through conservative investment practices. We are committed to maintaining prudent operating and financial leverage and conservatively investing our assets. We recognize the importance that our customers and producers place on the financial strength of our principal insurance subsidiaries and we intend to manage our business to protect our financial security.
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
          Our on-going commitment to adequate rates and strong underwriting standards affects our willingness to write new business and to renew existing business in the face of this price-based competition. Improvements in loss cost trends have allowed us to reduce rates in certain markets during 2008 and to offer targeted new business and renewal retention programs in selected markets. In 2008 we launched a new branding campaign, “Treated Fairly”, which we believe will help us emphasize our fair treatment of our insureds and other important stakeholders. We are emphasizing “Treated Fairly” in all of our activities, and we believe that as we reach more customers with this message we will both improve retention and add new insureds, both of which will help offset the effects of lower rates.
          We also believe our recent acquisition of Georgia Lawyers (which will be merged into PRA Casualty) and Mid-Continent, along with our pending acquisition of PICA will add at least $100 million of premium during 2009. In addition to providing an avenue for premium growth, we believe these transactions will also broaden our business footprint and diversify our book of business.
          PICA will become part of ProAssurance in the second quarter of 2009 if its eligible policyholders approve the planned sponsored demutualization. PICA is the nation’s leading provider of professional liability insurance to doctors of podiatric medicine, with a market share of approximately 70%. PICA insures approximately 9,800 podiatric physicians in 47 states and the District of Columbia, and its PACO subsidiary provides professional liability insurance for approximately 7,000 chiropractors and writes Errors & Omissions insurance for a small, but growing, number of independent insurance agents. PICA wrote approximately $96 million in premium in 2008, has $336 million in total assets and has maintained an A.M. Best rating of “A-” (Excellent) for the past 13 years.
          PICA’s near-universal licensure will help us become a national writer of medical professional liability insurance, and its experience in markets in which we do not write could make it easier for us to expand our existing medical professional liability lines. Further, its experience in writing high volume, lower cost professional liability policies, such as those for chiropractors, will be advantageous as we expand our allied health care professional liability business.
          We expect our acquisition of Mid-Continent, which closed in January of 2009, to also broaden our market presence in the rapidly expanding professional liability market for allied health care providers such as nurse practitioners, home health care nurses, medical technicians and other similar professionals. Under almost every likely healthcare reform scenario these professionals are likely to have a greater role in the delivery of health care and we believe their need for professional liability coverages will expand as their responsibilities expand.
          Mid-Continent, which underwrote approximately $26 million in premium in 2008, also underwrites other lines of professional and general liability coverage. In 2008, Mid-Continent generated approximately $2.7 million of premium for ProAssurance. Business they underwrite, but do not place with ProAssurance, will generate commission income for us.
          Our acquisition of Georgia Lawyers was completed in February of 2009, and we believe we can use that business as a springboard for expansion in the legal professional liability market throughout the southeast. We have written legal professional liability insurance for attorneys in Indiana, Michigan and Ohio since 1995. We have publicly stated our intention to double our premiums from this line of business to $20 million, and we expect Georgia Lawyers to help us achieve that goal. Georgia Lawyers wrote approximately $5.7 million of direct written premium in 2008, and insured about 2,700 attorneys, most in small-to-medium sized practices. This increases the size of our legal professional liability book, in terms of both premium and insureds, by approximately 50%.
          We have also taken steps to broaden the distribution of our legal professional liability policies by adding business through Grayhawk General Agency, Inc. (Grayhawk) and ProLawyer Insurance, LLC (ProLawyer).
          Grayhawk, which is based in the Phoenix area, solicits business in Arizona, California, Colorado, Nevada, and Washington, and seeks to expand its business throughout the west. ProLawyer, based in Philadelphia, writes business in Delaware, the District of Columbia, Maryland, New Jersey, Pennsylvania, and Virginia, and seeks to expand in the mid-Atlantic states.
Recent Accounting Pronouncements and Guidance
          In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which will alter the accounting for our Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 will become effective for ProAssurance on January 1, 2009 and must be applied retrospectively with a cumulative effect adjustment being made as of the earliest period presented. Early adoption is not permitted. In July of 2008 we converted all of our outstanding Convertible Debentures and are currently assessing the impact that the adoption will have on our financial condition and results of operations but expect no impact on total Stockholders’ Equity.
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

Accounting Changes
          FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No 99-20, was issued in January 2009 to amend the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. EITF 99-20 specifies that an impairment is considered other-than-temporary if, based on an estimate of cash flows that a market participant would use in determining the current fair value, there has been an adverse change in those estimated cash flows. FSP EITF 99-20-1 alters this guidance by specifying that an impairment be considered other-than- temporary if it is “probable” there has been an adverse change in the holder’s estimated cash flows from those previously projected. We adopted FSP EITF 99-20-1 as of December 31, 2008 and considered the guidance provided therein in our impairment evaluations performed as of December 31, 2008. There was no material effect from adoption.
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard revises the definition of fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not establish new guidance regarding the assets and liabilities required or allowed to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted SFAS 157 on January 1, 2008. We did not recognize any cumulative effect related to the adoption of SFAS 157 and the adoption did not have a significant effect on our 2008 results of operations or financial condition.
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
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I, and in Note 16 of our Notes to the Consolidated Financial Statements for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2009. At December 31, 2008 we held cash and investments of approximately $204 million outside of our insurance subsidiaries that are available for use without regulatory approval. Cash of approximately $135 million will be used in the ProAssurance-sponsored demutualization of PICA, $15 million of which will be a surplus contribution to PICA. The transaction is expected to close in the second quarter of 2009 (see Note 10 to the Consolidated Financial Statements).

Cash Flows
          The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities provided positive cash flows of approximately $164.8 million and $244.1 million for the years ended December 31, 2008 and 2007, respectively.
          The decline in operating cash flows during 2008 as compared to 2007 is primarily attributable to:

(In millions)
Cash Flow
Increase (Decrease)
Lower premium receipts due to the decline in premiums written	$(96)
Increase in net premium payments to reinsurers, including the effect of refunds received related to prior years; greater refunds were received in 2007	(19)
Net trading securities purchases in 2008 versus net trading securities sales in 2007	(46)
Decrease in gross losses paid	38
Increase in reinsurance recoveries, including commutation receipts of $27 million	37
Other amounts not individually significant, net	7

Net decrease in operating cash flows	$(79)

          Two metrics commonly used to analyze the operating cash flows of insurance companies are the net paid-to-incurred ratio and the net paid loss ratio.

	Year Ended December 31
	2008	2007
Net paid-to-incurred ratio	157.4%	101.1%
Net paid loss ratio	72.5%	66.5%
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
          While net paid losses decreased in 2008 as compared to 2007 both the net paid loss ratio and net paid-to-incurred ratio increased. The increase in the net paid-to-incurred ratio is caused by the decline in incurred losses, the denominator of the ratio. Likewise, the increase in the net paid loss ratio is caused by the decline in earned premiums, the denominator of the ratio.

Investment Exposures
          The following table provides summarized information regarding our investments as of December 31, 2008:

	(In thousands)
		Gross	Gross	Average	% Total
	Carrying Value	Gain	Loss	Rating	Investments

Fixed Maturities:
Government
U.S. Treasury	$98,540	$2,376	$(2,477)	AAA	3%
U.S. Agency	78,628	4,616	—	AAA	2%

Total government	177,168	6,992	(2,477)	AAA	5%

State and Municipal Bonds	1,356,206	26,268	(19,492)	AA	38%

Corporate Bonds
Financial institutions	290,421	2,904	(20,013)	A	8%
Communications	55,665	710	(2,967)	BBB+	2%
Utilities	42,265	990	(862)	A	1%
Consumer cyclical	22,786	143	(2,967)	A-	1%
Consumer non-cyclical	47,276	754	(4,078)	BBB+	1%
Energy	30,448	133	(1,669)	BBB+	1%
Basic materials	26,082	132	(3,417)	BBB	1%
Industrial	45,805	354	(3,312)	A-	1%
Technology	10,696	264	(493)	A	—
Other	22,338	439	(1,074)	BBB+	1%

Total corporate bonds	593,782	6,823	(40,852)	A-	17%

Asset-backed Securities
Agency mortgage-backed securities	522,036	15,758	(36)	AAA	15%
Non-agency mortgage-backed securities	44,262	1,395	(5,231)	AA+	1%
Subprime	11,700	40	(2,528)	AA+	—
Alt A	11,397	859	(2,286)	A	—
Commercial mortgage-backed securities	170,859	—	(22,878)	AAA	5%
Credit card	40,697	—	(1,766)	AAA	1%
Automobile	24,903	—	(3,225)	AA+	1%
Other	8,558	—	(617)	AA-	—

Total asset-backed securities	834,412	18,052	(38,567)	AAA	23%

Total fixed maturities	2,961,568	58,135	(101,388)	AA	83%

Equities
Equity—common
Financial	2,365	119	(8)		—
Energy	3,634	14	—		—
Consumer non-cyclical	3,304	208	(34)		—
Technology	1,487	7	(168)		—
Industrial	1,479	198	(10)		—
All other	3,971	12	(229)		—

Total equities—common	16,240	558	(449)		—
Equity—preferreds	2,593	—	(1,077)		—

Total equities	18,833	558	(1,526)		1%

Other Investments
High yield asset-backed securities	9,487	—	(11,001)		—
Federal Home Loan Bank capital stock	5,088	—	—		—
Private fund—primarily invested in distressed stock	23,073	—	—		1%
Private fund—primarily invested in long/short equities	6,010	—	—		—
Other	1,925	—	—		—

Total other investments	45,583	—	(11,001)		1%

BOLI	63,440	—	—	AA	2%

Investment in Unconsolidated Subsidiaries
Private fund—primarily invested in high yield asset-backed securities	28,498	—	—		1%
Private fund—primarily invested in long/short equities	11,781	—	—		—
Private fund—primarily invested in equities	4,243	—	—		—

Total investment in unconsolidated subsidiaries	44,522	—	—		1%

Short Term	441,996	—	—		12%

Total Investments	$3,575,942	$58,693	$(113,915)		100%

          A complete listing of our investment holdings as of December 31, 2008, may be obtained from the “Investor Home Page—Supplemental Investor Information” section of our website.
          We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. Approximately $50 million of our investments mature or are paid down in a given quarter and are available, if needed, to meet our cash flow requirements. At our insurance subsidiaries’ level, the primary outflow of cash is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
          We held cash and short-term securities of $445.5 million at December 31, 2008 as compared to $260.1 million at December 31, 2007. The increased balance as of December 31, 2008 reflected our intent to hold additional highly liquid assets in response to the instability of credit markets as well as to meet the funding requirements for our planned acquisitions with PICA, Mid-Continent and Georgia Lawyers.
          The weighted average effective duration of our fixed maturity securities at December 31, 2008 is 4.0 years; the weighted average effective duration of our fixed maturity securities and our short-term securities combined is 3.5 years. The duration of our fixed maturity securities has shortened due to expected prepayments on mortgage-backed securities increasing.
          In September 2008, unprecedented events occurred in the financial markets which affected our investment results. Our investment portfolio was directly affected by the U.S. Treasury conservatorship of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), the declaration of bankruptcy by Lehman Brothers Holding, Inc. (Lehman), the Federal Reserve’s lending facility to American International Group, Inc. (AIG), and the ratings downgrades and subsequent FDIC facilitated sale of Washington Mutual Bank (Washington Mutual). In connection with these events, the net asset value of our investment in the Reserve Primary Fund (the Reserve Fund), a money market fund, fell below $1 per share on a market value basis due to a combination of holdings of short-term securities issued by Lehman Brothers and major shareholder redemptions. During 2008, our portfolio of asset-backed securities, particularly mortgage-backed securities, has been impacted by the dramatic deterioration of the real estate market due to a significant increase in home foreclosures and commercial delinquencies.
          We realized the following losses on our investments in 2008:

(In thousands)
2008
Net gains from sales	$1,533
Other-than-temporary impairment losses:
Corporate(1)	(25,347)
Equity(2)	(10,564)
Asset-backed securities	(9,140)
Other	(1,969)

(47,020)
Trading portfolio losses	(5,426)

Net realized investment losses	$(50,913)

(1)	Includes $19.5 million related to Lehman.

(2)	Includes $9.5 million related to Fannie Mae and Freddie Mac preferred stock.
          Due to our financial strength and capital position, these realized losses have not had and are not expected to have an impact on our ability to fund capital requirements. Furthermore, we have accumulated sufficient liquidity in the form of highly liquid assets to meet our capital needs until order is restored to the market. Our investment portfolio continues to be comprised of high quality fixed income securities with approximately 98% of our fixed maturities being either United States government agency or investment grade securities as determined by national rating agencies.

          As a result of the turmoil in the U.S. credit markets, the overall value of fixed maturity securities declined in 2008. At December 31, 2008 we continue to hold fixed maturity securities in an unrealized loss position with pretax net unrealized losses of approximately $43 million as compared to pretax net unrealized gains of $20 million as of December 31, 2007. The declines reflect the effect of increased market rates for securities not considered risk-free as well as widespread concern regarding the credit quality of mortgages and financial institutions, the future of the U.S. credit markets in general and fears that the U.S. will experience a severe economic recession. It is our belief that we will recover the recorded cost basis of the fixed maturity securities that we hold in an unrealized loss position. We consider the declines in value to be temporary because we have the intent, and, due to the duration of our overall portfolio and positive cash flows, we have the ability to hold the securities to recovery of book value or maturity.
          At December 31, 2008 we held asset-backed securities with a fair value of $834.4 million (recorded cost basis of $854.9 million). In 2008, we realized $9.1 million of losses on asset-backed securities (as reflected in the table above) primarily relating to mortgage-backed securities impacted by the deterioration of the housing market. In performing our other-than-temporary impairment assessment of mortgage-backed securities, management projects expected cash flows, making assumptions regarding expected foreclosure rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an other-than-temporary impairment is realized for the difference between the book value and fair value of the security in accordance with generally accepted accounting principles. In some cases, the impairment loss is greater than the projected loss because market values are depressed as a result of market uncertainty and an aversion to risk by market participants. If we continue to hold these securities, and our estimates of projected loss prove over time to be accurate, the economic loss that we ultimately realize will be less than the impairment loss that has been recorded. Conversely, because our judgments about future foreclosure rates, the timing of expected cash flows and the estimated value of collateral may not prove over time to be accurate, we may experience losses on asset-backed securities that we are not currently projecting.
          Mortgage-backed securities are generally categorized according to the expected credit quality of underlying mortgage loans. Generally, subprime loans are issued to borrowers with lower credit ratings while Alt-A borrowers have better credit ratings but the mortgage loan is of a type regarded as having a higher risk profile. As of December 31, 2008, we directly hold securities with a fair value of approximately $11.7 million (recorded cost basis of approximately $14.2 million and rated: 55% AAA, 32% AA, 10% A, 3% BBB or BB) and a beneficial interest in securities with a fair value of approximately $635,000 (recorded cost basis of approximately $5.3 million and average rating of B) that are supported by collateral we classify as subprime. We also have subprime exposure of approximately $4.4 million through our interests in private investments funds. We also hold securities with a fair value of approximately $11.4 million (recorded cost basis of approximately $12.8 million) that are supported by privately issued residential mortgage-backed securities we classify as Alt-A, of which approximately 23% are AAA rated, 27% are AA, 50% are A. Ratings given are as of December 31, 2008. During 2008 we evaluated our securities with subprime and Alt-A exposures and recognized other-than-temporary impairments of $5.2 million for the year ended December 31, 2008.
          Some of our investments have become less liquid than they have historically been due to the extreme market volatility and disruption experienced in 2008. While the markets for these securities have temporarily become more intermittent and less active, trades are occurring. We determine the fair value of these securities by obtaining information from IDC which includes trade data. We confirmed the reasonableness of the fair value of these securities as of December 31, 2008 by reviewing market yields of the securities. Current yields are substantially elevated and reflect those seen on similar securities of similar credit quality and collateral. In addition to those securities which have become illiquid as a result of current market disruptions, we have historically purchased certain other investments that do not have a readily available market, including private placements, limited partnerships, inverse coupon mortgage-backed securities, municipal auction rate securities and Federal Home Loan Bank (FHLB) capital stock. The net unrealized gains (losses) as of December 31, 2008 associated with securities currently considered to be illiquid are detailed in the following table.

	(In thousands)
	Values at December 31, 2008
		Net Unrealized
	Fair Value	Gains (Losses)
Fixed maturities, available for sale
Mortgage-backed securities classified as:
Inverse coupon	$24,157	$3,532
Alt-A	10,160	(2,268)
Subprime	11,700	(2,488)
Prime, privately issued	20,949	(4,232)
Prime, agency issued	536	46
Other asset-backed securities:
Timber land	791	(209)
Hotel	985	(16)
Manufactured housing	228	(65)
Other	7,342	(534)
Corporate bonds:
Privately placed	36,472	259
Municipal auction rated bonds	10,025	—
Equity, available for sale:
Privately placed	357	—

	$123,702	$(5,975)

          We believe the fair values of these securities reflect declines due to the market disruptions and are below the true economic value. The unrealized losses should reverse over the remaining lives of the securities should no further deterioration of collateral relative to our position in the securities’ capital structures be experienced.
          Financial institutions and asset-backed securities, as a whole, have been particularly affected by the market events noted above. The overall U.S. economy has also experienced a downturn which is expected to continue in 2009. The U.S. Government recently enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008 (EESA), the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporations (FDIC) Temporary Liquidity Guarantee Program. The EESA authorizes the Secretary of the U.S. Treasury to establish the Troubled Asset Relief Program (TARP) for the repurchase of up to $700 billion of mortgage-backed securities and other troubled financial instruments from financial institutions. Among other EESA provisions are tax code revisions, budget measures, guidance related to the administration of TARP, and measures intended to mitigate mortgage foreclosures. Additional government actions are expected in 2009 to stimulate the economy. It is difficult to predict how recently enacted legislation and future government actions will impact the economy, certain industry sectors and specifically the value of certain investments we hold.
          We continue to monitor our exposure to financial institutions. Our largest exposures, including both fixed maturity and equity securities, are to Bank of America ($27.3 million), Morgan Stanley ($24.3 million), and Wells Fargo ($20.9 million). Our concentration of exposure to these institutions has increased as a result of the acquisition of Merrill Lynch by Bank of America and the acquisition of Wachovia by Wells Fargo.

Losses
          The following table, known as the Reserve Development Table, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. Years prior to 2001 relate only to the reserves of ProAssurance’s predecessor, Medical Assurance. In years 2001 and thereafter the table reflects the reserves of ProAssurance, formed in 2001 in order to merge Medical Assurance and Professionals Group. PRA National reserves are included only in the year 2005 and thereafter. PRA Wisconsin reserves are included only in the year 2006 and thereafter. The table does not include the reserves of our personal lines operations, which are reflected in our financial statements as discontinued operations.
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
          The following may be helpful in understanding the Reserve Development Table:
—	The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects our reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as reported in our consolidated financial statements at the end of each year (the Balance Sheet Reserves).

—	The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

—	The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

—	The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Reserve Development
(In thousands)

				December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Reserve for losses, undiscounted and net of reinsurance recoverables	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112
Cumulative net paid, as of:
One Year Later	89,864	133,832	143,892	245,743	224,318	200,314	199,617	242,608	331,294	312,348
Two Years Later	192,716	239,872	251,855	436,729	393,378	378,036	384,050	503,271	600,500
Three Years Later	257,913	313,993	321,957	563,557	528,774	526,867	578,455	697,349
Four Years Later	308,531	358,677	367,810	656,670	635,724	680,470	728,582
Five Years Later	331,796	387,040	402,035	726,661	749,300	794,870
Six Years Later	346,623	408,079	422,005	794,786	824,761
Seven Years Later	357,148	417,362	440,676	836,485
Eight Years Later	362,978	430,779	457,761
Nine Years Later	370,260	443,854
Ten Years Later	376,569

Re-estimated Net Liability as of:
End of Year	480,741	486,279	493,457	1,009,354	1,098,941	1,298,458	1,544,981	1,896,743	2,236,385	2,232,596
One Year Later	427,095	463,779	507,275	1,026,354	1,098,891	1,289,744	1,522,000	1,860,451	2,131,400	2,047,345
Two Years Later	398,308	469,934	529,698	1,023,582	1,099,292	1,282,920	1,479,773	1,764,076	1,955,903
Three Years Later	400,333	488,416	527,085	1,032,571	1,109,692	1,259,802	1,418,802	1,615,125
Four Years Later	414,008	487,366	534,382	1,035,832	1,108,539	1,250,110	1,340,061
Five Years Later	415,381	485,719	536,875	1,045,063	1,133,343	1,230,105
Six Years Later	412,130	489,187	535,120	1,052,050	1,121,440
Seven Years Later	409,501	490,200	531,995	1,040,376
Eight Years Later	412,148	490,575	524,837
Nine Years Later	411,107	487,380
Ten Years Later	407,993

Net cumulative redundancy (deficiency)	$72,748	$(1,101)	$(31,380)	$(31,022)	$(22,499)	$68,353	$204,920	$281,618	$280,482	$185,251

Original gross liability — end of year	$660,631	$665,786	$659,659	$1,322,871	$1,494,875	$1,634,749	$1,818,635	$2,224,436	$2,607,148	$2,559,707

Less: reinsurance recoverables	(179,890)	(179,507)	(166,202)	(313,517)	(395,934)	(336,291)	(273,654)	(327,693)	(370,763)	(327,111)

Original net liability — end of year	$480,741	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596

Gross re-estimated liability — latest	$510,376	$588,879	$610,956	$1,273,667	$1,424,731	$1,544,793	$1,645,448	$1,985,749	$2,392,212	$2,393,444
Re-estimated reinsurance recoverables	(102,383)	(101,499)	(86,119)	(233,291)	(303,291)	(314,688)	(305,387)	(370,624)	(436,309)	(346,099)

Net re-estimated liability — latest	$407,993	$487,380	$524,837	$1,040,376	$1,121,440	$1,230,105	$1,340,061	$1,615,125	$1,955,903	$2,047,345

Gross cumulative redundancy (deficiency)	$150,255	$76,907	$48,703	$49,204	$70,144	$89,956	$173,187	$238,687	$214,936	$166,263

          In each year reflected in the table, we have estimated our reserve for losses utilizing the actuarial methodologies discussed in critical accounting estimates. These techniques are applied to the data in a consistent manner and the resulting projections are evaluated by management to establish the estimate of the reserve.
          Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve medical professional liability claims and include the following:
–	Prior to the mid to late 1990’s our business was largely based in Alabama. When we began to expand geographically, we utilized industry based data as well as our own data to support our actuarial projection process. Our own claims experience proved to be better than the projected experience, but again, this was not known for some time after the reserves were established. Ultimately, as actual results proved better than that suggested by historical trends and industry claims data, redundancies developed and were recognized.

–	The medical professional liability legal environment deteriorated in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As a result, favorable development of prior year reserves slowed in 2000 and reversed in 2001 and 2002. We addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

–	During 2006, 2007 and 2008 we have recognized favorable development related to our previously established reserves primarily for accident years 2002 through 2006 because we have reduced our estimates of claims severity related to those years. Based on recent internal and industry claims data, we believe claims severity (i.e., the average size of a claim) is increasing at a rate slower than we estimated when our reserves for those years were established.
          Activity in our net reserve for losses during 2008, 2007 and 2006 is summarized below:

	In thousands
	Year Ended December 31
	2008	2007	2006

Balance, beginning of year	$2,559,707	$2,607,148	$2,224,436
Less receivable from reinsurers	327,111	370,763	327,693

Net balance, beginning of year	2,232,596	2,236,385	1,896,743

Reserves acquired from acquisitions, net of receivable from reinsurers of $57.2 million in 2006	—	—	171,246

Incurred related to:
Current year	396,750	455,982	479,621
Prior years	(185,251)	(104,985)	(36,292)

Total incurred	211,499	350,997	443,329

Paid related to:
Current year	(20,635)	(23,492)	(32,325)
Prior years	(312,348)	(331,294)	(242,608)

Total paid	(332,983)	(354,786)	(274,933)

Net balance, end of year	2,111,112	2,232,596	2,236,385
Plus receivable from reinsurers	268,356	327,111	370,763

Balance, end of year	$2,379,468	$2,559,707	$2,607,148

          At December 31, 2008 our gross reserve for losses included case reserves of approximately $1.078 billion and IBNR reserves of approximately $1.301 billion. Our consolidated reserve for losses on a GAAP basis exceeds the combined reserves of our insurance subsidiaries on a statutory basis by approximately $43.4 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability, or retirement of an insured.

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
          Our reinsurance treaties are renegotiated annually. There was no significant change in the cost or structure of the treaties renewed on October 1, 2008.
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
          We have not experienced significant collection difficulties due to the financial condition of any reinsurer; however, periodically, reinsurers may dispute our claim for reimbursement from them. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be significant to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
          At December 31, 2008 our receivable from reinsurers on unpaid losses is $268.4 million and our receivable from reinsurers on paid losses is $17.8 million. The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2008:

		In thousands
	A.M. Best	Net Amounts Due
Reinsurer	Company Rating	From Reinsurer
General Reinsurance Corporation	A++	$24,557
Hannover Rueckversicherung AG	A	$21,433
Transatlantic Reinsurance Company	A	$18,744
AXA Reassurances SA	NR-4	$11,846
Lloyd’s Syndicate No. 2791	A	$10,409

Debt
          Our long-term debt as of December 31, 2008 is comprised of the following:

	(In thousands, except %)
			First
		December 31	Redemption
	Rate	2008	Date

Trust Preferred Securities/Debentures Due 2034	6.0% (LIBOR plus 3.85%, adjusted quarterly)	$22,992	May 2009
Surplus Notes due 2034	7.7%, until May 2009, adjusted quarterly to LIBOR plus 3.85% afterwards	11,938	May 2009*

		$34,930

* Subject to approval by the Wisconsin Commissioner of Insurance
          A detailed description of our debt is provided in Note 11 to the Consolidated Financial Statements.
          As discussed in Note 11, we completed the conversion of all our outstanding Convertible Debentures (aggregate principal of $107.6 million) in July 2008. Approximately 2,572,000 shares of our common stock were issued in the transaction (conversion rate was 23.9037 shares per $1,000 debenture). Of the common shares issued, approximately 2,120,000 were reissued Treasury Shares and 450,000 were newly issued shares. The transaction resulted in a $112.5 million net increase to Stockholders’ Equity in the third quarter of 2008. No gain or loss was recorded related to the conversion. Book value increased approximately $0.28 per share from the conversion.
          As discussed in Note 11, in mid-December 2008 we extinguished approximately $23 million of our Trust Preferred Securities/Debentures due in 2034 (the TPS/TPS Debentures) for approximately $18.4 million, and recognized a gain on the extinguishment of $4.6 million.
Off Balance Sheet Arrangements/Guarantees
          As discussed in Note 11 to the Consolidated Financial Statements, our TPS Debentures are held by, and are the sole assets of two related business trusts (the Trusts). The Trusts purchased the TPS Debentures with proceeds from related trust preferred stock issued and sold by each trust. The terms and maturities of the TPS Debentures mirror those of the related TPS. The Trusts will use the debenture interest and principal payments we pay into each trust to meet their TPS obligations. In December 2008, ProAssurance reacquired TPS having a face value of $23 million. When the TPS were reacquired, ProAssurance became the primary beneficiary of one of the trusts (Trust-1) and consequently, following the guidance of FASB Interpretation No. 46R “Variable Interest Entities” (FIN 46R), we have consolidated Trust-1 as of December 31, 2008. The remaining trust (Trust-2) was not consolidated because we are not the primary beneficiary of Trust-2.
          ProAssurance has issued guarantees that amounts paid to the Trusts related to the TPS Subordinated Debentures will subsequently be remitted to the holders of the related TPS.
Contractual Obligations
          A schedule of our non-cancelable contractual obligations at December 31, 2008 follows:

	Payments due by period
	In thousands
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Loss and loss adjustment expenses	$2,379,468	$519,943	$811,964	$535,700	$511,861
Interest on long-term debt	52,978	2,160	4,225	4,225	42,368
Long-term debt obligations	34,930	—	—	—	34,930
Operating lease obligations	8,269	1,980	2,729	1,284	2,276

Total	$2,475,645	$524,083	$818,918	$541,209	$591,435

          For the purposes of this table, all long-term debt is assumed to be settled at its contractual maturity and interest on variable rate long-term debt is calculated using interest rates in effect at December 31, 2008. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.
          Each of our debt instruments allows for repayment before maturity, at our option, on or after certain dates. For more information on our debt see Note 11 to the Consolidated Financial Statements.
Treasury Stock
          The Board of Directors of ProAssurance authorized $150 million in April 2007, of which $80.3 million was available for use at January 1, 2008, and $100 million in August 2008 for the repurchase of common shares or the retirement of outstanding debt. During the year ended December 31, 2008, we repurchased approximately 1.8 million of our common shares having a total cost of $87.6 million and reacquired debt for $18.4 million. As of December 31, 2008, the repurchase authorization remaining available for use is approximately $74.4 million.
Litigation
          We are involved in various legal actions arising primarily from claims against us related to insurance policies and claims handling, including, but not limited to, claims asserted by our policyholders. Legal actions are generally divided into two categories: (1) those dealing with claims and claim-related activities which we consider in our evaluation of our reserve for losses, and (2) those falling outside of these areas which we evaluate and account for as a part of our other liabilities.
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
          For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC in 2005, we assumed the risk of loss for a judgment entered against PRA National on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment). The judgment was appealed to the District of Columbia Court of Appeals, which affirmed the judgment in October 2008 and denied PRA National’s petition for rehearing in January 2009. We included a liability of $19.5 million related to the judgment and post-trial interest as a component of the fair value of assets acquired and liabilities assumed in the allocation of the PRA National purchase price in 2005, and have continued to accrue additional post-trial interest. The judgment plus post-trial interest is expected to be paid in the second quarter of 2009.
          There are risks, as outlined in our Risk Factors in Part 1, that any of these actions could cost us more than our estimates. In particular, we or our insureds may receive adverse verdicts; post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds; and we may become a party to bad faith litigation over the resolution of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on our results of operations in the period in which any such action is resolved.

Overview of Results—Years Ended December 31, 2008 and 2007
          Net income totals $177.7 million for the year ended December 31, 2008 as compared to $168.2 million for the year ended December 31, 2007. Net income per diluted share is $5.22 and $4.78 for the years ended December 31, 2008 and 2007, respectively. The increase in diluted earnings per share is attributable both to the increase in net income and a decrease in diluted weighted average shares outstanding.
          Results from the years ended December 31, 2008 and 2007, respectively, compare as follows:
Revenues
          Net premiums earned have declined in 2008 by approximately $74.2 million (14%). The decline reflects rate reductions implemented to reflect favorable loss trends and the effects of a highly competitive market place.
          Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, has declined in 2008 by $22.6 million (13%). The decline primarily reflects lower interest rates on short-term funds during 2008 and unfavorable conditions in the credit markets.
          Net realized investment losses during 2008 are almost $51 million as compared to net realized investment losses of $5.9 million in 2007, primarily due to other-than-temporary impairments of $47.0 million in 2008. The 2008 impairments are primarily related to our investments in the preferred stock of Fannie Mae and Freddie Mac, and debt securities issued by Lehman Brothers.
          Revenues for 2008 include a $4.6 million gain related to the extinguishment of $23 million of our Trust Preferred Debentures.
Expenses
          Net losses have decreased in 2008 as compared to 2007 by $139.5 million due to a decline in insured risks and favorable prior year loss development in 2008 of $185.3 million versus $105.0 million in 2007.
          Underwriting, acquisition and insurance expenses have declined by approximately $6.4 million, principally due to the decline in policy acquisition costs.
          Interest expense has declined by $5.1 million primarily because of lower average outstanding debt during 2008.
Ratios
          Our net loss ratio has decreased in 2008 by 19.7 points due to the increased amount of favorable net loss development as discussed above. Our expense ratio has increased by 1.9 points primarily due to the decline in premium. Our operating ratio is lower by 20.2 points. Return on equity is 13.3% for 2008 as compared to 14.2% for 2007.

Results of Operations—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
          Selected consolidated financial data for each period is summarized in the table below.

	($ in thousands, except share data)
	Year Ended December 31
	2008	2007	Change

Revenues:

Gross premiums written	$471,482	$549,074	$(77,592)

Net premiums written	$429,007	$506,397	$(77,390)

Premiums earned	$503,579	$585,310	$(81,731)
Premiums ceded	(44,301)	(51,797)	7,496

Net premiums earned	459,278	533,513	(74,235)
Net investment income	158,384	171,308	(12,924)
Equity in earnings (loss) of unconsolidated subsidiaries	(7,997)	1,630	(9,627)
Net realized investment gains (losses)	(50,913)	(5,939)	(44,974)
Gain on extinguishment of debt	4,571	—	4,571
Other income	3,839	5,556	(1,717)

Total revenues	567,162	706,068	(138,906)

Expenses:
Losses and loss adjustment expenses	267,412	438,527	(171,115)
Reinsurance recoveries	(55,913)	(87,530)	31,617

Net losses and loss adjustment expenses	211,499	350,997	(139,498)
Underwriting, acquisition and insurance expenses	100,385	106,751	(6,366)
Interest expense	6,892	11,981	(5,089)

Total expenses	318,776	469,729	(150,953)

Income before income taxes(1)	248,386	236,339	12,047

Income taxes	70,661	68,153	2,508

Net income(1)	$177,725	$168,186	$9,539

Earnings per share:(1)
Basic	$5.43	$5.10	$0.33

Diluted	$5.22	$4.78	$0.44

Net loss ratio	46.1%	65.8%	(19.7)
Underwriting expense ratio	21.9%	20.0%	1.9

Combined ratio	68.0%	85.8%	(17.8)

Operating ratio	33.5%	53.7%	(20.2)

Return on equity	13.3%	14.2%	(0.9)

(1)	No discontinued operations during 2008 or 2007

Premiums

	($ in thousands)
	Year Ended December 31
	2008	2007	Change

Gross premiums written	$471,482	$549,074	$(77,592)	(14.1%)

Premiums earned	$503,579	$585,310	$(81,731)	(14.0%)
Premiums ceded	(44,301)	(51,797)	7,496	(14.5%)

Net premiums earned	$459,278	$533,513	$(74,235)	(13.9%)

Gross Premiums Written
          Gross premiums written declined 14.1% during 2008 as compared to 2007, reflecting the effects of lower premium rates and a very competitive insurance market. The change in premiums is driven by three primary factors, our ability and desire to retain expiring business, the change in premium rates we charge on the business we do renew, which can also be affected by the coverage an insured chooses to purchase, and the production of new business.
          During 2008 our retention rate remained above 85% which is consistent with prior years. The professional liability market place remains extremely competitive and many of our competitors have been aggressive, particularly in pricing their products to retain their existing business as well as in seeking new business.
          The decline in premiums during 2008 also reflects the fact that overall, we are charging our insureds less given the favorable trends that have been emerging in losses. During 2007 and 2008 we have recognized improving loss trends in our rate making analysis, and have lowered the rates we charge our insureds where indicated. As policies take effect at these lower rates our premiums written have declined. For our physician business, which is discussed in more detail below, our charged rates on renewed business reflect an average decrease of 6% for 2008. Charged rates include the effects of filed rates, surcharges and discounts.
          Finally, the acquisition of new business continues to be challenging. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, while still generating fair returns for our stockholders.
          Physician premiums represent 83% and 84% of gross premiums written during 2008 and 2007, respectively. Amounts written in 2008 have declined as compared to 2007, as shown below.

	($ in thousands)
	Year Ended December 31
	2008	2007	Change

Physician Premiums*	$389,492	$459,609	$(70,117)	(15.3%)

*	Exclusive of tail premiums as discussed below
          Our overall retention rate is approximately 88% for the year ended December 31, 2008, as compared to 86% for the year ended December 31, 2007. The retention rate is driven by several factors. Our underwriting evaluation may cause us to non-renew an insured. An insured may leave the practice of medicine through death, disability or retirement and, finally, we may lose business due to pricing or other issues, to our competitors or to self-insurance mechanisms.
          Premiums written for non-physician coverages represent 12% and 11% of our total gross premiums written for years ended December 31, 2008 and 2007, respectively.

	($ in thousands)
	Year Ended December 31
	2008	2007	Change

Non-physician Premiums*
Hospital and facility	$31,229	$34,237	$(3,008)	(8.8%)
Other non-physician	27,241	28,791	(1,550)	(5.4%)

	$58,470	$63,028	$(4,558)	(7.2%)

*	Exclusive of tail premiums as discussed below
          Hospital and facility coverages are the most significant component of non-physician premiums and represent 7% and 6% of our total gross premiums written for the years ended December 31, 2008 and 2007, respectively. Other non-physician coverages consist primarily of professional liability coverages provided to lawyers and to other health care professionals such as dentists and allied health professionals. We are seeing the same competitive pressures in these areas as we are seeing in our physician business.
          We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period. Tail premiums totaled approximately $23.5 million and $26.4 million (5% gross written premiums for both comparative periods) for the years ended December 31, 2008 and 2007, respectively, representing a decrease of $2.9 million. Many of our competitors are offering prior acts coverage to induce insureds to change insurance carriers. The availability of prior acts coverage negates the need for a non-renewing insured to purchase a tail policy.
Premiums Earned

	($ in thousands)
	Year Ended December 31
	2008	2007	Change

Premiums earned	$503,579	$585,310	$(81,731)	(14.0%)
          Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
          Exclusive of the effect of tail premiums, the decline in premiums earned for the year ended December 31, 2008 as compared to the same period in 2007 reflects declines in gross premiums written during 2007 and 2008. Also, premiums earned in 2007 include $10.1 million that originated from unearned premiums acquired in the merger with PRA Wisconsin.
          During the twelve months preceding December 31, 2008, our written premiums have declined as compared to written premiums for the twelve months preceding December 31, 2007. Consequently, 2009 earned premiums are expected to continue to be lower than 2008 earned premiums.
Premiums Ceded

	($ in thousands)
	Year Ended December 31
	2008	2007	Change

Premiums ceded	$44,301	$51,797	$(7,496)	(14.5%)
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
          Exclusive of amounts included in the following table, our reinsurance expense ratio (premiums ceded as a percentage of premiums earned) averages 9.0% in both 2008 and 2007.
          Premiums ceded in both 2008 and 2007 include amounts related to commutations and amounts resulting from changes to our estimates of reinsurance premiums incurred for prior accident years, as follows.

	(In millions)
	Year Ended December 31
	2008	2007

Premiums ceded, before commutations and estimate changes	$45.5	$52.4
Effect of commutations	—	(3.3)
Estimate changes, prior accident years	(1.2)	2.7

Premiums ceded, adjusted	$44.3	$51.8

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

	($ in thousands)
	Year Ended December 31
	2008	2007	Change

Net investment income	$158,384	$171,308	$(12,924)	(7.5%)
          Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes income from our short-term, trading portfolio and cash equivalent investments, dividend income from equity securities, earnings from other investments and increases in the cash surrender value of business owned executive life insurance contracts. Investment fees and expenses are deducted from investment income.
          Net investment income by investment category is as follows:

	(In thousands)
	Year Ended December 31
	2008	2007	Change

Fixed maturities	$150,085	$149,494	$591
Equities	1,231	377	854
Short-term investments	6,891	14,713	(7,822)
Other invested assets	2,801	9,228	(6,427)
Business owned life insurance	1,932	1,889	43
Investment expenses	(4,556)	(4,393)	(163)

Net investment income	$158,384	$171,308	$(12,924)

Fixed Maturities. The increase in income from our investment in fixed maturities primarily reflects some improvement in yields, which are more pronounced on a tax equivalent basis because we shifted funds into state and municipal bonds as 2008 progressed. Although bond yields increased in 2008, we did not increase our fixed maturity holdings significantly due to unstable market conditions. Average yields for our available-for-sale fixed maturity securities during 2008 and 2007 are as follows:

	Year Ended December 31
	2008	2007

Average income yield	4.8%	4.7%
Average tax equivalent income yield	5.6%	5.4%
Short-term Investments. The decrease in earnings from short-term investments reflects a decline in market interest rates (an average of 350 basis points) in 2008 as compared to 2007.
Other Invested Assets. The decline in income from other invested assets reflects a $5.8 million reduction in distributions from our investment in a private fund accounted for on a cost basis, as a result of turmoil in the debt markets. Because we recognize income related to these funds as it is distributed to us, our income from these holdings can vary significantly from period to period.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	(In thousands)
	Year Ended December 31
	2008	2007	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$(7,997)	$1,630	$(9,627)
          Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests in three private funds accounted for on the equity method. The funds primarily hold trading portfolios, and changes in the fair value of securities held by the fund are included in current earnings of the fund. The performance of two funds reflects the decline and volatility of equity and credit markets, and we experienced negative returns from our interest in these funds during 2008. The third fund is an early phase private equity fund of funds that is still incurring the costs associated with its startup phase.

Net Realized Investment Gains (Losses)
          The components of net realized investment gains (losses) are shown in the following table.

	(In thousands)
	Year Ended December 31
	2008	2007

Net gains (losses) from sales	$1,533	$1,801
Other-than-temporary impairment (losses):
Corporate(1)	(25,347)	(185)
Equity(2)	(10,564)	–
Asset-backed securities	(9,140)	(6,460)
Other	(1,969)	(1,108)

	(47,020)	(7,753)
Trading portfolio gains (losses)	(5,426)	13

Net realized investment gains (losses)	$(50,913)	$(5,939)

(1)	Includes $19.5 million related to Lehman.

(2)	Includes $9.5 million related to Fannie Mae and Freddie Mac preferred stock.
          During 2008 we recognized other-than-temporary impairment losses of $857,000 during the first quarter, $5.5 million during the second quarter, $29.9 million during the third quarter, and $10.9 million during the fourth quarter.
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
          The following table summarizes calendar year net losses and net loss ratios for the years ended December 31, 2008 and 2007 by separating losses between the current accident year and all prior accident years.

	(In millions)
	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
	2008	2007	Change	2008	2007	Change

Current accident year	$396.8	$456.0	$(59.2)	86.4%	85.5%	0.9
Prior accident years	(185.3)	(105.0)	(80.3)	(40.3%)	(19.7%)	(20.6)

Calendar year	$211.5	$351.0	$(139.5)	46.1%	65.8%	(19.7)

*	Net losses as specified divided by net premiums earned.
          Our current accident year loss ratio increased in 2008, as compared to 2007. The increase in our 2008 current accident year ratio primarily reflects an increase to our reserve for the death, disability and retirement provision (DDR) in our claims-made policies.
          During 2008, we recognized favorable loss development of $185.3 million, on a net basis, related to reserves established in prior years. Principally this is due to favorable net loss development for the 2004 to 2006 accident years within our retained layers of coverage ($1 million and below), but also includes favorable development of $3.7 million due to the commutation of prior year reinsurance agreements during 2008. The 2004-2006 favorable development is based upon observation of actual claims data which indicates that claims severity is below our initial expectations. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable net loss development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2004-2006, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity.
          During 2007 we recognized favorable net loss development of $105.0 million, related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2003 through 2005 accident years.
          Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
Underwriting, Acquisition and Insurance Expenses

($ in thousands)
Underwriting, Acquisition and Insurance Expenses				Underwriting Expense Ratio
Year Ended December 31				Year Ended December 31
2008	2007	Change		2008	2007	Change

$100,385	$106,751	$(6,366)	(6.0%)	21.9%	20.0%	1.9
          The increase in the underwriting expense ratio (expense ratio) is primarily the result of the decline in net premiums earned. The fixed costs associated with our insurance operations were only modestly higher, while underwriting and acquisition expenses declined due to the decrease in net earned premium.
          Underwriting, acquisition and insurance expenses include share-based compensation expense of approximately $7.8 million and $8.3 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense for 2007 reflects a one-time expense of $1.8 million related to options awarded to our CEO upon his hiring. Awards to retirement eligible employees are fully expensed when granted and were approximately $680,000 and $1.2 million for the years ended December 31, 2008 and 2007.
          Guaranty fund assessments, in general, are recorded when they are declared by state regulatory authorities. Periodically we receive refunds of previous assessments. Additionally, certain states permit us to recoup previous guaranty fund assessments through surcharges to our insureds. In 2008 refunds/recoupments exceeded assessments and reduced underwriting expense by $1.3 million. In 2007 net guaranty fund assessments increased underwriting expense by approximately $550,000. The amounts recouped through surcharges collected from our insureds approximated $1.1 million for 2008 and $706,000 for 2007. During both 2008 and 2007, the amounts recouped primarily relate to assessment previously paid to the Florida Insurance Guaranty Association, Inc. We estimate that recoupments in 2009 will approximate $824,000; we are unable to estimate assessments that might be declared in 2009.

Interest Expense
          Interest expense decreased in 2008 as compared to 2007 primarily because our average outstanding debt declined from $179 million in 2007 to $110 million in 2008 (see Note 11 for details of debt redemption and conversion). A decline in the average interest rate for our TPS/TPS Debentures of approximately 200 basis points also reduced interest expense (rates adjust quarterly based on three-month LIBOR).
          Interest expense by debt obligation is provided in the following table:

	(In thousands)
	Year Ended December 31
	2008	2007	Change

Convertible Debentures	$2,283	$4,565	$(2,282)
2032 Subordinated Debentures	—	1,639	(1,639)
TPS/TPS Debentures	3,463	4,625	(1,162)
Surplus Notes	1,138	1,138	—
Other	8	14	(6)

	$6,892	$11,981	$(5,089)

Taxes
          Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. During 2009 our tax-exempt income grew at a faster rate than did our taxable income which decreased our overall effective tax rate. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Year Ended December 31
	2008	2007

Statutory rate	35.0%	35.0%
Tax-exempt income	(7.0%)	(6.7%)
Other	0.4%	0.5%

Effective tax rate	28.4%	28.8%

          We did not recognize any valuation allowance related to our deferred tax assets in 2008. We expect to be able to realize the full benefit of deferred tax assets associated with impairment losses because capital gains were recognized during the statutory carryback period that are sufficient to absorb the impairment losses.

Effect of Acquisition (2007–2006)
          We acquired PRA Wisconsin effective August 1, 2006. Operating results for the year ended December 31, 2007 include PRA Wisconsin results for the entire period. Our results for the year ended December 31, 2006 include PRA Wisconsin results only for the five-month period subsequent to the date of acquisition.
          In certain of the tables and discussions that follow, we have segregated and separately identified the results that are directly attributable to PRA Wisconsin.
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

	($ in thousands, except share data)
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

	($ in thousands)
	Year Ended December 31
	2007	2006	Change

Gross premiums written	$549,074	$578,983	$(29,909)	(5%)

Premiums earned	$585,310	$627,166	$(41,856)	(7%)
Premiums ceded	(51,797)	(44,099)	(7,698)	17%

Net premiums earned	$533,513	$583,067	$(49,554)	(8%)

Gross Written Premiums
          Premiums written declined during 2007 as compared to 2006 due to the effects of increased competition and rate reductions. Additional premiums from the acquisition of PRA Wisconsin partially offset the reduction in premium in our existing book of business (The operations of PRA Wisconsin are included for twelve months in 2007 versus five months in 2006.) In periods of market softening, our strategy is to maintain our underwriting and pricing discipline and grow primarily through selective acquisitions.
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

	($ in thousands)
	Year Ended December 31
	2007	2006	Change

Physician Premiums*
PRA pre-acquisition business	$403,384	$473,038	$(69,654)	(15%)
PRA Wisconsin acquisition	56,225	17,538	38,687	n/a

	$459,609	$490,576	$(30,967)	(6%)

*	Exclusive of tail premiums as discussed below
          Our overall retention rate (exclusive of PRA Wisconsin and excess and surplus lines business) based on the number of physician risks that renew with us is approximately 86% for the year ended December 31, 2007, as compared to 84% for the year ended December 31, 2006. Our charged rates for physicians that renewed during 2007 reflect a decrease of approximately 2.3%. Charged rates include the effects of filed rates, surcharges and discounts.

          Premiums written for non-physician coverages represent 11% and 10% of our total gross written premiums for the years ended December 31, 2007 and 2006, respectively, and include premiums attributable to the PRA Wisconsin acquisition as follows:

	($ in thousands)
	Year Ended December 31
	2007	2006	Change

Non-physician Premiums*
Hospital and facility:
PRA pre-acquisition business	$23,674	$29,426	$(5,752)	(20%)
PRA Wisconsin acquisition	10,563	4,068	6,495	n/a

	34,237	33,494	743	2%

Other non-physician:
PRA pre-acquisition business	25,825	24,775	1,050	4%
PRA Wisconsin acquisition	2,966	1,445	1,521	n/a

	28,791	26,220	2,571	10%

	$63,028	$59,714	$3,314	6%

*	Exclusive of tail premiums as discussed below
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
Premiums Earned

	($ in thousands)
	Year Ended December 31
	2007	2006	Change

Premiums Earned
PRA pre-acquisition business	$506,529	$592,975	$(86,446)	(15%)
PRA Wisconsin acquisition	78,781	34,191	44,590	n/a

	$585,310	$627,166	$(41,856)	(7%)

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
          In the twelve months that follow the acquisition of an insurance subsidiary, our premiums earned include premiums related to the subsidiary’s unexpired policies on the date of acquisition (unearned premium). Such premiums are earned over the remaining term of the associated policy. In 2007, earned premium includes approximately $10.1 million related to the unexpired policies acquired in the PRA Wisconsin transaction. In 2006, earned premium includes approximately $38.3 million related to unexpired policies acquired in the PRA Wisconsin and PRA National transactions.

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
          The following table shows the effect of the above amounts on our premiums ceded for 2007 and 2006.

	(In millions)
	Year Ended December 31
	2007	2006

Premiums ceded, before commutations and estimate changes	$52.4	$57.3
Effect of commutations	(3.3)	(2.7)
Estimate changes, prior accident years	2.7	(10.5)

Premiums ceded, as adjusted	$51.8	$44.1

          Exclusive of the amounts in the preceding paragraphs, our reinsurance expense ratio (ceded premiums as a percentage of premiums earned) is 9.0% for the year ended December 31, 2007, as compared to 9.1% for the same period in 2006.

Net Investment Income, Net Realized Investment Gains (Losses); Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Net Investment Income

	($ in thousands)
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

	(In thousands)
	Year Ended December 31
	2007	2006

Fixed maturities	$149,494	$130,335
Equities	377	414
Short-term investments	14,713	15,567
Other invested assets	9,228	2,970
Business owned life insurance	1,889	2,285
Investment expenses	(4,393)	(4,121)

Net investment income	$171,308	$147,450

          The 2007 increase in net investment income from fixed maturities reflects both higher average invested funds and improved yields. The positive cash flows from our insurance operations and the PRA Wisconsin merger significantly increased average invested funds during 2007 as compared to 2006. Market interest rates of the past several years allowed us to consistently invest new and matured funds at rates that exceed the average held in our portfolio. Average yields for our available-for-sale fixed maturity securities during 2007 and 2006 are as follows:

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

	(In thousands)
	Year Ended December 31
	2007	2006	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$1,630	$2,339	$(709)	(30%)
Net Realized Investment Gains (Losses)
          The components of net realized investment gains (losses) are shown in the following table.

	(In thousands)
	Year Ended December 31
	2007	2006

Net gains (losses) from sales	$1,801	$1,717
Other-than-temporary impairment losses	(7,753)	(3,037)
Trading portfolio gains (losses)	13	121

Net realized investment gains (losses)	$(5,939)	$(1,199)

          During 2007 we recognized other-than-temporary impairment losses of $6.5 million related to asset-backed bonds (particularly those with subprime loan exposures). We also recognized impairments of approximately $1.1 million related to a passive investment that we hold in a non-public investment pool and impairments of $185,000 related to corporate bonds that have suffered a significant decline in value.

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

	(In millions)
	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
	2007	2006	Change	2007	2006	Change

Current accident year	$456.0	$479.6	$(23.6)	85.5%	82.3%	3.2
Prior accident years	(105.0)	(36.3)	(68.7)	(19.7%)	(6.3%)	(13.4)

Calendar year	$351.0	$443.3	$(92.3)	65.8%	76.0%	(10.2)

*	Net losses as specified divided by net premiums earned.
          Our current accident year loss ratio has increased in 2007 as compared to 2006 for several reasons. We have booked higher initial loss ratios in the states in which PRA Wisconsin operates as we wait for the impact of our post acquisition rate filings in those states to take effect. The 2007 ratio is also impacted by an increase in our estimates for losses in excess of policy limits as compared to the prior year and an increase in the reserve for the death, disability and retirement provision (DDR) in our claims-made policies.
          PRA Wisconsin accounted for approximately $65.6 million and $34.3 million of our calendar year net losses for the years ended December 31, 2007 and 2006, respectively. PRA Wisconsin is included in our results for all 12 months of our 2007 fiscal year as compared to only 5 months during 2006.
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

          During the year ended December 31, 2006 we recognized net favorable development of $36.3 million related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2002, 2003 and 2004 accident years. In 2006, we also recognized a $12.4 million decrease to gross losses which was offset by a corresponding decrease to the recoverable from our reinsurer.
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
          The increase in the underwriting expense ratio is primarily due to the effect of lower premium volume in 2007. The PRA Wisconsin acquisition has little effect on the underwriting expense ratio.
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

Interest Expense
          Approximately $670,000 of the 2007 increase in interest expense is related to long term debt ($11.6 million) assumed in the PRA Wisconsin merger. Interest expense also increased because our Subordinated Debentures carry variable rates based on LIBOR and the average LIBOR reset rate for our debt increased an average of approximately half a percentage point in 2007 as compared to 2006. Interest expense by debt obligation is provided in the following table:

	(In thousands)
	Year Ended December 31
	2007	2006	Change

Convertible Debentures	$4,565	$4,565	$—
2032 Subordinated Debentures	1,639	1,535	104
TPS/TPS Debentures	4,625	4,483	142
Surplus Notes	1,138	471	667
Other	14	19	(5)

	$11,981	$11,073	$908

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
          The following table summarizes estimated changes in the fair value of our available-for-sale and trading fixed maturity securities for specific hypothetical changes in interest rates as of December 31, 2008.

	(In millions, except duration)
	December 31, 2008			December 31, 2007
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$2,712	$(250)	4.20	$2,953	4.62
100 basis point rise	$2,835	$(127)	4.18	$3,095	4.52
Current rate *	$2,962	$—	3.98	$3,237	4.13
100 basis point decline	$3,069	$107	3.19	$3,366	3.67
200 basis point decline	$3,137	$175	2.44	$3,486	3.48

* Current rates are as of December 31, 2008 and December 31, 2007.
          At December 31, 2008, the fair value of our investment in preferred stocks was $2.6 million, including net unrealized losses of $1.1 million. Preferred stocks traditionally have been primarily subject to interest rate risk because they bear a fixed rate of return, but may also be subject to credit and equity price risk. The investments in the above table do not include preferred stocks.
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
          ProAssurance’s cash and short-term investment portfolio at December 31, 2008 was on a cost basis which approximated its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
          As of December 31, 2008, 97.7% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), (e.g. Moody’s, Standard & Poor’s and Fitch). We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

          We hold $1.36 billion of municipal bonds, approximately $860 million (63%) of which are insured. Although these bonds may have enhanced credit ratings as a result of guarantees by a monoline insurer, we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of December 31, 2008, our municipal bonds have a weighted average rating of AA, even when the benefits of insurance protection are excluded. Even though a number of the monoline insurers have had their ratings downgraded, our municipal bonds continue to be investment grade quality.
Equity Price Risk
          At December 31, 2008 the fair value of our investment in common stocks was $16.2 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.98. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.8% to $17.8 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.8% in the fair value of these securities to $14.7 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 82. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 18 to the Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 and that there was no change in the Company’s internal controls during the fiscal quarter then ended that has materially effected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2008 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION.
          None

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ProAssurance Corporation
          We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
          In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2008, of ProAssurance Corporation and subsidiaries and our report dated February 24, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
February 24, 2009

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 32 and 33) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
          The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2009 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2009.
ITEM 11. EXECUTIVE COMPENSATION.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2009 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2009 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2009 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2009 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 11, 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Independent Auditors

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Changes in Capital – years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Income – years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flow – years ended December 31, 2008, 2007 and 2006

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

SIGNATURES
          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 24th day of February 2009.

PROASSURANCE CORPORATION
By:	/s/W. Stancil Starnes
W. Stancil Starnes

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/W. Stancil Starnes W. Stancil Starnes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2009

/s/Edward L. Rand, Jr. Edward L. Rand, Jr.	Chief Financial Officer	February 24, 2009

/s/Victor T. Adamo Victor T. Adamo	Director	February 24, 2009

/s/Lucian F. Bloodworth Lucian F. Bloodworth	Director	February 24, 2009

/s/Robert E. Flowers, M.D. Robert E. Flowers, M.D.	Director	February 24, 2009

/s/William J. Listwan, M.D. William J. Listwan, M.D.	Director	February 24, 2009

/s/John J. McMahon, Jr. John J. McMahon, Jr.	Director	February 24, 2009

/s/Drayton Nabers, Jr. Drayton Nabers, Jr.	Director	February 24, 2009

/s/John P. North, Jr. John P. North, Jr.	Director	February 24, 2009

/s/Ann F. Putallaz, Ph.D. Ann F. Putallaz, Ph.D.	Director	February 24, 2009

/s/William H. Woodhams, M.D. William H. Woodhams, M.D.	Director	February 24, 2009

/s/Wilfred W. Yeargan, Jr., M.D. Wilfred W. Yeargan, Jr., M.D.	Director	February 24, 2009

ProAssurance Corporation and Subsidiaries
Consolidated Financial Statements
Years ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ProAssurance Corporation
          We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
February 24, 2009

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31	December 31
	2008	2007

Assets
Investments
Fixed maturities available for sale, at fair value	$2,961,568	$3,236,739
Equity securities, available for sale, at fair value	6,981	15,451
Equity securities, trading, at fair value	11,852	14,173
Short-term investments	441,996	229,817
Business owned life insurance	63,440	61,509
Investment in unconsolidated subsidiaries	44,522	26,767
Other investments	45,583	54,939

Total Investments	3,575,942	3,639,395

Cash and cash equivalents	3,459	30,274
Premiums receivable	86,137	98,693
Receivable from reinsurers on paid losses and loss adjustment expenses	17,826	39,567
Receivable from reinsurers on unpaid losses and loss adjustment expenses	268,356	327,111
Prepaid reinsurance premiums	13,009	14,835
Deferred policy acquisition costs	19,505	22,120
Deferred taxes	138,034	103,105
Real estate, net	23,496	24,004
Goodwill	72,213	72,213
Other assets	62,961	69,491

Total Assets	$4,280,938	$4,440,808

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,379,468	$2,559,707
Unearned premiums	185,756	218,028
Reinsurance premiums payable	127,877	128,582

Total Policy Liabilities	2,693,101	2,906,317
Other liabilities	129,322	115,263
Long-term debt	34,930	164,158

Total Liabilities	2,857,353	3,185,738

Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 34,109,196 and 33,570,685 shares issued, respectively	341	336
Additional paid-in capital	518,687	505,923
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $(19,328) and $5,334 respectively	(35,898)	9,902
Retained earnings	970,891	793,166

	1,454,021	1,309,327

Treasury stock, at cost, 763,316 shares and 1,128,111 shares, respectively	(30,436)	(54,257)

Total Stockholders’ Equity	1,423,585	1,255,070

Total Liabilities and Stockholders’ Equity	$4,280,938	$4,440,808

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

		Additional	Accumulated Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balance at January 1, 2006	$312	$387,739	$(8,834)	$385,885	$(56)	$765,046
Common shares issued for compensation	1	3,162	—	—	—	3,163
Share-based compensation
Continuing operations	—	4,669	—	—	—	4,669
Discontinued operations	—	642	—	—	—	642
Common shares issued in purchase transaction	20	99,108	—	—	—	99,128
Net effect of stock options exercised	1	528	—	—	—	529
Comprehensive income
Other comprehensive income (loss) (see Note 12)
Continuing operations	—	—	8,572	—	—	—
Discontinued operations	—	—	373	—	—	—
Income from continuing operations, net of tax	—	—	—	126,984	—	—
Income from discontinued operations, net of tax	—	—	—	109,441	—	—
Total comprehensive income, continuing operations	—	—	—	—	—	135,556
Total comprehensive income, discontinued operations	—	—	—	—	—	109,814

Balance at December 31, 2006	334	495,848	111	622,310	(56)	1,118,547
Cumulative effect of accounting change	—	—	—	2,670	—	2,670
Purchase of treasury shares	—	—	—	—	(54,201)	(54,201)
Common shares issued for compensation	1	3,249	—	—	—	3,250
Share-based compensation	—	8,326	—	—	—	8,326
Net effect of stock options exercised	1	(1,500)	—	—	—	(1,499)
Comprehensive income
Other comprehensive income (loss) (see Note 12)	—	—	9,791	—	—	—
Net income	—	—	—	168,186	—	—
Total comprehensive income	—	—	—	—	—	177,977

Balance at December 31, 2007	336	505,923	9,902	793,166	(54,257)	1,255,070
Purchase of treasury shares	—	—	—	—	(87,561)	(87,561)
Conversion of convertible debentures	4	1,092	—	—	111,382	112,478
Common shares issued for compensation	1	3,810	—	—	—	3,811
Share-based compensation	—	7,763	—	—	—	7,763
Net effect of stock options exercised	—	99	—	—	—	99
Comprehensive income
Other comprehensive income (loss) (see Note 12)	—	—	(45,800)	—	—	—
Net income	—	—	—	177,725	—	—
Total comprehensive income	—	—	—	—	—	131,925

Balance at December 31, 2008	$341	$518,687	$(35,898)	$970,891	$(30,436)	$1,423,585

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31
	2008	2007	2006

Revenues
Gross premiums written	$471,482	$549,074	$578,983

Net premiums written	$429,007	$506,397	$543,376

Premiums earned	$503,579	$585,310	$627,166
Premiums ceded	(44,301)	(51,797)	(44,099)

Net premiums earned	459,278	533,513	583,067
Net investment income	158,384	171,308	147,450
Equity in earnings (loss) of unconsolidated subsidiaries	(7,997)	1,630	2,339
Net realized investment gains (losses)	(50,913)	(5,939)	(1,199)
Gain on extinguishment of debt	4,571	—	—
Other income	3,839	5,556	5,941

Total revenues	567,162	706,068	737,598

Expenses
Losses and loss adjustment expenses	267,412	438,527	475,997
Reinsurance recoveries	(55,913)	(87,530)	(32,668)

Net losses and loss adjustment expenses	211,499	350,997	443,329
Underwriting, acquisition and insurance expenses	100,385	106,751	106,369
Interest expense	6,892	11,981	11,073

Total expenses	318,776	469,729	560,771

Income from continuing operations before income taxes	248,386	236,339	176,827

Provision for income taxes
Current expense (benefit)	70,894	64,329	48,456
Deferred expense (benefit)	(233)	3,824	1,387

	70,661	68,153	49,843

Income from continuing operations	177,725	168,186	126,984

Income from discontinued operations, net of tax	—	—	109,441

Net income	$177,725	$168,186	$236,425

Basic earnings per share
Income from continuing operations	$5.43	$5.10	$3.96
Income from discontinued operations	—	—	3.42

Net income	$5.43	$5.10	$7.38

Diluted earnings per share
Income from continuing operations	$5.22	$4.78	$3.72
Income from discontinued operations	—	—	3.13

Net income	$5.22	$4.78	$6.85

Weighted average number of common shares outstanding
Basic	32,750	32,960	32,044

Diluted	34,362	35,823	34,925

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2008	2007	2006

Operating Activities
Net income	$177,725	$168,186	$236,425
Income from discontinued operations, net of tax	—	—	(109,441)
Adjustments to reconcile income to net cash provided by operating activities
Amortization	13,424	12,587	14,664
Depreciation	3,147	3,500	4,164
Gain on extinguishment of debt	(4,571)	—	—
Increase in cash surrender value of business owned life insurance	(1,931)	(1,889)	(2,285)
Net realized investment (gains) losses	50,913	5,939	1,199
Net (purchases) sales of trading portfolio securities	(3,104)	42,683	(51,585)
Share-based compensation	7,763	8,326	4,669
Deferred income taxes	(233)	3,824	1,387
Policy acquisition costs deferred, net of related amortization	2,615	1,643	2,845
Taxes paid related to gain on sale of discontinued operations	—	—	(54,565)
Other	6,633	(4,839)	516
Changes in assets and liabilities
Premiums receivable	12,556	14,330	17,868
Receivable from reinsurers on unpaid losses and loss adjustment expenses	58,755	43,652	14,122
Prepaid reinsurance premiums	1,826	4,119	7,817
Other assets	13,685	(3,952)	(12,406)
Receivable from reinsurers on paid losses and loss adjustment expense	21,741	(20,815)	(6,611)
Reserve for losses and loss adjustment expenses	(180,239)	(47,441)	154,274
Unearned premiums	(32,272)	(35,745)	(48,130)
Reinsurance premiums payable	(705)	22,406	642
Other liabilities	17,047	27,592	7,261

Net cash provided by operating activities of continuing operations	164,775	244,106	182,830

Investing Activities
Purchases of
Fixed maturities available for sale	(737,851)	(1,407,147)	(2,383,596)
Equity securities available for sale	(2,701)	(948)	(407)
Other investments	(278)	(551)	(25,364)
Cash investment in unconsolidated subsidiaries	(25,752)	(15,806)	—
Proceeds from sale or maturities of
Fixed maturities available for sale	903,575	1,276,174	1,873,100
Equity securities available for sale	956	270	38,801
Other investments	4,238	10,443	25,074
Net (increase) decrease in short-term investments	(212,179)	(37,626)	(85,414)
Cash proceeds, net of sales expenses of $4,080, from sale of personal lines operations	—	—	371,037
Other	(21,581)	6,858	(4,875)

Net cash used by investing activities of continuing operations	(91,573)	(168,333)	(191,644)

Financing Activities
Repayment of long-term debt	—	(15,464)	—
Repurchase of trust preferred securities	(18,366)	—	—
Repurchase of treasury shares	(87,561)	(54,201)	—
Book overdraft	5,807	972	—
Other	103	1,958	1,455

Net cash provided by (used by) financing activities of continuing operations	(100,017)	(66,735)	1,455

Increase (decrease) in cash and cash equivalents	(26,815)	9,038	(7,359)
Cash and cash equivalents at beginning at period	30,274	21,236	28,595

Cash and cash equivalents at end of period	$3,459	$30,274	$21,236

(continued)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2008	2007	2006

Supplemental Disclosure of Cash Flow Information
Net cash paid (received) during the year for income taxes—continuing operations	$48,479	$45,249	$95,748

Cash paid during the year for interest—continuing operations	$6,439	$10,956	$10,192

Significant non-cash transactions
Fixed maturities securities received as proceeds from sale of discontinued operations	$—	$—	$24,819

Fixed maturities securities transferred, at fair value, to other investments	$—	$34,732	$—

Common shares issued in acquisition	$—	$—	$99,128

Unsettled redemption of short-term money market investment	$9,427	$—	$—

Equity increase due to conversion of debt—see Notes 11 and 12	$112,478	$—	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
1. Accounting Policies
Organization and Nature of Business
          ProAssurance Corporation (ProAssurance or PRA), a Delaware corporation, is an insurance holding company for wholly-owned specialty property and casualty insurance companies that principally provide professional liability insurance for providers of health care services, and to a lesser extent, providers of legal services. ProAssurance operates in the United States of America (U.S.) in a single reportable segment.
Segment Information / Discontinued Operations
          In January 2006 ProAssurance sold its Personal Lines Division consisting of its wholly-owned subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services (collectively, the MEEMIC Companies). The MEEMIC Companies were formerly considered as a separate reportable industry segment. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, the gain from the sale of ProAssurance’s personal lines operations recorded in 2006 is reported as Income from Discontinued Operations. See Note 4 for further discussion of discontinued operations.
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
Basis of Presentation
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
          In 2008, ProAssurance has reported Receivable from Reinsurers on Paid Losses and Loss Adjustment Expenses, Deferred Policy Acquisition Costs, and Goodwill as separate line items on the Balance Sheet. Previously, these line items were included as components of Other Assets. Prior period balances in this report have been reclassified to conform to the 2008 presentation. The reclassification had no effect on income from continuing operations, net income or total assets.
Accounting Policies
          The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these notes to the consolidated financial statements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
1. Accounting Policies (continued)
Investments; Investment in Unconsolidated Subsidiaries
Fair Values
          Fair values for actively traded securities, which for ProAssurance are primarily equity securities, are based on quoted market prices. Fair values for securities not actively traded, which for ProAssurance are primarily fixed maturity securities, are estimated using values obtained from an independent pricing service. The pricing service uses exchange traded prices, when available. If exchange traded prices are not available, the pricing service prepares valuations using multiple observable inputs. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities.
           Multiple observable inputs are not available for certain of our investments, primarily private placements and limited partnerships. Management values these investments either using non-binding broker quotes or pricing models that utilize market based assumptions that have limited observable inputs including treasury yield levels, issuer spreads and non-binding broker quotes.
          Asset-backed security valuations are subject to prospective adjustments in yield due to changes in prepayment assumptions. Under the prospective method, the recalculated effective yield will equate the carrying amount of the investment to the present value of the anticipated future cash flows. The recalculated yield is then used to accrue income on the investment balance for subsequent accounting periods.
          Asset-backed securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method discussed in FASB Emerging Issues Task Force (EITF) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and FASB Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment Guidance of EITF 99-20. Under the effective yield method estimates of cash flows expected over the life of asset-backed securities are updated quarterly. If there are adverse changes in cash flow projections, considering timing and amount, an other-than-temporary impairment loss is recognized.
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
          Other Investments are primarily comprised of equity interests in private investment funds, accounted for using the cost method. Other Investments also includes available-for-sale fixed maturity securities accounted for at fair value in which ProAssurance maintains a direct beneficial interest but that are held by a separate investment entity.
          Investments in unconsolidated subsidiaries consist of ownership interests in private investment funds that are accounted for using the equity method.
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
December 31, 2008
1. Accounting Policies (continued)
Realized Gains and Losses
          Realized investment gains and losses are recognized on the specific identification basis.
Other-than-temporary Impairments
          In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, ProAssurance evaluates its investment securities on at least a quarterly basis for declines in fair value below recorded cost basis for the purpose of determining whether these declines represent other-than-temporary declines. A decline in the fair value of a security below cost judged to be other-than-temporary is recognized as a loss in the then current period and reduces the cost basis of the security. In subsequent periods, ProAssurance measures any gain or loss or decline in value against the adjusted cost basis of the security. The following factors are among those considered in determining whether an investment’s decline is other-than-temporary:
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
          Real estate accumulated depreciation is approximately $14.6 million and $13.6 million at December 31, 2008 and 2007, respectively. Real estate depreciation expense for the three years ended December 31, 2008, 2007 and 2006 is $1.0 million, $1.1 million and $1.3 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
1. Accounting Policies (continued)
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
          Receivable from Reinsurers on Paid Losses is the estimated amount of losses already paid that will be recoverable from reinsurers. Receivable from Reinsurers on Unpaid Losses is the estimated amount of future loss payments that will be recoverable from reinsurers. Reinsurance Recoveries are the portion of losses incurred during the period that are estimated to be allocable to reinsurers. Premiums ceded are the estimated premiums that will be due to reinsurers with respect to premiums earned and losses incurred during the period.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
1. Accounting Policies (continued)
Income Taxes/Deferred Taxes
          ProAssurance files a consolidated federal income tax return. Tax-related interest and penalties are recognized as components of tax expense.
          Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, deferred policy acquisition costs, unrealized investment gains (losses) and investment impairments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
Goodwill
          In accordance with SFAS 142, Goodwill and Other Intangible Assets, ProAssurance makes at least an annual assessment as to whether the value of its goodwill assets is impaired. Management evaluates the carrying value of goodwill during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. In assessing goodwill, management estimates the fair value of the reporting unit and compares that estimate to external indictors such as market capitalization. Management concluded in 2008, 2007 and 2006 that no adjustment to impair goodwill was necessary.
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
          Internal and external actuaries review the reserve for losses of each insurance subsidiary at least semi-annually. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates in establishing its reserves. Estimating casualty insurance reserves, and particularly

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
1. Accounting Policies (continued)
liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as is the case in 2008, 2007 and 2006.
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
Share-Based Compensation
          ProAssurance recognizes compensation cost for share-based payments (including stock options and performance shares) under the recognition and measurement principles (modified prospective method) of SFAS 123 (revised 2004) Share-Based Payment. Compensation cost for awards granted prior to January 1, 2006 but not vested on January 1, 2006 is recognized over the remaining service period related to those awards, based on amounts, including grant-date fair values, used prior to the adoption of SFAS 123(R) to calculate the pro forma disclosures required by SFAS 123(R). Compensation cost for awards granted after January 1, 2006 is recognized based on the grant-date fair value of the award over the relevant service period of the award; for awards that vest in increments (graded vesting), compensation cost is recognized over the relevant service period for each separately vested portion of the award. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as financing cash inflows.
Accounting Changes
          FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No 99-20, was issued in January 2009 to amend the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. EITF 99-20 specifies that an impairment is considered other-than-temporary if, based on an estimate of cash flows that a market participant would use in determining the current fair value, there has been an adverse change in those estimated cash flows. FSP EITF 99-20-1 alters this guidance by specifying that an impairment be considered other-than-temporary if it is “probable” there has been an adverse change in the holder’s estimated cash flows from those previously projected. ProAssurance adopted FSP EITF 99-20-1 as of December 31, 2008 and considered the guidance provided therein in its impairment evaluations performed as of December 31, 2008. There was no material effect from adoption.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
1. Accounting Policies (continued)
          In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which will alter the accounting for ProAssurance’s Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is effective for ProAssurance on January 1, 2009, and must be applied retrospectively with a cumulative effect adjustment being made as of the earliest period presented. Early adoption is not permitted. ProAssurance is currently assessing the impact that the adoption will have on its financial condition and results of operations, but expects no impact on ending total Stockholders’ Equity.
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
          In December 2007 the FASB issued SFAS 141 (Revised 2007) Business Combinations. SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141(R) provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. ProAssurance will adopt the Statement on its effective date.
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard establishes a revised definition of fair value: fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurements but does not establish new guidance regarding the assets and liabilities required or allowed to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. ProAssurance adopted SFAS 157 on January 1, 2008. ProAssurance did not recognize any cumulative effect related to the adoption of SFAS 157 and adoption did not have a significant effect on ProAssurance’s 2008 results of operations or financial condition.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
1. Accounting Policies (continued)
          FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes, was issued in June 2006 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. ProAssurance adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 reduced tax liabilities and increased retained earnings by $2.7 million.
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

Level 1:	quoted (unadjusted) market prices in active markets for identical assets and liabilities. For ProAssurance, Level 1 inputs are generally quotes for debt or equity securities actively traded in exchange or over-the-counter markets.

Level 2:	market data obtained from sources independent of the reporting entity (observable inputs). For ProAssurance, Level 2 inputs generally include quoted prices in markets that are not active, quoted prices for similar assets/liabilities, and other observable inputs such as interest rates and yield curves that are generally available at commonly quoted intervals.

Level 3:	the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models and discounted cash flow methodologies as well as adjustments to externally quoted prices that are based on management judgment or estimation.
          The following tables present information about ProAssurance’s assets measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. No liabilities are measured at fair value at December 31, 2008. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized in the table based on the lowest level input that is significant to the fair value measurement in its entirety. ProAssurance’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
2. Fair Value Measurement (continued)
          Assets measured at fair value on a recurring basis as of December 31, 2008 are as follows:

	December 31, 2008
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value

	(In thousands)
Assets:
Fixed maturities, available for sale
Government/Government agencies	$—	$177,168	$—	$177,168
State and municipal bonds	—	1,356,206	—	1,356,206
Corporate bonds	—	557,310	36,472	593,782
Asset-backed securities	—	833,085	1,327	834,412
Equity securities, available-for-sale	6,624	—	357	6,981
Equity securities, trading	11,852	—	—	11,852
Short-term investments(1)	305,235	136,761	—	441,996
Other investments(2)	—	—	14,576	14,576

Total assets	$323,711	$3,060,530	$52,732	$3,436,973

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Other investments also include investments of $31.0 million accounted for using the cost method that are not included in the table above.
          Level 3 assets in the above table consist primarily of private placement senior notes (included in Corporate bonds), asset-backed securities (as shown in the above table) and a beneficial interest in asset-backed securities held in a private investment fund (included in Other Investments). The private placement senior notes are unconditionally guaranteed by large regional banks rated A or better. The fair value of these assets are primarily derived using pricing models that may require multiple market input parameters as is considered appropriate for the asset being valued. The asset-backed securities have a weighted average rating of AA or better, and are collateralized by a timber trust and a Fannie Mae mortgage-backed security. The asset-backed securities held in a private investment fund are primarily backed by manufactured housing, recreational vehicle receivables, and subprime securities, have an average rating of BB, and are valued using a broker dealer quote.
          The following table presents additional information about assets measured at fair value using Level 3 inputs for the year ended December 31, 2008:

	December 31, 2008
	Fair Value Measurements
	Asset-		State and		Other
	backed	Corporate	Municipal	Equity	Invested
	Securities	Bonds	Bonds	Securities	Assets	Total

	(In thousands)
Balance January 1, 2008	$33,283	$86,969	$7,183	$—	$20,981	$148,416

Total gains (losses), realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	286	—	(384)	—	(98)
Included in other comprehensive income	(1,938)	(261)	(886)	—	(5,175)	(8,260)
Purchases, sales or settlements	(426)	(10,527)	(159)	741	(1,230)	(11,601)
Transfers in	—	—	7,025	—	—	7,025
Transfers out	(29,592)	(39,995)	(13,163)	—	—	(82,750)

Balance December 31, 2008	$1,327	$36,472	$—	$357	$14,576	$52,732

The amount of total gains (losses) for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2008	$—	$(429)	$—	$(383)	$—	$(812)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
2. Fair Value Measurement (continued)
          Certain municipal bonds in the ProAssurance portfolio are not widely traded. When observable inputs (Level 2) are not available such bonds have been valued using either a pricing model or a single dealer quote. Trades of these bonds by market participants were completed during the year, which provided more transparent inputs for establishing the fair value of these municipal bonds as of December 31, 2008. The municipal bond transfers in and out of Level 3 are due to the availability/non-availability of Level 2 inputs for these bonds.
          At the time of adoption of SFAS 157, ProAssurance had previously used either a pricing model or a single broker dealer quote to value approximately $30 million of asset-backed bonds and $40 million of bank loans that were not widely traded. ProAssurance has since been able to obtain multiple observable inputs (Level 2) for the valuation of these holdings, including pricing services that use multiple broker quotes for assessing fair value.
3. Acquisitions
          ProAssurance acquired 100% of the outstanding shares of Physicians Insurance Company of Wisconsin, Inc., subsequently renamed ProAssurance Wisconsin Insurance Company (PRA Wisconsin), on August 1, 2006 as a means of expanding its medical professional liability insurance operations geographically. PRA Wisconsin’s largest premium states are Wisconsin and Iowa.
          The acquisition was a stock-for-stock transaction accounted for as a purchase transaction in accordance with SFAS 141. The total cost of the acquisition and the allocation of the purchase price are:

PRA
Wisconsin
(In millions)
Aggregate Purchase Price:
Fair value of 2.0 million ProAssurance common shares issued	$99.1
Other acquisition costs	4.6

Aggregate purchase price	$103.7

Assets (liabilities) acquired, at fair value on the date of acquisition:
Fixed maturities, available for sale	$199.3
Equity securities, available for sale	34.4
Short-term investments	7.8
Premiums receivable	24.3
Receivable from reinsurers on unpaid losses and loss adjustment expenses	57.2
Other assets	45.4
Reserve for losses and loss adjustment expenses	(228.4)
Unearned premiums	(37.6)
Long-term debt	(11.6)
Other liabilities	(29.8)

Fair value of identifiable net assets acquired	61.0
Excess of purchase price over identifiable net assets acquired, recognized as goodwill	42.7

Total purchase price allocated	$103.7

          ProAssurance common shares were valued in the determination of the purchase price at $49.76 per share, which is the average PRA share price for three days before and after July 31, 2006, the date on which the number of shares issued in the transaction was determined. The goodwill recognized in the transaction is not expected to be tax deductible.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
3. Acquisitions (continued)
          The fair value of the reserve for losses and related reinsurance recoverable (the net loss reserve) acquired was estimated as of the date of acquisition based on present value of the expected underlying net cash flows, and includes a profit margin and a risk premium, as follows:
Physicians Insurance Company of Wisconsin Inc.’s (now PRA Wisconsin) historical undiscounted loss reserve (determined based on a recent actuarial review) was discounted to present value assuming payment patterns actuarially developed from the historical loss data using a discount rate of 4.86%. This rate approximates the risk-free treasury rate on the acquisition date for maturities similar to the estimated duration of the reserve being valued. An expected profit margin of 5% was then applied to the discounted loss reserve which is consistent with management’s understanding of the returns anticipated by the reinsurance market (the reinsurance market representing a willing partner in the purchase of loss reserves). Further, in consideration of the long-tail nature and the related high degree of uncertainty of such loss reserve, an estimated risk premium of 5% was also applied to the discounted loss reserve. The calculation resulted in a fair value estimate which was not materially different from the historical loss reserve and therefore did not result in an adjustment to the historical reserve amount.
4. Discontinued Operations
          Effective January 1, 2006 ProAssurance sold its wholly owned subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services (collectively, the MEEMIC Companies), for total consideration of $400 million before taxes and transaction expenses. In accordance with SFAS 144, the gain from the sale is reported as discontinued operations in the Consolidated Financial Statements. The following table provides detailed information regarding the financial statement lines identified as discontinued operations:

2006
(In thousands)
Gain from sale of discontinued operations	$164,006
Provision for income taxes	(54,565)

Income from discontinued operations, net of tax	$109,441

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
5. Investments
          The recorded cost basis and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	December 31, 2008
	Recorded	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	(Losses)	Value
	In thousands
Fixed Maturities
Government/Government Agencies	$172,653	$6,992	$(2,477)	$177,168
State and municipal bonds	1,349,430	26,268	(19,492)	1,356,206
Corporate bonds	627,811	6,823	(40,852)	593,782
Asset-backed securities	854,927	18,052	(38,567)	834,412

	3,004,821	58,135	(101,388)	2,961,568
Equity securities	7,949	558	(1,526)	6,981

	$3,012,770	$58,693	$(102,914)	$2,968,549

	December 31, 2007
	Recorded	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	(Losses)	Value
	In thousands
Fixed Maturities
Government/Government Agencies	$286,630	$5,251	$(45)	$291,836
State and municipal bonds	1,328,410	15,174	(2,088)	1,341,496
Corporate bonds	650,111	6,551	(8,583)	648,079
Asset-backed securities	952,043	10,270	(6,985)	955,328

	3,217,194	37,246	(17,701)	3,236,739
Equity securities	13,931	2,724	(1,204)	15,451

	$3,231,125	$39,970	$(18,905)	$3,252,190

          The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at December 31, 2008, including the length of time the securities have been held in a continuous unrealized loss position.

	December 31, 2008
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	In thousands
Fixed maturities, available for sale
Government/Government Agencies	$54,410	$(2,477)	$54,410	$(2,477)	$—	$—
State and municipal bonds	420,064	(19,492)	358,088	(12,500)	61,976	(6,992)
Corporate bonds	352,516	(40,852)	277,565	(19,200)	74,951	(21,652)
Asset-backed securities	301,503	(38,567)	209,606	(21,145)	91,897	(17,422)

	1,128,493	(101,388)	899,669	(55,322)	228,824	(46,066)
Equity securities, available for sale	4,188	(1,526)	2,079	(661)	2,109	(865)

	$1,132,681	$(102,914)	$901,748	$(55,983)	$230,933	$(46,931)

          After an evaluation of each security, management concluded that these securities have not suffered an other-than-temporary impairment in value that had not otherwise been recognized. Of the fixed maturity unrealized losses aggregated in the above table, 95% are considered to be interest rate and spread related. Each fixed maturity security has paid all scheduled contractual payments. Management believes it will recover the recorded cost basis of each security. In total, there are approximately 1,890 fixed maturity securities in an unrealized loss position. Management considers the unrealized loss on ten of those securities to be

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
5. Investments (continued)
credit related; the unrealized losses related to these securities total approximately $4.8 million. The single greatest credit-related unrealized loss position approximates $1.3 million; the second greatest credit-related unrealized loss position is an unrealized loss of approximately $1.0 million.
          Management believes each of the equity securities in an unrealized loss position, given the characteristics of the underlying company, industry, and price volatility of the security will be valued at or above book value in the near term.
          Management has the intent and believes ProAssurance has the ability, due to the duration of ProAssurance’s overall portfolio and positive operating cash flows, to hold the securities (that are in unrealized loss positions) to recovery of book value or maturity.
          The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

	Recorded	Estimated
	Cost	Fair
	Basis	Value
	In thousands
Due in one year or less	$101,087	$100,849
Due after one year through five years	785,853	775,448
Due after five years through ten years	827,047	830,216
Due after ten years	435,907	420,643
Asset-backed securities	854,927	834,412

	$3,004,821	$2,961,568

          Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders’ equity at December 31, 2008.
          At December 31, 2008 ProAssurance has available-for-sale securities with a fair value of $16.5 million on deposit with various state insurance departments to meet regulatory requirements.
Business Owned Life Insurance (BOLI)
          ProAssurance holds BOLI policies on management employees that were purchased at a cost of approximately $51 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Net Investment Income / Net Realized Investment Gains (Losses)
          Net investment income by investment category is as follows:

	2008	2007	2006
	In thousands
Fixed maturities	$150,085	$149,494	$130,335
Equities	1,231	377	414
Short-term investments	6,891	14,713	15,567
Other invested assets	2,801	9,228	2,970
Business owned life insurance	1,932	1,889	2,285

	162,940	175,701	151,571
Investment expenses	(4,556)	(4,393)	(4,121)

Net investment income	$158,384	$171,308	$147,450

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
5. Investments (continued)
          Net realized investment gains (losses) are as follows:

	2008	2007	2006
	In thousands
Gross gains, available-for-sale and short-term securities	$8,038	$2,944	$5,127
Gross losses, available-for-sale and short-term securities	(6,505)	(1,143)	(3,410)
Net realized gains (losses), trading securities	(890)	(284)	(138)
Change in unrealized holding gains (losses), trading securities	(4,536)	297	259
Other than temporary impairments	(47,020)	(7,753)	(3,037)

Net realized investment gains (losses)	$(50,913)	$(5,939)	$(1,199)

          Net gains (losses) related to fixed maturities included in the above table are ($32.0) million, ($483,000) and ($2.5) million during 2008, 2007 and 2006, respectively.
          Other information regarding available-for-sale securities:

	2008	2007	2006
	In millions
Proceeds from sales (exclusive of maturities and paydowns):
Adjustable rate, short-duration fixed maturity securities	$148.1	$691.5	$1,235.5
Other available-for-sale securities	400.3	360.6	344.1

Total	$548.4	$1,052.1	$1,579.6

Purchases of adjustable rate short-duration fixed maturity securities	$106.7	$576.7	$1,438.3

          In January 2007, ProAssurance transferred high-yield asset-backed bonds (previously considered as available-for-sale securities) having a fair value of approximately $34.7 million to a private investment fund that is primarily focused on managing such investments. ProAssurance maintains a direct beneficial interest (the separate interest) in the securities originally contributed to the fund. The securities held in the separate interest are included in Other Investments, at fair value totaling $9.5 million at December 31, 2008 (net of unrealized losses of $11.0 million). Cash flows of the separate interest, including net investment earnings and proceeds from sales or maturities, (totaling $13.6 million to date), are routinely transferred to a joint interest (the joint interest) of the fund. ProAssurance recognized an impairment of $4.2 million related to these securities in 2007. Management reviewed information relevant to the likely collectability of the underlying securities as of December 31, 2008 and determined that it was probable that contractual or estimated cash flows from the securities will be received. Based on discussions with the fund managers regarding this review, management judged the declines in value of the separate interest not to be other-than-temporary.
          The joint interest is accounted for using the equity method and is included in Investment in Unconsolidated Subsidiaries. In March 2008 ProAssurance contributed an additional $20 million to the joint interest to take advantage of current dislocations in the credit market. At December 31, 2008 the carrying value of the joint interest is $28.5 million and ProAssurance’s ownership interest approximates 22.7%.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
6. Reinsurance
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
          The effect of reinsurance on premiums written and earned is as follows (in thousands):

	2008 Premiums		2007 Premiums		2006 Premiums
	Written	Earned	Written	Earned	Written	Earned

Direct	$471,510	$503,607	$549,034	$585,267	$578,963	$627,148
Assumed	(28)	(28)	40	43	20	18
Ceded	(42,475)	(44,301)	(42,677)	(51,797)	(35,607)	(44,099)

Net premiums	$429,007	$459,278	$506,397	$533,513	$543,376	$583,067

          Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
          At December 31, 2008, all reinsurance recoverables are considered collectible. Reinsurance recoverables totaling approximately $26.7 million are collateralized by letters of credit or funds withheld. At December 31, 2008 no amounts due from individual reinsurers exceed 5% of stockholders’ equity.
          During 2008, ProAssurance commuted (terminated) various outstanding reinsurance arrangements for approximately $42.7 million in cash. The commutations reduced Receivable from Reinsurers on Paid Losses and Receivable from Reinsurers on Unpaid Losses, combined, by approximately $3.9 million (net of cash received) and reduced Reinsurance Premiums Payable by approximately $122,000.
          During 2007, ProAssurance commuted (terminated) various outstanding reinsurance arrangements for approximately $6.3 million in cash. The commutations reduced Receivable from Reinsurers on Paid Losses and Receivable from Reinsurers on Unpaid Losses, combined, by approximately $477,000 (net of cash received) and reduced Reinsurance Premiums Payable by approximately $3.3 million.
           During 2006, ProAssurance commuted various outstanding reinsurance arrangements for approximately $5.5 million in cash. The commutations reduced Receivable from Reinsurers on Paid Losses and Receivable from Reinsurers on Unpaid Losses, combined, by approximately $427,000 (net of cash received) and reduced Reinsurance Premiums Payable by approximately $2.7 million.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
7. Income Taxes
          Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities are as follows:

	2008	2007
	In thousands
Deferred tax assets
Unpaid loss discount	$76,351	$84,549
Unearned premium adjustment	14,528	17,954
CHW and other contingencies (see Note 10)	7,868	7,989
Loss and credit carryovers	1,276	2,322
Basis differences-investments	18,217	6,598
Compensation related	7,725	8,495
Unrealized losses on investments, net	20,555	—
Other	2,859	1,635

Total deferred tax assets	149,379	129,542

Deferred tax liabilities
Deferred acquisition costs	6,827	7,742
Basis difference on convertible debentures	—	8,814
Unrealized gains on investments, net	—	5,334
Other	4,518	4,547

Total deferred tax liabilities	11,345	26,437

Net deferred tax assets	$138,034	$103,105

          In management’s opinion, it is more likely than not that ProAssurance will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.
          At December 31, 2008 ProAssurance has available net operating loss (NOL) carryforwards of $1.8 million and Alternative Minimum Tax (AMT) credit carryforwards of $639,000. The NOL carryforwards will expire in 2019; the AMT credit carryforwards have no expiration date. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states, and generally remains open to income tax examinations by tax authorities for filings for years beginning with 2005.
          ProAssurance adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 reduced tax liabilities and increased retained earnings by $2.7 million. At December 31, 2007 ProAssurance had no unrecognized tax benefits and did not record any activity related to unrecognized tax benefits during the year ended December 31, 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2008 is, as follows:

2008
(In thousands)
Balance at January 1	$—
Additions for tax positions taken during the current year	3,755

Balance at December 31	$3,755

          The unrecognized tax benefits at December 31, 2008, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. The unrecognized tax benefits relate primarily to market values of certain securities and therefore it is reasonably possible the amount could change significantly during the next twelve months. Due to the nature of the uncertainty the range of such a change cannot be estimated.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
7. Income Taxes (continued)
          A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

	2008	2007	2006
	In thousands
Computed “expected” tax expense	$86,935	$82,719	$61,890
Tax-exempt income	(17,270)	(15,827)	(13,217)
Other	996	1,261	1,170

Total	$70,661	$68,153	$49,843

          In December 2006, with required Internal Revenue Service approval, ProAssurance changed its income tax method of accounting for the interest on its outstanding Convertible Debentures (since converted, see Note 11) to the “comparable yield” method, which accelerates recognition of interest expense. The effect of the change was to decrease current tax expense and increase deferred tax expense for the year ended December 31, 2006 by $6.5 million, of which $4.4 million related to pre-2006 interest periods.
          No significant interest or penalties were accrued or paid during the year ended December 31, 2008 nor was there any significant liability for such amounts at December 31, 2008.
8. Deferred Policy Acquisition Costs
          Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
          Amortization of deferred acquisition costs amounted to approximately $45.9 million, $52.9 million, and $56.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
9. Reserve for Losses and Loss Adjustment Expenses
          The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
          ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal and external actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an actuary’s certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
9. Reserve for Losses and Loss Adjustment Expenses (continued)
          Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

	2008	2007	2006
	In thousands
Balance, beginning of year	$2,559,707	$2,607,148	$2,224,436
Less reinsurance recoverables	327,111	370,763	327,693

Net balance, beginning of year	2,232,596	2,236,385	1,896,743

Net reserves acquired in PRA Wisconsin transaction	—	—	171,246

Net losses:
Current year	396,750	455,982	479,621
Favorable development of reserves established in prior years	(185,251)	(104,985)	(36,292)

Total	211,499	350,997	443,329

Paid related to:
Current year	(20,635)	(23,492)	(32,325)
Prior years	(312,348)	(331,294)	(242,608)

Total paid	(332,983)	(354,786)	(274,933)

Net balance, end of year	2,111,112	2,232,596	2,236,385
Plus reinsurance recoverables	268,356	327,111	370,763

Balance, end of year	$2,379,468	$2,559,707	$2,607,148

          As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2008 was primarily due to reductions in estimates of claims severity for the 2004, 2005 and 2006 accident years. The favorable development recognized in 2007 was primarily due to reductions in estimates of claims severity for the 2003, 2004 and 2005 accident years. The favorable development recognized in 2006 was primarily due to reductions in estimates of claims severity for the 2002, 2003 and 2004 accident years. Actuarial evaluations of both internal and industry actual claims data in 2008, 2007 and 2006 all indicated that claims severity (i.e., the average size of a claim) is increasing more slowly than was anticipated when the reserves for 2002 through 2006 were initially established.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
10. Commitments and Contingencies
          As a result of the acquisition of NCRIC Corporation in 2005, ProAssurance assumed the risk of loss for a judgment entered against PRA National on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment). The judgment was appealed to the District of Columbia Court of Appeals, which affirmed the judgment in October 2008 and denied PRA National’s petition for rehearing in January 2009. ProAssurance included a liability of $19.5 million related to the judgment and post trial interest as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price in 2005, and has continued to accrue additional post trial interest through December 31, 2008. The judgment and accrued interest are expected to be paid in the second quarter of 2009.
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
          In October 2008, ProAssurance reached an agreement to acquire the PICA Group (PICA) through a cash-sponsored demutualization, for $120 million in cash to be paid to PICA policyholders and $15 million in cash in the form of a surplus contribution to PICA for premium credits usable by eligible PICA policyholders over a three year period beginning in 2010. PICA primarily provides professional liability insurance to podiatric physicians throughout the United States and had gross written premium of approximately $96 million in 2008 (unaudited). The PICA transaction remains subject to policyholder approval but is expected to close in the second quarter of 2009.
          ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008.

Operating Leases
In thousands
2009	$1,980
2010	1,897
2011	832
2012	625
Thereafter	2,935

Total minimum lease payments	$8,269

          ProAssurance incurred rent expense of $2.8 million, $2.9 million and $2.8 million in the years ended December 31, 2008, 2007 and 2006, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
11. Long-term Debt
          Outstanding long-term debt, as of December 31, 2008 and December 31, 2007, consists of the following:

	2008	2007
	In thousands
Convertible Debentures due June 2023 but converted into common stock in July 2008, see below. Unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discount of $1.6 million at December 31, 2007.	$—	$105,973

Trust Preferred Securities/Debentures due 2034, unsecured, bearing interest at a floating rate of 6.0% at December 31, 2008, rate adjusted quarterly.	22,992	46,395

Surplus Notes due May 2034, unsecured, principal of $12 million, net of unamortized discounts of $62,000 and $0.2 million at December 31 2008 and December 31, 2007, bearing a fixed interest rate of 7.7%, until May 2009, when the rate converts to a floating rate of LIBOR plus 3.85%, adjusted quarterly.	11,938	11,790

	$34,930	$164,158

Convertible Debentures Due June 30, 2023 (the Convertible Debentures)
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
Trust Preferred Securities/Trust Preferred Subordinated Debentures (TPS/TPS Debentures)
          In 2004, ProAssurance formed two business trusts, (the Trusts) for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase $46.4 million of variable rate subordinated debentures issued by ProAssurance. In December 2008, ProAssurance reacquired all of the outstanding TPS of one of the trusts and a portion of the outstanding TPS of the other trust, having a combined face value of $23 million, for approximately $18.4 million and recognized a gain on the extinguishment of the debt of $4.6 million.
          ProAssurance owns all voting securities of the Trusts and the TPS Debentures are the sole assets of the Trusts. The Trusts meet the obligations of the TPS with the interest and principal paid on the TPS Debentures. Initially, ProAssurance was not the primary beneficiary of the Trusts and in accordance with the provisions of FIN 46(R), Consolidation of Variable Interest Entities, did not consolidate the Trusts. When the TPS were reacquired in 2008, ProAssurance became the primary beneficiary of one of the trusts (Trust-1) and has consolidated Trust-1 as of December 31, 2008. The effect of consolidation is to reduce both Other Assets and Long-term Debt by approximately $400,000 which is the amount by which the TPS Debentures issued by ProAssurance and held by Trust-1 exceeded the TPS issued by Trust-1.
          The TPS Debentures and the TPS are uncollateralized, do not require maintenance of minimum financial covenants, and carry nearly identical terms. Maturity is in 2034, but early redemption is allowed beginning in May 2009. Interest is payable quarterly at LIBOR + 3.85%, set and paid quarterly, with a maximum rate through May 2009 of 12.5%. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or at any time the debentures are in default.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
11. Long-term Debt (continued)
Surplus Notes Due 2034 (the Surplus Notes)
          The Surplus Notes were assumed in ProAssurance’s acquisition of PRA Wisconsin and are unsecured obligations of PRA Wisconsin, subordinated and junior in the right of payment to the prior payment in full of all senior claims and senior indebtedness of PRA Wisconsin. The Surplus Notes are not guaranteed by ProAssurance or any of its subsidiaries, and are effectively subordinated to the indebtedness and other liabilities of ProAssurance and its other subsidiaries, including insurance policy-related liabilities. PRA Wisconsin may redeem some or all of the Surplus Notes for cash beginning in May 2009.
          Interest is payable quarterly at a fixed annual rate of 7.7% until May 2009. Thereafter the Surplus Notes bear interest at LIBOR + 3.85%. Each payment of interest and principal, including redemption, may be made only with the prior approval of the Office of the Commissioner of Insurance of the State of Wisconsin and only to the extent PRA Wisconsin has sufficient surplus to make such payment.
          The Surplus Notes were recorded at fair value on the acquisition date estimated in accordance with the purchase accounting requirement of SFAS 141. The discount recorded at the acquisition date totaled $420,000 and is being amortized until May 2009, the first redemption date, using the effective interest method. Such amortization is included in the accompanying financial statements as an addition to interest expense.
Redemption of 2032 Subordinated Debentures
          In December 2007 ProAssurance redeemed its outstanding 2032 Subordinated Debentures, at face value, for cash of $15.5 million. The 2032 Subordinated Debentures were the only assets of a trust wholly owned by ProAssurance (the TPS Trust). The TPS Trust used the proceeds received to redeem its only liabilities, a like amount of outstanding trust preferred securities which were of the same maturity, terms and features as the 2032 Subordinated Debentures: due in 2032, redeemable after December 2, 2007, interest due and reset quarterly based on the three-month LIBOR rate.
Debt Guarantees
          ProAssurance has guaranteed that amounts paid to the Trusts under the TPS Debentures will be remitted to the holders of the TPS. These guarantees, when taken together with the obligations of ProAssurance under the TPS Debentures, the Indentures pursuant to which those debentures were issued, and the related trust agreements (including obligations to pay related trust cost, fees, expenses, debt and other obligations for the Trusts other than with respect to the common and trust preferred securities of the Trusts), provide a full and unconditional guarantee of amounts due on the TPS.
Fair Value
          At December 31, 2008, the fair value of the outstanding TPS Debentures approximated 66% of their $23.0 million face value and the fair value of the Surplus Notes approximated 68% of their $12.0 million face value, based on the present value of underlying cash flows discounted at rates available at December 31, 2008 for similar debt.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
12. Stockholders’ Equity
          At December 31, 2008 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 2008, the Board of Directors has not approved the issuance of preferred stock.
          At December 31, 2008 approximately 2.0 million of ProAssurance’s authorized common shares are reserved by the Board of Directors of ProAssurance for award or issuance under incentive compensation plans as described in Note 13. Additionally, approximately 1.2 million common shares are reserved for the exercise of outstanding options and unvested performance shares.
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
          Reclassification adjustments related to continuing operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Net realized investment losses included in the calculation of income from continuing operations	$(44,485)	$(5,940)	$(1,320)
Tax effect (at 35%)	15,570	2,079	462

Net realized investment losses reclassified from other comprehensive income	$(28,915)	$(3,861)	$(858)

          Reclassification adjustments related to discontinued operations for the year ended December 31, 2006 are as follows:

2006
(In thousands)
Net realized investment losses included in the calculation of income from discontinued operations	$(574)
Tax effect (at 35%)	201

Net realized investment losses reclassified from other comprehensive income	$(373)

          As of January 1, 2007, retained earnings was increased by $2.7 million for the cumulative effect of the adoption of FIN 48 (as discussed in Note 1).
          The Board of Directors of ProAssurance authorized $150 million in April 2007 and $100 million in August 2008 for the repurchase of common shares or the retirement of outstanding debt. As of December 31, 2008, the repurchase authorization remaining available for use is approximately $74.4 million. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
          ProAssurance used approximately $18.4 million and $15.5 million of the authorization to redeem debt during the years ended December 31, 2008 and 2007, respectively (see Note 11). ProAssurance repurchased approximately 1.0 million common shares (at a cost of $54.2 million) and approximately 1.8 million common shares (at a cost of $87.6 million) during the years ended December 31, 2007 and 2008, respectively. Treasury shares are reported at cost, and are reflected on the balance sheets as an unallocated reduction of total equity.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
12. Stockholders’ Equity (continued)
          As discussed in Note 11, on July 2, 2008 approximately 2.12 million treasury shares and 450,000 newly issued common shares were used to complete the conversion of ProAssurance’s Convertible Debentures. The conversion of the debt increased Stockholders’ Equity by $112.5 million, consisting of the carrying amount of the Convertible Debentures (principal of $107.6 million, less the unamortized portion of related loan discounts and costs of $1.8 million) and a $6.7 million tax benefit from the reversal of interest-related deferred tax liabilities.
13. Stock Options and Share-Based Payments
          ProAssurance recognized, in continuing operations, share-based compensation cost of $7.8 million, $8.3 million and $4.7 million and a related tax benefit of $2.6 million, $2.8 million and $1.5 million during the years ended December 31, 2008, 2007 and 2006, respectively. Share-based compensation costs are primarily classified as underwriting, acquisition and insurance expenses. In 2006 ProAssurance also recognized, as a component of the gain on the sale of the MEEMIC companies, share-based compensation expense of approximately $642,000 and a related tax benefit of approximately $225,000 related to the accelerated vesting of options held by MEEMIC employees.
          ProAssurance primarily provided performance-based stock compensation to employees during 2008, 2007 and 2006 under the ProAssurance Corporation 2004 Equity Incentive Plan but adopted a new plan in May 2008, The ProAssurance Corporation 2008 Equity Incentive Plan, that will be used for future awards. Prior to 2005, awards were made under the ProAssurance Corporation Incentive Compensation Stock Plan. The Compensation Committee of the Board of Directors is responsible for the administration of all three Plans.
          Options generally vest in five equal installments, the first installment occurring six months after the grant date and the other installments occurring annually thereafter. All options are granted with an exercise price equal to the market price of ProAssurance’s common shares on the date of grant, and an original term of ten years. ProAssurance issues new shares for options exercised. In 2007, ProAssurance granted 100,000 options to its new CEO, with the same terms as those of other options granted under the plan, except that the options vested on the date of grant.
          The weighted average fair values of options granted during 2008, 2007 and 2006 and the assumptions (on a weighted-average basis) used to estimate those fair values as of the date of grant using the Black-Scholes option pricing model are shown in the following table.

	2008	2007	2006

Weighted average fair value	$16.49	$16.41	$18.37

Assumptions:
Risk-free interest rate	3.1%	4.6%	4.7%
Expected volatility	0.23	0.22	0.25
Dividend yield	0%	0%	0%
Expected average term (in years)	6	5	6
          Because ProAssurance has limited historical data regarding exercise behavior of its employees, the expected term of the above option grants was estimated using the methodology provided for in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, which is the mid-point between the vesting date and the end of the contractual term of the option. The risk-free interest rate assumptions were based upon a U.S. Treasury instrument with a term that is similar to the expected term of the option grant. The volatility assumptions were based on the historical volatility of ProAssurance’s common shares for the most recent period (as of the grant date) equal to the shorter of either the expected term of the option or the period since June 27, 2001, when ProAssurance was formed. Dividend yields were assumed to be zero since ProAssurance has historically not paid dividends.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
13. Stock Options and Share-Based Payments (continued)
          The following table provides information regarding ProAssurance option activity:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	973,155	$40.55	982,303	$32.81	1,162,863	$28.73
Granted	132,500	54.28	268,173	53.72	116,584	51.33
Exercised	(68,470)	34.33	(273,943)	25.81	(294,408)	24.36
Forfeited or expired	(23,527)	52.76	(3,378)	29.79	(2,736)	22.13

Outstanding at end of year	1,013,658	42.48	973,155	40.55	982,303	32.81

Exercisable at end of year	725,458	39.32	604,977	37.02	584,369	28.03

Outstanding at end of year, vested or expected to vest	999,044	42.36	959,049	40.46	943,630	32.50

          At December 31, 2008, unrecognized compensation cost related to non-vested options granted under ProAssurance’s stock compensation plans approximated $1.8 million. That cost is expected to be recognized over a weighted average period of 1.7 years.
          The fair value of options vested during the years ended December 31, 2008, 2007 and 2006 is $11.8 million, $17.0 million and $15.3 million, respectively. The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 is $1.4 million, $8.0 million and $7.9 million, respectively.
          Additional information regarding ProAssurance options as of December 31, 2008:

	Aggregate Intrinsic	Weighted Average
	Value	Remaining Contractual Term
	(In millions)	(In years)
Options outstanding	$10.4	6.9
Options outstanding, vested or expected to vest	$10.4	6.9
Options exercisable	$9.8	6.3
          There were no cash proceeds from options exercised during the year ended December 31, 2008. Cash proceeds from options exercised during the years ended December 31, 2007 and 2006 totaled $128,000 and $210,000, respectively.
          ProAssurance also granted Performance Shares awards to employees in 2008, 2007, and 2006 under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: PRA executive officers and other managers. The Performance Shares vest at the end of a three year service period if one of two Performance Measures is attained. For both groups one Performance Measure is achievement of a specified financial goal; the other Performance Measure requires achievement of a specified peer group ranking. The number of Performance Shares that vest if performance criteria are met can vary (from 75% to 125% of the target award) depending upon the degree to which Performance Measures are attained. The fair value of each Performance Share was estimated as the market value of ProAssurance’s common shares on the respective date of grant. The following table provides information regarding ProAssurance’s Performance Shares:

	Performance Shares
	2008	2007	2006

100% vesting date	12/31/2010	12/31/2009	12/31/2008
Shares awarded (target)	73,000	58,000	72,000
Grant date fair value	$54.28	$51.48	$51.38

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
13. Stock Options and Share-Based Payments (continued)
          At December 31, 2008, based on current achievement of the Performance Measures, it is estimated that approximately 250,000 Performance Shares, having an estimated grant date fair value of approximately $13.1 million, will ultimately vest. At December 31, 2008 the unrecognized compensation cost related to Performance Shares is estimated as $4.7 million and is expected to be recognized over a weighted average period of 1.5 years. Performance share forfeitures have not been significant.
14. Earnings Per Share
          The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	2008	2007	2006
	In thousands except per share data
Basic earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$177,725	$168,186	$126,984
Income from discontinued operations, net of tax	—	—	109,441

Net income	$177,725	$168,186	$236,425

Denominator:
Weighted average number of common shares outstanding	32,750	32,960	32,044

Basic earnings per share:
Income from continuing operations	$5.43	$5.10	$3.96
Income from discontinued operations	—	—	3.42

Net income	$5.43	$5.10	$7.38

Diluted earnings per share calculation:
Numerator:
Income from continuing operations, net of tax	$177,725	$168,186	$126,984
Effect of assumed conversion of contingently convertible debt instruments	1,484	2,967	2,967

Income from continuing operations-diluted computation	179,209	171,153	129,951
Income from discontinued operations, net of tax	—	—	109,441

Net income-diluted computation	$179,209	$171,153	$239,392

Denominator:
Weighted average number of common shares outstanding	32,750	32,960	32,044
Assumed conversion of dilutive stock options and issuance of performance shares, weighted for period outstanding	319	291	309
Assumed conversion of contingently convertible debt instruments, weighted for period outstanding	1,293	2,572	2,572

Diluted weighted average equivalent shares	34,362	35,823	34,925

Diluted earnings per share:
Income from continuing operations	$5.22	$4.78	$3.72
Income from discontinued operations	—	—	3.13

Net income	$5.22	$4.78	$6.85

          In accordance with SFAS 128 “Earnings per Share”, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed conversion of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. The average number of ProAssurance’s outstanding options that were not considered to be dilutive approximated 389,000 during 2008, 211,000 during 2007 and 180,000 during 2006.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
15. Benefit Plans
          ProAssurance currently maintains a defined contribution savings and retirement plan that is intended to provide retirement income to eligible employees. ProAssurance also maintains a non-qualified deferred compensation plan which allows participating management employees to defer a portion of their current salary. ProAssurance’s contribution to the savings and retirement plan was $3.5 million, $3.3 million and $3.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. ProAssurance’s contribution to the deferred compensation plan was approximately $288,000 for the year ended December 31, 2008, and $125,000 during each of the years ended December 31, 2007 and 2006. ProAssurance’s liability related to the deferred compensation plan consists primarily of employee salary deferrals and approximated $3.5 million at December 31, 2008 and $3.1 million at December 31, 2007.
          When acquired, PRA Wisconsin maintained defined contribution retirement benefit plans which were assumed by ProAssurance. On January 1, 2007 the PRA Wisconsin plans were merged into ProAssurance’s existing plan. ProAssurance incurred expense of approximately $205,000 in 2006 related to the PRA Wisconsin plan.
16. Statutory Accounting and Dividend Restrictions
          ProAssurance’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon statutory accounting practices prescribed or permitted by regulatory authorities. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes (b) certain deferred income taxes which are recorded under GAAP but not for statutory purposes and (c) for 2006, the recognition of statutory income from the sale of the MEEMIC companies which exceeded the gain recorded for GAAP purposes.
          The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2008 statutory capital for each of ProAssurance’s insurance subsidiaries was sufficient to satisfy regulatory requirements. Net earnings and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table. MEEMIC Insurance Company was sold in early 2006 (see Note 4); however, the table does include statutory income of approximately $282 million related to the sale of the MEEMIC companies. The table includes the statutory earnings of PRA Wisconsin in the year of acquisition and thereafter (see Note 3). The net earnings so included are the earnings for the statutory annual period. Consolidated net income, on a GAAP basis, includes the earnings of PRA Wisconsin only for the periods following acquisition (August 2006).

Net Earnings			Surplus
2008	2007	2006	2008	2007
In millions
$191	$171	$400	$1,084	$1,001
          ProAssurance’s insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $191 million during 2009 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
17. Variable Interest Entities
          ProAssurance holds passive interests in six limited partnerships/limited liability companies that are considered to be Variable Interest Entities (VIEs) under FIN 46(R) guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities under FIN 46(R). The entities are all non-public investment funds formed for the purpose of achieving diversified equity and debt returns. ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity. The interests were acquired at various times since January 1, 2001.
          ProAssurance’s investment in three of the entities represents an ownership interest of less than 7%. These interests are accounted for on the cost basis because ProAssurance has essentially no influence over the entity. These investments are included in Other Investments and total $31.0 million at December 31, 2008 and $34.0 million at December 31, 2007.
          ProAssurance’s investment in three of the entities represents an ownership interest of between 9% and 23%. Because ProAssurance is deemed to have a greater than minor interest in these entities, they are accounted for using the equity method. ProAssurance’s investment in these three entities totals $44.5 million and $26.8 million at December 31, 2008 and 2007, respectively, and is included in Investment in Unconsolidated Subsidiaries.
          ProAssurance also holds a direct and beneficial interest in certain high-yield asset-backed bonds contributed to an investment fund created for the purpose of managing such investments. The Company’s direct beneficial interest in the securities contributed to the fund qualifies as a silo under FIN 46(R). ProAssurance is considered the primary beneficiary of this silo, and therefore has consolidated its interest in these securities. The securities are included in Other Investments at fair value ($9.5 million and $16.2 million at December 31, 2008 and 2007, respectively). See Note 5.
          As discussed in Note 11, ProAssurance owns all voting securities in the Trusts associated with its TPS/TPS Debentures, but is the primary beneficiary of only one trust, Trust-1, which has been consolidated as of December 31, 2008. ProAssurance’s equity investment in Trust-2 totals $992,000 and is included in Other Assets.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008
18. Quarterly Results of Operations (unaudited)
          The following is a summary of unaudited quarterly results of operations for 2008 and 2007 (there were no discontinued operations in either period):

	2008
	1st	2nd	3rd	4th
	In thousands except per share data
Net premiums earned	$120,577	$115,768	$113,449	$109,484
Net losses and loss adjustment expenses
Current accident year	101,682	96,921	95,273	102,873
Prior accident years	(20,000)	(31,250)	(30,050)	(103,951)
Net income	35,868	43,318	22,247	76,292
Basic earnings per share	1.11	1.36	0.66	2.28
Diluted earnings per share	1.04	1.27	0.66	2.26

	2007
	1st	2nd	3rd	4th
	In thousands except per share data
Net premiums earned	$137,177	$132,663	$135,508	$128,165
Net losses and loss adjustment expenses
Current accident year	114,600	118,793	113,108	109,481
Prior accident years	(15,553)	(20,000)	(25,000)	(44,432)
Net income	36,090	37,621	43,112	51,363
Basic earnings per share	1.08	1.13	1.32	1.58
Diluted earnings per share	1.02	1.06	1.23	1.47
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.
19. Subsequent Event
          ProAssurance completed purchases of Georgia Lawyers Insurance Company (Georgia Lawyers) and Mid-Continent General Agency, Inc. (Mid-Continent) in the first quarter of 2009. Georgia Lawyers provides professional liability insurance for lawyers in the state of Georgia and reported premiums written of approximately $5.7 million in 2008 (unaudited). Mid-Continent is a Managing General Agent, based in Houston, Texas, producing approximately $26 million (unaudited) a year in premiums from ancillary healthcare providers and other professional liability coverages, including approximately $2.7 million (unaudited) of premium produced through ProAssurance.

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other Than Investments in Related Parties
December 31, 2008

			Amount
			Which is
	Recorded		Presented
	Cost	Fair	in the
Type of Investment	Basis	Value	Balance Sheet
	In thousands
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$678,968	$699,204	$699,204
States, municipalities and political subdivisions	1,222,604	1,228,338	1,228,338
Foreign governments	1,999	1,982	1,982
Public utilities	164,233	165,440	165,440
All other corporate bonds	936,717	866,304	866,304
Certificates of deposit	300	300	300

Total Fixed Maturities	3,004,821	2,961,568	2,961,568

Equity Securities, available-for-sale
Common Stocks:
Public utilities	107	105	105
Banks, trusts and insurance companies	514	634	634
Industrial, miscellaneous and all other	4,469	4,232	4,232
Non redeemable preferred stocks	2,859	2,010	2,010

Total Equity Securities, available-for-sale	7,949	6,981	6,981

Equity Securities, trading
Common Stocks:
Public utilities	963	851	851
Banks, trusts and insurance companies	1,492	1,131	1,131
Industrial, miscellaneous and all other	12,903	9,870	9,870

Total Equity Securities, trading	15,358	11,852	11,852

Other long-term investments(1)	164,546	147,781	153,545
Short-term investments	441,996	441,996	441,996

Total Investments	$3,634,670	$3,570,178	$3,575,942

(1)	Other investments include investments reported at cost and investments reported at fair value. Thus, the balance sheet amount is less than the “cost” column but greater than the “fair value” column.

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
ProAssurance Corporation – Registrant Only
Condensed Balance Sheets

	December 31
	2008	2007
	In thousands
Assets
Investment in subsidiaries, at equity	$1,265,452	$1,250,690
Fixed maturities available for sale, at fair value	12,101	62,493
Equity securities available for sale, at fair value	412	281
Equity securities, trading, at fair value	5,629	5,203
Short-term investments	131,647	71,181
Investment in unconsolidated subsidiaries	17,159	—
Cash and cash equivalents	3	3,680
Due from subsidiaries	33,613	18,848
Other assets	17,475	10,312

Total Assets	$1,483,491	$1,422,688

Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$36,914	$15,250
Long-term debt	22,992	152,368

Total Liabilities	59,906	167,618

Stockholders’ Equity:
Common stock	341	336
Other stockholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,423,244	1,254,734

Total Stockholders’ Equity	1,423,585	1,255,070

Total Liabilities and Stockholders’ Equity	$1,483,491	$1,422,688

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
ProAssurance Corporation – Registrant Only
Condensed Statements of Income

	Year Ended December 31
	2008	2007	2006
	In thousands
Revenues:
Investment income including net realized investment gains (losses) of $(3,379), ($405) and ($1,450), respectively	$(34)	$8,281	$6,407
Gain on extinguishment of debt	4,571	—	—
Other income (loss)	(2,734)	131	174

	1,803	8,412	6,581

Expenses:
Interest expense	5,815	9,204	9,063
Other expenses	5,157	4,269	3,538

	10,972	13,473	12,601

Income (loss) before income tax expense (benefit) and equity in net income of subsidiaries	(9,169)	(5,061)	(6,020)
Income tax expense (benefit)	(3,325)	(2,911)	(2,632)

Income (loss) before equity in net income of subsidiaries	(5,844)	(2,150)	(3,388)
Equity in net income of subsidiaries	183,569	170,336	239,813

Net income	$177,725	$168,186	$236,425

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
ProAssurance Corporation – Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
	2008	2007	2006
	In thousands
Cash provided (used) by operating activities	$9,603	$(21,175)	$2,529

Investing activities
Purchases of:
Fixed maturities, available for sale	(28,881)	(270,449)	(416,691)
Equity securities, available for sale	(354)	(291)	—
Cash investment in unconsolidated subsidiaries	(20,000)	—	—
Proceeds from sale of fixed maturities, available for sale	78,961	411,996	252,360
Net decrease (increase) in short-term investments	(64,717)	(45,228)	(15,217)
Dividends from subsidiaries	104,800	7,000	200,000
Contribution of capital to subsidiaries	(450)	(41,202)	(30,410)
Other	(3,608)	3,731	(2,794)

	65,751	65,557	(12,752)

Financing activities
Repurchase of treasury stock	(87,561)	(54,201)	—
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	8,023	11,175	7,702
Book overdraft	315	—	—
Other	192	1,958	1,453

	(79,031)	(41,068)	9,155

Increase (decrease) in cash and cash equivalents	(3,677)	3,314	(1,068)
Cash and cash equivalents, beginning of period	3,680	366	1,434

Cash and cash equivalents, end of period	$3	$3,680	$366

Significant non-cash transactions:
Extinguishment of debt as a result of Trust Preferred Securities reacquired by wholly owned subsidiaries — see Note 2	$23,403	$—	$—

Equity increase due to conversion of debt–see Notes 11 and 12 of the ProAssurance Consolidated Financial Statements	$112,478	$—	$—

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
          The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Holding) consolidated financial statements. At December 31, 2008 and 2007, PRA Holding’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
Acquisitions/Dispositions
          In August 2006 PRA Holding purchased Physicians Insurance Company of Wisconsin, Inc. (now PRA Wisconsin) The acquisition is described in Note 3 to the Consolidated Financial Statements. In January 2006 PRA Holding sold its indirect subsidiaries, MEEMIC Insurance Company and MEEMIC Insurance Services, as described in Note 4 to the Consolidated Financial Statements. The proceeds from the sale of $400 million were paid to an indirect subsidiary of PRA Holding.
2. Long-term Debt
          Outstanding long-term debt, as of December 31, 2008 and December 31, 2007, consisted of the following:

	2008	2007
	$ In thousands
Convertible Debentures due June 2023 but converted into common stock in July 2008. Unsecured, principal of $107.6 million bearing a fixed interest rate of 3.9%, net of unamortized discount of $1.6 million at December 31, 2007.	$—	$105,973

Trust Preferred Securities/Debentures due 2034, unsecured, bearing interest at a floating rate of 6% at December 31, 2008, rate adjusted quarterly (see below).	22,992	46,395

	$22,992	$152,368

          In 2008 wholly owned subsidiaries of ProAssurance reacquired outstanding Trust Preferred Securities having a face value of $23 million, which effectively extinguished the related Trust Preferred Debentures issued by PRA Holding. Trust Preferred amounts shown in the above table are shown net of the reacquired Trust Preferred Securities held by PRA Holding’s subsidiaries. A gain of $4.6 million was recognized on the extinguishment of the debt.
          See Note 11 of the Notes to the Consolidated Financial Statements of PRA Holding and its subsidiaries included herein for a detailed description of the terms of the long-term debt.
3. Related Party Transactions
          PRA Holding received dividends from its subsidiaries of $104.8 million, $7.0 million and $200.0 million during the years ended December 31, 2008, 2007 and 2006. PRA Holding contributed capital to its subsidiaries of $450,000, $41.2 million and $30.4 million during the years ended December 31, 2008, 2007 and 2006.

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Notes to Condensed Financial Statements of Registrant (continued)
4. Income Taxes
          Under terms of PRA Holding’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.
5. Commitments and Contingencies
          In October 2008, ProAssurance reached an agreement to acquire the PICA Group (PICA) through a cash sponsored demutualization, to be paid $135 million in cash, of which $15 million is to be in the form of a surplus contribution to PICA. The PICA transaction is expected to close in the second quarter of 2009. Additional information regarding the PICA transaction is provided in Note 10 to the Consolidated Financial Statements, included herein.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
Years Ended December 31, 2008, 2007 and 2006

	Continuing Operations
	2008	2007	2006
	In thousands
Deferred policy acquisition costs	$19,505	$22,120	$23,763
Reserve for losses and loss adjustment expenses	2,379,468	2,559,707	2,607,148
Unearned premiums	185,756	218,028	253,773
Net premiums earned	459,278	533,513	583,067
Net investment income	158,384	171,308	147,450
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	396,750	455,982	479,621
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(185,251)	(104,985)	(36,292)
Paid losses and loss adjustment expenses, net of reinsurance	(332,983)	(354,786)	(274,933)
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	45,880	52,855	56,944
Other underwriting, acquisition and insurance expenses	54,505	53,896	49,425
Net premiums written	429,007	506,397	543,376
Note: all amounts above are derived entirely from consolidated property and casualty entities.

ProAssurance Corporation and Subsidiaries
Schedule IV – Reinsurance
Years Ended December 31, 2008, 2007, and 2006

	Continuing Operations
	2008	2007	2006
	In thousands
Property and Liability(1)
Premiums earned	$503,607	$585,267	$627,148
Premiums ceded	(44,301)	(51,797)	(44,099)
Premiums assumed	(28)	43	18

Net premiums earned	$459,278	$533,513	$583,067

Percentage of amount assumed to net	(0.01%)	0.01%	0.00%

(1)	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit
Number	Description

2	Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule.

2.1	Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc. and NCP Merger Corporation, dated February 28, 2005, as amended (1)

2.2	Stock Purchase Agreement dated November 7, 2005, among Motors Insurance Corporation, MEEMIC Insurance Company, MEEMIC Insurance Services Corporation, MEEMIC Holdings, Inc. and ProAssurance Corporation (2)

2.3	Agreement and Plan of Merger, dated as of December 8, 2005, between ProAssurance and Physicians Insurance Company of Wisconsin, as amended February 14, 2006 (3)

2.4	Plan of Conversion of PICA as filed with the Illinois Director of Insurance on November 13, 2008 (4)

2.5	Stock Purchase Agreement executed by ProAssurance Corporation and PICA dated October 28, 2008 (4)

3.1(a)	Certificate of Incorporation of ProAssurance (5)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (6)

3.2	Second Restatement of the Bylaws of ProAssurance (7)

4	ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness.

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (8)*

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (6)*

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (9)*

10.3(a)	ProAssurance Corporation 2004 Equity Incentive Plan (11)*

10.3(b)	First amendment to 2004 Equity Incentive Plan (12)*

10.4	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (13) *:

Edward L. Rand, Jr. Howard H. Friedman Jeffrey P. Lisenby Darryl K. Thomas Frank B. O’Neil

10.5	Release and Severance Compensation Agreement effective as of January 1, 2008, between ProAssurance and Victor T. Adamo (13)*

10.6(a)	Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007 (14)*

10.6(b)	Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007) effective as of January 1, 2008 (13)*

10.7	Employment Agreement between ProAssurance and A. Derrill Crowe effective as of July 1, 2007 (15)*

10.8	Employment Agreement between ProAssurance and Paul R. Butrus dated as of January 1, 2008 (13)*

10.9	Consulting Agreement between ProAssurance and William J. Listwan (16) *

10.10	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance: (17)

Victor T. Adamo
   Lucian F. Bloodworth
   Paul R. Butrus
   A. Derrill Crowe
   Robert E. Flowers
   Howard H. Friedman
   Jeffrey P. Lisenby
   William J. Listwan
   John J. McMahon
   James J. Morello
   Drayton Nabers
   John P. North, Jr.
   Frank B. O’Neil
   Ann F. Putallaz
   Edward L. Rand, Jr.
   W. Stancil Starnes
   Darryl K. Thomas
   William H. Woodhams
   Wilfred W. Yeargan, Jr.

10.11	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (8)*

10.12	Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008 (13)*

10.13	Amendment and Restatement of Director Deferred Compensation Plan effective January 1, 2008 (13)*

10.14	ProAssurance Corporation 2008 Equity Incentive Plan (17)*

10.15	ProAssurance Corporation 2008 Annual Incentive Compensation Plan (18)*

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan, contact or arrangement required to be filed as an exhibit to this report.

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-124156) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(2)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 4, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(3)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-131874) and incorporated by reference pursuant to SEC Rule 12b-32.

(4)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(5)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC).

(6)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(7)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 21, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(8)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(9)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(10)	Filed as an Exhibit to Professionals Group’s Registration Statement on Form S-4 (File No. 333-3138) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(11)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(12)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(13)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(14)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 13, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(15)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on November 5, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(16)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(17)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the quarter ended December 31, 2002 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(18)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(19)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.