Form 10-Q
period 2009-03-31
PROASSURANCE CORP
filed 2009-05-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009 or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     As of April 24, 2009, there were 33,083,968 shares of the registrant’s common stock outstanding.

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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
•	general economic conditions, either nationally or in our market areas, that are different than anticipated;

•	regulatory, legislative and judicial actions or decisions could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation of state-sponsored malpractice insurance entities that could remove some physicians from the private insurance market;

•	the impact of deflation or inflation;

•	changes in the interest rate environment;

•	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, may have on the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, or the Securities and Exchange Commission;

•	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

•	the effects of changes in the health care delivery system;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

•	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

•	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

•	loss of independent agents;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain and recruit senior management;

•	our ability to purchase reinsurance and collect payments from our reinsurers;

•	increases in guaranty fund assessments;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	changes in competition among insurance providers and related pricing weaknesses in our markets; and

•	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31	December 31
(In thousands, except per share data)	2009	2008
Assets
Investments
Fixed maturities, available for sale, at fair value	$3,039,373	$2,961,568
Equity securities, available for sale, at fair value	4,793	6,981
Equity securities, trading, at fair value	11,533	11,852
Short-term investments	365,011	441,996
Business owned life insurance	63,862	63,440
Investment in unconsolidated subsidiaries	45,229	44,522
Other investments	44,270	45,583

Total Investments	3,574,071	3,575,942

Cash and cash equivalents	23,132	3,459
Premiums receivable	99,537	86,137
Receivable from reinsurers on paid losses and loss adjustment expenses	20,872	17,826
Receivable from reinsurers on unpaid losses and loss adjustment expenses	268,727	268,356
Prepaid reinsurance premiums	14,703	13,009
Deferred policy acquisition costs	23,282	19,505
Deferred taxes	124,105	138,034
Real estate, net	23,307	23,496
Goodwill	90,250	72,213
Other assets	60,081	62,961

Total Assets	$4,322,067	$4,280,938

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,372,788	$2,379,468
Unearned premiums	227,286	185,756
Reinsurance premiums payable	128,801	127,877

Total Policy Liabilities	2,728,875	2,693,101
Other liabilities	95,701	129,322
Long-term debt	35,427	34,930

Total Liabilities	2,860,003	2,857,353

Stockholders’ Equity
Common stock, par value $0.01 per share
100,000,000 shares authorized, 34,190,201 and 34,109,196 shares issued, respectively	342	341
Additional paid-in capital	520,364	518,687
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $(7,432) and $(19,328) respectively	(13,805)	(35,898)
Retained earnings	999,257	970,891

	1,506,158	1,454,021
Treasury stock, at cost, 1,106,233 shares and 763,316 shares, respectively	(44,094)	(30,436)

Total Stockholders’ Equity	1,462,064	1,423,585

Total Liabilities and Stockholders’ Equity	$4,322,067	$4,280,938

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts
Balance at December 31, 2008	$1,423,585	$(35,898)	$970,891	$488,592
Net income	28,366	—	28,366	--
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	22,093	22,093	—	--
Purchase of treasury stock	(18,642)	—	—	(18,642)
Treasury shares issued in acquisition (see Note 3)	5,161	—	—	5,161
Common shares issued as compensation and net effect of stock options exercised	188	—	—	188
Share-based compensation	1,313	—	—	1,313

Balance at March 31, 2009	$1,462,064	$(13,805)	$999,257	$476,612

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts
Balance at December 31, 2007	$1,255,070	$9,902	$793,166	$452,002
Net income	35,868	—	35,868	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	2,659	2,659	—	—
Purchase of treasury stock	(23,436)	—	—	(23,436)
Common shares issued as compensation and net effect of stock options exercised	3,254	—	—	3,254
Share-based compensation	2,440	—	—	2,440

Balance at March 31, 2008	$1,275,855	$12,561	$829,034	$434,260

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share data)	2009	2008
Revenues
Gross premiums written	$154,544	$160,266

Net premiums written	$142,387	$148,415

Premiums earned	$115,553	$132,018
Premiums ceded	(11,662)	(11,441)

Net premiums earned	103,891	120,577
Net investment income	34,569	41,059
Equity in earnings (loss) of unconsolidated subsidiaries	(1,428)	(1,946)
Net realized investment gains (losses)	(7,537)	(1,426)
Other income	1,474	1,362

Total revenues	130,969	159,626

Expenses
Losses and loss adjustment expenses	76,707	90,579
Reinsurance recoveries	(7,590)	(8,897)

Net losses and loss adjustment expenses	69,117	81,682
Underwriting, acquisition and insurance expenses	23,979	26,243
Interest expense	627	2,422

Total expenses	93,723	110,347

Income before income taxes	37,246	49,279

Provision for income taxes
Current expense (benefit)	6,082	5,365
Deferred expense (benefit)	2,798	8,046

	8,880	13,411

Net income	$28,366	$35,868

Earnings per share:
Basic	$0.85	$1.11

Diluted	$0.84	$1.04

Weighted average number of common shares outstanding:
Basic	33,367	32,182

Diluted	33,609	35,068

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	March 31
	2009	2008
Comprehensive income:
Net income	$28,366	$35,868
Decrease in net unrealized losses on investments, after tax, net of reclassification adjustments	22,093	2,659

Comprehensive income	$50,459	$38,527

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2009	2008
Operating Activities
Net income	$28,366	$35,868
Depreciation and amortization	4,052	3,756
Net realized investment (gains) losses	7,537	1,426
Share-based compensation	1,314	2,440
Deferred income taxes	2,798	8,046
Changes in assets and liabilities, net of the effects of acquisitions:
Premiums receivable	(13,603)	(7,293)
Reserve for losses and loss adjustment expenses	(12,496)	(4,304)
Unearned premiums	38,959	27,994
Reinsurance related assets and liabilities	(2,284)	5,257
Other liabilities	(46,393)	(20,130)
Other	(218)	8,265

Net cash provided by operating activities	8,032	61,325

Investing Activities
Purchases of:
Fixed maturities available for sale	(182,191)	(276,176)
Equity securities available for sale	(38)	(2,346)
Equity securities trading	(1,478)	(2,288)
Other investments	(106)	(277)
Cash invested in unconsolidated subsidiaries	(2,135)	(20,960)
Proceeds from sale or maturities of:
Fixed maturities available for sale	137,831	282,155
Equity securities available for sale	333	196
Equity securities trading	144	463
Other investments	697	1,886
Net (increase) decrease in short-term investments	81,872	(54,119)
Cash paid for acquisitions, net of cash received	(3,900)	—
Other	1,931	4,144

Net cash provided (used) by investing activities	32,960	(67,322)

Financing Activities
Repurchase of treasury stock	(18,642)	(23,436)
Book overdraft	(2,677)	13,501
Other	—	24

Net cash provided (used) by financing activities	(21,319)	(9,911)

Increase (decrease) in cash and cash equivalents	19,673	(15,908)
Cash and cash equivalents at beginning of period	3,459	30,274

Cash and cash equivalents at end of period	$23,132	$14,366

Significant Non-cash Transactions:
Treasury stock issued in acquisition	$5,161	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2008 report on Form 10-K.
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.
Accounting Changes
     FASB Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No.99-20, was issued in January 2009 to amend the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. EITF 99-20 specifies that an impairment is considered other-than-temporary if, based on an estimate of cash flows that a market participant would use in determining the current fair value, there has been an adverse change in those estimated cash flows. FSP EITF 99-20-1 alters this guidance by specifying that an impairment be considered other-than-temporary if it is “probable” there has been an adverse change in the holder’s estimated cash flows from those previously projected. ProAssurance adopted FSP EITF 99-20-1 as of December 31, 2008 and considered the guidance provided therein in its impairment evaluations performed as of December 31, 2008 and March 31, 2009. There was no material effect from adoption.
     In May 2008 the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which alters the accounting for Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is applicable to the Convertible Debentures which ProAssurance converted in July 2008. ProAssurance adopted FSP APB 14-1 on its effective date January 1, 2009. The adoption of FSP APB 14-1 has no effect on 2009 operating results because no convertible debt has been outstanding during 2009. The cumulative effect of adoption, which would be an increase to additional paid-in capital of $65,000 and an offsetting decrease to retained earnings of the same amount, has not been recorded because the effect is immaterial and would not change total stockholders’ equity.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
1. Basis of Presentation (continued)
     In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ProAssurance adopted SFAS 160 on its effective date, January 1, 2009. Adoption did not have a significant effect on ProAssurance’s results of operations or financial position.
     In December 2007 the FASB issued SFAS 141 (Revised December 2007) Business Combinations. SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141(R) provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ProAssurance adopted SFAS 141(R) as of its effective date, January 1, 2009. ProAssurance accounted for its acquisitions of Mid-Continent General Agency, Inc. (Mid-Continent) and Georgia Lawyers Insurance Company (Georgia Lawyers) during the first quarter of 2009 in accordance with SFAS 141(R).
Recent Accounting Developments
On April 9, 2009 the FASB issued three related FSPs:

(1)	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

This FSP clarifies factors to be considered in determining whether there has been a significant decrease in market activity for an asset in relation to normal activity. The FSP provides additional guidance on when the use of multiple (or different) valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The FSP also establishes a requirement that conclusions about whether transactions are orderly be based on the weight of the evidence. Entities are required to disclose any changes to valuation techniques (and related inputs) that result from a conclusion that markets are not orderly and to disclose the effect of the change, if practicable.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
1. Basis of Presentation (continued)
(2)	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

This FSP replaces existing guidance that requires an impairment of a debt security be considered as other-than-temporary unless management is able to assert both the intent and the ability to hold the impaired security until recovery of value. The revised guidance establishes new criteria that must be met to avoid classification of an impairment as other-than-temporary: an entity must assert it has no intent to sell the security and that it is more likely than not that the entity will not be required to sell the security before recovery of its anticipated amortized cost basis.

The FSP also establishes the concept of credit loss. Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The FSP states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions of the FSP require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.”

(3)	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

This FSP amends FAS 107 to require publicly traded companies to provide disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB 28 to require that fair value disclosures be included in any summarized financial information issued at interim reporting periods.
     Each of these FSPs is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 permitted in specified groupings. ProAssurance has elected to adopt the FSPs on the effective date but has not yet completed its evaluation of the effects of adoption.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
2. Fair Value Measurement
     Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined by SFAS 157 as follows:

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
     The following tables present information about ProAssurance’s assets measured at fair value on a recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. No liabilities are measured at fair value at March 31, 2009. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized in the table based on the lowest level input that is significant to the fair value measurement in its entirety. ProAssurance’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets being valued.
     Assets measured at fair value on a recurring basis as of March 31, 2009 are as follows:

	March 31, 2009
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
Government/Government agencies	$—	$208,654	$—	$208,654
State and municipal bonds	—	1,336,377	9,581	1,345,958
Corporate bonds	101	663,826	28,303	692,230
Asset-backed securities	—	791,771	760	792,531
Equity securities, available for sale	4,721	—	72	4,793
Equity securities, trading	11,533	—	—	11,533
Short-term investments(1)	294,156	70,855	—	365,011
Other investments(2)	—	—	13,173	13,173

Total assets	$310,511	$3,071,483	$51,889	$3,433,883

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Our other investments include investments of $31.1 million accounted for using the cost method that are not included in the table above.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
2. Fair Value Measurement (continued)
     Level 3 assets in the previous table consist primarily of auction rate municipal bonds (included in State and Municipal bonds), private placement senior notes (included in Corporate bonds), asset-backed securities (as shown in the above table) and a beneficial interest in asset-backed securities held in a private investment fund (included in Other Investments).
     The auction rate municipal bonds are rated A or better. The private placement senior notes are unconditionally guaranteed by large regional banks rated A or better. The asset-backed securities have a weighted average rating of AA or better, and are collateralized by a timber trust. The fair values of these three types of assets are primarily derived using pricing models, which may require multiple market input parameters, considered appropriate for the asset being valued.
     The asset-backed securities held in a private investment fund are primarily backed by manufactured housing, recreational vehicle receivables, and subprime securities, have an average rating of B, and are valued using a broker dealer quote.
     The following table presents additional information about assets measured at fair value using Level 3 inputs for the three months ended March 31, 2009:

	Fair Value Measurements
	Asset-		State and		Other
	backed	Corporate	Municipal	Equity	Invested
(In thousands)	Securities	Bonds	Bonds	Securities	Assets	Total
Balance January 1, 2009	$1,327	$36,472	$—	$357	$14,576	$52,732

Total gains (losses), realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(327)	—	(285)	(536)	(1,148)
Included in other comprehensive income	(31)	(61)	(443)	—	(762)	(1,297)
Purchases, sales or settlements	(21)	(5,781)	—	—	(105)	(5,907)
Transfers in	—	2,000	10,024	—	—	12,024
Transfers out	(515)	(4,000)	—	—	—	(4,515)

Balance March 31, 2009	$760	$28,303	$9,581	$72	$13,173	$51,889

The amount of total gains (losses) for the quarter ended March 31, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2009	$—	$—	$—	$(285)	$(536)	$(821)

     Certain municipal bonds in the portfolio are not widely traded. When observable inputs (Level 2) are not available such bonds have been valued using either a pricing model or a single dealer quote. Trades of these bonds by market participants were not completed during the quarter, which provided fewer inputs for establishing the fair value of these municipal bonds as of March 31, 2009. The municipal bond transfers into Level 3 of $10 million are due to the non-availability of Level 2 inputs for these bonds.
     During the first quarter of 2009, a $4 million private placement bond had more Level 2 inputs as compared to market activity than in 2008. It was a new issue during 2008 and did not trade frequently enough to have inputs to qualify as Level 2. Also, a corporate bond totaling $2 million was valued using a single broker dealer quote because a value based on observable inputs could not be obtained from the independent pricing service, Interactive Data Corporation (IDC), that had provided such data at December 31, 2008.
     Asset-backed securities having a value of $515,000 were transferred to Level 2 from Level 3 because IDC began providing values for the securities based upon observable inputs. Such information was not available in the prior period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
3. Acquisitions
     ProAssurance acquired 100% of the outstanding shares of Mid-Continent and Georgia Lawyers during the first quarter of 2009 as a means of expanding its professional liability business. Both acquisitions have been accounted for as purchase transactions in accordance with SFAS 141(R) and related FSPs. Assets acquired and liabilities assumed were recorded based on estimated fair values as of the date of acquisition. The excess of the purchase price over the fair values of the identifiable net assets acquired was recognized as goodwill totaling $18.0 million for the two acquisitions. Approximately $1 million of the goodwill is not expected to be tax deductible. The acquisitions were not material to ProAssurance individually or in the aggregate. A portion of the consideration given in these acquisitions was 100,533 ProAssurance common shares, reissued from treasury stock. The shares, which had a cost basis of approximately $5.0 million, were valued at $5.2 million, based on the market value of ProAssurance common shares on the date of closing.
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,046,653	$82,575	$(89,855)	$3,039,373
Equity securities	6,984	383	(2,574)	4,793

	$3,053,637	$82,958	$(92,429)	$3,044,166

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities	$3,004,821	$58,135	$(101,388)	$2,961,568
Equity securities	7,949	558	(1,526)	6,981

	$3,012,770	$58,693	$(102,914)	$2,968,549

     ProAssurance maintains a direct beneficial interest in a private investment fund focused on managing high yield asset-backed bonds. The securities held in the fund are included in Other Investments, at fair value totaling $8.1 million at March 31, 2009 (recorded cost basis of $19.9 million).
     Proceeds from sales of fixed maturities and equity securities during the three months ended March 31, 2009 and 2008 are $51.2 million and $126.6 million, respectively.
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended
(In thousands)	March 31
	2009	2008

Gross realized gains	$2,750	$401
Gross realized (losses)	(586)	(84)
Other-than-temporary impairment (losses)	(8,048)	(857)
Trading portfolio net gains (losses)	(1,653)	(886)

Net realized investment gains (losses)	$(7,537)	$(1,426)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
4. Investments (continued)
     Other-than-temporary impairment losses for the first quarter of 2009 included $2.5 million related to asset-backed bonds, $1.5 million related to corporate bonds, $0.4 million related to our equity holdings, $3.1 million related to a reduction of the amount expected to be received from the dissolution of the Reserve Primary Fund, and $0.5 million related to other investments.
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
     Amortization of deferred acquisition costs are $10.1 million and $12.2 million for the three months ended March 31, 2009 and 2008, respectively.
7. Reserves for Losses and Loss Adjustment Expenses
     The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
     ProAssurance recognized favorable net loss development of $18.5 million related to previously established reserves for the three months ended March 31, 2009. The favorable net loss development reflects reductions in the Company’s estimates of claim severity, principally for the 2004 through 2007 accident years.
     For the three months ended March 31, 2008, ProAssurance recognized favorable net loss development of $20.0 million to reflect reductions in estimated claim severity principally for accident years 2003 through 2006.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
8. Long-term Debt
     Outstanding long-term debt, as of March 31, 2009 and December 31, 2008, consists of the following:

(In thousands)	2009	2008

Trust Preferred Securities/Debentures due 2034, unsecured, bearing interest at a floating rate of 5.09% at March 31, 2009, rate adjusted quarterly.	$22,992	$22,992

Surplus Notes due May 2034, unsecured, principal of $12 million, net of unamortized discount of $25,000 and $62,000 at March 31 2009 and December 31, 2008, respectively, bearing a fixed interest rate of 7.7%, until May 2009, when the rate converts to a floating rate of LIBOR plus 3.85%, adjusted quarterly.	11,975	11,938

Surplus Note due February 2012, unsecured, principal of $517,000, net of discount of $58,000 at March 31, 2009, bearing interest at the prime rate, paid and adjusted quarterly.	460	—

	$35,427	$34,930

2012 Surplus Note
     In connection with the acquisition of Georgia Lawyers, ProAssurance issued a surplus note (the 2012 Surplus Note) due February 2012. The 2012 Surplus Note is the unsecured obligation of ProAssurance. Under the agreement ProAssurance may repay the note, plus any accrued and unpaid interest at any time without penalty or fee. Interest is payable based on the prime rate, adjusted quarterly.
     The 2012 Surplus Note was recorded at fair value on the acquisition date estimated in accordance with the purchase accounting requirement of SFAS 141(R). The resulting discount recorded at the acquisition date totaled $58,000 and is being amortized over the remaining expected life of the debt using the effective interest method. Such amortization is recorded in the financial statements as additional interest expense.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 11 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2008 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
9. Stockholders’ Equity
     At March 31, 2009 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. As of March 31, 2009 the Board of Directors has not approved the issuance of preferred stock.
     ProAssurance repurchased approximately 443,000 common shares, having a total cost of $18.6 million, during the three months ended March 31, 2009. ProAssurance repurchased approximately 445,000 common shares, having a total cost of $23.4 million, during the three months ended March 31, 2008. ProAssurance reissued 100,533 treasury shares, having a cost basis of approximately $5.0 million, during the first quarter of 2009 as a part of the consideration for acquisitions completed in the quarter. The Board of Directors of ProAssurance authorized $150 million in April 2007 and $100 million in August 2008 for the repurchase of common shares or the retirement of outstanding debt. Approximately $55.8 million of the amounts previously authorized by the Board remains available for use at March 31, 2009.
     Share-based compensation expense is approximately $1.3 million with a related tax benefit of approximately $460,000 for the three months ended March 31, 2009. Share-based compensation expense is approximately $2.4 million with a related tax benefit of approximately $837,000 for the three months ended March 31, 2008.
     ProAssurance granted approximately 29,000 shares of restricted stock to certain employees on February 26, 2009. The awards cliff vest on February 26, 2012 based on a service requirement. The fair value of each restricted share was estimated as $47.70, equal to the market value of a ProAssurance common share on the date of grant.
     ProAssurance issued approximately 44,000 common shares related to performance share awards granted in 2006. The awards were issued at the maximum level (125% of target) based on performance levels achieved. Cash was given in lieu of shares sufficient to satisfy required tax withholdings. ProAssurance granted approximately 71,000 (target) Performance Shares awards to employees during the first quarter of 2009. The Performance Shares cliff vest on December 31, 2011 based upon requirements for continued service and achievement of specified performance goals. The number of shares ultimately awarded can vary from 75% to 125% of the target award depending upon the degree to which goals are achieved. The fair value of each Performance Share was estimated as $47.70, equal to the market value of a ProAssurance common share on the date of grant.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
10. Commitments and Contingencies
     As a result of the acquisition of NCRIC Corporation in 2005, ProAssurance assumed the risk of loss for a judgment entered against PRA National on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment). The judgment was appealed to the District of Columbia Court of Appeals, which affirmed the judgment in October 2008 and denied PRA National’s petition for rehearing in January 2009. ProAssurance included a liability of $19.5 million related to the judgment and post trial interest as a component of the fair value of assets acquired and liabilities assumed in the allocation of the NCRIC purchase price in 2005, and has continued to accrue post trial interest. In April 2009 the judgment and post trial interest, $20.8 million in total, were paid in full.
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
     The acquisition of Podiatry Insurance Company of America (PICA) closed on April 1, 2009. In accordance with the acquisition agreement, ProAssurance paid $120 million directly to PICA policyholders and contributed $15 million to PICA surplus for premium credits usable by eligible PICA policyholders over a three year period beginning in 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended
(In thousands, except per share data)	March 31
	2009	2008
Basic earnings per share calculation:
Numerator:
Net income	$28,366	$35,868

Denominator:
Weighted average number of common shares outstanding	33,367	32,182

Basic earnings per share	$0.85	$1.11

Diluted earnings per share calculation:
Numerator:
Net income	$28,366	$35,868
Effect of assumed conversion of contingently convertible debt	—	742

Net income—diluted computation	$28,366	$36,610

Denominator:
Weighted average number of common shares outstanding	33,367	32,182
Assumed exercise of dilutive stock options and issuance of performance shares	242	314
Assumed conversion of contingently convertible debt	—	2,572

Diluted weighted average equivalent shares	33,609	35,068

Diluted earnings per share	$0.84	$1.04

     In accordance with SFAS 128, Earnings Per Share, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. Approximately 491,000 and 328,000 of ProAssurance’s outstanding options were not considered to be dilutive during the three-month periods ended March 31, 2009 and 2008, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
12. Subsequent Event
     ProAssurance acquired PICA on April 1, 2009 through a cash sponsored demutualization. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and provided a $15 million cash surplus contribution to offset the impact of premium credits to be given to eligible policyholders over a three year period beginning in 2010. Shortly after the transaction closed, ProAssurance provided PICA with an additional $15 million surplus contribution to support its ongoing operations. PICA primarily provides professional liability insurance to podiatric physicians throughout the United States and had gross written premium of approximately $96 million in 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as ProAssurance’s Annual Report on Form 10K for the year ended December 31, 2008, which includes a glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, “PRA,” “we,” “us” and “our” refers to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
Critical Accounting Estimates
     Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
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
     We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2009 all ceded contracts are accounted for as risk transferring contracts.
     Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms of our reinsurance agreements. Our assessment of the collectability of the recorded amounts receivable from reinsurers considers the payment history of the reinsurer, publicly available financial and rating agency data, our interpretation of the underlying contracts and policies, and responses by reinsurers. Appropriate reserves are established for any balances we believe may not be collected.
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
Investment Valuations
     Virtually all of our financial assets are comprised of investments recorded at fair value. We determine fair value in accordance with SFAS 157, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value. For example, a quoted market price for an actively traded security on an established trading exchange is considered the most transparent (observable) input used to establish a fair value for that security and is classified as a Level 1 in the fair value hierarchy. An investment valued using multiple broker dealer quotes is considered to be valued using observable input that is not as transparent as a quoted market price on an exchange and is classified as a Level 2. An investment valued using either a single broker dealer quote or based on a cash flow valuation model is considered to be valued based on limited observable input and a significant amount of judgment and is classified as Level 3. See Note 2 to the Condensed Consolidated Financial Statements.
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
     For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from IDC. Our Level 3 assets, which primarily are private placements and limited partnerships, are valued by management either using non-binding broker quotes or pricing models that utilize market based assumptions which have limited observable inputs including treasury yield levels, issuer spreads and non-binding broker quotes. The valuation techniques involve some degree of judgment. Approximately $52 million (2% of investments recorded at fair value) are valued in this manner.
     Most of our investments recorded at fair value are considered available-for-sale with a small portion classified as trading. For investments considered available-for-sale, changes in the fair value are recognized as unrealized gains and losses and are included, net of related tax effects, in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on these investments are recognized in earnings in the period the investment is sold or an other-than-temporary impairment (OTTI) is deemed to have occurred. Changes in the fair value of investments considered as trading are recorded in realized investment gains and losses in the current period.
     We also have other investments, primarily comprised of equity interests in private investment funds (non-public investment partnerships and limited liability companies), $45.2 million of which are accounted for using the equity method and $31.0 million of which are carried at cost. We evaluate these investments for OTTI by considering any declines in fair value below the recorded value. Determining whether there has been a decline in fair value involves assumptions and estimates as there are typically no observable inputs to determine the fair value of these investments.
     We evaluate all our investments on at least a quarterly basis for declines in fair value that represent OTTI. Some of the factors we consider in the evaluation of our investments are:
•	the extent to which the fair value of an investment is less than its recorded basis;

•	the length of time for which the fair value of the investment has been less than its recorded basis;

•	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available;

•	third party research and credit rating reports;

•	the extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

•	the extent to which we believe market assessments of credit risk for a specific investment or category of investments are either well founded or are speculative;

•	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure;

•	for asset-backed securities: the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
     Determining whether a decline in the fair value of investments is an OTTI may also involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets or during periods of market dislocation. For example, assessing the value of certain investments requires us to perform an analysis of expected future cash flows or prepayments. For investments in tranches of structured transactions, we are required to assess the credit worthiness of the underlying investments of the structured transaction.
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
Goodwill
     We make at least an annual assessment as to whether the value of our goodwill assets is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. In assessing goodwill, management estimates the fair value of the reporting unit and compares that estimate to external indicators such as market capitalization. We did not record any impairment of goodwill as of our last evaluation date, October 1, 2008, and do not believe there has been any change of events or circumstances that would indicate that a re-evaluation of goodwill is required as of March 31, 2009.
Recent Accounting Pronouncements and Guidance

On April 9, 2009 the FASB issued three related FASB Staff Positions (FSPs):

(1)	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

This FSP clarifies factors to be considered in determining whether there has been a significant decrease in market activity for an asset in relation to normal activity. The FSP provides additional guidance on when the use of multiple (or different) valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The FSP also establishes a requirement that conclusions about whether transactions are orderly be based on the weight of the evidence. Entities are also required to disclose any changes to valuation techniques (and related inputs) that result from a conclusion that markets are not orderly and to disclose the effect of the change, if practicable.

(2)	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

This FSP replaces existing guidance that requires an impairment of a debt security be considered as other-than-temporary unless management is able to assert both the intent and the ability to hold the impaired security until recovery of value. The revised guidance establishes new criteria that must be met to avoid classification of an impairment as other-than-temporary: an entity must assert it has no intent to sell the security and that it is more likely than not that the entity will not be required to sell the security before recovery of its anticipated amortized cost basis.

The FSP also establishes the concept of credit loss. Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The FSP states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions of the FSP require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if any entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”.

(3)	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

This FSP amends FAS 107 to require publicly traded companies to provide disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB 28 to require that fair value disclosures also be included in any summarized financial information issued at interim reporting periods.
     Each of these FSPs is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 permitted in specified groupings. We have elected to adopt the FSPs on the effective date but have not yet completed our evaluation of the effects of adoption.
Accounting Changes
     In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which alters the accounting for Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is applicable to the Convertible Debentures which we converted in July, 2008. ProAssurance adopted FSP APB 14-1 on its effective date, January 1, 2009. The adoption of FSP APB 14-1 has no effect on our 2009 operating results because we did not have any convertible debt outstanding during 2009. We did not record the cumulative effect of adoption — estimated as a $65,000 increase to additional paid-in capital and a corresponding decrease to retained earnings — because the effect is immaterial and does not change total stockholders’ equity.

     In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We adopted SFAS 160 on its effective date, January 1, 2009. Adoption did not have a significant effect on our results of operations or financial position.
     In December 2007 the FASB issued SFAS 141 (Revised December 2007), Business Combinations. SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141(R) provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the Statement as of its effective date, January 1, 2009.
     FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No 99-20, was issued in January 2009 to amend the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. EITF 99-20 specifies that an impairment is considered other-than-temporary if, based on an estimate of cash flows that a market participant would use in determining the current fair value, there has been an adverse change in those estimated cash flows. FSP EITF 99-20-1 alters this guidance by specifying that an impairment be considered other-than- temporary if it is “probable” there has been an adverse change in the holder’s estimated cash flows from those previously projected. We adopted FSP EITF 99-20-1 as of December 31, 2008 and considered the guidance provided therein in our impairment evaluations performed as of December 31, 2008 and March 31, 2009. There was no material effect from adoption.
Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I of our 2008 Form 10K, and in Note 16 of our Notes to the Consolidated Financial Statements included therein, for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2009. At March 31, 2009 we held cash and investments of approximately $197 million outside of our insurance subsidiaries that are available for use without regulatory approval. Subsequent to the end of the quarter, we used $120 million of our available cash in the ProAssurance-sponsored demutualization of PICA Group (PICA) that closed April 1, 2009. We also made surplus contributions totaling $30 million to PICA in April 2009, $15 million of which was made pursuant to the purchase agreement to offset the impact to PICA of premium credits that will go to eligible policyholders for three years beginning in 2010. The remaining $15 million is to support PICA’s ongoing operations.
Acquisitions
     We acquired 100% of the outstanding shares of Mid-Continent and Georgia Lawyers during the first quarter of 2009 as a means of expanding our professional liability business. The acquisitions were not material to ProAssurance individually or in the aggregate. See Note 3 to the Condensed Consolidated Financial Statements for additional information regarding acquisitions.

Cash Flows
     The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities provided positive cash flows of approximately $8.0 million and $61.3 million for the three months ended March 31, 2009 and 2008, respectively.
     As shown in the table below, the decline in operating cash flows during the first quarter of 2009 as compared to the same period in 2008 is principally attributable to higher income tax payments (resulting from an increase in taxable income in the fourth quarter of 2008 as compared to 2007) and lower reimbursements from reinsurers.

Year-to-date
Cash Flow
Increase (Decrease)
(In millions)	2009 vs. 2008

Lower premium receipts due to the decline in premiums written	$(8)

Decrease in net premium payments to reinsurers	4

Decrease in losses paid	6

Decrease in reinsurance recoveries	(21)

Increase in Federal income tax payments	(28)

Other amounts not individually significant, net	(6)

Net decrease in operating cash flows	$(53)

     Two metrics commonly used to analyze the operating cash flows of insurance companies are the net paid-to-incurred ratio and the net paid loss ratio.

	Three Months Ended
	March 31
	2009	2008
Net paid-to-incurred ratio	116.5%	108.5%
Net paid loss ratio	77.5%	73.5%
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
     While net paid losses decreased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, both the net paid loss ratio and net paid-to-incurred ratio increased. The increase in the net paid-to-incurred ratio is caused by the decline in incurred losses, the denominator of the ratio. Likewise, the increase in the net paid loss ratio is caused by the decline in earned premiums, the denominator of the ratio.

     We believe the net loss ratio (net incurred losses divided by net earned premium) is a more meaningful indicator of the adequacy of our premium revenues. Our net loss ratio for the first quarter of 2009 is 66.5% as compared to 67.7% for the first quarter of 2008.
     Losses paid in 2009 have not, as a whole, exceeded amounts reserved for those losses as of December 31, 2008, nor has the payment of losses accelerated in an unexpected manner. In the contractual obligations table included in Part II of our December 31, 2008 Form 10K we projected, largely based on historical payment patterns, that we would pay gross losses of $520 million during 2009 related to the reserves that were established at December 31, 2008. Through March 31, 2009, our gross loss payments total approximately $89 million, which, when annualized, is slightly lower than the amount estimated for purposes of the table.

Investment Exposures
     The following table provides summarized information regarding our investments as of March 31, 2009:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Average	% Total
(In thousands)	Value	Gains	Losses	Rating	Investments
Fixed Maturities:
Government
U.S. Treasury	$128,963	$4,556	$(173)	AAA	4%
U.S. Agency	79,691	3,601	—	AAA	2%

Total government	208,654	8,157	(173)	AAA	6%

State and Municipal Bonds	1,345,958	41,057	(10,762)	AA	38%

Corporate Bonds
Financial institutions	247,520	2,631	(25,219)	A	7%
FDIC insured	59,430	561	—	AAA	2%
Communications	41,761	823	(1,443)	BBB+	1%
Utilities	48,339	895	(804)	A	1%
Consumer cyclical	12,509	64	(3,207)	BBB-	—
Consumer non-cyclical	18,805	53	(2,407)	BBB-	1%
Energy	39,713	810	(993)	BBB	1%
Basic materials	9,050	139	(1,391)	BBB+	—
Industrial	201,090	4,068	(5,284)	A	6%
Technology	526	—	(388)	B+	—
Other	13,487	37	(56)	AA-	—

Total corporate bonds	692,230	10,081	(41,192)	A	19%

Asset-backed Securities
Agency mortgage-backed securities	502,383	21,024	—	AAA	14%
Non-agency mortgage-backed securities	41,623	1,135	(4,786)	AA	1%
Subprime	8,147	—	(4,444)	AA+	—
Alt-A	10,327	426	(902)	AA-	—
Commercial mortgage-backed securities	163,438	5	(22,979)	AAA	5%
Credit card	33,638	223	(353)	AAA	1%
Automobile	24,997	111	(2,931)	AA-	1%
Other	7,978	356	(1,333)	AA-	—

Total asset-backed securities	792,531	23,280	(37,728)	AAA	22%

Total fixed maturities	3,039,373	82,575	(89,855)	AA	85%

Equities
Equity—common
Financial	2,541	81	(50)		—
Energy	3,490	1	(3)		—
Consumer cyclical	932	19	(62)		—
Consumer non-cyclical	3,266	107	(91)		—
Technology	1,578	58	(203)		—
Industrial	1,128	105	(37)		—
All other	2,305	12	(78)		—

Total equities—common	15,240	383	(524)		—
Equity—preferreds	1,086	—	(2,050)		—

Total equities	16,326	383	(2,574)		1%

Other Investments
High yield asset-backed securities	8,131	—	(11,763)		—
Federal Home Loan Bank capital stock	5,042	—	—		—
Private fund—primarily invested in distressed debt	23,073	—	—		1%
Private fund—primarily invested in long/short equities	6,010	—	—		—
Other	2,014	—	—		—

Total other investments	44,270	—	(11,763)		1%

BOLI	63,862	—	—	AA	2%

Investment in Unconsolidated Subsidiaries
Private fund—primarily invested in high yield	27,876	—	—		1%
asset-backed securities
Private fund—primarily invested in long/short equities	12,296	—	—		—
Private fund—primarily invested in equities	5,057	—	—		—

Total investment in unconsolidated subsidiaries	45,229	—	—		1%

Short Term	365,011	—	—		10%

Total Investments	$3,574,071	$82,958	$(104,192)		100%

     A complete listing of our investment holdings as of March 31, 2009 is presented as “Supplemental Investor Information” in the “For Investors” section of our website, www.ProAssurance.com.
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. At least $50 million of our investments mature or are paid down in a given quarter and are available, if needed, to meet our cash flow requirements. At our insurance subsidiaries’ level, the primary outflow of cash is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     We held cash and short-term securities of $388.1 million at March 31, 2009 as compared to $445.5 million at December 31, 2008. During 2008 we held additional highly liquid assets in response to the instability of the credit markets to maintain maximum liquidity. We began investing in additional fixed maturities as credit markets stabilized during the first quarter of 2009.
     The weighted average effective duration of our fixed maturity securities at March 31, 2009 is 3.8 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.4 years.
     Our investment portfolio continues to be composed of high quality fixed income securities with approximately 98% of our fixed maturities being either United States government agency or investment grade securities as determined by national rating agencies.
     At March 31, 2009 we continue to hold fixed maturity securities in an unrealized loss position with pretax net unrealized losses of approximately $7 million as compared to pretax net unrealized losses of $43 million as of December 31, 2008. The improvement in net unrealized losses is primarily due to a reduction in credit spreads, particularly with respect to state and municipal securities, offset somewhat by the impact of slightly higher rates. We consider the declines in value to be temporary because we have the intent, and, due to the duration of our overall portfolio and positive cash flows, we have the ability to hold the securities to recovery of book value or maturity.
     At March 31, 2009 we held asset-backed securities with a fair value of $792.5 million (recorded cost basis of $807.0 million). In the first quarter of 2009, we realized $2.5 million of losses on asset-backed securities primarily relating to mortgage-backed securities impacted by the deterioration of the housing market. In performing our OTTI assessment of mortgage-backed securities, management projects expected cash flows, making assumptions regarding expected foreclosure rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an OTTI is realized for the difference between the book value and fair value of the security in accordance with generally accepted accounting principles. In some cases, the impairment loss is greater than the projected loss because market values are depressed as a result of market uncertainty and an aversion to risk by market participants. If we continue to hold these securities, and our estimates of projected loss prove over time to be accurate, the economic loss that we ultimately realize will be less than the impairment loss that has been recorded. Conversely, because our judgments about future foreclosure rates, the timing of expected cash flows and the estimated value of collateral may not prove over time to be accurate, we may experience losses on asset-backed securities that we are not currently projecting.
     Mortgage-backed securities are generally categorized according to the expected credit quality of underlying mortgage loans. Generally, subprime loans are issued to borrowers with lower credit ratings while Alt-A borrowers have better credit ratings but the mortgage loan is of a type regarded as having a higher risk profile. As of March 31, 2009, we directly hold securities with a fair value of approximately $8.1 million (recorded cost basis of approximately $12.6 million and rated: 60% AAA, 24% AA, 11% A, 5% BBB or below) and a beneficial interest in securities with a fair value of approximately $592,000 (recorded cost basis of approximately $4.2 million and average rating of B) that are supported by collateral we classify as subprime. We also have subprime exposure of approximately $4.4 million through our interests in private investment funds. We also hold securities with a fair value of approximately $10.3 million (recorded cost basis of approximately $10.8 million) that are supported by privately issued residential mortgage-backed securities we classify as Alt-A, of which approximately 24% are AAA rated, 30% are AA, 23% are A, and 23% are BB. Ratings given are as of March 31, 2009. During the first quarter of 2009, we evaluated our securities with subprime and Alt-A exposures and recognized impairment losses of $1.9 million for the three months ended March 31, 2009.
     Some of our investments became less liquid than they have historically been due to the extreme market volatility and disruption that began in 2008 and continued into the first quarter of 2009. While the markets for these securities have temporarily become more intermittent and less active, trades are occurring. We determine the fair value of these securities by obtaining information from IDC which includes trade data. We confirmed the reasonableness of the fair value of these securities as of March 31, 2009 by reviewing market yields of the securities. Current yields are substantially elevated and reflect those seen on similar securities of similar credit quality and collateral. In addition to those securities which have become illiquid as a result of market disruptions, we have historically purchased certain other investments that do not have a readily available market, including private placements, limited partnerships, inverse coupon mortgage-backed securities, municipal auction rate securities and Federal Home Loan Bank (FHLB) capital stock. The net unrealized gains (losses) as of March 31, 2009 associated with securities currently considered to be illiquid are detailed in the following table.

	Values at March 31, 2009
		Net Unrealized
(In thousands)	Fair Value	Gains (Losses)
Fixed maturities, available for sale
Mortgage-backed securities classified as:
Inverse coupon	$22,901	$3,176
Alt-A	8,071	(902)
Subprime	8,147	(4,444)
Prime, privately issued	33,943	(4,734)
Other asset-backed securities:
Timber land	760	(240)
Hotel	442	(559)
Manufactured housing	193	(98)
Other	5,523	357
Corporate bonds:
Privately placed	27,898	470
Municipal auction rate bonds	9,582	(443)
Equity, available for sale:
Privately placed	72	—

	$117,532	$(7,417)

     We believe the fair values of these securities reflect declines due to market disruptions and are below the true economic value. The unrealized losses should reverse over the remaining lives of the securities if we experience no further deterioration of collateral relative to our position in the securities’ capital structures.
     The global economy has suffered due to the current economic downturn, which has severely affected financial institutions and asset-backed securities in the United States. In 2008 the U.S. Government created several programs intended to help stabilize credit markets and financial institutions and restore liquidity. These programs include the Emergency Economic Stabilization Act of 2008 (EESA), the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program. The EESA authorizes the Secretary of the U.S. Treasury to establish the Troubled Asset Relief Program (TARP) for the repurchase of up to $700 billion of mortgage-backed securities and other troubled financial instruments from financial institutions. Among other EESA provisions are tax code revisions, budget measures, guidance related to the administration of TARP, and measures intended to mitigate mortgage foreclosures. Additional government actions may occur as 2009 progresses. It is difficult to predict how recently enacted legislation and future government actions will impact the economy, certain industry sectors and specifically the value of certain investments we hold.

     We continue to monitor our exposure to financial institutions. Our largest exposures for fixed maturity securities including FDIC bonds, are to Morgan Stanley ($26.4 million), American Express ($23.0 million), and Bank of America ($19.8 million). Our largest exposures, for fixed maturity securities excluding FDIC bonds, are to Morgan Stanley ($20.0 million), Bank of America ($18.8 million), and Wells Fargo ($18.5 million). Our largest exposures to financial institution equity securities are to Wells Fargo ($100,000) and American Express ($54,000).
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
     At March 31, 2009 our receivable from reinsurers on unpaid losses is $268.7 million and our receivable from reinsurers on paid losses is $20.9 million.
Debt
     Our long-term debt as of March 31, 2009 is comprised of the following.

(In thousands, except %)		March 31	First
	Contractual Rate	2009	Redemption Date
2034 Trust Preferred Securities/Debentures	5.1%, based on LIBOR**	$22,992	May 2009
2034 Surplus Notes	7.7%, fixed until May 2009	11,975	May 2009*
2012 Surplus Note	3.3%, equal to the U.S. prime rate**	460	Redeemable at any time

		$35,427

*	Subject to approval by the Wisconsin Commissioner of Insurance

**	Adjusted quarterly
     A detailed description of our debt is provided in Note 8 to the Condensed Consolidated Financial Statements.
Treasury Stock
     We repurchased approximately 443,000 common shares, having a total cost of $18.6 million, during the three months ended March 31, 2009. We reissued 100,533 treasury shares as a part of the consideration for acquisitions during the first quarter of 2009. The Board of Directors of ProAssurance authorized $150 million in April 2007 and $100 million in August 2008 for the repurchase of common shares or the retirement of outstanding debt. Approximately $55.8 million of the amounts previously authorized by the Board remain available for use at March 31, 2009.

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
     For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of NCRIC in 2005, we assumed the risk of loss for a judgment entered against PRA National on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the judgment). The judgment was appealed to the District of Columbia Court of Appeals, which affirmed the judgment in October 2008 and denied PRA National’s petition for rehearing in January 2009. We included a liability of $19.5 million related to the judgment and post-trial interest as a component of the fair value of assets acquired and liabilities assumed in the allocation of the PRA National purchase price in 2005, and have continued to accrue post trial interest. In April 2009 the judgment and post trial interest, $20.8 million in total, were paid in full.
     There are risks, as outlined in our Risk Factors in Part 1 of our December 31, 2008 Form 10K, that any of these actions could cost us more than our estimates. In particular, we or our insureds may receive adverse verdicts; post-trial motions may be denied, in whole or in part; any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds; and we may become a party to bad faith litigation over the resolution of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on our results of operations in the period in which any such action is resolved.

Overview of Results—Three Months Ended March 31, 2009 and 2008
     Net income totaled $28.4 million for the three-month period ended March 31, 2009 as compared to $35.9 million for the same period in 2008. The decrease in net income is principally attributable to the decrease in net investment income and an increase in the recognition of investment impairment losses in the first quarter of 2009. Declines in premium revenue were offset by a decrease in net losses and loss adjustment expenses in the first quarter of 2009. Net income per diluted share was $0.84 and $1.04 for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease in diluted earnings per share is primarily attributable to the decline in net income.
     Results from the three months ended March 31, 2009 compare to the same respective period in 2008 as follows:
Revenues
     Net premiums earned declined in 2009 by approximately $16.7 million (14%). The declines reflect the effects of a competitive market place and rate reductions resulting from improved loss trends.
     Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, declined during 2009 by $6.0 million (15%). The decline primarily reflects lower interest rates on short-term funds during 2009 and lower fixed maturity yields and average balances.
     Net realized investment losses increased by $6.1 million in 2009, primarily due to a $7.2 million increase in impairment losses.
Expenses
     Net losses decreased in 2009 by $12.6 million, principally due to a decline in insured risks. Underwriting, acquisition and insurance expenses declined by approximately $2.3 million primarily due to lower acquisition costs, related to the decline in earned premium. Interest expense declined in 2009 by $1.8 million because of lower debt.
Ratios
     Our net loss ratio decreased by 1.2 points in 2009 principally because the reduction in earned premium resulted in favorable prior year loss development having a more pronounced effect on the calendar year net loss ratio in 2009 than in 2008. Our expense ratio increased by 1.3 points primarily because expense reductions did not keep pace with the decline in earned premium. Our operating ratio increased by 0.9 points in 2009 primarily due to the decline in our investment results. Return on equity for the 2009 three-month period decreased to 7.9%, on an annualized basis.

Results of Operations—Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Selected consolidated financial data for each period is summarized in the table below.

($ in thousands, except per share data)	Three Months Ended March 31
	2009	2008	Change
Revenues:

Gross premiums written	$154,544	$160,266	$(5,722)

Net premiums written	$142,387	$148,415	$(6,028)

Premiums earned	$115,553	$132,018	$(16,465)
Premiums ceded	(11,662)	(11,441)	(221)

Net premiums earned	103,891	120,577	(16,686)
Net investment income	34,569	41,059	(6,490)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,428)	(1,946)	518
Net realized investment gains (losses)	(7,537)	(1,426)	(6,111)
Other income	1,474	1,362	112

Total revenues	130,969	159,626	(28,657)

Expenses:
Losses and loss adjustment expenses	76,707	90,579	(13,872)
Reinsurance recoveries	(7,590)	(8,897)	1,307

Net losses and loss adjustment expenses	69,117	81,682	(12,565)
Underwriting, acquisition and insurance expenses	23,979	26,243	(2,264)
Interest expense	627	2,422	(1,795)

Total expenses	93,723	110,347	(16,624)

Income before income taxes	37,246	49,279	(12,033)

Income taxes	8,880	13,411	(4,531)

Net income	$28,366	$35,868	$(7,502)

Earnings per share:
Basic	$0.85	$1.11	$(0.26)

Diluted	$0.84	$1.04	$(0.20)

Net loss ratio	66.5%	67.7%	(1.2)
Underwriting expense ratio	23.1%	21.8%	1.3

Combined ratio	89.6%	89.5%	0.1

Operating ratio	56.3%	55.4%	0.9

Return on equity*	7.9%	11.3%	(3.4)

*	Annualized

Premiums

($ in thousands)	Three Months Ended March 31
	2009	2008	Change
Gross premiums written	$154,544	$160,266	$(5,722)	(3.6%)

Premiums earned	$115,553	$132,018	$(16,465)	(12.5%)

Premiums ceded	(11,662)	(11,441)	(221)	1.9%

Net premiums earned	$103,891	$120,577	$(16,686)	(13.8%)

Gross Premiums Written
     During the first quarter of 2009 we experienced an overall decline in gross premiums written of approximately 3.6% as compared to the first quarter of 2008, which is smaller than average 2008 (versus 2007) declines of 14%. The professional liability market place continues to remain very competitive with some competitors choosing to compete primarily on price.
     Changes in our premium volume are driven by three primary factors: our retention of existing business, the amount of new business we are able to generate, and the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase.
     Our overall retention rate for the first quarter of 2009 is 89% which is consistent with prior years. Our retention rate is affected by a number of factors. Insureds may terminate coverage because they are leaving the practice of medicine through death, disability or retirement. We may, based on our underwriting evaluation, choose not to renew an insured. Finally, we may lose business due to pricing or other issues, to our competitors or to self-insurance mechanisms.
     New business increased during the first quarter of 2009 as compared to the first quarter of 2008, and included a small amount of new physician business, as well as additional business due to the acquisitions of Georgia Lawyers and Mid-Continent during the quarter.
     As favorable loss trends have emerged we have lowered our rates where indicated. For our physician business, our charged rates on first quarter 2009 renewals decreased 4% on average as compared to 6% on average during 2008 (7% in the first quarter of 2008). Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, while still generating fair returns for our stockholders.
     Gross premiums written by component are as follows:

($ in thousands)	Three Months Ended March 31
	2009	2008	Change

Physician Premiums*	$130,072	$139,731	$(9,659)	(6.9%)

Non-physician premiums*:
Other healthcare providers	8,181	3,734	4,447	119.1%
Hospital and facility	7,498	7,140	358	5.0%
Legal professional liability and other	3,504	3,117	387	12.4%

Non-physician Total	19,183	13,991	5,192	37.1%

Tail Premiums	5,289	6,544	(1,255)	(19.2%)

Total Gross Premiums Written	$154,544	$160,266	$(5,722)	(3.6%)

*	Excludes tail premiums

     Physician business represents 84% and 87% of gross premiums written during the three months ended March 31, 2009 and 2008, respectively. Other healthcare professionals are primarily dentists and allied health professionals. This business represents 5% and 2% of our total gross premiums written for the three-month periods ended March 31, 2009 and 2008, respectively; the 2009 increase is primarily attributable to our acquisition of Mid-Continent. Hospital and facility business represents 5% and 4% of our total gross premiums written for the three-month periods ended March 31, 2009 and 2008, respectively. Legal professional liability and tail premiums primarily compose the remainder of our premiums (6% in 2009 and 7% in 2008). We are required to offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period.
Premiums Earned

($ in thousands)	Three Months Ended March 31
	2009	2008	Change
Premiums earned	$115,553	$132,018	$(16,465)	(12.5%)
     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our policies generally carry a term of one year. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
     Exclusive of the effect of tail premiums and acquisitions, the decline in premiums earned for the three months ended March 31, 2009 as compared to the same period in 2008 reflects declines in gross premiums written during 2007, 2008 and 2009.
     During the twelve months preceding March 31, 2009, our written premiums have declined as compared to written premiums for the twelve months preceding March 31, 2008. Consequently, earned premiums are expected to continue to be lower during the remainder of 2009.
Premiums Ceded

($ in thousands)	Three Months Ended March 31
	2009	2008	Change
Premiums ceded	$11,662	$11,441	$221	1.9%
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
     Our reinsurance expense ratio (premiums ceded as a percentage of premiums earned) is 10.1% and 8.7% during the first quarters of 2009 and 2008, respectively. The increase in the ratio is primarily due to the decline in premiums earned (the denominator of the ratio). The decrease in premiums earned was concentrated in retained premiums, while reinsured premiums remained relatively flat.

Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income

($ in thousands)	Three Months Ended March 31
	2009	2008	Change
Net investment income	$34,569	$41,059	$(6,490)	(15.8%)
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
     Net investment income by investment category is as follows:

(In thousands)	Three Months Ended March 31
	2009	2008	Change
Fixed maturities	$33,978	$38,752	$(4,774)
Equities	162	150	12
Short-term investments	662	2,328	(1,666)
Other invested assets	589	363	226
Business owned life insurance	421	613	(192)
Investment expenses	(1,243)	(1,147)	(96)

Net investment income	$34,569	$41,059	$(6,490)

Fixed Maturities. The decrease in income from our investment in fixed maturities is primarily due to a decrease in earnings from TIPS (Treasury Inflation Protected Securities) and lower average balances. Average yields for our available-for-sale fixed maturity securities during 2009 and 2008 are as follows:

	Three Months Ended
	March 31
	2009	2008
Average income yield	4.5%	4.8%
Average tax equivalent income yield	5.2%	5.5%
Short-term Investments. The decrease in earnings from short-term investments reflects a decline in market interest rates (an average of 300 basis points) on higher average balances in the first quarter of 2009 as compared to 2008.
Other Invested Assets. The increase in income from other invested assets primarily reflects an increase in distributions from our investment in a private fund accounted for on a cost basis. Because we recognize income related to these funds as it is distributed to us, our income from these holdings can vary significantly from period to period.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

(In thousands)	Three Months Ended March 31
	2009	2008	Change
Equity in earnings (loss) of unconsolidated subsidiaries	$(1,428)	$(1,946)	$518
     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests in three private funds accounted for under the equity method. The funds primarily hold trading portfolios, and changes in the fair value of securities held by the fund are included in current earnings of the fund. The performance of all three funds is affected by the volatility of equity and credit markets. One of the funds reported losses during the first quarter of 2008, but benefited from its short equity exposure during the first quarter of 2009. The performance of the second fund declined significantly due to its investment in below investment grade asset-backed securities. The third fund is an early phase private equity fund of funds that is still incurring the costs associated with its startup phase, although it did have some valuation declines reported for the period.
Net Realized Investment Gains (Losses)
     The components of net realized investment gains (losses) are shown in the following table.

(In thousands)	Three Months Ended March 31
	2009	2008
Net gains (losses) from sales	$2,164	$317
Other-than-temporary impairment (losses):
Corporate	(1,544)	(80)
Equity	(422)	(28)
Asset-backed securities	(2,456)	(396)
Other (including $3.1 million related to the Reserve Primary Fund—see below)	(3,626)	(353)

	(8,048)	(857)
Trading portfolio gains (losses)	(1,653)	(886)

Net realized investment gains (losses)	$(7,537)	$(1,426)

     We recognized impairments of $3.1 million related to the redemption proceeds due to us from the Reserve Primary Fund (the Reserve Fund). The impairment recognizes our pro rata share of a reserve, announced on February 26, 2009, created by the Reserve Fund for the anticipated costs and expenses of liquidation. The carrying value of our receivable from the Reserve Fund at March 31, 2009 is $3.0 million, of which $2.2 million was received during April 2009.

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
     The following table summarizes calendar year net losses and net loss ratios for the quarters ended March 31, 2009 and 2008 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Three Months Ended			Three Months Ended
($ In millions)	March 31			March 31
	2009	2008	Change	2009	2008	Change
Current accident year	$87.6	$101.7	$(14.1)	84.3%	84.3%	—
Prior accident years	(18.5)	(20.0)	1.5	(17.8%)	(16.6%)	(1.2)

Calendar year	$69.1	$81.7	$(12.6)	66.5%	67.7%	(1.2)

*	Net losses as specified divided by net premiums earned.
     Our current accident year loss ratio for the three months ended March 31, 2009 remained flat as compared to the same period in 2008.
     During the first quarter of 2009, we recognized favorable loss development of $18.5 million, on a net basis, related to reserves established in prior years. Principally this is due to favorable net loss development for the 2004 to 2007 accident years within our retained layers of coverage ($1 million and below). The 2004-2007 favorable development is based upon observation of actual claims data which indicates that claims severity is below our initial expectations. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable net loss development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2004-2007, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity.
     During the first quarter of 2008 we recognized favorable net loss development of $20.0 million, related to our previously established (prior accident year) reserves, primarily to reflect reductions in our estimates of claim severity, within our retained layer of risk, for the 2003 through 2006 accident years.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Underwriting, Acquisition and Insurance Expenses

($ in thousands)
Underwriting, Acquisition and Insurance Expenses				Underwriting Expense Ratio
Three Months Ended March 31				Three Months Ended March 31
2009	2008	Change		2009	2008	Change
$23,979	$26,243	$(2,264)	(8.6%)	23.1%	21.8%	1.3
     The increase in the underwriting expense ratio (expense ratio) is primarily the result of the decline in net premiums earned. While the costs associated with our insurance operations have declined, the decline in net premiums earned is more pronounced.
     Underwriting, acquisition and insurance expenses include share-based compensation expense of approximately $1.3 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in expense in 2009 reflects lower PRA stock prices in 2009, a reduction in expense due to adjustments to forfeitures rates, and changes in the structure of the awards given in 2009, which reduced the number of participants eligible for vesting upon retirement and increased the vesting period related to certain awards. Expenses for retirement eligible employees, which are fully expensed when granted, are $310,000 in the first quarter of 2009 versus $680,000 in the first quarter of 2008.
     Guaranty fund assessments, in general, are recorded when they are declared by state regulatory authorities. Periodically we receive refunds of previous assessments. Additionally, certain states permit us to recoup previous guaranty fund assessments through surcharges to our insureds. Refunds and recoupments exceeded assessments and reduced underwriting expense by approximately $190,000 and $369,000 during the three-month periods ended March 31, 2009 and 2008, respectively. Surcharges collected from our insureds approximated $230,000 for 2009 and $344,000 for 2008. During both 2009 and 2008, the amounts recouped primarily relate to assessments previously paid to the Florida Insurance Guaranty Association, Inc.
Interest Expense
     The decrease in interest expense for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily due to the conversion of all our Convertible Debentures in July of 2008 (aggregate principal of $107.6 million) and the extinguishment of approximately $23 million of our 2034 Trust Preferred Securities/Debentures (TPS/Debentures) in mid-December 2008. A decline in the average interest rate for our TPS/Debentures of approximately 200 basis points also reduced interest expense (rates adjust quarterly based on three-month LIBOR).
     Interest expense by debt obligation is provided in the following table:

(In thousands)	Three Months Ended March 31
	2009	2008	Change
Convertible Debentures	$—	$1,141	$(1,141)
TPS/Debentures	340	992	(652)
Surplus Notes	287	284	3
Other	—	5	(5)

	$627	$2,422	$(1,795)

Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended
	March 31
	2009	2008
Statutory rate	35.0%	35.0%
Tax-exempt income	(10.8%)	(8.6%)
Other	(0.4%)	0.8%

Effective tax rate	23.8%	27.2%

     The decrease in our 2009 effective tax rate is primarily the result of our tax-exempt income being a greater percentage of total income in 2009. We did not recognize any valuation allowance related to our deferred tax assets in 2009. We expect to be able to realize the full benefit of deferred tax assets associated with impairment losses because capital gains were recognized during the statutory carryback period that are sufficient to absorb the impairment losses.

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
     The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates as of March 31, 2009.

(In millions, except duration)	March 31, 2009			December 31, 2008
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration
200 basis point rise	$2,787	$(252)	4.21	$2,712	4.20
100 basis point rise	$2,913	$(126)	4.09	$2,835	4.18
Current rate *	$3,039	$—	3.79	$2,962	3.98
100 basis point decline	$3,151	$112	3.51	$3,069	3.19
200 basis point decline	$3,231	$192	3.32	$3,137	2.44

*	Current rates are as of March 31, 2009 and December 31, 2008.
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
     ProAssurance’s cash and short-term investment portfolio at March 31, 2009 was on a cost basis which approximated its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
     At March 31, 2009, the fair value of our investment in preferred stocks was $1.1 million, including net unrealized losses of $2.1 million. The investments in the above table do not include preferred stocks. Preferred stocks traditionally have been primarily subject to interest rate risk because they bear a fixed rate of return, but are also subject to credit and equity price risk. Because of regulatory actions that may be undertaken by the U.S. Government, many regard financial institution preferred stocks to be subject to unusual credit and equity risk. Our preferred holdings are all financial institution preferred stocks.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of March 31, 2009, 97.7% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Moody’s, Standard & Poor’s and Fitch. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

     We hold $1.35 billion of municipal bonds, approximately $866 million (64%) of which are insured. Although these bonds may have enhanced credit ratings as a result of guarantees by a monoline insurer, we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of March 31, 2009, our municipal bonds have a weighted average rating of AA, even when the benefits of insurance protection are excluded. Even though a number of the monoline insurers have had their ratings downgraded, our municipal bonds continue to be investment grade quality.
Equity Price Risk
     At March 31, 2009 the fair value of our investment in common stocks was $15.2 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.97. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.7% to $16.7 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.7% in the fair value of these securities to $13.8 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4.	CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     See Note 10 to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
     There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2008 Form 10K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Information required by Item 701 of Regulation S-K.

Securities Sold. On January 2, 2009, we issued 100,533 shares of our common stock, par value $0.01 per share, as partial consideration for our acquisition of all of the outstanding stock of the parent of Mid-Continent General Agency, Inc. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this report.

Underwriters and Other Purchasers. There were no underwriters in the transaction and none of the shares were offered to the public.

Consideration. See above.

Exemption from Registration Claimed. The shares were issued to a single individual in his capacity as the sole shareholder of the acquired company in a transaction that was exempt from registration under the Securities Act of 1933 by reason of the exemption provided by Section 4(2) of said act.

Terms of Conversion or Exercise. Not applicable

Use of Proceeds. Not applicable

(b)	Information required by Item 702 of Regulation S-K. Not applicable

(c)	Information required by Item 703 of Regulation S-K.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 1 - 31, 2009	—	$—	—	$74,409,144
February 1 - 28, 2009	—	$—	—	$74,409,144
March 1 - 31, 2009	443,450	$42.04	443,450	$55,767,577

Total	443,450	$42.04	443,450

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2009	PROASSURANCE CORPORATION
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)