Form 10-K/A
period 2008-12-31
PROASSURANCE CORP
filed 2009-07-15
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)
X	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2008, or
____	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to ___________.
Commission file number: 001-16533
ProAssurance Corporation
(Exact name of registrant as specified in its charter)
Delaware	63-1261433
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Brookwood Place, Birmingham, AL	35209
(Address of principal executive offices)	(Zip Code)
(205) 877-4400
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No ____
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ____ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X         No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "Large accelerated filer," "Accelerated filer" and "Smaller reporting company" in Rule 12b-2 of the Exchange Act:  (Check one):

Large accelerated filer X Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company ____
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2008 was $1,383,630,033.
As of April 24, 2009, the registrant had outstanding approximately 33,083,968 shares of its common stock.

Purpose of Amendment
Item 12 of the Form 10-K requires the Registrant to disclose the beneficial ownership of all persons known to the Registrant to beneficially own more than 5% of the Registrant's outstanding common stock.  Registrant mistakenly omitted the stock ownership of A. Derrill Crowe in the table of 5% beneficial owners included on page 15 of the Proxy Statement for the 2009 Annual Meeting of Shareholders.  The information required by Item 12 of the Form 10-K was incorporated by reference from the Proxy Statement for the 2009 Annual Meeting of Registrant's Stockholders filed with the SEC on April 9, 2009.  The Registrant discovered the omission after the annual meeting of stockholders was held on May 20, 2009.  This amendment is filed to amend Item 12 of the Registrant's Form 10-K for the year ended December 31, 2008, and replaces the stock ownership information incorporated by reference from the Proxy Statement.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Owners of more than 5% of our Common Stock
The following table sets forth the names and beneficial ownership of the persons known to ProAssurance to beneficially own more than 5% of the outstanding Common Stock as of December 31, 2008:

Stockholders	Amount & Nature of Beneficial Ownership	Percent of Class
T. Rowe Price Associates, Inc. (1) 100 East Pratt Street Baltimore, Maryland 21202	2,451,994	7.3%
Barclays Global Investors, NA (2) Barclays Global Fund Advisors Barclays Global Investors, Ltd. 400 Howard Street San Francisco, California 94105	2,175,910	6.49%
Royce & Associates LLC (3) 1414 Avenue of the Americas New York, New York 10019	1,917,673	5.72%
A. Derrill Crowe (4) 3940 Montclair Road, 3d Floor Birmingham, AL 35213	1,998,036	6.1%

(1)
In a Schedule 13G filed with the SEC, T. Rowe Price Associates, Inc., an investment adviser, disclosed that as of December 31, 2008, it had sole voting power with respect to 786,300 shares of Common Stock and sole dispositive power with respect to 2,451,994 shares of Common Stock.

(2)
The above named persons collectively filed a Schedule 13G with Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited, and Barclays Global Investors (Deutschland) AG, in which they disclaimed membership in a group. The Schedule 13G as filed with the SEC disclosed that as of December 31, 2008, Barclays Global Investors NA, a bank, had sole voting power with respect to 607,502 shares of Common Stock and sole dispositive power with respect to 722,351 shares of Common Stock; Barclays Global Fund Advisors, an investment advisor, had sole voting power with respect to 1,049,764 shares of Common Stock and sole dispositive power with respect to 1,431,166 shares of Common Stock; and Barclays Global Investors Ltd., a bank located at Murray House, 1 Royal Mint Court, London, EC3N 4HH, had sole dispositive power with respect to 22,393 shares of Common Stock.

(3)
In a Schedule 13G filed with the SEC, Royce & Associates LLC, an investment adviser, disclosed that as of December 31, 2008, it had sole voting power and sole dispositive power with respect to 1,971,673 shares of Common Stock.

(4)
In a Schedule 13G filed with the SEC, Dr. Crowe disclosed that as of December 31, 2008, he had sole voting power with respect to 928,843 shares of Common Stock and sole dispositive power with respect to 1,068,843 shares of Common Stock, and shared voting and dispositive power with respect to 929,193 shares of Common Stock held jointly with his wife, Cameron Crowe.  The shares of Common Stock for which he has sole dispositive power include 140,000 shares subject to currently exercisable options.

Ownership by Our Directors and Executive Officers
Our Board of Directors has adopted stock ownership targets for our directors and executive officers to further align their interests with our stockholders. The target for non-management directors is a level of stock ownership that is five times their annual cash compensation as directors. The level of stock ownership for executive officers varies by position and their stock ownership targets are as follows:  five times base salary for our chief executive officer; three times base salary for our president; and two times base salary for other executive officers of ProAssurance. Directors and executive officers are encouraged to achieve these levels within the first five years of service.

The following table sets forth, as of March 31, 2009, information regarding the ownership of Common Stock by:
• our executive officers named in the "Summary Compensation Table" under Executive Compensation which we refer to as the Named Executive Officers;
• our directors; and
• all of our directors and officers as a group.

Stockholders	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Directors
Victor T. Adamo, Esq., CPCU (2) (3)	98,134	*
Lucian F. Bloodworth (3)	6.973	*
Robert E. Flowers, M.D. (3)	30,999	*
William J. Listwan, M.D.(3)	9,615	*
John J. McMahon, Jr. (3)	7,701	*
Drayton Nabers, Jr.	4,329	*
W. Stancil Starnes(2)	129,426	*
John P. North (3)	7,084	*
Ann F. Putallaz (3)	15,756	*
William H. Woodhams, M.D. (3)	24,041	*
Wilfred W. Yeargan, M.D. (3)(4)	11,088	*
Other Named Executive Officers
Edward L. Rand, Jr., C.P.A.	55,413	*
Howard H. Friedman(5)	156,622	*
Darryl K. Thomas	75,704	*
All Directors and Officers as a Group (14 Persons) (2) (3)	684,482	2.0%
		* Less than 1%

(1)
Except as otherwise indicated, the persons named in the above table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The information as to beneficial ownership of Common Stock has been furnished by the respective persons listed in the above table. The information excludes stock options and performance shares granted to executive officers, except for the number of shares that may be acquired pursuant to unexercised options on or before May 31, 2009 as indicated in note 2.

(2)
Includes 374,087 shares that may be acquired by all officers and directors as a group upon exercise of stock options on or before May 31, 2009. Of this amount the named officers and directors hold options for the following number of shares: Mr. Starnes – 104,000 shares; Mr. Adamo - 48,000 shares; Mr. Rand – 43,000 shares; Mr. Friedman – 135,000 shares; and Mr. Thomas – 27,500 shares. Also includes 3,345 shares beneficially held for the account of all officers and directors as a group in ProAssurance's Retirement Plan, of which 1,320 shares are held for the account of Mr. Thomas.

(3)
Includes 6,595 shares subject to forfeiture by all officers and directors as a group under ProAssurance's Stock Ownership Plan. Of this amount the named executive officers and directors hold the following: 470 shares in the account of each of Messrs. Adamo, Rand, Friedman, Thomas, Bloodworth, Flowers, McMahon, North, Yeargan and Ms. Putallaz, 353 shares in the account of Dr. Woodhams, 238 shares in the accounts of Mr. Starnes and Dr. Listwan and 126 shares in the account of Mr. Nabers.

(4)
Includes 300 shares held by Yeargan Family Investment Partnership, LLC; 4,812 shares due to Dr. Yeargan under provisions of the Medical Assurance, Inc. Deferred Compensation Plan. These shares were awarded to Dr. Yeargan for service prior to becoming a director of ProAssurance.

(5)	Includes 178 shares held in an individual retirement account for Mr. Friedman's spouse.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provided information regarding ProAssurance's equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,179,061	$42.48*	2,000,000
Equity compensation plans not approved by security holders	-	-	-
*Exclusive of 165,403 performance shares which have no exercise price.

Item 15 Exhibits and Financial Statement Schedules
The following is a list of the exhibits filed with this report:
31.1	Certification of Principal Executive Officer of Registrant as required under SEC Rule 13a-14(a)
31.2	Certification of Principal Financial Officer of Registrant as required under SEC Rule 13a-14(a)
32.1	Certification of Principal Executive Officer of Registrant as required under Rule 13a-14(b) and Section 1350 of Chapter 63 Title 18 of the United States Code, as amended (18 U.S.C 1350)
32.2	Certification of the Principal Financial Officer of Registrant as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 day of July, 2009.

PROASSURANCE CORPORATION
By: /s/ W. Stancil Starnes
Name: W. Stancil Starnes
Title: Chairman and Chief Executive Officer