Form 10-Q
period 2009-06-30
PROASSURANCE CORP
filed 2009-08-04
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 0-16533
ProAssurance Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-1261433

(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

100 Brookwood Place, Birmingham, AL	35209

(Address of Principal Executive Offices)	(Zip Code)
(205) 877-4400

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal Year,
if Changed Since Last Report)
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          As of July 24, 2009, there were 32,701,742 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30	December 31
(In thousands, except per share data)	2009	2008

Assets
Investments
Fixed maturities, available for sale, at fair value	$3,349,639	$2,961,568
Equity securities, available for sale, at fair value	6,954	6,981
Equity securities, trading, at fair value	32,607	11,852
Short-term investments	227,251	441,996
Business owned life insurance	64,261	63,440
Investment in unconsolidated subsidiaries	45,755	44,522
Other investments	45,179	45,583

Total Investments	3,771,646	3,575,942

Cash and cash equivalents	12,860	3,459
Premiums receivable	109,243	86,137
Receivable from reinsurers on paid losses and loss adjustment expenses	16,473	17,826
Receivable from reinsurers on unpaid losses and loss adjustment expenses	275,162	268,356
Prepaid reinsurance premiums	14,445	13,009
Deferred policy acquisition costs	23,706	19,505
Deferred taxes	104,042	138,034
Real estate, net	43,200	23,496
Amortizable intangibles	10,653	—
Goodwill	118,982	72,213
Other assets	97,997	62,961

Total Assets	$4,598,409	$4,280,938

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,505,888	$2,379,468
Unearned premiums	247,095	185,756
Reinsurance premiums payable	129,411	127,877

Total Policy Liabilities	2,882,394	2,693,101
Other liabilities	134,794	129,322
Long-term debt ($17.2 million carried at fair value at June 30, 2009)	53,550	34,930

Total Liabilities	3,070,738	2,857,353

Stockholders’ Equity
Common stock, par value $0.01 per share 100,000,000 shares authorized, 34,204,798 and 34,109,196 shares issued, respectively	342	341
Additional paid-in capital	522,861	518,687
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $5,034 and $(19,328) respectively	9,345	(35,898)
Retained earnings	1,056,649	970,891

	1,589,197	1,454,021
Treasury stock, at cost, 1,503,056 shares and 763,316 shares, respectively	(61,526)	(30,436)

Total Stockholders’ Equity	1,527,671	1,423,585

Total Liabilities and Stockholders’ Equity	$4,598,409	$4,280,938

     See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2008	$1,423,585	$(35,898)	$970,891	$488,592
Cumulative effect adjustment, for accounting change (see Note 1)	—	(3,510)	3,510
Net income	82,248	—	82,248	--
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	48,753	48,753	—	--

Purchase of treasury stock	(36,074)	—	—	(36,074)
Treasury shares issued in acquisition (see Note 3)	5,161	—	—	5,161
Common shares issued as compensation and net effect of stock options exercised	839	—	—	839
Share-based compensation	3,159	—	—	3,159

Balance at June 30, 2009	$1,527,671	$9,345	$1,056,649	$461,677

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2007	$1,255,070	$9,902	$793,166	$452,002
Net income	79,186	—	79,186	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(24,908)	(24,908)	—	—
Purchase of treasury stock	(62,992)	—	—	(62,992)
Common shares issued as compensation and net effect of stock options exercised	3,706	—	—	3,706
Share-based compensation	4,545	—	—	4,545

Balance at June 30, 2008	$1,254,607	$(15,006)	$872,352	$397,261

     See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2009	2008	2009	2008

Revenues:
Gross premiums written	$111,612	$88,005	$266,156	$248,272

Net premiums written	$100,542	$78,784	$242,929	$227,199

Premiums earned	$139,182	$126,407	$254,736	$258,425
Premiums ceded	(11,438)	(10,639)	(23,102)	(22,080)

Net premiums earned	127,744	115,768	231,634	236,345
Net investment income	39,697	41,313	74,266	82,372
Equity in earnings (loss) of unconsolidated subsidiaries	119	(2)	(1,309)	(1,949)
Net realized investment gains (losses)	5,084	(5,349)	(2,453)	(6,775)
Other income	2,597	1,336	4,071	2,699

Total revenues	175,241	153,066	306,209	312,692

Expenses:
Losses and loss adjustment expenses	75,928	77,715	152,635	168,294
Reinsurance recoveries	(8,903)	(12,044)	(16,493)	(20,940)

Net losses and loss adjustment expenses	67,025	65,671	136,142	147,354
Underwriting, acquisition and insurance expenses	30,013	25,157	53,990	51,399
Interest expense	1,203	2,292	1,830	4,714

Total expenses	98,241	93,120	191,962	203,467

Income before income taxes	77,000	59,946	114,247	109,225

Provision for income taxes:
Current expense (benefit)	3,580	16,770	9,661	22,135
Deferred expense (benefit)	19,539	(142)	22,338	7,904

Total income tax expense (benefit)	23,119	16,628	31,999	30,039

Net income	$53,881	$43,318	$82,248	$79,186

Earnings per share:
Basic	$1.64	$1.36	$2.48	$2.47

Diluted	$1.62	$1.27	$2.46	$2.31

Weighted average number of common shares outstanding:
Basic	32,914	31,868	33,134	32,025

Diluted	33,186	34,739	33,391	34,904

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008

Comprehensive income:
Net income	$53,881	$43,318	$82,248	$79,186
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	26,660	(27,567)	48,753	(24,908)

Comprehensive income	$80,541	$15,751	$131,001	$54,278

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2009	2008

Operating Activities
Net income	$82,248	$79,186
Depreciation and amortization	9,201	7,721
Net realized investment (gains) losses	2,453	6,775
Share-based compensation	3,159	4,545
Deferred income taxes	22,338	7,904
Changes in assets and liabilities, net of the effects of acquisitions:
Premiums receivable	(3,882)	3,973
Reserve for losses and loss adjustment expenses	(34,571)	(53,046)
Unearned premiums	11,584	(10,253)
Reinsurance related assets and liabilities	90	43,228
Other liabilities	(67,577)	30,839
Other	(12,969)	(19,417)

Net cash provided by operating activities	12,074	101,455

Investing Activities
Purchases of:
Fixed maturities available for sale	(430,752)	(468,362)
Equity securities available for sale	(140)	(2,346)
Equity securities trading	(4,886)	(3,165)
Other investments	(255)	(278)
Cash invested in unconsolidated subsidiaries	(2,542)	(22,666)
Proceeds from sale or maturities of:
Fixed maturities available for sale	330,974	485,276
Equity securities available for sale	1,053	369
Equity securities trading	2,402	668
Other investments	1,258	2,592
Net sales or maturities (purchases) of short-term investments	231,531	(77,390)
Cash paid for acquisitions, net of cash received	(124,495)	—
Unsettled security transactions, net	31,414	12,738
Other	(866)	(6,953)

Net cash provided (used) by investing activities	34,696	(79,517)

Financing Activities
Repurchase of treasury stock	(36,074)	(62,992)
Book overdraft	(2,678)	13,330
Other	1,383	5,839

Net cash provided (used) by financing activities	(37,369)	(43,823)

Increase (decrease) in cash and cash equivalents	9,401	(21,885)
Cash and cash equivalents at beginning of period	3,459	30,274

Cash and cash equivalents at end of period	$12,860	$8,389

Significant Non-cash Transactions:
Common stock issued in acquisition, from treasury	$5,161	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
1. Basis of Presentation
          The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2008 report on Form 10-K. ProAssurance has evaluated subsequent events through August 3, 2009 which is the date the financial statements were issued.
          Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.
Accounting Changes
          In June 2009, the FASB issued SFAS 168, FASB Accounting Standards Codification (the Codification), which approves the Codification as the single source of authoritative nongovernmental GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for ProAssurance in the interim period ending September 30, 2009 and it is not expected to have an effect on ProAssurance’s results of operations or financial position.
          In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation (FIN) 46(R), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS 167 and has not yet determined the impact on ProAssurance’s results of operations or financial position.
          In May 2009 the FASB issued SFAS 165, Subsequent Events, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which they should be recognized and the disclosures that should be made. SFAS 165 is effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009. ProAssurance adopted SFAS 165 on June 30, 2009.
          On April 9, 2009 the FASB issued three related FASB Staff Positions (FSPs):
(1)	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
1. Basis of Presentation (continued)
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
(2)	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2)
This FSP replaces existing guidance that requires an impairment of a debt security be considered as other-than-temporary unless management is able to assert both the intent and the ability to hold the impaired security until recovery of value. The revised guidance regarding classification of an impairment as other-than-temporary requires: an entity to assert it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis.
The FSP also establishes the concept of credit loss. Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The FSP states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions of the FSP require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”.
(3)	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1)
This FSP amends FAS 107 to require publicly traded companies to provide disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB 28 to require that fair value disclosures be included in any summarized financial information issued at interim reporting periods.
          Each of these FSPs is effective for interim and annual periods ending after June 15, 2009. ProAssurance adopted the FSPs on the effective date. As of April 1, 2009 its debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million ($3.5 million after tax) which was recognized as the cumulative effect of adoption in accordance with the transition provisions of FSP 115-2 (an increase to retained earnings and a decrease to accumulated other comprehensive income). Adoption of FSP-157-4 and FSP 107-1 did not have a material effect on ProAssurance’s results of operations or financial position.
          In May 2008 the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which alters the accounting for Convertible Debentures. FSP APB 14-1 requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
1. Basis of Presentation (continued)
the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, FSP APB 14-1 requires that when such debt instruments are repaid or converted any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. FSP APB 14-1 is applicable to the Convertible Debentures which ProAssurance converted in July 2008. ProAssurance adopted FSP APB 14-1 on its effective date January 1, 2009. The adoption of FSP APB 14-1 has no effect on 2009 operating results because no convertible debt has been outstanding during 2009. The cumulative effect of adoption, which would be an increase to additional paid-in capital of $65,000 and an offsetting decrease to retained earnings of the same amount, has not been recorded because the effect is immaterial and would not change total stockholders’ equity.
          In December 2007 the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ProAssurance adopted SFAS 160 on its effective date, January 1, 2009. Adoption did not have an effect on ProAssurance’s results of operations or financial position.
          In December 2007 the FASB issued SFAS 141 (Revised December 2007) Business Combinations. SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141(R) provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ProAssurance adopted SFAS 141(R) as of its effective date, January 1, 2009. ProAssurance accounted for its acquisitions of Mid-Continent General Agency, Inc. (Mid-Continent), Georgia Lawyers Insurance Company (Georgia Lawyers) and Podiatry Insurance Company of America (PICA) during the first and second quarters of 2009 in accordance with SFAS 141(R) (see Note 3).
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
June 30, 2009
2. Fair Value Measurement (continued)
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
          The following tables present information about ProAssurance’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized in the table based on the lowest level input that is significant to the fair value measurement in its entirety. ProAssurance’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets being valued.
          Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, including financial instruments for which ProAssurance has elected fair value accounting in accordance with SFAS 159, are as follows:

	June 30, 2009
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
Government/Government agencies	$—	$230,641	$—	$230,641
State and municipal bonds	—	1,425,753	8,954	1,434,707
Corporate bonds	1,501	870,044	23,050	894,595
Residential mortgage-backed securities	—	533,668	—	533,668
Commercial mortgage-backed securities	—	184,123	759	184,882
Other asset-backed securities	—	71,146	—	71,146
Equity securities, available for sale	6,882	—	72	6,954
Equity securities, trading	32,607	—	—	32,607
Short-term investments(1)	219,400	7,851	—	227,251
Other investments(2)	—	—	14,082	14,082

Total assets	$260,390	$3,323,226	$46,917	$3,630,533

Liabilities:
2019 Note Payable	$—	$—	$13,903	$13,903
Interest rate swap agreement	—	—	3,301	3,301

Total liabilities	$—	$—	$17,204	$17,204

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Our other investments include investments of $31.1 million accounted for using the cost method that are not included in the table above.
          Level 3 assets in the table consist primarily of auction rate municipal bonds (included in State and Municipal bonds), private placement senior notes (included in Corporate bonds), asset-backed securities (as shown in the above table) and a beneficial interest in asset-backed securities held in a private investment fund (included in Other Investments).
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
          The asset-backed securities held in a private investment fund are primarily backed by manufactured housing, recreational vehicle receivables, and subprime securities, have an average rating of CCC, and are valued using a broker dealer quote.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
2. Fair Value Measurement (continued)
          The following tables present additional information about assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting in accordance with SFAS 159, for the three and six months ended June 30, 2009:

	Fair Value Measurements
	Asset-		State and		Other
	backed	Corporate	Municipal	Equity	Invested
(In thousands)	Securities	Bonds	Bonds	Securities	Assets	Total
Balance March 31, 2009	$760	$28,303	$9,581	$72	$13,173	$51,889

Total gains (losses) realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	(1)	(170)	(577)	—	837	89
Purchases, sales or settlements	—	(4,914)	(50)	—	72	(4,892)
Transfers in	—	—	—	—	—	—
Transfers out	—	(169)	—	—	—	(169)

Balance June 30, 2009	$759	$23,050	$8,954	$72	$14,082	$46,917

The amount of total gains (losses) for the three months ended June 30, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2009	$—	$—	$—	$—	$—	$—

Balance January 1, 2009	$1,327	$36,472	$—	$357	$14,576	$52,732

Total gains (losses) realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(327)	—	(285)	(536)	(1,148)
Included in other comprehensive income	(32)	(231)	(1,021)	—	76	(1,208)
Purchases, sales or settlements	(21)	(10,695)	(50)	—	(34)	(10,800)
Transfers in	—	2,000	10,025	—	—	12,025
Transfers out	(515)	(4,169)	—	—	—	(4,684)

Balance June 30, 2009	$759	$23,050	$8,954	$72	$14,082	$46,917

The amount of total gains (losses) for the six months ended June 30, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2009	$—	$(327)	$—	$(285)	$(536)	$(1,148)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
2. Fair Value Measurement (continued)

	Fair Value Measurements
		Interest
	2019 Note	rate swap
(In thousands)	Payable	agreement	Total

Balance March 31, 2009	$—	$—	$—
Total gains (losses) realized and unrealized:
Included in earnings as a part of net realized investment gains (losses)	(1,297)	1,388	91
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(12,606)	(4,689)	(17,295)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2009	$(13,903)	$(3,301)	$(17,204)

The amount of total gains (losses) for the three months ended June 30, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to liabilities still held at June 30, 2009	$(1,297)	$1,388	$91

     Transfers into Level 3 include:
•	A corporate bond valued at $2 million was valued using a single broker dealer quote because multiple observable inputs were not available for use in valuing the bonds at March 31, 2009 or at June 30, 2009.

•	Municipal bonds totaling $10 million were valued at March 31 and June 30, 2009 using pricing models because multiple observable inputs were not available for use in valuing the bonds at March 31, 2009 or at June 30, 2009.
      Transfers out of Level 3 include:
•	Asset-backed securities valued at $515,000 were valued at December 31, 2008 using a pricing model because of a lack of multiple observable inputs. Multiple observable inputs were available at both March 31, 2009 and June 30, 2009 for valuing the securities.

•	A private placement bond (included in Corporate bonds) valued at $4 million that was a new issue during 2008. Multiple observable inputs to support Level 2 pricing were not available at December 31, 2008 but were available at both March 31 and June 30, 2009.

•	A corporate bond valued at $169,000 was valued using a pricing model at both December 31, 2008 and March 31, 2009 due to the unavailability of multiple observable inputs. Multiple observable inputs were available at June 30, 2009 for use in valuing the bond.
Fair Value Option Elections
     ProAssurance elected to account for a liability assumed in the acquisition of PICA at fair value on a recurring basis in accordance with SFAS 159, specifically the 2019 Note Payable bearing a floating interest rate discussed further in Note 8. The 2019 Note Payable has a related interest rate swap intended to mitigate the market risk of future interest rate changes on the 2019 Note Payable. The interest rate swap does not meet the requirements for hedge accounting under SFAS 133 and is therefore carried at fair value with changes in fair value recorded in other income. Electing the fair value option allows ProAssurance to account for the note payable at fair value, which is more consistent with management’s view of the underlying economics and reduces the accounting irregularity that would otherwise result from carrying the note payable on an amortized cost basis and the interest rate swap at fair value. As of June 30, 2009, the 2019 Note Payable had a fair value of $13.9 million recorded in Long-term Debt and an outstanding principal balance of $17.9 million. During the second quarter of 2009

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
2. Fair Value Measurement (continued)
ProAssurance recorded in earnings (as a part of net realized investment gains) the decrease in the fair value of the interest rate swap of $1.4 million and the increase in the fair value of the 2019 Note Payable of $1.3 million.
3. Acquisitions
          ProAssurance acquired 100% of the outstanding shares of Mid-Continent and Georgia Lawyers during the first quarter of 2009 as a means of expanding its professional liability business. Assets acquired and liabilities assumed were recorded based on estimated fair values as of the date of acquisition. The excess of the purchase price over the fair values of the identifiable net assets acquired was recognized as goodwill totaling $18.0 million for the two acquisitions. Approximately $17 million of the goodwill is expected to be tax deductible. The acquisitions are considered immaterial for purposes of the disclosures required by FAS 141(R). The consideration for these acquisitions included 100,533 ProAssurance common shares, which were reissued from treasury stock. The shares, which had a cost basis of approximately $5.0 million, were valued at $5.2 million, based on the market value of ProAssurance common shares on the date of closing.
          On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding its professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States and had gross written premium of approximately $96 million in 2008. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits to eligible policyholders to be paid over a three year period beginning in 2010. Total purchase consideration transferred had a fair value of $133.8 million on the acquisition date, April 1, 2009. As summarized in the table below, the purchase consideration was allocated, on a preliminary basis, to the acquired assets and liabilities assumed based on their estimated fair values on the acquisition date. Preliminary goodwill of $29.0 million was recognized equal to the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. None of the goodwill is expected to be tax deductible. ProAssurance incurred expenses related to the purchase of approximately $3.0 million during 2009, primarily in the second quarter, and $710,000 during 2008, primarily in the fourth quarter. These expenses have been included as a part of insurance expenses in the period incurred.
          The fair value of identifiable assets acquired and liabilities assumed in the PICA acquisition by major category are as follows (in millions):
Preliminary fair value of identifiable assets acquired and liabilities assumed:

Fixed maturities, available for sale	$218,766
Equity securities, available for sale	1,193
Equity securities, trading	15,628
Short-term investments	14,114
Premiums receivable	19,426
Reinsurance recoverable	3,998
Intangible assets:
Goodwill	29,034
Other intangibles	23,200
Real estate	20,178
Deferred tax assets	13,833
Other assets	15,635
Reserve for losses and loss adjustment expenses	(155,176)
Unearned premiums	(47,183)
Long-term debt	(16,803)
Other liabilities	(22,043)

Fair value of net assets acquired	$133,800

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
3. Acquisitions (continued)
          ProAssurance believes that all contractual cash flows related to acquired receivables will be collected. The fair value of net assets acquired includes preliminary fair value adjustments to record real estate assets at appraised market values. Certain liabilities were also adjusted including long-term debt fair valued using average spreads for financial instruments with similar credit ratings and maturities and an interest rate swap valued by determining the present value of the future cash flows. The fair value of reserves for losses and loss adjustment expenses and related reinsurance recoverables were estimated based on the present value of the expected underlying net cash flows including a profit margin and a risk premium and were determined to be materially the same as the recorded cost basis acquired.
          Intangible assets acquired include the following (in millions):

	Estimated Fair	Estimated
	Value	Useful Life

Trade names	$2.0	7 years
Renewal rights	$5.2	15 years
Non-compete agreements	$0.7	2 years
Internally developed software	$1.7	5 years
State license agreements	$13.6	indefinite
          Intangibles with definite lives are being amortized over the estimated useful life of the asset. Intangibles with an indefinite life are not amortized.
          The final purchase price allocations of all acquired businesses are subject to the completion of the valuation of certain assets and liabilities and will be finalized within one year of the transaction date or sooner.
          The following table discloses the amount of PICA revenues and earnings since the acquisition on April 1, 2009 that are included in ProAssurance consolidated results for the six months ended June 30, 2009. The table also includes supplemental pro forma information reflecting the combined results of ProAssurance and PICA as if the acquisition had occurred at the beginning of the current and prior year annual reporting periods (on January 1, 2009 and January 1, 2008, respectively), adjusted to exclude transaction costs and include pro forma amortization of certain intangibles recognized in the purchase price allocation.

	Actual PICA Results
	Included in ProAssurance	Supplemental Pro forma
	Consolidated Results Six	Combined Results
	Months Ended	Six Months Ended
	June 30	June 30
(In thousands)	2009	2009	2008

Revenue	$28,993	$329,570	$366,031
Earnings	$4,879	$89,308	$84,704
          All of the entities acquired in 2009 are considered to be a part of ProAssurance’s pre-existing reporting segment, the professional liability segment. ProAssurance operates in a single reporting segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
4. Investments
          The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury and agency obligations	$226,180	$6,202	$(1,741)	$230,641
State and municipal bonds	1,410,028	35,901	(11,222)	1,434,707
Corporate bonds	888,314	22,205	(15,924)	894,595
Residential mortgage-backed securities	529,775	19,380	(15,487)	533,668
Commercial mortgage-backed securities	198,464	1,014	(14,596)	184,882
Other asset-backed securities	71,068	2,010	(1,932)	71,146

	3,323,829	86,712	(60,902)	3,349,639
Equity securities	7,455	908	(1,409)	6,954

	$3,331,284	$87,620	$(62,311)	$3,356,593

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury and agency obligations	$172,653	$6,992	$(2,477)	$177,168
State and municipal bonds	1,349,430	26,268	(19,492)	1,356,206
Corporate bonds	627,811	6,823	(40,852)	593,782
Residential mortgage-backed securities	576,537	17,932	(10,082)	584,387
Commercial mortgage-backed securities	193,737	—	(22,878)	170,859
Other asset-backed securities	84,653	120	(5,607)	79,166

	3,004,821	58,135	(101,388)	2,961,568
Equity securities	7,949	558	(1,526)	6,981

	$3,012,770	$58,693	$(102,914)	$2,968,549

          ProAssurance maintains a direct beneficial interest in a private investment fund focused on managing high yield asset-backed bonds. The securities held in the fund are included in Other Investments, at fair value totaling $8.9 million at June 30, 2009 (recorded cost basis of $19.8 million). These securities are evaluated for other-than-temporary impairment quarterly. At June 30, 2009 unrealized losses reflect continued dislocations in the markets for these securities. Management’s evaluation of expected future cash flows does not indicate additional credit loss related to the securities.
          Proceeds from sales of fixed maturities and equity securities during the six months ended June 30, 2009 and 2008 are $157.3 million and $228.3 million, respectively.
          Net realized investment gains (losses) are comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2009	2008	2009	2008

Gross realized gains	$3,816	$688	$6,566	$1,089
Gross realized (losses)	(855)	(859)	(1,441)	(943)
Other-than-temporary impairment (losses)	(2,264)	(5,450)	(10,312)	(6,307)
Trading portfolio net gains (losses)	4,296	272	2,643	(614)
Fair value adjustments, net	91	—	91	—

Net realized investment gains (losses)	$5,084	$(5,349)	$(2,453)	$(6,775)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
4. Investments (continued)
          During the three and six months ended June 30, 2009, ProAssurance recorded other-than-temporary impairment losses as listed in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008

Total other-than-temporary impairment losses (realized and unrealized):
Residential mortgage-backed securities (1)	$(247)	$(4,746)	$(2,703)	$(5,142)
Corporate bonds	(2,189)	(433)	(3,733)	(513)
Equities	—	(271)	(422)	(299)
Other(2)	—	—	(3,626)	(353)

Portion recognized in Other Comprehensive Income(3):
Residential mortgage-backed securities	172	—	172	—

Net impairment losses recognized in earnings	$(2,264)	$(5,450)	$(10,312)	$(6,307)

(1)	Includes unrealized impairment losses of approximately $61,000 that were recognized in earnings in the first quarter of 2009 but reclassified from retained earnings to other comprehensive income on April 1, 2009

(2)	Includes $3.1 million in the first quarter of 2009 related to a reduction of the amount expected to be received from the dissolution of the Reserve Primary Fund

(3)	Prior to the adoption of FSP FAS 157-2 all OTTI losses were recognized in earnings
          As discussed in Note 1, ProAssurance adopted the provisions of FSP 115-2 as of June 30, 2009. Beginning April 1, 2009, for those securities which it does not intend to sell and for which ProAssurance considers it is more likely than not that it will not be required to sell prior to recovery, ProAssurance recognizes only the credit component of other-than-temporary impairments in earnings and recognizes the non-credit portion in other comprehensive income.
          ProAssurance also recorded a cumulative effect adjustment (an increase to retained earnings and a decrease to accumulated other comprehensive income) on April 1, 2009 of $3.5 million (which was net of taxes of $1.9 million) for the non-credit portion of other-than-temporary impairment charges previously recorded through earnings that related to outstanding debt securities which ProAssurance does not intend to sell and for which ProAssurance considers it more likely than not that it will not be required to sell prior to recovery.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
4. Investments (continued)
          The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which the non-credit portion of the other-than-temporary impairment is recorded in Other Comprehensive Income.

(In thousands)
Balance March 31, 2009	$—

Credit losses recognized upon adoption of FSP FAS 115-2 and 124-2	1,329
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	75
OTTI has been previously recognized	—
Reductions due to:
Securities sold during the period (realized)	—
Securities which will be sold in coming periods	—
Securities for which it has become more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—

Balance June 30, 2009	$1,404

          Credit losses recognized in 2009 included residential mortgage backed securities and corporate bonds. ProAssurance estimates the portion of loss attributable to credit using a discounted cash flow model that relies on actual collateral performance measures (default rate, voluntary prepayment rate, and loss severity), if available, and sector based assumptions if not. These assumptions are applied throughout the remaining term of the security, based upon the underlying transactions’ structure, including payment priorities and performance triggers.
          The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at June 30, 2009, including the length of time the securities have been held in a continuous unrealized loss position.

	June 30, 2009
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury and agency obligations	$66,579	$(1,741)	$59,755	$(1,526)	$6,824	$(215)
State and municipal bonds	352,866	(11,222)	240,411	(4,680)	112,455	(6,542)
Corporate bonds	241,028	(15,924)	107,341	(2,933)	133,687	(12,991)
Residential mortgage-backed securities	60,036	(15,487)	28,225	(5,966)	31,811	(9,521)
Commercial mortgage-backed securities	146,250	(14,596)	27,430	(720)	118,820	(13,876)
Other asset-backed securities	11,415	(1,932)	1,018	—	10,397	(1,932)

	878,174	(60,902)	464,180	(15,825)	413,994	(45,077)
Common and preferred stocks	3,365	(1,409)	1,025	(167)	2,340	(1,242)

	$881,539	$(62,311)	$465,205	$(15,992)	$416,334	$(46,319)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
4. Investments (continued)
          There are currently 666 debt securities in an unrealized loss position representing 563 issuers at June 30, 2009. After an evaluation of each debt security, management concluded that these securities have not suffered an other-than-temporary impairment in value. The unrealized losses shown in the table are primarily from higher market yields relative to the book yields of the securities. Each fixed maturity security has paid all scheduled contractual payments and was assessed as to whether it would continue to do so. Asset-backed securities were modeled to determine if they would maintain assumed cash flows using six month historical collateral data. Management does not intend to sell and believes ProAssurance will not be required to sell any of the debt securities held in an unrealized loss position before its anticipated recovery.
           Management believes each of the equity securities in an unrealized loss position, given the characteristics of the underlying company, industry, and price volatility of the security will be valued at or above book value in the near term. Management has the intent and believes ProAssurance has the ability, due to the duration of ProAssurance’s overall portfolio and positive operating cash flows, to hold the securities (that are in an unrealized loss position) to recovery of book value or maturity.
          The recorded cost basis and estimated fair value of available-for-sale securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

			Due after	Due after
		Due in one	one year	five years
	Amortized	year or	through	through	Due after	Total Fair
	Cost	less	five years	ten years	ten years	Value

Fixed maturities, available for sale
U.S. Treasury and Agency obligations	$226,180	$32,378	$91,485	$102,448	$4,330	$230,641
State and municipal bonds	1,410,028	30,756	318,244	675,168	410,539	1,434,707
Corporate bonds	888,314	82,531	561,158	228,516	22,390	894,595
Residential mortgage backed securities	529,775					533,668
Commercial mortgage backed securities	198,464					184,882
Asset-backed securities	71,069					71,146

	3,323,830					3,349,639
Common and preferred stocks	7,455					6,954

	$3,331,285					$3,356,593

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
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
          Amortization of deferred acquisition costs are $12.2 million and $23.7 million for the three and six months ended June 30, 2009, and $12.0 million and $24.4 million for the three and six months ended June 30, 2008, respectively.
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
          ProAssurance recognized favorable net loss development of $37.0 million related to previously established reserves for the three months ended June 30, 2009, and recognized $55.5 million of favorable net loss development for the six months ended June 30, 2009. The favorable net loss development reflects reductions in the Company’s estimates of claim severity, principally for the 2004 through 2007 accident years.
          For the three and six months ended June 30, 2008, ProAssurance recognized favorable net loss development of $31.3 million and $51.3 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2003 through 2006, including $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
8. Long-term Debt
          ProAssurance’s outstanding long-term debt consists of the following as of June 30, 2009 and December 31, 2008. All ProAssurance long-term debt is currently repayable or redeemable at a date no later than the next interest payment date. Insurance department approval is required for redemption of surplus notes, and certain debt instruments require notice prior to redemption or repayment.

(In thousands)	2009	2008

Trust Preferred Securities/Debentures due 2034, unsecured, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.7% at June 30, 2009). Estimated fair value at June 30, 2009 is $18.3 million*.	$22,992	$22,992

Surplus Notes due May 2034, unsecured, principal of $12 million, net of unamortized discount of $62,000 at December 31, 2008, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.5% at June 30, 2009). Estimated fair value at June 30, 2009 is $9.5 million*.	12,000	11,938

Surplus Notes due May 2033, unsecured, principal of $7.0 million, bearing a variable rate of LIBOR plus 4.1%, adjusted quarterly (4.8% at June 30, 2009). Estimated fair value at June 30, 2009 is $5.7 million*.	4,190	—

Note Payable due February 2019, carried at fair value. Secured by available-for-sale securities having a fair value at June 30, 2009 of approximately $27.3 million, principal of $17.9 million, bearing a variable rate of LIBOR plus 0.7%, see information below regarding the associated interest rate swap.	13,903	—

Surplus Note due February 2012, unsecured, principal of $517,000, net of discount of $52,000 at June 30, 2009, bearing interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at June 30, 2009). Estimated fair value at June 30, 2009 is $491,000*.	465	—

	$53,550	$34,930

*	Fair values given are based on the present value of expected underlying cash flows of the debt, discounted at rates available at December 31, 2008 for similar debt issued by entities with a similar credit standing to ProAssurance or, if issued by a insurance subsidiary, the subsidiary issuing the debt.
Debt Assumed in Acquisitions
          The Note Payable due February 2019 (the 2019 Note Payable) was assumed in ProAssurance’s acquisition of PICA and is a secured obligation of PICA. Principal and interest payable are paid monthly with the principal amortizing over the life of the loan. The entire remaining principal shall be due and payable on February 1, 2019. PICA is required to maintain collateral security for the loan in an amount at least equal to the outstanding principal balance. The 2019 Note Payable is not guaranteed by ProAssurance or any of its subsidiaries other than PICA. The 2019 Note Payable was recorded at fair value in accordance with SFAS 141(R) and, as discussed in Note 2, ProAssurance has elected to account for the 2019 Note Payable at fair value on a recurring basis.
          Future maturities of the 2019 Note Payable as of June 30, 2009 are as follows:

2009	2010	2011	2012	2013	Thereafter
$142,200	$303,100	$324,600	$344,000	$370,900	$16,396,700

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
8. Long-term Debt (continued)
          PICA is subject to certain debt covenants related to the 2019 Note Payable. The covenants are of the nature routinely associated with loans of this type and include the following:
•	a requirement that PICA maintain a debt service coverage ratio of 1:1, measured annually. The ratio is computed as net income (as defined by GAAP) plus depreciation, interest, amortization and income taxes divided by aggregate principal and interest payments on all of PICA’s debt.

•	a requirement that PICA maintain a A.M. Best insurance rating of B++ “Good” or better.

•	a restriction on the sale, lease or transfer of a substantial, material portion of PICA’s assets without the approval of the bank
PICA is currently in compliance with all covenants.
          PICA is party to an interest rate swap agreement (the swap) with the 2019 Note Payable issuing bank, the purpose of which is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The swap fixes the interest rate related to the Note Payable at 6.6%. The swap will terminate February 1, 2019. The notional amount of the swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The fair value of the interest rate swap at June 30, 2009 is $3.3 million and is classified within Other Liabilities.
          ProAssurance’s PICA subsidiary has a revolving credit facility with a bank in the amount of $3.0 million. The expiration date of the line of credit is August 1, 2009 and the line bears an interest rate of LIBOR plus 1.15%. Outstanding balances under the facility must be collateralized by securities of an equal or greater value. There was no outstanding balance as of June 30, 2009.
          The Surplus Notes due May 2033 (the 2033 Surplus Notes) were assumed in ProAssurance’s acquisition of PICA and are the unsecured obligations of PICA with a principal amount of $7.0 million bearing an interest rate of LIBOR plus 4.1% adjusted and payable quarterly. The 2033 Surplus Notes are not guaranteed by ProAssurance or any of its subsidiaries other than PICA. As discussed in Note 12, ProAssurance has provided notice of its intent to redeem the 2033 Surplus Notes during the third quarter of 2009.
          In connection with the acquisition of Georgia Lawyers, ProAssurance issued a surplus note (the 2012 Surplus Note) due February 2012. The 2012 Surplus Note is the unsecured obligation of ProAssurance. Under the agreement ProAssurance may repay the note, plus any accrued and unpaid interest at any time without penalty or fee.
          The 2019 Note Payable, the 2033 Surplus Notes and the 2012 Surplus Note were recorded at fair value on the acquisition date estimated in accordance with SFAS 141(R). The resulting discounts to the 2033 Surplus Notes and the 2012 Surplus Note are being amortized over the remaining life of the debt using the effective interest method. Such amortization is recorded in the financial statements as additional interest expense. The purchase adjustment related to the 2019 Note Payable is not being amortized since ProAssurance has elected fair value treatment for this debt.
Additional Information
For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 11 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2008 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
9. Stockholders’ Equity
          At June 30, 2009 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. As of June 30, 2009 the Board of Directors has not approved the issuance of preferred stock.
          ProAssurance repurchased approximately 840,000 common shares, having a total cost of $36.1 million, during the six months ended June 30, 2009 (including approximately 397,000 shares at a total cost of $17.4 million during the three months ended June 30, 2009). ProAssurance repurchased approximately 1.2 million common shares, having a total cost of $63.0 million, during the six months ended June 30, 2008 (including approximately 789,000 shares at a total cost of $39.6 million during the three months ended June 30, 2008). ProAssurance reissued 100,533 treasury shares, having a cost basis of approximately $5.0 million, during the first quarter of 2009 as a part of the consideration for acquisitions completed in the quarter. The Board of Directors of ProAssurance authorized $150 million in April 2007 and $100 million in August 2008 for the repurchase of common shares or the retirement of outstanding debt. Approximately $38.3 million of the amounts previously authorized by the Board remains available for use at June 30, 2009.
          Share-based compensation expense is approximately $1.8 million and $3.2 million for the three and six months ended June 30, 2009, respectively (the related tax benefit is approximately $646,000 and $1.1 million, respectively). Share-based compensation expense is approximately $2.1 million and $4.5 million for the three and six months ended June 30, 2008, respectively (the related tax benefit is approximately $720,000 and $1.6 million, respectively).
          ProAssurance granted approximately 29,000 shares of restricted stock to certain employees on February 26, 2009. The awards cliff vest on February 26, 2012 based on a service requirement. The fair value of each restricted share was estimated at $47.70, equal to the market value of a ProAssurance common share on the date of grant.
          ProAssurance issued approximately 44,000 common shares related to performance share awards granted in 2006. The awards were issued at the maximum level (125% of target) based on performance levels achieved. Cash was given in lieu of shares sufficient to satisfy required tax withholdings. ProAssurance granted approximately 71,000 (target) Performance Shares awards to employees during the first quarter of 2009. The Performance Shares cliff vest at the end of a three year period based upon requirements for continued service and achievement of specified performance goals. The number of shares ultimately awarded can vary from 75% to 125% of the target award depending upon the degree to which goals are achieved. The fair value of each Performance Share was estimated at $47.70, equal to the market value of a ProAssurance common share on the date of grant.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
10. Commitments and Contingencies
          As a result of the acquisition of NCRIC Corporation (NCRIC) in 2005, ProAssurance assumed the risk of loss for a judgment entered against PRA National on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the Judgment). The Judgment was appealed to the District of Columbia Court of Appeals, which affirmed the Judgment in October 2008 and denied PRA National’s petition for rehearing in January 2009. ProAssurance included a liability of $19.5 million related to the Judgment and post trial interest as a component of the fair value of assets acquired and liabilities assumed in the NCRIC purchase price allocation in 2005, and continued to accrue post trial interest thereafter. In April 2009, PRA National paid approximately $20.8 million to CHW in settlement of the Judgment. Because CHW is under judicial bankruptcy supervision, resolution of a settlement setoff of approximately $240,000 (plus accrued interest from April 2009) remains pending. Otherwise, the Judgment has been paid in full.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
11. Earnings Per Share
          The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2009	2008	2009	2008

Basic earnings per share calculation:
Numerator:
Net income	$53,881	$43,318	$82,248	$79,186

Denominator:
Weighted average number of common shares outstanding	32,914	31,868	33,134	32,025

Basic earnings per share	$1.64	$1.36	$2.48	$2.47

Diluted earnings per share calculation:
Numerator:
Net income	$53,881	$43,318	$82,248	$79,186
Effect of assumed conversion of contingently convertible debt instruments	—	742	—	1,484

Net income—diluted computation	$53,881	$44,060	$82,248	$80,670

Denominator:
Weighted average number of common shares outstanding	32,914	31,868	33,134	32,025
Assumed exercise of dilutive stock options and issuance of performance shares	272	299	257	307
Assumed conversion of contingently convertible debt Instruments	—	2,572	—	2,572

Diluted weighted average equivalent shares	33,186	34,739	33,391	34,904

Diluted earnings per share	$1.62	$1.27	$2.46	$2.31

          In accordance with SFAS 128, Earnings Per Share, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method as specified by SFAS 128, produces an increased number of shares. Approximately 491,000 and 370,000 of ProAssurance’s outstanding options, on average, were not considered to be dilutive during the six-month periods ended June 30, 2009 and 2008, respectively.
12. Subsequent Event
          In July 2009 ProAssurance provided notice of its intent to redeem the 2033 Surplus Notes (acquired in the PICA transaction) in the third quarter of 2009. Because the 2033 Surplus Notes were valued at fair value on the date of acquisition, but will be redeemed at par, a pre-tax loss of approximately $2.8 million ($1.8 million, net of tax) will be incurred in the third quarter of 2009 related to the redemption.

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

          We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2009 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
          Virtually all of our financial assets are comprised of investments recorded at fair value. We determine fair value in accordance with SFAS 157, Fair Value Measurements, as amended, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The framework establishes a three level hierarchy for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value. For example, a quoted market price for an actively traded security on an established trading exchange is considered the most transparent (observable) input used to establish a fair value for that security and is classified as a Level 1 in the fair value hierarchy. An investment valued using multiple broker dealer quotes is considered to be valued using observable input that is not as transparent as a quoted market price on an exchange and is classified as a Level 2. An investment valued using limited observable inputs and a significant amount of judgment is classified as Level 3. See Note 2 to the Condensed Consolidated Financial Statements.
          Of the Company’s investments recorded at fair value totaling $3.6 billion, approximately 99% of our investments are based on observable market prices or observable market parameters (i.e. broker quotes, benchmark yield curves, issuer spreads, bids, etc.). The availability of observable market prices and pricing parameters (referred to as observable inputs) can vary from investment to investment. We utilize observable inputs, when such inputs are available and relate to normal active markets, to value our investments. In many cases, we obtain multiple observable inputs for an investment to derive the fair value without requiring significant judgments.
          We use a pricing service, Interactive Data Corporation (IDC), to value our investments that have an exchange traded price or multiple observable inputs related to comparable securities. Because most fixed income securities do not trade daily, values provided by IDC are generally based on evaluated pricing models. Such models vary by asset class and utilize data based on trade, bid and other market information as well as cash flow and available loan performance data for securities considered comparable to the security being valued. IDC has indicated that trade and bid data are included in its valuation models only after it has been scrutinized for consistency with other market information obtained or developed by IDC. We do not utilize IDC to price investments that do not have multiple observable inputs (Level 3). IDC discloses the inputs used for each asset class that it prices. We review the inputs for the asset classes we own in order to make the appropriate level designation.
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
          For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from IDC. Our Level 3 assets are primarily non publicly traded investments which are valued by management either using non-binding broker quotes or pricing models that utilize market based assumptions which have limited observable inputs including treasury yield levels, issuer spreads and non-binding broker quotes. The valuation techniques involve some degree of judgment. Approximately $46.9 million of our investments (1% of investments recorded at fair value) are valued in this manner.
          Most of our investments recorded at fair value are considered available-for-sale although the major portion of our equity securities are classified as trading. For investments considered available-for-sale, changes in the fair value are recognized as unrealized gains and losses and are included, net of related tax effects, in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on these investments are recognized in earnings in the period the investment is sold or when an other-than-temporary impairment (OTTI) due to credit losses is deemed to have occurred. Changes in the fair value of investments considered as trading are recorded in realized investment gains and losses in the current period.
          We also have other investments, primarily comprised of equity interests in private investment funds (non-public investment partnerships and limited liability companies), $45.8 million of which are accounted for using the equity method and $31.1 million of which are carried at cost. We evaluate these investments for OTTI by considering any declines in fair value below the recorded value. Determining whether there has been a decline in fair value involves assumptions and estimates as there are typically no observable inputs to determine the fair value of these investments.
          We evaluate all our investments on at least a quarterly basis for declines in fair value that represent OTTI. Some of the factors we consider in the evaluation of our investments are:
•	the extent to which the fair value of an investment is less than its recorded basis;

•	the length of time for which the fair value of the investment has been less than its recorded basis;

•	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available;

•	third party research and credit rating reports;

•	the extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

•	the extent to which we believe market assessments of credit risk for a specific investment or category of investments are either well founded or are speculative;

•	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure;

•	for asset-backed securities: the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan; and

•	for equity securities, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value;

•	for debt securities, our intent to sell the security and whether or not we are more likely than not to be required to sell the security before recovery of its amortized cost basis

•	the historical and implied volatility of the fair value of the security;

•	the payment structure of the debt security (for example, nontraditional loan terms) and the likelihood of the issuer being able to make payments that increase in the future;

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date.
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
          When we judge a decline in fair value to be other-than-temporary, we recognize in earnings the portion of the impairment loss that is due to credit loss (the excess of the current amortized cost basis of the security and the present value of expected future cash flows). We recognize the portion that is due to non-credit factors in other comprehensive income, provided that we have no intent to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. In subsequent periods, we base any measurement of gain or loss or impairment on the revised amortized basis of the security.
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
Goodwill
          We make at least an annual assessment as to whether the value of our goodwill assets is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. In assessing goodwill, management estimates the fair value of the reporting unit and compares that estimate to external indicators such as market capitalization. We did not record any impairment of goodwill as of our last evaluation date, October 1, 2008, and do not believe there has been any change of events or circumstances that would indicate that a re-evaluation of goodwill is required as of June 30, 2009.
Accounting Changes
          In June 2009, the FASB issued SFAS 168, FASB Accounting Standards Codification (the Codification), which approves the Codification as the single source of authoritative nongovernmental GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us in the interim period ending September 30, 2009 and it is not expected to have an effect on our results of operations or financial position.
          In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation (FIN) 46(R), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS 167 and has not yet determined the impact on our results of operations or financial position.
          In May 2009 the FASB issued SFAS 165, Subsequent Events, which establishes general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which they should be recognized and the disclosures that should be made. SFAS 165 is effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009. We adopted SFAS 165 on June 30, 2009 and have evaluated subsequent events through the date and time the financial statements were issued on August 3, 2009.
          On April 9, 2009, the FASB issued three related FASB Staff Positions (FSPs):
(1)	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4)
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
(2)	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2)

     This FSP replaces existing guidance that requires an impairment of a debt security be considered as other-than-temporary unless management is able to assert both the intent and the ability to hold the impaired security until recovery of value. The revised guidance regarding classification of an impairment as other-than-temporary requires an entity to assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis.
     The FSP also establishes the concept of credit loss. Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The FSP states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions of the FSP require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.
(3)	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1)
          This FSP amends FAS 107 to require publicly traded companies to provide disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB 28 to require that fair value disclosures also be included in any summarized financial information issued at interim reporting periods.
     Each of these FSPs is effective for interim and annual periods ending after June 15, 2009. We adopted the FSPs on the effective date. As of April 1, 2009 our debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million, ($3.5 million after tax) which we recognized (an increase to retained earnings and a decrease to accumulated other comprehensive income) as the cumulative effect of adoption in accordance with the transitions provisions of FSP 115-2.
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
          In December 2007 the FASB issued SFAS 141 (Revised December 2007), Business Combinations. SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141(R) provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the Statement as of its effective date, January 1, 2009. We accounted for our acquisitions of Mid-Continent General Agency, Inc. (Mid-Continent), Georgia Lawyers Insurance Company (Georgia Lawyers) and Podiatry Insurance Company of America (PICA) during the first and second quarters of 2009 in accordance with SFAS 141(R), See Note 3.
          FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No 99-20, was issued in January 2009 to amend the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. EITF 99-20 specifies that an impairment is considered other-than-temporary if, based on an estimate of cash flows that a market participant would use in determining the current fair value, there has been an adverse change in those estimated cash flows. FSP EITF 99-20-1 alters this guidance by specifying that an impairment be considered other-than- temporary if it is “probable” there has been an adverse change in the holder’s estimated cash flows from those previously projected. We adopted FSP EITF 99-20-1 as of December 31, 2008 and considered the guidance provided therein in our impairment evaluations performed as of December 31, 2008 and June 30, 2009. There was no material effect from adoption.

Liquidity and Capital Resources and Financial Condition
Overview
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I of our 2008 Form 10K, and in Note 16 of our Notes to the Consolidated Financial Statements included therein, for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2009. At June 30, 2009 we held cash and investments of approximately $50.4 million outside of our insurance subsidiaries that are available for use without regulatory approval. In July 2009 our insurance subsidiaries paid dividends totaling $23.1 million to an intermediate holding company wholly owned by ProAssurance Corporation. These funds are now also available for use without regulatory approval.
Acquisitions
          In the first quarter of 2009 we acquired 100% of the outstanding shares of Mid-Continent and Georgia Lawyers as a means of expanding our professional liability business. These acquisitions were not material to ProAssurance individually or in the aggregate.
          On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding our professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States and had gross written premium of approximately $96 million in 2008. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $135 million in cash, of which $15 million was a surplus contribution to be used to provide premium credits to eligible policyholders over a three year period beginning in 2010.
          See Notes 2 and 3 to the Condensed Consolidated Financial Statements for detailed information regarding the PICA transaction, including a summarized listing of the assets acquired and liabilities assumed.
Cash Flows
          The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities, excluding PICA, provided positive cash flows of approximately $13.1 million and $101.5 million for the six months ended June 30, 2009 and 2008, respectively. Cash from operating activities in 2009 reflects cash used by PICA operations (since the date of acquisition, April 1, 2009) of $1.0 million.
          As shown in the table below, exclusive of the cash flows contributed by PICA, operating cash flows declined during the first six months of 2009 as compared to the same period in 2008. The decrease is principally attributable to lower premium receipts as a result of declines in gross premiums written, an expected decrease in reimbursements from reinsurers, including lower reinsurance receipts related to commutations, and higher income tax payments (resulting from an increase in taxable income in the fourth quarter of 2008 as compared to 2007). PICA’s negative cash flow for the quarter primarily reflects certain acquisition costs incurred and expensed prior to the acquisition that were not paid until the second quarter of 2009.

Year-to-date
Cash Flow
Increase (Decrease)
(In millions)	2009 vs. 2008

Change in operating cash flows not due to the PICA acquisition:
Lower premium receipts due to the decline in premiums written	$(9)
Decrease in net premium payments to reinsurers	3
Decrease in losses paid	52
Decrease in reinsurance recoveries	(55)
2008 Commutation Receipts (no comparable receipts during 2009)	(24)
Increase in Federal income tax payments	(29)
Settlement of the CHW litigation	(21)
Other amounts not individually significant, net	(5)
PICA operating cash flows	(1)

Net decrease in operating cash flows	$(89)

          Two ratios commonly used to analyze the operating cash flows of insurance companies are the net paid-to-incurred ratio and the net paid loss ratio.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Paid-to-incurred ratio	136.6%	100.2%	126.4%	104.8%
Paid loss ratio	71.7%	56.8%	74.3%	65.3%
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
          While net paid losses decreased during the three and six months ended June 30, 2009 as compared to the same respective periods in 2008, both the net paid loss ratio and net paid-to-incurred ratio increased. The increase in the net paid-to-incurred ratio is caused by the decline in incurred losses, the denominator of the ratio. Likewise, the increase in the net paid loss ratio is caused by the decline in earned premiums, the denominator of the ratio.
          We believe the net loss ratio (net incurred losses divided by net earned premium) is a more meaningful indicator of the adequacy of our premium revenues.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2009	2008	Change	2009	2008	Change
Net loss ratio	52.5%	56.7%	(4.2)	58.8%	62.3%	(3.5)

Investment Exposures
          The following table provides summarized information regarding our investments as of June 30, 2009:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Average	% Total
(In thousands)	Value	Gains	Losses	Rating	Investments

Fixed Maturities

Government
U.S. Treasury	$144,689	$3,257	$(1,571)	AAA	4%
U.S. Agency	85,952	2,945	(170)	AAA	2%

Total government	230,641	6,202	(1,741)	AAA	6%

State and Municipal Bonds	1,434,707	35,901	(11,222)	AA	38%

Corporate Bonds
Financial institutions	285,806	6,381	(10,128)	A	8%
FDIC insured	77,920	556	(42)	AAA	2%
Communications	56,261	1,981	(635)	BBB+	1%
Utilities	55,375	1,893	(602)	A	1%
Consumer cyclical	6,375	—	(1,355)	B+	0%
Consumer non-cyclical	11,900	51	(359)	BB	0%
Energy	24,847	1,728	(149)	BBB+	1%
Basic materials	3,049	15	(156)	BB	0%
Industrial	351,652	9,275	(2,316)	A	10%
Technology	762	—	(153)	B	0%
Other	20,648	325	(29)	A	1%

Total corporate bonds	894,595	22,205	(15,924)	A	24%

Asset-backed Securities
Agency mortgage-backed securities	478,591	17,684	(127)	AAA	13%
Non-agency mortgage-backed securities	39,155	1,376	(6,655)	A	1%
Subprime	6,649	—	(5,075)	AA	0%
Alt-A	9,273	320	(3,630)	BBB+	0%
Commercial mortgage-backed securities	184,882	1,014	(14,596)	AAA	5%
Credit card	33,949	1,266	(99)	AAA	1%
Automobile	27,790	435	(1,104)	AA	1%
Other	9,407	309	(729)	AA	0%

Total asset-backed securities	789,696	22,404	(32,015)	AAA	21%

Total Fixed Maturities	3,349,639	86,712	(60,902)	AA	89%

Equities
Equity-common
Financial	6,407	136	(11)		0%
Energy	6,306	34	—		0%
Consumer cyclical	2,888	34	(56)		0%
Consumer non-cyclical	7,974	143	(70)		0%
Technology	4,140	111	(91)		0%
Industrial	3,094	180	(18)		0%
Communications	3,297	75	—		0%
All Other	2,770	11	(71)		0%

	36,876	724	(317)		1%
Equity Preferred	2,685	184	(1,092)		0%

Total equities	39,561	908	(1,409)		1%

Other Investments
High yield asset-backed securities, held in a private investment fund	8,892	—	(10,925)		0%
Federal Home Loan Bank capital stock	5,190	—	—		0%
Private fund—primarily invested in distressed debt	23,073	—	—		1%
Private fund—primarily invested in long/short equities	6,010	—	—		0%
Other	2,014	—	—		0%

Total other investments	45,179	—	(10,925)		1%

BOLI	64,261	—	—	AA	2%

Investment in Unconsolidated Subsidiaries
Private fund—primarily invested in high yield asset-backed securities	28,100	—	—		1%
Private fund—primarily invested in long/short equities	12,784	—	—		0%
Private fund—primarily invested in non-public equities	4,871	—	—		0%

Total investment in unconsolidated subsidiaries	45,755	—	—		1%

Short Term	227,251	—	—		6%

Total Investments	$3,771,646	$87,620	$(73,236)		100%

          A complete listing of our investment holdings as of June 30, 2009 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.ProAssurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
          We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. Over the next year, we anticipate that at least $50 million of our investments will mature (or be paid down) each quarter and become available, if needed, to meet our cash flow requirements. At our insurance subsidiaries’ level, the primary outflow of cash is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
          We held cash and short-term securities of $240.1 million at June 30, 2009 as compared to $445.5 million at December 31, 2008. During 2008 we held additional highly liquid assets in order to maximize liquidity in an unstable credit market. We began investing in additional fixed maturities as credit markets stabilized during the first and second quarters of 2009. Also, we utilized $120 million to fund the PICA acquisition. We acquired PICA cash and short-term balances of approximately $14 million in the merger.
          The weighted average effective duration of our fixed maturity securities at June 30, 2009 is 4.2 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.9 years. The securities acquired in the PICA transaction were, on average, longer in duration than the securities we already owned, which caused a small increase in the overall weighted average effective duration.
          Our investment portfolio continues to be composed of high quality fixed income securities with approximately 98% of our fixed maturities being either United States government agency or investment grade securities as determined by national rating agencies.
          At June 30, 2009 we hold fixed maturity securities in an unrealized gain position with pretax net unrealized gains of approximately $26 million as compared to pretax net unrealized losses of $43 million as of December 31, 2008. The improvement is primarily due to a reduction in credit spreads, particularly with respect to state and municipal securities and corporate bonds, offset somewhat by the impact of slightly higher interest rates. The fixed maturity securities acquired in the PICA transaction were valued at their fair value on the date of acquisition, April 1, 2009—see Notes 2 and 3—and overall have appreciated in value because of lower market interest rates at June 30, 2009.
          At June 30, 2009 we held asset-backed securities with a fair value of $789.7 million (recorded cost basis of $799.3 million). In the first and second quarters of 2009, we realized $2.5 million of losses on asset-backed securities primarily relating to mortgage-backed securities impacted by the deterioration of the housing market. In performing our OTTI assessment of mortgage-backed securities, management projects expected cash flows, making assumptions regarding expected foreclosure rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an OTTI is realized for the difference between the book value and fair value of the security in accordance with generally accepted accounting principles. In some cases, the impairment loss is greater than the projected loss because market values are depressed as a result of market uncertainty and an aversion to risk by market participants. If we continue to hold these securities, and our estimates of projected loss prove over time to be accurate, the economic loss that we ultimately realize will be less than the impairment loss that has been recorded. Conversely, because our judgments about future foreclosure rates, the timing of expected cash flows and the estimated value of collateral may not prove over time to be accurate, we may experience losses on asset-backed securities that we are not currently projecting.
          Mortgage-backed securities are generally categorized according to the expected credit quality of underlying mortgage loans. Generally, subprime loans are issued to borrowers with lower credit ratings while Alt-A borrowers have better credit ratings but the mortgage loan is of a type regarded as having a higher risk profile. As of June 30, 2009, we directly hold securities with a fair value of approximately $6.6 million (recorded cost basis of approximately $11.7 million and rated: 9% AAA, 77% AA, 13% A, 1% BBB or below) and a beneficial interest in securities with a fair value of approximately $611,000 (recorded cost basis of approximately $4.1 million and average rating of B+) that are supported by collateral we classify as subprime. We also have subprime exposure of approximately $2.8 million through our interests in private investment funds. We also hold securities with a fair value of approximately $9.3 million (recorded cost basis of approximately $12.6 million) that are supported by privately issued residential mortgage-backed securities we classify as Alt-A, of which approximately 22% are AAA rated, 9% are AA, 32% are A, and 37% are B. Ratings given are as of June 30, 2009. During the first and second quarters of 2009, we evaluated our securities with subprime and Alt-A exposures and recognized impairment losses related to those securities of $1.9 million.
          We have no exposures to financial institutions through equity securities that exceed $500,000. Our largest exposures for fixed maturity securities at June 30, 2009 are as follows:

	FDIC Bonds
(In millions)	Included	Excluded

Bank of America	$29.5	$21.8
Morgan Stanley	$27.1	$21.0
JPMorgan	$24.0	$11.0
American Express	$23.8	$11.9
General Electric Corporation	$22.8	$16.0
Wells Fargo	$18.8	$18.8
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
          At June 30, 2009 our receivable from reinsurers on unpaid losses is $275.2 million and our receivable from reinsurers on paid losses is $16.5 million.

Debt
          Our long-term debt as of June 30, 2009 is comprised of the following.

(In thousands, except %)	Contractual Rate	Outstanding Principal	June 30, 2009

2034 Trust Preferred Securities/Debentures	4.7% (1)	$22,992	$22,992
2034 Surplus Notes	4.5% (1)	12,000	12,000
2033 Surplus Notes	4.8% (1)	7,000	4,189
2019 Notes Payable(4)	6.6% (2)	17,882	13,903
2012 Surplus Note	3.3% (3)	517	465

			$53,549

(1)	Adjusted quarterly based on LIBOR

(2)	Fixed, see Note 8 regarding the related interest rate swap

(3)	Adjusted quarterly based on the U.S. prime rate

(4)	Valued at fair value, see Note 8
          All ProAssurance long-term debt is currently repayable or redeemable at a date no later than the next interest payment date. Insurance department approval is required for redemption of surplus notes, and certain debt instruments require notice prior to redemption or repayment. A detailed description of our debt is provided in Note 8 to the Condensed Consolidated Financial Statements.
          We have obtained approval to and have provided notice of our intent to redeem the 2033 Surplus Notes (acquired in the PICA transaction) in the third quarter of 2009. Because the 2033 Surplus Notes have been valued on our balance sheet at their fair value on the date of acquisition, but will be redeemed at par, we expect to record a pre-tax loss of approximately $2.8 million in the third quarter related to the redemption.
Treasury Stock
          We repurchased approximately 840,000 common shares, having a total cost of $36.1 million, during the six months ended June 30, 2009 (including approximately 397,000 shares at a total cost of $17.4 million during the three months ended June 30, 2009). We reissued 100,533 treasury shares as a part of the consideration for acquisitions during the first quarter of 2009. The Board of Directors of ProAssurance authorized $150 million in April 2007 and $100 million in August 2008 for the repurchase of common shares or the retirement of outstanding debt. Approximately $38.3 million of the amounts previously authorized by the Board remains available for use at June 30, 2009.
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
          For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve under the guidance provided by SFAS 5 Accounting for Contingencies. As a result of the acquisition of PRA National (then NCRIC, Inc.) in 2005, we assumed the risk of loss for a judgment by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the amount of $18.2 million (the Judgment). The Judgment was appealed to the District of Columbia Court of Appeals, which affirmed the Judgment in October 2008 and denied our petition for rehearing in January 2009. We included a liability of $19.5 million related to the Judgment and post-trial interest as a component of the fair value of assets acquired and liabilities assumed in the NCRIC purchase price allocation in 2005, and continued to accrue post-trial interest thereafter. In April 2009,

PRA National paid approximately $20.8 million to CHW in settlement of the Judgment. Because CHW is under judicial bankruptcy supervision, resolution of a settlement setoff of approximately $240,000 (plus accrued interest from April 2009) remains pending. Otherwise, the Judgment has been paid in full.
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

Overview of Results—Three and Six Months Ended June 30, 2009 and 2008
          Results for the second quarter improved, compared to the year-ago period, due to an increase in net realized gains, increased favorable loss development related to prior accident years and declines in net losses and expenses and positive results from our PICA subsidiaries, acquired April 1, 2009. These improvements were offset to some degree by the reduced amount of earned premium and lower investment earnings. The 2009 six-month period reflects a smaller earnings improvement primarily because of impairment losses recognized in the first quarter of 2009.
          Results from the three and six months ended June 30, 2009 compare to the same respective period in 2008 as follows. Discussions are exclusive of PICA except when otherwise stated. PICA has the same dollar effect for the year-to-date period as for the quarter since PICA is not included in ProAssurance results prior to the date of the merger.
Revenues
          Net premiums earned declined in 2009 by approximately $10.9 million (9.4%) for the quarter and $27.5 million (11.6%) for the six month period. The declines reflect the effects of a competitive market place and rate reductions resulting from improved loss trends. PICA contributed additional net premiums earned of $22.8 million to both 2009 periods.
          Our 2009 net investment results (which include both net investment income and earnings from unconsolidated subsidiaries) decreased by $3.6 million (8.8%) for the three-month period and $9.6 million (11.9%) for the six-month period. The decline primarily reflects lower average balances and yields on both short term and fixed maturities, and, for the six month period, a decrease in earnings from Treasury Inflation Protected Securities (TIPS). PICA contributed additional net investment income of $2.1 million to both 2009 periods.
          Net realized investment gains are $1.9 million for the second quarter of 2009, as compared to net realized investment losses of $5.3 million during the second quarter of 2008, and primarily reflect a $3.2 million reduction in impairment losses, a $2.1 million increase in gains from sales of securities, and a $1.9 million increase in trading portfolio gains. For the six month period, second quarter improvements were largely offset by impairments recognized in the first quarter of 2009 that exceeded first quarter 2008 impairments by $7.2 million. PICA contributed additional net realized investment gains of $3.2 million to both 2009 periods, $2.3 million of which were trading portfolio gains.
Expenses
          Current accident year net losses decreased by $10.1 million (10.4%) for the second quarter and $24.2 million (12.2%) for the six-month period, principally due to a decline in insured risks. We recognized favorable development in 2009 of $37.0 million (a $5.7 million increase) for the second quarter and $55.5 million (a $4.2 million increase) for the year-to-date period. Additionally, both 2009 periods include PICA incurred net losses of $17.1 million.
          Expenses declined during 2009 by $1.7 million (6.7%) for the second quarter and $4.0 million (7.7%) for the six-month period. The declines reflect lower acquisition costs due to reduced premium volume, an expense reduction related to the CHW Judgment, and reduced stock based compensation costs. Additionally, both 2009 periods reflect PICA expenses of $6.5 million, which includes transaction related expenses of $3.0 million.
          Interest expense declined in 2009 ($1.8 million for the three-month period and $3.6 million for the six month period) because we reduced outstanding debt during the latter half of 2008 by $129 million. Additionally, PICA increased interest expense for both 2009 periods by $667,000 (due to debt assumed as a part of the transaction).
Ratios (including the effect of PICA results)
          Our net loss ratio decreased by 4.2 points in 2009 for the three-month period and 3.5 points for the six-month period, primarily because favorable prior year loss development had a more pronounced effect on the calendar year net loss ratio in 2009 (because 2009 earned premium was less than 2008 earned premium).
          Our expense ratio increased by 0.9 points for the three-month period and 1.0 points for the six-month period, primarily because expense reductions did not keep pace with the decline in earned premium. Our operating ratio increased by 1.3 points in 2009 for the three-month period and 0.3 points for the six-month period, due to reductions in net investment income. Return on equity is 14.4% for the 2009 three-month period and 11.1% for the six-month period on an annualized basis.

Results of Operations—Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
          Selected consolidated financial data for each period is summarized in the table below. We acquired PICA effective April 1, 2009 and our results for the three- and six-month periods ended June 30, 2009 include PICA results from the date of acquisition. Operating results for 2008 do not include PICA results. Where significant, the effects of the PICA acquisition are separately identified in the discussions that follow.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in thousands, except share data)	2009	2008	Change	2009	2008	Change

Revenues:
Gross premiums written	$111,612	$88,005	$23,607	$266,156	$248,272	$17,884

Net premiums written	$100,542	$78,784	$21,758	$242,929	$227,199	$15,730

Premiums earned	$139,182	$126,407	$12,775	$254,736	$258,425	$(3,689)
Premiums ceded	(11,438)	(10,639)	(799)	(23,102)	(22,080)	(1,022)

Net premiums earned	127,744	115,768	11,976	231,634	236,345	(4,711)
Net investment income	39,697	41,313	(1,616)	74,266	82,372	(8,106)
Equity in earnings (loss) of unconsolidated subsidiaries	119	(2)	121	(1,309)	(1,949)	640
Net realized investment gains (losses)	5,084	(5,349)	10,433	(2,453)	(6,775)	4,322
Other income	2,597	1,336	1,261	4,071	2,699	1,372

Total revenues	175,241	153,066	22,175	306,209	312,692	(6,483)

Expenses:
Losses and loss adjustment expenses	75,928	77,715	(1,787)	152,635	168,294	(15,659)
Reinsurance recoveries	(8,903)	(12,044)	3,141	(16,493)	(20,940)	4,447

Net losses and loss adjustment expenses	67,025	65,671	1,354	136,142	147,354	(11,212)
Underwriting, acquisition and insurance expenses	30,013	25,157	4,856	53,990	51,399	2,591
Interest expense	1,203	2,292	(1,089)	1,830	4,714	(2,884)

Total expenses	98,241	93,120	5,121	191,962	203,467	(11,505)

Income before income taxes	77,000	59,946	17,054	114,247	109,225	5,022

Income taxes	23,119	16,628	6,491	31,999	30,039	1,960

Net income	$53,881	$43,318	$10,563	$82,248	$79,186	$3,062

Earnings per share:
Basic	$1.64	$1.36	$0.28	$2.48	$2.47	$0.01

Diluted	$1.62	$1.27	$0.35	$2.46	$2.31	$0.15

Net loss ratio	52.5%	56.7%	(4.2)	58.8%	62.3%	(3.5)
Underwriting expense ratio(1)	22.6%	21.7%	0.9	22.7%	21.7%	1.0

Combined ratio(1)	75.1%	78.4%	(3.3)	81.5%	84.0%	(2.5)

Operating ratio(1)	44.0%	42.7%	1.3	49.4%	49.1%	0.3

Return on equity(2)	14.4%	13.7%	0.7	11.1%	12.6%	(1.5)

(1)	Excludes expenses incurred by non-insurance subsidiaries (principally agency subsidiaries) of $1.1 million and $1.5 million for the three- and six-month periods ended June 30, 2009. There are no significant corresponding expenses in 2008.

(2)	Annualized

Premiums

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Gross premiums written:
PRA all other	$97,825	$88,005	$9,820	11.2%	$252,369	$248,272	$4,097	1.7%
PICA Acquisition	13,787	—	13,787	nm	13,787	—	13,787	nm

	$111,612	$88,005	$23,607	26.8%	$266,156	$248,272	$17,884	7.2%

Net premiums written:
PRA all other	$87,595	$78,784	$8,811	11.2%	$229,982	$227,199	$2,783	1.2%
PICA Acquisition	12,947	—	12,947	nm	12,947	—	12,947	nm

	$100,542	$78,784	$21,758	27.6%	$242,929	$227,199	$15,730	6.9%

Premiums earned:
PRA all other	$115,417	$126,407	$(10,990)	(8.7%)	$230,971	$258,425	$(27,454)	(10.6%)
PICA Acquisition	23,765	—	23,765	nm	23,765	—	23,765	nm

	$139,182	$126,407	$12,775	10.1%	$254,736	$258,425	$(3,689)	(1.4%)

Premiums ceded:
PRA all other	$(10,488)	$(10,639)	$151	(1.4%)	$(22,152)	$(22,080)	$(72)	0.3%
PICA Acquisition	(950)	—	(950)	nm	(950)	—	(950)	nm

	$(11,438)	$(10,639)	$(799)	7.5%	$(23,102)	$(22,080)	$(1,022)	4.6%

Net premiums earned:
PRA all other	$104,929	$115,768	$(10,839)	(9.4%)	$208,819	$236,345	$(27,526)	(11.6%)
PICA Acquisition	22,815	—	22,815	nm	22,815	—	22,815	nm

	$127,744	$115,768	$11,976	10.3%	$231,634	$236,345	$(4,711)	(2.0%)

nm not meaningful
Gross Premiums Written
          Changes in our premium volume are driven by three primary factors: our retention of existing business, the amount of new business we are able to generate, and the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. In the second quarter and the year-to-date periods of 2009 (exclusive of the additional premiums contributed by PICA), we have experienced an increase in gross premiums written of approximately 11% and 2%, respectively. During 2008 we experienced average premium declines (as compared to 2007) of 14%. The professional liability market place continues to remain competitive with some competitors choosing to compete primarily on price.
          Exclusive of PICA, our overall retention rate is 89% for both the three-month and six-month periods ended June 30, 2009; in 2008 our retention rate was 85% and 88% for the comparable three-month and six-month periods, respectively. The retention rate for our core PICA business is approximately 91% and 92% for the same respective periods. Retention rates are affected by a number of factors. Insureds may terminate coverage because they are leaving the practice of medicine through death, disability or retirement. Also, based on our underwriting evaluation, we may choose not to renew an insured. Finally, we may lose business to competitors or to self-insurance mechanisms due to pricing or other issues.
          New business increased during 2009, for both the three-month and six-month periods. As shown in the above table, PICA contributed additional premiums of approximately $14 million for the second quarter of 2009. The acquisitions of Georgia Lawyers and Mid-Continent contributed additional premiums of approximately $4 million and $9 million for the three-month and six-month periods, respectively. We also wrote approximately $7 million and $12 million of new physician business during the three-month and six-month periods, respectively, that was not attributable to acquisitions, as compared to $3 million and $6 million for the same respective periods in 2008.
          In late 2008, we began writing a limited number of two-year policies for physicians in a selected jurisdiction. Written premium for the entire two-year policy term is recorded at inception, while earned premium continues to be recorded throughout the policy term. As a result, written premium for the current period is higher than if only annual policies were issued. Two-year policy gross written premiums for the three-month and six-month periods ended June 30, 2009, are $7.1 million and $12.5 million, respectively. There were no two-year policies written in the comparable periods of 2008.
          As favorable loss trends have emerged we have lowered our rates where indicated. For our physician business, our charged rates on 2009 renewals (exclusive of PICA) decreased 4% on average as compared to an average decrease of 6% for the first six months of 2008 (4% decrease versus 7% decrease for the respective second quarter periods). Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, while still generating fair returns for our stockholders.
          Gross premiums written by component are as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Physician*:
PRA all other	$74,744	$69,002	$5,742	8.3%	$204,816	$208,734	$(3,918)	(1.9%)
PICA Acquisition	9,599	—	9,599	nm	9,599	—	9,599	nm

	84,343	69,002	15,341	22.2%	214,415	208,734	5,681	2.7%

Non-physician*:
Other healthcare providers
PRA all other	5,921	3,274	2,647	80.8%	14,102	7,009	7,093	101.2%
PICA Acquisition	2,660	—	2,660	nm	2,660	—	2,660	nm

	8,581	3,274	5,307	162.1%	16,762	7,009	9,753	139.1%
Hospital and facility	8,783	8,407	376	4.5%	16,281	15,547	734	4.7%
Other
PRA all other	4,777	2,458	2,319	94.3%	8,281	5,574	2,707	48.6%
PICA Acquisition	1,405	—	1,405	nm	1,405	—	1,405	nm

	6,182	2,458	3,724	151.5%	9,686	5,574	4,112	73.8%

	23,546	14,139	9,407	66.5%	42,729	28,130	14,599	51.9%

Tail Premiums	3,723	4,864	(1,141)	(23.5%)	9,012	11,408	(2,396)	(21.0%)

Total Gross Premium Written	$111,612	$88,005	$23,607	26.8%	$266,156	$248,272	$17,884	7.2%

*	Excludes tail premiums
nm not meaningful
          Physician business continues to be our primary source of revenue and represents approximately 76% and 81% of total gross premiums written for the quarter and year-to-date periods ended June 30, 2009 as compared to 78% and 84% for the comparable periods in 2008.
          Other healthcare providers are primarily dentists, chiropractors, and allied health professionals; the 2009 increase in this business is primarily attributable to our acquisitions of PICA and Mid-Continent. Non-physician “other” premiums are primarily legal professional liability premiums and employment practices liability insurance (EPLI).
          We separately report tail premiums because we offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period.

Premiums Earned

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Premiums earned:
PRA all other	$115,417	$126,407	$(10,990)	(8.7%)	$230,971	$258,425	$(27,454)	(10.6%)
PICA Acquisition	23,765	—	23,765	nm	23,765	—	23,765	nm

	$139,182	$126,407	$12,775	10.1%	$254,736	$258,425	$(3,689)	(1.4%)

nm not meaningful
          Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, beginning in late 2008 we began to renew some policies with a two-year term. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
          Exclusive of the effect of tail premiums and acquisitions, the decline in premiums earned for the three and six months ended June 30, 2009 as compared to the same periods in 2008 reflects declines in gross premiums written during 2007, 2008 and 2009. As shown in the table, the PICA subsidiaries contributed earned premiums of approximately $24 million during the second quarter of 2009; approximately $21.4 million of which related to premiums written prior to the date of acquisition. At June 30, 2009 approximately $22.0 million of premium written prior to the acquisition is yet to be earned and will be added to ProAssurance earned premium on a pro rata basis, principally during the third and fourth quarters of 2009.
Premiums Ceded

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Premiums ceded:
PRA all other	$10,488	$10,639	$(151)	(1.4%)	$22,152	$22,080	$72	0.3%
PICA Acquisition	950	—	950	nm	950	—	950	nm

	$11,438	$10,639	$799	7.5%	$23,102	$22,080	$1,022	4.6%

nm not meaningful
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
          Exclusive of the effect of the PICA acquisition, our reinsurance expense ratio (premiums ceded as a percentage of premiums earned) is 9.1% and 8.4% during the second quarter of 2009 and 2008, respectively, and 9.6% and 8.5% for the year-to-date periods of 2009 and 2008, respectively. The increase in the ratio is primarily due to the decline in premiums earned (the denominator of the ratio). The decrease in premiums earned was concentrated in retained premiums, for policies with lower limits of liability, while reinsured premiums remained relatively flat.
          The PICA subsidiaries cede only a small portion of the risk on the policies they issue. Accordingly, the reinsurance expense ratio for these entities is low, which reduces ProAssurance’s reinsurance expense ratio on a consolidated basis to 8.2% and 9.1% for the second quarter and first half of 2009, respectively.

Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2009	2008	Change		2009	2008	Change
Net investment income
PRA all other	$37,573	$41,313	$(3,740)	(9.1%)	$72,142	$82,372	$(10,230)	(12.4%)
PICA Acquisition	2,124	—	2,124	nm	2,124	—	2,124	nm

	$39,697	$41,313	$(1,616)	(3.9%)	$74,266	$82,372	$(8,106)	(9.8%)

nm not meaningful
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
Net investment income by investment category is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008

PRA all other
Fixed maturities	$37,029	$39,112	$71,007	$77,865
Equities	192	198	354	348
Short-term investments	187	1,617	850	3,945
Other invested assets	877	1,023	1,465	1,385
Business owned life insurance	399	568	820	1,180

	38,684	42,518	74,496	84,723

PICA Acquisition
Fixed maturities	2,221	—	2,221	—
Equities	202	—	202	—
Short-term investments	81	—	81	—

	2,504	—	2,504	—

Investment expenses	(1,491)	(1,205)	(2,734)	(2,351)

Net investment income	$39,697	$41,313	$74,266	$82,372

Fixed Maturities. Exclusive of the additional income earned by the PICA subsidiaries, the second quarter decrease in income from our investment in fixed maturities is primarily due to both lower average balances and lower average rates. Comparatively, the first quarter decrease in income is primarily due to a decrease in earnings from TIPS (Treasury Inflation Protected Securities) and lower average balances. Average yields for our available-for-sale fixed maturity securities during 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Excluding securities held by PICA:
Average income yield	4.8%	4.9%	4.6%	4.8%
Average tax equivalent income yield	5.6%	5.7%	5.4%	5.6%
Consolidated yield:
Average income yield	4.7%	4.9%	4.6%	4.8%
Average tax equivalent income yield	5.5%	5.7%	5.3%	5.6%
Short-term Investments. Exclusive of the additional income earned by the PICA subsidiaries, the decrease in earnings from short-term investments for the three-month and six-month periods reflects a decline in market interest rates (an average of 200 basis points) on higher average balances in the first half of 2009 as compared to 2008. Average balances declined in the second quarter of 2009 because short term funds of approximately $120 million were used to fund the acquisition of the PICA subsidiaries.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2009	2008	Change	2009	2008	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$119	$(2)	$121	$(1,309)	$(1,949)	$640
          Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests in three private funds accounted for under the equity method. No unconsolidated subsidiaries were acquired in the PICA acquisition. The funds primarily hold trading portfolios, and changes in the fair value of securities held by the fund are included in current earnings of the fund. The performance of all three funds is affected by the volatility of equity and credit markets.
Net Realized Investment Gains (Losses) (including PICA)
The components of net realized investment gains (losses) are shown in the following table.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2009	2008	2009	2008

Total other-than-temporary impairment losses (realized and unrealized):
Residential mortgage-backed securities (1)	$(247)	$(4,746)	$(2,703)	$(5,142)
Corporate bonds	(2,189)	(433)	(3,733)	(513)
Equities	—	(271)	(422)	(299)
Other(2)	—	—	(3,626)	(353)

Portion recognized in Other Comprehensive Income(3):
Residential mortgage-backed securities	172	—	172	—

Net impairment losses recognized in earnings	(2,264)	(5,450)	(10,312)	(6,307)

Net gains (losses) from sales)	2,961	(171)	5,125	146

Trading portfolio gains (losses)	4,296	272	2,643	(614)

Fair value adjustments, net	91	—	91	—

Net realized investment gains (losses)	$5,084	$(5,349)	$(2,453)	$(6,775)

(1)	Includes unrealized impairment losses of approximately $61,000 that were recognized in earnings in the first quarter of 2009 but reclassified from retained earnings to other comprehensive income on April 1, 2009

(2)	Includes $3.1 million in the first quarter of 2009 related to a reduction of the amount expected to be received from the dissolution of the Reserve Primary Fund

(3)	Prior to the adoption of FSP FAS 157-2 all OTTI losses were recognized in earnings
          Trading portfolio gains are primarily attributable to improved market prices for equity securities in the second quarter of 2009. Approximately $2.3 million of the 2009 gain is attributable to equity securities acquired as result of the PICA transaction. Fair value adjustments are attributable to ProAssurance’s election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Note 8.

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
          The following table summarizes calendar year net losses and net loss ratios for the three and six months ended June 30, 2009 and 2008, respectively, by separating losses between the current accident year and all prior accident years. All losses associated with the subsidiaries we acquired from PICA are considered current accident year losses because the insured event became a ProAssurance liability in 2009.

	Net Losses
	Three Months Ended			Six Months Ended
	June 30			June 30
(In millions)	2009	2008	Change	2009	2008	Change

Current accident year:
PRA all other	$86.9	$97.0	$(10.1)	$174.5	$198.7	$(24.2)
PICA Acquisition	17.1	—	17.1	17.1	—	17.1

	$104.0	$97.0	$7.0	$191.6	$198.7	$(7.1)

Prior accident years:
PRA all other	$(37.0)	$(31.3)	$(5.7)	$(55.5)	$(51.3)	$(4.2)
PICA Acquisition	—	—	—	—	—	--

	$(37.0)	$(31.3)	$(5.7)	$(55.5)	$(51.3)	$(4.2)

Calendar year:
PRA all other	$49.9	$65.7	$(15.8)	$119.0	$147.4	$(28.4)
PICA Acquisition	17.1	—	17.1	17.1	—	17.1

	$67.0	$65.7	$1.3	$136.1	$147.4	$(11.3)

	Net Loss Ratios
	Three Months Ended			Six Months Ended
	June 30			June 30
	2009	2008	Change	2009	2008	Change

Current accident year:
PRA all other	82.8%	83.7%	(0.9)	83.6%	84.0%	(0.4)
PICA Acquisition	75.1%	—	—	75.1%	—	--
Consolidated	81.4%	83.7%	(2.3)	82.7%	84.0%	(1.3)

Prior accident years:
PRA all other	(35.2%)	(27.0%)	(8.2)	(26.6%)	(21.7%)	(4.9)
PICA Acquisition	—	—	—	—	—	--
Consolidated	(28.9%)	(27.0%)	(1.9)	(23.9%)	(21.7%)	(2.2)

Calendar year:
PRA all other	47.6%	56.7%	(9.1)	57.0%	62.3%	(5.3)
PICA Acquisition	75.1%	—	nm	75.1%	—	nm
Consolidated	52.5%	56.7%	(4.2)	58.8%	62.3%	(3.5)

*	Net losses as specified divided by net premiums earned.

nm not meaningful

          The current accident year loss ratio for our pre-acquisition business has been consistent in both quarters of 2009 and has not changed significantly as compared to the same period in 2008. The loss ratio associated with the PICA business is lower than that of our pre-acquisition business, but is consistent with our expectations for this business.
          During the three and six months ended June 30, 2009, we recognized favorable loss development of $37.0 million and $55.5 million, on a net basis, related to reserves established in prior years. Principally this is due to favorable net loss development for the 2004 to 2007 accident years within our retained layers of coverage ($1 million and below). The 2004-2007 favorable development is based upon observation of actual claims data which indicates that claims severity is below our initial expectations. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable net loss development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2004-2007, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity.
          During the three and six months ended June 30, 2008, we recognized favorable loss development of $31.3 million and $51.3 million respectively, generally related to our previously established (prior accident year) reserves. Favorable development also includes $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period. In particular, we observed claims severity below our initial expectations, within the first $1 million of coverage, for the 2003 through 2006 accident years.
          Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Underwriting, Acquisition and Insurance Expenses

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Underwriting, acquisition and insurance expenses
PRA all other	$23,473	$25,157	$(1,684)	(6.7%)	$47,450	$51,399	$(3,949)	(7.7%)
PICA acquisition	6,540	—	6,540	nm	6,540	—	6,540	nm

	$30,013	$25,157	$4,856	19.3%	$53,990	$51,399	$2,591	5.0%

Underwriting expense ratio

PRA all other	21.9%	21.7%	0.2		22.3%	21.7%	0.6
PICA acquisition	26.1%	—	nm		26.1%	—	nm
Consolidated	22.6%	21.7%	0.9		22.7%	21.7%	1.0

Excluding non-recurring items:
PRA all other	23.6%	21.7%	1.9		23.1%	21.7%	1.4
PICA acquisitions	18.0%		nm		18.0%	—	nm
Consolidated	21.7%	21.7%	—		22.1%	21.7%	0.4

nm not meaningful
          The increase in the underwriting expense ratio (expense ratio) reflects the effect of a decline in premiums earned and higher average commissions due to changes in the mix of the type of premiums earned and a shift toward agent production versus in-house production in certain locales, offset by a benefit related to a nonrecurring expense reduction, as discussed below. Costs associated with our insurance operations have declined; however, the decline in net premiums earned is more pronounced. Our 2009 expense ratio reflects the effects of certain non-recurring items, as discussed below. The effect of excluding these non-recurring items is shown in the above table.
          Coincident with our acquisition of a significant agency subsidiary, Mid-Continent, and a fee based service operation at PICA we have excluded from our expense ratio calculations above the direct costs of these operations that are not related to the production of ProAssurance premiums ($1.1 million for the second quarter of 2009, $1.5 million for the six-month period).
          Underwriting, acquisition and insurance expenses decreased for the second quarter and on a year-to-date basis as compared to the same periods in 2008, primarily reflecting lower acquisition costs due to reduced premium volume, reduced stock based compensation costs, and an expense reduction of approximately $1.8 million recorded in the second quarter of 2009 because actual costs to pursue appeal of the CHW Judgment proved to be less than our prior estimates. Expenses allocated to the PICA acquisition in the above table include transaction related expense of approximately $3.0 million incurred in the second quarter of 2009.
          Underwriting, acquisition and insurance expenses include share-based compensation expense of approximately $1.8 million for the three and $3.2 million for the six months ended June 30, 2009 as compared to $2.1 million and $4.5 million for the same periods in 2008, respectively. The 2009 expense decrease reflects lower PRA stock prices in 2009, adjustments to forfeiture rates, and changes in the structure of the awards given in 2009, which reduced the number of participants eligible for vesting upon retirement and increased the vesting period related to certain awards. Expenses for retirement eligible employees are fully expensed when granted (all in the first quarter period in 2009 and 2008) and are $310,000 in 2009 as compared to $680,000 in 2008.
          Guaranty fund assessments, in general, are recorded when they are declared by state regulatory authorities. Periodically we receive refunds of previous assessments. Additionally, certain states permit us to recoup previous guaranty fund assessments through surcharges to our insureds. On a net basis, including PICA, guaranty fund refunds and recoupments exceeded assessments in both 2009 and 2008 and reduced underwriting expense by approximately $289,000 and $478,000 during the three- and six-month periods ended June 30, 2009 and by $270,000 and $639,000 for the same respective periods in 2008.

Interest Expense
          The decrease in interest expense for the three and six months ended June 30, 2009 as compared to the same periods in 2008 is primarily due to the conversion of all our Convertible Debentures in July of 2008 (aggregate principal of $107.6 million) and the extinguishment of approximately $23 million of our 2034 Trust Preferred Securities/Debentures (TPS/Debentures) in mid-December 2008. A decline in the average interest rate for our TPS/Debentures of approximately 200 basis points for both the quarter and year-to-date periods also reduced interest expense (rates adjust quarterly based on three-month LIBOR). These declines were offset somewhat by an increase in interest expense that is attributable to the PICA acquisition.
          Interest expense by debt obligation is provided in the following table:

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2009	2008	Change	2009	2008	Change

Convertible Debentures	$—	$1,141	$(1,141)	$—	$2,283	$(2,283)
2034 Subordinated Debentures	300	862	(562)	640	1,855	(1,215)
2034 Surplus Notes	226	284	(58)	511	569	(58)
2033 Surplus Notes	92	—	92	92	—	92
2019 Note Payable	299	—	299	299	—	299
2012 Surplus Notes	8	—	8	12	—	12
Other	278	5	273	276	7	269

	$1,203	$2,292	$(1,089)	$1,830	$4,714	$(2,884)

Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(5.6%)	(7.6%)	(7.3%)	(8.1%)
Other	0.6%	0.3%	0.3%	0.6%

Effective tax rate	30.0%	27.7%	28.0%	27.5%

          The increase in our 2009 effective tax rate is primarily the result of our tax-exempt income being a lower percentage of total income in 2009.
          We expect to be able to realize the full benefit of deferred tax assets associated with impairment losses because capital gains were recognized during the statutory carryback period that are sufficient to absorb the impairment losses. A deferred tax asset valuation allowance of approximately $900,000 has been established related to PICA capital loss carry forwards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk.
Interest Rate Risk
          Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any of the debt securities held in an unrealized loss position before its anticipated recovery.
          The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates as of June 30, 2009 and December 31, 2008.

(In millions, except duration)	June 30, 2009			December 31, 2008

	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$3,076	$(274)	4.29	$2,712	4.20
100 basis point rise	$3,211	$(139)	4.28	$2,835	4.18
Current rate *	$3,350	$—	4.17	$2,962	3.98
100 basis point decline	$3,609	$259	3.89	$3,069	3.19
200 basis point decline	$3,486	$136	3.62	$3,137	2.44

*	Current rates are as of June 30, 2009 and December 31, 2008.
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
          ProAssurance’s cash and short-term investment portfolio at June 30, 2009 was on a cost basis which approximated its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
          At June 30, 2009, the fair value of our investment in preferred stocks was $2.7 million, including net unrealized losses of $907,000. The investments in the above table do not include preferred stocks. Preferred stocks traditionally have been primarily subject to interest rate risk because they bear a fixed rate of return, but are also subject to credit and equity price risk. Because of regulatory actions that may be undertaken by the U.S. Government, many regard financial institution preferred stocks to be subject to unusual credit and equity risk. Our preferred holdings are all financial institution preferred stocks.
Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
          As of June 30, 2009, 97.8% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Moody’s, Standard & Poor’s and Fitch. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
          We hold $1.43 billion of municipal bonds, approximately $898 million (63%) of which are insured. Although these bonds may have enhanced credit ratings as a result of guarantees by a mono-line insurer, we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of June 30, 2009, our municipal bonds have a weighted average rating of AA, even when the benefits of insurance protection are excluded. Although a number of the mono-line insurers have had their ratings downgraded, our municipal bonds continue to be investment grade quality.
Equity Price Risk
          At June 30, 2009 the fair value of our investment in common stocks was $36.9 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 0.99. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.9% to $40.5 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.9% in the fair value of these securities to $33.2 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
          The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
          There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter. Our management has concluded that it will exclude PICA’s systems and processes from the scope of ProAssurance’s assessment of internal control over financial reporting as of December 31, 2009 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We are excluding PICA from that scope because we will not have completed our assessment of PICA’s systems and processes by that date.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          See Note 10 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
          There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2008 Form 10K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) On December 12, 2003, ProAssurance filed a registration statement on Form S-8 with respect to an indeterminate number of plan interests to be offered to employees and directors under the ProAssurance Corporation Stock Ownership Plan (the “Plan”) together with 100,000 shares of common stock to be purchased in the open market pursuant to the Plan. Since filing the registration statement, a total of 200,437 shares have been purchased under the Plan by an agent independent of ProAssurance in open market transactions for the account of participating employees and directors. The Plan requires all shares purchased for the account of the participants to be held for a period of three years after the date of purchase. Shares are purchased quarterly under the Plan and the shares held under the Plan are distributed to participants quarterly as each three year holding period expires.
     The Plan interests offered to employees (e.g. the right to purchase shares under the Plan) and the ProAssurance shares to be so purchased were registered under the Securities Act of 1933 in accordance with the guidance provided by the SEC in Release 33-6281 and Release 33-6188. Although the registration statement is currently in effect, shares of common stock purchased under the Plan exceeded 100,000 shares beginning on December 31, 2005. Accordingly, 100,437 of the shares purchased by the Plan have not been registered.
     ProAssurance did not sell any unregistered shares to the Plan because all shares were purchased by the Plan in the open market. ProAssurance did not receive any proceeds arising from the sale of the shares to the Plan.
     ProAssurance will file a new registration statement on Form S-8 to register shares of its common stock to be purchased under the Plan before any additional shares are purchased under the Plan. According to the referenced SEC guidance, the unregistered shares distributed to the participants in the Plan are not restricted securities and may be sold by non-affiliates in the open market without registration because ProAssurance is subject to the SEC’s periodic reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, ProAssurance’s common stock is actively traded in the open market (ProAssurance is a “Well Known Seasoned Issuer” as defined in SEC Rule 405), and the number of unregistered shares of common stock distributed and to be distributed under the Plan is substantially less than one percent of ProAssurances’s outstanding shares of common stock (currently 32,701,742 shares).

(b)	Information required by Item 702 of Regulation S-K. Not applicable.

(c)	Information required by Item 703 of Regulation S-K.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate Dollar
			Purchased as Part	Value of Shares
	Total	Average	of Publicly	that May Yet Be
	Number of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

April 1 - 30, 2009	—	$—	—	$55,767,577
May 1 - 31, 2009	—	$—	—	$55,767,577
June 1 - 30, 2009	396,823	$43.93	396,823	$38,336,077

Total	396,823	$43.93	396,823

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of the Stockholders of ProAssurance was held on May 20, 2009.

(b)	Item 4(b) is not applicable

(c)	At the meeting the shareholders of ProAssurance considered and acted upon the following:
(1)	Elected directors to serve until the 2012 Annual Meeting of Shareholders as follows:

Name	For	Withheld	Abstain

Jerry D. Brant	26,825,574	961,549	N/A
John J. McMahon, Jr.	26,214,198	1,572,925	N/A
William H. Woodhams	27,256,027	531,096	N/A
Wilfred W. Yeargan	26,840,437	946,686	N/A
(2)	Ratified the appointment of Ernst & Young LLP as independent auditors as follows:

For	Against	Broker Nonvotes

27,226,156	556,159	4,808
(d)	Item 4(d) is not applicable.

ITEM 6. EXHIBITS
2.1	Plan of Conversion of Podiatry Insurance Company of America, a Mutual Company (“PICA”) as filed with the Illinois Director of Insurance on November 13, 2008, which was filed as an exhibit to ProAssurance’s Form 8-K filed with the SEC on November 17, 2008 and is incorporated by reference pursuant to Rule 12b-32.

2.2	Stock Purchase Agreement executed by ProAssurance and PICA dated October 28, 2008, which was filed as an exhibit to ProAssurance’s Form 8-K filed with the SEC on November 17, 2008 and is incorporated by reference pursuant to Rule 12b-32.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2009	PROASSURANCE CORPORATION
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)