Form 10-Q
period 2009-09-30
PROASSURANCE CORP
filed 2009-11-03
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009 or

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
     As of October 23, 2009, there were 32,414,984 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30	December 31
(In thousands, except per share data)	2009	2008
Assets
Investments
Fixed maturities, available for sale, at fair value	$3,524,404	$2,961,568
Equity securities, available for sale, at fair value	3,798	6,981
Equity securities, trading, at fair value	39,353	11,852
Short-term investments	137,908	441,996
Business owned life insurance	64,597	63,440
Investment in unconsolidated subsidiaries	47,392	44,522
Other investments	45,944	45,583

Total Investments	3,863,396	3,575,942

Cash and cash equivalents	20,758	3,459
Premiums receivable	126,205	86,137
Receivable from reinsurers on paid losses and loss adjustment expenses	33,266	17,826
Receivable from reinsurers on unpaid losses and loss adjustment expenses	258,112	268,356
Prepaid reinsurance premiums	12,859	13,009
Deferred policy acquisition costs	26,916	19,505
Deferred taxes	65,259	138,034
Real estate, net	43,747	23,496
Amortizable intangibles	10,305	—
Goodwill	118,997	72,213
Other assets	89,620	62,961

Total Assets	$4,669,440	$4,280,938

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,469,691	$2,379,468
Unearned premiums	272,290	185,756
Reinsurance premiums payable	111,813	127,877

Total Policy Liabilities	2,853,794	2,693,101
Other liabilities	116,461	129,322
Long-term debt, at amortized cost, excluding $14.3 million and $0 carried at fair value, respectively	49,725	34,930

Total Liabilities	3,019,980	2,857,353

Stockholders’ Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 34,208,040 and 34,109,196 shares issued, respectively	342	341
Additional paid-in capital	524,469	518,687
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $41,137 and $(19,328), respectively	76,394	(35,898)
Retained earnings	1,111,851	970,891

	1,713,056	1,454,021
Treasury stock, at cost, 1,543,556 shares and 763,316 shares, respectively	(63,596)	(30,436)

Total Stockholders’ Equity	1,649,460	1,423,585

Total Liabilities and Stockholders’ Equity	$4,669,440	$4,280,938

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2008	$1,423,585	$(35,898)	$970,891	$488,592
Cumulative effect adjustment for accounting change (see Note 1)	—	(3,511)	3,511	--
Net income	137,449	—	137,449	--
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	115,803	115,803	—	--

Purchase of treasury stock	(38,144)	—	—	(38,144)
Treasury shares issued in acquisition (see Note 3)	5,161	—	—	5,161
Common shares issued as compensation and net effect of stock options exercised	756	—	—	756
Share-based compensation	4,850	—	—	4,850

Balance at September 30, 2009	$1,649,460	$76,394	$1,111,851	$461,215

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2007	$1,255,070	$9,902	$793,166	$452,002
Net income	101,433	—	101,433	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(65,719)	(65,719)	—	—
Purchase of treasury stock	(80,335)	—	—	(80,335)
Common shares issued as compensation and net effect of stock options exercised	3,637	—	—	3,637
Share-based compensation	6,351	—	—	6,351
Conversion of convertible debentures	112,478	—	—	112,478

Balance at September 30, 2008	$1,332,915	$(55,817)	$894,599	$494,133

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30		September 30
	2009	2008	2009	2008
Revenues:
Gross premiums written	$168,559	$126,122	$434,714	$374,393

Net premiums written	$158,705	$116,409	$401,634	$343,609

Premiums earned	$143,477	$123,733	$398,212	$382,158
Premiums ceded	(11,521)	(10,284)	(34,621)	(32,364)

Net premiums earned	131,956	113,449	363,591	349,794
Net investment income	38,573	39,845	112,839	122,218
Equity in earnings (loss) of unconsolidated subsidiaries	1,637	(1,967)	328	(3,916)
Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(88)	(29,862)	(10,572)	(36,169)
Less: portion of OTTI losses recognized in other comprehensive income (before taxes)	—	—	172	—

Net impairment losses recognized in earnings	(88)	(29,862)	(10,400)	(36,169)
Other net realized investment gains (losses)	7,363	(4,374)	15,222	(4,842)

Total net realized investment gains (losses)	7,275	(34,236)	4,822	(41,011)
Other income	3,153	997	7,224	3,694

Total revenues	182,594	118,088	488,804	430,779

Expenses:
Losses and loss adjustment expenses	78,674	73,739	231,309	242,033
Reinsurance recoveries	(9,108)	(8,516)	(25,601)	(29,457)

Net losses and loss adjustment expenses	69,566	65,223	205,708	212,576
Underwriting, acquisition and insurance expenses	29,905	24,527	83,896	75,927
Interest expense	808	1,141	2,638	5,855
Loss on extinguishment of debt	2,839	—	2,839	—

Total expenses	103,118	90,891	295,081	294,358

Income before income taxes	79,476	27,197	193,723	136,421

Provision for income taxes:
Current expense (benefit)	21,595	(228)	31,257	21,907
Deferred expense (benefit)	2,680	5,178	25,017	13,081

Total income tax expense (benefit)	24,275	4,950	56,274	34,988

Net income	$55,201	$22,247	$137,449	$101,433

Earnings per share:
Basic	$1.69	$0.66	$4.17	$3.12

Diluted	$1.67	$0.66	$4.13	$2.98

Weighted average number of common shares outstanding:
Basic	32,701	33,496	32,988	32,519

Diluted	33,023	33,866	33,267	34,561

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30		September 30
	2009	2008	2009	2008
Comprehensive income:
Net income	$55,201	$22,247	$137,449	$101,433
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	67,050	(40,811)	115,803	(65,719)

Comprehensive income	$122,251	$(18,564)	$253,252	$35,714

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	September 30
	2009	2008
Operating Activities
Net income	$137,449	$101,433
Loss on extinguishment of debt	2,839	—
Depreciation and amortization	14,346	12,201
Net realized investment (gains) losses	(4,822)	41,011
Share-based compensation	4,850	6,351
Deferred income taxes	25,017	13,081
Changes in assets and liabilities, net of the effects of acquisitions:
Premiums receivable	(20,844)	7,755
Reserve for losses and loss adjustment expenses	(70,768)	(78,303)
Unearned premiums	36,780	(7,840)
Reinsurance related assets and liabilities	(15,663)	68,524
Other liabilities	(82,521)	(29,284)
Other	(10,722)	9,958

Net cash provided by operating activities	15,941	144,887

Investing Activities
Purchases of:
Fixed maturities available for sale	(754,888)	(632,679)
Equity securities available for sale	(140)	(2,650)
Equity securities trading	(23,278)	(3,691)
Other investments	(292)	(278)
Cash invested in unconsolidated subsidiaries	(2,542)	(23,601)
Proceeds from sale or maturities of:
Fixed maturities available for sale	580,635	691,493
Equity securities available for sale	5,264	417
Equity securities trading	18,698	815
Other investments	1,740	3,587
Net sales or maturities (purchases) of short-term investments, excluding unsettled redemptions	320,874	(117,395)
Cash paid for acquisitions, net of cash received	(124,208)	—
Other	13,150	(11,613)

Net cash provided (used) by investing activities	35,013	(95,595)

Financing Activities
Repurchase of treasury stock	(38,143)	(80,335)
Book overdraft	9,661	5,167
Repayment of debt	(7,190)	—
Other	2,017	166

Net cash provided (used) by financing activities	(33,655)	(75,002)

Increase (decrease) in cash and cash equivalents	17,299	(25,710)
Cash and cash equivalents at beginning of period	3,459	30,274

Cash and cash equivalents at end of period	$20,758	$4,564

Significant Non-cash Transactions:
Common stock issued in acquisition, from treasury	$5,161	$—

Unsettled redemption of short-term money market investment	$—	$48,505

Equity increase due to conversion of debt	$—	$112,478

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2008 report on Form 10-K. ProAssurance has evaluated subsequent events through November 2, 2009 which is the date the financial statements were issued.
     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.
Accounting Changes Adopted
FASB Accounting Standards Codification
     On July 1, 2009 the FASB published the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP, effective for interim and annual periods ending after September 15, 2009. The Codification is not intended to change current GAAP, but rather to provide all the authoritative literature related to a particular topic in one place. Upon the effective date, all pre-existing accounting standard documents were superseded and accounting literature not included in the Codification became non-authoritative. ProAssurance has adopted use of the Codification as of the quarter ending September 30, 2009; adoption had no effect on ProAssurance’s results of operations or financial position.
Subsequent Events
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, GAAP guidance was revised to more clearly set forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions after the balance sheet date should be recognized and the disclosures that should be made regarding such events. ProAssurance adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no effect on ProAssurance’s results of operations or financial position.
Fair Value
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, the FASB revised existing GAAP guidance regarding the valuation of assets or liabilities when the volume and level of market transactions for those assets or liabilities has significantly decreased. The revised guidance clarifies factors to be considered in determining whether there has been a significant decrease in market activity for an asset in relation to normal activity and provides additional guidance on when the use of multiple (or different) valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The revisions also establish a requirement that conclusions about whether transactions are orderly be based on the weight of the evidence and require entities to disclose any changes to valuation techniques (and related inputs) that result from a conclusion that markets are not orderly and the effect of the change, if practicable. ProAssurance adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no significant effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
1. Basis of Presentation (continued)
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, the FASB has revised previously existing guidance to require publicly traded companies to provide disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements and in any summarized financial information issued at interim reporting periods. ProAssurance adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no effect on ProAssurance’s results of operations or financial position.
Investments—Disclosure Requirements; Other-than-temporary Impairments
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, the FASB altered previously existing GAAP guidance for investments in debt and equity securities. The new guidance specifies that disclosures for debt and equity securities should be provided for interim as well as annual periods. GAAP guidance related to other-than-temporary impairments was also altered. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis. The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. ProAssurance adopted this guidance as of the beginning of its quarter ended June 30, 2009. As of April 1, 2009, ProAssurance debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, these credit losses, net of tax, were reclassified from retained earnings to accumulated comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).
Convertible Debentures
     Effective January 1, 2009 previous GAAP guidance regarding the accounting for Convertible Debentures has been revised. The revised guidance requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, when such debt instruments are repaid or converted, any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. The revised guidance is applicable to the Convertible Debentures which ProAssurance converted in July 2008. ProAssurance adopted the revised guidance as of its effective date January 1, 2009; adoption had no effect on 2009 operating results because no convertible debt has been outstanding during 2009. The cumulative effect of adoption, which would be an increase to additional paid-in capital of $65,000 and an offsetting decrease to retained earnings of the same amount, has not been recorded because the effect is immaterial and would not change total stockholders’ equity.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
1. Basis of Presentation (continued)
Non-controlling Interests in Subsidiaries
     Effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, existing GAAP guidance was revised to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ProAssurance adopted this guidance as of its effective date, January 1, 2009. Adoption did not have an effect on ProAssurance’s results of operations or financial position.
Business Combinations
     Existing GAAP guidance related to business combinations has been revised effective prospectively for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The revision retains the previous requirement that the acquisition method of accounting be used for all business combinations but provides new or additional guidance including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. ProAssurance adopted the new guidance as of its effective date, January 1, 2009 and accounted for its acquisitions of MCGA Corporation (Mid-Continent), Georgia Lawyers Insurance Company (Georgia Lawyers) and Podiatry Insurance Company of America (PICA) during the first and second quarters of 2009 in accordance with the revised guidance (see Note 3).
Accounting Changes Not Yet Adopted
Consolidation of Variable Interest Entities
     In June 2009 the FASB issued new guidance (effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years) which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Management is currently evaluating the new guidance and has not yet completed its determination of the impact on ProAssurance’s results of operations or financial position.
Fair Value
     In August 2009 the FASB issued updated guidance regarding the valuation of liabilities at fair value; the guidance is effective for the first reporting period that begins after issuance of the guidance. The updated guidance clarifies that when a quoted price in an active market for an identical liability is not available, fair value should be determined using quoted prices for identical or similar liabilities traded as assets or using another valuation technique described in existing GAAP guidance for determining fair values. Such techniques include present value techniques, and techniques based on the amount that a reporting entity would pay on the measurement date to transfer or enter into an identical liability. Adoption of this guidance is not expected to have a significant effect on the valuation of ProAssurance liabilities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
2. Fair Value Measurement
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy has been established for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:
Level 1:	quoted (unadjusted) market prices in active markets for identical assets and liabilities. For ProAssurance, Level 1 inputs are generally quotes for debt or equity securities actively traded in exchange or over-the-counter markets.

Level 2:	market data obtained from sources independent of the reporting entity (observable inputs). For ProAssurance, Level 2 inputs generally include quoted prices in markets that are not active, quoted prices for similar assets/liabilities, and other observable inputs such as interest rates and yield curves that are generally available at commonly quoted intervals.

Level 3:	the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (non-observable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models and discounted cash flow methodologies as well as adjustments to externally quoted prices that are based on management judgment or estimation.
     The following tables present information about ProAssurance’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
2. Fair Value Measurement (continued)
     Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	September 30, 2009
	Fair Value Measurements Using
				Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
Government/government agencies	$—	$228,253	$—	$228,253
State and municipal bonds	—	1,476,664	9,585	1,486,249
Corporate bonds	—	983,831	20,685	1,004,516
Residential mortgage-backed securities	—	570,871	—	570,871
Commercial mortgage-backed securities	—	162,155	—	162,155
Other asset-backed securities	—	71,455	905	72,360
Equity securities, available for sale	3,798	—	—	3,798
Equity securities, trading	39,353	—	—	39,353
Short-term investments(1)	108,875	29,033	—	137,908
Other investments(2)	—	—	14,810	14,810

Total assets	$152,026	$3,522,262	$45,985	$3,720,273

Liabilities:
2019 Note Payable	$—	$—	$14,264	$14,264
Interest rate swap agreement	—	—	3,707	3,707

Total liabilities	$—	$—	$17,971	$17,971

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Our other investments also include $31.1 million of investments accounted for using the cost method that are not included in the table above.
     Level 3 assets in the table consist primarily of auction rate municipal bonds (included in State and Municipal bonds), private placement senior notes (included in Corporate bonds), an asset-backed bond (included in Other asset-backed securities) and a beneficial interest in asset-backed securities held in a private investment fund (included in Other Investments).
     The auction rate municipal bonds are rated A or better. The private placement senior notes are unconditionally guaranteed by large regional banks rated AA- or better. The asset-backed bond is rated AA and is collateralized by a timber trust. The fair values of these three types of assets are primarily derived using pricing models, which may require multiple market input parameters, considered appropriate for the asset being valued.
     The asset-backed securities held in a private investment fund are primarily backed by manufactured housing, recreational vehicle receivables, and subprime securities. These securities have an average rating of CCC, and are valued using a broker dealer quote.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
2. Fair Value Measurement (continued)
     The following tables present additional information about assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting, for the three and nine months ended September 30, 2009:

	Level 3 Fair Value Measurements — Assets
	State and
	Municipal	Corporate	Asset-backed	Equity	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Investments	Total

Balance June 30, 2009	$8,954	$23,050	$759	$72	$14,082	$46,917

Total gains (losses) realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(16)	—	(72)	—	(88)
Included in other comprehensive income	706	427	146	—	1,006	2,285
Purchases, sales or settlements	(75)	(689)	—	—	(278)	(1,042)
Transfers in	—	—	—	—	—	—
Transfers out	—	(2,087)	—	—	—	(2,087)

Balance September 30, 2009	$9,585	$20,685	$905	$—	$14,810	$45,985

The amount of total gains (losses) for the three months ended September 30, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2009	$—	$(16)	$—	$(72)	$—	$(88)

Balance January 1, 2009	$—	$36,472	$1,327	$357	$14,576	$52,732

Total gains (losses) realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(342)	—	(357)	(536)	(1,235)
Included in other comprehensive income	(315)	196	114	—	1,081	1,076
Purchases, sales or settlements	(125)	(11,385)	(21)	—	(311)	(11,842)
Transfers in	10,025	2,000	—	—	—	12,025
Transfers out	—	(6,256)	(515)	—	—	(6,771)

Balance September 30, 2009	$9,585	$20,685	$905	$—	$14,810	$45,985

The amount of total gains (losses) for the nine months ended September 30, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2009	$—	$(342)	$—	$(357)	$(536)	$(1,235)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
2. Fair Value Measurement (continued)

	Level 3 Fair Value Measurements — Liabilities
		Interest
	2019 Note	rate swap
(In thousands)	Payable	agreement	Total

Balance June 30, 2009	$(13,903)	$(3,301)	$(17,204)
Total gains (losses) realized and unrealized:
Included in earnings as a part of net realized investment gains (losses)	(546)	(406)	(952)
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	185	—	185
Transfers in	—	—	—
Transfers out	—	—	—

Balance September 30, 2009	$(14,264)	$(3,707)	$(17,971)

The amount of total gains (losses) for the three months ended September 30, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to liabilities still held at September 30, 2009	$(546)	$(406)	$(952)

	Level 3 Fair Value Measurements — Liabilities
		Interest
	2019 Note	rate swap
(In thousands)	Payable	agreement	Total

Balance January 1, 2009	$—	$—	$—
Total gains (losses) realized and unrealized:
Included in earnings as a part of net realized investment gains (losses)	(1,843)	982	(861)
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(12,421)	(4,689)	(17,110)
Transfers in	—	—	—
Transfers out	—	—	—

Balance September 30, 2009	$(14,264)	$(3,707)	$(17,971)

The amount of total gains (losses) for the nine months ended September 30, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to liabilities still held at September 30, 2009	$(1,843)	$982	$(861)

     Transfers into Level 3 include:
•	A corporate bond valued at $2 million was valued using multiple observable inputs at December 31, 2008, but such information has not been available in 2009. In 2009, the bond has been valued using a single broker dealer quote.

•	Municipal bonds totaling $10 million were valued using multiple observable inputs at December 31, 2008. Such inputs have been unavailable in 2009 and the bonds were valued using a pricing model at both June 30, 2009 and September 30, 2009.
     We transferred the following securities out of Level 3 to Level 2. While there was no active market for the security or nearly identical securities during the latter portion of 2008, market activity increased in 2009, which provided multiple observable inputs that could be used to value the securities.
•	Asset-backed securities valued at $515,000.

•	A private placement bond (included in Corporate bonds) valued at $4 million that was a new issue during 2008.

•	Two corporate bonds, having a combined value of $2.2 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
2. Fair Value Measurement (continued)
Fair Value Option Elections
     ProAssurance elected to account for a liability assumed in the acquisition of PICA at fair value on a recurring basis, specifically the 2019 Note Payable bearing a floating interest rate discussed further in Note 8. The 2019 Note Payable has a related interest rate swap intended to mitigate the market risk of future interest rate changes on the 2019 Note Payable. The interest rate swap is carried at fair value with changes in fair value recorded in other income. Electing the fair value option allows ProAssurance to account for the note payable at fair value, which is more consistent with management’s view of the underlying economics and reduces the accounting irregularity that would otherwise result from carrying the note payable on an amortized cost basis and the interest rate swap at fair value. As of September 30, 2009, the 2019 Note Payable had a fair value of $14.3 million recorded in Long-term Debt and an outstanding principal balance of $17.8 million. During the third quarter of 2009 the fair value of the interest rate swap liability increased by $406,000 and the fair value of the 2019 Note Payable increased by $546,000; a combined loss of $952,000 was recognized related to the changes in fair value. Year-to-date in 2009, the fair value of the interest rate swap liability decreased by $1.0 million and the fair value of the 2019 Note Payable increased by $1.8 million; a combined loss of $861,000 was recognized related to the changes in fair value. Gains or losses from changes in the fair value of the 2019 Note Payable and related interest rate swap are included in net realized investments gains (losses) on the ProAssurance income statement.
3. Acquisitions
          Each of the following business combination transactions has a 2009 acquisition date and accordingly all have been accounted for in accordance with the December 2007 revisions to GAAP relating to business combinations. The final purchase price allocations of all acquired businesses are subject to the completion of the valuation of certain assets and liabilities and will be finalized within one year of the transaction date or sooner. All of the entities acquired in 2009 are considered to be a part of ProAssurance’s pre-existing reporting segment, the professional liability segment. ProAssurance operates in a single reporting segment.
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
     On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding its professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States and had gross written premium of approximately $96 million in 2008. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits to eligible policyholders to be paid over a three year period beginning in 2010. Total purchase consideration transferred had a fair value of $133.8 million on the acquisition date, April 1, 2009. As summarized in the table below, the purchase consideration was allocated, on a preliminary basis, to the acquired assets and liabilities assumed based on their estimated fair values on the acquisition date. Preliminary goodwill of $29.0 million was recognized equal to the excess of the

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
3. Acquisitions (continued)
purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. None of the goodwill is expected to be tax deductible. ProAssurance incurred expenses related to the purchase of approximately $2.5 million during 2009, primarily in the second quarter, and $710,000 during 2008, primarily in the fourth quarter. These expenses have been included as a part of insurance expenses in the period incurred.
     The fair value of identifiable assets acquired and liabilities assumed in the PICA acquisition by major category are as follows:

(In thousands)
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
     Intangible assets acquired include the following:

	Estimated Fair	Estimated
(In millions)	Value	Useful Life

Trade names	$2.0	7 years
Renewal rights	$5.2	15 years
Non-compete agreements	$0.7	2 years
Internally developed software	$1.7	5 years
State license agreements	$13.6	Indefinite
     Intangibles with definite lives are being amortized over the estimated useful life of the asset. Intangibles with an indefinite life are not amortized.
     The following table discloses the amount of PICA revenues and earnings since the acquisition on April 1, 2009 that are included in ProAssurance consolidated results for the nine months ended September 30, 2009. The table also includes supplemental pro forma information reflecting the combined results of ProAssurance and PICA as if the acquisition had occurred at the beginning of the current and prior year annual reporting periods (on January 1, 2009 and January 1, 2008, respectively), adjusted to exclude transaction costs and include pro forma amortization of certain intangibles recognized in the purchase price allocation.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
3. Acquisitions (continued)

	Actual PICA Results
	Included in ProAssurance	Supplemental Pro forma
	Consolidated Results	Combined Results
	Nine Months Ended	Nine Months Ended
	September 30	September 30
(In thousands)	2009	2009	2008
Revenue	$58,329	$513,728	$511,017
Earnings	$5,769	$145,316	$109,920
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury and agency obligations	$221,709	$7,193	$(649)	$228,253
State and municipal bonds	1,414,438	73,288	(1,477)	1,486,249
Corporate bonds	970,257	41,341	(7,082)	1,004,516
Residential mortgage-backed securities	557,021	26,262	(12,412)	570,871
Commercial mortgage-backed securities	164,190	2,319	(4,354)	162,155
Other asset-backed securities	70,377	2,646	(663)	72,360

	3,397,992	153,049	(26,637)	3,524,404
Equity securities	2,755	1,115	(72)	3,798

	$3,400,747	$154,164	$(26,709)	$3,528,202

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury and agency obligations	$172,653	$6,992	$(2,477)	$177,168
State and municipal bonds	1,349,430	26,268	(19,492)	1,356,206
Corporate bonds	627,811	6,823	(40,852)	593,782
Residential mortgage-backed securities	576,537	17,932	(10,082)	584,387
Commercial mortgage-backed securities	193,737	—	(22,878)	170,859
Other asset-backed securities	84,653	120	(5,607)	79,166

	3,004,821	58,135	(101,388)	2,961,568
Equity securities	7,949	558	(1,526)	6,981

	$3,012,770	$58,693	$(102,914)	$2,968,549

          ProAssurance maintains a direct beneficial interest in a private investment fund focused on managing high yield asset-backed bonds. The securities held in the fund are included in Other Investments, at fair value totaling $9.6 million at September 30, 2009 (recorded cost basis of $19.5 million). These securities are evaluated for other-than-temporary impairment quarterly. At September 30, 2009 unrealized losses reflect continued dislocations in the markets for these securities. Management’s evaluation of expected future cash flows does not indicate additional credit loss related to the securities.
          Proceeds from sales of fixed maturities and equity securities during the nine months ended September 30, 2009 and 2008 are $333.4 million and $376.7 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
4. Investments (continued)
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Gross realized gains	$5,896	$2,395	$12,463	$3,484
Gross realized (losses)	(2,304)	(5,495)	(3,746)	(6,438)
Other-than-temporary impairment (losses)	(88)	(29,862)	(10,400)	(36,169)
Trading portfolio net gains (losses)	4,723	(1,274)	7,366	(1,888)
Fair value adjustments, net	(952)	—	(861)	—

Net realized investment gains (losses)	$7,275	$(34,236)	$4,822	$(41,011)

     During the three and nine months ended September 30, 2009, ProAssurance recorded other-than-temporary impairment losses as listed in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

Total other-than-temporary impairment losses (realized and unrealized):
Residential mortgage-backed securities (1)	$—	$(788)	$(2,703)	$(5,930)
Corporate bonds	(16)	(19,606)	(3,749)	(20,119)
Equities	(72)	(9,468)	(494)	(9,767)
Other(2)	—	—	(3,626)	(353)
Portion recognized in Other Comprehensive Income(3):
Residential mortgage-backed securities	—	—	172	—

Net impairment losses recognized in earnings	$(88)	$(29,862)	$(10,400)	$(36,169)

(1)	Includes unrealized impairment losses of approximately $61,000 that were recognized in earnings in the first quarter of 2009 but reclassified from retained earnings to other comprehensive income on April 1, 2009

(2)	Includes $3.1 million in the first quarter of 2009 related to a reduction of the amount expected to be received from the dissolution of the Reserve Primary Fund

(3)	In accordance with GAAP, prior to April 1, 2009 all OTTI losses were recognized in earnings

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
4. Investments (continued)
     The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which the non-credit portion of the other-than-temporary impairment is recorded in Other Comprehensive Income.

	Three Months	Nine Months
	Ended	Ended
(In thousands)	September 30, 2009	September 30, 2009

Balance beginning of period	$1,404	$0

Credit losses recognized related to impaired securities held at April 1, 2009 for which a portion of the impairment is recorded in Other Comprehensive Income (see Note 1 regarding impairments)	—	—
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	1,329
OTTI has been previously recognized	—	75

Reductions due to:
Securities sold during the period (realized)	—	—
Securities which will be sold in coming periods	—	—
Securities for which it has become more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis		—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—

Balance September 30, 2009	$1,404	$1,404

     Credit losses recognized in 2009 included residential mortgage backed securities and corporate bonds. ProAssurance estimates the portion of loss attributable to credit using a discounted cash flow model that relies on actual collateral performance measures (default rate, voluntary prepayment rate, and loss severity), if available, or sector based assumptions if not. These assumptions are applied throughout the remaining term of the security, based upon the underlying transactions’ structure, including payment priorities and performance triggers.
     The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at September 30, 2009, including the length of time the securities have been held in a continuous unrealized loss position.

	September 30, 2009
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury and agency obligations	$39,819	$(649)	$32,785	$(581)	$7,034	$(68)
State and municipal bonds	43,583	(1,477)	12,107	(353)	31,476	(1,124)
Corporate bonds	122,820	(7,082)	46,254	(1,320)	76,566	(5,762)
Residential mortgage-backed securities	44,113	(12,412)	17,813	(5,205)	26,300	(7,207)
Commercial mortgage-backed securities	73,121	(4,354)	8,574	(32)	64,547	(4,322)
Other asset-backed securities	7,549	(663)	—	—	7,549	(663)

	331,005	(26,637)	117,533	(7,491)	213,472	(19,146)
Common and preferred stocks	463	(72)	216	(17)	247	(55)

	$331,468	$(26,709)	$117,749	$(7,508)	$213,719	$(19,201)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
4. Investments (continued)
     As of September 30, 2009, there are 206 debt securities in an unrealized loss position representing 194 issuers. After an evaluation of each debt security, management concluded that these securities have not suffered an other-than-temporary impairment in value. The unrealized losses shown in the table are primarily from higher market yields relative to the book yields of the securities. Each fixed maturity security has paid all scheduled contractual payments and was assessed as to whether it would continue to do so. Asset-backed securities were modeled to determine if they would maintain assumed cash flows using nine-month historical collateral data. Management does not intend to sell and believes ProAssurance will not be required to sell any of the debt securities held in an unrealized loss position before its anticipated recovery.
     Management believes each of the equity securities in an unrealized loss position, given the characteristics of the underlying company, industry, and price volatility of the security will be valued at or above book value in the near term. Management has the intent and believes ProAssurance has the ability, due to the duration of ProAssurance’s overall portfolio and positive operating cash flows, to hold the securities (that are in an unrealized loss position) to recovery of book value.
     The recorded cost basis and estimated fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

			Due after	Due after
		Due in	one year	five years
	Amortized	one year	through	through	Due after	Total Fair
(In thousands)	Cost	or less	five years	ten years	ten years	Value

Fixed maturities, available for sale
U.S. Treasury and Agency obligations	$221,709	$31,542	$95,056	$97,875	$3,780	$228,253
State and municipal bonds	1,414,438	44,802	319,747	695,715	425,985	1,486,249
Corporate bonds	970,257	69,766	607,874	308,477	18,399	1,004,516
Residential mortgage-backed securities	557,021					570,871
Commercial mortgage-backed securities	164,190					162,155
Asset-backed securities	70,377					72,360

	3,397,992					3,524,404
Common and preferred stocks	2,755					3,798

	$3,400,747					$3,528,202

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
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
     Amortization of deferred policy acquisition costs are $13.2 million and $36.9 million for the three and nine months ended September 30, 2009, respectively, and $11.7 million and $36.0 million for the three and nine months ended September 30, 2008, respectively.
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
     ProAssurance recognized favorable net loss development of $42.5 million related to previously established reserves for the three months ended September 30, 2009, and recognized $98.0 million of favorable net loss development for the nine months ended September 30, 2009. The favorable net loss development reflects reductions in the Company’s estimates of claim severity, principally for the 2004 through 2007 accident years.
     For the three and nine months ended September 30, 2008, ProAssurance recognized favorable net loss development of $30.0 million and $81.3 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2007, including $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
8. Long-term Debt
     ProAssurance’s outstanding long-term debt consists of the following as of September 30, 2009 and December 31, 2008. All ProAssurance long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes.

	(In thousands)
	2009	2008

Trust Preferred Securities/Debentures due 2034, unsecured, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.3% at September 30, 2009). Estimated fair value at September 30, 2009 is $21.7 million*.	$22,992	$22,992

Surplus Notes due May 2034, unsecured, principal of $12 million, net of unamortized discount of $62,000 at December 31, 2008, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.3% at September 30, 2009). Estimated fair value at September 30, 2009 is $11.3 million*.	12,000	11,938

Note Payable due February 2019, carried at fair value, principal of $17.8 million. Bearing a variable rate of LIBOR plus 0.7%, see information below regarding the associated interest rate swap, secured by available-for-sale securities having a fair value at September 30, 2009 of approximately $26.5 million.	14,264	—

Surplus Note due February 2012, unsecured, principal of $517,000, net of discount of $48,000 at September 30, 2009, bearing interest at the U.S. prime rate, paid and adjusted quarterly (3.25% at September 30, 2009). Estimated fair value at September 30, 2009 is $514,000*.	469	—

	$49,725	$34,930

*	Fair values given are based on the present value of expected underlying cash flows of the debt, discounted at rates available at September 30, 2009 for similar debt issued by entities with a similar credit standing to ProAssurance or, if issued by an insurance subsidiary, the subsidiary issuing the debt.
Debt Assumed in Acquisitions
     The Note Payable due February 2019 (the 2019 Note Payable) was assumed in ProAssurance’s acquisition of PICA and is a secured obligation of PICA. Principal and interest payable are paid monthly with the principal amortizing over the life of the loan. The entire remaining principal shall be due and payable on February 1, 2019. PICA is required to maintain collateral security for the loan in an amount at least equal to the outstanding principal balance. The 2019 Note Payable is not guaranteed by ProAssurance or any of its subsidiaries other than PICA. The 2019 Note Payable has been recorded at its acquisition date fair value; and additionally, ProAssurance has elected to account for the 2019 Note Payable at fair value on a recurring basis.
     Future maturities of the 2019 Note Payable as of September 30, 2009 are as follows:

2009	2010	2011	2012	2013	Thereafter
$71,100	$303,100	$324,600	$344,000	$370,900	$16,396,700

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
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
     PICA is party to an interest rate swap agreement (the swap) with the 2019 Note Payable issuing bank, the purpose of which is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The swap fixes the interest rate related to the Note Payable at 6.6%. The swap will terminate February 1, 2019. The notional amount of the swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The fair value of the interest rate swap at September 30, 2009 is $3.7 million and is classified within Other Liabilities.
     ProAssurance’s PICA subsidiary has a revolving credit facility with a bank in the amount of $3.0 million. The expiration date of the line of credit is August 1, 2010 and the line bears an interest rate of LIBOR plus 1.25%. Outstanding balances under the facility must be collateralized by securities of an equal or greater value. There was no outstanding balance as of September 30, 2009.
     As a result of the acquisition, ProAssurance also assumed liability for PICA’s outstanding Surplus Notes due May 2033 (the 2033 Surplus Notes) having an outstanding principal balance of $7.0 million. ProAssurance redeemed the 2033 Surplus Notes at par, for cash, on August 24, 2009. Because the 2033 Surplus Notes were valued at fair value on the date of acquisition, but were redeemed at par, a pre-tax loss of approximately $2.8 million ($1.8 million, net of tax) was incurred in the third quarter of 2009 related to the redemption.
     In connection with the acquisition of Georgia Lawyers, ProAssurance issued a surplus note (the 2012 Surplus Note) due February 2012. The 2012 Surplus Note is the unsecured obligation of ProAssurance. Under the agreement ProAssurance may repay the note, plus any accrued and unpaid interest, at any time without penalty or fee.
     The 2019 Note Payable and the 2012 Surplus Note were recorded at fair value on the acquisition date as required by GAAP. The resulting discount to the 2012 Surplus Note is being amortized over the remaining life of the debt using the effective interest method. Such amortization is recorded in the financial statements as additional interest expense. The purchase adjustment related to the 2019 Note Payable is not being amortized since ProAssurance has elected fair value treatment for this debt.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt see Note 11 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2008 Annual Report on Form 10K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
9. Stockholders’ Equity
     At September 30, 2009 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. As of September 30, 2009 the Board of Directors has not approved the issuance of preferred stock.
     ProAssurance repurchased approximately 881,000 common shares, having a total cost of $38.1 million, during the nine months ended September 30, 2009 (including approximately 41,000 shares at a total cost of $2.1 million during the three months ended September 30, 2009). ProAssurance repurchased approximately 1.6 million common shares, having a total cost of $80.3 million, during the nine months ended September 30, 2008 (including approximately 360,000 shares at a total cost of $17.3 million during the three months ended September 30, 2008). ProAssurance reissued 100,533 treasury shares, having a cost basis of approximately $5.0 million, during the first quarter of 2009 as a part of the consideration for acquisitions completed in the quarter.
     The Board of Directors of ProAssurance authorized $150 million in April 2007; an additional $100 million in August 2008, and an additional $100 million in September 2009, for the repurchase of common shares or the retirement of outstanding debt. Approximately $129.3 million of the amounts authorized by the Board remain available for use at September 30, 2009.
     Share-based compensation expense is approximately $1.7 million and $4.9 million for the three and nine months ended September 30, 2009, respectively (the related tax benefit is approximately $592,000 and $1.7 million, respectively). Share-based compensation expense is approximately $1.8 million and $6.4 million for the three and nine months ended September 30, 2008, respectively (the related tax benefit is approximately $621,000 and $2.2 million, respectively).
     ProAssurance granted approximately 29,000 shares of restricted stock to certain employees on February 26, 2009. The awards 100% vest on February 26, 2012 based on a service requirement. The fair value of each restricted share was estimated at $47.70, equal to the market value of a ProAssurance common share on the date of grant.
     In February 2009, ProAssurance issued approximately 44,000 common shares related to performance share awards granted in 2006. The awards were issued at the maximum level (125% of target) based on performance levels achieved. Cash was given in lieu of shares sufficient to satisfy required tax withholdings. ProAssurance granted approximately 71,000 (target) Performance Shares awards to employees during the first quarter of 2009. The Performance Shares 100% vest at the end of a three year period based upon requirements for continued service and achievement of specified performance goals. The number of shares ultimately awarded can vary from 75% to 125% of the target award depending upon the degree to which goals are achieved. The fair value of each Performance Share was estimated at $47.70, equal to the market value of a ProAssurance common share on the date of grant.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
10. Commitments and Contingencies
     As a result of the acquisition of ProAssurance National Capital Insurance Company (PRA National), formerly known as NCRIC, Inc., in 2005, ProAssurance assumed the risk of loss for a judgment (the Judgment) entered against PRA National on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW). The Judgment was appealed to the District of Columbia Court of Appeals, which affirmed the Judgment in October 2008 and denied PRA National’s petition for rehearing in January 2009. ProAssurance included a liability of $19.5 million related to the Judgment and post trial interest as a component of the fair value of assets acquired and liabilities assumed in the purchase price allocation in 2005, and continued to accrue post trial interest thereafter. In April 2009, PRA National paid approximately $20.8 million to CHW which represents a full settlement of the Judgment, except with regard to a pending settlement setoff of less than $250,000.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2009	2008	2009	2008

Basic earnings per share calculation:
Numerator:
Net income	$55,201	$22,247	$137,449	$101,433

Denominator:
Weighted average number of common shares outstanding	32,701	33,496	32,988	32,519

Basic earnings per share	$1.69	$0.66	$4.17	$3.12

Diluted earnings per share calculation:
Numerator:
Net income	$55,201	$22,247	$137,449	$101,433
Effect of assumed conversion of contingently convertible debt instruments	—	—	—	1,484

Net income—diluted computation	$55,201	$22,247	$137,449	$102,917

Denominator:
Weighted average number of common shares outstanding	32,701	33,496	32,988	32,519
Assumed exercise of dilutive stock options and issuance of performance shares	322	342	279	318
Assumed conversion of contingently convertible debt Instruments	—	28	—	1,724

Diluted weighted average equivalent shares	33,023	33,866	33,267	34,561

Diluted earnings per share	$1.67	$0.66	$4.13	$2.98

     In accordance with GAAP guidance regarding the computation of earnings per share, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method, produces an increased number of shares. Approximately 489,000 and 354,000 of ProAssurance’s outstanding options, on average, were not considered to be dilutive during the nine-month periods ended September 30, 2009 and 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as our Annual Report on Form 10K for the year ended December 31, 2008, which includes a glossary of insurance terms and phrases. Throughout the discussion, references to ProAssurance, “PRA,” “we,” “us” and “our” refers to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
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

     We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2009 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
     Virtually all of our financial assets are comprised of investments recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities valued at fair value are classified as Level 1, 2, or 3 based on how transparent (observable) the inputs are that are used to determine the fair value with Level 1 being the most observable and Level 3 the least or not observable.
     Of the Company’s investments recorded at fair value totaling $3.7 billion, approximately 99% of our investments are based on observable market prices or observable market parameters (i.e. broker quotes, benchmark yield curves, issuer spreads, bids, etc.). The availability of observable market prices and pricing parameters (referred to as observable inputs) can vary from investment to investment. We utilize observable inputs, when such inputs are available and relate to normal active markets. In many cases, we obtain multiple observable inputs for an investment to derive the fair value without requiring significant judgments.
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
     For securities that do not have multiple observable inputs (Level 3), we do not rely on a price from IDC. Our Level 3 assets are primarily non-publicly traded investments which are valued by management either using non-binding broker quotes or pricing models that utilize market based assumptions which have limited observable inputs including treasury yield levels, issuer spreads and non-binding broker quotes. The valuation techniques involve some degree of judgment. Approximately $46.0 million of our investments (1% of investments recorded at fair value) are valued in this manner.
     Most of our investments recorded at fair value are considered available-for-sale although the majority of our equity securities are classified as trading. For investments considered available-for-sale, changes in the fair value are recognized as unrealized gains and losses and are included, net of related tax effects, in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on these investments are recognized in earnings in the period the investment is sold or when an other-than-temporary impairment (OTTI) is deemed to have occurred. Changes in the fair value of investments considered as trading are recorded in realized investment gains and losses in the current period.
     We also have other investments, primarily comprised of equity interests in private investment funds (non-public investment partnerships and limited liability companies), $47.4 million of which are accounted for using the equity method and $31.1 million of which are carried at cost. We evaluate these investments for OTTI by considering any declines in fair value below the recorded value. Determining whether there has been a decline in fair value involves assumptions and estimates as there are typically no observable inputs to determine the fair value of these investments.
     We evaluate all our investments on at least a quarterly basis for declines in fair value that represent OTTI. Some of the factors we consider in the evaluation of our investments are:
•	the extent to which the fair value of an investment is less than its recorded basis;

•	the length of time for which the fair value of the investment has been less than its recorded basis;

•	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available;

•	third party research and credit rating reports;

•	the extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

•	the extent to which we believe market assessments of credit risk for a specific investment or category of investments are either well founded or are speculative;

•	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure;

•	for asset-backed securities: the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan;

•	for equity securities, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value;

•	for debt securities, our intent to sell the security and whether or not we are more likely than not to be required to sell the security before recovery of its amortized cost basis;

•	the historical and implied volatility of the fair value of the security;

•	the payment structure of the debt security (for example, nontraditional loan terms) and the likelihood of the issuer being able to make payments that increase in the future;

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date.
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
     When we judge a decline in fair value of debt securities to be other-than-temporary, we recognize in earnings the portion of the impairment loss that is due to credit loss (the excess of the current amortized cost basis of the security and the present value of expected future cash flows). We recognize the portion that is due to non-credit factors in other comprehensive income, provided that we have no intent to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. In subsequent periods, we base any measurement of gain or loss or impairment on the revised amortized basis of the security.
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
Deferred Taxes
     Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, unrealized investment gains (losses) and investment impairments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
Goodwill
     We make at least an annual assessment as to whether the value of our goodwill assets is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. In assessing goodwill, management estimates the fair value of each reporting unit and compares that estimate to the carrying value of the reporting unit. We did not record any impairment of goodwill as of our last evaluation date, October 1, 2008, and do not believe there has been any change of events or circumstances that would indicate that a re-evaluation of goodwill is required as of September 30, 2009.

Accounting Changes Adopted
FASB Accounting Standards Codification
     On July 1, 2009, the FASB published the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP, effective for interim and annual periods ending after September 15, 2009. The Codification is not intended to change current GAAP, but rather to provide all the authoritative literature related to a particular topic in one place. Upon the effective date, all pre-existing accounting standard documents were superseded and accounting literature not included in the Codification became non-authoritative. We have adopted use of the Codification as of the quarter ending September 30, 2009; adoption had no effect on our results of operations or financial position.
Subsequent Events
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, GAAP guidance was revised to more clearly set forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions after the balance sheet date should be recognized and the disclosures that should be made regarding such events. We adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no effect on our results of operations or financial position.
Fair Value
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, the FASB revised existing GAAP guidance regarding the valuation of assets or liabilities when the volume and level of market transactions for those assets or liabilities has significantly decreased. The revised guidance clarifies factors to be considered in determining whether there has been a significant decrease in market activity for an asset in relation to normal activity and provides additional guidance on when the use of multiple (or different) valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The revisions also establish a requirement that conclusions about whether transactions are orderly be based on the weight of the evidence and require entities to disclose any changes to valuation techniques (and related inputs) that result from a conclusion that markets are not orderly and the effect of the change, if practicable. We adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no significant effect on our results of operations or financial position.
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, the FASB has revised previously existing guidance to require publicly traded companies to provide disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements and in any summarized financial information issued at interim reporting periods. We adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no effect on our results of operations or financial position.
Investments—Disclosure Requirements; Other-than-temporary Impairments
     Effective for fiscal years, and interim periods within those fiscal years, ending on or after June 15, 2009, the FASB altered previously existing GAAP guidance for investments in debt and equity securities. The new guidance specifies that disclosures for debt and equity securities should be provided for interim as well as annual periods. GAAP guidance related to other-than-temporary impairments was also altered. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis. The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. We adopted this guidance as of the beginning of the quarter ended June 30, 2009. As of April 1, 2009, our debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, we reclassified these credit losses, net of tax, from retained earnings to accumulated comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).
Convertible Debentures
     Effective January 1, 2009 previous GAAP guidance regarding the accounting for Convertible Debentures has been revised. The revised guidance requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, when such debt instruments are repaid or converted, any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. The revised guidance is applicable to the Convertible Debentures which we converted in July 2008. We adopted the revised guidance as of its effective date January 1, 2009; adoption had no effect on 2009 operating results because no convertible debt has been outstanding during 2009. The cumulative effect of adoption, which would be an increase to additional paid-in capital of $65,000 and an offsetting decrease to retained earnings of the same amount, has not been recorded because the effect is immaterial and would not change total stockholders’ equity.
Non-controlling Interests in Subsidiaries
     Effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, existing GAAP guidance was revised to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this guidance as of its effective date, January 1, 2009. Adoption did not have an effect on our results of operations or financial position.
Business Combinations
     Existing GAAP guidance related to business combinations has been revised effective prospectively for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The revision retains the previous requirement that the acquisition method of accounting be used for all business combinations but provides new and additional guidance including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. We adopted the new guidance as of its effective date, January 1, 2009 and accounted for our acquisitions of Mid-Continent General Agency, Inc. (Mid-Continent), Georgia Lawyers Insurance Company (Georgia Lawyers) and Podiatry Insurance Company of America (PICA) during the first and second quarters of 2009 in accordance with the revised guidance (see Note 3).

Accounting Changes Not Yet Adopted
Consolidation of Variable Interest Entities
     In June 2009, the FASB issued new guidance (effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years) which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Management is currently evaluating the new guidance and has not yet completed its determination of the impact on our results of operations or financial position.
Fair Value
     In August 2009 the FASB issued updated guidance regarding the valuation of liabilities at fair value; the guidance is effective for the first reporting period that begins after issuance of the guidance. The updated guidance clarifies that when a quoted price in an active market for an identical liability is not available, fair value should be determined using quoted prices for identical or similar liabilities traded as assets or using another valuation technique described in existing GAAP guidance for determining fair values. Such techniques include present value techniques, and techniques based on the amount that a reporting entity would pay on the measurement date to transfer or enter into an identical liability. Adoption of this guidance is not expected to have a significant effect on the valuation of our liabilities.

Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. The ability of our insurance subsidiaries to pay dividends is subject to limitation by state insurance regulations. See our discussions under “Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Part I of our 2008 Form 10K, and in Note 16 of our Notes to the Consolidated Financial Statements included therein, for additional information regarding the ordinary dividends that can be paid by our insurance subsidiaries in 2009. At September 30, 2009 we held cash and investments of approximately $185.1 million outside of our insurance subsidiaries that are available for use without regulatory approval.
Acquisitions
     In the first quarter of 2009 we acquired 100% of the outstanding shares of Mid-Continent and Georgia Lawyers as a means of expanding our professional liability business. These acquisitions were not material to ProAssurance individually or in the aggregate.
     On April 1, 2009 we acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding our professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States and had gross written premium of approximately $96 million in 2008. We purchased all of PICA’s outstanding stock created in the demutualization for $135 million in cash, of which $15 million was a surplus contribution to be used to provide renewal premium credits to eligible policyholders over a three year period beginning in 2010.
     See Note 3 to the Condensed Consolidated Financial Statements for detailed information regarding the PICA transaction, including a summarized listing of the assets acquired and liabilities assumed.
Cash Flows
     The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the ultimate payment of losses. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities, excluding PICA, provided positive cash flows of approximately $8.3 million and $144.9 million for the nine months ended September 30, 2009 and 2008, respectively. Cash from operating activities in 2009 reflects cash provided by PICA operations (since the date of acquisition, April 1, 2009) of $7.6 million.

     As shown in the table below, operating cash flows declined during the first nine months of 2009 as compared to the same period in 2008:

Year-to-date
Cash Flow
Increase (Decrease)
(In millions)	2009 vs. 2008
Change in operating cash flows not due to the PICA acquisition:
Lower premium receipts	$(15)
Lower investment receipts	(13)
Increase in net premium payments to reinsurers	(13)
Decrease in losses paid	51
Decrease in reinsurance recoveries	(63)
2008 commutation receipts (no comparable receipts during 2009)	(24)
Increase in Federal income tax payments	(26)
Settlement of the CHW litigation	(21)
Other amounts not individually significant, net	(13)
PICA operating cash flows	8

Net decrease in operating cash flows	$(129)

     Although our premiums written increased during 2009, we will not receive payment for the second term amount of our two-year policies until 2010. The increase in tax payments is related to the increase in taxable income in the fourth quarter of 2008 as compared to 2007.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Paid-to-incurred ratio	127.5%	136.1%	126.8%	144.4%
Paid loss ratio	67.2%	78.2%	71.7%	69.5%
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
     We believe the current accident year net loss ratio (net incurred losses for the current accident year divided by net premiums earned) is a more meaningful indicator of the adequacy of our premium revenues.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2009	2008	Change	2009	2008	Change
Current accident year net loss ratio	84.9%	83.9%	1.0	83.5%	84.0%	(0.5)

Investment Exposures
     The following table provides summarized information regarding our investments as of September 30, 2009:

		Gross Unrealized	Gross Unrealized	Average	% Total
(In thousands)	Carrying Value	Gains	Losses	Rating	Investments
Fixed Maturities
Government
U.S. Treasury	$151,015	$4,204	$(627)	AAA	4%
U.S. Agency	77,238	2,989	(22)	AAA	2%

Total government	228,253	7,193	(649)	AAA	6%

State and Municipal Bonds	1,486,249	73,288	(1,477)	AA	38%

Corporate Bonds
Financial institutions	295,680	10,253	(3,982)	A+	8%
FDIC insured	80,146	981	(2)	AAA	2%
Communications	46,758	2,629	(25)	A	1%
Utilities	61,963	3,254	(1)	A	2%
Energy	24,899	2,210	—	A-	1%
Industrial	461,235	20,867	(2,853)	A-	12%
Transportation	16,735	871	—	A	0%
Other	17,100	276	(219)	AA-	0%

Total corporate bonds	1,004,516	41,341	(7,082)	A	26%

Asset-backed Securities
Agency mortgage-backed securities	515,850	23,361	(13)	AAA	13%
Non-agency mortgage-backed securities	39,230	2,135	(4,192)	A-	1%
Subprime	6,717	—	(4,232)	AA	0%
Alt-A	9,074	766	(3,975)	BBB+	0%
Commercial mortgage-backed securities	162,155	2,319	(4,354)	AAA	4%
Credit card	34,317	1,535	(14)	AAA	1%
Automobile	27,534	648	(20)	AA	1%
Other	10,509	463	(629)	AA	1%

Total asset-backed securities	805,386	31,227	(17,429)	AAA	21%

Total Fixed Maturities	3,524,404	153,049	(26,637)	AA+	91%

Equities
Equity-common
Financial	7,303	229	—		0%
Energy	6,796	62	—		0%
Consumer cyclical	2,581	66	(15)		0%
Consumer non-cyclical	7,768	208	(7)		0%
Technology	4,033	176	(30)		0%
Industrial	3,274	286	—		0%
Communications	3,054	74	(9)		0%
All Other	8,342	14	(11)		0%

	43,151	1,115	(72)		1%
Equity Preferred	—	—	—		0%

Total equities	43,151	1,115	(72)		1%

Other Investments
High yield asset-backed securities, held in a private investment fund	9,620	—	(9,920)		0%
Federal Home Loan Bank capital stock	5,190	—	—		0%
Private fund—primarily invested in distressed debt	23,073	—	—		1%
Private fund—primarily invested in long/short equities	6,010	—	—		0%
Other	2,051	—	—		0%

Total other investments	45,944	—	(9,920)		1%

BOLI	64,597			AA	2%

Investment in Unconsolidated Subsidiaries
Private fund—primarily invested in high yield asset-backed securities	29,034	—	—		1%
Private fund—primarily invested in long/short equities	13,056	—	—		0%
Private fund—primarily invested in non-public equities	5,302	—	—		0%

Total investment in unconsolidated subsidiaries	47,392	—	—		1%

Short Term	137,908	—	—		4%

Total Investments	$3,863,396	$154,164	$(36,629)		100%

     A complete listing of our investment holdings as of September 30, 2009 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.ProAssurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. We anticipate that between $30 million and $90 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. At our insurance subsidiaries’ level, the primary outflow of cash is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     We held cash and short-term securities of $158.7 million at September 30, 2009 as compared to $445.5 million at December 31, 2008. During 2008 we held additional highly liquid assets in order to maximize liquidity in an unstable credit market. We began investing in additional fixed maturities as credit markets stabilized during the first and second quarters of 2009. Also, we utilized $120 million to fund the PICA acquisition and approximately $38 million to repurchase common shares. We acquired PICA cash and short-term balances of approximately $14 million in the merger.
     The weighted average effective duration of our fixed maturity securities at September 30, 2009 is 4.1 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.9 years. The securities acquired in the PICA transaction were, on average, longer in duration than the securities we already owned, which caused a small increase in the overall weighted average effective duration.
     Our investment portfolio continues to be composed of high quality fixed income securities with approximately 97% of our fixed maturities being either United States government agency or investment grade securities as determined by national rating agencies.
     At September 30, 2009 we hold fixed maturity securities in an unrealized gain position with pretax net unrealized gains of approximately $126 million as compared to pretax net unrealized losses of $43 million as of December 31, 2008. The improvement is primarily due to a reduction in credit spreads, particularly with respect to state and municipal securities and corporate bonds, offset somewhat by the impact of slightly higher interest rates. The fixed maturity securities acquired in the PICA transaction were valued at their fair value on the date of acquisition, April 1, 2009—see Notes 2 and 3—and overall have appreciated in value because of lower market interest rates at September 30, 2009.
     At September 30, 2009 we held asset-backed securities with a fair value of $805.4 million (recorded cost basis of $791.6 million). During the first and second quarters of 2009, we realized $2.5 million of losses on asset-backed securities primarily relating to mortgage-backed securities impacted by the deterioration of the housing market. No impairment losses related to asset-backed securities were recognized in the third quarter of 2009. In performing our OTTI assessment of mortgage-backed securities, management projects expected cash flows, making assumptions regarding expected foreclosure rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an OTTI is realized for the difference between the book value and fair value of the security in accordance with generally accepted accounting principles. In some cases, the impairment loss is greater than the projected loss because market values are depressed as a result of market uncertainty and an aversion to risk by market participants. If we continue to hold these securities, and our estimates of projected loss prove over time to be accurate, the economic loss that we ultimately realize will be less than the impairment loss that has been recorded. Conversely, because our judgments about future foreclosure rates, the timing of expected cash flows and the estimated value of collateral may not prove over time to be accurate, we may experience losses on asset-backed securities that we are not currently projecting.
     Mortgage-backed securities are generally categorized according to the expected credit quality of underlying mortgage loans. Generally, subprime loans are issued to borrowers with lower credit ratings while Alt-A borrowers have better credit ratings but the mortgage loan is of a type regarded as having a higher risk profile. As of September 30, 2009, we directly hold securities with a fair value of approximately $6.7 million (recorded cost basis of approximately $10.9 million and rated: 3% AAA, 52% AA, 41% A, 4% BB or below) and a beneficial interest in securities with a fair value of approximately $609,000 (recorded cost basis of approximately $4.1 million and average rating of A- that are supported by collateral we classify as subprime. We also have subprime exposure of approximately $8.9 million through our interests in private investment funds. We also hold securities with a fair value of approximately $9.1 million (recorded cost basis of approximately $12.3 million) that are supported by privately issued residential mortgage-backed securities we classify as Alt-A, of which approximately 19% are AAA rated, 34% are AA, 47% are BBB or below. Ratings given are as of September 30, 2009. For the nine-month period ended September 30, 2009, we evaluated our securities with subprime and Alt-A exposures and recognized impairment losses related to those securities of $1.9 million. We did not recognize any impairments for subprime or Alt-A exposures during the three months ended September 30, 2009.
     We continue to monitor our exposure to financial institutions. Our largest fixed maturity exposures (at fair value) at September 30, 2009 are as follows:

(In millions)	Non-Insured	FDIC Insured	Total

Bank of America	$20.5	$23.0	$43.5
Morgan Stanley	$21.3	$6.2	$27.5
BP Capital Market	$25.5	$—	$25.5
General Electric Corporation	$17.4	$7.8	$25.2
JP Morgan	$9.6	$14.2	$23.8
Citigroup	$12.1	$7.6	$19.7
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

Debt
     Our long-term debt as of September 30, 2009 is comprised of the following.

				Carrying Value
(In thousands, except %)	Contractual Rate		Outstanding Principal	September 30, 2009

2034 Trust Preferred Securities/Debentures	4.3	%(1)	$22,992	$22,992
2034 Surplus Notes	4.3	%(1)	12,000	12,000
2019 Notes Payable(4)	6.6	%(2)	17,810	14,264
2012 Surplus Note	3.3	%(3)	517	469

				$49,725

(1)	Adjusted quarterly based on LIBOR

(2)	Fixed, see Note 8 regarding the related interest rate swap

(3)	Adjusted quarterly based on the U.S. prime rate

(4)	Valued at fair value, see Note 8
     All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes. A detailed description of our debt is provided in Note 8 to the Condensed Consolidated Financial Statements.
     As required by GAAP, we valued the 2033 Surplus Notes (acquired in the PICA transaction) at fair value on the measurement date of the transaction. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and does not provide for redemption plans to be considered in the fair value determination. The fair value determined for the 2033 Surplus Notes was below par; the 2033 Surplus Notes were subsequently redeemed at par in the third quarter of 2009. Consequently, we recorded a pre-tax loss of approximately $2.8 million ($1.8 million after tax) related to the redemption.
Treasury Stock
     We repurchased approximately 881,000 common shares, having a total cost of $38.1 million, during the nine months ended September 30, 2009 (including approximately 41,000 shares at a total cost of $2.1 million during the three months ended September 30, 2009). We reissued 100,533 treasury shares as a part of the consideration for acquisitions during the first quarter of 2009. Our Board of Directors authorized $150 million in April 2007, an additional $100 million in August 2008, and an additional $100 million in September 2009 for the repurchase of common shares or the retirement of outstanding debt. Approximately $129.3 million of the amounts authorized by the Board remains available for use at September 30, 2009. During October 2009, we repurchased approximately 250,000 additional common shares at a cost of approximately $12.9 million.
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
     In accordance with GAAP for insurance entities, claim-related actions are considered as a part of our loss reserving process. We evaluate the likely outcomes from these actions giving consideration to the facts and laws applicable to each case, appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical claims resolution practices. This data is then given consideration in the overall evaluation of our reserve for losses.
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
     For non-claim-related actions we evaluate each case separately and establish what we believe is an appropriate reserve based upon GAAP guidance related to contingent liabilities. As a result of the acquisition of ProAssurance National Capital Insurance Company (PRA National), formerly known as NCRIC, Inc., in 2005, we assumed the risk of loss for a judgment (the Judgment) by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW). The Judgment was appealed to the District of Columbia Court of Appeals, which affirmed the Judgment in October 2008 and denied our petition for rehearing in January 2009. We included a liability of $19.5 million related to the Judgment and post-trial interest as a component of the fair value of assets acquired and liabilities assumed in the purchase price allocation in 2005, and continued to accrue post-trial interest thereafter. In April 2009, PRA National paid approximately $20.8 million to CHW which represents a full settlement of the Judgment, except with regard to a pending settlement setoff of less than $250,000.

Overview of Results—Three and Nine Months Ended September 30, 2009 and 2008
     Results for the third quarter improved, compared to the year-ago period, due to a reduction in realized investment losses from impairments, increased favorable loss development related to prior accident years, and positive results from our PICA subsidiaries, acquired April 1, 2009. The 2009 nine-month period reflects a smaller earnings improvement primarily because of impairment losses recognized in the first quarter of 2009.
     Results from the three and nine months ended September 30, 2009 compare to the same respective periods in 2008 as follows.
Revenues—Exclusive of PICA
     Net premiums earned declined in 2009 by approximately $5.1 million (4.5%) for the quarter and $32.6 million (9.3%) for the nine-month period. The declines reflect the effects of a competitive market place and rate reductions resulting from improved loss trends.
     Our 2009 net investment results (which include both net investment income and earnings from unconsolidated subsidiaries) increased by $449,000 (1.2%) for the three-month period and declined $9.1 million (7.7%) for the nine-month period. Both the three and the nine-month periods reflect lower average balances and lower yields on both short-term and fixed maturities. Improved results from our investments in unconsolidated subsidiaries largely offset the decline in net investment income for the three-month period, principally due to improved market conditions in the third quarter of 2009 versus the third quarter of 2008.
     Net realized investment gains are $4.4 million for the third quarter of 2009 as compared to net realized investment losses of $34.2 million during the third quarter of 2008. Net realized losses are $1.2 million and $41 million for the comparative year-to-date periods. The improvement as compared to 2008 is principally the result of a reduction in impairment losses ($29.8 million for the quarter period and $25.8 million for the nine-month period) due to more favorable market conditions during the second and third quarters of 2009.
Revenues—PICA
     PICA contributed additional revenues to the three- and nine-month periods as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Net premiums earned	$23,622	$46,437
Net investment income	$1,883	$4,007
Net realized investment gains	$2,827	$6,033
Expenses—Exclusive of PICA
     Current accident year net losses decreased by $3.9 million (4.1%) for the third quarter and $28.2 million (9.6%) for the nine-month period, principally due to a decline in insured risks. We recognized favorable development in 2009 of $42.5 million (a $12.5 million increase) for the third quarter and $98 million (a $16.7 million increase) for the year-to-date period.
     Expenses increased during the third quarter of 2009 by $1.2 million (4.8%) as compared to the same period in 2008, primarily because of increased expenses relating to premium growth in our non-physician business. On a year-to-date basis expenses decreased by $2.8 million (3.7%) primarily due to an expense reduction related to the CHW Judgment and reduced stock-based compensation costs.
     Interest expense declined in 2009 ($731,000 for the three-month period and $4.3 million for the nine-month period) because we reduced the outstanding principal balance of our long-term debt during the latter half of 2008 by $129 million.

Expenses—PICA
     The following PICA expenses are included in our 2009 operating results:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Net losses	$20,840	$37,968
Underwriting, acquisition and insurance expenses	$4,210	$10,750
Interest expense	$398	$1,065
Loss on extinguishment of debt	$2,839	$2,839
Ratios (Including the effect of PICA results)
     Our net loss ratio decreased by 4.8 points in 2009 for the three-month period and 4.2 points for the nine-month period, primarily because favorable prior year loss development had a more pronounced effect on the calendar year net loss ratio in 2009 (because 2009 earned premium was less than 2008 earned premium, and because favorable loss development was higher in 2009).
     Our expense ratio increased by 0.4 points for the three-month period and 0.9 points for the nine-month period, primarily because expense reductions did not keep pace with the decline in earned premium. Our operating ratio increased by 1.4 points in 2009 for the three-month period and 0.5 points for the nine-month period, due to reductions in net investment income. Return on equity is 13.9% for the 2009 three-month period and 11.9% for the nine-month period on an annualized basis.

Results of Operations—Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
     Selected consolidated financial data for each period is summarized in the table below. We acquired PICA effective April 1, 2009 and our results for the three- and nine-month periods ended September 30, 2009 include PICA results from the date of acquisition. Operating results for 2008 do not include PICA results.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in thousands, except share data)	2009	2008	Change	2009	2008	Change

Revenues:
Gross premiums written	$168,559	$126,122	$42,437	$434,714	$374,393	$60,321

Net premiums written	$158,705	$116,409	$42,296	$401,634	$343,609	$58,025

Premiums earned	$143,477	$123,733	$19,744	$398,212	$382,158	$16,054
Premiums ceded	(11,521)	(10,284)	(1,237)	(34,621)	(32,364)	(2,257)

Net premiums earned	131,956	113,449	18,507	363,591	349,794	13,797
Net investment income	38,573	39,845	(1,272)	112,839	122,218	(9,379)
Equity in earnings (loss) of unconsolidated subsidiaries	1,637	(1,967)	3,604	328	(3,916)	4,244
Net realized investment gains (losses)	7,275	(34,236)	41,511	4,822	(41,011)	45,833
Other income	3,153	997	2,156	7,224	3,694	3,530

Total revenues	182,594	118,088	64,506	488,804	430,779	58,025

Expenses:
Losses and loss adjustment expenses	78,674	73,739	4,935	231,309	242,033	(10,724)
Reinsurance recoveries	(9,108)	(8,516)	(592)	(25,601)	(29,457)	3,856

Net losses and loss adjustment expenses	69,566	65,223	4,343	205,708	212,576	(6,868)
Underwriting, acquisition and insurance expenses	29,905	24,527	5,378	83,896	75,927	7,969
Interest expense	808	1,141	(333)	2,638	5,855	(3,217)
Loss on extinguishment of debt	2,839	—	2,839	2,839	—	2,839

Total expenses	103,118	90,891	12,227	295,081	294,358	723

Income before income taxes	79,476	27,197	52,279	193,723	136,421	57,302

Income taxes	24,275	4,950	19,325	56,274	34,988	21,286

Net income	$55,201	$22,247	$32,954	$137,449	$101,433	$36,016

Earnings per share:
Basic	$1.69	$0.66	$1.03	$4.17	$3.12	$1.05

Diluted	$1.67	$0.66	$1.01	$4.13	$2.98	$1.15

Net loss ratio	52.7%	57.5%	(4.8)	56.6%	60.8%	(4.2)
Underwriting expense ratio	21.9%	21.5%	0.4	22.5%	21.6%	0.9

Combined ratio	74.6%	79.0%	(4.4)	79.1%	82.4%	(3.3)

Operating ratio	45.4%	43.9%	1.5	48.1%	47.5%	0.6

Return on equity(1)	13.9%	6.9%	7.0	11.9%	10.5%	1.4

(1)	Annualized
PLEASE NOTE: The effects of the PICA acquisition are separately reported in the tables that follow. All variance discussions exclude the effects of the PICA acquisition unless specifically stated otherwise. In all tables the abbreviation “nm” indicates that the percent change is not meaningful, either because the prior year amount is zero or because the percent change exceeds 100%.

Premiums

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Gross premiums written:
PRA all other	$125,425	$126,122	$(697)	(0.6%)	$377,793	$374,393	$3,400	0.9%
PICA Acquisition	43,134	—	43,134	nm	56,921	—	56,921	nm

	$168,559	$126,122	$42,437	33.6%	$434,714	$374,393	$60,321	16.1%

Net premiums written:
PRA all other	$116,287	$116,409	$(122)	(0.1%)	$346,269	$343,609	$2,660	0.8%
PICA Acquisition	42,418	—	42,418	nm	55,365	—	55,365	nm

	$158,705	$116,409	$42,296	36.3%	$401,634	$343,609	$58,025	16.9%

Premiums earned:
PRA all other	$119,003	$123,733	$(4,730)	(3.8%)	$349,973	$382,158	$(32,185)	(8.4%)
PICA Acquisition	24,474	—	24,474	nm	48,239	—	48,239	nm

	$143,477	$123,733	$19,744	16.0%	$398,212	$382,158	$16,054	4.2%

Premiums ceded:
PRA all other	$10,669	$10,284	$385	3.7%	$32,819	$32,364	$455	1.4%
PICA Acquisition	852	—	852	nm	1,802	—	1,802	nm

	$11,521	$10,284	$1,237	12.0%	$34,621	$32,364	$2,257	7.0%

Net premiums earned:
PRA all other	$108,334	$113,449	$(5,115)	(4.5%)	$317,154	$349,794	$(32,640)	(9.3%)
PICA Acquisition	23,622	—	23,622	nm	46,437	—	46,437	nm

	$131,956	$113,449	$18,507	16.3%	$363,591	$349,794	$13,797	3.9%

     Gross premiums written by component are as follows:

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Physician*:
PRA all other	$101,017	$105,228	$(4,211)	(4.0%)	$305,833	$313,962	$(8,129)	(2.6%)
PICA Acquisition	38,336	—	38,336	nm	47,935	—	47,935	nm

	139,353	105,228	34,125	32.4%	353,768	313,962	39,806	12.7%

Non-physician*:
Healthcare providers PRA all other	7,998	4,836	3,162	65.4%	21,911	11,935	9,976	83.6%
PICA Acquisition	3,125	—	3,125	nm	5,785	—	5,785	nm

	11,123	4,836	6,287	130.0%	27,696	11,935	15,761	132.1%

Hospital and facility	5,435	6,484	(1,049)	(16.2%)	21,716	22,031	(315)	(1.4%)

Other
PRA all other	5,178	3,035	2,143	70.6%	13,647	8,518	5,129	60.2%
PICA Acquisition	1,443	—	1,443	nm	2,848	—	2,848	nm

	6,621	3,035	3,586	118.2%	16,495	8,518	7,977	93.6%

Non-physician total	23,179	14,355	8,824	61.5%	65,907	42,484	23,423	55.1%

Tail Premiums	6,027	6,539	(512)	(7.8%)	15,039	17,947	(2,908)	(16.2%)

Total Gross Premium Written	$168,559	$126,122	$42,437	33.6%	$434,714	$374,393	$60,321	16.1%

*	Excludes tail premiums
     Changes in our premium volume are driven by three primary factors: our retention of existing business, the amount of new business we are able to generate (including business that comes to PRA as a result of acquisitions), and the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. Physician premiums continue to be our primary revenue source and comprise over 80% of our gross premiums written in both 2009 and 2008. The professional liability market place continues to remain competitive with some competitors choosing to compete primarily on price.
     Our physician retention rate is 89% for both the three-month and nine-month periods ended September 30, 2009; in 2008 our retention rate was 87% for the comparable respective periods. Retention rates are affected by a number of factors. Insureds may terminate coverage because they are leaving the practice of medicine through death, disability or retirement. Also, based on our underwriting evaluation, we may choose not to renew an insured. Finally, we may lose business to competitors or to self-insurance mechanisms due to pricing or other issues.
     New business increased during 2009, for both the three-month and nine-month periods. We wrote approximately $2 million and $13 million of new physician business during the three-month and nine-month periods, respectively, that was not attributable to acquisitions, as compared to $2 million and $8 million for the same respective periods in 2008. The acquisitions of Georgia Lawyers and Mid-Continent contributed additional premiums of approximately $5 million and $14 million for the three-month and nine-month periods, respectively.
     In the third quarter of 2008, we began writing a limited number of two-year policies for physicians in a selected jurisdiction. Written premium for the entire two-year policy term is recorded in the period the policy is renewed, while earned premium is recorded on a pro rata basis over the two-year policy term. As a result, our 2009 written premiums are higher than if only annual policies were issued. The gross written premiums attributable to two-year policies for the three-month and nine-month periods ended September 30, 2009, are $8.9 million and $21.4 million, respectively, as compared to $605,000 written in the third quarter of 2008.
     As favorable loss trends have emerged we have lowered our rates where indicated. For our physician business, our charged rates on 2009 renewals decreased 3% and 4% on average for the three and nine months ended September 30, 2009, respectively, as compared to an average decrease of 7% for the same 2008 respective periods. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our stockholders.
     Non-physician healthcare providers are primarily dentists and allied health professionals. The 2009 increase in this business is primarily attributable to business contributed by Mid-Continent. Non-physician “other” premiums are primarily legal professional liability premiums.
     We separately report tail premiums because we offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period.
     Gross written premiums contributed by PICA consist primarily of coverages provided to podiatrists, who are categorized as physician premiums in the above table, and coverages provided to chiropractors, who are categorized as non-physician health-care providers in the above table. The increase in PICA premium for the third quarter of 2009 as compared to the second quarter of 2009 reflects a normal renewal pattern for PICA’s podiatric business: 20% typically renews in the first quarter; 10% in the second quarter; 50% in the third quarter and 20% in the fourth quarter. Our retention rate for the core PICA business is approximately 94% for the quarter and 93% for the nine-month period.

Premiums Earned

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Premiums earned:
PRA all other	$119,003	$123,733	$(4,730)	(3.8%)	$349,973	$382,158	$(32,185)	(8.4%)
PICA Acquisition	24,474	—	24,474	nm	48,239	—	48,239	nm

	$143,477	$123,733	$19,744	16.0%	$398,212	$382,158	$16,054	4.2%

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
     Exclusive of the effect of tail premiums and acquisitions, the decline in premiums earned for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 reflects declines in gross premiums written during 2008 and 2009.
     PICA subsidiaries contributed earned premiums of approximately $25 million and $48 million during the three-month and nine-month periods of 2009; approximately $13.1 million and $34.6 million of which relates to premiums written prior to the date of acquisition (and thus never reported in our written premiums). At September 30, 2009 approximately $8.8 million of premium written prior to the acquisition is yet to be earned and will be added to our earned premium on a pro rata basis, principally during the fourth quarter of 2009.
Premiums Ceded

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Premiums ceded:
PRA all other	$10,669	$10,284	$385	3.7%	$32,819	$32,364	$455	1.4%
PICA Acquisition	852	—	852	nm	1,802	—	1,802	nm

	$11,521	$10,284	$1,237	12.0%	$34,621	$32,364	$2,257	7.0%

Reinsurance Expense Ratio:*			(points)				(points)

PRA all other	9.0%	8.3%	0.7		9.4%	8.5%	0.9
PICA Acquisition	3.5%	—	nm		3.7%	—	nm
Consolidated	8.0%	8.3%	(0.3)		8.7%	8.5%	0.2

*	Calculated as premiums ceded as a percentage of premiums earned
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
     The increase in our reinsurance expense ratio for both the third quarter and year-to-date periods of 2009 is due to an increase in premiums ceded along with a decrease in premiums earned and reflects shifts in the mix of our premiums. The increase in premiums ceded is principally related to legal professional liability premiums, which, generally speaking, are more heavily reinsured than are our physician premiums. The decline in premiums earned is principally attributable to physician premiums from policies with lower coverage limits for which we retain all of the risk of loss; consequently, there is no corresponding decrease to premiums ceded.
     The PICA subsidiaries cede only a small portion of the risk on the policies they issue. Accordingly, the reinsurance expense ratio for these entities is minimal.

Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Net investment income
PRA all other	$36,690	$39,845	$(3,155)	(7.9%)	$108,832	$122,218	$(13,386)	(11.0%)
PICA Acquisition	1,883	—	1,883	nm	4,007	—	4,007	nm

	$38,573	$39,845	$(1,272)	(3.2%)	$112,839	$122,218	$(9,379)	(7.7%)

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
     Net investment income by investment category is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2009	2008	2009	2008

PRA all other
Fixed maturities	$36,697	$37,513	$107,704	$115,378
Equities	142	689	497	1,037
Short-term investments	140	1,599	990	5,544
Other invested assets	632	874	2,096	2,260
Business owned life insurance	336	301	1,157	1,481

	37,947	40,976	112,444	125,700

PICA Acquisition
Fixed maturities	2,083	—	4,303	—
Equities	93	—	295	—
Short-term investments	53	—	135	—

	2,229	—	4,733	—

Investment expenses*	(1,603)	(1,131)	(4,338)	(3,482)

Net investment income	$38,573	$39,845	$112,839	$122,218

*	Includes PICA investment expenses
Fixed Maturities. The reductions in 2009 income from fixed maturities, as compared to 2008, are primarily due to lower average balances. Yields on our securities have also declined, particularly so in the year-to-date period, as we reinvest maturing proceeds at lower rates. The 2009 year-to-date period also reflects lower earnings from TIPS (Treasury Inflation Protected Securities). Average yields for our available-for-sale fixed maturity securities during 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Excluding securities held by PICA:
Average income yield	4.7%	4.8%	4.7%	4.8%
Average tax equivalent income yield	5.5%	5.5%	5.4%	5.6%

Consolidated yield:
Average income yield	4.6%	4.8%	4.6%	4.8%
Average tax equivalent income yield	5.3%	5.5%	5.3%	5.6%
Short-term Investments. The decrease in earnings from short-term investments for the three-month and nine-month periods reflects a decline in market interest rates (an average of 270 basis points for the year-to-date period) on lower average balances in 2009 as compared to 2008. Average balances for the year-

to-date period are reduced as compared to 2008 because short term funds of approximately $120 million were used to fund the acquisition of the PICA subsidiaries during the second quarter.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands)	2009	2008	Change	2009	2008	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$1,637	$(1,967)	$3,604	$328	$(3,916)	$4,244
     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests in three private funds accounted for under the equity method. The funds primarily hold trading portfolios, and changes in the fair value of securities held by the fund are included in current earnings of the fund. The performance of all three funds is affected by the volatility of equity and credit markets. No unconsolidated subsidiaries were acquired in the PICA acquisition.
Net Realized Investment Gains (Losses) (including PICA)
     The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands; PICA results are not shown separately)	2009	2008	2009	2008

Total other-than-temporary impairment losses (realized and unrealized):
Residential mortgage-backed securities (1)	$—	$(788)	$(2,703)	$(5,930)
Corporate bonds	(16)	(19,606)	(3,749)	(20,119)
Equities	(72)	(9,468)	(494)	(9,767)
Other(2)	—	—	(3,626)	(353)
Portion recognized in Other Comprehensive Income(3):
Residential mortgage-backed securities	—	—	172	—

Net impairment losses recognized in earnings	(88)	(29,862)	(10,400)	(36,169)
Net gains (losses) from sales	3,592	(3,100)	8,717	(2,954)
Trading portfolio gains (losses)	4,723	(1,274)	7,366	(1,888)
Fair value adjustments, net	(952)	—	(861)	—

Net realized investment gains (losses)	$7,275	$(34,236)	$4,822	$(41,011)

(1)	Includes unrealized impairment losses of approximately $61,000 that were recognized in earnings in the first quarter of 2009 but reclassified from retained earnings to other comprehensive income on April 1, 2009

(2)	Includes $3.1 million in the first quarter of 2009 related to a reduction of the amount expected to be received from the dissolution of the Reserve Primary Fund

(3)	In accordance with GAAP all OTTI losses prior to April 1, 2009 were recognized in earnings
     Trading portfolio gains are primarily attributable to improved market prices for equity securities in the second and third quarters of 2009. Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Note 8.

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
     The following table summarizes calendar year net losses and net loss ratios for the three and nine months ended September 30, 2009 and 2008, respectively, by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Nine Months Ended
	September 30			September 30
(In millions)	2009	2008	Change	2009	2008	Change

Current accident year:
PRA all other	$91.3	$95.2	$(3.9)	$265.7	$293.9	$(28.2)
PICA Acquisition	20.8	—	20.8	38.0	—	38.0

	$112.1	$95.2	$16.9	$303.7	$293.9	$9.8

Prior accident years:
PRA all other	$(42.5)	$(30.0)	$(12.5)	$(98.0)	$(81.3)	$(16.7)
PICA Acquisition	—	—	—	—	—	—

	$(42.5)	$(30.0)	$(12.5)	$(98.0)	$(81.3)	$(16.7)

Calendar year:
PRA all other	$48.8	$65.2	$(16.4)	$167.7	$212.6	$(44.9)
PICA Acquisition	20.8	—	20.8	38.0	—	38.0

	$69.6	$65.2	$4.4	$205.7	$212.6	$(6.9)

	Net Loss Ratios
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2009	2008	Change	2009	2008	Change

Current accident year:
PRA all other	84.2%	83.9%	0.3	83.8%	84.0%	(0.2)
PICA Acquisition	88.2%	—	88.2	81.8%	—	81.8
Consolidated	84.9%	83.9%	1.0	83.5%	84.0%	(0.5)

Prior accident years:
PRA all other	(39.2%)	(26.4%)	(12.8)	(30.9%)	(23.2%)	(7.7)
PICA Acquisition	—	—	—	—	—	--
Consolidated	(32.2%)	(26.4%)	(5.8)	(26.9%)	(23.2%)	(3.7)

Calendar year:
PRA all other	45.0%	57.5%	(12.5)	52.9%	60.8%	(7.9)
PICA Acquisition	88.2%	—	88.2	81.8%	—	81.8
Consolidated	52.7%	57.5%	(4.8)	56.6%	60.8%	(4.2)

*	Net losses as specified divided by net premiums earned.

PRA Exclusive of PICA
     The current accident year loss ratio for our business excluding PICA has been consistent during 2009 and has not changed significantly as compared to 2008.
     During the three and nine months ended September 30, 2009, we recognized favorable loss development of $42.5 million and $98.0 million, on a net basis, related to reserves established in prior years. Principally this is due to favorable net loss development for the 2004 to 2007 accident years within our retained layers of coverage ($1 million and below). The 2004-2007 favorable development is based upon observation of actual claims data which indicates that claims severity is below our initial expectations. Given both the long tailed nature of our business and the past volatility of claims, we are generally cautious in recognizing the impact of the underlying trends that lead to the recognition of favorable net loss development. As we conclude that sufficient data with respect to these trends exists to credibly impact our actuarial analysis we take appropriate actions. In the case of the claims severity trends for 2004-2007, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining cautious about the past volatility of claims severity.
     During the three and nine months ended September 30, 2008, we recognized favorable loss development of $30.0 million and $81.3 million respectively, generally related to our previously established (prior accident year) reserves. In particular, we observed claims severity below our initial expectations, within the first $1 million of coverage, for the 2004 through 2007 accident years. Favorable development also includes $3.7 million recognized in the second quarter of 2008 related to prior year reinsurance contracts that were commuted during the period.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
PICA
     Based upon a review of claims data we have increased our estimate of expected PICA losses for the year-to-date period resulting in a loss ratio of 88.2% for the third quarter of 2009.

Underwriting, Acquisition and Insurance Expenses

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2009	2008	Change		2009	2008	Change

Insurance related:
PRA all other	$25,212	$24,414	$798	3.3%	$72,136	$75,615	$(3,479)	(4.6%)
PICA acquisition	3,661	—	3,661	nm	9,613	—	9,613	nm

	28,873	24,414	4,459	18.3%	81,749	75,615	6,134	8.1%

Non insurance related:
PRA all other	483	113	370	nm	1,010	312	698	nm
PICA acquisition	549	—	549	nm	1,137	—	1,137	nm

	1,032	113	919	nm	2,147	312	1,835	nm

	$29,905	$24,527	$5,378	21.9%	$83,896	$75,927	$7,969	10.5%

Underwriting expense ratio*:			(points)				(points)

PRA all other	23.3%	21.5%	1.8		22.7%	21.6%	1.1
PICA acquisition	15.5%	—	nm		20.7%	—	nm
Consolidated	21.9%	21.5%	0.4		22.5%	21.6%	0.9

*	Our 2009 expense ratio computations exclude the direct expenses of our internal agency and service-fee operations because these operations are not associated with the generation of premium revenues.
Expense Ratio
     Our underwriting expense ratio (the expense ratio) has increased in 2009 for several reasons. Both the quarter and year-to-date periods reflect an increase in the ratio that is due to a decline in net earned premiums. In all periods of 2009, but to a greater extent in the third quarter, policy acquisition costs have increased as a percentage of premiums earned because we have shifted certain physician policies to outside agents and because our volume of non-physician premiums has increased. Our expenses per dollar of premium are higher for non-physician coverages than for physician coverages. On a year-to-date basis the ratio increase was partially offset by a benefit related to final settlement of the CHW litigation, as discussed below. Excluding this non-recurring item increases the ratio to 23.3%.
Insurance Related Expenses
     Expenses during the third quarter of 2009 reflect higher acquisition costs offset somewhat by lower operating costs. Third quarter expenses include share-based compensation costs of approximately $1.7 million in 2009 and $1.8 million in 2008.
     On a year-to-date basis 2009 expenses reflect lower stock-based compensation costs and a non-recurring expense reduction. Share-based compensation costs ($4.9 million and $6.4 million year-to-date in 2009 and 2008, respectively) are lower in 2009 because of changes in the structure of the awards. Expenses were reduced by approximately $1.8 million recorded during the second quarter of 2009 because actual costs to pursue appeal of the CHW Judgment proved to be less than amounts previously estimated.
PICA
     The PICA expense ratio increased during the third quarter of 2009 as compared to the second quarter of 2009 because the amortization of policy acquisition costs (DPAC expense) does not include any amounts for policies written prior to the merger, as required by GAAP. As time has elapsed, the volume of premium earned related to post acquisition policies has increased, as a result, DPAC expense in the third quarter increased as compared to the second quarter. DPAC expense will continue to increase over the next six months.
     Year-to-date insurance related expenses includes non-recurring transaction related expense of approximately $2.5 million recorded during the second quarter of 2009. Excluding this non-recurring item decreases the ratio to 15.4%.

Guaranty Fund (including PICA)
     Insurance related expenses in the table above are reduced by net recoupments from guaranty fund assessments of approximately $152,000 and $630,000 during the three- and nine-month periods ended September 30, 2009 as compared to $356,000 and $995,000 for the same respective periods in 2008.
Interest Expense
     The decrease in interest expense for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 is due to the extinguishment of approximately $23 million of our 2034 Trust Preferred Securities/Debentures (TPS/Debentures) in mid-December 2008 and a decline in the average interest rate for our TPS/Debentures of approximately 200 basis points. We converted all our Convertible Debentures in July of 2008 (aggregate principal of $107.6 million).
     We assumed the 2019 Note Payable and the 2033 Surplus Notes in the PICA acquisition, as discussed in Note 3. We redeemed the 2033 Surplus Notes in August 2009, as discussed in Note 8.
     Interest expense by debt obligation is provided in the following table:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands)	2009	2008	Change	2009	2008	Change

Debt obligations held prior to PICA acquisition:
Convertible Debentures	$—	$—	$—	$—	$2,283	$(2,283)
2034 Subordinated Debentures	270	856	(586)	910	2,710	(1,800)
2034 Surplus Notes	132	284	(152)	643	853	(210)
2012 Surplus Notes	8	—	8	20	—	20

Debt assumed in the PICA acquisition:
2033 Surplus Notes	48	—	48	140	—	140
2019 Note Payable	301	—	301	600	—	600

Other (including PICA)	49	1	48	325	9	316

	$808	$1,141	$(333)	$2,638	$5,855	$(3,217)

Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(5.1%)	(15.6%)	(6.4%)	(9.6%)
Other	0.6%	(1.2%)	0.4%	0.2%

Effective tax rate	30.5%	18.2%	29.0%	25.6%

     Tax exempt income had a less significant effect on our 2009 effective tax rate primarily because 2009 taxable income increased at a greater rate than tax-exempt income. Our 2009 taxable income reflected impairment losses of $88,000 for the third quarter and $10.4 million for the year-to-date period whereas 2008 taxable income reflected impairment losses of $29.9 million for the third quarter and $36.2 million for the year.
     We expect to be able to realize the full benefit of deferred tax assets associated with impairment losses because capital gains were recognized during the statutory carryback period are sufficient to absorb the impairment losses.
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
     The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates as of September 30, 2009 and December 31, 2008.

(In millions, except duration)	September 30, 2009			December 31, 2008
	Portfolio	Change in	Effective	Portfolio	Effective
Interest Rates	Value	Value	Duration	Value	Duration

200 basis point rise	$3,271	$(253)	4.31	$2,712	4.20
100 basis point rise	$3,414	$(110)	4.26	$2,835	4.18
Current rate *	$3,524	$—	4.05	$2,962	3.98
100 basis point decline	$3,664	$140	3.81	$3,069	3.19
200 basis point decline	$3,785	$261	3.58	$3,137	2.44

*	Current rates are as of September 30, 2009 and December 31, 2008.
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
     ProAssurance’s cash and short-term investment portfolio at September 30, 2009 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of September 30, 2009, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Moody’s, Standard & Poor’s and Fitch. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
     We hold $1.49 billion of municipal bonds, approximately $1.02 billion (69%) of which are insured. Although these bonds may have enhanced credit ratings as a result of guarantees by an insurer, we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of September 30, 2009, our municipal bonds have a weighted average rating of AA, even when the benefits of insurance protection are excluded. Although a number of the mono-line insurers have had their ratings downgraded, our municipal bonds continue to be investment grade quality.
Equity Price Risk
     At September 30, 2009 the fair value of our investment in common stocks was $43.2 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average Beta of this group of securities is 1.00. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10% to $47.5 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10% in the fair value of these securities to $38.8 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter. Our management has concluded that it will exclude PICA’s systems and processes from the scope of ProAssurance’s assessment of internal control over financial reporting as of December 31, 2009 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). We are excluding PICA from that scope because we will not have completed our assessment of PICA’s systems and processes by that date.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 10 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2008 Form 10K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Not applicable.
     (b) Not applicable.
     (c) Information required by Item 703 of Regulation S-K.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1 — July 31, 2009	—	$—	—	$38,336,077
August 1 — August 31, 2009	—	$—	—	$38,336,077
September 1 — 30, 2009	40,500	$51.12	40,500	$129,265,865

Total	40,500	$51.12	40,500

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
November 2, 2009
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)