Form 10-K
period 2009-12-31
PROASSURANCE CORP
filed 2010-02-25
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2009,
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2009 was $1,496,129,618.
As of February 15, 2010, the registrant had outstanding approximately 32,411,990 shares of its common stock.

Documents incorporated by reference in this Form 10-K
(i)	The definitive proxy statement for the 2010 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	The MAIC Holdings, Inc. Registration Statement on Form S-4 (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439 is incorporated by reference into Part IV of this report.

(iv)	The ProAssurance Corporation Registration Statement on Form S-4 (File No. 333-49378) is incorporated by reference into Party IV of this report.

(v)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vi)	The ProAssurance Corporation Annual Report on the Form 10-K for the year ended December 31, 2002 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(vii)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(viii)	The ProAssurance Corporation Registration Statement of Form S-4 (File No. 333-124156) is incorporated by reference in Part IV of this report.

(ix)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on November 4. 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report

(x)	The ProAssurance Corporation Registration Statement of Form S-4 (File No. 333-131874) is incorporated by reference in Part IV of this report.

(xi)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 12, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiv)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The ProAssurance Corporation Registration Statement on Form S-8 (File No. 333-156645) is incorporated by reference into Part IV of this report.

(xvi)	The ProAssurance Corporation Definitive Proxy Statement filed on April 11, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xvii)	The ProAssurance Corporation Current Report on Form 8-K for the event occurring May 21, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xviii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring November 13, 2008 as filed on November 17, 2008 and amended on December 24, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

PART I
ITEM 1. BUSINESS.
General / Corporate Overview
          ProAssurance Corporation is a holding company for property and casualty insurance companies focused on professional liability insurance. Throughout this report, references to ProAssurance, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.” Our website is www.ProAssurance.com. Because the insurance business uses certain terms and phrases that carry special and specific meanings, we encourage you to read the Glossary that is posted on the investor section of our website.
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
          In addition to federal filings on our website, we make available the financial statements we file with state regulators (compiled under Statutory Accounting Principles as required by regulation), news releases that we issue, a listing of our investment holdings, and certain investor presentations. We believe these documents provide important additional information about our financial condition and operations.
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
          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market areas, that are different than anticipated;

–	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

–	the enactment or repeal of tort reforms;

–	formation or dissolution of state-sponsored malpractice insurance entities that could remove or add sizable groups of physicians from the private insurance market;

–	the impact of deflation or inflation;

–	changes in the interest rate environment;

–	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, may have on the U.S. economy and our business;

–	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, or the Securities and Exchange Commission;

–	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

–	the effects of changes in the health care delivery system;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

–	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

–	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

–	loss of independent agents;

–	changes in our organization, compensation and benefit plans;

–	our ability to retain and recruit senior management;

–	our ability to purchase reinsurance and collect payments from our reinsurers;

–	increases in guaranty fund assessments;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

–	changes in competition among insurance providers and related pricing weaknesses in our markets; and

–	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
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

Business Overview
          We operate in a single business segment in the United States. We sell professional liability insurance primarily to physicians, dentists, other healthcare providers and healthcare facilities. We also have a small book of other professional liability business.
          Our top five states represented 48% of our gross premiums written for the year ended December 31, 2009. The following table shows our gross premiums written in these states for each of the periods indicated.

	Gross Premiums Written–Years Ended December 31
	($ in thousands)
	2009		2008		2007

Alabama(1)	$96,307	17%	$91,116	19%	$95,641	17%
Ohio	69,300	13%	75,859	16%	89,607	16%
Florida(2)	35,428	6%	31,914	7%	41,291	8%
Indiana(3)	33,304	6%	33,822	7%	38,188	7%
Michigan	32,842	6%	31,946	7%	41,092	7%
All other states	286,741	52%	206,825	44%	243,255	45%

Total	$553,922	100%	$471,482	100%	$549,074	100%

(1)	Includes premium related to policies with a two year term of $23.0 million in 2009 and $2.7 million in 2008.

(2)	Not a top five state in 2008

(3)	Not a top five state in 2007
          We believe we differentiate ourselves from our competitors in several ways. Our financial strength, commitment to local market knowledge, and dedication to meeting the needs of our insureds have allowed us to establish what we believe is a leading position in many of our markets, thus enabling us to effectively compete on a basis other than just price.
          During 2008 we introduced “Treated Fairly” a branding strategy that is used along with our logo to reinforce our public pledge that all of our actions will deliver fair treatment, informed by the core values that guide our organization: integrity, respect, doctor involvement in our healthcare insurance activities, collaboration, communication, and enthusiasm. These values, along with our enduring commitment to financial strength, the defense of non-meritorious claims and the prompt, fair settlement of those claims with merit, have been at the heart of our existence since we were founded.
          We believe our local market knowledge also allows us to be more effective in evaluating claims because we have a detailed understanding of the medical and legal climates of each market. We also believe our insureds value our willingness and ability to defend non-meritorious claims.
          We maintain multiple claims and underwriting offices, each primarily focused on a specific market, which allows us to maintain active relationships with our customers and be more responsive to their needs. Using our local market knowledge and our experienced underwriting staff, we rigorously underwrite each application for coverage to ensure that we understand the risks we accept, and develop an adequate price for that risk. By charging rates we believe to be adequate, we seek to maintain the strong financial position that allows us to protect our customers in the long-term.

Corporate Organization and History
          We were incorporated in Delaware as the successor to Medical Assurance, Inc. in connection with its merger with Professionals Group, Inc. (Professionals Group) in June 2001.
          We are the successor to fifteen insurance organizations and much of our growth has come through mergers and acquisitions. In each, we retained key personnel, allowing us to maintain market knowledge and preserve important institutional knowledge in underwriting, claims, risk management and marketing. We believe that our ability to utilize this knowledge is a critical factor in the operation of our companies. Our successful integration of each organization demonstrates our ability to grow effectively through acquisitions.
Recent Developments
          The Board of Directors of ProAssurance authorized $100 million in September 2009 to be used for the repurchase of our common stock or debt securities, which was in addition to previous authorizations of $150 million in April 2007 and $100 million in August 2008. As of December 31, 2009 approximately $115.4 million of the total amount authorized by the Board remains available for use.
          On April 1, 2009 we acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding our professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States and had gross written premium of approximately $96.7 million for the calendar year of 2009. We completed our purchases of Georgia Lawyers Insurance Company (Georgia Lawyers), now a part of ProAssurance Casualty Company, and Mid-Continent General Agency, Inc. (Mid-Continent), now ProAssurance Mid-Continent Underwriters, Inc., in the first quarter of 2009. Georgia Lawyers provides professional liability insurance for lawyers in the state of Georgia and reported premiums written of approximately $4.0 million in 2009. Mid-Continent is a general agency that provides professional liability insurance to ancillary healthcare providers as well as other professional liability coverages. In 2009 Mid-Continent produced $16.6 million of premium for ProAssurance. See Note 3 to the Consolidated Financial Statements included herein for additional information regarding acquisitions.
          In December 2008 we repurchased $23.0 million of our outstanding trust preferred securities for approximately $18.4 million. We recognized a gain of approximately $4.6 million on the extinguishment of debt which is discussed in more detail in Note 10 to the Consolidated Financial Statements. The repurchased securities had been issued in April and May, 2004 as a part of a larger transaction wherein we issued $45.0 million of trust preferred securities, having a 30-year maturity and callable at par beginning in May 2009. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support growth in our insurance operations.
          In July 2008, we converted all our outstanding Convertible Debentures (aggregate principal of $107.6 million) into approximately 2,572,000 shares of ProAssurance common stock. No gain or loss was recorded related to the conversion, which is discussed in more detail in Notes 10 and 11 to the Consolidated Financial Statements, included herein.
          In December 2007 we redeemed, at face value, for cash, outstanding subordinated debentures of $15.5 million that became our obligation when we acquired NCRIC Corporation (NCRIC).
          Effective August 1, 2006 we completed our acquisition of Physicians Insurance Company of Wisconsin, Inc., now ProAssurance Wisconsin Insurance Company (PRA Wisconsin), in an all stock merger. PRA Wisconsin is a stock insurance company that sells professional liability insurance to physicians, groups of physicians, dentists, and hospitals principally in the state of Wisconsin as well as other Midwestern states.
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
          On August 3, 2005 we acquired all of the outstanding common stock of NCRIC Corporation and its subsidiaries in an all stock merger. At the time of acquisition, NCRIC was a holding company that owned a single insurance company providing medical professional liability insurance in the vicinity of the District of Columbia.
Products and Services
          We sell medical professional liability insurance primarily to physicians, other healthcare providers and healthcare facilities. We also have a small, but growing, book of other professional liability business. We are licensed to do business in every state.
          We generate the majority of our medical professional liability premiums from individual and small group practices, but also insure large physician groups as well as hospitals. While most of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis.
Marketing
          We utilize both direct marketing and independent agents to write our business. For the year ended December 31, 2009, we estimate that approximately 65% of our gross premiums written were produced through independent insurance agencies. These local agencies usually have producers who specialize in professional liability insurance and who we believe are able to convey the factors that differentiate our professional liability insurance products. No single agent or agency accounts for more than 10% of our total direct premiums written.
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
          These communications and services demonstrate our understanding of the insurance needs of the healthcare industry and promote a commonality of interest among us and our insureds. We believe that a local knowledge of our markets enables us to effectively provide these communications and services, all of which have helped us gain exposure among potential insureds.
Underwriting
          Our underwriting process is driven by individual risk selection. Our pricing decisions are focused on achieving rate adequacy. We assess the quality and pricing of the risk, emphasizing loss history, areas of practice and location in making our underwriting decision. In performing their assessment, our underwriters may also consult with internal actuaries regarding loss trends and pricing and utilize loss-rating models to assess the projected underwriting results of certain insured risks.
          Our underwriting concentrates on knowledge of local market conditions and legal environments through nine market-focused underwriting offices located in Alabama, Georgia, Indiana, Missouri, Michigan, Tennessee, Texas, the District of Columbia, and Wisconsin. Our underwriters work closely with our claims departments. This includes consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.
          Our underwriters are also assisted by our medical advisory committees that operate in our key markets. These committees are comprised of physicians, other healthcare providers and representatives of hospitals and healthcare entities and help us maintain close ties to the medical communities in these markets, provide information on the practice of medicine in each market and provide guidance on critical underwriting issues.
Claims Management
          We have 17 claims offices located in Alabama (2), Delaware, Florida (2), Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio (2), Tennessee, Texas, Virginia, the District of Columbia, and Wisconsin so that we can provide specialized and timely attention to claims. We offer our insureds a strong defense of claims that we believe are non-meritorious or those we believe cannot be settled by reasonable, good faith negotiations. Many of these claims are resolved by jury verdict, and we engage experienced trial attorneys in each venue to handle the litigation in defense of our policyholders.
          Our claims department promptly and thoroughly investigates the circumstances surrounding a reported claim against an insured. As this investigation progresses, our claims department develops an estimate of the case reserves for each claim. Thereafter, we monitor development of new information about the claim and adjust the case reserve as loss cost estimates are revised.
          Through our investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable good faith settlement or aggressively defend the claim. If the claim is defended, our claims department carefully manages the case, including selecting defense attorneys who specialize in professional liability defense and obtaining medical, legal and/or other expert professionals to assist in the analysis and defense of the claim. As part of the evaluation and preparation process for medical professional liability claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.
          We believe that our claims philosophy contributes to lower overall loss costs and results in greater customer loyalty. The success of this claims philosophy is based on our access to attorneys who have significant experience in the defense of professional liability claims and who are able to defend claims in an aggressive, cost-efficient manner.
Investments
          Although the majority of our assets are held in our operating insurance companies, we apply a consistent management strategy to the entire portfolio.
          Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration targets and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset class they are responsible for managing, subject to our investment policy and oversight, including a requirement that securities in a loss position cannot be sold without specific authorization from us. See Note 4 to the Consolidated Financial Statements for more information on our investments.

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
          The following table presents the claims paying ratings of our group and our core subsidiaries as of February 10, 2010:

						ProAssurance	Podiatry
		ProAssurance	ProAssurance	ProAssurance		Specialty	Insurance	PACO
	ProAssurance	Indemnity	National Capital	Wisconsin	ProAssurance	Insurance	Company of	Assurance
Rating Agency	Group	Company, Inc.	Insurance Co.	Insurance Co.	Casualty Co.	Company, Inc.	America	Company, Inc.

A. M. Best	A	A	B++	A-	A	A	A-	A-
(www.ambest.com)	(Excellent)	(Excellent)	(Good)	(Excellent)	(Excellent)	(Excellent)	(Excellent)	(Excellent)

Fitch	A	A	A	A	A	A	A	A
(www.fitchratings.com)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)

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
          We believe that we have a competitive advantage due to our financial stability, local market knowledge, service quality, size, geographic scope and name recognition, as well as our heritage as a policyholder-founded company with a long-term commitment to the professional liability insurance industry. We have achieved these advantages through our balance sheet strength, claims defense expertise, strong ratings and ability to deliver a high level of service to our insureds and agents.
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
Insurance Regulatory Matters
          We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our operating insurance subsidiaries are domiciled in Alabama, Michigan, the District of Columbia, Illinois, and Wisconsin.
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

Risk-Based Capital
          In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2009, all of ProAssurance’s insurance subsidiaries exceeded the minimum RBC levels.
Investment Regulation
          Our operating subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. We believe that our operating subsidiaries are in compliance with applicable state investment regulations.
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
          Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Georgia, Florida, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the previous decade as a response to a rapid deterioration in loss trends. These reforms are generally thought to have contributed to the improvement in the overall loss trends in those states, although loss trends have also been favorable in states that did not pass any type of tort reform. In states where these reforms are perceived to have improved the medical professional liability climate, we have noted an increase in competition.
          Appeals are underway in most states where tort reforms were enacted. The Illinois statute was overturned in early 2010. We believe some of the other state reforms may also be overturned, although we cannot predict with any certainty how appellate courts will rule. We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.
          Tort reform proposals are considered from time-to-time at the Federal level. As in the states, passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
          Healthcare reform is a stated priority of the current presidential administration, but the future of healthcare reform is unclear. Conflicting healthcare reform bills have been passed by the House and the Senate and work is underway on compromise legislation, but there is no certainty that such efforts will be successful or what reform measures will be included in the final bill, if one is passed. The earliest date for implementation of major proposed healthcare reforms in the current legislation is 2013, which does give us time to assess the likely effect of the proposals on our business and develop new products, or revise existing policies to compete effectively in a changed market place.
          If passed, reforms would alter the healthcare delivery system or reimbursement plans, which could raise the cost sensitivity of our insureds. Neither bill, as written, would implement Tort Reforms that would directly affect the filing or outcome of lawsuits against our insureds. The current proposed legislation provides incentives and funding for a limited number of demonstration projects intended to develop alternatives to our current tort system for managing medical malpractice disputes.
          In addition to regulatory and legislative efforts, there have been significant market-driven changes in the healthcare environment that have negatively affected, or threaten to affect, the practices and economic independence of our insureds. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have joined or contractually affiliated with larger organizations.
          The sum of these changes may result in a significant decrease in the number of physicians in private practice and the role of the insured in the medical professional liability insurance purchasing decision. Under economic pressure, practices may employ professional managers, who may seek to purchase insurance on a price competitive basis, and who may favor insurance companies that are larger and more highly rated than we are. Such change and consolidation could reduce our medical professional liability premiums as groups of insurance purchasers generally seek to control costs by retaining more risk or moving to self insurance arrangements.
          Other federal legislation has been proposed that would bring about federal regulation of insurance companies, which could replace state regulation, or work beside state regulation. Legislation to repeal the anti-trust exemptions granted to insurance companies under the provisions of the McCarran-Ferguson Act was proposed in conjunction with healthcare reforms, but that legislation no longer contains language applying to medical professional liabilities insurers.
          Other federal initiatives, including additional pro-patient protection legislation that would ultimately affect our business, may also be proposed, although we believe such legislation would most likely have a more direct effect on healthcare insurers and providers. New legislation could indirectly affect our business if our insureds face different risk and cost environments. We are unable to predict the likelihood of any particular type of legislation becoming effective or the likely ramifications to our business.
Employees
          At December 31, 2009, we had 689 employees, none of whom are represented by a labor union. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS.
          There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. Some of these factors are described below. Any factor described in this report could by itself, or together with one or more factors, have a negative effect on our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
Our revenues may fluctuate with insurance market conditions.
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
          Competition in the property and casualty insurance business is based on many factors, including premiums charged and other terms and conditions of coverage, services provided, financial ratings assigned by independent rating agencies, claims services, reputation, geographic scope, local presence, agent and client relationships, financial strength and the experience of the insurance company in the line of insurance to be written. Increased competition could adversely affect our ability to attract and retain business at current premium levels, impact our market share and reduce the profits that would otherwise arise from operations.
Our operating results and financial condition may be affected if actual insured losses differ from our loss reserves.
          To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. Our largest liability is our reserve for loss and loss adjustment expenses. Due to the size of our reserve for loss and loss adjustment expenses, even a small percentage adjustment to the assumptions we make in establishing our reserve can have a material effect on our results of operations for the period in which the change is made.
          The process of estimating loss reserves is complex. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to, the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for medical professional liability, the trend of health care costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment, and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:
–	for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;

–	trends in paid and incurred loss development;

–	trends in claim frequency and severity;

–	emerging economic and social trends;

–	trend of health care costs for medical professional liability;

–	inflation; and

–	changes in the regulatory legal and political environment.

          This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate, but not necessarily accurate, basis for predicting future events. There is no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. Our loss reserves also may be affected by court decisions that expand liability on our policies after they have been issued and priced. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, each case that is litigated to a jury verdict increases our risk of incurring a loss that has a material adverse affect on reserves. To the extent loss reserves prove to be inadequate to meet future claim payments, we would incur a charge to earnings in the period the reserves are increased.
          We purchase reinsurance to mitigate the effect of losses under higher coverage limits policies and for a portion of all losses on certain types of policies. Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms of our reinsurance agreements.
          Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, we estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made. Any adjustments are reflected in then-current operations.
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
We cannot guarantee that our reinsurers will pay in a timely fashion or if at all, and, as a result, we could experience losses.
          We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although our reinsurance agreements make the reinsurer liable to us to the extent the risk is transferred, the liability to our policyholders remains our responsibility. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results and/or cash flows would be adversely affected. At December 31, 2009 our Receivable from Reinsurers on Unpaid Losses is $262.7 million and our Receivable from Reinsurers on Paid Losses is $16.8 million.
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
Changes in healthcare policy could have a material effect on our operations.
          Healthcare reform is a stated priority of the current presidential administration and healthcare reform is currently under consideration by Congress. The proposed legislation, which remains subject to substantial revision and may or may not become law, focuses primarily on expanding health insurance coverage in the U.S., but also includes measures designed to promote additional competition among health insurers, and measures that might increase Federal oversight of insurers. There is much speculation as to what would be the indirect effects of the legislation as now proposed, including the economic effects on physicians, other health care workers, hospitals, and other types of healthcare facilities. If passed, reforms could result in significant changes in the demand for and profitability of our current insurance products as well as significant changes to the competitive environment in which we operate. It may be difficult to successfully change our insurance products and current business model quickly enough to maintain profitable operations. It does seem likely that there will be several years between the passage of any reforms and the effective date of the reforms. We hope it will allow us to make the adjustments needed to our products and business model, but there is no certainty that we will be successful in our efforts.
The passage of tort reform or other legislation, and the subsequent review of such laws by the courts could have a material impact on our operations.
          Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Georgia, Florida, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the previous decade as a response to a rapid deterioration in loss trends. The Illinois statute was overturned in early 2010. We cannot predict with any certainty how other state appellate courts will rule on these laws. While the effects of tort reform have been generally beneficial to our business in states where these laws have been enacted, there can be no assurance that such reforms will be ultimately upheld by the courts. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition. In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to maintain rates at adequate levels. Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state sponsored malpractice insurance entities that could remove some physicians from the private insurance market.
          We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.
A significant amount of our business is concentrated in certain states so that our performance is dependent on the business, economic, regulatory and legislative conditions in those states.
          Our top five states, Alabama, Ohio, Florida, Indiana and Michigan, represented 48% of our gross premiums written for the year ended December 31, 2009. Moreover, during the three years ended December 31, 2009, Alabama and Ohio accounted for 30%, 35%, and 33%, respectively, of our gross premiums written in each year during that time period. Because of this concentration, unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
We may be unable to identify future strategic acquisitions or expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected.
          Our corporate strategy anticipates growth through the acquisition of other companies or books of business. However, such expansion is opportunistic and there is no guarantee that we will be able to identify strategic acquisition targets in the future. Additionally, if we are able to identify a strategic target for acquisition, state insurance regulation concerning change or acquisition of control could delay or prevent us from growing through acquisitions. Many states’ insurance regulatory codes provide that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. There is no assurance that we will receive such approval from the respective insurance regulator.
          In the event we are able to complete an acquisition, there is no guarantee that the expected benefits will be achieved as planned. The process of integrating an acquired company or business can be complex and costly, and may create unforeseen operating difficulties and expenditures. This can be due to, among other reasons, business disruption, loss of customers and employees, the ineffective integration of underwriting, claims handling and actuarial practices, the increase in the inherent uncertainty of reserve estimates for a period of time until stable trends reestablish themselves within the combined organization, diversion of management time and resources to acquisition integration challenges, the cultural challenges associated with integrating employees, increased operating costs or inability to achieve cost savings, and the assumption of greater than expected liabilities. There is no guarantee that any businesses acquired in the future will be successfully integrated, and the ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete.
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
          Our principal operating subsidiaries hold favorable financial strength ratings with Fitch and A.M. Best. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates or the rating agencies significantly change the rating criteria that are used to determine ratings, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business.

          The following table presents the claims paying ratings of our group and our core subsidiaries as of February 10, 2010:

						ProAssurance	Podiatry
		ProAssurance	ProAssurance	ProAssurance		Specialty	Insurance	PACO
	ProAssurance	Indemnity	National Capital	Wisconsin	ProAssurance	Insurance	Company of	Assurance
Rating Agency	Group	Company, Inc.	Insurance Co.	Insurance Co.	Casualty Co.	Company, Inc.	America	Company, Inc.

A. M. Best	A	A	B++	A-	A	A	A-	A-
(www.ambest.com)	(Excellent)	(Excellent)	(Good)	(Excellent)	(Excellent)	(Excellent)	(Excellent)	(Excellent)

Fitch	A	A	A	A	A	A	A	A
(www.fitchratings.com)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)	(Strong)

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
          We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed in Item 1 Insurance Regulatory Matters.
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
          These regulations may impede or impose burdensome conditions on rate changes or other actions that we may want to take to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, changes of control and the terms of affiliated transactions.
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
          In 2009 and 2008, guaranty fund refunds/recoupments exceeded current year assessments by $533,000 and $1.3 million, respectively, which reduced total acquisition expenses. Our policy is to accrue for the insurance insolvencies when notified of assessments. We are not able to reasonably estimate the liabilities of an insolvent insurer or develop a meaningful range of the insolvent insurer’s liabilities because the guaranty funds do not provide sufficient information for development of such ranges.
Our investment results will fluctuate as interest rates change.
          Our investment portfolio is primarily comprised of interest-earning assets. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our stockholders’ equity, income and/or cash flows.
Our investments are subject to credit and prepayment risk.
          A significant portion of our assets ($3.8 billion or 83%) at December 31, 2009 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.
          Our portfolio holds asset-backed securities which consist of securitizations of underlying loans collateralized by homes, autos, credit card receivables, commercial properties, hotels, and multi-family housing. In addition to interest rate fluctuations, asset-backed security values are affected by the existence of U.S. Government or Government-Sponsored Enterprise guarantees, the value and cash flows of the underlying collateral, and the security’s seniority in the securitization’s capital structure. Approximately 20% of our fixed maturities are asset-backed securities, 97% of which are investment grade, (91% AAA, 3% AA, 5% BBB, 1% B) as determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s and Fitch). Ratings published by the NRSROs are among the tools used to evaluate the credit worthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
          We have direct exposure to asset-backed securitizations that we classify as subprime (See “Investment Exposures” included in Item 7, page 45). We have no exposure to subprime loans through collateralized debt obligations (CDOs).
          Our asset-backed securities are also subject to prepayment risk. A prepayment is the unscheduled return of principal. When rates decline, the propensity for refinancing may increase and the period of time we hold our asset-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash flows at lower yields than currently recognized. Conversely, as rates increase, and motivations for refinancing lessen, the period of time we hold our asset-backed securities may lengthen, causing us to not reinvest cash flows at then higher available yields.

In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.
          In accordance with applicable GAAP, we value 97% of our investments at fair value and the remaining 3% at cost or the current cash surrender value (BOLI). See Notes 1, 2 and 4 to the Consolidated Financial Statements for additional information. Approximately 6% of our investments are traded in active markets and we use quoted market prices to value those investments. We estimate fair values for the remaining 91% of our investments, based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. When markets exhibit much volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts received upon disposition or maturity of the security.
The current economic environment may have a significant adverse effect on our financial condition and results of operations.
          The U.S. government has undertaken measures to stabilize the U.S. economy and financial markets, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, and measures are also being undertaken by the governments of other leading nations. In addition, the U.S. Treasury, the Federal Reserve, and FDIC began several programs to provide liquidity support to the financial system in 2008 and 2009: Commercial Paper Funding Facility (CPFF), Term-Asset Backed Loan Facility (TALF), the Temporary Guaranty Liquidity Program (TGLP), and the Public-Private Investment Program (PPIP), among others. Although the measures appear to have been positive for the economy and the financial markets, there is no assurance that the markets will further improve or maintain stability once these measures expire or are discontinued. In such an uncertain economy there is increased risk that the fair value of our investments may decline in the future. Additionally, the financial situation of our insureds may also decline significantly, which could result in an increase in non-renewals or reductions in the level of coverage purchased. A worsening economy could cause shifts in the frequency and severity of the claims filed against our insureds. Although we have not experienced such shifts to-date, a worsening economy could result in actual claims experience that is worse than that estimated by us in establishing our reserves and premium rates, making our operations less profitable or unprofitable. Our reinsurers are subject to the same uncertainties and risks. If the downturn is prolonged or if losses significantly increase, reinsurers may become less willing or unable to meet their obligations to us.
          Also, actions of the U.S. government undertaken to improve the overall economy may have a specific detrimental effect on the value of certain types of investments we own, particularly mortgage-backed securities. While future actions cannot be predicted, many observers in the financial community believe additional measures will be undertaken to reduce home mortgage foreclosures, some of which may benefit homeowners more than holders of mortgages. The fair value of our investments in non-agency mortgage-backed securities that might likely be affected by mortgage modification efforts approximates $36.2 million ($38.0 million recorded cost basis). We also hold agency mortgage-backed securities which are guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac, having a combined fair value of $504.5 million ($484.9 million recorded cost basis). Agency mortgage-backed securities may also be affected, although the guarantees provided are intended to protect bond holders from credit loss. The reduction of or discontinued purchases of agency mortgage-backed securities by the Federal Reserve could cause the fair value of our Fannie Mae and Freddie Mac mortgage-backed securities to decline if there is no other market support for those bonds. The continued lack of congressional action in determining the future structure of Fannie Mae and Freddie Mac could also impact the fair value of our holdings. While the two government-sponsored enterprises currently have U.S. Government support through 2012, there is no assurance that the support will continue thereafter.

          The economic downturn has lessened tax receipts and other revenues in many states and their municipalities and the frequency of credit downgrades of these entities has increased. At December 31, 2009 the fair value of our state/municipal portfolio is $1.45 billion (recorded cost basis of $1.40 billion). While our state/municipal portfolio has a high average credit rating (AA on average) which indicates a strong ability to pay, there is no assurance that there will not be a credit related event in our state and municipal bond portfolios which would cause fair values to decline.
          The company holds $92.6 million of Commercial Mortgage-Backed Securities (CMBS) which are affected by the general health of the economy. Commercial mortgage delinquencies have risen in the last 24 months as occupancy rates for commercial buildings and hotels have declined and fair values for many CMBS securities have declined. The recent PPIP program helped improve the fair values of the CMBS market, but there is no guarantee that it will continue. While we primarily hold high quality CMBS in our portfolio (average rating is AAA), there is no guarantee that fair values will be maintained in the future if delinquencies continue or increase or the economy does not maintain stability.
          We maintain banking deposits with banks that are subject to a variety of regulatory regimes. During late 2008 and all of 2009, all commercial deposits had unlimited FDIC insurance under the Transaction Account Guarantee (TAG) as part of the Temporary Liquidity Guarantee Program. The TAG program expired at the end of 2009, and became an optional election for banks thereafter. Three of our primary banks did not elect to continue participation in the TAG. We have $38.4 million of uninsured deposits at December 31, 2009. Absent the unlimited FDIC insurance, we assess the creditworthiness of our banks in determining how much exposure we have to each bank. While we believe we have reasonable exposures to each of the banks given their creditworthiness in excess of FDIC insurance, given the current economic conditions and the efforts of the FDIC to maintain a healthy banking system, there is no assurance that a bank with which we do business will not have difficulty in the future if economic conditions were to worsen.
Resolution of uncertain income tax matters and changes in tax laws could adversely affect our results of operations or cash flow.
          Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and ProAssurance, the timing of future income and deductions, and our expected levels and source of future taxable income. We believe our tax positions are supportable under tax laws and that our estimates are prepared in accordance with GAAP. Nevertheless, we are periodically under routine examination by various federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax position could be considerable. Additionally, from time to time there are changes to tax laws and interpretations of tax laws which could change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flow.
          ProAssurance is subject to U. S. federal and various state income taxes, and generally remains open to income tax examinations by tax authorities for years beginning with 2006. From time to time, we have tax positions being reviewed by the IRS or state taxing authorities. Our expectation regarding the resolution of those reviews is reflected in our then-current period financial statements. At this time, we do not have any matters under review for which we do not expect to prevail that we consider to be a material amount, separately or in the aggregate. As of December 31, 2009 our current tax liability is approximately $17.0 million, and we have a net deferred tax asset of approximately $68.8 million.

New or changes in existing accounting standards, practices and/or policies, and also subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.
          U.S.generally accepted accounting principles (GAAP) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, estimation of losses, determination of fair value, asset impairment (particularly investment securities and goodwill) and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. See Note 1 of the Consolidated Financial Statements for the discussion on accounting policies.
          ProAssurance is primarily a holding company of insurance subsidiaries and is required to comply with statutory accounting principles (SAP). SAP and its components are subject to review by the National Association of Insurance Commissioners (NAIC) and state insurance departments. The NAIC Accounting Practices and Procedures manual provides that a state insurance department may allow insurance companies that are domiciled in that state to depart from SAP by granting them permitted non-SAP accounting practices. This permission may allow for more favorable treatment to competitors. We cannot predict whether or how reforms will be enacted, or whether the enacted reforms will have a positive or negative effect. We can also give no assurance that future changes to SAP or its components or the grant of permitted non-SAP accounting practices to our competitors will not negatively affect our financial results or operations. See the Insurance Regulatory Matters section in Item 1 for the full discussion on regulatory matters.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
          We own five office buildings, all of which are unencumbered. In Birmingham, Alabama we own a 165,000 square foot building in which we currently occupy approximately 82,000 square feet and in Franklin, Tennessee we own a 103,000 square foot building in which we currently occupy 51,000 square feet; the remaining office space in these buildings is leased to unaffiliated persons or available for lease. In Okemos, Michigan we own, and fully occupy a 53,000 square foot building and in Madison, Wisconsin we own and fully occupy a 38,000 square foot building. In Brentwood, Tennessee we own a 25,000 square foot building all of which is either leased to unaffiliated persons or is available for lease and is held for sale.
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

W. Stancil Starnes	Mr. Starnes was appointed as Chief Executive Officer of ProAssurance effective July 2, 2007 and has served as the Chairman of the Board since October 2008. Mr. Starnes served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm from October 2006 to May 2007. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, and was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims. (Age 61)

Victor T. Adamo	Mr. Adamo has been the President of ProAssurance since its inception. Mr. Adamo joined the predecessor to Professionals Group in 1985 as general counsel and was elected as Professionals Group CEO in 1987. From 1975 to 1985, Mr. Adamo was in private legal practice and represented the predecessor to Professionals Group. Mr. Adamo is a Chartered Property Casualty Underwriter. (Age 61)

Howard H. Friedman	Mr. Friedman is a Co-President of our Professional Liability Group, a position he has held since October 2005, and is also our Chief Underwriting Officer. Mr. Friedman has served in a number of positions for ProAssurance, most recently as Chief Financial Officer and Corporate Secretary. He was also the Senior Vice President, Corporate Development of Medical Assurance. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 51)

Jeffrey P. Lisenby	Mr. Lisenby was appointed as a Senior Vice President in December 2007 and has served as our Corporate Secretary since January 1, 2006. Mr. Lisenby has served as Vice President and head of the corporate Legal Department since 2001. Mr. Lisenby also previously practiced law privately in Birmingham, Alabama and served as a judicial clerk for the United States District Court for the Northern District of Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 41)

Frank B. O’Neil	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil first joined our predecessor in 1987 and has been our Senior Vice President of Corporate Communications since 1997. (Age 56)

Edward L. Rand, Jr.	Mr. Rand was appointed Chief Financial Officer on April 1, 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. Mr. Rand is a Certified Public Accountant. (Age 43)

Darryl K. Thomas	Mr. Thomas has been with ProAssurance since its inception and currently serves as a Co-President of our Professional Liability Group, a position he has held since October 2005, and as our Chief Claims Officer. Previously, Mr. Thomas was Senior Vice President of Claims for Professionals Group. Prior to joining the predecessor to Professionals Group in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Mr. Thomas was also Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 52)
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
          At February 15, 2010, ProAssurance Corporation (PRA) had 3,779 stockholders of record and 32,411,990 shares of common stock outstanding. ProAssurance’s common stock currently trades on The New York Stock Exchange (NYSE) under the symbol “PRA”.

	2009		2008
Quarter	High	Low	High	Low
First	$51.34	$40.66	$58.65	$49.90
Second	51.35	43.17	55.19	48.11
Third	53.62	44.80	64.85	45.61
Fourth	54.95	49.84	55.07	41.78
          ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.
          ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters–Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 on page 13 of this 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2009.

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,176,308	$42.66 *	1,820,096

Equity compensation plans not approved by security holders	—	—	—

* Exclusive of 212,000 performance shares and 29,000 restricted share units which have no exercise price.
Issuer Purchases of Equity Securities
          The following table provides information regarding ProAssurance’s shares purchased as part of publicly announced plans or programs.

			Total Number of Shares
	Total Number	Average	Purchased as Part of Publicly	Approximate Dollar Value of Shares
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs(1)

January 1-31, 2009	—	—	—	$74,409,144
February 1-28, 2009	—	—	—	$74,409,144
March 1-31, 2009	443,450	$42.04	443,450	$55,767,577
April 1-30, 2009	—	—	—	$55,767,577
May 1-31, 2009	—	—	—	$55,767,577
June 1-30, 2009	396,823	$43.93	396,823	$38,336,077
July 1-31, 2009	—	—	—	$38,336,077
August 1-31, 2009	—	—	—	$38,336,077
September 1-30, 2009	40,500	$51.12	40,500	$129,265,865
October 1-31, 2009	249,500	$51.90	249,500	$116,316,002
November 1-30, 2009	18,300	$52.01	18,300	$115,364,171
December 1-31, 2009	—	—	—	$115,364,171

Total	1,148,573	$45.31	1,148,573

(1)	Shown net of authorizations used for repurchase of debt.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2009	2008	2007	2006	2005
		(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written (2)	$553,922	$471,482	$549,074	$578,983	$572,960
Net premiums written (2)	514,043	429,007	506,397	543,376	521,343

Premiums earned (2)	540,012	503,579	585,310	627,166	596,557
Premiums ceded (2)	(42,469)	(44,301)	(51,797)	(44,099)	(53,316)
Net premiums earned (2)	497,543	459,278	533,513	583,067	543,241
Net investment income (2)	150,945	158,384	171,308	147,450	98,293
Equity in earnings (loss) of unconsolidated subsidiaries (2)	1,438	(7,997)	1,630	2,339	900
Net realized investment gains (losses) (2)	12,792	(50,913)	(5,939)	(1,199)	912
Other revenues	9,965	8,410	5,556	5,941	4,604
Total revenues (2)	672,683	567,162	706,068	737,598	647,950
Net losses and loss adjustment expenses (2)	231,068	211,499	350,997	443,329	438,201
Income (loss) from continuing operations (3)	222,026	177,725	168,186	126,984	80,026
Net income (3)	$222,026	$177,725	$168,186	$236,425	$113,457
Income (loss) from continuing operations per share:
Basic	$6.76	$5.43	$5.10	$3.96	$2.66
Diluted	$6.70	$5.22	$4.78	$3.72	$2.52
Net income per share:
Basic	$6.76	$5.43	$5.10	$7.38	$3.77
Diluted	$6.70	$5.22	$4.78	$6.85	$3.54
Weighted average shares outstanding:
Basic	32,848	32,750	32,960	32,044	30,049
Diluted	33,150	34,362	35,823	34,925	32,908

Balance Sheet Data (as of December 31)
Total investments (2)	$3,838,222	$3,575,942	$3,639,395	$3,492,098	$2,614,319
Total assets from continuing operations	4,647,414	4,280,938	4,440,808	4,342,853	3,341,600
Total assets	4,647,414	4,280,938	4,440,808	4,342,853	3,909,379
Reserve for losses and loss adjustment expenses (2)	2,422,230	2,379,468	2,559,707	2,607,148	2,224,436
Long-term debt (2)	50,203	34,930	164,158	179,177	167,240
Total liabilities from continuing operations	2,942,819	2,857,353	3,185,738	3,224,306	2,806,820
Total capital	$1,704,595	$1,423,585	$1,255,070	$1,118,547	$765,046
Total capital per share of common stock outstanding	$52.59	$42.69	$38.69	$33.61	$24.59
Common stock outstanding at end of year	32,412	33,346	32,443	33,276	31,109

(1)	Includes acquired entities since date of acquisition, only. PICA was acquired on April 1, 2009. PRA Wisconsin was acquired on August 1, 2006. NCRIC Corporation was acquired on August 3, 2005.

(2)	Excludes discontinued operations.

(3)	Includes a loss on extinguishment of debt of $2.8 million for the year ended December 31, 2009 and a gain on extinguishment of debt of $4.6 million for the year ended December 31, 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with Consolidated Financial Statements and Notes to those statements which accompany this report. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to ProAssurance, “PRA,” “we,” “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve)
          The largest component of our liabilities is our reserve for losses, and the largest component of expense for our operations is incurred losses. Incurred losses in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our estimates of the reserve established for losses of prior periods.
          The estimation of professional liability losses is inherently difficult. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to, the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for medical professional liability, the trend of health care costs. Professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. Our reserves are established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal actuaries.
          Our internal actuaries perform an in-depth review of our reserve for losses on a semi-annual basis using the loss and exposure data of our insurance subsidiaries. In addition, we engage external actuaries to review our data and provide us with their observations regarding our data and the adequacy of our established reserve. We believe that use of external actuaries provides us with an independent viewpoint regarding our loss experience and a broader perspective on industry loss trends. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Any adjustments are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

          There is a significant risk that actual incurred losses will develop differently from our estimates. In establishing our initial reserves for a given accident year we rely significantly on the loss assumptions embedded within our pricing. Because of the historically volatile nature of professional liability losses, we establish the initial loss estimates at a level which is approximately 8 to 10% above our pricing assumptions. This difference recognizes the volatility of the professional liability loss environment and the risk in determining pricing parameters. As each accident year matures, we analyze reserves in a variety of ways and use multiple actuarial methodologies in performing these analyses, including:
–	Bornhuetter-Ferguson (Paid and Reported) Method

–	Paid Development Method

–	Reported Development Method

–	Average Paid Value Method

–	Average Reported Value Method

–	Backward Recursive Method
          The descriptions require some explanation as to how we and actuaries view our reserves and a brief description of each method follows. We segment our reserves by accident year, which is the year in which the claim becomes our liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. We also segment our reserves by reserve type: case reserves and IBNR reserves. Case reserves are established by our claims department based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as claim department estimates regarding the amount of future losses are revised; reported loss is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent our estimate of losses that have been incurred but not reported to us, and future developments on losses that have been reported to us.
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
          Backward Recursive Development Method. This method is an extrapolation on the movements in case reserve adequacy in order to estimate unpaid loss costs. Historical data showing incremental changes to case reserves over progressive time periods is used to derive factors that represent the ratio of case reserve values at successive maturities. Historical claim payments data showing the additional payments in progressive time periods is used to derive factors that represent the portion of a case reserve paid in the following period. Starting from the most mature period, after which all the case reserve is paid and the case reserve is exhausted, the next prior ultimate development factor for the prior case reserve can be calculated as the case factor times the established ultimate development factor plus the paid factor. For each successive prior maturity, the ultimate development factor is calculated similarly. The result of multiplying the ultimate development factor times the case reserve is the total indicated unpaid amount.
          Generally, methods such as the Bornhuetter-Ferguson method are used on more recent accident years where we have less data on which to base our analysis. As time progresses and we have an increased amount of data for a given accident year, we begin to give more confidence to the development and average methods, as these methods typically rely more heavily on our own historical data. Each of these methods treats our assumptions differently, and thus provides a different perspective for our reserve review.
          The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, we perform statistical reviews of claims data such as claim counts, average settlement costs and severity trends.
          In performing these analyses we partition our business by coverage type, geography, layer of coverage and accident year. This procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. For each partition, the results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment, are used to develop a point estimate based upon management’s judgment and past experience. The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management and is not driven by formulaic determination. For each partition of our business, we select a point estimate with due regard for the age, characteristics and volatility of the partition of the business, the volume of data available for review and past experience with respect to the accuracy of estimates. This series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
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
          We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point

80% Confidence Level	$1.656 billion	$2.160 billion	$2.725 billion
60% Confidence Level	$1.801 billion	$2.160 billion	$2.494 billion
          The claims environment in which we and others in our industry operate is inherently uncertain. The development of a statistical distribution models the uncertainty as well as the limited predictive power of past loss data. The distributions represent an estimate of the range of possible outcomes and should not be confused with a range of best estimates. Given the number of factors considered, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item.

          The following table presents additional information about net favorable loss development:

	(In thousands)
	2009	2008	2007

Net favorable loss development recognized	$207,300	$185,251	$104,985
Loss development as % of beginning of year loss reserves	8.7%	7.2%	4.0%
          Any change in our estimate of losses is reflected in then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made, as has been the case in 2009, 2008 and 2007.
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
          We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2009 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
          We have engaged an independent pricing service to provide us with the fair value for approximately 95% of our investments, principally equity securities and fixed income securities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The pricing service has a larger and more experienced staff than ours, has access to large quantities of data that would be difficult and expensive for us to acquire, and many years of valuation experience.
          We determine fair value using an exchange traded price if one is available. As of December 31, 2009 we valued approximately 6% of our investments at fair value using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

          Approximately 89% of our investments, principally our fixed income securities, are valued at fair value using available market information. Excluding government bonds, most fixed income securities do not trade daily and thus exchange traded prices are generally not available for these securities. However, market information, (such as last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers, and recent data regarding assumed prepayment speeds, cash flow and loan performance data) often referred to as observable inputs, is available for most of our fixed income securities. The pricing service provides us a price that has been determined using pricing models when multiple observable inputs are available but an exchange traded price is not. Pricing models vary by asset class and utilize the available market data for securities considered comparable to establish a price for our security. The pricing service discloses the inputs used for each asset class that it prices and states that all market inputs used are scrutinized for consistency with other relevant market information before being included in the valuation computation. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose valuation methodology that is appropriate for the asset class and available data. In accordance with GAAP, for disclosure purposes we classify securities valued using multiple market observable inputs as Level 2 securities.
          The pricing service provides a single price per instrument quoted. We review the pricing for reasonableness each quarter by comparing market yields generated by the supplied price versus market yields observed in the market place. If a supplied price is deemed unreasonable, we will discuss the provided valuation with the pricing service and would make adjustments if deemed necessary. To date, we have not adjusted any prices supplied by the pricing service.
          The pricing service provides a fair value only when an exchange traded price is available or when suitable multiple market observable inputs for a security can be identified. We hold certain non public investments which are not valued by the pricing service and certain other securities which are valued by the pricing service in some periods, but not others, depending upon the level of recent market activity for the securities or comparable securities. If the pricing service does not provide a price, Management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. We fair value 2% of our investments in this manner. In accordance with GAAP, for disclosure purposes we classify securities that are valued using limited observable inputs as Level 3 securities.
          We also hold interests in private investment funds (non-public investment partnerships and limited liability companies) which are accounted for under the cost method and some of which are accounted for under the equity method, depending on our presumed degree of influence over the operating and financial policies of the fund. We value our interests in the entities accounted for under the equity method based on quarterly net asset values provided to us by fund managers. Interests accounted for using the equity method total $48.5 million at December 31, 2009. Interests accounted for using the cost method total $36.3 million at December 31, 2009.
Investment Impairments
          We evaluate all our investments on at least a quarterly basis for declines in fair value that represent other-than-temporary impairments (OTTI). In all instances we consider an impairment to be an other-than-temporary impairment if we intend to sell the security or if we believe we will be required to sell the security before we fully recover the amortized cost basis of the security. Otherwise, we consider various factors in our evaluation, depending upon the type of security, as discussed below.

          For equity securities, we consider the following:
–	the length of time for which the fair value of the investment has been less than its recorded basis;

–	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available;

–	the historical and implied volatility of the fair value of the security;

–	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
          For debt securities, we consider the following:
–	whether or not we expect to fully recover the amortized cost basis of the security, based upon consideration of some or all of the following:
–	third party research and credit rating reports;

–	the current credit standing of the issuer, including credit rating downgrades

–	extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

–	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure;

–	for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan;

–	failure of the issuer of the security to make scheduled interest or principal payments;

–	any changes to the rating of the security by a rating agency;

–	recoveries or additional declines in fair value subsequent to the balance sheet date; and

–	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
          In assessing whether we expect to recover the cost basis of debt securities, particularly asset-backed securities, we must make a number of assumptions regarding matters that will affect the cash flows that we expect to receive from the security in future periods. These judgments are subjective in nature and may subsequently be proved to be inaccurate.
          We evaluate our investments in private investment funds for OTTI by considering whether there has been a decline in fair value below the recorded value. We receive reports from the funds at least quarterly which provide us a net asset value (NAV) for our interest in the fund. The NAV is based on the fair values of securities held by the fund as determined by the fund manager. Determining whether there has been a decline in fair value involves assumptions and estimates. We consider the most recent NAV provided, the performance of the fund relative to the market, the stated objectives of the fund, and cash flows expected from the fund and audit results in considering whether an OTTI exists.
          We also evaluate our holdings of Federal Home Loan Bank (FHLB) securities for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the reported operating results of the current period.

Deferred Policy Acquisition Costs
          Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the acquisition of new and renewal premiums, are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period.
Deferred Taxes
          Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, unrealized investment gains (losses) and investment impairments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies.
Goodwill
          We make at least an annual assessment as to whether the value of our goodwill asset is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. We operate in a single operating segment. Our segment components are economically similar, and we consider ProAssurance to be one reporting unit for the purposes of evaluating goodwill. We estimate the fair value of our reporting unit on the evaluation date based on ProAssurance’s market capitalization and an expected premium that would be paid to acquire control of the company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded in 2009, 2008, and 2007 that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.
ProAssurance Overview
          We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, which principally write medical and other professional liability insurance.
Corporate Strategy
          Our mission is to be the preferred source of professional liability protection by providing unparalleled claims defense, highly responsive customer service and innovative risk management while maintaining our commitment to long-term financial strength. According to A.M. Best’s analysis of 2008 data, we are the largest publicly traded medical professional liability specialist insurance writer in the nation. We believe our customer focus combined with our financial strength, strong reputation and proven ability to manage claims, will enable us, over the long-term, to profitably expand our operations. We have successfully acquired and integrated companies and books of business in the past and believe our financial size and strength make us an attractive acquirer. We emphasize disciplined underwriting and do not manage our business to achieve a certain level of premium growth or market share. In addition to prudent risk selection and pricing, we seek to control our underwriting results through effective claims management, and have fostered a strong culture of defending claims that we believe have no merit. We manage claims by tailoring claims handling to the legal climate of each state, which we believe differentiates us from other national writers.
          Through our market-based underwriting and claims office structure, we are able to gain a strong understanding of local market conditions and efficiently adapt our underwriting and claims strategies to regional conditions. Our market-based focus allows us to maintain active relationships with our customers and be more responsive to their needs. We understand the importance of the professional identity and reputation of our insureds. An important part of our strategy is to emphasize the needs of our insureds throughout our operations. We attempt to further our understanding of those needs through the use of advisory boards and operational committees that ensure we understand the challenges facing our insureds and ways we may best assist them. We also believe that it is important to employ medical and legal professionals throughout our organization, especially on our senior management team. We emphasize our pledge that each insured professional will be treated fairly in all of our conduct with them and that all of our business actions will be informed by the core values that guide our organization: integrity, respect, doctor involvement, collaboration, communication and enthusiasm. We believe our strategy allows us to compete on a basis other than price alone. We also believe that our local market knowledge allows us to monitor and understand changes in the liability climate and thus develop better business strategies in a timely manner.
          We have sustained our financial stability during difficult market conditions through responsible pricing and loss reserving practices and through conservative investment practices. We are committed to maintaining prudent operating and financial leverage and conservatively investing our assets. We recognize the importance that our customers and producers place on the financial strength of our principal insurance subsidiaries and we manage our business to protect our financial security.
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
Growth Opportunities and Outlook
          We expect our long-term growth to come through controlled expansion of our existing operations. We also look to expand through the acquisition of other specialty insurance companies or books of business; however, such expansion is often opportunistic and cannot be predicted. We continue to review our distribution channels and will make adjustments as market opportunities change.
          We continue to face price-based competition in virtually all of our markets. Some competitors offer coverage at rates we believe do not allow for an acceptable return for the risk being accepted. One competitive trend emerging with greater frequency is hospitals purchasing physician practices. In response to this trend, we have recently introduced a new product designed to provide greater risk sharing options to hospitals and large physician groups. Another continuing competitive trend is physicians and hospitals seeking to lower their costs through the use of alternative risk transfer approaches such as self insurance and risk sharing pools. These alternatives become less attractive as prices soften in the traditional insurance markets. Our focus on basic fundamentals is providing opportunities in a variety of markets. In 2009, we strengthened our agency distribution system and improved work flows related to new business submissions. These process improvements allowed us to review additional risks, increasing our overall new business writings despite continued price and coverage competition.
          As a result of our branding campaign, “Treated Fairly”, and improvements in loss cost trends that have allowed us to reduce rates in certain markets, we were able to grow our organic physician count in 2009 which partially offset the effects of lower rates. We believe our emphasis on fair treatment of our insureds and other important stakeholders enhanced our market position and differentiation. We will continue to use “Treated Fairly” in all of our activities, and we believe that as we reach more customers with this message we will continue to improve retention and add new insureds, both of which will help offset the effects of lower rates.
          Our integration of our three acquisitions in 2009 provides opportunity for continued market leadership in the podiatry line and expands the markets for allied health and legal professional liability. The entities now provide for licensure and opportunistic expansion within all states. With each of the acquired entities we began to cross sell and identify new opportunities for all ProAssurance entities. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.
Accounting Changes Adopted
Consolidation-Accounting and Reporting for Decreases in Ownership of a Subsidiary
          Effective for interim and annual reporting periods ending on or after December 15, 2009, the FASB issued clarification on the scope of the guidance regarding decreases in ownership of consolidated entities. The guidance also expands disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. We adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on our results of operations or financial position.
Distributions to Shareholders with Components of Stock and Cash
          Effective for interim and annual periods ending on or after December 15, 2009, the FASB revised GAAP guidance that clarifies the proper accounting treatment for distributions to shareholders that include both stock and cash. We adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on our results of operations or financial position.
Fair Value Measurements-Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)
          Effective for interim and annual periods ending after December 15, 2009, the FASB revised GAAP guidance to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). The revised guidance also requires new disclosures, by major category of investments, regarding investments measured on the basis of net asset value. We adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on our results of operations or financial position.
Fair Value-Liabilities
          In August 2009, the FASB revised GAAP guidance regarding the valuation of liabilities at fair value; the guidance is effective for the first reporting period that begins after issuance of the guidance. The updated guidance clarifies that when a quoted price in an active market for an identical liability is not available, fair value should be determined using quoted prices for identical or similar liabilities traded as assets or using another valuation technique described in existing GAAP guidance for determining fair values. Such techniques include present value techniques, and techniques based on the amount that a reporting entity would pay on the measurement date to transfer or enter into an identical liability. We adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on the valuation of our liabilities.
FASB Accounting Standards Codification
          Effective for interim and annual periods ending after September 15, 2009, the FASB published the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. The Codification is not intended to change current GAAP, but rather to provide all the authoritative literature related to a particular topic in one place. Upon the effective date, all pre-existing accounting standard documents were superseded and accounting literature not included in the Codification became non-authoritative. We adopted use of the Codification as of the quarter ended September 30, 2009; adoption had no effect on our results of operations or financial position.
Subsequent Events
          Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP guidance to more clearly set forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions after the balance sheet date should be recognized and the disclosures that should be made regarding such events. We adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no effect on our results of operations or financial position.
Fair Value
          Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP guidance regarding the valuation of assets or liabilities when the volume and level of market transactions for those assets or liabilities has significantly decreased. The revised guidance clarifies factors to be considered in determining whether there has been a significant decrease in market activity for an asset in relation to normal activity and provides additional guidance on when the use of multiple (or different) valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The revisions also establish a requirement that conclusions about whether transactions are orderly be based on the weight of the evidence and require entities to disclose any changes to valuation techniques (and related inputs) that result from a conclusion that markets are not orderly and the effect of the change, if practicable. The revised guidance also expanded disclosure requirements regarding the fair value of financial instruments. We adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no significant effect on our results of operations or financial position.
Investments—Disclosure Requirements; Other-than-temporary Impairments
          Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP to require expanded disclosures related to investments in debt and equity securities. Guidance regarding other-than-temporary impairments was also revised. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis. The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. We adopted the revised guidance as of the beginning of the quarter ended June 30, 2009. As of April 1, 2009, our debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, we reclassified these non-credit losses, net of tax, from retained earnings to accumulated comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).
Convertible Debentures
          Effective January 1, 2009, the FASB revised GAAP guidance regarding the accounting for Convertible Debentures. The revised guidance requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, when such debt instruments are repaid or converted, any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. The revised guidance is applicable to the Convertible Debentures which we converted in July 2008. We adopted the revised guidance as of its effective date January 1, 2009; adoption had no effect on 2009 operating results because no convertible debt has been outstanding during 2009. The cumulative effect of adoption, which would be an increase to additional paid-in capital of $65,000 and an offsetting decrease to retained earnings of the same amount, has not been recorded because the effect is immaterial and would not change total stockholders’ equity.
Non-controlling Interests in Subsidiaries
          Effective for interim and annual reporting periods beginning on or after December 15, 2008, the FASB revised GAAP guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted the revised guidance as of its effective date, January 1, 2009. Adoption did not have an effect on our results of operations or financial position.
Business Combinations
          Effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the FASB revised GAAP guidance related to business combinations. The revised guidance retains the previous requirement that the acquisition method of accounting be used for all business combinations but provides new and additional guidance including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. We adopted the new guidance as of its effective date, January 1, 2009 and accounted for our acquisitions of Mid-Continent General Agency, Inc. (Mid-Continent), Georgia Lawyers Insurance Company (Georgia Lawyers) and

Podiatry Insurance Company of America (PICA) during the first and second quarters of 2009 in accordance with the revised guidance (see Note 3).
Trading Security Cash Flows
          Effective for fiscal years beginning after November 15, 2007 the FASB revised GAAP regarding cash flows from purchases, sales and maturities of trading securities. Under the new guidance, such cash flows are classified based on the nature and purpose for which the securities were acquired. Under prior guidance, cash flows from purchases, sales and maturities of trading securities were classified as operating cash flows. ProAssurance adopted this guidance as of January 1, 2008. Accordingly, ProAssurance’s statement of cash flows reflects trading security cash flows during 2007 based on the prior guidance, whereas cash flows during 2008 and 2009 are based on the revised guidance.
Accounting Changes Not Yet Adopted
Fair Value Measurements
          Effective for interim and annual reporting periods beginning after December 15, 2009 or December 15, 2010, as specified, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve the disclosures and increase transparency in financial reporting. Adoption of this guidance is not expected to have an effect on our results of operations or financial position.
Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance
          Effective for interim and annual reporting periods beginning on or after December 15, 2009 for outstanding arrangements and effective otherwise for reporting periods beginning on or after June 15, 2009, the FASB issued guidance related to share-lending arrangements for an entity’s own shares executed in contemplation of a convertible debt offering or other financing. Adoption of this guidance is not expected to have an effect on our results of operations or financial position. Early adoption is not permitted.
Consolidation of Variable Interest Entities
          Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Adoption of this guidance is not expected to have a significant effect on our results of operations or financial position. Early adoption is not permitted.
Transfers and Servicing-Accounting for Transfers of Financial Assets
          Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance that requires additional disclosure regarding transfers of financial assets, including securitization transactions, where entities have continuing exposure to risks related to the transferred financial assets. Adoption of this guidance is not expected to have an effect on our results of operations or financial position. Early adoption is not permitted.

Revenue Recognition-Multiple Deliverable Revenue Arrangements
          Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, the FASB issued guidance addressing the accounting for multiple-deliverable arrangements. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at inception using the relative selling price method. The guidance establishes a selling price hierarchy and also expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. Adoption of this guidance is not expected to have an effect on our results of operations or financial position.
Liquidity and Capital Resources and Financial Condition
Overview
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $204 million during 2010 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. At December 31, 2009 we held cash and investments of approximately $211.4 million outside of our insurance subsidiaries that are available for use without regulatory approval.
Acquisitions
          In the first quarter of 2009 we acquired 100% of the outstanding shares of Mid-Continent and Georgia Lawyers as a means of expanding our professional liability business. These acquisitions were not material to ProAssurance individually or in the aggregate.
          On April 1, 2009 we acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding our professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States. We purchased all of PICA’s outstanding stock created in the demutualization for $135 million in cash, of which $15 million was a surplus contribution to be used to provide renewal premium credits to eligible policyholders over a three year period beginning in 2010.
          See Note 3 to the Consolidated Financial Statements for detailed information regarding the PICA transaction, including a summarized listing of the assets acquired and liabilities assumed.
Cash Flows
          The principal components of our operating cash flows are the excess of net investment income and premiums collected over net losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries.

          Our operating activities provided positive cash flows of approximately $75.4 million and $167.9 million for the years ended December 31, 2009 and 2008, respectively. Operating cash flows for 2009 and 2008 compare as follows:

(In millions)
Cash Flow
Increase (Decrease)
Cash provided by operating activities year ended December 31, 2008	$168
Increase (decrease) in operating cash flows during 2009, exclusive of PICA:
Lower premium receipts (1)	(13)
Lower investment receipts	(14)
Increase in net premium payments to reinsurers	(7)
Decrease in losses paid (2)	101
Decrease in reinsurance recoveries (3)	(77)
2008 commutation receipts (no comparable receipts during 2009)	(27)
Increase in Federal income tax payments (4)	(39)
Payment of CHW judgment (5)	(21)
Other amounts not individually significant, net	(11)
PICA operating cash flows	15

Cash provided by operating activities year ended December 31, 2009	$75

(1)	Premiums written increased in 2009, but approximately $10 million of the increase relates to two-year policies for which the second term amount is not due to be received until 2010.

(2)	The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

(3)	The timing of reinsurance recoveries varies from period to period and can depend upon the nature of the reinsurance treaty, the nature of the underlying claim and the timing and amount of underlying losses.

(4)	The increase in tax payments reflects timing differences. Our estimated tax payments for the fourth quarter period are paid in the next fiscal year. Fourth quarter taxable income was significantly more in 2008 than in 2007, which resulted in a related tax payment in first quarter 2009 that was higher than the payment made in first quarter of 2008.

(5)	In 2009 we paid a judgment in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) entered against our subsidiary, ProAssurance National Capital Insurance Company (PRA National), prior to our acquisition of PRA National. We established a liability related to the judgment and accrued post trial interest at the time PRA National was acquired in 2005. See Note 9 to the Consolidated Financial Statements for additional information.

Investment Exposures
          The following table provides summarized information regarding our investments as of December 31, 2009:

	(In thousands)
		Gross	Gross
	Carrying	Unrealized	Unrealized	Average	% Total
	Value	Gains	Losses	Rating	Investments

Fixed Maturities
Government
U.S. Treasury	$153,544	$4,874	$(1,267)	AAA	4%
U.S. Agency	67,026	2,371	(182)	AAA	2%

Total government	220,570	7,245	(1,449)	AAA	6%

State and Municipal Bonds	1,448,649	51,977	(3,621)	AA	38%

Corporate Bonds
Financial institutions	286,982	9,590	(1,797)	A+	7%
FDIC insured	76,907	818	(13)	AAA	2%
Communications	63,286	3,070	(221)	BBB+	2%
Utilities	80,192	3,493	(524)	A	2%
Energy	36,005	2,591	(178)	BBB+	1%
Industrial	491,411	18,191	(2,857)	A	13%
Transportation	17,655	624	(125)	BBB+	0%
Other	21,574	494	(40)	A	1%

Total corporate bonds	1,074,012	38,871	(5,755)	A	28%

Asset-backed Securities
Agency mortgage-backed securities	504,480	19,912	(368)	AAA	13%
Non-agency mortgage-backed securities	36,222	1,215	(2,961)	BBB+	1%
Subprime	7,231	—	(3,494)	(1)	0%
Alt-A	8,930	1,056	(4,184)	(2)	0%
Commercial mortgage-backed securities	92,567	1,074	(2,448)	AAA	2%
Credit card	34,045	1,247	(12)	AAA	1%
Automobile	6,605	89	—	AAA	0%
Other	9,684	413	(164)	AA	1%

Total asset-backed securities	699,764	25,006	(13,631)	AA+	18%

Total fixed maturities	3,442,995	123,099	(24,456)	AA+	90%

Equities
Equity-common only
Financial	9,319	117	—		0%
Energy	7,963	52	—		0%
Consumer cyclical	3,647	92	(14)		0%
Consumer non-cyclical	9,527	206	(2)		0%
Technology	4,865	178	—		0%
Industrial	4,158	311	—		0%
Communications	4,197	24	—		0%
All Other	3,729	48	(5)		0%

Total equities	47,405	1,028	(21)		1%

Short-Term	187,059	—	—		5%

BOLI	65,003	—	—	AA-	2%

Investment in Unconsolidated Subsidiaries
Private fund—primarily invested in high yield asset-backed securities(3)	29,930	—	—		1%
Private fund—primarily invested in long/short equities	12,943	—	—		0%
Private fund—primarily invested in non-public equities	5,629	—	—		0%

Total investment in unconsolidated subsidiaries	48,502	—	—		1%

Other Investments
High yield asset-backed securities, held in a private investment fund(4)	10,932	—	(8,485)		0%
Federal Home Loan Bank capital stock	5,190	—	—		0%
Private fund—primarily invested in distressed debt	23,073	—	—		1%
Private fund—primarily invested in long/short equities	6,010	—	—		0%
Other	2,053	—	—		0%

Total other investments	47,258	—	(8,485)		1%

Total Investments	$3,838,222	$124,127	$(32,962)		100%

(1)	3% AAA, 56% AA, 38% A, 3% B or below

(2)	19% are AAA rated, 6% are AA, 5% are A, 70% are B or below

(3)	Includes subprime securities with a fair value of $12.7 million

(4)	Includes subprime securities with a fair value of $700,000 (recorded cost basis of $4.0 million; average rating of BBB)
          A complete listing of our investment holdings as of December 31, 2009 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
          We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. We anticipate that between $50 million and $80 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
          We held cash and short-term securities of $227.7 million at December 31, 2009 as compared to $445.5 million at December 31, 2008. We utilized $135 million in the PICA acquisition in April 2009. We also moved funds to longer-term investments during 2009 as credit markets stabilized.
          Our investment portfolio continues to be composed of high quality fixed income securities with approximately 97% of our fixed maturities being either United States government agency or investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2009 is 4.2 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 4.0 years. The securities acquired in the PICA transaction were, on average, longer in duration than the securities we already owned, which caused a small increase in the overall weighted average effective duration.
          At December 31, 2009 we held asset-backed securities with a fair value of $699.8 million (recorded cost basis of $688.4 million). During 2009, we recognized $3.2 million of losses on asset-backed securities primarily relating to mortgage-backed securities impacted by the deterioration of the housing market. In performing our OTTI assessment of mortgage-backed securities, management projects expected cash flows, making assumptions regarding expected default rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an OTTI is realized for the difference between the book value and present value of the anticipated cash flows in accordance with generally accepted accounting principles. In some cases, the impairment loss is greater than the projected loss because market values are depressed as a result of market uncertainty and an aversion to risk by market participants. If we continue to hold these securities, and our estimates of projected loss prove over time to be accurate, the economic loss that we ultimately realize will be less than the impairment loss that has been recorded. Conversely, because our judgments about future default rates, the timing of expected cash flows and the estimated value of collateral may not prove over time to be accurate, we may experience losses on asset-backed securities that we are not currently projecting.
          We hold five positions in financial institution fixed maturity securities for which the position held has a fair value that exceeds $20 million. The aggregate fair value of these five positions totals $143.1 million ($140.2 million recorded cost basis), of which $51.2 million is FDIC backed.
          At December 31, 2009 we held fixed maturity securities with pretax net unrealized gains of approximately $99 million as compared to pretax net unrealized losses of $43 million as of December 31,

2008. The improvement is primarily due to a reduction in credit spreads, particularly with respect to state and municipal securities and corporate bonds, offset somewhat by the impact of slightly higher market interest rates. The fixed maturity securities acquired in the PICA transaction were valued at their fair value on the date of acquisition, April 1, 2009—see Notes 2 and 3—and overall have appreciated in value because of lower market interest rates at December 31, 2009.
Losses
          The following table, known as the Analysis of Reserve Development, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. Years prior to 2001 relate only to the reserves of ProAssurance’s predecessor, Medical Assurance. In years 2001 and thereafter the table reflects the reserves of ProAssurance, formed in 2001 in order to merge Medical Assurance and Professionals Group. PRA National reserves are included only in the year 2005 and thereafter. PRA Wisconsin reserves are included only in the year 2006 and thereafter. PICA and Georgia Lawyers reserves are included only in the year 2009.
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
          The following may be helpful in understanding the Analysis of Reserve Development:
—	The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects our reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as reported in our consolidated financial statements at the end of each year (the Balance Sheet Reserves).

—	The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

—	The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

—	The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Reserve Development
(In thousands)

				December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Reserve for losses, undiscounted and net of reinsurance recoverables	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571
Cumulative net paid, as of:
One Year Later	133,832	143,892	245,743	224,318	200,314	199,617	242,608	331,295	312,348	278,655
Two Years Later	239,872	251,855	436,729	393,378	378,036	384,050	503,271	600,500	550,042
Three Years Later	313,993	321,957	563,557	528,774	526,867	578,455	697,349	787,347
Four Years Later	358,677	367,810	656,670	635,724	680,470	728,582	825,139
Five Years Later	387,040	402,035	726,661	749,300	794,870	805,270
Six Years Later	408,079	422,005	794,786	824,761	852,985
Seven Years Later	417,362	440,676	836,485	863,781
Eight Years Later	430,779	457,761	863,018
Nine Years Later	443,854	466,109
Ten Years Later	449,177

Re-estimated Net Liability as of:
End of Year	486,279	493,457	1,009,354	1,098,941	1,298,458	1,544,981	1,896,743	2,236,385	2,232,596	2,111,112
One Year Later	463,779	507,275	1,026,354	1,098,891	1,289,744	1,522,000	1,860,451	2,131,400	2,047,344	1,903,812
Two Years Later	469,934	529,698	1,023,582	1,099,292	1,282,920	1,479,773	1,764,076	1,955,903	1,829,140
Three Years Later	488,416	527,085	1,032,571	1,109,692	1,259,802	1,418,802	1,615,125	1,747,459
Four Years Later	487,366	534,382	1,035,832	1,108,539	1,250,110	1,340,061	1,450,275
Five Years Later	485,719	536,875	1,045,063	1,133,343	1,230,105	1,234,223
Six Years Later	489,187	535,120	1,052,050	1,121,440	1,156,614
Seven Years Later	490,200	531,995	1,040,376	1,079,640
Eight Years Later	490,575	524,837	1,015,217
Nine Years Later	487,380	520,981
Ten Years Later	487,935

Net cumulative redundancy (deficiency)	$(1,656)	$(27,524)	$(5,863)	$19,301	$141,844	$310,758	$446,468	$488,926	$403,456	$207,300

Original gross liability — end of year	$665,786	$659,659	$1,322,871	$1,494,875	$1,634,749	$1,818,635	$2,224,436	$2,607,148	$2,559,707	$2,379,468

Less: reinsurance recoverables	(179,507)	(166,202)	(313,517)	(395,934)	(336,291)	(273,654)	(327,693)	(370,763)	(327,111)	(268,356)

Original net liability — end of year	$486,279	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112

Gross re-estimated liability — latest	$589,435	$607,163	$1,245,507	$1,381,076	$1,467,949	$1,538,627	$1,821,354	$2,186,313	$2,176,881	$2,170,605
Re-estimated reinsurance recoverables	(101,500)	(86,182)	(230,290)	(301,436)	(311,335)	(304,404)	(371,079)	(438,854)	(347,741)	(266,793)

Net re-estimated liability — latest	$487,935	$520,981	$1,015,217	$1,079,640	$1,156,614	$1,234,223	$1,450,275	$1,747,459	$1,829,140	$1,903,812

Gross cumulative redundancy (deficiency)	$76,351	$52,496	$77,364	$113,799	$166,800	$280,008	$403,082	$420,835	$382,826	$208,863

          In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed in critical accounting estimates. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:
–	Prior to the mid to late 1990’s our business was largely based in Alabama. When we began to expand geographically, we utilized industry based data as well as our own data to support our actuarial projection process. Our own claims experience proved to be better than the projected experience, but this was not known for some time after the reserves were established. Ultimately, as actual results proved better than that suggested by historical trends and industry claims data, redundancies developed and were recognized.

–	The medical professional liability legal environment deteriorated in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As a result, favorable development of prior year reserves slowed in 2000 and reversed in 2001 and 2002. We addressed these trends through increased rates, stricter underwriting and modifications to claims handling procedures.

–	During 2007, 2008 and 2009 we have recognized favorable development related to our previously established reserves primarily for accident years 2003 through 2007 because we have reduced our estimates of claims severity related to those years. Based on recent internal and industry claims data, we believe claims severity (i.e., the average size of a claim) is increasing at a rate slower than we estimated when our reserves for those years were established.
          Activity in our net reserve for losses during 2009, 2008 and 2007 is summarized below:

		(In thousands)
	Year Ended December 31
	2009	2008	2007

Balance, beginning of year	$2,379,468	$2,559,707	$2,607,148
Less receivable from reinsurers	268,356	327,111	370,763

Net balance, beginning of year	2,111,112	2,232,596	2,236,385

Reserves acquired from acquisitions	163,946	—	—

Incurred related to:
Current year	438,368	396,750	455,982
Prior years	(207,300)	(185,251)	(104,985)

Total incurred	231,068	211,499	350,997

Paid related to:
Current year	(67,900)	(20,635)	(23,492)
Prior years	(278,655)	(312,348)	(331,294)

Total paid	(346,555)	(332,983)	(354,786)

Net balance, end of year	2,159,571	2,111,112	2,232,596
Plus receivable from reinsurers	262,659	268,356	327,111

Balance, end of year	$2,422,230	$2,379,468	$2,559,707

          At December 31, 2009 our gross reserve for losses included case reserves of approximately $1.028 billion and IBNR reserves of approximately $1.394 billion. Our consolidated reserve for losses on a GAAP basis exceeds the combined reserves of our insurance subsidiaries on a statutory basis by approximately $63.9 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability, or retirement of an insured.

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
          We generally reinsure professional liability risks under annual treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered (currently $16 million). Historically, the professional liability per claim retention level has varied between 90% and 100% of the first $1 million and between 0% and 5% of claims exceeding those levels depending on the coverage year and the state in which business was written. We also insure some large professional liability risks that are above the limits of our basic reinsurance treaties. These risks are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.
          Our primary reinsurance agreement is negotiated annually at October 1. Under our most recent agreement, effective October 1, 2009, we will not be reimbursed for allocated loss adjustment expenses. As a result, the minimum and maximum premium due under the agreement have been lowered, which we believe will compensate for the decrease in recoveries under the treaty. Therefore, we do not expect these changes to result in a significant overall change in the cost of reinsurance.
          Our risk retention level is dependent upon numerous factors including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results within each state. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.
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
          The following table identifies our reinsurers from which our recoverables (net of amounts due to the reinsurer) are $10 million or more as of December 31, 2009:

		(In thousands)
	A.M. Best	Net Amounts Due
Reinsurer	Company Rating	From Reinsurer
Hannover Rueckversicherung AG	A	$25,872
Transatlantic Reinsurance Company	A	$20,818
General Reinsurance Corporation	A++	$19,088
Aspen Insurance UK, Ltd.	A	$16,703
AXA Reassurances SA*	NR-4	$10,018

*  NR-4 indicates the reinsurer is not rated by A.M. Best at the request of the reinsurer.

Debt
          Our long-term debt as of December 31, 2009 is comprised of the following.

			(In thousands, except %)
				Carrying Value
	Contractual Rate		Outstanding Principal	December 31, 2009

2034 Trust Preferred Securities/Debentures	4.1	%(1)	$22,992	$22,992
2034 Surplus Notes	4.1	%(1)	12,000	12,000
2019 Notes Payable(4)	6.6	%(2)	17,739	14,740
2012 Surplus Note	3.3	%(3)	517	471

				$50,203

(1)	Adjusted quarterly based on LIBOR.

(2)	The related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 10.

(3)	Adjusted quarterly based on the U.S. prime rate.

(4)	Both the 2019 Note Payable and the related interest rate swap are valued at fair value. See Note 10.
          All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes. A detailed description of our debt is provided in Note 10 to the Consolidated Financial Statements.
Off Balance Sheet Arrangements/Guarantees
          As discussed in Note 10 to the Consolidated Financial Statements, our Trust Preferred Subordinated Debentures (TPS Debentures) are held by, and are the sole assets of a related business trust (Trust-2). Trust-2 purchased the TPS Debentures with proceeds from related trust preferred stock (TPS) issued and sold by the trust. The terms and maturities of the TPS Debentures mirror those of the related TPS. Trust-2 uses the debenture interest and principal payments we pay into the trust to meet Trust-2’s TPS obligations. Trust-2 is not consolidated because we are not the primary beneficiary of Trust-2.
          ProAssurance has issued guarantees that amounts paid to Trust-2 related to the TPS Subordinated Debentures will subsequently be remitted to the holders of the related TPS.
Contractual Obligations
          A schedule of our non-cancelable contractual obligations at December 31, 2009 follows:

	Payments due by period
	(In thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Loss and loss adjustment expenses	$2,422,230	$541,242	$791,657	$527,321	$562,010
Interest on long-term debt*	44,552	2,643	5,222	5,093	31,594
Long-term debt obligations	53,203	303	1,141	768	50,991
Operating lease obligations	9,209	2,863	2,646	1,658	2,042

Total	$2,529,194	$547,051	$800,666	$534,840	$646,637

*	Includes projected payments due on interest rate swap associated with our long-term debt.

          For the purposes of this table, all long-term debt is assumed to be settled at its contractual maturity and interest on variable rate long-term debt is calculated using interest rates in effect at December 31, 2009. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.
          Each of our debt instruments allows for repayment before maturity, at our option, on or after certain dates. For more information on our debt see Note 10 to the Consolidated Financial Statements.
Treasury Stock
          We repurchased approximately 1.1 million common shares, having a total cost of $52.0 million, during the year ended December 31, 2009. We reissued 100,533 treasury shares as a part of the consideration for acquisitions during the first quarter of 2009. Our Board of Directors authorized $150 million in April 2007, an additional $100 million in August 2008, and an additional $100 million in September 2009 for the repurchase of common shares or the retirement of outstanding debt. Approximately $115.4 million of the amounts authorized by the Board remains available for use at December 31, 2009.
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
          For non-claim related actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities.

Overview of Results—Years Ended December 31, 2009 and 2008
          Net income totaled $222.0 million for the year ended December 31, 2009 as compared to $177.7 million for the year ended December 31, 2008. Net income per diluted share was $6.70 and $5.22 for the years ended December 31, 2009 and 2008, respectively. The increase in diluted earnings per share is primarily attributable to an increase in net income, but also reflects a decrease in diluted weighted average shares outstanding.
          Results from the years ended December 31, 2009 and 2008, respectively, compare as follows:
Premium—Exclusive of PICA
          Net premiums earned declined in 2009 by approximately $32.0 million (7.0%) for the year. The decline reflects the effects of a competitive market place and rate reductions resulting from improved loss trends.
Premiums—PICA
          PICA contributed net premiums earned of $70.3 million during 2009.
Net Investment Income; Net Realized Investment Gains (Losses)—Consolidated
          Our 2009 net investment results (which include both net investment income and earnings from unconsolidated subsidiaries) increased by $2.0 million (1.3%) and reflects improved results from our investments in unconsolidated subsidiaries offset by the decline in net investment income primarily due to lower yields on short-term securities.
          Net realized gains were $12.8 million in 2009 as compared to net realized losses of $50.9 million for 2008. The improvement is principally the result of a $39.0 million reduction in impairment losses due to more favorable market conditions during 2009.
Gain/Loss on Extinguishment of Debt—Consolidated
          Our 2009 results reflect a $2.8 million ($1.8 million after tax) loss related to the extinguishment of debt, while our 2008 results reflect a $4.6 million ($2.9 million after tax) gain from the extinguishment of debt. During 2009 we redeemed at par surplus notes acquired in the PICA acquisition which were valued below par on the date of acquisition. For additional information regarding the extinguishment of debt see Note 10 to the Consolidated Financial Statements.
Expenses—Exclusive of PICA
          Current accident year net losses decreased by $22.2 million (5.6%) for the year, principally due to a decline in insured risks. We recognized favorable development in 2009 of $207.3 million (a $22.0 million increase).
          Underwriting, acquisition and insurance expenses increased during 2009 by $1.5 million (1.5%) as compared to 2008, primarily due to additional expenses associated with an increase in non-physician premiums and higher commission costs for physician premiums.
          Interest expense declined by $4.9 million in 2009 because we reduced the outstanding principal balance of our long-term debt during the latter half of 2008 by $129 million.

Expenses—PICA
          The following PICA expenses are included in our 2009 operating results:

(In thousands)
Year Ended
December 31, 2009
Net losses	$63,757
Underwriting, acquisition and insurance expenses	$15,343
Interest expense	$1,521
Ratios
          Our net loss ratio exclusive of PICA decreased to 39.2% in 2009 from 46.1% in 2008, primarily because favorable prior year loss development had a more pronounced effect on the calendar year net loss ratio in 2009 (because 2009 earned premium was less than 2008 earned premium, and because favorable loss development was higher in 2009). Our 2009 calendar year net loss ratio when PICA subsidiaries are included is 46.4%.
          Our expense ratio exclusive of PICA increased to 23.2% in 2009 from 21.6% in 2008, primarily because premiums earned decreased but expenses remained relatively flat. Our 2009 expense ratio is 22.7% when the PICA subsidiaries are included.
          Our operating ratio exclusive of PICA decreased to 28.5% in 2009 from 33.3% in 2008, reflecting the improvement in the net loss ratio, offset by a higher expense ratio and lower investment ratio. Our operating ratio including PICA is 38.8% for 2009.
          Return on equity, which is computed only on a consolidated basis, is 14.2% for 2009.
Non-GAAP Financial Measures
          Operating income is a Non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of realized gains or losses, guaranty fund assessments and debt retirement gain or loss. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
          The following table is a reconciliation of Net income to Operating income:

	(In thousands, except per share data)
	Year Ended December 31
	2009	2008

Net income	$222,026	$177,725
Items excluded in the calculation of operating income:
(Gain) loss on extinguishment of debt	2,839	(4,571)
Net realized investment (gains) losses	(12,792)	50,913
Guaranty fund (recoupments) assessments	(533)	(1,334)

Pre-tax effect of exclusions	(10,486)	45,008

Tax effect, at 35%	3,670	(15,753)

Operating income	$215,210	$206,980

Per diluted common share:
Net income	$6.70	$5.22
Effect of exclusions	(0.21)	0.85

Operating income per diluted common share	$6.49	$6.07

Results of Operations—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
          Selected consolidated financial data for each period is summarized in the table below.

	($ in thousands, except share data)
	Year Ended December 31
	2009	2008	Change

Revenues:

Gross premiums written	$553,922	$471,482	$82,440

Net premiums written	$514,043	$429,007	$85,036

Premiums earned	$540,012	$503,579	$36,433
Premiums ceded	(42,469)	(44,301)	1,832

Net premiums earned	497,543	459,278	38,265
Net investment income	150,945	158,384	(7,439)
Equity in earnings (loss) of unconsolidated subsidiaries	1,438	(7,997)	9,435
Net realized investment gains (losses)	12,792	(50,913)	63,705
Gain on extinguishment of debt	—	4,571	(4,571)
Other income	9,965	3,839	6,126

Total revenues	672,683	567,162	105,521

Expenses:
Losses and loss adjustment expenses	265,983	267,412	(1,429)
Reinsurance recoveries	(34,915)	(55,913)	20,998

Net losses and loss adjustment expenses	231,068	211,499	19,569
Underwriting, acquisition and insurance expenses	116,537	100,385	16,152
Interest expense	3,477	6,892	(3,415)
Loss on extinguishment of debt	2,839	—	2,839

Total expenses	353,921	318,776	35,145

Income before income taxes	318,762	248,386	70,376

Income taxes	96,736	70,661	26,075

Net income	$222,026	$177,725	$44,301

Earnings per share:
Basic	$6.76	$5.43	$1.33

Diluted	$6.70	$5.22	$1.48

Net loss ratio	46.4%	46.1%	0.3
Underwriting expense ratio	22.7%	21.7%	1.0

Combined ratio	69.1%	67.8%	1.3

Operating ratio	38.8%	33.3%	5.5

Return on equity	14.2%	13.3%	0.9

PLEASE NOTE: All variance discussions that follow exclude the effects of the PICA acquisition unless specifically stated otherwise. In all tables the abbreviation “nm” indicates that the percentage change is not meaningful, either because the prior year amount is zero or because the percent change exceeds 100%.

Premiums

		($ in thousands)
	Year Ended December 31
	2009	2008	Change

Gross premiums written:
PRA all other	$477,022	$471,482	$5,540	1.2%
PICA Acquisition	76,900	—	76,900	nm

	$553,922	$471,482	$82,440	17.5%

Net premiums written:
PRA all other	$439,354	$429,007	$10,347	2.4%
PICA Acquisition	74,689	—	74,689	nm

	$514,043	$429,007	$85,036	19.8%

Premiums earned:
PRA all other	$467,269	$503,579	$(36,310)	(7.2%)
PICA Acquisition	72,743	—	72,743	nm

	$540,012	$503,579	$36,433	7.2%

Premiums ceded:
PRA all other	$39,986	$44,301	$(4,315)	(9.7%)
PICA Acquisition	2,483	—	2,483	nm

	$42,469	$44,301	$(1,832)	(4.1%)

Net premiums earned:
PRA all other	$427,283	$459,278	$(31,995)	(7.0%)
PICA Acquisition	70,260	—	70,260	nm

	$497,543	$459,278	$38,265	8.3%

Gross Premiums Written
Gross premiums written by component are as follows:

		($ in thousands)
	Year Ended December 31
	2009	2008	Change

Physician(1):
PRA all other	$379,348	$389,492	$(10,144)	(2.6%)
PICA Acquisition	62,512	—	62,512	nm

	441,860	389,492	52,368	13.4%

Non-physician(1):
Healthcare providers
PRA all other	27,139	15,582	11,557	74.2%
PICA Acquisition	9,450	—	9,450	nm

	36,589	15,582	21,007	134.8%

Hospital and facility(1)	31,350	31,229	121	0.4%

Other(1)
PRA all other	19,345	11,659	7,686	65.9%
PICA Acquisition	4,397	—	4,397	nm

	23,742	11,659	12,083	103.6%

Non-physician total	91,681	58,470	33,211	56.8%

Tail premiums(2)	20,381	23,520	(3,139)	(13.3%)

Total Gross Premiums Written	$553,922	$471,482	$82,440	17.5%

(1)	Excludes tail premiums

(2)	Includes PICA tail premiums of $0.5 million

PRA Exclusive of PICA
          Changes in our premium volume are driven by three primary factors: our retention of existing business, the amount of new business we are able to generate (including business that comes to PRA as a result of acquisitions), and the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. The professional liability market continues to remain competitive with some competitors choosing to compete primarily on price.
          Physician premiums continue to be our primary revenue source and comprise 80% and 83% of our gross premiums written in 2009 and 2008, respectively. Our physician retention rate is 89% and 88% for the years ended December 31, 2009 and 2008, respectively. Retention rates are affected by a number of factors. Insureds may terminate coverage because they are leaving the practice of medicine through death, disability or retirement. Also, based on our underwriting evaluation, we may choose not to renew an insured. We may lose business to competitors or to self-insurance mechanisms (often when physicians join hospital based practice groups) due to pricing or other issues.
          New business increased during 2009. We wrote approximately $22 million of new physician business during the year that was not attributable to acquisitions, as compared to $12 million in 2008.
          In the third and fourth quarters of 2008, we began renewing physician policies for a two-year term in a selected jurisdiction. Written premium for the entire two-year policy term is recorded in the period the policy is renewed, while earned premium is recorded on a pro rata basis over the two-year policy term. The gross written premiums attributable to two-year policies for 2009 is $23.0 million as compared to $2.7 million written in 2008. Also, in 2009, in order to more evenly distribute renewals throughout the year, we offered early renewal to a number of insureds who would otherwise have had a first quarter 2010 renewal date. As a result of the shift in renewal dates, there will be approximately $9 million less in business eligible to be renewed.
          As favorable loss trends have emerged we have lowered our rates where indicated. For our physician business, our charged rates on 2009 renewals decreased 4% on average, as compared to an average decrease of 6% for 2008. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our stockholders.
          Our non-physician healthcare providers are primarily dentists and allied health professionals. The 2009 increase in this business is primarily attributable to business contributed by Mid-Continent. Non-physician “other” premiums are primarily legal professional liability premiums, but also includes other types of general liability premiums. The acquisitions of Georgia Lawyers and Mid-Continent contributed additional non-physician premiums of approximately $18 million in 2009.
          We separately report tail premiums because we offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period.
PICA
          Gross premiums written contributed by PICA consist primarily of coverages provided to podiatrists, who are categorized as physician premiums in the above table, and coverages provided to chiropractors, who are categorized as non-physician health-care providers in the above table. Our 2009 retention rate for the core PICA business is approximately 93%.

Premiums Earned

		($ in thousands)
	Year Ended December 31
	2009	2008	Change

Premiums earned:
PRA all other	$467,269	$503,579	$(36,310)	(7.2%)
PICA Acquisition	72,743	—	72,743	nm

	$540,012	$503,579	$36,433	7.2%

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
PRA Exclusive of PICA
          Exclusive of the effect of tail premiums and acquisitions, the decline in premiums earned for the year ended December 31, 2009 as compared to 2008 reflects declines in gross premiums written during 2008 and 2009.
PICA
          PICA subsidiaries contributed earned premiums of approximately $73 million during 2009; approximately $41.6 million of which relates to premiums written prior to the date of acquisition (and thus never reported in our written premiums). At December 31, 2009 approximately $1.7 million of premium written prior to the acquisition is yet to be earned and will be added to our earned premium on a pro rata basis, principally during the first quarter of 2010.
Premiums Ceded

		($ in thousands)
	Year Ended December 31
	2009	2008	Change

Premiums ceded:
PRA all other	$39,986	$44,301	$(4,315)	(9.7%)
PICA Acquisition	2,483	—	2,483	nm

	$42,469	$44,301	$(1,832)	(4.1%)

			(points)
Reinsurance expense ratio:*
PRA all other	8.6%	8.8%	(0.2)
PICA Acquisition	3.4%	—	nm
Consolidated	7.9%	8.8%	(0.9)

*	Calculated as premiums ceded as a percentage of premiums earned
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

PRA Exclusive of PICA
          Premiums ceded in both 2009 and 2008 include amounts related to changes to our estimates of reinsurance premiums incurred for prior accident years, as follows.

	(In thousands)
	Premiums Ceded		Reinsurance Expense Ratio
	Year Ended December 31		Year Ended December 31
	2009	2008	2009	2008

Premiums ceded, before estimate changes	$45,977	$45,509	9.8%	9.0%
Estimate changes, prior accident years	(5,991)	(1,208)	(1.2%)	(0.2%)

Premiums ceded	$39,986	$44,301	8.6%	8.8%

          The increase in our reinsurance expense ratio for 2009 is due to an increase in premiums ceded, along with a decrease in premiums earned, which reflects shifts in the mix of our premiums. The increase in premiums ceded is principally related to legal professional liability premiums, which are generally more heavily reinsured than our physician premiums. The decline in premiums earned is principally attributable to physician policies with lower coverage limits for which we retain all of the risk of loss; consequently, there is no corresponding decrease to premiums ceded.
          The amount of reinsurance premiums incurred for prior accident years is largely determined based on the losses expected to be recovered, subject to certain minimums and maximums specific to the reinsurance agreement being adjusted. In both 2009 and 2008, we reduced our estimates of prior accident year gross losses within our reinsured layers of coverage, as well as the related reinsurance recoveries and premiums ceded. However, the reductions were more pronounced in 2009.
PICA
          The PICA subsidiaries cede only a small portion of the risk on the policies they issue. Accordingly, the reinsurance expense ratio for these entities is minimal.
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income-Consolidated

		($ in thousands)
	Year Ended December 31
	2009	2008	Change

Net investment income	$150,945	$158,384	$(7,439)	(4.7%)
          Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes income from our short-term, cash equivalent investments, dividend income from equity securities, earnings from other investments and increases in the cash surrender value of business owned executive life insurance contracts. Investment fees and expenses are deducted from investment income.
Net investment income by investment category is as follows:

	(In thousands)
	Year Ended December 31
	2009	2008

Fixed maturities	$150,122	$150,085
Equities	1,036	1,231
Short-term investments	1,209	6,891
Other invested assets	2,802	2,801
Business owned life insurance	1,563	1,932
Investment expenses	(5,787)	(4,556)

Net investment income	$150,945	$158,384

Fixed Maturities. The increase in income in 2009 reflects higher average invested balances, the benefit of which was offset almost entirely by lower yields. The increase in average invested balances is principally attributable to the PICA acquisition. Yields declined in 2009 as a result of proceeds from maturities and sales being reinvested at lower rates. Lower returns from TIPS (Treasury Inflation Protected Securities) also reduced yields in 2009. We expect average yields to continue to decrease in 2010, unless market rates improve. Average yields for our available-for-sale fixed maturity securities during 2009 and 2008 are as follows:

	Year Ended December 31
	2009	2008

Average income yield	4.6%	4.8%
Average tax equivalent income yield	5.3%	5.6%
Short-term Investments. The decrease in earnings from short-term investments during 2009 reflects a decline in market interest rates (an average of 200 basis points for the year) on lower average balances in 2009 as compared to 2008. In the latter portion of 2008, we increased our short-term holdings because of the instability in the longer term market and to also provide funds needed for the PICA acquisition. As markets stabilized in 2009, we reduced our short-term holdings.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries-Consolidated

	(In thousands)
	Year Ended December 31
	2009	2008	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$1,438	$(7,997)	$9,435
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
Net Realized Investment Gains (Losses)-Consolidated
          The following table provides detailed information regarding our net realized investment gains (losses).

	(In thousands)
	Year Ended December 31
	2009	2008

Total other-than-temporary impairment losses:
Residential mortgage-backed securities (1)	$(3,393)	$(9,140)
Corporate bonds(2)	(3,749)	(25,347)
Equities(3)	(494)	(10,564)
Other(4)	(536)	(1,969)
Portion recognized in Other Comprehensive Income(5):
Residential mortgage-backed securities	199	—

Net impairment losses recognized in earnings	(7,973)	(47,020)
Net gains (losses) from sales	12,066	1,533
Trading portfolio gains (losses)	9,335	(5,426)
Fair value adjustments, net	(636)	—

Net realized investment gains (losses)	$12,792	$(50,913)

(1)	Includes unrealized impairment losses of approximately $61,000 that were recognized in earnings in the first quarter of 2009 but reclassified from retained earnings to other comprehensive income on April 1, 2009

(2)	Includes $19.5 million related to Lehman for 2008

(3)	Includes $9.5 million related to Fannie Mae and Freddie Mac preferred stock for 2008

(4)	2008 includes $1.0 million related to the Reserve Primary Fund

(5)	In accordance with GAAP all OTTI losses prior to April 1, 2009 were recognized in earnings

           Trading portfolio gains are primarily attributable to improved market prices for equity securities during 2009. Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Note 10 to the Consolidated Financial Statements.
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
          The following table summarizes calendar year net losses and net loss ratios for the years ended December 31, 2009 and 2008, respectively, by separating losses between the current accident year and all prior accident years.

	($ in millions)
	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
	2009	2008	Change	2009	2008	Change

Current accident year:
PRA all other	$374.6	$396.8	$(22.2)	87.7%	86.4%	1.3
PICA Acquisition	63.8	—	63.8	90.7%	—	90.7

Consolidated	$438.4	$396.8	$41.6	88.1%	86.4%	1.7

Prior accident years:
PRA all other	$(207.3)	$(185.3)	$(22.0)	(48.5%)	(40.3%)	(8.2)
PICA Acquisition	—	—	—	—	—	—

Consolidated	$(207.3)	$(185.3)	$(22.0)	(41.7%)	(40.3%)	(1.4)

Calendar year:
PRA all other	$167.3	$211.5	$(44.2)	39.2%	46.1%	(6.9)
PICA Acquisition	63.8	—	63.8	90.7%	—	90.7

Consolidated	$231.1	$211.5	$19.6	46.4%	46.1%	0.3

*	Net losses as specified divided by net premiums earned.
PRA Exclusive of PICA
          The current accident year loss ratio increased 1.3 points when compared to the prior year, approximately 60% of this increase is attributable to an increase to our reserve for the death, disability and retirement (DDR) provision in our claims-made polices. After a number of coverage years, most of our insureds qualify for this extended coverage when the insured retires or should the insured die or become disabled during the policy term. Our strong retention rate has resulted in an increase in the number of insureds expected to become eligible to receive this extended coverage and we have recorded a corresponding increase to the related reserve.

          During the years ended December 31, 2009 and 2008, we recognized favorable loss development of $207.3 million and $185.3 million, on a net basis, related to reserves established in prior years.
          The principal components of development are as follows:

	(In millions)
	Year Ended December 31
	2009	2008

Reserve development by accident year, favorable (unfavorable):
2008 & 2007 accident years	$(1.1)	$9.8
2006 & 2005 accident years	94.0	110.5
2004 & 2003 accident years	73.6	58.2
Accident years prior to 2003	40.8	6.8

Net favorable development recognized	$207.3	$185.3

          Substantially all of the development recognized during 2009 and 2008 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims made policies in both 2009 and 2008 is based upon observation of actual claims data which indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends , we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.
          In establishing the rates for our insurance products we consider loss and loss trends over a multi-year period. To the extent that we experience improvements in claims frequency and claims severity these improvements are considered in our rate making process and reflected in our established rates. We have reflected decreased estimates of severity in our rate making process as well as in our loss estimates for several years.
          Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
PICA
          The current accident year loss ratio was adversely affected by an increase to reserves for the DDR provision associated with PICA claims-made policies and by unfavorable development of losses associated with certain other liability coverages. When the effect of these two items is excluded PICA 2009 net loss ratio is approximately 80%. In 2010, we plan to discontinue offering the other liability coverage that generated the 2009 unfavorable development.

Underwriting, Acquisition and Insurance Expenses

		($ in thousands)
	Underwriting, Acquisition and Insurance Expenses				Underwriting Expense Ratio(1)(2)
	Year Ended December 31				Year Ended December 31
	2009	2008	Change		2009	2008	Change

Insurance related:
PRA all other	$99,233	$99,182	$51	0.1%	23.2%	21.6%	1.6
PICA acquisition(2)	13,656	710	12,946	nm	19.4%	0.1%	nm

	112,889	99,892	12,997	13.0%	22.7%	21.7%	1.0

Non-insurance related:
PRA all other	1,961	493	1,468	nm
PICA acquisition	1,687	—	1,687	nm

	3,648	493	3,155	nm

	$116,537	$100,385	$16,152	16.1%

(1)	Our expense ratio computations exclude non insurance related expenses.

(2)	PICA transaction expenses of $710,000 were paid by ProAssurance during 2008.
Insurance Related Expenses-Exclusive of PICA
          Expenses during 2009 reflect a number of cost variations, but changed little on a net basis. Expenses for commissions, brokerage fees, and underwriting and sales salaries and benefits were higher in 2009, both because we earned more non-physician premiums which carry higher expenses than physician premiums and because more of our physician premium was generated by external (commissioned) agents. Also, guaranty fund recoupments are lower in 2009 than in 2008. Partially offsetting these higher costs is a $1.5 million reduction in share based compensation costs, due to a different type of award made in 2009. Costs were also reduced in 2009 by a $1.8 million benefit related to final settlement of the CHW Judgment (actual costs incurred were less than amounts previously estimated).
Other Expense Information
Non-insurance related expenses. We operate several insurance agencies and provide benefit management services on a limited basis through a separate PICA subsidiary. These activities generate commission and service fee revenues, which are reported as a part of other income. The acquisition of Mid-continent and PICA increased these expenses in 2009. We have excluded the direct expenses of these activities from our underwriting expense ratio computations because the activities are not associated with the generation of premiums revenues.
Guaranty fund assessments. Insurance related expenses in the table above are reduced by net recoupments from guaranty fund assessments of approximately $533,000 and $1.3 million during 2009 and 2008, respectively.
Underwriting Expense Ratio-Exclusive of PICA
          The 1.6 point increase in our underwriting expense ratio is primarily a result of a 7% decline in net premiums earned in 2009 as compared to 2008, while expenses remained relatively flat. A non-recurring expense reduction related to final settlement of the CHW litigation, as discussed above, reduced our 2009 expenses; excluding this non-recurring item increases the 2009 ratio to 23.6%.
Underwriting Expense Ratio-PICA
          PICA 2009 expenses include non-recurring transaction related expenses of approximately $2.5 million recorded during 2009. Excluding this non-recurring item decreases the PICA expense ratio to 15.9%. Almost 60% of PICA 2009 earned premium relates to policies written prior to the acquisition. In accordance with the GAAP guidance for business combinations, we did not recognize any acquisition expense for these policies. However, in 2010, almost all of our PICA earned premium will relate to policies written after the acquisition. On average, in 2010 we would expect the PICA expense ratio to approximate 22%.
Interest Expense
Consolidated
          Interest expense decreased in 2009 as compared to 2008 primarily because we reduced outstanding debt in the latter half of 2008. We converted all our Convertible Debentures in July of 2008 (aggregate principal of $107.6 million) and extinguished approximately $23 million of our 2034 Trust Preferred Securities/Debentures (TPS/Debentures) in mid-December 2008. Also, rates on our variable rate debt decreased by approximately 200 basis points in 2009 as compared to 2008. These reductions in interest expense were partially offset by additional interest expense incurred in the latter half of 2009 related to debt and other liabilities assumed in the PICA acquisition (see Notes 3 and 10).
          Interest expense by debt obligation is provided in the following table:

		(In thousands)
	Year Ended December 31
	2009	2008	Change

Debt obligations held prior to PICA acquisition:
Convertible Debentures	$—	$2,283	$(2,283)
Trust Preferred Securities/Debentures due 2034	1,160	3,463	(2,303)
Surplus Notes due May 2034	768	1,138	(370)
Surplus Note due February 2012	28	—	28

Debt assumed in the PICA acquisition:
2033 Surplus Notes	147	—	147
Note Payable due February 2019	900	—	900

Other (including PICA)	474	8	466

	$3,477	$6,892	$(3,415)

Taxes
Consolidated
          Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Year Ended December 31
	2009	2008

Statutory rate	35.0%	35.0%
Tax-exempt income	(5.2%)	(7.0%)
Other	0.5%	0.4%

Effective tax rate	30.3%	28.4%

          Tax exempt income had a less significant effect on our 2009 effective tax rate primarily because 2009 taxable income increased at a greater rate than tax-exempt income. Our 2009 taxable income reflected impairment losses of $8.0 million, whereas 2008 taxable income reflected impairment losses of $47.0 million. Also, we recognized more (a $22.0 million increase) favorable loss development in 2009 than in 2008 which also increased 2009 taxable income.
          We expect to be able to realize the full benefit of deferred tax assets associated with impairment losses because capital gains recognized during the statutory carryback period are sufficient to absorb the impairment losses. A deferred tax asset valuation allowance of approximately $900,000 has been established related to PICA capital loss carry-forwards.

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

Results of Operations—Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
          Selected consolidated financial data for each period is summarized in the table below.

	($ in thousands, except share data)
	Year Ended December 31
	2008	2007	Change

Revenues:
Gross premiums written	$471,482	$549,074	$(77,592)

Net premiums written	$429,007	$506,397	$(77,390)

Premiums earned	$503,579	$585,310	$(81,731)
Premiums ceded	(44,301)	(51,797)	7,496

Net premiums earned	459,278	533,513	(74,235)
Net investment income	158,384	171,308	(12,924)
Equity in earnings (loss) of unconsolidated subsidiaries	(7,997)	1,630	(9,627)
Net realized investment gains (losses)	(50,913)	(5,939)	(44,974)
Gain on extinguishment of debt	4,571	—	4,571
Other income	3,839	5,556	(1,717)

Total revenues	567,162	706,068	(138,906)

Expenses:
Losses and loss adjustment expenses	267,412	438,527	(171,115)
Reinsurance recoveries	(55,913)	(87,530)	31,617

Net losses and loss adjustment expenses	211,499	350,997	(139,498)
Underwriting, acquisition and insurance expenses	100,385	106,751	(6,366)
Interest expense	6,892	11,981	(5,089)

Total expenses	318,776	469,729	(150,953)

Income before income taxes	248,386	236,339	12,047

Income taxes	70,661	68,153	2,508

Net income	$177,725	$168,186	$9,539

Earnings per share:
Basic	$5.43	$5.10	$0.33

Diluted	$5.22	$4.78	$0.44

Net loss ratio	46.1%	65.8%	(19.7)
Underwriting expense ratio	21.9%	20.0%	1.9

Combined ratio	68.0%	85.8%	(17.8)

Operating ratio	33.5%	53.7%	(20.2)

Return on equity	13.3%	14.2%	(0.9)

Premiums

	($ in thousands)
	Year Ended December 31
	2008	2007	Change

Gross premiums written	$471,482	$549,074	$(77,592)	(14.1%)

Premiums earned	$503,579	$585,310	$(81,731)	(14.0%)
Premiums ceded	(44,301)	(51,797)	7,496	(14.5%)

Net premiums earned	$459,278	$533,513	$(74,235)	(13.9%)

Gross Premiums Written
          Gross premiums written declined 14.1% during 2008 as compared to 2007, reflecting the effects of lower premium rates and a very competitive insurance market. The change in premiums is driven by three primary factors: our ability and desire to retain expiring business, the change in premium rates we charge on the business we do renew, which can also be affected by the coverage an insured chooses to purchase, and the production of new business.
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
Net Realized Investment Gains (Losses)
          The components of net realized investment gains (losses) are shown in the following table.

	(In thousands)
	Year Ended December 31
	2008	2007

Net gains (losses) from sales	$1,533	$1,801
Other-than-temporary impairment (losses):
Corporate(1)	(25,347)	(185)
Equity(2)	(10,564)	—
Asset-backed securities	(9,140)	(6,460)
Other	(1,969)	(1,108)

	(47,020)	(7,753)
Trading portfolio gains (losses)	(5,426)	13

Net realized investment gains (losses)	$(50,913)	$(5,939)

(1)	Includes $19.5 million related to Lehman.

(2)	Includes $9.5 million related to Fannie Mae and Freddie Mac preferred stock.
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

	($ In millions)
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
          Underwriting, acquisition and insurance expenses include share-based compensation expense of approximately $7.8 million and $8.3 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense for 2007 reflects a one-time expense of $1.8 million related to options awarded to our CEO upon his hiring. Awards to retirement eligible employees are fully expensed when granted and were approximately $680,000 and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

          Guaranty fund assessments, in general, are recorded when they are declared by state regulatory authorities. Periodically we receive refunds of previous assessments. Additionally, certain states permit us to recoup previous guaranty fund assessments through surcharges to our insureds. In 2008 refunds/recoupments exceeded assessments and reduced underwriting expense by $1.3 million. In 2007 net guaranty fund assessments increased underwriting expense by approximately $550,000. The amounts recouped through surcharges collected from our insureds approximated $1.1 million for 2008 and $706,000 for 2007. During both 2008 and 2007, the amounts recouped primarily relate to assessments previously paid to the Florida Insurance Guaranty Association, Inc. We estimate that recoupments in 2009 will approximate $824,000; we are unable to estimate assessments that might be declared in 2009.
Interest Expense
          Interest expense decreased in 2008 as compared to 2007 primarily because our average outstanding debt declined from $179 million in 2007 to $110 million in 2008 (see Notes 10 and 11 for details of debt redemption and conversion). A decline in the average interest rate for our TPS/TPS Debentures of approximately 200 basis points also reduced interest expense (rates adjust quarterly based on three-month LIBOR).
          Interest expense by debt obligation is provided in the following table:

	(In thousands)
	Year Ended December 31
	2008	2007	Change

Convertible Debentures	$2,283	$4,565	$(2,282)
2032 Subordinated Debentures	—	1,639	(1,639)
TPS/TPS Debentures	3,463	4,625	(1,162)
Surplus Notes	1,138	1,138	—
Other	8	14	(6)

	$6,892	$11,981	$(5,089)

Taxes
          Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. During 2008 our tax-exempt income grew at a faster rate than did our taxable income which decreased our overall effective tax rate. The effect of tax-exempt income on our effective tax rate is shown in the table below:

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
          The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class for December 31, 2009. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	(In millions, except duration)
	December 31, 2009
	Interest Rate Shift in Basis Points
	(200)	(100)	Current	100	200

Fixed maturities, available for sale:
U.S. Treasury and Agency obligations	$230	$225	$221	$216	$211
Duration	3.06	3.22	3.23	3.17	3.11

State and municipal bonds	$1,601	$1,528	$1,449	$1,373	$1,301
Duration	4.38	5.20	5.29	5.31	5.27

Corporate bonds	$1,152	$1,114	$1,074	$1,035	$999
Duration	3.45	3.69	3.71	3.62	3.54

Asset-backed securities	$725	$717	$699	$673	$645
Duration	1.65	1.64	3.03	3.91	4.21

Fixed maturities, available for sale total	$3,708	$3,584	$3,443	$3,297	$3,156
Duration	3.44	3.84	4.15	4.30	4.31

	December 31, 2008

Fixed maturities, available for sale total	$3,137	$3,069	$2,962	$2,835	$2,712
Duration	2.44	3.19	3.98	4.18	4.20
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
          ProAssurance’s cash and short-term investment portfolio at December 31, 2009 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
          As of December 31, 2009, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Moody’s, Standard & Poor’s and Fitch. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
          We hold $1.45 billion of municipal bonds. These bonds may have enhanced credit ratings as a result of guarantees by an insurer, but we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of December 31, 2009, on a stand-alone basis, our municipal bonds have a weighted average rating of AA-.
Equity Price Risk
          At December 31, 2009 the fair value of our investment in common stocks was $47.4 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.99. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.9% to $52.1 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.9% in the fair value of these securities to $42.7 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 80. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 to the Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 and that there was no change in the Company’s internal controls during the fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below.
          Our management excluded PICA’s systems and processes from the scope of our assessment of internal control over financial reporting as of December 31, 2009 in reliance on the guidance set forth in Question 3 of a “Frequently Asked questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We are excluding PICA from that scope because we expect substantially all of its significant systems and processes to be converted to those of ProAssurance during 2010. At December 31, 2009 PICA represented $396.3 million or 8.5% of total assets, and $88.2 million or 13.1% of total revenues for the year then ended.
          Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2009 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION.
          None

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ProAssurance Corporation
          We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
          As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Podiatry Insurance Company of America, which is included in the 2009 consolidated financial statements of ProAssurance Corporation and subsidiaries and constituted 8.5% and 7.2% of total and net assets, respectively, as of December 31, 2009, and 13.1% and 2.4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of ProAssurance Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Podiatry Insurance Company of America.
          In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2009, of ProAssurance Corporation and subsidiaries and our report dated February 24, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
February 24, 2010

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 27 and 28) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
          The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2010 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2010.
ITEM 11. EXECUTIVE COMPENSATION.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2010 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2010 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2010 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2010 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2010.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Changes in Capital – years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Income – years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flow – years ended December 31, 2009, 2008 and 2007

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

SIGNATURES
          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 24th day of February 2010.

PROASSURANCE CORPORATION
By:	/s/W. Stancil Starnes
W. Stancil Starnes

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/W. Stancil Starnes W. Stancil Starnes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2010

/s/Edward L. Rand, Jr. Edward L. Rand, Jr.	Chief Financial Officer	February 24, 2010

/s/Victor T. Adamo Victor T. Adamo	President	February 24, 2010

/s/Lucian F. Bloodworth Lucian F. Bloodworth	Director	February 24, 2010

/s/Jerry D. Brant Jerry D. Brant	Director	February 24, 2010

/s/Robert E. Flowers, M.D. Robert E. Flowers, M.D.	Director	February 24, 2010

/s/William J. Listwan, M.D. William J. Listwan, M.D.	Director	February 24, 2010

/s/John J. McMahon, Jr. John J. McMahon, Jr.	Director	February 24, 2010

/s/Drayton Nabers, Jr. Drayton Nabers, Jr.	Director	February 24, 2010

/s/Ann F. Putallaz, Ph.D. Ann F. Putallaz, Ph.D.	Director	February 24, 2010

/s/William H. Woodhams, M.D. William H. Woodhams, M.D.	Director	February 24, 2010

/s/Wilfred W. Yeargan, Jr., M.D. Wilfred W. Yeargan, Jr., M.D.	Director	February 24, 2010

ProAssurance Corporation and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ProAssurance Corporation
          We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
          As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impairment of debt securities with the adoption of the guidance originally issued in FASB Staff Position 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (codified in FASB ASC Topic 320 Investments – Debt and Equity Securities) effective April 1, 2009.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
February 24, 2010

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31	December 31
	2009	2008

Assets
Investments
Fixed maturities available for sale, at fair value	$3,442,995	$2,961,568
Equity securities, available for sale, at fair value	3,579	6,981
Equity securities, trading, at fair value	43,826	11,852
Short-term investments	187,059	441,996
Business owned life insurance	65,003	63,440
Investment in unconsolidated subsidiaries	48,502	44,522
Other investments	47,258	45,583

Total Investments	3,838,222	3,575,942

Cash and cash equivalents	40,642	3,459
Premiums receivable	116,403	86,137
Receivable from reinsurers on paid losses and loss adjustment expenses	16,778	17,826
Receivable from reinsurers on unpaid losses and loss adjustment expenses	262,659	268,356
Prepaid reinsurance premiums	11,836	13,009
Deferred policy acquisition costs	25,493	19,505
Deferred taxes	68,806	138,034
Real estate, net	44,496	23,496
Amortizable intangible assets	9,973	—
Goodwill	122,317	72,213
Other assets	89,789	62,961

Total Assets	$4,647,414	$4,280,938

Liabilities and Stockholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,422,230	$2,379,468
Unearned premiums	244,212	185,756
Reinsurance premiums payable	113,994	127,877

Total Policy Liabilities	2,780,436	2,693,101
Other liabilities	112,180	129,322
Long-term debt, $35,463 and $34,930, at amortized cost, respectively; $14,740 and $0 at fair value, respectively	50,203	34,930

Total Liabilities	2,942,819	2,857,353

Stockholders’ Equity
Common stock, par value $0.01 per share
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 34,223,346 and 34,109,196 shares issued, respectively	342	341
Additional paid-in capital	526,068	518,687
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $31,908 and $(19,328) respectively	59,254	(35,898)
Retained earnings	1,196,428	970,891

	1,782,092	1,454,021

Treasury stock, at cost, 1,811,356 shares and 763,316 shares, respectively	(77,497)	(30,436)

Total Stockholders’ Equity	1,704,595	1,423,585

Total Liabilities and Stockholders’ Equity	$4,647,414	$4,280,938

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

		Additional	Accumulated Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balance at January 1, 2007	$334	$495,848	$111	$622,310	$(56)	$1,118,547
Cumulative effect of accounting change	—	—	—	2,670	—	2,670
Purchase of treasury shares	—	—	—	—	(54,201)	(54,201)
Common shares issued for compensation	1	3,249	—	—	—	3,250
Share-based compensation	—	8,326	—	—	—	8,326
Net effect of stock options exercised	1	(1,500)	—	—	—	(1,499)
Comprehensive income:
Other comprehensive income (loss) (see Note 11)	—	—	9,791	—	—
Net income	—	—	—	168,186	—
Total comprehensive income	—	—	—	—	—	177,977

Balance at December 31, 2007	336	505,923	9,902	793,166	(54,257)	1,255,070
Purchase of treasury shares	—	—	—	—	(87,561)	(87,561)
Conversion of convertible debentures	4	1,092	—	—	111,382	112,478
Common shares issued for compensation	1	3,810	—	—	—	3,811
Share-based compensation	—	7,763	—	—	—	7,763
Net effect of stock options exercised	—	99	—	—	—	99
Comprehensive income:
Other comprehensive income (loss) (see Note 11)	—	—	(45,800)	—	—
Net income	—	—	—	177,725	—
Total comprehensive income	—	—	—	—	—	131,925

Balance at December 31, 2008	341	518,687	(35,898)	970,891	(30,436)	1,423,585
Cumulative effect of accounting change (see Note 1)	—	—	(3,511)	3,511	—	—
Purchase of treasury shares	—	—	—	—	(52,045)	(52,045)
Treasury shares issued in acquisition (see Note 3)	—	177	—	—	4,984	5,161
Common shares issued for compensation	1	1,218	—	—	—	1,219
Share-based compensation	—	6,210	—	—	—	6,210
Net effect of stock options exercised	—	(224)	—	—	—	(224)
Comprehensive income:
Other comprehensive income (loss) (see Note 11)	—	—	98,663	—	—
Net income	—	—	—	222,026	—
Total comprehensive income	—	—	—	—	—	320,689

Balance at December 31, 2009	$342	$526,068	$59,254	$1,196,428	$(77,497)	$1,704,595

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31
	2009	2008	2007

Revenues
Gross premiums written	$553,922	$471,482	$549,074

Net premiums written	$514,043	$429,007	$506,397

Premiums earned	$540,012	$503,579	$585,310
Premiums ceded	(42,469)	(44,301)	(51,797)

Net premiums earned	497,543	459,278	533,513
Net investment income	150,945	158,384	171,308
Equity in earnings (loss) of unconsolidated subsidiaries	1,438	(7,997)	1,630
Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(8,172)	(47,020)	(7,753)
Less: portion of OTTI losses recognized in other comprehensive income (before taxes)	199	—	—

Net impairment losses recognized in earnings	(7,973)	(47,020)	(7,753)
Other net realized investment gains (losses)	20,765	(3,893)	1,814

Total net realized investment gains (losses)	12,792	(50,913)	(5,939)
Gain on extinguishment of debt	—	4,571	—
Other income	9,965	3,839	5,556

Total revenues	672,683	567,162	706,068

Expenses
Losses and loss adjustment expenses	265,983	267,412	438,527
Reinsurance recoveries	(34,915)	(55,913)	(87,530)

Net losses and loss adjustment expenses	231,068	211,499	350,997
Underwriting, acquisition and insurance expenses	116,537	100,385	106,751
Interest expense	3,477	6,892	11,981
Loss on extinguishment of debt	2,839	—	—

Total expenses	353,921	318,776	469,729

Income before income taxes	318,762	248,386	236,339

Provision for income taxes
Current expense (benefit)	70,122	70,894	64,329
Deferred expense (benefit)	26,614	(233)	3,824

Total income tax expense (benefit)	96,736	70,661	68,153

Net income	222,026	$177,725	$168,186

Earnings per share:
Basic	$6.76	$5.43	$5.10

Diluted	$6.70	$5.22	$4.78

Weighted average number of common shares outstanding
Basic	32,848	32,750	32,960

Diluted	33,150	34,362	35,823

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2009	2008	2007

Operating Activities
Net income	$222,026	$177,725	$168,186
Adjustments to reconcile income to net cash provided by operating activities
Amortization, net of accretion	15,434	13,424	12,587
Depreciation	4,221	3,147	3,500
Loss (gain) on extinguishment of debt	2,839	(4,571)	—
Increase in cash surrender value of business owned life insurance	(1,563)	(1,931)	(1,889)
Net realized investment (gains) losses	(12,792)	50,913	5,939
Net (purchases) sales of trading portfolio securities (see Note 1)	—	—	42,683
Share-based compensation	6,210	7,763	8,326
Deferred income taxes	26,614	(233)	3,824
Policy acquisition costs deferred, net of related amortization	(5,988)	2,615	1,643
Other	(535)	6,511	(4,837)
Changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(11,042)	12,556	14,330
Receivable from reinsurers on paid losses and loss adjustment expense	1,088	21,741	(20,815)
Receivable from reinsurers on unpaid losses and loss adjustment expenses	11,171	58,755	43,652
Prepaid reinsurance premiums	2,374	1,826	4,119
Other assets	2,758	13,685	(3,952)
Reserve for losses and loss adjustment expenses	(126,657)	(180,239)	(47,441)
Unearned premiums	14,021	(32,272)	(35,745)
Reinsurance premiums payable	(15,153)	(705)	22,406
Other liabilities	(59,617)	17,173	27,592

Net cash provided by operating activities	75,409	167,883	244,108

Investing Activities
Purchases of:
Fixed maturities available for sale	(930,168)	(737,851)	(1,407,147)
Equity securities available for sale	(720)	(2,701)	(948)
Equity securities trading (see Note 1)	(33,156)	(3,976)	—
Other investments	(292)	(278)	(551)
Cash investment in unconsolidated subsidiaries	(2,542)	(25,752)	(15,806)
Proceeds from sale or maturities of:
Fixed maturities available for sale	808,145	903,575	1,276,174
Equity securities available for sale	6,362	956	270
Equity securities trading (see Note 1)	26,072	872	—
Other investments	2,180	4,238	10,443
Net sales or maturities of short-term investments, excluding unsettled redemptions	271,043	(212,179)	(37,626)
Cash paid for acquisitions, net of cash received	(124,509)	—	—
Other	(1,572)	(21,581)	6,858

Net cash provided by (used by) investing activities	20,843	(94,677)	(168,333)

Financing Activities
Repayment of long-term debt	(7,000)	(18,366)	(15,464)
Repurchase of common stock	(52,045)	(87,561)	(54,201)
Book overdraft	—	5,807	972
Other	(24)	99	1,956

Net cash provided by (used by) financing activities	(59,069)	(100,021)	(66,737)

Increase (decrease) in cash and cash equivalents	37,183	(26,815)	9,038
Cash and cash equivalents at beginning at period	3,459	30,274	21,236

Cash and cash equivalents at end of period	$40,642	$3,459	$30,274

(continued)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2009	2008	2007

Supplemental Disclosure of Cash Flow Information
Net cash paid during the year for income taxes	$89,915	$48,479	$45,249

Cash paid during the year for interest	$4,277	$6,439	$10,956

Significant non-cash transactions
Fixed maturities securities transferred, at fair value, to other investments	$—	$—	$34,732

Common shares issued in acquisition	$5,161	$—	$—

Unsettled redemption of short-term money market investment	$3,090	$9,427	$—

Equity increase due to conversion of debt–see Notes 10 and 11	$—	$112,478	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies
Organization and Nature of Business
          ProAssurance Corporation (ProAssurance or PRA), a Delaware corporation, is an insurance holding company for wholly-owned specialty property and casualty insurance companies that principally provide professional liability insurance for providers of health care services, and to a lesser extent, providers of legal services and other professional services. ProAssurance operates in the United States of America (U.S.) in a single reportable segment.
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
Basis of Presentation
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
          Certain items have been reclassified in prior year financial statements to conform to the financial statement presentation of the current period. Amounts reclassified did not affect net income or equity.
Accounting Policies
          The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these notes to the consolidated financial statements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
Investments; Investment in Unconsolidated Subsidiaries
Fair Values
          Fair value is determined using an exchange traded price, if available, or market information as provided by an independent pricing service. Fair values for securities not actively traded are estimated using exchange traded prices for similar assets, when available, or other multiple observable inputs. Management reviews valuations of securities obtained from the pricing service for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities.
          Multiple observable inputs are not available for certain of our investments, primarily private placements and interests in private investment funds. Management values private placements either using a single non-binding broker quote or pricing models that utilize market based assumptions that have limited observable inputs. Management values interests in private investment funds based on the net asset value of the interest held, as provided by the fund.
Fixed Maturities and Equity Securities
          Fixed maturities and equity securities are considered as either available-for-sale or trading securities.
          Available-for-sale securities are carried at fair value, as described above, and unrealized gains and losses on such available-for-sale securities are included, net of related tax effects, in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).
          Investment income includes amortization of premium and accretion of discount related to debt securities acquired at other than par value. Debt securities and mandatorily redeemable preferred stock with maturities beyond one year when purchased are classified as fixed maturities.
          Trading portfolio securities are carried at fair value, as described above, with the holding gains and losses included in realized investment gains and losses in the current period.
Short-term Investments
          Short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. Treasury obligations and commercial paper. All balances are reported at amortized cost, which approximates fair value.
Other Investments; Investment in Unconsolidated Subsidiaries
          Investments in limited partnerships/liability companies where ProAssurance has virtually no

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
influence over the operating and financial policies of an investee are accounted for using the cost method. Under the cost method, investments are valued at cost, with investment income recognized when received. The cost basis of the investment is reduced if the investment suffers impairment in value that is deemed to be other-than-temporary. Investments in limited partnerships/liability companies where ProAssurance is deemed to have influence because it holds a greater than minor interest are accounted for using the equity method. Under the equity method, the recorded basis of the investment is adjusted each period for the investor’s pro rata share of the investee’s income or loss.
          Other Investments are primarily comprised of equity interests in private investment funds, accounted for using the cost method. Other Investments also includes available-for-sale fixed maturity securities accounted for at fair value in which ProAssurance maintains a direct beneficial interest but that are held by a separate investment entity.
          Investments in unconsolidated subsidiaries consist of ownership interests in private investment funds that are accounted for using the equity method, which approximates fair value.
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
          If there is intent to sell the security or if it is not more likely than not that the security will be required to be sold before full recovery of its amortized cost basis, ProAssurance considers a decline in fair value to be an other-than-temporary impairment. Otherwise, ProAssurance considers the following factors in determining whether an investment’s decline is other-than-temporary:
          For equity securities:
–	the length of time for which the fair value of the investment has been less than its recorded basis;
–	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available;
–	the historical and implied volatility of the fair value of the security;

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
For debt securities, an evaluation is made as to whether the impairment is due to credit loss, which is defined as the excess of the current amortized cost basis of the security over the present value of expected future cash flows. Methodologies used to estimate the present value of expected cash flows to determine if a decline is due to a credit loss are:
–	For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers the following in projecting recovery values and recover time frames:
–	third party research and credit rating reports;
–	the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date
–	internal assessments and the assessments of external portfolio managers regarding specific circumstances surrounding an investment, which indicate the investment is more or less likely to recover its amortized cost than other investments with a similar structure;
–	failure of the issuer of the security to make scheduled interest or principal payments;
–	For structured securities (primarily asset-backed securities), ProAssurance estimates the present value of the security’s cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). ProAssurance incorporates six month averages of the levels of delinquencies, defaults, severities, and prepayments in the securitization, for the parameters applied to the assets underlying the securitization in determining the net present value of the cash flows.
          Asset-backed security valuations are subject to prospective adjustments in yield due to changes in prepayment assumptions. Under the prospective method, the recalculated effective yield equates the carrying amount of the investment to the present value of the anticipated future cash flows. The recalculated yield is then used to recognize income on the investment balance for subsequent accounting periods.
          Asset-backed securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method. Under the effective yield method estimates of cash flows expected over the life of asset-backed securities are updated quarterly. If there are adverse changes in cash flow projections, considering timing and amount, an other-than-temporary impairment loss is recognized.
          The assessment of whether the amortized cost basis of debt securities, particularly asset-backed debt securities, is expected to be recovered requires management to make assumptions regarding various matters affecting cash flows to be received in the future. The choice of assumptions is subjective and requires the use of judgments; actual credit losses experienced in future periods may differ from management’s estimates of those credit losses.
          Investments in private investment funds are also evaluated for impairment. Management considers the net asset value reported by the fund, the performance of the fund relative to the market, the stated objectives of the fund, cash flows expected from the fund and the fund’s most recent audit results in considering whether there has been a decline in the fair value below the recorded value that is other than temporary.
          ProAssurance recognizes other than temporary impairments, including impairments of debt securities due to credit loss, in earnings as a part of net realized investment gains (losses). In subsequent periods, any measurement of gain or loss or impairment is based on the revised amortized basis of the security. Declines in fair value, including impairments of debt securities that are not evaluated as being due to credit loss, not considered to be other-than-temporary are recognized in other comprehensive income.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
Cash and Cash Equivalents
          For purposes of the consolidated balance sheets and statements of cash flow, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.
Real Estate
          Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate consists of properties primarily in use as corporate offices, but also includes land and a building held for sale. Properties held for sale have a combined carrying value of approximately $4.2 million. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income and real estate expenses are included in underwriting, acquisition and insurance expenses.
          Real estate accumulated depreciation is approximately $15.9 million and $14.6 million at December 31, 2009 and 2008, respectively. Real estate depreciation expense for the three years ended December 31, 2009, 2008 and 2007 is $1.2 million, $1.0 million and $1.1 million, respectively.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
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
Goodwill
          ProAssurance makes at least an annual assessment as to whether the value of its goodwill assets is impaired. Management evaluates the carrying value of goodwill during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. In assessing goodwill, management estimates the fair value of the reporting unit and compares that estimate to external indicators such as market capitalization. Management concluded in 2009, 2008 and 2007 that no adjustment to impair goodwill was necessary. Goodwill approximated $122.3 million at December 31, 2009 and $72.2 million at December 31, 2008. The 2009 increase of $50.1 million is entirely attributable to acquisitions as described in Note 3.
Deferred Policy Acquisition Costs
          Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned.
Amortizable Intangible Assets
          Intangible assets with definite lives are amortized over the estimated useful life of the asset. Intangible assets with an indefinite life are not amortized.
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
          Management establishes the reserve for losses after taking into consideration a variety of factors including the conclusions reached by internal actuaries, premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment, and the reports received from external actuaries. Internal actuaries perform an in-depth review of the reserve for losses at least semi-annually using the loss and exposure data of ProAssurance subsidiaries. Management engages external actuaries to review subsidiary loss and exposure data and provide reports to Management regarding the adequacy of reserves.
          Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as is the case in 2009, 2008 and 2007.
          The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to reinsurance recoveries. Thus, in any given year, ProAssurance may make significant adjustments to gross losses that have little effect on its net losses.
Treasury Stock
          Treasury shares are reported at cost, and are reflected on the balance sheets as an unallocated reduction of total equity.
Recognition of Revenues
          Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are generally one year in duration.
Share-Based Compensation
          ProAssurance recognizes compensation cost for share-based payments (including stock options, performance shares and restricted stock units) under GAAP recognition and measurement principles (modified prospective method). Compensation cost for awards granted after January 1, 2006 is recognized based on the grant-date fair value of the award over the relevant service period of the award; for awards that vest in increments (graded vesting), compensation cost is recognized over the relevant service period for each separately vested portion of the award. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as financing cash inflows. Compensation cost for awards granted prior to January 1, 2006 but not vested on January 1, 2006 is recognized over the remaining service period related to those awards, using the same calculation methodologies, including grant-date fair values, as was used to prepare pro forma disclosures prior to January 1, 2009.
Subsequent Events
           ProAssurance has evaluated subsequent events for disclosure or recognition in its financial statements through February 24, 2010 which is the date these financial statements were issued.
Accounting Changes Adopted
Consolidation-Accounting and Reporting for Decreases in Ownership of a Subsidiary
          Effective for interim and annual reporting periods ending on or after December 15, 2009, the FASB issued clarification on the scope of the guidance regarding decreases in ownership of consolidated entities. The guidance also expands disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ProAssurance adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on its results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
Distributions to Shareholders with Components of Stock and Cash
          Effective for interim and annual periods ending on or after December 15, 2009, the FASB revised GAAP guidance that clarifies the proper accounting treatment for distributions to shareholders that include both stock and cash. ProAssurance adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on its results of operations or financial position.
Fair Value Measurements-Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)
          Effective for interim and annual periods ending after December 15, 2009, the FASB revised GAAP guidance to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). The revised guidance also requires new disclosures, by major category of investments, regarding investments measured on the basis of net asset value. ProAssurance adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on its results of operations or financial position.
Fair Value-Liabilities
          In August 2009, the FASB revised GAAP guidance regarding the valuation of liabilities at fair value; the guidance is effective for the first reporting period that begins after issuance of the guidance. The updated guidance clarifies that when a quoted price in an active market for an identical liability is not available, fair value should be determined using quoted prices for identical or similar liabilities traded as assets or using another valuation technique described in existing GAAP guidance for determining fair values. Such techniques include present value techniques, and techniques based on the amount that a reporting entity would pay on the measurement date to transfer or enter into an identical liability. ProAssurance adopted the revised guidance as of the quarter ended December 31, 2009; adoption had no effect on the valuation of its liabilities.
FASB Accounting Standards Codification
          Effective for interim and annual periods ending after September 15, 2009, the FASB published the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. The Codification is not intended to change current GAAP, but rather to provide all the authoritative literature related to a particular topic in one place. Upon the effective date, all pre-existing accounting standard documents were superseded and accounting literature not included in the Codification became non-authoritative. ProAssurance adopted use of the Codification as of the quarter ended September 30, 2009; adoption had no effect on its results of operations or financial position.
Subsequent Events
          Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP guidance to more clearly set forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions after the balance sheet date should be recognized and the disclosures that should be made regarding such events. ProAssurance adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no effect on its results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
Fair Value
          Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP guidance regarding the valuation of assets or liabilities when the volume and level of market transactions for those assets or liabilities has significantly decreased. The revised guidance clarifies factors to be considered in determining whether there has been a significant decrease in market activity for an asset in relation to normal activity and provides additional guidance on when the use of multiple (or different) valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The revisions also establish a requirement that conclusions about whether transactions are orderly be based on the weight of the evidence and require entities to disclose any changes to valuation techniques (and related inputs) that result from a conclusion that markets are not orderly and the effect of the change, if practicable. The revised guidance also expanded disclosure requirements regarding the fair value of financial instruments. ProAssurance adopted the revised guidance as of the quarter ended June 30, 2009; adoption had no significant effect on its results of operations or financial position.
Investments—Disclosure Requirements; Other-than-temporary Impairments
          Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP to require expanded disclosures related to investments in debt and equity securities. Guidance regarding other-than-temporary impairments was also revised. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis. The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income. Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. ProAssurance adopted the revised guidance as of the beginning of the quarter ended June 30, 2009. As of April 1, 2009, its debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, ProAssurance reclassified these non-credit losses, net of tax, from retained earnings to accumulated comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
Convertible Debentures
          Effective January 1, 2009, the FASB revised GAAP guidance regarding the accounting for Convertible Debentures. The revised guidance requires issuers to account for convertible debt securities that allow for either mandatory or optional cash settlement (including partial cash settlement) by separating the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate at the time of issuance and requires recognition of additional (non-cash) interest expense in subsequent periods based on the nonconvertible rate. Additionally, when such debt instruments are repaid or converted, any consideration transferred at settlement is to be allocated between the extinguishment of the liability component and the reacquisition of the equity component. The revised guidance is applicable to the Convertible Debentures which ProAssurance converted in July 2008. ProAssurance adopted the revised guidance as of its effective date January 1, 2009; adoption had no effect on 2009 operating results because no convertible debt has been outstanding during 2009. The cumulative effect of adoption, which would be an increase to additional paid-in capital of $65,000 and an offsetting decrease to retained earnings of the same amount, has not been recorded because the effect is immaterial and would not change total stockholders’ equity.
Non-controlling Interests in Subsidiaries
          Effective for interim and annual reporting periods beginning on or after December 15, 2008, the FASB revised GAAP guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ProAssurance adopted the revised guidance as of its effective date, January 1, 2009. Adoption did not have an effect on its results of operations or financial position.
Business Combinations
          Effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the FASB revised GAAP guidance related to business combinations. The revised guidance retains the previous requirement that the acquisition method of accounting be used for all business combinations but provides new and additional guidance including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. ProAssurance adopted the new guidance as of its effective date, January 1, 2009 and accounted for its acquisitions of Mid-Continent General Agency, Inc. (Mid-Continent), Georgia Lawyers Insurance Company (Georgia Lawyers) and Podiatry Insurance Company of America (PICA) during the first and second quarters of 2009 in accordance with the revised guidance (see Note 3).
Trading Security Cash Flows
          Effective for fiscal years beginning after November 15, 2007 the FASB revised GAAP regarding cash flows from purchases, sales and maturities of trading securities. Under the new guidance, such cash flows are classified based on the nature and purpose for which the securities were acquired. Under prior guidance, cash flows from purchases, sales and maturities of trading securities were classified as operating cash flows. ProAssurance adopted this guidance as of January 1, 2008. Accordingly, ProAssurance’s statement of cash flows reflects trading security cash flows during 2007 based on the prior guidance, whereas cash flows during 2008 and 2009 are based on the revised guidance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
1. Accounting Policies (continued)
Accounting Changes Not Yet Adopted
Fair Value Measurements
          Effective for interim and annual reporting periods beginning after December 15, 2009 or December 15, 2010, as specified, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve the disclosures and increase transparency in financial reporting. Adoption of this guidance is not expected to have an effect on our results of operations or financial position.
Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance
          Effective for interim and annual reporting periods beginning on or after December 15, 2009 for outstanding arrangements and effective otherwise for reporting periods beginning on or after June 15, 2009, the FASB issued guidance related to share-lending arrangements for an entity’s own shares executed in contemplation of a convertible debt offering or other financing. Adoption of this guidance is not expected to have an effect on ProAssurance’s results of operations or financial position. Early adoption is not permitted.
Consolidation of Variable Interest Entities
          Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Adoption of this guidance is not expected to have a significant effect on ProAssurance’s results of operations or financial position. Early adoption is not permitted.
Transfers and Servicing-Accounting for Transfers of Financial Assets
          Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance that requires additional disclosure regarding transfers of financial assets, including securitization transactions, where entities have continuing exposure to risks related to the transferred financial assets. Adoption of this guidance is not expected to have an effect on ProAssurance’s results of operations or financial position. Early adoption is not permitted.
Revenue Recognition-Multiple Deliverable Revenue Arrangements
          Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, the FASB issued guidance addressing the accounting for multiple-deliverable arrangements. The guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at inception using the relative selling price method. The guidance establishes a selling price hierarchy and also expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. Adoption of this guidance is not expected to have an effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
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
          The following tables present information about ProAssurance’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
2. Fair Value Measurement (continued)
          Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Fixed maturities, available for sale
U.S. Treasury and Agency obligations	$—	$220,570	$—	$220,570
State and municipal bonds	—	1,439,154	9,495	1,448,649
Corporate bonds	—	1,049,677	24,335	1,074,012
Residential mortgage-backed securities	—	556,863	—	556,863
Commercial mortgage-backed securities	—	91,627	940	92,567
Other asset-backed securities	—	50,334	—	50,334
Equity securities, available for sale	3,579	—	—	3,579
Equity securities, trading	43,826	—	—	43,826
Short-term investments(1)	168,060	18,999	—	187,059
Investment in unconsolidated subsidiaries	—	—	48,502	48,502
Other investments(2)	—	—	10,932	10,932

Total assets	$215,465	$3,427,224	$94,204	$3,736,893

Liabilities:
2019 Note Payable	$—	$—	$14,740	$14,740
Interest rate swap agreement	—	—	2,937	2,937

Total liabilities	$—	$—	$17,677	$17,677

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Other investments also includes $36.3 million of investments accounted for using the cost method that are not included in the table above.
          Level 3 assets in the table consist primarily of auction rate municipal bonds (included in State and municipal bonds), private placement senior notes (included in Corporate bonds), an asset-backed bond (included in Other asset-backed securities) and a beneficial interest in asset-backed securities held in a private investment fund (included in Other investments) and interests in private investment funds accounted for under the equity method (included in Investment in unconsolidated subsidiaries).
          The auction rate municipal bonds are rated A or better. The private placement senior notes are unconditionally guaranteed by large regional banks rated A+ or better. The asset-backed bond is rated AA and is collateralized by a timber trust. The fair values of these three types of assets are primarily derived using pricing models, which may require multiple market input parameters, considered appropriate for the asset being valued.
          The asset-backed securities held in a private investment fund are primarily backed by manufactured housing, recreational vehicle receivables, and subprime securities. These securities have an average rating of BBB, and are valued using a broker dealer quote.
          The interests in private investment funds accounted for under the equity method are valued using the net asset value provided by each fund. The following table provides additional information regarding these investments:

		Unfunded
	Fair Value	Commitments	Fund Description
	(In thousands)
Private fund primarily invested in high yield asset-backed securities	$29,930	None	(1)
Private fund primarily invested in long/short equities	12,943	None	(2)
Private fund primarily invested in non-public equities, including other private funds	5,629	$3,500	(3)

	$48,502

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
2. Fair Value Measurement (continued)

(1)	The fund primarily holds high yield asset-backed debt securities but also holds other investments expected to offer high yields, including equities and derivatives. Redemptions, unless subject to restriction, are allowed as of the first business day of each quarter with 90 days prior notice. Redemption is currently allowed for approximately $9.0 million of the fund, but restricted until after March 31, 2010 for $18.3 million of the fund, and restricted later than June 30, 2010 for the remaining $2.6 million of the fund. Redemptions are paid at 75% within 30 days, with the remainder paid within 90 days of the redemption date.

(2)	The fund holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90% with the remainder paid after the fund’s annual audit.

(3)	The fund is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine, distressed debt and other private equity-oriented funds. Redemptions are not allowed, except by special permission of the fund. Fund proceeds are periodically distributed at the discretion of the fund over an anticipated time frame that spans 3 to 5 years.
          The following tables present additional information about assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting, for the year ended December 31, 2009:

	Level 3 Fair Value Measurements - Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total
	(In thousands)
Balance January 1, 2009	$—	$36,472	$1,327	$357	$—	$14,576	$52,732

Total gains (losses) realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(7)	—	(357)	—	(536)	(900)
Included in other comprehensive income	(330)	371	149	—	—	2,516	2,706
Purchases, sales or settlements	(200)	(11,337)	(21)	—	—	(434)	(11,992)
Transfers in	10,025	5,092	—	—	48,502	—	63,619
Transfers out	—	(6,256)	(515)	—	—	(5,190)	(11,961)

Balance December 31, 2009	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204

The amount of total gains (losses) for the year ended December 31, 2009 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2009	$—	$(7)	$—	$(357)	$—	$(536)	$(900)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
2. Fair Value Measurement (continued)

	Level 3 Fair Value Measurements—Liabilities
		Interest rate
		swap
	2019 Note Payable	agreement	Total
	(In thousands)
Balance January 1, 2009	$—	$—	$—

Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	2,389	(1,753)	636
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	12,351	4,690	17,041
Transfers in	—	—	—
Transfers out	—	—	—

Balance December 31, 2009	$14,740	$2,937	$17,677

The amount of total (gains) losses for the year ended December 31, 2009 included in earnings attributable to the change in unrealized (gains) losses relating to liabilities still held at December 31, 2009	$2,389	$(1,753)	$636

          Transfers into Level 3 include:
•	Corporate bonds having a combined value of $5 million were valued using multiple observable inputs at December 31, 2008, but such information was not available at December 31, 2009. At December 31, 2009, the bonds were valued using a single broker dealer quote.
•	Municipal bonds totaling $10 million were valued using multiple observable inputs at December 31, 2008. Such inputs were unavailable in 2009 and the bonds were valued using a pricing model at December 31, 2009.
•	The interests in private investment funds accounted for under the equity method are valued at both December 31, 2009 and 2008 at the net asset value provided by fund management ($48.5 million at December 31, 2009). These interests were not included in the fair value table at December 31, 2008, but were included at December 31, 2009 after GAAP guidance was issued in 2009 that specified such valuation constituted valuation at fair value.
          We transferred a number of securities from Level 3 to Level 2. There was no active market for the securities or nearly identical securities during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the securities. Securities transferred are:
•	Asset-backed securities valued at $515,000.
•	A private placement bond (included in Corporate bonds) valued at $4 million that was a new issue during 2008.
•	Two corporate bonds, having a combined value of $2.2 million.
•	FHLB investments of $5.2 million are valued at cost and , as such, have been exluded from the table at December 31, 2009.
     Fair Value Option Elections
          ProAssurance elected to account for a liability assumed in the acquisition of PICA at fair value on a recurring basis, specifically the 2019 Note Payable bearing a floating interest rate discussed further in Note 10. The 2019 Note Payable has a related interest rate swap intended to mitigate the market risk of future interest rate changes on the 2019 Note Payable. The interest rate swap is carried at fair value with

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
2. Fair Value Measurement (continued)
changes in fair value recorded in net realized gains (losses). Electing the fair value option allows ProAssurance to account for the note payable at fair value, which is more consistent with management’s view of the underlying economics and reduces the accounting inconsistency that would otherwise result from carrying the note payable on an amortized cost basis and the interest rate swap at fair value. As of December 31, 2009, the 2019 Note Payable had a fair value of $14.7 million recorded in Long-term Debt and an outstanding principal balance of $17.7 million. Since the date of acquisition, the fair value of the interest rate swap liability decreased by $1.8 million and the fair value of the 2019 Note Payable increased by $2.4 million; on a net basis, a loss of $636,000 was recognized related to the changes in fair value. Gains or losses from changes in the fair value of the 2019 Note Payable and related interest rate swap are included in net realized investments gains (losses) on the ProAssurance income statement.
3. Acquisitions
          All entities acquired in 2009 have been accounted for in accordance with GAAP relating to business combinations and are considered to be a part of ProAssurance’s sole reporting segment, the professional liability segment. No entities were acquired in 2008 or 2007.
          ProAssurance acquired 100% of the outstanding shares of Mid-Continent and Georgia Lawyers during the first quarter of 2009 as a means of expanding its professional liability business. Assets acquired and liabilities assumed were recorded based on estimated fair values as of the date of acquisition. The excess of the purchase price over the fair values of the identifiable net assets acquired was recognized as goodwill totaling $13.4 million for the two acquisitions. Approximately $12 million of the goodwill is expected to be tax deductible. The consideration for these acquisitions included 100,533 ProAssurance common shares, which were reissued from treasury stock. The shares, which had a cost basis of approximately $5.0 million, were valued at $5.2 million, based on the market value of ProAssurance common shares on the date of closing. ProAssurance’s preliminary estimate of goodwill relating to the Mid-Continent acquisition was reduced by $4.6 million during the fourth quarter of 2009 based on a final determination of the purchase price.
          On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding its professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits to eligible policyholders to be paid over a three year period beginning in 2010. Total purchase consideration transferred had a fair value of $133.8 million on the acquisition date, April 1, 2009. As summarized in the table below, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Goodwill of $36.7 million was recognized equal to the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. None of the goodwill is expected to be tax deductible. ProAssurance incurred expenses related to the purchase of approximately $2.5 million during 2009, primarily in the second quarter, and $710,000 during 2008, primarily in the fourth quarter. These expenses have been included as a part of insurance expenses in the period incurred.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
3. Acquisitions (continued)
          The purchase consideration was allocated to assets acquired and liabilities assumed based on estimated fair values as of April 1, 2009 as follows:

(In thousands)
Fixed maturities, available for sale	$218,766
Equity securities, available for sale	1,193
Equity securities, trading	15,628
Short-term investments	14,114
Premiums receivable	19,426
Reinsurance recoverable	3,998
Intangible assets:
Goodwill	36,673
Other intangibles	23,200
Real estate	20,178
Deferred tax assets	9,746
Other assets	15,635
Reserve for losses and loss adjustment expenses	(163,616)
Unearned premiums	(41,851)
Long-term debt	(16,803)
Other liabilities	(22,487)

Fair value of net assets acquired	$133,800

          ProAssurance believes that all contractual cash flows related to acquired receivables will be collected. The fair value of net assets acquired includes fair value adjustments to record real estate assets at appraised market values. Certain liabilities were also adjusted including long-term debt fair valued using average spreads for financial instruments with similar credit ratings and maturities and an interest rate swap valued by determining the present value of the future cash flows. The fair value of reserves for losses and loss adjustment expenses and related reinsurance recoverables were estimated based on the present value of the expected underlying net cash flows including a profit margin and a risk premium and were determined to be materially the same as the recorded cost basis acquired.
          Actuarial reviews performed in connection with the finalization of ProAssurance’s purchase accounting for PICA indicated that initial estimates of the acquisition date fair value of PICA’s reserve for losses were understated. The allocation of the PICA purchase price has been adjusted, in accordance with GAAP related to business combinations, to reflect the revised estimate. The estimate of deferred tax assets and current taxes payable associated with loss reserves has also been revised. Additionally, initial estimates of the fair value of the net deferred tax asset acquired and current tax liabilities assumed have also been revised as additional analysis has concluded for several matters for which the initial estimates were considered provisional. The above summary of assets (liabilities) acquired reflects the revised estimates. The combined effect of the revisions reduced the initial estimates of the fair value of net assets acquired by $7.6 million and increased goodwill by a like amount.
          Intangible assets acquired include the following:

	April 1, 2009
	Estimated Fair	Estimated
	Value	Useful Life
	(In millions)
Trade names	$2.0	7 years
Renewal rights	$5.2	15 years
Non-compete agreements	$0.7	2 years
Internally developed software	$1.7	5 years
State license agreements	$13.6	Indefinite

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
3. Acquisitions (continued)

The following table discloses the amount of PICA revenues and earnings since the acquisition on April 1, 2009 that are included in ProAssurance consolidated results for the year ended December 31, 2009. The table also includes supplemental pro forma information reflecting the combined results of ProAssurance and PICA as if the acquisition had occurred at the beginning of the current and prior year annual reporting periods (on January 1, 2009 and January 1, 2008, respectively), adjusted to exclude transaction costs and include pro forma amortization of certain intangibles recognized in the purchase price allocation.

	Actual PICA Results Included in	Supplemental Pro forma
	ProAssurance Consolidated Results	Combined Results
	2009	2009	2008
	(In thousands)
Revenue	$88,152	$697,608	$672,569
Earnings	$5,396	$227,529	$185,661
4. Investments
          The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities
U.S. Treasury and Agency obligations	$214,774	$7,245	$(1,449)	$220,570
State and municipal bonds	1,400,293	51,977	(3,621)	1,448,649
Corporate bonds	1,040,896	38,871	(5,755)	1,074,012
Residential mortgage-backed securities	545,687	22,183	(11,007)	556,863
Commercial mortgage-backed securities	93,941	1,074	(2,448)	92,567
Other asset-backed securities	48,761	1,749	(176)	50,334

	3,344,352	123,099	(24,456)	3,442,995
Equity securities	2,572	1,028	(21)	3,579

	$3,346,924	$124,127	$(24,477)	$3,446,574

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities
U.S. Treasury and Agency obligations	$172,653	$6,992	$(2,477)	$177,168
State and municipal bonds	1,349,430	26,268	(19,492)	1,356,206
Corporate bonds	627,811	6,823	(40,852)	593,782
Residential mortgage-backed securities	576,537	17,932	(10,082)	584,387
Commercial mortgage-backed securities	193,737	—	(22,878)	170,859
Other asset-backed securities	84,653	120	(5,607)	79,166

	3,004,821	58,135	(101,388)	2,961,568
Equity securities	7,949	558	(1,526)	6,981

	$3,012,770	$58,693	$(102,914)	$2,968,549

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
4. Investments (continued)
          The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at December 31, 2009, including the length of time the securities have been held in a continuous unrealized loss position.

	December 31, 2009
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Fixed maturities, available for sale
U.S. Treasury and Agency obligations	$55,556	$(1,449)	$55,556	$(1,449)	$—	$—
State and municipal bonds	177,643	(3,621)	152,783	(2,399)	24,860	(1,222)
Corporate bonds	183,995	(5,755)	140,344	(2,284)	43,651	(3,471)
Residential mortgage-backed securities	64,882	(11,007)	44,086	(4,262)	20,796	(6,745)
Commercial mortgage-backed securities	53,155	(2,448)	24,940	(92)	28,215	(2,356)
Other asset-backed securities	4,823	(176)	1,903	(12)	2,920	(164)

	540,054	(24,456)	419,612	(10,498)	120,442	(13,958)
Common and preferred stocks	230	(21)	121	(2)	109	(19)

	$540,284	$(24,477)	$419,733	$(10,500)	$120,551	$(13,977)

          Management does not intend to sell and believes ProAssurance will not be required to sell any of the debt or equity securities held in an unrealized loss position before its anticipated recovery.
          As of December 31, 2009, there are 344 debt securities (14% of all debt securities held) in an unrealized loss position representing 287 issuers. After an evaluation of each debt security, management concluded that these securities have not suffered an other-than-temporary impairment in value. The single greatest unrealized loss position is approximately $2.1 million; the second greatest unrealized loss position is an unrealized loss of approximately $1.3 million. The unrealized losses shown in the table are primarily attributable to higher market yields relative to the book yields of the securities. Each fixed maturity security has paid all scheduled contractual payments and was assessed as to whether it would continue to do so. Asset-backed securities were modeled to determine if they would maintain assumed cash flows using six-month historical performance data from the collateral (loans) underlying the security, if available, or sector based assumptions if not. Management believes each of the equity securities in an unrealized loss position, given the characteristics of the underlying company, industry, and price volatility of the security will be valued at or above book value in the near term.
          The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which the non-credit portion of the other-than-temporary impairment is recorded in Other Comprehensive Income.

(In thousands)
Balance January 1, 2009	$—

Credit losses recognized related to impaired securities held at April 1, 2009 for which a portion of the impairment is recorded in Other Comprehensive Income (see Note 1 regarding impairments)	1,329

Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	610
OTTI has been previously recognized	129

Reductions due to:
Securities sold during the period (realized)	—
Securities which will be sold in coming periods	—
Securities for which it has become more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—

Balance December 31, 2009	$2,068

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
4. Investments (continued)
          Credit losses recognized in 2009 included residential mortgage-backed securities and corporate bonds. ProAssurance estimates the portion of loss attributable to credit using a discounted cash flow model that relies on actual collateral performance measures (default rate, voluntary prepayment rate, and loss severity), if available, or sector based assumptions if not. These assumptions are applied throughout the remaining term of the security, based upon the underlying transactions’ structure, including payment priorities and performance triggers.
          The recorded cost basis and estimated fair value of available-for-sale securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

			Due after	Due after
		Due in one	one year	five years
	Amortized	year or	through	through ten	Due after	Total Fair
	Cost	less	five years	years	ten years	Value
	(In thousands)
Fixed maturities, available for sale
U.S. Treasury and Agency obligations	$214,774	$33,824	$81,252	$5,258	$100,236	$220,570
State and municipal bonds	1,400,293	56,674	328,400	373,235	690,340	1,448,649
Corporate bonds	1,040,896	96,810	627,939	16,363	332,900	1,074,012
Residential mortgage-backed securities	545,687					556,863
Commercial mortgage-backed securities	93,941					92,567
Other asset-backed securities	48,761					50,334

	3,344,352					3,442,995
Common and preferred stocks	2,572					3,579

	$3,346,924					$3,446,574

          Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeded 10% of stockholders’ equity at December 31, 2009.
          At December 31, 2009, ProAssurance has available-for-sale securities with a fair value of $24.7 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $26.2 million that are pledged as collateral security for the 2019 Note Payable (see Note 10).
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
4. Investments (continued)
Other Investments
          ProAssurance has Other Investments comprised of the following:

	2009	2008
	(In millions)
Equity interests in private investment funds, at cost	$29.1	$29.1
Federal Home Loan Bank (FHLB) capital stock, at cost	5.2	5.1
Other, at cost	2.1	1.9
High yield asset-backed securities, at fair value (amortized cost of $19.4 and $20.5 at December 31, 2009 and 2008, respectively)	10.9	9.5

Other Investments	$47.3	$45.6

          FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
          The high yield asset-backed securities were originally directly owned by ProAssurance but have since been transferred to a private investment fund specializing in managing such securities. ProAssurance retains a direct beneficial interest in the securities. Management evaluated the securities for impairment as of December 31, 2009 and determined that the present value of expected future cash flows from each security equaled or exceeded the amortized cost basis of the security.
Net Investment Income
          Net investment income by investment category is as follows:

	2009	2008	2007
	(In thousands)
Fixed maturities	$150,122	$150,085	$149,494
Equities	1,036	1,231	377
Short-term investments	1,209	6,891	14,713
Other invested assets	2,802	2,801	9,228
Business owned life insurance	1,563	1,932	1,889

	156,732	162,940	175,701
Investment expenses	(5,787)	(4,556)	(4,393)

Net investment income	$150,945	$158,384	$171,308

          Net realized investment gains (losses) are comprised of the following:

	2009	2008	2007
	(In thousands)
Total other-than-temporary impairment losses:
Residential mortgage-backed securities (1)	$(3,393)	$(9,140)	$(2,286)
Corporate bonds(2)	(3,749)	(25,347)	(185)
Equities(3)	(494)	(10,564)	—
Other(4)	(536)	(1,969)	(1,108)
Other invested assets, asset-backed securities	—	—	(4,174)
Portion recognized in Other Comprehensive Income(5):
Residential mortgage-backed securities	199	—	—
Gross realized gains, available-for-sale and short-term securities	17,217	8,038	2,944
Gross realized (losses), available-for-sale and short-term securities	(5,151)	(6,505)	(1,143)
Net realized gains (losses), trading securities	(956)	(890)	(284)
Change in unrealized holding gains (losses), trading securities	10,291	(4,536)	297
Fair value adjustments, net	(636)	—	—

Net realized investment gains (losses)	$12,792	$(50,913)	(5,939)

(1)	Includes unrealized impairment losses of approximately $61,000 that were recognized in earnings in the first quarter of 2009 but reclassified from retained earnings to other comprehensive income on April 1, 2009

(2)	2008 includes $19.5 million related to Lehman

(3)	2008 includes $9.5 million related to Fannie Mae and Freddie Mac preferred stock

(4)	2008 includes $1.0 million related to the Reserve Primary Fund

(5)	In accordance with GAAP all OTTI losses prior to April 1, 2009 were recognized in earnings

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
4. Investments (continued)
          Net gains (losses) related to fixed maturities included in the above table are $4.5 million, ($32.0) million and ($483,000) during 2009, 2008, and 2007, respectively.
          Other information regarding sales and purchases of available-for-sale securities:

	(In millions)
	2009	2008	2007

Proceeds from sales (exclusive of maturities and paydowns):
Adjustable rate, short duration fixed maturity securities	$7.0	$148.1	$691.5
Other available-for-sale securities	$485.6	$400.3	$360.6

Total	$492.6	$548.4	$1,052.1

Purchases of:
Adjustable rate, short duration fixed maturity securities	$—	$106.7	$576.7
Other available-for-sale securities	930.9	633.9	831.4

Total	$930.9	$740.6	$1,408.1

5. Reinsurance
          ProAssurance has various excess of loss, quota share, and cession reinsurance agreements. Historically, the professional liability per claim retention level has varied between 90% and 100% of the first $1 million and between 0% and 5% of claims exceeding those levels depending on the coverage year and the state in which business was written. ProAssurance also insures some large professional liability risks that are above the limits of its basic reinsurance treaties. These risks are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.
          The effect of reinsurance on premiums written and earned is as follows (in thousands):

	2009 Premiums		2008 Premiums		2007 Premiums
	Written	Earned	Written	Earned	Written	Earned

Direct	$553,777	$539,922	$471,510	$503,607	$549,034	$585,267
Assumed	145	90	(28)	(28)	40	43
Ceded	(39,879)	(42,469)	(42,475)	(44,301)	(42,677)	(51,797)

Net premiums	$514,043	$497,543	$429,007	$459,278	$506,397	$533,513

          Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
          At December 31, 2009, all reinsurance recoverables are considered collectible. Reinsurance recoverables totaling approximately $24.8 million are collateralized by letters of credit or funds withheld. At December 31, 2009 no amounts due from individual reinsurers exceed 5% of stockholders’ equity.
          There were no significant reinsurance commutations in 2009.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
6. Income Taxes
          Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities are as follows:

	2009	2008
	(In thousands)
Deferred tax assets
Unpaid loss discount	$71,562	$76,351
Unearned premium adjustment	19,971	14,528
CHW and other contingencies (see Note 9)	—	7,868
Loss and credit carryovers	360	1,276
Basis differences-investments	7,311	18,217
Compensation related	12,512	7,725
Unrealized losses on investments, net	—	20,555
Other	3,166	2,859

Total deferred tax assets	114,882	149,379

Deferred tax liabilities
Deferred acquisition costs	8,922	6,827
Unrealized gains on investments, net	34,282	—
Other	2,872	4,518

Total deferred tax liabilities	46,076	11,345

Net deferred tax assets	$68,806	$138,034

          A valuation allowance of $920,000 was established in 2009 related to deferred tax assets acquired in the PICA transaction. No other valuation allowances related to deferred tax assets have been established.
          At December 31, 2009 ProAssurance has available net operating loss (NOL) carryforwards of $284,000 and Alternative Minimum Tax (AMT) credit carryforwards of $231,000. The NOL carryforwards will expire in 2019; the AMT credit carryforwards have no expiration date. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states, and generally remains open to income tax examinations by tax authorities for filings for years beginning with 2006.
          A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2009 is, as follows:

	2009	2008
	(In thousands)
Balance at January 1	$3,755	$—
Additions for tax positions taken during the current year	3,056	3,755
Interest	345	—

Balance at December 31	$7,156	$3,755

          The unrecognized tax benefits at December 31, 2009, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. The unrecognized tax benefits relate primarily to market values of certain securities and therefore it is reasonably possible the amount could change significantly during the next twelve months. Due to the nature of the uncertainty the range of such a change cannot be estimated.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
6. Income Taxes (continued)
          A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

	2009	2008	2007
	(In thousands)
Computed “expected” tax expense	$111,567	$86,935	$82,719
Tax-exempt income	(16,548)	(17,270)	(15,827)
Other	1,717	996	1,261

Total	$96,736	$70,661	$68,153

          No significant interest or penalties were accrued or paid during the year ended December 31, 2009 nor was there any significant liability for such amounts at December 31, 2009.
7. Deferred Policy Acquisition Costs
          Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
          Amortization of deferred policy acquisition costs are $49.7 million, $47.3 million, and $52.3 million for years ended December 31, 2009, 2008, and 2007, respectively.
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
          ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages external actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an external actuary’s certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
8. Reserve for Losses and Loss Adjustment Expenses (continued)
          Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

	2009	2008	2007
	(In thousands)
Balance, beginning of year	$2,379,468	$2,559,707	$2,607,148
Less reinsurance recoverables	268,356	327,111	370,763

Net balance, beginning of year	2,111,112	2,232,596	2,236,385

Net reserves acquired from acquisitions	163,946	—	—

Net losses:
Current year	438,368	396,750	455,982
Favorable development of reserves established in prior years	(207,300)	(185,251)	(104,985)

Total	231,068	211,499	350,997

Paid related to:
Current year	(67,900)	(20,635)	(23,492)
Prior years	(278,655)	(312,348)	(331,294)

Total paid	(346,555)	(332,983)	(354,786)

Net balance, end of year	2,159,571	2,111,112	2,232,596
Plus reinsurance recoverables	262,659	268,356	327,111

Balance, end of year	$2,422,230	$2,379,468	$2,559,707

          As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2009 reflects reductions in the Company’s estimates of claim severity principally for the 2003 through 2007 accident years. The favorable development recognized in 2008 was primarily due to reductions in estimates of claims severity for the 2004, 2005 and 2006 accident years. The favorable development recognized in 2007 was primarily due to reductions in estimates of claims severity for the 2003, 2004 and 2005 accident years. Actuarial evaluations of both internal and industry actual claims data in 2009, 2008 and 2007 all indicated that claims severity (i.e., the average size of a claim) is increasing more slowly than was anticipated when the reserves for 2002 through 2006 were initially established.
9. Commitments and Contingencies
          As a result of the acquisition in 2005 of ProAssurance National Capital Insurance Company (PRA National), formerly known as NCRIC, Inc., ProAssurance assumed the risk of loss for a judgment (the Judgment) entered against PRA National on February 20, 2004 by a District of Columbia Superior Court in favor of Columbia Hospital for Women Medical Center, Inc. (CHW). The Judgment was appealed to the District of Columbia Court of Appeals, which affirmed the Judgment in October 2008 and denied PRA National’s petition for rehearing in January 2009. ProAssurance included a liability of $19.5 million related to the Judgment and post trial interest as a component of the fair value of assets acquired and liabilities assumed in the purchase price allocation in 2005, and accrued post trial interest thereafter. In April 2009, PRA National paid approximately $20.8 million to CHW which represents a full settlement of the Judgment, except with regard to a pending settlement setoff of less than $250,000.
          ProAssurance is involved in various other legal actions arising primarily from claims against ProAssurance related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. Such legal actions have been considered by ProAssurance in establishing its loss and loss adjustment expense reserves. The outcome of such legal actions is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may be denied, in whole or in part; any appeals that may be

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
9. Commitments and Contingencies
undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available to its insureds, and ProAssurance may become a party to bad faith litigation over the amount of the judgment above an insured’s policy limits. ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, the ultimate cost of resolving these legal actions may differ from the reserves established; the resulting difference could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.
          ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009.

Operating Leases
(In thousands)
2010	$2,862
2011	1,707
2012	1,014
2013	888
Thereafter	2,737

Total minimum lease payments	$9,208

          ProAssurance incurred rent expense of $3.5 million, $2.8 million and $2.9 million in the years ended December 31, 2009, 2008 and 2007, respectively.
10. Long-term Debt
          ProAssurance’s outstanding long-term debt consists of the following as of December 31, 2009 and December 31, 2008.

	2009	2008
	(In thousands)
Trust Preferred Securities/ Trust Preferred Subordinated Debentures due 2034, unsecured, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at December 31, 2009). Estimated fair value at December 31, 2009 is $23.0 million*.	$22,992	$22,992

Surplus Notes due May 2034, unsecured, principal of $12 million, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at December 31, 2009). Estimated fair value at December 31, 2009 is $12.0 million*.	12,000	11,938

Note Payable due February 2019, carried at fair value, principal of $17.7 million. Bearing a variable rate of LIBOR plus 0.7%, see information below regarding the associated interest rate swap, secured by available-for-sale securities having a fair value at December 31, 2009 of approximately $26.2 million.	14,740	—

Surplus Note due February 2012, unsecured, principal of $517,000, at December 31, 2009, bearing interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at December 31, 2009). Estimated fair value at December 31, 2009 is $513,000*.	471	—

	$50,203	$34,930

*	Fair values given are based on the present value of expected underlying cash flows of the debt, discounted at rates available at December 31, 2009 for similar debt issued by entities with a similar credit standing to ProAssurance or, if issued by an insurance subsidiary, the subsidiary issuing the debt.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
10. Long-term Debt (continued)
Trust Preferred Securities/Trust Preferred Subordinated Debentures due 2034 (TPS/TPS Debentures)
          In 2004, ProAssurance formed two business trusts, (the Trusts) for the sole purpose of issuing, in private placement transactions, $45.0 million of trust preferred securities and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase $46.4 million of variable rate subordinated debentures issued by ProAssurance. In December 2008, ProAssurance reacquired all of the outstanding TPS of one of the trusts (Trust-1) and a portion of the outstanding TPS of the other trust (Trust-2), having a combined face value of $23 million, for approximately $18.4 million and recognized a gain on the extinguishment of the debt of $4.6 million. Trust-1 was liquidated in 2009.
          ProAssurance owns all voting securities of Trust-2 and the TPS Debentures are the sole assets of Trust-2. Trust-2 meets the obligations of its TPS with the interest and principal paid on the TPS Debentures. ProAssurance is not the primary beneficiary of Trust-2 and, in accordance with GAAP guidance for the consolidation of variable interest entities, does not consolidate Trust-2. ProAssurance consolidated Trust-1 prior to its liquidation.
          The TPS Debentures and the TPS are uncollateralized, do not require maintenance of minimum financial covenants, and carry nearly identical terms. Maturity is in 2034, but early redemption has been allowed since May 2009. Interest is payable quarterly at LIBOR plus 3.85%, set and paid quarterly. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or at any time the debentures are in default.
Surplus Notes Due 2034 (the Surplus Notes)
          The Surplus Notes are the unsecured obligations of ProAssurance Wisconsin Insurance Company (PRA Wisconsin), subordinated and junior in the right of payment to the prior payment in full of all senior claims and senior indebtedness of PRA Wisconsin. The Surplus Notes are not guaranteed by ProAssurance or any of its subsidiaries, and are effectively subordinated to the indebtedness and other liabilities of ProAssurance and its other subsidiaries, including insurance policy-related liabilities. The Surplus Notes became redeemable, for cash, in whole or in part, beginning in May 2009.
          The Surplus Notes bear interest at LIBOR plus 3.85%; prior to May 2009 the rate on the notes was fixed at 7.7%. Each payment of interest and principal, including redemption, may be made only with the prior approval of the Office of the Commissioner of Insurance of the State of Wisconsin and only to the extent PRA Wisconsin has sufficient surplus to make such payment.
          The Surplus Notes were acquired at a discount of $420,000 which was accreted (through interest expense) from the date the debt was assumed until May 2009, the first redemption date.
Note Payable due February 2019 and related Interest Rate Swap
          The Note Payable due February 2019 (the 2019 Note Payable) was assumed in ProAssurance’s acquisition of PICA and is a secured obligation of PICA. Principal and interest payable are paid monthly with the principal amortizing over the life of the loan. The entire remaining principal shall be due and payable on February 1, 2019. PICA is required to maintain collateral security for the loan in an amount at least equal to the outstanding principal balance. The 2019 Note Payable is not guaranteed by ProAssurance or any of its subsidiaries other than PICA. In accordance with GAAP guidance regarding the valuation of liabilities assumed in a business combination, the 2019 Note Payable was recorded at its fair value on the PICA acquisition date, April 1, 2009. Additionally, ProAssurance elected to account for the 2019 Note Payable at fair value on a recurring basis and, accordingly, no accretion of the fair value purchase adjustment is being recorded.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
10. Long-term Debt (continued)
          Future maturities of the 2019 Note Payable as of December 31, 2009 are as follows:

2010	2011	2012	2013	2014	Thereafter

$303,100	$324,600	$344,000	$370,900	$397,400	$15,999,300
PICA is subject to certain debt covenants related to the 2019 Note Payable. The covenants are of the nature routinely associated with loans of this type and include the following:
—	a requirement that PICA maintain a debt service coverage ratio of 1:1, measured annually. The ratio is computed as net income (as defined by GAAP) plus depreciation, interest, amortization and income taxes divided by aggregate principal and interest payments on all of PICA’s debt.
—	a requirement that PICA maintain a A.M. Best insurance rating of B++ “Good” or better.
—	a restriction on the sale, lease or transfer of a substantial, material portion of PICA’s assets without the approval of the bank
          PICA is currently in compliance with all covenants.
          PICA is party to an interest rate swap agreement (the swap) with the 2019 Note Payable issuing bank, the purpose of which is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The swap fixes the interest rate related to the Note Payable at 6.6%. The swap will terminate February 1, 2019. The notional amount of the swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The fair value of the interest rate swap at December 31, 2009 is $2.9 million and is classified within Other Liabilities.
Surplus Note due February 2012
          In connection with the acquisition of Georgia Lawyers, ProAssurance issued a surplus note (the 2012 Surplus Note) due February 2012. The 2012 Surplus Note is the unsecured obligation of ProAssurance Casualty Company (PRA Casualty). The 2012 Surplus Note may be repaid, plus any accrued and unpaid interest, at any time without penalty or fee. The 2012 Surplus Note has been recorded at fair value on the acquisition date as required by GAAP. The resulting discount to the 2012 Surplus Note is being accreted over the remaining life of the debt using the effective interest method.
Debt Extinguished
          As a part of the PICA acquisition, ProAssurance assumed liability for PICA’s Surplus Notes due May 2033 (the 2033 Surplus Notes) which had an outstanding principal balance of $7.0 million. ProAssurance redeemed the 2033 Surplus Notes at par, for cash, on August 24, 2009. Because the 2033 Surplus Notes were valued at fair value on the date of acquisition, but were redeemed at par, a pre-tax loss of approximately $2.8 million ($1.8 million, net of tax) was incurred in the third quarter of 2009 related to the redemption.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
10. Long-term Debt (continued)
Credit Facility
          ProAssurance’s PICA subsidiary has a revolving credit facility with a bank in the amount of $3.0 million. The expiration date of the line of credit is August 1, 2010 and the line bears an interest rate of LIBOR plus 1.25%. Outstanding balances under the facility must be collateralized by securities of an equal or greater value. There was no outstanding balance as of December 31, 2009.
Debt Guarantees
          ProAssurance has guaranteed that amounts paid to Trust-2 pursuant to its TPS Debentures will be remitted to the holders of the TPS. These guarantees, when taken together with the obligations of ProAssurance under the TPS Debentures, (including obligations to pay related trust costs, fees, expenses, debt and other obligations for Trust-2 other than with respect to the common and trust preferred securities of the Trust-2), the Indentures pursuant to which those debentures were issued, and the related trust agreements provide a full and unconditional guarantee of amounts due on the TPS.
11. Stockholders’ Equity
          At December 31, 2009 ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine the provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 2009, the Board of Directors has not approved the issuance of preferred stock.
          At December 31, 2009 approximately 1.8 million of ProAssurance’s authorized common shares are reserved by the Board of Directors of ProAssurance for award or issuance under incentive compensation plans as described in Note 12. Additionally, approximately 1.2 million common shares are reserved for the exercise of outstanding options and unvested performance shares.
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
          Reclassification adjustments related to available-for-sale securities for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands)
Net realized investment gains (losses) included in the calculation of net income	$3,704	$(44,485)	$(5,940)
Tax effect (at 35%)	(1,296)	15,570	2,079

Net realized investment gains (losses) reclassified from other comprehensive income	$2,408	$(28,915)	$(3,861)

          As of April 1, 2009 in conjunction with adoption of new GAAP guidance regarding impairment of debt securities, ProAssurance reclassified previously recognized non-credit impairment losses, net of tax, from retained earnings to accumulated comprehensive income (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income). As of January 1, 2007, ProAssurance increased retained earnings by $2.7 million for the cumulative effect of adopting the new GAAP guidance regarding uncertain tax treatments (See Note 1 for the full discussions regarding new GAAP guidance adopted by ProAssurance).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
11. Stockholders’ Equity (continued)
          The Board of Directors of ProAssurance authorized $150 million in April 2007, an additional $100 million in August 2008 and an additional $100 million in September 2009, for the repurchase of common shares or the retirement of outstanding debt. As of December 31, 2009, the repurchase authorization remaining available for use is approximately $115.4 million. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
          ProAssurance used approximately $7.0 million, $18.4 million and $15.5 million of the authorization to redeem debt during the years ended December 31, 2009, 2008 and 2007, respectively (see Note 10). ProAssurance repurchased approximately 1.1 million, 1.8 million and 1.0 million common shares, having a total cost of $52.0 million, $87.6 million and $54.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. ProAssurance reissued 100,533 treasury shares, having a cost basis of approximately $5.0 million, during the first quarter of 2009 as part of the consideration for acquisitions in the quarter.
          As discussed in Note 10, on July 2, 2008 approximately 2.12 million treasury shares and 450,000 newly issued common shares were used to complete the conversion of ProAssurance’s Convertible Debentures. The conversion of the debt increased Stockholders’ Equity by $112.5 million, consisting of the carrying amount of the Convertible Debentures (principal of $107.6 million, less the unamortized portion of related loan discounts and costs of $1.8 million) and a $6.7 million tax benefit from the reversal of interest-related deferred tax liabilities.
12. Stock Options and Share-Based Payments
          ProAssurance recognized share-based compensation cost of $6.2 million, $7.8 million and $8.3 million and a related tax benefit of $2.2 million, $2.6 million and $2.8 million during the years ended December 31, 2009, 2008, and 2007, respectively. Share-based compensation costs are primarily classified as underwriting, acquisition and insurance expenses.
          ProAssurance provided performance-based stock compensation to employees during 2009 under the ProAssurance Corporation 2008 Equity Incentive Plan, which was adopted in May 2008 and will be used for all future awards. ProAssurance primarily provided performance-based stock compensation to employees during 2008 and 2007 under the ProAssurance Corporation 2004 Equity Incentive Plan. Prior to 2005, awards were made under the ProAssurance Corporation Incentive Compensation Stock Plan. The Compensation Committee of the Board of Directors is responsible for the administration of all three plans.
          ProAssurance has provided share based compensation to employees through a combination of restricted stock units, performance share units and stock option awards, as follows (in millions):

	Share-Based
	Compensation			Unrecognized
	Expense by Award			Compensation
	Type			Cost by Award
	Year Ended December			Type at
	31			December 31
	2009	2008	2007	2009
Restricted stock units	$0.6	$—	$—	$0.8
Performance shares	4.4	4.7	2.4	4.6
Stock options	1.2	3.1	5.9	0.6

	$6.2	$7.8	$8.3	$6.0

          All awards are charged to expense as an increase to equity over relevant service period of the award, which is generally three years for restricted stock units and performance shares and 54 months for stock option awards.
Stock Options
          The following table provides information regarding ProAssurance option activity:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,013,658	$42.49	973,155	$40.55	982,303	$32.81
Granted	—	—	132,500	54.28	268,173	53.72
Exercised	(34,131)	32.23	(68,470)	34.33	(273,943)	25.81
Forfeited or expired	(18,777)	53.48	(23,527)	52.76	(3,378)	29.79

Outstanding at end of year	960,750	42.66	1,013,658	42.48	973,155	40.55

Exercisable at end of year	803,750	40.66	725,458	39.32	604,977	37.02

Outstanding at end of year, vested or expected to vest	957,060	42.62	999,044	42.36	959,049	40.46

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
12. Stock Options and Share-Based Payments (continued)
          ProAssurance’s options generally vest in five equal installments, the first installment occurring six months after the grant date and the other installments occurring annually thereafter. All options are granted with an exercise price equal to the market price of ProAssurance’s common shares on the date of grant, and an original term of ten years. ProAssurance issues new shares for options exercised.
          At December 31, 2009, unrecognized compensation cost related to non-vested options granted under ProAssurance’s stock compensation plans approximated $618,000. That cost is expected to be recognized over a weighted average period of 2.1 years.
          The fair value of options vested during the years ended December 31, 2009, 2008 and 2007 is $2.2 million, $11.8 million and $17.0 million, respectively. The aggregate intrinsic value of options exercised during 2009, 2008 and 2007 is $695,000, $1.4 million and $8.0 million, respectively.
          Additional information regarding ProAssurance options as of December 31, 2009:

	Aggregate Intrinsic	Weighted Average
	Value	Remaining Contractual Term
	(In millions)	(In years)
Options outstanding	$10.9	5.7
Options outstanding, vested or expected to vest	$10.9	5.7
Options exercisable	$10.8	5.3
          There were no cash proceeds from options exercised during the year ended December 31, 2009 or 2008. Cash proceeds from options exercised during the year ended December 31, 2007 totaled $128,000.
          No stock options were granted during 2009. The weighted average fair values of options granted during 2008 and 2007 and the assumptions (on a weighted-average basis) used to estimate those fair values as of the date of grant using the Black-Scholes option pricing model are shown in the following table.

	2008	2007
Weighted average fair value	$16.49	$16.41

Assumptions:
Risk-free interest rate	3.1%	4.6%
Expected volatility	0.23	0.22
Dividend yield	0.0%	0.0%
Expected average term (in years)	6	5
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
Restricted Stock Units
On February 26, 2009, ProAssurance granted approximately 29,000 shares of restricted stock units to certain employees under the ProAssurance 2008 Equity Incentive Plan. The awards 100% vest on February 26, 2012 based on a service requirement. The fair value of each restricted share was estimated at $47.70, equal to the market value of a ProAssurance common share on the date of grant. The unrecognized compensation cost at December 31, 2009 related to Restricted Stock is approximately

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
12. Stock Options and Share-Based Payments (continued)
$780,000 and is expected to be recognized over a weighted average period of 2.2 years. No restricted stock was forfeited during 2009.
Performance Shares
          The following table provides information regarding ProAssurance’s Performance Shares:

	Performance Shares
	2009	2008	2007

100% vesting date	12/31/2011	12/31/2010	12/31/2009
Shares awarded (target)	71,135	73,000	58,000
Grant date fair value	$47.70	$54.28	$51.48
          At December 31, 2009, based on current achievement of the Performance Measures, it is estimated that approximately 265,000 Performance Shares, having an estimated grant date fair value of approximately $13.6 million, will ultimately vest. At December 31, 2009 the unrecognized compensation cost related to Performance Shares is estimated as $4.6 million and is expected to be recognized over a weighted average period of 1.6 years. Performance Share forfeitures have not been significant.
          ProAssurance granted Performance Share awards to employees in 2009 under the ProAssurance 2008 Equity Incentive Plan, as well as in 2008 and 2007 under the ProAssurance 2004 Equity Incentive Plan. The awards were issued to two groups of employees: PRA executive officers and other managers. The Performance Shares vest at the end of a three year service period based upon requirements for continued service and achievement of specified performance goals. The number of Performance Shares that vest if performance criteria are met can vary (from 75% to 125% of the target award) depending upon the degree to which performance goals are attained. The fair value of each Performance Share was estimated as the market value of ProAssurance’s common shares on the respective date of grant.
          In February 2009, ProAssurance awarded participants approximately 44,000 shares for performance shares granted in 2006. The awards were issued at the maximum level (125% of the target) based on performance levels achieved. Cash was given in lieu of shares sufficient to satisfy required tax withholdings.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
13. Earnings Per Share
          The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	2009	2008	2007
	(In thousands, except per share data)
Basic earnings per share calculation:
Numerator:
Net income	$222,026	$177,725	$168,186

Denominator:
Weighted average number of common shares outstanding	32,848	32,750	32,960

Basic earnings per share	$6.76	$5.43	$5.10

Diluted earnings per share calculation:
Numerator:
Net income	$222,026	$177,725	$168,186
Effect of assumed conversion of contingently convertible debt instruments	—	1,484	2,967

Net income-diluted computation	$222,026	$179,209	$171,153

Denominator:
Weighted average number of common shares outstanding	32,848	32,750	32,960
Assumed exercise of dilutive stock options and issuance of performance shares	302	319	291
Assumed conversion of contingently convertible debt Instruments	—	1,293	2,572

Diluted weighted average equivalent shares	33,150	34,362	35,823

Diluted earnings per share	$6.70	$5.22	$4.78

In accordance with GAAP guidance regarding the computation of earnings per share, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method, produces an increased number of shares. The average number of ProAssurance’s outstanding options that were not considered to be dilutive approximated 423,000 during 2009, 389,000 during 2008, and 211,000 during 2007.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
14. Benefit Plans
          ProAssurance currently maintains a defined contribution savings and retirement plan that is intended to provide retirement income to eligible employees. ProAssurance also maintains a non-qualified deferred compensation plan which allows participating management employees to defer a portion of their current salary. PICA maintained similar plans which were assumed by ProAssurance on the date of acquisition. The PICA savings and retirement plan has since been merged into the ProAssurance savings and retirement plan, and the PICA non-qualified deferred compensation plan became inactive as of the acquisition date.
          ProAssurance’s contribution to the savings and retirement plans was $4.5 million ($484,000 attributable to PICA), $3.5 million and $3.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. ProAssurance’s contribution to the deferred compensation plan was approximately $340,000 for the year ended December 31, 2009, $288,000 for the year ended December 31, 2008, and $125,000 during year ended December 31, 2007. ProAssurance’s liability related to the deferred compensation plans consists primarily of employee salary deferrals and approximated $6.6 million at December 31, 2009 and $3.5 million at December 31, 2008. We acquired a deferred compensation liability of $3.0 million in the PICA acquisition.
15. Statutory Accounting and Dividend Restrictions
          ProAssurance’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon statutory accounting practices prescribed or permitted by regulatory authorities. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recorded under GAAP but not for statutory purposes.
          The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2009 statutory capital for each of ProAssurance’s insurance subsidiaries was sufficient to satisfy regulatory requirements. The table includes the statutory earnings of PICA in the year of acquisition and thereafter (see Note 3). The net earnings so included are the earnings for the statutory annual period. Consolidated net income, on a GAAP basis, includes the earnings of PICA only for the periods following acquisition (April 2009).

Net Earnings			Surplus
2009	2008	2007	2009	2008
In millions
$239	$191	$171	$1,265	$1,084
          ProAssurance’s insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $204 million during 2010 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
16. Variable Interest Entities
          ProAssurance holds passive interests in seven limited partnerships/limited liability companies that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance is not the primary beneficiary relative to these entities and is not required to consolidate the entities. The entities are all non-public investment funds formed for the purpose of achieving diversified equity and debt returns. ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity. The interests were acquired at various times since January 1, 2001.
          ProAssurance’s investment in four of the entities represents an ownership interest of less than 7%. These interests are accounted for on the cost basis because ProAssurance has essentially no influence over the entity. These investments are included in Other Investments and total $31.1 million at December 31, 2009 and $31.0 million at December 31, 2008.
          ProAssurance’s investment in three of the entities represents an ownership interest of between 10% and 30%. Because ProAssurance is deemed to have a greater than minor interest in these entities, they are accounted for using the equity method. ProAssurance’s investment in these three entities totals $48.5 million and $44.5 million at December 31, 2009 and 2008, respectively, and is included in Investment in Unconsolidated Subsidiaries.
          ProAssurance also holds a direct and beneficial interest in certain high yield asset-backed bonds contributed to an investment fund created for the purpose of managing such investments. The Company’s direct beneficial interest in the securities contributed to the fund qualifies as a silo. ProAssurance is considered the primary beneficiary of this silo, and therefore has consolidated its interest in these securities. The securities are included in Other Investments at fair value ($10.9 million and $9.5 million at December 31, 2009 and 2008, respectively). See Note 4.
          As discussed in Note 10, ProAssurance owns all voting securities in a trust (Trust-2) associated with its TPS/TPS Debentures, but is not the primary beneficiary of Trust-2. ProAssurance’s equity investment in Trust-2 totals $992,000 and is included in Other Assets.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009
17. Quarterly Results of Operations (unaudited)
          The following is a summary of unaudited quarterly results of operations for 2009 and 2008:

	2009
	1st	2nd	3rd	4th
	(In thousands, except per share data)
Net premiums earned	$103,891	$127,744	$131,956	$133,952
Net losses and loss adjustment expenses:
Current year	87,617	104,025	112,066	134,659
Prior year	(18,500)	(37,000)	(42,500)	(109,300)
Net income	28,366	53,881	55,201	84,577
Basic earnings per share	0.85	1.64	1.69	2.61
Diluted earnings per share	0.84	1.62	1.67	2.58

	2008
	1st	2nd	3rd	4th
	(In thousands, except per share data)
Net premiums earned	$120,577	$115,768	$113,449	$109,484
Net losses and loss adjustment expenses:
Current year	101,682	96,921	95,273	102,873
Prior year	(20,000)	(31,250)	(30,050)	(103,951)
Net income	35,868	43,318	22,247	76,292
Basic earnings per share	1.11	1.36	0.66	2.28
Diluted earnings per share	1.04	1.27	0.66	2.26
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
December 31, 2009

			Amount
			Which is
	Recorded		Presented
	Cost	Fair	in the
Type of Investment	Basis	Value	Balance Sheet
	(In thousands)
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$214,774	$220,570	$220,570
States, municipalities and political subdivisions	1,189,824	1,230,980	1,230,980
Public utilities	289,412	299,447	299,447
All other corporate bonds	1,010,414	1,042,268	1,042,268
Certificates of deposit	300	300	300
Mortgage-backed securities	639,628	649,430	649,430

Total Fixed Maturities	3,344,352	3,442,995	3,442,995

Equity Securities, available-for-sale
Common Stocks:
Public utilities	107	120	120
Banks, trusts and insurance companies	371	488	488
Industrial, miscellaneous and all other	2,094	2,971	2,971

Total Equity Securities, available-for-sale	2,572	3,579	3,579

Equity Securities, trading
Common Stocks:
Public utilities	1,614	1,897	1,897
Banks, trusts and insurance companies	8,087	8,831	8,831
Industrial, miscellaneous and all other	27,340	33,098	33,098

Total Equity Securities, trading	37,041	43,826	43,826

Other long-term investments(1)	169,248	158,728	160,763
Short-term investments	187,059	187,059	187,059

Total Investments	$3,740,272	$3,836,187	$3,838,222

(1)	Other investments include investments reported at cost and investments reported at fair value. Thus, the balance sheet amount is less than the “cost” column but greater than the “fair value” column.

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Years Ended December 31, 2009, 2008 and 2007
ProAssurance Corporation – Registrant Only
Condensed Balance Sheets

	December 31
	2009	2008
	(In thousands)
Assets
Investment in subsidiaries, at equity	$1,558,390	$1,265,452
Fixed maturities available for sale, at fair value	82,501	12,101
Equity securities available for sale, at fair value	—	412
Equity securities, trading, at fair value	11,751	5,629
Short-term investments	34,269	131,647
Investment in unconsolidated subsidiaries	17,372	17,159
Cash and cash equivalents	11,780	3
Due from subsidiaries	19,979	33,613
Other assets	13,784	17,475

Total Assets	$1,749,826	$1,483,491

Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$22,239	$36,914
Long-term debt	22,992	22,992

Total Liabilities	45,231	59,906

Stockholders’ Equity:
Common stock	342	341
Other stockholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,704,253	1,423,244

Total Stockholders’ Equity	1,704,595	1,423,585

Total Liabilities and Stockholders’ Equity	$1,749,826	$1,483,491

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Years Ended December 31, 2009, 2008 and 2007
ProAssurance Corporation – Registrant Only
Condensed Statements of Income

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Revenues:
Investment income including net realized investment gains (losses) of $1,487, ($3,379) and ($405), respectively	$6,047	$(34)	$8,281
Gain on extinguishment of debt	—	4,571	—
Other income (loss)	389	(2,734)	131

	6,436	1,803	8,412

Expenses:
Interest expense	2,235	5,815	9,204
Other expenses	8,801	5,157	4,269

	11,036	10,972	13,473

Income (loss) before income tax expense (benefit) and equity in net income of subsidiaries	(4,600)	(9,169)	(5,061)
Income tax expense (benefit)	(840)	(3,325)	(2,911)

Income (loss) before equity in net income of subsidiaries	(3,760)	(5,844)	(2,150)
Equity in net income of subsidiaries	225,786	183,569	170,336

Net income	$222,026	$177,725	$168,186

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Years Ended December 31, 2009, 2008 and 2007
ProAssurance Corporation – Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Cash provided (used) by operating activities	$(5,755)	$11,915	$(15,698)

Investing activities
Purchases of:
Fixed maturities, available for sale	(1,299)	(28,881)	(270,449)
Equity securities, available for sale	—	(354)	(291)
Equity securities trading	(13,657)	(3,338)	(5,477)
Cash investment in unconsolidated subsidiaries	—	(20,000)	—
Proceeds from sale or maturities of:
Fixed maturities, available for sale	34,822	78,961	411,996
Equity securities, available for sale	410	—	—
Equity securities trading	9,122	1,026	—
Net decrease (increase) in short-term investments	126,011	(64,717)	(45,228)
Dividends from subsidiaries	65,712	104,800	7,000
Contribution of capital to subsidiaries	(35,000)	(450)	(41,202)
Cash paid for acquisitions, net of cash received	(128,582)	—	—
Other	(745)	(3,608)	3,731

	56,794	63,439	60,080

Financing activities
Repurchase of treasury stock	(32,866)	(87,561)	(54,201)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	6,770	8,023	11,175
Book overdraft	—	315	—
Principle repayment of debt	(13,403)	—	—
Other	237	192	1,958

	(39,262)	(79,031)	(41,068)

Increase (decrease) in cash and cash equivalents	11,777	(3,677)	3,314
Cash and cash equivalents, beginning of period	3	3,680	366

Cash and cash equivalents, end of period	$11,780	$3	$3,680

Significant non-cash transactions:
Extinguishment of debt as a result of Trust Preferred Securities reacquired by wholly owned subsidiaries-See Note 3	$—	$23,403	$—

Equity increase due to conversion of debt-see Notes 10 and 11 of the ProAssurance Consolidated Financial Statements	$—	$112,478	$—

Securities transferred at fair value as dividends from subsidiaries	$155,818	$—	$—

Common shares issued in acquisition	$5,161	$—	$—

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Years Ended December 31, 2009, 2008 and 2007
Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
          The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Parent) consolidated financial statements. At December 31, 2009 and 2008, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
2. Acquisitions/Dispositions
          On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits. The acquisition is described in Note 3 to the Consolidated Financial Statements.
3. Long-term Debt
          Outstanding long-term debt, as of December 31, 2009 and December 31, 2008, consisted of the following:

	2009	2008
	(In thousands)
Trust Preferred Securities/Trust Preferred Subordinated Debentures due 2034, unsecured, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at December 31, 2009) (see below).	$22,992	$22,992
          In 2008, wholly owned subsidiaries of ProAssurance reacquired outstanding Trust Preferred Securities having a face value of $23 million, which effectively extinguished the related Trust Preferred Debentures issued by PRA Parent. Trust Preferred amounts shown in the above table are shown net of the reacquired Trust Preferred Securities held by PRA Parent’s subsidiaries. A gain of $4.6 million was recognized on the extinguishment of the debt.
          In 2009, PRA Parent retired $13.4 million of the Trust Preferred Securities held by its subsidiaries.
          See Note 10 of the Notes to the Consolidated Financial Statements included herein for a detailed description of the terms of the long-term debt.
4. Related Party Transactions
          PRA Parent received dividends from its subsidiaries of $221.5 million, $104.8 million and $7.0 million during the years ended December 31, 2009, 2008 and 2007. PRA Parent contributed capital to its subsidiaries of $35.0 million, $450,000 and $41.2 million during the years ended December 31, 2009, 2008 and 2007.
5. Income Taxes
          Under terms of PRA Parent’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Deferred policy acquisition costs	$25,493	$19,505	$22,120
Reserve for losses and loss adjustment expenses	2,422,230	2,379,468	2,559,707
Unearned premiums	244,212	185,756	218,028
Net premiums earned	497,543	459,278	533,513
Net investment income	150,945	158,384	171,308
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	438,368	396,750	455,982
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(207,300)	(185,251)	(104,985)
Paid losses and loss adjustment expenses, net of reinsurance	(346,555)	(332,983)	(354,786)
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	49,694	47,339	52,358
Other underwriting, acquisition and insurance expenses	66,843	53,046	54,423
Net premiums written	514,043	429,007	506,397
Note: all amounts above are derived entirely from consolidated property and casualty entities.

ProAssurance Corporation and Subsidiaries
Schedule IV – Reinsurance
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Property and Liability(1)
Premiums earned	$539,922	$503,607	$585,267
Premiums ceded	(42,469)	(44,301)	(51,797)
Premiums assumed	90	(28)	43

Net premiums earned	$497,543	$459,278	$533,513

Percentage of amount assumed to net	0.02%	(0.01%)	0.01%

(1)	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit
Number	Description

2	Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule.

2.1	Agreement and Plan of Merger among ProAssurance, NCRIC Group, Inc. and NCP Merger Corporation, dated February 28, 2005, as amended (1)

2.2	Stock Purchase Agreement dated November 7, 2005, among Motors Insurance Corporation, MEEMIC Insurance Company, MEEMIC Insurance Services Corporation, MEEMIC Holdings, Inc. and ProAssurance Corporation (2)

2.3	Agreement and Plan of Merger, dated as of December 8, 2005, between ProAssurance and PIC Wisconsin, as amended February 14, 2006 (3)

2.4	Plan of Conversion of PICA as filed with the Illinois Director of Insurance on November 13, 2008 (4).

2.5	Stock Purchase Agreement executed by ProAssurance Corporation and PICA dated October 28, 2008 (4).

3.1(a)	Certificate of Incorporation of ProAssurance (5)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (6)

3.2	Second Restatement of the Bylaws of ProAssurance (7)

4	ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness.

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (8) *

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (6) *

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (9) *

10.3(a)	ProAssurance Corporation 2004 Equity Incentive Plan (10) *

10.3(b)	First amendment to 2004 Equity Incentive Plan (11) *

10.4	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (12): *

Edward L. Rand, Jr.
Howard H. Friedman
Jeffrey P. Lisenby
Darryl K. Thomas
Frank B. O’Neil

10.5	Release and Severance Compensation Agreement effective as of January 1, 2008, between ProAssurance and Victor T. Adamo (12) *

10.6(a)	Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007 (13) *

10.6(b)	Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008 (12) *

10.7	Consulting Agreement between ProAssurance and William J. Listwan (14) *

10.8	Employment Agreement between ProAssurance and Jerry D. Brant dated as of April 2, 2009 *

10.9	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance (15)*

Victor T. Adamo
Lucian F. Bloodworth
Jerry D. Brant
Robert E. Flowers
Howard H. Friedman
Jeffrey P. Lisenby
William J. Listwan
John J. McMahon
Drayton Nabers
Frank B. O’Neil
Ann F. Putallaz
Edward L. Rand, Jr.
W. Stancil Starnes
Darryl K. Thomas
William H. Woodhams
Wilfred W. Yeargan, Jr.

10.10	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (8) *

10.11	Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008 (12) *

10.12	Amendment and Restatement of Director Deferred Compensation Plan effective January 1, 2008 (12) *

10.13	ProAssurance Corporation 2008 Equity Incentive Plan (16) *

10.14	ProAssurance Corporation 2008 Annual Incentive Compensation Plan (17) *

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this report.
Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-124156) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(2)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 4, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(3)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-131874) and incorporated by reference pursuant to SEC Rule 12b-32.

(4)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(5)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC).

(6)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(7)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 21, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(8)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(9)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.

(10)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.

(11)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(12)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(13)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 13, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(14)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(15)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

(16)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated by reference pursuant to SEC Rule 12b-32.

(17)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.