Form 10-Q
period 2010-03-31
PROASSURANCE CORP
filed 2010-05-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010 or

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
     As of April 23, 2010, there were 32,504,203 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
          Any statements in this Form 10-Q that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, “anticipate”, “believe”, “estimate”, “expect”, “hope”, “hopeful”, “intend”, “may”, “optimistic”, “preliminary”, “potential”, “project”, “should”, “will” and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10-Q that are identified as giving our outlook on future business.
          Forward-looking statements relating to our business include among other things: statements concerning liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of new business, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
•	general economic conditions, either nationally or in our market areas, that are different than anticipated;

•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation or dissolution of state-sponsored malpractice insurance entities that could remove or add sizable groups of physicians from the private insurance market;

•	the impact of deflation or inflation;

•	changes in the interest rate environment;

•	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, may have on the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, or the Securities and Exchange Commission;

•	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

•	the effects of changes in the health care delivery system, including but not limited to the recently passed Patient Protection and Affordable Care Act;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

•	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

•	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

•	loss of independent agents;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain and recruit senior management;

•	our ability to purchase reinsurance and collect payments from our reinsurers;

•	increases in guaranty fund assessments;
•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	changes in competition among insurance providers and related pricing weaknesses in our markets; and

•	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
          Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in “Item 1A, Risk Factors” in our Form 10-K and other documents we file with the Securities and Exchange Commission, such as our current reports on Form 8-K, and our regular reports on Forms 10-Q and 10-K.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31	December 31
(In thousands, except share data)	2010	2009

Assets
Investments
Fixed maturities, available for sale, at fair value	$3,530,644	$3,442,995
Equity securities, available for sale, at fair value	3,732	3,579
Equity securities, trading, at fair value	46,181	43,826
Short-term investments	152,045	187,059
Business owned life insurance	65,411	65,003
Investment in unconsolidated subsidiaries	51,488	48,502
Other investments	59,086	47,258

Total Investments	3,908,587	3,838,222

Cash and cash equivalents	48,848	40,642
Premiums receivable	115,453	116,403
Receivable from reinsurers on paid losses and loss adjustment expenses	10,530	16,778
Receivable from reinsurers on unpaid losses and loss adjustment expenses	260,846	262,659
Prepaid reinsurance premiums	13,507	11,836
Deferred policy acquisition costs	28,182	25,493
Deferred taxes	55,910	68,806
Real estate, net	44,246	44,496
Amortizable intangible assets	9,609	9,973
Goodwill	122,317	122,317
Other assets	88,365	89,789

Total Assets	$4,706,400	$4,647,414

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,423,312	$2,422,230
Unearned premiums	267,783	244,212
Reinsurance premiums payable	112,686	113,994

Total Policy Liabilities	2,803,781	2,780,436
Other liabilities	94,153	112,180
Long-term debt, $35,467 and $35,463, at amortized cost, respectively; $15,296 and $14,740 at fair value, respectively	50,763	50,203

Total Liabilities	2,948,697	2,942,819

Shareholders’ Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 34,316,292 and 34,223,346 shares issued, respectively	343	342
Additional paid-in capital	527,819	526,068
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $39,039 and $31,908 respectively	72,498	59,254
Retained earnings	1,234,540	1,196,428

	1,835,200	1,782,092
Treasury stock, at cost, 1,811,356 shares	(77,497)	(77,497)

Total Shareholders’ Equity	1,757,703	1,704,595

Total Liabilities and Shareholders’ Equity	$4,706,400	$4,647,414

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2009	$1,704,595	$59,254	$1,196,428	$448,913
Net income	38,112	—	38,112	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	13,244	13,244	—	—
Common shares issued as compensation; net effect of performance shares issued and stock options exercised	352	—	—	352
Share-based compensation	1,400	—	—	1,400

Balance at March 31, 2010	$1,757,703	$72,498	$1,234,540	$450,665

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
(In thousands)	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2008	$1,423,585	$(35,898)	$970,891	$488,592
Net income	28,366	—	28,366	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	22,093	22,093	—	—
Repurchase of treasury stock	(18,642)	—	—	(18,642)
Treasury shares issued in acquisition (see Note 3)	5,161	—	—	5,161
Common shares issued as compensation; net effect of performance shares issued and stock options exercised	188	—	—	188
Share-based compensation	1,313	—	—	1,313

Balance at March 31, 2009	$1,462,064	$(13,805)	$999,257	$476,612

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
(In thousands, except per share data)	March 31
	2010	2009

Revenues
Gross premiums written	$157,178	$154,544

Net premiums written	$145,222	$142,387

Premiums earned	$134,272	$115,553
Premiums ceded	(10,845)	(11,662)

Net premiums earned	123,427	103,891
Net investment income	37,628	34,569
Equity in earnings (loss) of unconsolidated subsidiaries	2,986	(1,428)
Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(6,305)	(4,958)
Less: portion of OTTI losses recognized in other comprehensive income (before taxes)	972	—

Net impairment losses recognized in earnings	(5,333)	(4,958)
Other net realized investment gains (losses)	2,929	(2,579)

Total net realized investment gains (losses)	(2,404)	(7,537)
Other income	2,321	1,474

Total revenues	163,958	130,969

Expenses
Losses and loss adjustment expenses	87,908	76,707
Reinsurance recoveries	(9,207)	(7,590)

Net losses and loss adjustment expenses	78,701	69,117
Underwriting, acquisition and insurance expenses	31,203	23,979
Interest expense	813	627

Total expenses	110,717	93,723

Income before income taxes	53,241	37,246

Provision for income taxes
Current expense (benefit)	8,819	6,082
Deferred expense (benefit)	6,310	2,798

	15,129	8,880

Net income	$38,112	$28,366

Earnings per share:
Basic	$1.17	$0.85

Diluted	$1.16	$0.84

Weighted average number of common shares outstanding:
Basic	32,447	33,367

Diluted	32,764	33,609

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(In thousands)	March 31
	2010	2009

Comprehensive income:
Net income	$38,112	$28,366
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	13,244	22,093

Comprehensive income	$51,356	$50,459

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 31
	2010	2009
Operating Activities
Net income	$38,112	$28,366
Depreciation and amortization	6,108	4,052
Net realized investment (gains) losses	2,404	7,537
Share-based compensation	1,400	1,314
Deferred income taxes	6,310	2,798
Changes in assets and liabilities, net of the effects of acquisitions:
Premiums receivable	950	(13,603)
Reserve for losses and loss adjustment expenses	1,082	(12,496)
Unearned premiums	23,572	38,959
Reinsurance related assets and liabilities	5,083	(2,284)
Other liabilities	(34,340)	(46,393)
Other	(2,905)	(218)

Net cash provided by operating activities	47,776	8,032

Investing Activities
Purchases of:
Fixed maturities available for sale	(238,380)	(182,191)
Equity securities available for sale	—	(38)
Equity securities trading	(3,933)	(1,478)
Other investments	(2,647)	(106)
Cash invested in unconsolidated subsidiaries	—	(2,135)
Proceeds from sale or maturities of:
Fixed maturities available for sale	165,080	137,831
Equity securities available for sale	—	333
Equity securities trading	3,322	144
Other investments	603	697
Net sales or maturities (purchases) of short-term investments excluding unsettled redemptions	35,252	81,872
Cash paid for acquisitions, net of cash received	—	(3,900)
Other	2,311	1,931

Net cash provided (used) by investing activities	(38,392)	32,960

Financing Activities
Repurchase of treasury stock	—	(18,642)
Book overdraft	—	(2,677)
Other	(1,178)	—

Net cash provided (used) by financing activities	(1,178)	(21,319)

Increase (decrease) in cash and cash equivalents	8,206	19,673
Cash and cash equivalents at beginning of period	40,642	3,459

Cash and cash equivalents at end of period	$48,848	$23,132

Significant Non-cash Transactions:
Common shares issued in acquisition	$—	$5,161

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2009 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2010, for recognition or disclosure in its financial statements and notes to financial statements.
Accounting Changes
Fair Value Measurements
     Effective for interim and annual reporting periods beginning after December 15, 2009 or December 15, 2010, as specified, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve the disclosures and increase transparency in financial reporting. ProAssurance adopted the revised guidance on January 1, 2010 except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual reporting periods beginning on or after December 15, 2010; adoption had no effect on our results of operations or financial position.
Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance
     Effective for interim and annual reporting periods beginning on or after December 15, 2009 for outstanding arrangements and effective otherwise for reporting periods beginning on or after June 15, 2009, the FASB issued guidance related to share-lending arrangements for an entity’s own shares executed in contemplation of a convertible debt offering or other financing. ProAssurance adopted the guidance on January 1, 2010; adoption had no effect on ProAssurance’s results of operations or financial position.
Consolidation of Variable Interest Entities
     Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ProAssurance adopted the revised

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
1. Basis of Presentation (continued)
guidance on January 1, 2010; adoption had no effect on ProAssurance’s results of operations or financial position.
Transfers and Servicing-Accounting for Transfers of Financial Assets
     Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance that requires additional disclosure regarding transfers of financial assets, including securitization transactions, where entities have continuing exposure to risks related to the transferred financial assets. ProAssurance adopted the revised guidance on January 1, 2010; adoption had no effect on ProAssurance’s results of operations or financial position.
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
March 31, 2010
1. Basis of Presentation (continued)
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
2. Acquisitions
     All entities acquired were accounted for in accordance with GAAP relating to business combinations and are considered to be a part of ProAssurance’s sole reporting segment, the professional liability segment.
     ProAssurance acquired 100% of the outstanding shares of Mid-Continent General Agency, Inc., now ProAssurance Mid-Continent Underwriters, Inc., (Mid-Continent), and Georgia Lawyers Insurance Company (Georgia Lawyers) during the first quarter of 2009 as a means of expanding its professional liability business. Assets acquired and liabilities assumed were recorded based on estimated fair values as of the date of acquisition. The excess of the purchase price over the fair values of the identifiable net assets acquired was recognized as goodwill totaling $13.4 million for the two acquisitions. Approximately $12 million of the goodwill is expected to be tax deductible. The consideration for these acquisitions included 100,533 ProAssurance common shares valued at fair value on the acquisition date ($5.2 million), which were reissued from treasury stock.
     On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding its professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States. Total purchase consideration transferred had a fair value of $133.8 million on the acquisition date, April 1, 2009 and was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Goodwill of $36.7 million was recognized equal to the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. None of the goodwill is expected to be tax deductible.
     The following table discloses supplemental pro forma information reflecting the combined results of ProAssurance and PICA as if the acquisition had occurred at the beginning of the prior year annual reporting period (January 1, 2009), adjusted to exclude transaction costs and include pro forma amortization of certain intangibles recognized in the purchase price allocation.

Supplemental Pro forma
Combined Results
Three Months Ended
March 31
(In thousands)	2009
Revenue	$156,283
Earnings	$32,908
     For additional information regarding the acquisitions, see Note 3 of the Notes to the Consolidated Financial Statements in ProAssurance’s 2009 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
3. Fair Value Measurement
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

Level 1:	quoted (unadjusted) market prices in active markets for identical assets and liabilities. For ProAssurance, Level 1 inputs are generally quotes for debt or equity securities actively traded in exchange or over-the-counter markets.

Level 2:	market data obtained from sources independent of the reporting entity (observable inputs). For ProAssurance, Level 2 inputs generally include quoted prices in markets that are not active, quoted prices for similar assets/liabilities, and results from pricing models that use observable inputs such as interest rates and yield curves that are generally available at commonly quoted intervals.

Level 3:	the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (non-observable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models for which some or all of the inputs are not observable, discounted cash flow methodologies, and adjustments to externally quoted prices that are based on management judgment or estimation.
     The following tables present information about ProAssurance’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
3. Fair Value Measurement (continued)
     Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	March 31, 2010
	Fair Value Measurements Using
				Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$162,322	$—	$162,322
U.S. Agency obligations	—	44,087	—	44,087
State and municipal bonds	—	1,461,304	9,590	1,470,894
Corporate bonds	—	1,135,018	25,173	1,160,191
Residential mortgage-backed securities	—	544,465	—	544,465
Commercial mortgage-backed securities	—	86,517	1,000	87,517
Other asset-backed securities	—	61,168	—	61,168
Equity securities, available for sale
Financial	569	—	—	569
Energy	211	—	—	211
Consumer cyclical	469	—	—	469
Consumer non-cyclical	650	—	—	650
Technology	754	—	—	754
Industrial	637	—	—	637
Communications	143	—	—	143
All Other	299	—	—	299
Equity securities, trading
Financial	9,784	—	—	9,784
Energy	7,558	—	—	7,558
Consumer cyclical	3,393	—	—	3,393
Consumer non-cyclical	9,595	—	—	9,595
Technology	4,212	—	—	4,212
Industrial	4,071	—	—	4,071
Communications	4,137	—	—	4,137
All Other	3,431	—	—	3,431
Short-term investments(1)	113,945	38,100	—	152,045
Investment in unconsolidated subsidiaries	—	—	51,488	51,488
Other investments(2)	—	—	11,134	11,134

Total assets	$163,858	$3,532,981	$98,385	$3,795,224

Liabilities:
2019 Note Payable	$—	$—	$15,296	$15,296
Interest rate swap agreement	—	—	3,175	3,175

Total liabilities	$—	$—	$18,471	$18,471

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
3. Fair Value Measurement (continued)

	December 31, 2009
	Fair Value Measurements Using
				Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$153,544	$—	$153,544
U.S. Agency obligations	—	67,026	—	67,026
State and municipal bonds	—	1,439,154	9,495	1,448,649
Corporate bonds	—	1,049,677	24,335	1,074,012
Residential mortgage-backed securities	—	556,863	—	556,863
Commercial mortgage-backed securities	—	91,627	940	92,567
Other asset-backed securities	—	50,334	—	50,334
Equity securities, available for sale
Financial	488	—	—	488
Energy	182	—	—	182
Consumer cyclical	425	—	—	425
Consumer non-cyclical	638	—	—	638
Technology	780	—	—	780
Industrial	598	—	—	598
Communications	134	—	—	134
All Other	334	—	—	334

Equity securities, trading
Financial	8,831	—	—	8,831
Energy	7,781	—	—	7,781
Consumer cyclical	3,222	—	—	3,222
Consumer non-cyclical	8,889	—	—	8,889
Technology	4,085	—	—	4,085
Industrial	3,560	—	—	3,560
Communications	4,063	—	—	4,063
All Other	3,395	—	—	3,395
Short-term investments(1)	168,060	18,999	—	187,059
Investment in unconsolidated subsidiaries	—	—	48,502	48,502
Other investments(2)	—	—	10,932	10,932

Total assets	$215,465	$3,427,224	$94,204	$3,736,893

Liabilities:
2019 Note Payable	$—	$—	$14,740	$14,740
Interest rate swap agreement	—	—	2,937	2,937

Total liabilities	$—	$—	$17,677	$17,677

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Other investments also includes $48.0 million and $36.3 million at March 31, 2010 and December 31, 2009, respectively, of investments accounted for using the cost method that are not included in the table above.
     Level 2 securities have been valued using information provided by outside pricing services. The pricing services provide a value based on trade data, benchmark securities or broker quotes, bids, and offers when such information is available for identical or nearly identical securities. If such information is not available, the values are determined based on pricing models. Inputs to the pricing models are based on available market data for securities considered comparable to the securities being valued and may include: benchmark yield curves, issuer spreads, offers, and recent data regarding assumed prepayment speeds, cash flow and loan performance data. ProAssurance reviews the valuations provided by the pricing services for reasonableness, but did not consider any changes to the valuations to be necessary.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
3. Fair Value Measurement (continued)
Level 3 assets in the above tables consist of the following:

State and municipal bonds	Auction rate municipal bonds rated A or better (1)

Corporate Bonds	Private placement senior notes, rated A+ or better, unconditionally guaranteed by large regional banks (1)

Other asset-backed securities	A bond rated AA, collateralized by a timber trust (1)

Other investments	Asset-backed securities held in a private investment fund, primarily backed by manufactured housing, recreational vehicle receivables, and sub-prime securities. Average rating is BB+ (2)

Investment in unconsolidated
subsidiaries	Interests in private investment funds accounted for under the equity method (3)

(1)	Principally valued using pricing models, which may require multiple market input parameters, as considered appropriate for the asset being valued.

(2)	Valued using a broker dealer quote.

(3)	Valued using the net asset value provided by each fund.
     The following table provides additional information regarding investments in private funds valued using the net asset value provided by the fund:

		Unfunded
(In thousands)	Fair Value	Commitments	Fund Description

Private fund primarily invested in high yield asset-backed securities	$31,878	None	(1)
Private fund primarily invested in long/short equities	13,743	None	(2)
Private fund primarily invested in non-public equities, including other private funds	5,867	$3,500	(3)

	$51,488

(1)	The fund primarily holds high yield asset-backed debt securities but also holds other investments expected to offer high yields, including equities and derivatives. Redemptions, unless subject to restriction, are allowed as of the first business day of each quarter with 90 days prior notice. Approximately $2.6 million of ProAssurance’s investment in the fund cannot be redeemed until after June 30, 2010. Redemptions are paid at 75% within 30 days, with the remainder paid within 90 days of the redemption date and can, at the discretion of the fund manager, include both cash and securities.

(2)	The fund holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the fund’s annual audit.

(3)	The fund is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine, distressed debt and other private equity-oriented funds. Redemptions are not allowed, except by special permission of the fund. Fund proceeds are to be periodically distributed at the discretion of the fund over an anticipated time frame that spans 3 to 5 years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
3. Fair Value Measurement (continued)
     There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2010.
     The following tables present additional information about assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting, for the periods ended March 31, 2010 and 2009, respectively.

	March 31, 2010
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal	Corporate	Asset-backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Balance January 1, 2010	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204

Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	2,986	—	2,986
Realized investment gains (losses)	—	—	—	—	—	(1,943)	(1,943)
Included in other comprehensive income	195	11	60	—	—	2,385	2,651
Purchases, sales or settlements	(100)	988	—	—	—	(240)	648
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(161)	—	—	—	—	(161)

Balance March 31, 2010	$9,590	$25,173	$1,000	$—	$51,488	$11,134	$98,385

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$2,986	$(1,943)	$1,043

	March 31, 2009
	Fair Value Measurements — Assets
	State and				Investment in
	Municipal	Corporate	Asset-backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Balance January 1, 2009	$—	$36,472	$1,327	$357	$—	$14,576	$52,732

Total gains (losses), realized and unrealized:
Included in earnings, as a part of net realized investment gains (losses)	—	(327)	—	(285)	—	(536)	(1,148)
Included in other comprehensive income	(443)	(61)	(31)	—	—	(762)	(1,297)
Purchases, sales or settlements	—	(5,781)	(21)	—	—	(105)	(5,907)
Transfers in	10,024	2,000	—	—	45,229	—	57,253
Transfers out	—	(4,000)	(515)	—	—	—	(4,515)

Balance March 31, 2009	$9,581	$28,303	$760	$72	$45,229	$13,173	$97,118

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(285)	$—	$(536)	$(821)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
3. Fair Value Measurement (continued)

	March 31, 2010
	Level 3 Fair Value Measurements — Liabilities
		Interest
	2019 Note	rate swap
(In thousands)	Payable	agreement	Total

Balance January 1, 2010	$14,740	$2,937	$17,677
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	631	238	869
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(75)	—	(75)
Transfers in	—	—	—
Transfers out	—	—	—

Balance March 31, 2010	$15,296	$3,175	$18,471

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$631	$238	$869

     No liabilities were valued at fair value at March 31, 2009.
     Transfers from Level 3 for the three months ended March 31, 2010 include:
•	Corporate bond valued at $161,000. There was no active market for the bond or a nearly identical bond during the prior period. Market activity increased during the first quarter of 2010, which provided multiple observable inputs that could be used to value the bond.

Transfers into Level 3 for the three months ended March 31, 2009 include:

•	A corporate bond valued at $2 million using multiple observable inputs at December 31, 2008. At March 31, 2009 such information was not available and the bond was valued using a single broker dealer quote.

•	Municipal bonds totaling $10 million were valued using multiple observable inputs at December 31, 2008. Such inputs were unavailable in 2009 and the bonds were valued using a pricing model at March 31, 2009.

•	Investment in unconsolidated subsidiaries at both March 31, 2009 and December 31, 2008 includes interests in private investment funds accounted for under the equity method. The interests were not included in the fair value table at December 31, 2008, but were included as of March 31, 2009 in order to comply with GAAP guidance issued in 2009 specifying that such valuation constitutes valuation at fair value. At both March 31, 2009 and December 31, 2008 the interests were valued using the net asset value provided by fund management.
     Transfers from Level 3 for the three months ended March 31, 2009 include:
•	A private placement bond valued at $4 million that was a new issue during 2008. There was no active market for the security or nearly identical security during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the security.

•	Asset-backed securities having a value of $515,000 for which there was no active market during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
3. Fair Value Measurement (continued)
Fair Value Option Elections
     ProAssurance accounts for the 2019 Note Payable at fair value, see Note 9. The 2019 Note Payable has a related interest rate swap intended to mitigate the market risk of future interest rate changes on the 2019 Note Payable. The interest rate swap is carried at fair value with changes in fair value recorded in net realized gains (losses). Electing the fair value option allows ProAssurance to account for the note payable at fair value, which is more consistent with management’s view of the underlying economics and reduces the inconsistency that would otherwise result from carrying the note payable on an amortized cost basis and the interest rate swap at fair value. As of March 31, 2010, the 2019 Note Payable had a fair value of $15.3 million recorded in Long-term Debt and an outstanding principal balance of $17.7 million. During the first quarter of 2010, the fair value of the 2019 Note Payable increased by $631,000 and the fair value of the interest rate swap liability increased by $238,000; on a net basis, a loss of $869,000 was recognized related to the changes in fair value. Gains or losses from changes in the fair value of the 2019 Note Payable and related interest rate swap are included in net realized investments gains (losses) on the ProAssurance income statement.
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$158,445	$4,991	$(1,114)	$162,322
U.S. Agency obligations	41,767	2,373	(53)	44,087
State and municipal bonds	1,422,459	50,743	(2,308)	1,470,894
Corporate bonds	1,117,979	45,599	(3,387)	1,160,191
Residential mortgage-backed securities	527,887	25,105	(8,527)*	544,465
Commercial mortgage-backed securities	85,956	2,042	(481)	87,517
Other asset-backed securities	59,672	1,601	(105)	61,168

	3,414,165	132,454	(15,975)	3,530,644
Equity securities	2,572	1,182	(22)	3,732

	$3,416,737	$133,636	$(15,997)	$3,534,376

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$149,937	$4,874	$(1,267)	$153,544
U.S. Agency obligations	64,837	2,371	(182)	67,026
State and municipal bonds	1,400,293	51,977	(3,621)	1,448,649
Corporate bonds	1,040,896	38,871	(5,755)	1,074,012
Residential mortgage-backed securities	545,687	22,183	(11,007)*	556,863
Commercial mortgage-backed securities	93,941	1,074	(2,448)	92,567
Other asset-backed securities	48,761	1,749	(176)	50,334

	3,344,352	123,099	(24,456)	3,442,995
Equity securities	2,572	1,028	(21)	3,579

	$3,346,924	$124,127	$(24,477)	$3,446,574

* Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $5.6 million at both March 31, 2010 and December 31, 2009.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
4. Investments (continued)
     The following table provides summarized information with respect to available-for-sale securities held in an unrealized loss position at March 31, 2010, including the length of time the securities have been held in a continuous unrealized loss position.

	March 31, 2010
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$35,566	$(1,114)	$33,930	$(1,062)	$1,636	$(52)
U.S. Agency obligations	4,817	(53)	4,817	(53)	—	—
State and municipal bonds	162,243	(2,308)	143,237	(1,423)	19,006	(885)
Corporate bonds	177,696	(3,387)	151,584	(1,311)	26,112	(2,076)
Residential mortgage-backed securities	40,966	(8,527)	21,335	(3,571)	19,631	(4,956)
Commercial mortgage-backed securities	13,921	(481)	5,427	(9)	8,494	(472)
Other asset-backed securities	5,840	(105)	5,095	(22)	745	(83)

	441,049	(15,975)	365,425	(7,451)	75,624	(8,524)
Common and preferred stocks	295	(22)	185	(4)	110	(18)

	$441,344	$(15,997)	$365,610	$(7,455)	$75,734	$(8,542)

     Management does not intend to sell and believes ProAssurance will not be required to sell any of the debt or equity securities held in an unrealized loss position before their anticipated recovery.
     As of March 31, 2010, there are 253 debt securities (10% of all debt securities held) in an unrealized loss position representing 213 issuers. After an evaluation of each debt security, management concluded that these securities have not suffered an other-than-temporary impairment in value. The single greatest unrealized loss position is approximately $2.1 million; the second greatest unrealized loss position is approximately $915,000. The unrealized losses shown in the table are primarily attributable to higher market yields relative to the book yields of the securities. Each fixed maturity security has paid all scheduled contractual payments and was assessed as to whether it would continue to do so. Asset-backed securities were modeled to determine if they would maintain assumed cash flows using six-month historical performance data from the collateral (loans) underlying the security, if available, or sector based assumptions if not.
     The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which the non-credit portion of the other-than-temporary impairment is recorded in Other Comprehensive Income.

(In thousands)
Balance January 1, 2010	$2,068

Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	17
OTTI has been previously recognized	1,283

Reductions due to:
Securities sold during the period (realized)	—
Securities which will be sold in coming periods	—
Securities for which it has become more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—

Balance March 31, 2010	$3,368

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
4. Investments (continued)
     The recorded cost basis and estimated fair value of available-for-sale securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

			Due after	Due after
		Due in	one year	five years
	Amortized	one year	through	through	Due after	Total Fair
(In thousands)	Cost	or less	five years	ten years	ten years	Value

Fixed maturities, available for sale
U.S. Treasury obligations	$158,445	$24,141	$66,199	$69,148	$2,834	$162,322
U.S. Agency obligations	41,767	1,285	17,240	23,145	2,417	44,087
State and municipal bonds	1,422,459	73,421	332,218	689,291	375,964	1,470,894
Corporate bonds	1,117,979	106,621	692,383	353,473	7,714	1,160,191
Residential mortgage-backed securities	527,887					544,465
Commercial mortgage-backed securities	85,956					87,517
Other asset-backed securities	59,672					61,168

	3,414,165					3,530,644
Common and preferred stocks	2,572					3,732

	$3,416,737					$3,534,376

Business Owned Life Insurance (BOLI)
     ProAssurance holds BOLI policies on management employees that were purchased at a cost of approximately $51 million. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
     ProAssurance has Other Investments comprised of the following:

	March 31	December 31
(In millions)	2010	2009

Equity interests in private investment funds, at cost; estimated fair value of $27.7 and $27.0, respectively	$25.7	$29.1
Federal Home Loan Bank (FHLB) capital stock, at cost	5.2	5.2
Investment in tax credit partnerships	16.9	—
High yield asset-backed securities, at fair value; amortized cost of $17.2 and $19.4 respectively	11.1	10.9
Other, at cost	0.2	2.1

Other Investments	$59.1	$47.3

     FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
     The high yield asset-backed securities were originally directly owned by ProAssurance but are now held by a private investment fund specializing in managing such securities. ProAssurance retains a direct beneficial interest in the securities.
     Investment in tax credit partnerships includes the full balance which ProAssurance has committed to contribute to the partnership. Approximately $12.4 million of the total has not yet been funded; funding is expected to be completed by 2012.
     Unrealized losses associated with other investments as of March 31, 2010 are approximately $9.7 million. Approximately $3.6 million relates to cost basis equity interests in private investment funds and $6.1 million (including impairments of $966,000 recognized in OCI) relates to beneficially owned high yield asset-backed securities. These unrealized losses have existed for more than twelve months. ProAssurance does not intend to sell nor expects to be required to sell these securities and expects future cash flows associated with these securities to equal or exceed their carrying value. Accordingly, the securities are not considered to have suffered an other-than temporary impairment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
4. Investments (continued)
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended
	March 31
(In thousands)	2010	2009

Total other-than-temporary impairment losses(1):
Residential mortgage-backed securities	$(23)	$(2,456)
Corporate bonds	—	(1,544)
Equities	—	(422)
Equity interest in a private investment fund	(3,373)	—
High yield asset-backed securities, beneficially owned	(2,909)	(536)
Portion recognized in Other Comprehensive Income:
Residential mortgage-backed securities	6	—
High yield asset-backed securities, beneficially owned	966	—

Net impairment losses recognized in earnings	(5,333)	(4,958)
Gross realized gains, available-for-sale and short-term securities	2,116	2,750
Gross realized (losses), available-for-sale and short-term securities	(60)	(586)
Reserve for loss on investment receivable (2)	—	(3,090)
Net realized gains (losses), trading securities	808	(99)
Change in unrealized holding gains (losses), trading securities	935	(1,554)
Fair value adjustments, net	(870)	—

Net realized investment gains (losses)	$(2,404)	$(7,537)

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings

(2)	Relates to amounts due from Reserve Primary Fund
     ProAssurance recognized an impairment of $3.4 million in the first quarter of 2010 related to its interest in a private investment fund, accounted for on a cost basis. The fund has reported realized losses on the sale of securities, and ProAssurance has reduced the carrying value of its interest in the fund in recognition of its pro rata share of those losses.
     ProAssurance recognized an impairment of $2.9 million related to high yield asset-backed securities held and managed by a private investment fund, $966,000 of which was not credit related.
     Net gains (losses) related to fixed maturities included in the above table are $1.8 million and $2.2 million during the three months ended March 31, 2010 and 2009, respectively.
     Proceeds from the sales of available-for-sale securities during the three months ended March 31, 2010 and 2009 are $144.9 million and $51.2 million, respectively. Purchases of available-for-sale securities were $238.4 million and $182.2 million during the three months ended March 31, 2010 and 2009, respectively.
5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
6. Deferred Policy Acquisition Costs
     Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
     Amortization of deferred policy acquisition costs are $14.3 million and $10.1 million for the three months ended March 31, 2010 and 2009, respectively.
7. Reserve for Losses and Loss Adjustment Expenses
     The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
     ProAssurance recognized favorable net loss development of $25.0 million related to previously established reserves for the three months ended March 31, 2010. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2008 accident years.
     For the three months ended March 31, 2009, ProAssurance recognized favorable net loss development of $18.5 million to reflect reductions in estimated claim severity principally for accident years 2004 through 2007.
8. Commitments and Contingencies
     ProAssurance is involved in various legal actions arising primarily from claims against ProAssurance related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. Such legal actions have been considered by ProAssurance in establishing its loss and loss adjustment expense reserves. The outcome of such legal actions is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may result in unfavorable rulings, any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available to its insureds, and ProAssurance may become a party to bad faith litigation over the amount of the judgment above an insured’s policy limits. ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, the ultimate cost of resolving these legal actions may differ from the reserves established; the resulting difference could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
9. Long-term Debt
     ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	March 31	December 31
	2010	2009

Trust Preferred Securities/ Trust Preferred Subordinated Debentures due 2034, unsecured, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at March 31, 2010). Estimated fair value at March 31, 2010 is $23.0 million*.	$22,992	$22,992

Surplus Notes due May 2034, unsecured, principal of $12 million, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at March 31, 2010). Estimated fair value at March 31, 2010 is $12.0 million*.	12,000	12,000

Note Payable due February 2019, carried at fair value, principal of $17.7 million. Bearing a variable rate of LIBOR plus 0.7%, see information below regarding the associated interest rate swap, secured by available-for-sale securities having a fair value at March 31, 2010 of approximately $26.6 million.	15,296	14,740

Surplus Note due February 2012, unsecured, principal of $517,000, at March 31, 2010, bearing interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at March 31, 2010). Estimated fair value at March 31, 2010 is $517,000*.	475	471

	$50,763	$50,203

*	Fair values are based on the present value of expected underlying cash flows of the debt, discounted at rates available at March 31, 2010 for similar debt issued by entities with a similar credit standing to ProAssurance or, if issued by an insurance subsidiary, the subsidiary issuing the debt.
Interest Rate Swap
     ProAssurance, through its PICA subsidiary, is party to an interest rate swap agreement (the swap) with the 2019 Note Payable issuing bank, the purpose of which is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The swap fixes the interest rate related to the 2019 Note Payable at 6.6%. The swap will terminate February 1, 2019. The notional amount of the swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The fair value of the interest rate swap at March 31, 2010 is $3.2 million and is classified within Other Liabilities.
Credit Facility
     ProAssurance’s PICA subsidiary has a revolving credit facility with a bank in the amount of $3.0 million. The expiration date of the line of credit is August 1, 2010 and the line bears an interest rate of LIBOR plus 1.25%. Outstanding balances under the facility must be collateralized by securities of an equal or greater value. There was no outstanding balance as of March 31, 2010.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2009 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
10. Shareholders’ Equity
     At March 31, 2010 and December 31, 2009, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 2010, the Board has not approved the issuance of preferred stock.
     At March 31, 2010, prior authorizations from the Board for the repurchase of common shares or the retirement of outstanding debt of approximately $115.4 million remain available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
     ProAssurance did not repurchase any common shares during the three months ended March 31, 2010. ProAssurance repurchased approximately 443,000 common shares, having a total cost of $18.6 million during the three months ended March 31, 2009. ProAssurance reissued 100,533 treasury shares, having a cost basis of approximately $5.0 million, during the first quarter of 2009 as part of the consideration for acquisitions in the quarter.
     Share-based compensation expense for the three months ended March 31, 2010 and 2009 total $1.4 million and $1.3 million, respectively. The related tax benefits are $490,000 and $460,000, respectively. ProAssurance granted approximately 18,000 shares of restricted stock units to certain employees in February 2010. The awards 100% vest three years from the grant date, based on a service requirement. The fair value of each unit was estimated at $53.32, equal to the market value of a ProAssurance common share on the date of grant.
     ProAssurance granted approximately 95,000 (target) Performance Shares awards to employees in February 2010. The Performance Shares 100% vest at the end of a three-year period based upon requirements for continued service and achievement of specified performance goals. The number of shares ultimately awarded can vary from 75% to 125% of the target award depending upon the degree to which goals are achieved. The fair value of each Performance Share was estimated at $53.32, equal to the market value of a ProAssurance common share on the date of grant. ProAssurance issued approximately 52,000 common shares to employees in February 2010 related to performance share awards granted in 2007. The awards were issued at the maximum level (125% of target) based on performance levels achieved. Cash was given in lieu of shares sufficient to satisfy required tax withholdings.
     ProAssurance issued common shares to employees in February 2010 and 2009 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued (40,000 in 2010 and 37,000 in 2009) were valued at fair value (the market price of a ProAssurance common share on the date of award).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
11. Earnings Per Share
     The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	Three Months Ended
	March 31
(In thousands, except per share data)	2010	2009

Basic earnings per share calculation:
Numerator:
Net income	$38,112	$28,366

Denominator:
Weighted average number of common shares outstanding	32,447	33,367

Basic earnings per share	$1.17	$0.85

Diluted earnings per share calculation:
Numerator:
Net income—diluted computation	$38,112	$28,366

Denominator:
Weighted average number of common shares outstanding	32,447	33,367
Assumed exercise of dilutive stock options and issuance of performance shares and restricted stock units	317	242

Diluted weighted average equivalent shares	32,764	33,609

Diluted earnings per share	$1.16	$0.84

     In accordance with GAAP guidance regarding the computation of earnings per share, the diluted weighted average number of shares outstanding includes an incremental adjustment for the assumed exercise of dilutive stock options. Stock options are considered dilutive stock options if the assumed exercise of the options, using the treasury stock method, produces an increased number of shares. Approximately 233,000 and 491,000 of ProAssurance’s outstanding options were not considered to be dilutive during the three-month periods ended March 31, 2010 and 2009, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
12. Variable Interest Entities
     ProAssurance holds passive interests in a number of limited partnerships/limited liability companies that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance has not consolidated these entities because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is thus not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements with any of the entities to provide other financial support to or on behalf of the entity. ProAssurance's maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance's investment in the entity.
     The entities are all private investment funds, most of which were formed for the purpose of achieving diversified equity and debt returns; a few are private investment funds formed to provide investment returns through the transfer of tax credits. In those instances where ProAssurance holds a minor interest in the fund, ProAssurance accounts for its interest on a cost basis. Cost basis investments are included in Other Investments and have a carrying value of $42.8 million at March 31, 2010 and $31.1 million at December 31, 2009. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $51.5 million at March 31, 2010 and $48.5 million at December 31, 2009.
     ProAssurance holds a direct and beneficial interest in certain high yield asset-backed bonds contributed to an investment fund created for the purpose of managing such investments. Under GAAP, this interest is considered to represent an interest in a separate VIE (commonly referred to as a silo), of which ProAssurance is the primary beneficiary. ProAssurance therefore has consolidated its interest in these securities. The securities are included in Other Investments at fair value ($11.1 million and $10.9 million at March 31, 2010 and December 31, 2009, respectively). See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as our 2009 Form 10-K. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to ProAssurance, “PRA,” “we,” “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
     Our internal actuaries perform an in-depth review of our reserve for losses on a semi-annual basis using the loss and exposure data of our insurance subsidiaries. In addition, we engage external actuaries to review our data and provide us with their observations regarding our data and the adequacy of our established reserve. We believe that use of external actuaries provides us with an independent viewpoint regarding our loss experience and a broader perspective on industry loss trends. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Any adjustments are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made, as has been the case in 2010 and 2009.
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
     We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2010 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Approximately 97% of our investments are carried at fair value, including all of our fixed maturity, equity and short-term securities. We have engaged outside pricing services to provide us with fair values for our fixed maturity and equity securities, although, as discussed below, the services do not provide values when certain parameters are not met.
     We determine fair value using an exchange traded price if one is available. As of March 31, 2010 fair values for approximately 4% of our investments, principally our equity and short-term securities, have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
     Approximately 90% of our investments, principally our fixed income securities, are valued at fair value using available market information. Excluding government bonds, most fixed income securities do not trade daily and thus exchange traded prices are generally not available for these securities. However, market information (often referred to as observable inputs; such inputs include but are not limited to last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers, and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities.
     The pricing services provide us a price that has been determined using pricing models when multiple observable inputs are available but an exchange traded price is not. Pricing models vary by asset class and utilize the available market data for securities considered comparable to establish a price for our security. The pricing services disclose the inputs used for each asset class; market inputs are scrutinized for consistency with other relevant market information before being included in the valuation computation. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose valuation methodology that is appropriate for the asset class and available data. In accordance with GAAP, for disclosure purposes we classify securities valued using multiple market observable inputs as Level 2 securities.
     The pricing services provide a single price per instrument quoted. We review the pricing for reasonableness each quarter by comparing market yields generated by the supplied price versus market yields observed in the market place. If a supplied price is deemed unreasonable, we will discuss the valuation in question with the pricing service and would make adjustments if deemed necessary. To date, we have not adjusted any prices supplied by the pricing services.
     The pricing services do not provide a fair value if an exchange traded price or suitable multiple market observable inputs are not available. Certain of our fixed maturity securities are valued by a pricing service in some periods, but not others, depending upon the level of recent market activity for the securities or comparable securities. When a pricing service does not provide a price, Management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. We determine fair value for 2% of our investments in this manner. In accordance with GAAP, for disclosure purposes we classify securities that are valued using limited observable inputs as Level 3 securities.
     We hold interests in private investment funds (non-public investment partnerships and limited liability companies) some of which are accounted for under the cost method and some of which are accounted for under the equity method, depending on our presumed degree of influence over the operating and financial policies of the fund. We value our interests in the entities accounted for under the equity method based on quarterly net asset values provided to us by fund managers, which approximate fair value. Interests accounted for using the equity method total $51.5 million or 1% of total investments at March 31, 2010. In accordance with GAAP, for disclosure purposes we classify interests valued in this manner as Level 3 securities.
                 The 3% of our investments that are not valued at fair value include:
•	Interests in private investment funds having a carrying value of $48.0 million at March 31, 2010; valued at cost.

•	Business owned life insurance policies having a carrying value of $65.4 million at March 31, 2010, valued at cash surrender value.
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
                 For debt securities, we consider whether we expect to fully recover the amortized cost basis of the security, based upon consideration of some or all of the following:
•	third party research and credit rating reports;

•	the current credit standing of the issuer, including credit rating downgrades

•	extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

•	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure;

•	for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan;

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
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
Goodwill
     We make at least an annual assessment as to whether the value of our goodwill asset is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. We operate in a single operating segment. Our segment components are economically similar, and we consider ProAssurance to be one reporting unit for the purposes of evaluating goodwill. We estimate the fair value of our reporting unit on the evaluation date based on ProAssurance’s market capitalization and an expected premium that would be paid to acquire control of the company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We did not record any impairment of goodwill as of our last evaluation date, October 1, 2009, and do not believe there has been any change of event or circumstances that would indicate that a re-evaluation of goodwill is required as of March 31, 2010.
Accounting Changes
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
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $204 million during 2010 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. At March 31, 2010, we held cash and investments of approximately $215.7 million outside of our insurance subsidiaries that are available for use without regulatory approval.
Acquisitions
     In the first quarter of 2009 we acquired 100% of the outstanding shares of Mid-Continent General Agency, Inc., now ProAssurance Mid-Continent Underwriters, Inc., (Mid-Continent), and Georgia Lawyers Insurance Company (Georgia Lawyers) as a means of expanding our professional liability business. These acquisitions were not material to ProAssurance individually or in the aggregate.
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
     See Note 3 to the Consolidated Financial Statements in our 2009 Form 10-K for detailed information regarding the PICA transaction, including a summarized listing of the assets acquired and liabilities assumed.

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
     Our operating activities provided positive cash flows of approximately $47.8 million and $8.0 million for the three months ended March 31, 2010 and 2009, respectively. Operating cash flows for 2010 and 2009 compare as follows:

Cash Flow
(In millions)	Increase (Decrease)
Cash provided by operating activities three months ended March 31, 2009	$8
Increase (decrease) in operating cash flows during 2010 exclusive of PICA:
Lower premium receipts (1)	(13)
Decrease in losses paid (2)	20
Increase in reinsurance recoveries (3)	12
Decrease in Federal income tax payments (4)	16
Other amounts not individually significant, net	2
PICA operating cash flows	3

Cash provided by operating activities three months ended March 31, 2010	$48

(1)	Exclusive of PICA, premium receipts were lower during the first quarter of 2010 due to the decline in gross premiums written.

(2)	The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

(3)	The timing of reinsurance recoveries varies from period to period and can depend upon the nature of the reinsurance treaty, the nature of the underlying claim and the timing and amount of underlying losses.

(4)	In both years, tax payments consisted primarily of the final estimated tax payment for the prior tax year. In 2008 a large portion of taxable income for the year was earned in the fourth quarter; in 2009 taxable income was earned more ratably throughout the year. Consequently, the final estimated tax payment for the 2008 tax year was larger than the final estimated tax payment for the 2009 tax year.

Investment Exposures
     The following table provides summarized information regarding our investments as of March 31, 2010:

		Gross Unrealized	Gross Unrealized	Average	% Total
(In thousands)	Carrying Value	Gains	Losses	Rating	Investments

Fixed Maturities
Government
U.S. Treasury	$162,322	$4,991	$(1,114)	AAA	4%
U.S. Agency	44,087	2,373	(53)	AAA	1%

Total government	206,409	7,364	(1,167)	AAA	5%

State and Municipal Bonds	1,470,894	50,743	(2,308)	AA	38%

Corporate Bonds
Financial institutions	303,150	11,176	(1,173)	A+	8%
FDIC insured	67,232	1,030	—	AAA	2%
Communications	70,319	3,571	(83)	BBB+	2%
Utilities	81,557	4,199	(433)	A	2%
Energy	35,210	2,996	(118)	BBB+	1%
Industrial	546,772	20,684	(1,474)	A	14%
Transportation	26,255	1,128	(105)	A-	1%
Other	29,696	815	(1)	A+	1%

Total corporate bonds	1,160,191	45,599	(3,387)	A	30%

Asset-backed Securities
Agency mortgage-backed securities	492,220	22,208	(68)	AAA	13%
Non-agency mortgage-backed securities	35,531	2,500	(2,365)	BBB+	1%
Subprime	8,058	—	(2,516)	(1)	—
Alt-A	8,656	397	(3,578)	(2)	—
Commercial mortgage-backed securities	87,517	2,042	(481)	AAA	2%
Credit card	35,388	1,075	(16)	AAA	1%
Automobile	16,243	63	(6)	AAA	—
Other	9,537	463	(83)	AA	—

Total asset-backed securities	693,150	28,748	(9,113)	AA+	18%

Total fixed maturities	3,530,644	132,454	(15,975)	AA-	90%
Equities
Equity-common only
Financial	10,353	198	—		—
Energy	7,769	80	—		—
Consumer cyclical	3,862	132	(9)		—
Consumer non-cyclical	10,245	215	—		—
Technology	4,966	153	—		—
Industrial	4,708	350	—		—
Communications	4,280	33	—		—
All Other	3,730	21	(13)		—

Total equities	49,913	1,182	(22)		1%

Short-Term	152,045	—	—		4%

BOLI	65,411	—	—	AA-	2%

Investment in Unconsolidated Subsidiaries
Private fund—primarily invested in high yield asset-backed securities(3)	31,878	—	—		1%
Private fund—primarily invested in long/short equities	13,743	—	—		—
Private fund—primarily invested in non-public equities	5,867	—	—		—

Total investment in unconsolidated subsidiaries	51,488	—	—		1%

Other Investments
High yield asset-backed securities, held in a private investment fund(4)	11,134	—	(6,099)		—
Federal Home Loan Bank capital stock	5,190	—	—		—
Private fund—primarily invested in distressed debt	19,700	—	—		1%
Private fund—primarily invested in long/short equities	6,010	—	—		—
Investment in tax credit partnerships	16,924	—	—		—
Other	128	—	—		—

Total other investments	59,086	—	(6,099)		2%

Total Investments	$3,908,587	$133,636	$(22,096)		100%

(1)	2% AAA, 60% AA, 24% A, 14% BBB+ or below

(2)	19% are AAA rated, 6% are AA, 5% are A, 70% are B or below

(3)	Includes subprime securities with a fair value of $15.1 million

(4)	Includes subprime securities with a fair value of $662,000 (recorded cost basis of $3.8 million; average rating of BB-)
     A complete listing of our investment holdings as of March 31, 2010 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. We anticipate that between $60 million and $110 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     We held cash and short-term securities of $200.9 million at March 31, 2010 as compared to $227.7 million at December 31, 2009. We have continued moving funds to longer-term investments during 2010 as credit markets have continued to stabilize.
     Our investment portfolio continues to be composed of high quality fixed income securities with approximately 97% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2010 is 4.3 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 4.1 years.
     At March 31, 2010 we held asset-backed securities with a fair value of $693.2 million (recorded cost basis of $673.5 million). During the three months ended March 31, 2010, we recognized impairment losses of $2.9 million related to debt securities. Approximately $972,000 of the impairment was not credit related and was recognized in other comprehensive income; the credit related portion was recognized in earnings. Approximately $1.9 million of the credit losses related to high yield asset-backed securities held and managed by a private investment fund and $17,000 related to asset-backed securities directly held. In performing our OTTI assessment of mortgage-backed securities, management projects expected cash flows, making assumptions regarding expected default rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an OTTI is realized for the difference between the book value and present value of the anticipated cash flows in accordance with generally accepted accounting principles. Our judgments about future default rates, the timing of expected cash flows, and the estimated value of collateral may not prove over time to be accurate, and we may experience losses on asset-backed securities that are greater or less than what we are currently projecting.
     We also recognized an impairment of $3.4 million in the first quarter of 2010 related to an interest in a private investment fund which we account for on a cost basis. The fund has reported realized losses on the sale of securities, and we have reduced the carrying value of our interest in the fund in recognition of our pro rata share of those losses.
     We hold five positions in financial institution fixed maturity securities for which the position held has a fair value that exceeds $20 million. The aggregate fair value of these five positions totals $131.3 million ($128.2 million recorded cost basis), of which $46.0 million is FDIC backed.
     At March 31, 2010 we held fixed maturity securities with pretax net unrealized gains of approximately $116 million as compared to pretax net unrealized gains of $99 million as of December 31,

2009. The improvement is primarily due to slightly lower market interest rates, as well as a slight reduction in credit spreads.
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
     Our risk retention level is dependent upon numerous factors including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results within each state. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to circumstances or events we cannot control or anticipate.
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
Debt
     Our long-term debt as of March 31, 2010 is comprised of the following:

				Carrying Value
(In thousands, except %)	Contractual Rate		Outstanding Principal	March 31, 2010
2034 Trust Preferred Securities/Debentures	4.1	%(1)	$22,992	$22,992
2034 Surplus Notes	4.1	%(1)	12,000	12,000
2019 Note Payable(2)	6.6	%(3)	17,665	15,296
2012 Surplus Note	3.3	%(4)	517	475

				$50,763

(1)	Adjusted quarterly based on LIBOR.

(2)	Both the 2019 Note Payable and the related interest rate swap are valued at fair value. See Note 9.

(3)	The related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 9.

(4)	Adjusted quarterly based on the U.S. prime rate.
     All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes. ProAssurance is currently in compliance with all covenants. Additional information regarding our debt is provided in Note 9 to the Condensed Consolidated Financial Statements and Note 10 of the Consolidated Financial Statements in our 2009 Form 10-K.

Treasury Stock
     We did not repurchase any common shares during the three months ended March 31, 2010. At March 31, 2010, prior authorizations from our Board of Directors for the repurchase of common shares or the retirement of outstanding debt of approximately $115.4 million remain available for use.
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
     There are risks, as outlined in our Risk Factors in Part 1 of our 2009 Form 10-K, that any of these actions could cost us more than our estimates. In particular, we or our insureds may receive adverse verdicts; post-trial motions may result in unfavorable rulings; any appeals that may be undertaken may be unsuccessful; we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds; and we may become a party to bad faith litigation over the resolution of a claim. To the extent that the cost of resolving these actions exceeds our estimates, the legal actions could have a material effect on our results of operations in the period in which any such action is resolved.
     For non-claim related actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities.
The Patient Protection and Affordable Care Act of 2010
     The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform bill, was passed and signed into law in March, 2010. While the general provisions of the Healthcare Reform bill are known, specific regulations to implement the reforms are just now being written, so we cannot predict with any certainty the effect that Healthcare Reform will have on our business. There is no direct mention of medical professional liability reform in the 2,700-page Healthcare Reform bill, so we anticipate no immediate or direct effect on our business. However, as changes in the healthcare system are phased in between now and 2013, we believe we could see a range of changes that affect our business. For example, as the pool of healthcare providers expands in response to the provisions of Healthcare Reform making insured care more affordable and more widely available, we could see an increase in demand for our products and services. With more patients being moved into the healthcare system, the influx of patients may overwhelm the healthcare delivery system and patients may become frustrated with the system. We could also see a rise in unexpected outcomes as previously untreated patients enter the healthcare system. We believe patient frustration and unexpected outcomes may lead to a higher frequency of lawsuits. We may also see an increase in the cost of providing health care insurance to our employees.
     Additionally, the Healthcare Reform bill is a complex document that contains numerous administrative provisions that deal with non-healthcare matters. Regulations to implement these provisions are being developed and may impose additional administrative burdens that will increase our operating costs.

Overview of Results—Three Months Ended March 31, 2010 and 2009
     Net income totaled $38.1 million for the three months ended March 31, 2010 as compared to $28.4 million for the three months ended March 31, 2009. Net income per diluted share was $1.16 and $0.84 for the three months ended March 31, 2010 and 2009, respectively. The increase in diluted earnings per share is primarily attributable to the increase in net income.
     Results from the three months ended March 31, 2010 and 2009, respectively, compare as follows:
Premiums
     The acquisition of PICA contributed additional 2010 net premiums earned of $23.1 million. Net premiums earned from our other insurance operations decreased as compared to 2009 by approximately $3.5 million or 3.4%. The decline reflects the effects of a competitive market place and rate reductions resulting from improved loss trends.
Net Investment Income; Net Realized Investment Gains (Losses)
     Our 2010 net investment results (which include both net investment income and earnings from unconsolidated subsidiaries) increased by $7.5 million or 22.5% and reflect growth in earnings from fixed income securities due to higher average invested assets and higher earnings from our treasury inflation protected securities as well as improved results from our investments in unconsolidated subsidiaries.
     Net realized losses were $2.4 million in 2010 as compared to net realized losses of $7.5 million for 2009. The improvement is principally the result of a $3.4 million increase in trading portfolio gains, due to more favorable market conditions during 2010.
Expenses
     The PICA acquisition increased current accident year net losses by $18.9 million. Current accident year net losses for our other subsidiaries decreased by $2.8 million or 3.2% in 2010. We reduced net losses by $25.0 million in 2010 and $18.5 million in 2009 as a result of our quarterly re-evaluation of net losses incurred for prior accident years.
     Underwriting, acquisition and insurance expenses increased in 2010 as compared to 2009 by $7.2 million, reflecting the acquisition of PICA, which added expenses of approximately $6.2 million, and an increase in policy acquisition costs at our other subsidiaries primarily due to changes in the mix of premiums earned.
Ratios
     Our net loss ratio decreased to 63.8% in 2010 from 66.5% in 2009, primarily because favorable loss development was higher in 2010.
     Our expense ratio increased to 24.6% in 2010 as compared to 22.8% in 2009. The 1.8 point increase is attributable to our subsidiaries other than PICA and reflects relatively flat operating expenses, higher average policy acquisition costs, and a 3% decline in net premiums earned.
     Our operating ratio increased to 57.9% in 2010 from 56.1% in 2009, reflecting the increase to the expense ratio and a decline in the investment ratio of almost 3 points, offset by the improvement in the net loss ratio.
     Return on equity is 8.8% for 2010 on an annualized basis.

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
     The following table is a reconciliation of Net income to Operating income:

	Three Months Ended
	March 31
(In thousands, except per share data)	2010	2009

Net income	$38,112	$28,366
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	2,404	7,537
Guaranty fund (recoupments) assessments	(134)	(190)

Pre-tax effect of exclusions	2,270	7,347

Tax effect, at 35%	(794)	(2,571)

Operating income	$39,588	$33,142

Per diluted common share:
Net income	$1.16	$0.84
Effect of exclusions	0.05	0.15

Operating income per diluted common share	$1.21	$0.99

Results of Operations—Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended
	March 31
($ in thousands, except share data)	2010	2009	Change

Revenues:
Gross premiums written	$157,178	$154,544	$2,634

Net premiums written	$145,222	$142,387	$2,835

Premiums earned	$134,272	$115,553	$18,719
Premiums ceded	(10,845)	(11,662)	817

Net premiums earned	123,427	103,891	19,536
Net investment income	37,628	34,569	3,059
Equity in earnings (loss) of unconsolidated subsidiaries	2,986	(1,428)	4,414
Net realized investment gains (losses)	(2,404)	(7,537)	5,133
Other income	2,321	1,474	847

Total revenues	163,958	130,969	32,989

Expenses:
Losses and loss adjustment expenses	87,908	76,707	11,201
Reinsurance recoveries	(9,207)	(7,590)	(1,617)

Net losses and loss adjustment expenses	78,701	69,117	9,584
Underwriting, acquisition and insurance expenses	31,203	23,979	7,224
Interest expense	813	627	186

Total expenses	110,717	93,723	16,994

Income before income taxes	53,241	37,246	15,995

Income taxes	15,129	8,880	6,249

Net income	$38,112	$28,366	$9,746

Earnings per share:
Basic	$1.17	$0.85	$0.32

Diluted	$1.16	$0.84	$0.32

Net loss ratio	63.8%	66.5%	(2.7)
Underwriting expense ratio	24.6%	22.8%	1.8

Combined ratio	88.4%	89.3%	(0.9)

Operating ratio	57.9%	56.1%	1.8

Return on equity*	8.8%	7.9%	0.9

*	Annualized
     In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful, either because the prior year amount is zero or because the percent change exceeds 100%.

Premiums

	Three Months Ended
	March 31
($ in thousands)	2010	2009	Change

Gross premiums written:
PRA all other	$137,789	$154,544	$(16,755)	(10.8%)
PICA Acquisition	19,389	—	19,389	nm

	$157,178	$154,544	$2,634	1.7%

Net premiums written:
PRA all other	$125,814	$142,387	$(16,573)	(11.6%)
PICA Acquisition	19,408	—	19,408	nm

	$145,222	$142,387	$2,835	2.0%

Premiums earned:
PRA all other	$110,598	$115,553	$(4,955)	(4.3%)
PICA Acquisition	23,674	—	23,674	nm

	$134,272	$115,553	$18,719	16.2%

Premiums ceded:
PRA all other	$10,225	$11,662	$(1,437)	(12.3%)
PICA Acquisition	620	—	620	nm

	$10,845	$11,662	$(817)	(7.0%)

Net premiums earned:
PRA all other	$100,373	$103,891	$(3,518)	(3.4%)
PICA Acquisition	23,054	—	23,054	nm

	$123,427	$103,891	$19,536	18.8%

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

     Gross premiums written by component for 2010 and 2009 are as follows:

	Three Months Ended
	March 31
($ in thousands)	2010	2009	Change

Physician(1):
PRA all other	$112,301	$130,072	$(17,771)	(13.7%)
PICA Acquisition	14,713	—	14,713	nm

	127,014	130,072	(3,058)	(2.4%)

Non-physician(1):
Healthcare providers
PRA all other	7,669	8,181	(512)	(6.3%)
PICA Acquisition	3,111	—	3,111	nm

	10,780	8,181	2,599	31.8%

Hospital and facility(1)	6,474	7,498	(1,024)	(13.7%)

Other(1)
PRA all other	6,419	3,504	2,915	83.2%
PICA Acquisition	1,447	—	1,447	nm

	7,866	3,504	4,362	124.5%

Non-physician total	25,120	19,183	5,937	30.9%

Tail premiums(2)	5,044	5,289	(245)	(4.6%)

Total Gross Premiums Written	$157,178	$154,544	$2,634	1.7%

(1)	Excludes tail premiums

(2)	Includes PICA tail premiums of $118,000.
Physician Premiums
     Physician premiums continue to be our primary revenue source and comprise 81% and 84% of our gross premiums written for the three months ended March 31, 2010 and 2009, respectively. Our PICA subsidiary, which insures podiatrists throughout the U.S., increased our 2010 physician premiums by approximately $14.7 million.
     The retention rate for our physician business is 88%, which reflects a retention rate of 88% for our historical book of physician business and a retention rate of 94% for our PICA physician business. In 2009, the retention rate for our historical book of physician business was 89%. Retention rates are affected by a number of factors. Insureds may terminate coverage because they are leaving the practice of medicine through death, disability or retirement. We may choose not to renew an insured as a result of our underwriting evaluation. We may lose business to competitors or to self-insurance mechanisms (often when physicians join hospital based practice groups) due to pricing or other issues.
     We wrote approximately $5 million of new physician business during the first quarter of 2010 including $116,000 of new business written by our PICA subsidiary. During 2009, in order to more evenly distribute renewals throughout the year, we offered early renewal to a number of insureds who otherwise would have had a first quarter 2010 renewal date. The shift in renewal dates reduced first quarter 2010 written premiums by approximately $6.5 million as compared to first quarter 2009.
     As favorable loss trends have emerged we have lowered our rates where indicated. For our historical physician business, our charged rates on 2010 renewals decreased 2% on average, as compared to an average decrease of 4% for 2009. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
     We offer policy renewals for a two-year term (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. This affects gross written premiums because the premium associated with both policy terms is included in written premium in the period the policy is renewed. Earned premiums are not affected because premiums are earned pro rata over the entire policy term, whatever that term may be. Gross written premium associated with two-year term policies is $4.0 million for the first quarter of 2010 as compared to $5.4 million written for the first quarter of 2009.

Non-physician Premiums
     Our non-physician healthcare providers are primarily dentists, chiropractors (written by our PICA subsidiary) and allied health professionals. Non-physician “other” premiums are primarily legal professional liability premiums, but also includes other types of general liability premiums. The increase in non-physician other is principally attributable to the acquisitions of Georgia Lawyers and Mid-Continent, both of which took place in the first quarter of 2009. PICA non-physician other premiums are primarily related to errors and omissions liability coverages. PICA is discontinuing this business, and we expect written premium for this line to substantially decline in the third and fourth quarters of 2010.
Tail Premiums
     We separately report tail premiums because we offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period.
Premiums Earned

	Three Month Ended
	March 31
($ in thousands)	2010	2009	Change

Premiums earned:
PRA all other	$110,598	$115,553	$(4,955)	(4.3%)
PICA Acquisition	23,674	—	23,674	nm

	$134,272	$115,553	$18,719	16.2%

     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a two-year term. Tail premiums are 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. PICA subsidiaries contributed earned premiums of approximately $24 million during the first quarter of 2010; approximately $1.7 million of which relates to premiums written prior to the date of acquisition (and thus never reported in our written premiums). Earned premiums from our other insurance subsidiaries declined in 2010 as compared to 2009, due to declines in gross premiums written during 2010 and 2009.
Premiums Ceded

	Three Months Ended
	March 31
($ in thousands)	2010	2009	Change

Premiums ceded:
PRA all other	$10,225	$11,662	$(1,437)	(12.3%)
PICA Acquisition	620	—	620	nm

	$10,845	$11,662	$(817)	(7.0%)

Reinsurance expense ratio:*			(points)
PRA all other	9.2%	10.1%	(0.9)
PICA Acquisition	2.6%	—	nm
Consolidated	8.1%	10.1%	(2.0)

*	Calculated as premiums ceded as a percentage of premiums earned
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
     Our 2010 reinsurance expense ratio for our non-PICA insurance subsidiaries is 9.2%, which is consistent with the reinsurance ratio for those subsidiaries for the 2009 annual period of 9.8% (exclusive of estimate changes recorded in 2009 related to those recoveries for the prior accident years). The PICA subsidiaries cede only a small portion of the risk on the policies they issue. Accordingly, the reinsurance expense ratio for PICA is minimal, which lowered our consolidated reinsurance ratio in 2010 as compared to 2009.
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income

	Three Months Ended
	March 31
($ in thousands)	2010	2009	Change

Net investment income	$37,628	$34,569	$3,059	8.8%
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
     Net investment income by investment category is as follows:

	Three Months Ended
	March 31
(In thousands)	2010	2009

Fixed maturities	$37,696	$33,978
Equities	218	162
Short-term investments	104	662
Other invested assets	551	589
Business owned life insurance	408	421
Investment expenses	(1,349)	(1,243)

Net investment income	$37,628	$34,569

Fixed Maturities. The 2010 increase in income is attributable to several factors. First quarter 2010 reflects higher average invested balances of approximately 12%, principally due to securities acquired in the PICA acquisition and the shifting of funds into fixed maturities from short-term as credit markets improved. Higher returns from Treasury Inflation Protected Securities (TIPS) also contributed to the increase in 2010. These increases were partially offset by lower yields in 2010, as a result of proceeds from maturities and sales being reinvested at lower rates. We expect average yields to continue to decrease during the remainder of 2010, unless market rates improve. Average yields for our available-for-sale fixed maturity securities during 2010 and 2009 are as follows:

	Three Months Ended
	March 31
	2010	2009

Average income yield	4.4%	4.5%
Average tax equivalent income yield	5.1%	5.2%
Short-term Investments. The decrease in earnings from short-term investments during 2010 reflects a decline in market interest rates (an average of 40 basis points for the quarter) on lower average balances in 2010 as compared to 2009.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	Three Months Ended
	March 31
(In thousands)	2010	2009	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$2,986	$(1,428)	$4,414
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
Net Realized Investment Gains (Losses)
     The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended
	March 31
(In thousands)	2010	2009

Total other-than-temporary impairment losses(1):
Residential mortgage-backed securities	$(23)	$(2,456)
Corporate bonds	—	(1,544)
Equities	—	(422)
Equity interest in a private investment fund	(3,373)	—
High yield asset-backed securities, beneficially owned	(2,909)	(536)
Portion recognized in Other Comprehensive Income:
Residential mortgage-backed securities	6	—
High yield asset-backed securities, beneficially owned	966	—

Net impairment losses recognized in earnings	(5,333)	(4,958)
Net gains (losses) from sales	2,056	2,164
Reserve for loss on investment receivable(2)	—	(3,090)
Trading portfolio gains (losses)	1,743	(1,653)
Fair value adjustments, net	(870)	—

Net realized investment gains (losses)	$(2,404)	$(7,537)

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings

(2)	Relates to amounts due from Reserve Primary Fund
     We recognized an impairment of $3.4 million in the first quarter of 2010 related to an interest in a private investment fund which we account for on a cost basis. The fund has reported realized losses on the sale of securities, and we have reduced the carrying value of our interest in the fund in recognition of our pro rata share of those losses.
     We also recognized an impairment of $2.9 million related to high yield asset-backed securities held and managed by a private investment fund, $966,000 of which was not credit related.
     Trading portfolio gains are primarily attributable to improved market prices for equity securities during 2010. Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Note 9 to the Condensed Consolidated Financial Statements.
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
     The following table summarizes calendar year net losses and net loss ratios for the three months ended March 31, 2010 and 2009, respectively, by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Three Months Ended			Three Months Ended
	March 31			March 31
($ in millions)	2010	2009	Change	2010	2009	Change

Current accident year:
PRA all other	$84.8	$87.6	$(2.8)	84.5%	84.3%	0.2
PICA Acquisition	18.9	—	18.9	82.0%	—	82.0

Consolidated	$103.7	$87.6	$16.1	84.0%	84.3%	(0.3)

Prior accident years:
PRA all other	$(25.0)	$(18.5)	$(6.5)	(24.9%)	(17.8%)	(7.1)
PICA Acquisition	—	—	—	—	—	—

Consolidated	$(25.0)	$(18.5)	$(6.5)	(20.2%)	(17.8%)	(2.4)

Calendar year:
PRA all other	$59.8	$69.1	$(9.3)	59.6%	66.5%	(6.9)
PICA Acquisition	18.9	—	18.9	82.0%	—	82.0

Consolidated	$78.7	$69.1	$9.6	63.8%	66.5%	(2.7)

*	Net losses as specified divided by net premiums earned.
     Exclusive of our PICA subsidiaries, our current accident year loss ratio for the first quarter of 2010 is consistent with the same period in 2009. The current accident year net loss ratio for PICA was 82.0% for the first quarter of 2010. As indicated in our discussion of Premiums, during 2010 PICA will discontinue offering errors and omissions liability coverages. PICA’s current accident year net loss ratio when this line of business is excluded is 80.1%.
     During the three months ended March 31, 2010 and 2009, we recognized favorable loss development of $25.0 million and $18.5 million, respectively, on a net basis, related to reserves established in prior years. Principally this is due to favorable net loss development within our retained layers of coverages ($1 million and below) during 2010 for accident years 2004-2008 and during 2009 for accident years 2004-2007.
     Substantially all of the development recognized during the first quarter of 2010 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims-made policies in both 2010 and 2009 is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends , we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as has been the case in 2010 and 2009.

Underwriting, Acquisition and Insurance Expenses

	Underwriting, Acquisition and Insurance Expenses				Underwriting Expense Ratio (1) (2)
	Three Months Ended				Three Months Ended
	March 31				March 31
($ in thousands)	2010	2009	Change		2010	2009	Change

Insurance related:
PRA all other	$24,720	$23,684	$1,036	4.4%	24.6%	22.8%	1.8
PICA acquisition	5,683	—	5,683	nm	24.7%	—	nm

	30,403	23,684	6,719	28.4%	24.6%	22.8%	1.8

Non-insurance related:
PRA all other	278	295	(17)	(5.8%)
PICA acquisition	522	—	522	nm

	800	295	505	nm

	$31,203	$23,979	$7,224	30.1%

(1)	Our expense ratio computations exclude non insurance related expenses.
Insurance Related Expenses
     Exclusive of PICA, expenses during the first quarter of 2010 reflect a $1.6 million increase in policy acquisition costs offset by lower operating costs in our insurance operations. In 2010 as compared to 2009, we earned more non-physician premium, which generally carries higher expenses than physician premium. Also, more of our earned physician premium was generated by external (commissioned) agents in 2010.
Other Expense Information
Non-insurance related expenses. We operate several insurance agencies and provide benefit management services on a limited basis through a separate PICA subsidiary. These activities generate commission and service fee revenues, which are reported as a part of other income. We have excluded the direct expenses of these activities from our underwriting expense ratio computations because the activities are not associated with the generation of premium revenues.
Guaranty fund assessments. Insurance related expenses in the table above are reduced by net recoupments from guaranty fund assessments of approximately $134,000 and $190,000 during the three months ended March 31, 2010 and 2009, respectively.
Underwriting Expense Ratio
     The increase in our underwriting expense ratio reflects higher acquisition costs, as previously discussed, and the effects of a 3% decline in net premiums earned at our insurance subsidiaries other than PICA.
Interest Expense
     Interest expense increased during the first quarter of 2010 as compared to the same period in 2009 due to debt acquired in the acquisition of PICA (see Notes 3 and 9 to our Condensed Consolidated Financial Statements). The increase in interest expense was partially offset by lower rates on our variable rate debt, which decreased by approximately 150 basis points during the first quarter of 2010 as compared to 2009.

     Interest expense by debt obligation is provided in the following table:

	Three Months Ended
	March 31
(In thousands)	2010	2009	Change

Debt obligations held prior to PICA acquisition:
Trust Preferred Securities/Debentures due 2034	$239	$340	$(101)
Surplus Notes due May 2034	123	284	(161)
Surplus Note due February 2012	8	3	5

Debt assumed in the PICA acquisition:
Note Payable due February 2019	292	—	292

Other (including PICA)	151	—	151

	$813	$627	$186

Taxes
     Our effective tax rate for each period is significantly lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. The 2010 increase in our effective tax rate is primarily the result of an increase in our 2010 taxable income, while our tax-exempt income remained relatively flat. The effect of tax-exempt income on our effective tax rate is shown in the table below:

	Three Months Ended
	March 31
	2010	2009

Statutory rate	35.0%	35.0%
Tax-exempt income	(7.8%)	(10.8%)
Other	1.2%	(0.4%)

Effective tax rate	28.4%	23.8%

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
     The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2010. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	(200)	(100)	Current	100	200

March 31, 2010
Fair Value (in millions):
U.S. Treasury obligations	$168	$165	$162	$160	$157
U.S. Agency obligations	48	46	44	42	40
State and municipal bonds	1,620	1,550	1,471	1,394	1,322
Corporate bonds	1,248	1,205	1,160	1,117	1,076
Asset-backed securities	724	713	694	667	640

All fixed maturity securities	$3,808	$3,679	$3,531	$3,380	$3,235

Duration:
U.S. Treasury obligations	3.41	3.49	3.47	3.40	3.33
U.S. Agency obligations	3.99	4.26	4.29	4.32	4.31
State and municipal bonds	4.28	4.94	5.22	5.26	5.23
Corporate bonds	3.52	3.79	3.71	3.76	3.67
Asset-backed securities	2.05	2.31	3.24	3.82	4.01
All fixed maturity securities	3.57	3.98	4.29	4.38	4.37

December 31, 2009
Fair Value (in millions):
U.S. Treasury obligations	$160	$156	$154	$150	$147
U.S. Agency obligations	70	69	67	66	64
State and municipal bonds	1,601	1,528	1,449	1,373	1,301
Corporate bonds	1,152	1,114	1,074	1,035	999
Asset-backed securities	725	717	699	673	645

All fixed maturity securities	$3,708	$3,584	$3,443	$3,297	$3,156

Duration:
U.S. Treasury obligations	3.22	3.27	3.29	3.23	3.14
U.S. Agency obligations	2.70	3.10	3.10	3.04	3.04
State and municipal bonds	4.38	5.20	5.29	5.31	5.27
Corporate bonds	3.45	3.69	3.71	3.62	3.54
Asset-backed securities	1.65	1.64	3.03	3.91	4.21

All fixed maturity securities	3.44	3.84	4.15	4.30	4.31

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
     ProAssurance’s cash and short-term investment portfolio at March 31, 2010 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of March 31, 2010, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Moody’s, Standard & Poor’s and Fitch. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
     We hold $1.5 billion of municipal bonds. These bonds may have enhanced credit ratings as a result of guarantees by an insurer, but we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of March 31, 2010, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.
Equity Price Risk
     At March 31, 2010 the fair value of our investment in common stocks was $49.9 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.99. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.9% to $54.9 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.9% in the fair value of these securities to $45.0 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2010. ProAssurance’s disclosure controls and procedures are designated to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     On April 1, 2009 we completed the acquisition of Podiatry Insurance Company of America (PICA). We have excluded PICA’s systems and processes from Management’s report on Internal Control over Financial Reporting as of December 31, 2009 and will include PICA in Management’s Report on Internal Control over Financial Reporting as of December 31, 2010.
     There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     With the exception of the risk factor listed below, there are no changes to the “Risk Factors” in Part 1, Item 1A of the 2009 Form 10-K.
Changes in healthcare policy could have a material effect on our operations.
     The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform bill, was passed and signed into law in March 2010. While the general provisions of the Healthcare Reform bill are known, specific regulations to implement the reforms are just now being written, so we cannot predict with any certainty the effect that Healthcare Reform will have on our business. There is no direct mention of medical professional liability reform in the 2,700-page Healthcare Reform bill, so we anticipate no immediate or direct effect on our business. However, as changes in the healthcare system are phased in between now and 2013, we believe we could see a range of changes that affect our business. For example, as the pool of healthcare providers expands in response to the provisions of Healthcare Reform making insured care more affordable and more widely available, we could see an increase in demand for our products and services. With more patients being moved into the healthcare system, the influx of patients may overwhelm the healthcare delivery system and patients may become frustrated with the system. We could also see a rise in unexpected outcomes as previously untreated patients enter the healthcare system. We believe patient frustration and unexpected outcomes may lead to a higher frequency of lawsuits. We may also see an increase in the cost of providing health care insurance to our employees.
     Additionally, the Healthcare Reform bill is a complex document that contains numerous administrative provisions that deal with non-healthcare matters. Regulations to implement these provisions are being developed and may impose additional administrative burdens that will increase our operating costs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable

ITEM 6. EXHIBITS

10.15	Amendment to ProAssurance Corporation 2008 Equity Incentive Plan

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
May 5, 2010	/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)