Form 10-Q
period 2010-06-30
PROASSURANCE CORP
filed 2010-08-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010 or

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
     As of July 23, 2010, there were 31,806,389 shares of the registrant’s common stock outstanding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURE
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
•	general economic conditions, either nationally or in our market areas, that are different than anticipated;

•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation or dissolution of state-sponsored malpractice insurance entities that could remove or add sizable groups of physicians from the private insurance market;

•	the impact of deflation or inflation;

•	changes in the interest rate environment;

•	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Act of 2010, may have on the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

•	the effects of changes in the health care delivery system, including but not limited to the recently passed Patient Protection and Affordable Care Act;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

•	the results of litigation, including pre-or-post-trial motions, trials and/or appeals we undertake;

•	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

•	loss of independent agents;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain and recruit senior management;

•	our ability to purchase reinsurance and collect payments from our reinsurers;

•	increases in guaranty fund assessments;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	changes in competition among insurance providers and related pricing weaknesses in our markets; and

•	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)
Assets
Investments
Fixed maturities, available for sale, at fair value	$3,457,116	$3,442,995
Equity securities, available for sale, at fair value	3,290	3,579
Equity securities, trading, at fair value	23,871	43,826
Short-term investments	288,921	187,059
Business owned life insurance	65,825	65,003
Investment in unconsolidated subsidiaries	79,266	48,502
Other investments	47,885	47,258

Total Investments	3,966,174	3,838,222

Cash and cash equivalents	45,287	40,642
Premiums receivable	104,441	116,403
Receivable from reinsurers on paid losses and loss adjustment expenses	9,697	16,778
Receivable from reinsurers on unpaid losses and loss adjustment expenses	265,794	262,659
Prepaid reinsurance premiums	13,066	11,836
Deferred policy acquisition costs	26,769	25,493
Deferred taxes	41,697	68,806
Real estate, net	44,286	44,496
Amortizable intangible assets	8,842	9,973
Goodwill	122,317	122,317
Other assets	89,112	89,789

Total Assets	$4,737,482	$4,647,414

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,412,343	$2,422,230
Unearned premiums	230,980	244,212
Reinsurance premiums payable	119,271	113,994

Total Policy Liabilities	2,762,594	2,780,436
Other liabilities	131,324	112,180
Long-term debt, $35,479 and $35,463, at amortized cost, respectively; $15,107 and $14,740 at fair value, respectively	50,586	50,203

Total Liabilities	2,944,504	2,942,819

Shareholders’ Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 34,327,303 and 34,223,346 shares issued, respectively	343	342
Additional paid-in capital	529,740	526,068
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $56,346 and $31,908, respectively	104,639	59,254
Retained earnings	1,274,921	1,196,428

	1,909,643	1,782,092
Treasury stock, at cost, 2,484,914 shares and 1,811,356 shares, respectively	(116,665)	(77,497)

Total Shareholders’ Equity	1,792,978	1,704,595

Total Liabilities and Shareholders’ Equity	$4,737,482	$4,647,414

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2009	$1,704,595	$59,254	$1,196,428	$448,913
Net income	78,493	—	78,493	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	45,385	45,385	—	—
Repurchase of treasury stock	(39,168)	—	—	(39,168)
Common shares issued as compensation and net effect of performance shares issued and stock options exercised	732	—	—	732
Share-based compensation	2,941	—	—	2,941

Balance at June 30, 2010	$1,792,978	$104,639	$1,274,921	$413,418

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2008	$1,423,585	$(35,898)	$970,891	$488,592
Cumulative effect adjustment for accounting change (see Note 1)	—	(3,510)	3,510	—
Net income	82,248	—	82,248	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	48,753	48,753	—	—
Repurchase of treasury stock	(36,074)	—	—	(36,074)
Treasury shares issued in acquisition (see Note 2)	5,161	—	—	5,161
Common shares issued as compensation and net effect of performance shares issued and stock options exercised	839	—	—	839
Share-based compensation	3,159	—	—	3,159

Balance at June 30, 2009	$1,527,671	$9,345	$1,056,649	$461,677

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Revenues
Gross premiums written	$98,522	$111,612	$255,699	$266,156

Net premiums written	$88,868	$100,542	$234,089	$242,929

Premiums earned	$135,933	$139,182	$270,204	$254,736
Premiums ceded	(10,535)	(11,438)	(21,379)	(23,102)

Net premiums earned	125,398	127,744	248,825	231,634
Net investment income	37,081	39,697	74,709	74,266
Equity in earnings (loss) of unconsolidated subsidiaries	839	119	3,825	(1,309)

Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(4,912)	(2,436)	(12,379)	(7,394)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income (before taxes)	(2,128)	172	6	172

Net impairment losses recognized in earnings	(7,040)	(2,264)	(12,373)	(7,222)
Other net realized investment gains (losses)	3,539	7,348	6,468	4,769

Total net realized investment gains (losses)	(3,501)	5,084	(5,905)	(2,453)

Other income	1,683	2,597	4,005	4,071

Total revenues	161,500	175,241	325,459	306,209

Expenses
Losses and loss adjustment expenses	77,170	75,928	165,078	152,635
Reinsurance recoveries	(8,646)	(8,903)	(17,853)	(16,493)

Net losses and loss adjustment expenses	68,524	67,025	147,225	136,142
Underwriting, acquisition and insurance expenses	31,642	30,013	62,846	53,990
Interest expense	827	1,203	1,640	1,830

Total expenses	100,993	98,241	211,711	191,962

Income before income taxes	60,507	77,000	113,748	114,247

Provision for income taxes
Current expense (benefit)	23,106	3,580	31,925	9,661
Deferred expense (benefit)	(2,980)	19,539	3,330	22,338

	20,126	23,119	35,255	31,999

Net income	$40,381	$53,881	$78,493	$82,248

Earnings per share:
Basic	$1.25	$1.64	$2.42	$2.48

Diluted	$1.23	$1.62	$2.40	$2.46

Weighted average number of common shares outstanding:
Basic	32,322	32,914	32,385	33,134

Diluted	32,721	33,186	32,743	33,391

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Comprehensive income:
Net income	$40,381	$53,881	$78,493	$82,248
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	32,141	26,660	45,385	48,753

Comprehensive income	$72,522	$80,541	$123,878	$131,001

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2010	2009

Operating Activities
Net income	$78,493	$82,248
Depreciation and amortization	13,133	9,201
Net realized investment (gains) losses	5,905	2,453
Share-based compensation	2,941	3,159
Deferred income taxes	3,330	22,338
Changes in assets and liabilities, net of the effects of acquisitions:
Premiums receivable	11,962	(3,882)
Reserve for losses and loss adjustment expenses	(9,887)	(34,571)
Unearned premiums	(13,232)	11,584
Reinsurance related assets and liabilities	7,993	90
Other liabilities	(21,069)	(66,189)
Other assets	(8,562)	(5,725)
Other	4,912	(7,335)

Net cash provided by operating activities	75,919	13,371

Investing Activities
Purchases of:
Fixed maturities available for sale	(458,291)	(430,752)
Equity securities available for sale	—	(140)
Equity securities trading	(8,419)	(4,886)
Other investments	(5,255)	(255)
Cash invested in unconsolidated subsidiaries	(25,014)	(2,542)
Proceeds from sale or maturities of:
Fixed maturities available for sale	502,769	330,974
Equity securities available for sale	14	1,053
Equity securities trading	26,812	2,402
Other investments	1,242	1,258
Net sales or maturities (purchases) of short-term investments	(101,862)	231,531
Cash paid for acquisitions, net of cash received	—	(124,495)
Unsettled security transactions, net	37,815	31,414
Other	(2,209)	(866)

Net cash provided (used) by investing activities	(32,398)	34,696

Financing Activities
Repurchase of treasury stock	(39,168)	(36,074)
Excess of tax benefit from options exercised	1,765	—
Book overdraft	—	(2,678)
Debt repayment	(151)	(119)
Other	(1,322)	205

Net cash provided (used) by financing activities	(38,876)	(38,666)

Increase (decrease) in cash and cash equivalents	4,645	9,401
Cash and cash equivalents at beginning of period	40,642	3,459

Cash and cash equivalents at end of period	$45,287	$12,860

Significant Non-cash Transactions:
Common shares issued in acquisition	$—	$5,161

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2009 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2010, for recognition or disclosure in its financial statements and notes to financial statements.
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
June 30, 2010
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
     The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income (OCI). Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. ProAssurance adopted the revised guidance as of the beginning of the quarter ended June 30, 2009. As of April 1, 2009, its debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, ProAssurance reclassified these non-credit losses, net of tax, from retained earnings to accumulated comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
1. Basis of Presentation (continued)
Revenue Recognition-Multiple Deliverable Revenue Arrangements, Milestone Method
     Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, the FASB issued guidance addressing revenue recognition. New guidance regarding multiple-deliverable arrangements eliminates the residual method of allocation and requires that arrangement consideration be allocated at inception using the relative selling price method. The guidance also establishes a selling price hierarchy and expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We will adopt this guidance July 1, 2010. New guidance has also been issued defining a milestone and determining when use of the milestone method of revenue recognition is appropriate. Adoption is not expected to have an effect on ProAssurance’s results of operations or financial position.
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
     The following table discloses supplemental pro forma information reflecting the combined results of ProAssurance and PICA as if the acquisition had occurred at the beginning of the prior year annual reporting period (January 1, 2009), adjusted to exclude transaction costs, normalize amortization of deferred policy acquisition costs and include pro forma amortization of certain intangibles recognized in the purchase price allocation.

	Actual PICA Results Included in	Supplemental Pro forma
	ProAssurance Consolidated Results	Combined Results
	Six Months Ended	Six Months Ended
	June 30	June 30
(In thousands)	2009	2009
Revenue	$28,993	$329,960
Earnings	$4,879	$88,744

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
2. Acquisitions (continued)
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
     The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)
     Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	June 30, 2010
	Fair Value Measurements Using
				Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$209,390	$—	$209,390
U.S. Agency obligations	—	64,484	—	64,484
State and municipal bonds	—	1,317,858	9,401	1,327,259
Corporate bonds	—	1,110,960	25,660	1,136,620
Residential mortgage-backed securities	—	558,330	—	558,330
Commercial mortgage-backed securities	—	108,136	—	108,136
Other asset-backed securities	—	52,897	—	52,897
Equity securities, available for sale
Financial	503	—	—	503
Energy	187	—	—	187
Consumer cyclical	421	—	—	421
Consumer non-cyclical	630	—	—	630
Technology	638	—	—	638
Industrial	566	—	—	566
Communications	113	—	—	113
All Other	232	—	—	232
Equity securities, trading
Financial	6,619	—	—	6,619
Energy	4,687	—	—	4,687
Consumer cyclical	759	—	—	759
Consumer non-cyclical	3,307	—	—	3,307
Technology	1,619	—	—	1,619
Industrial	886	—	—	886
Communications	1,088	—	—	1,088
All Other	4,906	—	—	4,906
Short-term investments(1)	205,164	83,757	—	288,921
Investment in unconsolidated subsidiaries	—	—	79,266	79,266
Other investments(2)	—	10,672	930	11,602

Total assets	$232,325	$3,516,484	$115,257	$3,864,066

Liabilities:
2019 Note Payable	$—	$—	$15,107	$15,107
Interest rate swap agreement	—	—	4,284	4,284

Total liabilities	$—	$—	$19,391	$19,391

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)

	December 31, 2009
	Fair Value Measurements Using
				Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$153,544	$—	$153,544
U.S. Agency obligations	—	67,026	—	67,026
State and municipal bonds	—	1,439,154	9,495	1,448,649
Corporate bonds	—	1,049,677	24,335	1,074,012
Residential mortgage-backed securities	—	556,863	—	556,863
Commercial mortgage-backed securities	—	91,627	940	92,567
Other asset-backed securities	—	50,334	—	50,334
Equity securities, available for sale
Financial	488	—	—	488
Energy	182	—	—	182
Consumer cyclical	425	—	—	425
Consumer non-cyclical	638	—	—	638
Technology	780	—	—	780
Industrial	598	—	—	598
Communications	134	—	—	134
All Other	334	—	—	334
Equity securities, trading
Financial	8,831	—	—	8,831
Energy	7,781	—	—	7,781
Consumer cyclical	3,222	—	—	3,222
Consumer non-cyclical	8,889	—	—	8,889
Technology	4,085	—	—	4,085
Industrial	3,560	—	—	3,560
Communications	4,063	—	—	4,063
All Other	3,395	—	—	3,395
Short-term investments(1)	168,060	18,999	—	187,059
Investment in unconsolidated subsidiaries	—	—	48,502	48,502
Other investments(2)	—	—	10,932	10,932

Total assets	$215,465	$3,427,224	$94,204	$3,736,893

Liabilities:
2019 Note Payable	$—	$—	$14,740	$14,740
Interest rate swap agreement	—	—	2,937	2,937

Total liabilities	$—	$—	$17,677	$17,677

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Other investments also includes investments accounted for using the cost method of $36.3 million at both June 30, 2010 and December 31, 2009 that are not included in the table above.
     The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by third party, nationally recognized pricing services. These services use complex methodologies to determine values for securities and have internal processes whereby the values developed are cross verified for accuracy. The services collect and utilize a lengthy list of inputs, although not all inputs are used for every security type or given the same priority in every evaluation. Inputs considered include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers. The services also consider credit ratings, where appropriate, including ratings updates and information available in appropriate market research publications. Management reviews service-provided values for reasonableness by comparing market yields indicated by the supplied value to yields observed in the market place. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and will be adjusted, if

3. Fair Value Measurement (continued)
necessary; although, no such adjustments have been necessary in 2010 or 2009. Below is a summary description of the valuation methodologies primarily used by the pricing services for securities in the Level 2 category, by security type:
     U.S. Treasury Obligations are valued based on quoted prices for identical assets, or, in markets that are not active, quotes for similar assets, taking into consideration adjustments for variations in contractual cash flows and yields to maturity.
     U. S. government and agency obligations, and Corporate Bonds (exclusive of privately placed debt) are valued using pricing models that consider current and historical market data, normal trading conventions, credit ratings, and the particular structure and characteristics of the security being valued, such as yield to maturity, redemption options, and contractual cash flows. Adjustments to model inputs or model results are included in the valuation process when necessary to reflect recent events, such as regulatory, government or corporate actions or significant economic, industry or geographic events that would affect the security’s fair value.
     Municipal securities are valued using a series of matrices that consider the credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations are further adjusted, when necessary, to reflect recent events, such as significant economic or geographic events or ratings changes that would affect the security’s fair value.
     Mortgage backed securities. Agency pass through securities are valued by a matrix, considering the issuer type, coupon rate and longest cash flows outstanding. The matrix is developed daily based on available market information. Both agency and non-agency collateralized mortgage obligations are valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Evaluations of Alt-A and subprime mortgages include a review of collateral performance data, which is generally updated monthly.
     Asset-backed securities are valued using models that consider the structure of the security, monthly payment information, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Spreads and prepayment speeds consider collateral type.
     Privately placed corporate debt is valued by an outside vendor rather than a third party pricing service. The valuation is prepared based on a widely available matrix that is produced daily by a leading seller of secondary private placements. The matrix considers the market sector, issuer credit ratings and the remaining loan term and is developed from market data such as interest rate yield curves, credit spreads, quoted market prices for comparable securities and other applicable market data.
     Bank loans are also valued by an outside vendor. The valuation is based upon a widely distributed, loan-specific listing of average bid and ask prices published daily by an investment industry group. The publisher of the listing derives the averages from data received from multiple market-makers for bank loans.
     Short term securities, primarily U. S. Treasury securities and commercial paper maturing within one year, are carried at cost which approximates the fair value of the security due to the short term to maturity.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)
Level 3 assets in the above tables consist of the following:
     Auction rate municipal bonds, rated A or better, that have been valued internally using a model based on discounted cash flows using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity.
     Private placement senior notes, rated A+ or better, unconditionally guaranteed by large regional banks, that have been valued internally using a model based on discounted cash flows using yields currently available on securities that are similar in term, payment features, and issuer credit rating.
     Asset-backed bonds, held in a private investment fund and classified as a part of Other Investments, that are valued using a broker dealer quote.
     Interests in private investment funds that are accounted for under the equity method, valued using the net asset value provided by the fund.
     Interests in Tax Credit Partnerships. The interests in these funds are carried at the equity value of the partnership interest, which approximates the present value of future cash flows that will be associated with the tax benefits transferred by the partnership.
      The following table provides additional information regarding investments in private funds valued using the net asset value provided by the fund:

		Unfunded
(In thousands)	Fair Value	Commitments	Fund Description

Private fund primarily invested in high yield asset-backed securities	$33,041	None	(1)
Private fund primarily invested in long/short equities	18,398	None	(2)
Private fund primarily invested in non-public equities, including other private funds	6,049	$3,500	(3)

	$57,488

(1)	The fund primarily holds high yield asset-backed debt securities but also holds other investments expected to offer high yields. The fund dissolved in July 2010, and distributed cash of $28.8 million and securities having a fair value of $3.0 million.

(2)	The fund holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the fund’s annual audit.

(3)	The fund is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine, distressed debt and other private equity-oriented funds. Redemptions are not allowed, except by special permission of the fund. Fund proceeds are to be periodically distributed at the discretion of the fund over an anticipated time frame that spans 3 to 5 years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)
     There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2010. All transfers were to or from Level 2, unless otherwise specified. Transfers are as of the end of the period.
     The following tables present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting.

	June 30, 2010
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal	Corporate	Asset-backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance March 31, 2010	$9,590	$25,173	$1,000	$—	$51,488	$11,134	$98,385
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	854	—	854
Realized investment gains (losses)	—	—	—	—	—	(8,755)	(8,755)
Included in other comprehensive income	(114)	14	—	—	—	9,494	9,394
Purchases, sales or settlements	(75)	322	—	—	10,000	(271)	9,976
Transfers in	—	151	—	—	16,924	—	17,075
Transfers out	—	—	(1,000)	—	—	(10,672)	(11,672)

Balance June 30, 2010	$9,401	$25,660	$—	$—	$79,266	$930	$115,257

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$854	$(8,755)	$(7,901)

	June 30, 2010
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal	Corporate	Asset-backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance January 1, 2010	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	3,840	—	3,840
Realized investment gains (losses)	—	—	—	—	—	(10,698)	(10,698)
Included in other comprehensive income	81	24	60	—	—	11,879	12,044
Purchases, sales or settlements	(175)	1,311	—	—	10,000	(511)	10,625
Transfers in	—	151	—	—	16,924	—	17,075
Transfers out	—	(161)	(1,000)	—	—	(10,672)	(11,833)

Balance June 30, 2010	$9,401	$25,660	$—	$—	$79,266	$930	$115,257

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$3,840	$(10,698)	$(6,858)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)
     Transfers into Level 3 for the three and six months ended June 30, 2010 include:
•	A corporate bond valued at $151,000. Multiple observable inputs were not available for use in valuing the bonds at June 30, 2010. Such information was available for valuing the bonds at March 31, 2010.

•	Tax credit limited partnerships valued at $16.9 million, previously accounted for on a cost basis, were reclassified to Investments in Unconsolidated Subsidiaries. Multiple observable inputs were not available for use in valuing these investments at June 30, 2010.
     Transfers from Level 3 for the three and six months ended June 30, 2010 include:
•	A corporate bond valued at $161,000. There was no active market for the bond or a nearly identical bond during 2009. Market activity increased during the first quarter of 2010, which provided multiple observable inputs that could be used to value the bond.

•	A commercial mortgage-backed security valued at $1 million. Multiple observable inputs were available for use in valuing the securities at June 30, 2010. Such information was not available for valuing the bonds at March 31, 2010.

•	Beneficially owned asset-backed securities held in a private investment fund were previously 100% categorized as Level 3 because valuations were determined by the fund manager using various methodologies, not all of which were based on multiple observable inputs. During the second quarter of 2010 the fund manager provided additional information regarding the valuation methodologies followed, and assets (having a combined fair value of $10.7 million) valued using multiple observable inputs were transferred to the Level 2 category.

	June 30, 2009
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal	Corporate	Asset-backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance March 31, 2009	$9,581	$28,303	$760	$72	$45,229	$13,173	$97,118
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	119	—	119
Realized investment gains (losses)	—	—	—	—	—	—	—
Included in other comprehensive income	(577)	(170)	(1)	—	—	837	89
Purchases, sales or settlements	(50)	(4,914)	—	—	407	72	(4,485)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(169)	—	—	—	—	(169)

Balance June 30, 2009	$8,954	$23,050	$759	$72	$45,755	$14,082	$92,672

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$119	$—	$119

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)

	June 30, 2009
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal	Corporate	Asset-backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance January 1, 2009	$—	$36,472	$1,327	$357	$—	$14,576	$52,732
Total gains (losses), realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	119	—	119
Realized investment gains (losses)	—	(327)	—	(285)	—	(536)	(1,148)
Included in other comprehensive income	(1,021)	(231)	(32)	—	—	76	(1,208)
Purchases, sales or settlements	(50)	(10,695)	(21)	—	407	(34)	(10,393)
Transfers in	10,025	2,000	—	—	45,229	—	57,254
Transfers out	—	(4,169)	(515)	—	—	—	(4,684)

Balance June 30, 2009	$8,954	$23,050	$759	$72	$45,755	$14,082	$92,672

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$(327)	$—	$(285)	$119	$(536)	$(1,029)

     Transfers into Level 3 for the three and six months ended June 30, 2009 include:
•	A corporate bond valued at $2 million. The bond was valued using multiple observable inputs at December 31, 2008. At March 31, 2009 and June 30, 2009, such information was not available and the bond was valued using a single broker dealer quote.

•	Municipal bonds totaling $10 million. The bonds were valued using multiple observable inputs at December 31, 2008. Such inputs were unavailable in 2009 and the bonds were valued using a pricing model at March 31, 2009 and June 30, 2009.

•	Interests in private investment funds accounted for under the equity method. The interests were not included in the fair value table at December 31, 2008, but were included as of March 31, 2009 and June 30, 2009 in order to comply with GAAP guidance issued in 2009 specifying that such valuation constitutes valuation at fair value. At both March 31, 2009 and June 30, 2009 the interests were valued using the net asset value provided by fund management.
     Transfers from Level 3 for the three and six months ended June 30, 2009 include:
•	A private placement bond valued at $4 million that was a new issue during 2008. There was no active market for the security or nearly identical security during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the security.

•	A corporate bond valued at $169,000. The bond was valued using a pricing model at both December 31, 2008 and March 31, 2009 due to the unavailability of multiple observable inputs. Multiple observable inputs were available at June 30, 2009 for use in valuing the bond.

•	Asset-backed securities having a value of $515,000. There was no active market for the securities during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)

	June 30, 2010
	Level 3 Fair Value Measurements — Liabilities
		Interest
	2019 Note	rate swap
(In thousands)	Payable	agreement	Total

Liabilities
Balance March 31, 2010	$15,296	$3,175	$18,471
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	(113)	1,109	996
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(76)	—	(76)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2010	$15,107	$4,284	$19,391

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(113)	$1,109	$996

	June 30, 2010
	Level 3 Fair Value Measurements — Liabilities
		Interest
	2019 Note	rate swap
(In thousands)	Payable	agreement	Total

Liabilities
Balance January 1, 2010	$14,740	$2,937	$17,677
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	518	1,347	1,865
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(151)	—	(151)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2010	$15,107	$4,284	$19,391

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$518	$1,347	$1,865

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)

	June 30, 2009
	Level 3 Fair Value Measurements — Liabilities
		Interest rate
	2019 Note	swap
(In thousands)	Payable	agreement	Total

Liabilities
Balance March 31, 2009	$—	$—	$—
Total gains (losses) realized and unrealized:
Included in earnings as a part of net realized investment gains (losses)	(1,297)	1,388	91
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(12,606)	(4,689)	(17,295)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2009	$(13,903)	$(3,301)	$(17,204)

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(1,297)	$1,388	$91

	June 30, 2009
	Level 3 Fair Value Measurements — Liabilities
		Interest rate
	2019 Note	swap
(In thousands)	Payable	agreement	Total

Liabilities
Balance January 1, 2009	$—	$—	$—
Total gains (losses) realized and unrealized:
Included in earnings as a part of net realized investment gains (losses)	(1,297)	1,388	91
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(12,606)	(4,689)	(17,295)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2009	$(13,903)	$(3,301)	$(17,204)

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(1,297)	$1,388	$91

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
3. Fair Value Measurement (continued)
Fair Value Option Elections
     ProAssurance accounts for the 2019 Note Payable at fair value, see Note 9 of the Notes to the Condensed Consolidated Financial Statements. The 2019 Note Payable has a related interest rate swap intended to mitigate the market risk of future interest rate changes on the 2019 Note Payable. The interest rate swap is carried at fair value with changes in fair value recorded in net realized gains (losses). Electing the fair value option allows ProAssurance to account for the note payable at fair value, which is more consistent with management’s view of the underlying economics and reduces the inconsistency that would otherwise result from carrying the note payable on an amortized cost basis and the interest rate swap at fair value. As of June 30, 2010, the 2019 Note Payable had a fair value of $15.1 million recorded in Long-term Debt and an outstanding principal balance of $17.6 million. During the second quarter of 2010, the fair value of the 2019 Note Payable decreased by $113,000 and the fair value of the interest rate swap liability increased by $1.1 million; on a net basis, a loss of $996,000 was recognized related to the changes in fair value. Year-to-date in 2010, the fair value of the 2019 Note Payable increased by $518,000 and the fair value of the interest rate swap liability increased by $1.3 million; on a net basis, a loss of $1.9 million was recognized related to the changes in fair value. Gains or losses from changes in the fair value of the 2019 Note Payable and related interest rate swap are included in net realized investments gains (losses) on the ProAssurance income statement.
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$201,195	$8,267	$(72)	$209,390
U.S. Agency obligations	60,107	4,382	(5)	64,484
State and municipal bonds	1,267,808	60,231	(780)	1,327,259
Corporate bonds	1,079,402	60,945	(3,727)	1,136,620
Residential mortgage-backed securities	533,228	32,242	(7,140)*	558,330
Commercial mortgage-backed securities	105,440	2,994	(298)	108,136
Other asset-backed securities	51,345	1,641	(89)	52,897

	3,298,525	170,702	(12,111)	3,457,116
Equity securities	2,572	883	(165)	3,290

	$3,301,097	$171,585	$(12,276)	$3,460,406

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
4. Investments (continued)

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$149,937	$4,874	$(1,267)	$153,544
U.S. Agency obligations	64,837	2,371	(182)	67,026
State and municipal bonds	1,400,293	51,977	(3,621)	1,448,649
Corporate bonds	1,040,896	38,871	(5,755)	1,074,012
Residential mortgage-backed securities	545,687	22,183	(11,007)*	556,863
Commercial mortgage-backed securities	93,941	1,074	(2,448)	92,567
Other asset-backed securities	48,761	1,749	(176)	50,334

	3,344,352	123,099	(24,456)	3,442,995
Equity securities	2,572	1,028	(21)	3,579

	$3,346,924	$124,127	$(24,477)	$3,446,574

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $5.6 million at both June 30, 2010 and December 31, 2009.
     The recorded cost basis and estimated fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

			Due after	Due after
			one year	five years
	Amortized	Due in one	through	through ten	Due after	Total Fair
(In thousands)	Cost	year or less	five years	years	ten years	Value

Fixed maturities, available for sale
U.S. Treasury obligations	$201,195	$22,581	$98,340	$84,838	$3,631	$209,390
U.S. Agency obligations	60,107	1,213	41,507	21,058	706	64,484
State and municipal bonds	1,267,808	39,289	288,884	637,487	361,599	1,327,259
Corporate bonds	1,079,402	106,492	645,113	362,814	22,201	1,136,620
Residential mortgage-backed securities	533,228					558,330
Commercial mortgage-backed securities	105,440					108,136
Other asset-backed securities	51,345					52,897

	3,298,525					3,457,116
Equity securities, available for sale	2,572					3,290

	$3,301,097					$3,460,406

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
4. Investments (continued)
Other Investments
     ProAssurance has Other Investments comprised of the following:

	June 30	December 31
(In millions)	2010	2009

Equity interests in private investment funds, at cost; estimated fair value of $32.6 and $27.0, respectively	$30.7	$29.1
Federal Home Loan Bank (FHLB) capital stock, at cost	5.2	5.2
High yield asset-backed securities, at fair value (amortized cost of $9.9 and $19.4, respectively)	11.6	10.9
Other, at cost	0.4	2.1

Other Investments, total	$47.9	$47.3

     FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
     At both June 30, 2010 and December 31, 2009 ProAssurance had a direct beneficial interest in certain high yield asset-backed securities held in a separate interest of a private investment fund; the securities had previously been directly owned by ProAssurance. The fund dissolved in July 2010 and returned the securities to ProAssurance. Management has concluded that the securities will be sold. Accordingly, during the three months ended June 30, 2010 ProAssurance recognized impairment losses related to the securities of $4.9 million and reclassified against earnings impairment losses of $2.1 million related to the securities that had previously been recognized in OCI. As of June 30, 2010 no unrealized losses are carried in OCI related to the securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
4. Investments (continued)
     The following table provides summarized information with respect to investments held in an unrealized loss position at June 30, 2010, including the length of time the investment has been held in a continuous unrealized loss position.

	June 30, 2010
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$13,025	$(72)	$11,135	$(60)	$1,890	$(12)
U.S. Agency obligations	1,416	(5)	710	(1)	706	(4)
State and municipal bonds	35,530	(780)	22,410	(314)	13,120	(466)
Corporate bonds	68,210	(3,727)	47,123	(810)	21,087	(2,917)
Residential mortgage-backed securities	43,117	(7,140)	17,485	(1)	25,632	(7,139)
Commercial mortgage-backed securities	8,409	(298)	6,767	(2)	1,642	(296)
Other asset-backed securities	699	(89)	—	—	699	(89)

	$170,406	$(12,111)	$105,630	$(1,188)	$64,776	$(10,923)

Equity securities, available for sale	$885	$(165)	$741	$(142)	$144	$(23)

Equity interests in private investment funds, included in Other Investments, carried at cost of $19.7 million	$16,511	$(3,189)	$—	$—	$16,511	$(3,189)

     Management does not intend to sell and believes ProAssurance will not be required to sell any of the fixed maturity securities held in an unrealized loss position before their anticipated recovery.
     As of June 30, 2010, there are 144 debt securities (6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 121 issuers. Management has evaluated the securities and has concluded that the securities have not suffered an other-than-temporary impairment in value. The single greatest unrealized loss position is approximately $2.0 million; the second greatest unrealized loss position is approximately $1.1 million. The unrealized losses shown in the table are primarily attributable to higher market yields relative to the book yields of the securities. Each fixed maturity security has paid all scheduled contractual payments and was assessed as to whether it would continue to do so. Asset-backed securities were modeled to determine if they would maintain assumed cash flows using six-month historical performance data from the collateral (loans) underlying the security, if available, or sector based assumptions if not.
     Management has evaluated the equity interests in private investment funds for impairment. These interests are not considered to have suffered an other-than-temporary impairment in value because management expects the future cash flows from the equity interest to equal or exceed the carrying value of the equity interest. Management does not intend to sell and believes ProAssurance will not be required to sell the equity interests held in an unrealized loss position before their anticipated recovery.
     The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which the non-credit portion of the other-than-temporary impairment is recorded in Other Comprehensive Income.

	Three Months	Six Months
	Ended	Ended
(In thousands)	June 30, 2010	June 30, 2010

Balance beginning of period	$3,368	$2,068

Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	17
OTTI has been previously recognized	2,127	3,410

Reductions due to:
Securities sold during the period (realized)	—	—
Securities which will be sold in coming periods	(3,410)	(3,410)
Securities for which it has become more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—

Balance June 30, 2010	$2,085	$2,085

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
4. Investments (continued)
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2010	2009	2010	2009

Total other-than-temporary impairment losses(1):
Residential mortgage-backed securities	$—	$(247)	$(23)	$(2,703)
Corporate bonds	—	(2,189)	—	(3,733)
Equities	—	—	—	(422)
Equity interest in a private investment fund	—	—	(3,373)	—
High yield asset-backed securities, beneficially owned	(4,912)	—	(8,983)	(536)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	172	6	172
High yield asset-backed securities, beneficially owned	(2,128)	—	—	—

Net impairment losses recognized in earnings	(7,040)	(2,264)	(12,373)	(7,222)
Gross realized gains, available-for-sale securities(3)	7,981	3,806	10,097	6,556
Gross realized (losses), available-for-sale securities(3)	(141)	(855)	(201)	(1,441)
Net realized gains (losses) sales of short-term	—	10	—	10
Reserve for loss on investment receivable (2)	—	—	—	(3,090)
Net realized gains (losses), trading securities	4,092	82	4,900	(17)
Change in unrealized holding gains (losses), trading securities	(7,397)	4,214	(6,462)	2,660
Increase in the fair value of liabilities carried at fair value	(996)	91	(1,866)	91

Net realized investment gains (losses)	$(3,501)	$5,084	$(5,905)	$(2,453)

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings.

(2)	Relates to amounts due from Reserve Primary Fund. Subsequent recoveries from the Reserve Primary Fund exceeded estimated amounts, and the loss was reversed in the fourth quarter of 2009.

(3)	Reclassified from OCI, net of tax at a 35% rate.
     As previously discussed, ProAssurance recognized impairment losses in earnings during the three months ended June 30, 2010 totaling $7.0 million (including $2.1 reclassified from OCI) related to certain high-yield asset-backed securities because Management intends to sell the securities. Impairment losses recognized related to these securities totaled $9.0 million for the six months ended June 30, 2010.
     ProAssurance recognized an impairment of $3.4 million in the first six months of 2010 related to its interest in a private investment fund, accounted for on a cost basis. The fund has reported realized losses on the sale of securities, and ProAssurance has reduced the carrying value of its interest in the fund in recognition of its pro rata share of those losses.
     Proceeds from the sales of available-for-sale securities during the six months ended June 30, 2010 and 2009 are $393.3 million and $157.3 million, respectively. Purchases of available-for-sale securities were $458.3 million and $435.1 million during the six months ended June 30, 2010 and 2009, respectively.
5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
6. Deferred Policy Acquisition Costs
     Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
     Amortization of deferred policy acquisition costs are $14.7 million and $29.0 million for the three and six months ended June 30, 2010, respectively, and $12.2 million and $23.7 million for the three and six months ended June 30, 2009, respectively.
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
     ProAssurance recognized favorable net loss development of $37.5 million and $62.5 million related to previously established reserves for the three and six months ended June 30, 2010, respectively. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2008 accident years.
     For the three and six months ended June 30, 2009, ProAssurance recognized favorable net loss development of $37.0 million and $55.5 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2007.
8. Commitments and Contingencies
     ProAssurance is involved in various legal actions related to insurance policies and claims handling, including but not limited to claims asserted by policyholders. ProAssurance has considered such legal actions in establishing its loss and loss adjustment expense reserves. The outcome of such legal actions is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may result in unfavorable rulings; any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available to its insureds; and ProAssurance may become a party to bad faith litigation over the payment of any judgment above an insured’s policy limits. ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, the ultimate cost of resolving these legal actions may differ from the reserves established, and the resulting difference could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
9. Long-term Debt
     ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	June 30	December 31
	2010	2009

Trust Preferred Securities/ Trust Preferred Subordinated Debentures due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.3% at June 30, 2010). Estimated fair value at June 30, 2010 is $23.0 million.	$22,992	$22,992

Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.3% at June 30, 2010). Estimated fair value at June 30, 2010 is $12.0 million.	12,000	12,000

Note Payable due February 2019, carried at fair value, principal of $17.6 million. Secured by available-for-sale securities having a fair value at June 30, 2010 of approximately $27.1 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	15,107	14,740

Surplus Note due February 2012, unsecured, principal of $517,000 net of an unamortized discount of $30,000 at June 30, 2010 and $46,000 at December 31, 2009. Bears interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at June 30, 2010). Estimated fair value at June 30, 2010 is $515,000.	487	471

	$50,586	$50,203

Credit Facility
     ProAssurance’s PICA subsidiary has a revolving credit facility with a bank in the amount of $3.0 million which expired on August 1, 2010, and was not renewed.
Interest Rate Swap
     ProAssurance, through its PICA subsidiary, is party to an interest rate swap agreement (the swap) with the 2019 Note Payable issuing bank, the purpose of which is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The swap fixes the interest rate related to the 2019 Note Payable at 6.6%. The swap will terminate February 1, 2019. The notional amount of the swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The fair value of the interest rate swap at June 30, 2010 is $4.3 million and is classified within Other Liabilities.
Fair Values
     The fair values stated in the schedule above are based on the present value of expected underlying cash flows of the debt, discounted at rates available at June 30, 2010 for similar debt issued by entities with a similar credit standing to ProAssurance or, if issued by an insurance subsidiary, the subsidiary issuing the debt.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2009 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
10. Shareholders’ Equity
     At June 30, 2010 and December 31, 2009, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At June 30, 2010, the Board has not approved the issuance of preferred stock.
     At June 30, 2010, prior authorizations from the Board for the repurchase of common shares or the retirement of outstanding debt of approximately $76.2 million remain available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
     ProAssurance repurchased approximately 674,000 common shares, having a total cost of $39.2 million, during the six months ended June 30, 2010, all in the second quarter. ProAssurance repurchased approximately 840,000 common shares, having a total cost of $36.1 million during the six months ended June 30, 2009 (including approximately 397,000 shares at a total cost of $17.4 million during the three months ended June 30, 2009). ProAssurance reissued 100,533 treasury shares, having a cost basis of approximately $5.0 million, during the first quarter of 2009 as part of the consideration for acquisitions in the quarter.
     Share-based compensation expense is $1.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively, and $1.8 million and $3.2 million for the three and six months ended June 30, 2009, respectively. Related tax benefits are $520,000 and $1.0 million for the three and six months ended June 30, 2010, respectively, and $646,000 and $1.1 million for the three and six months ended June 30, 2009, respectively.
     ProAssurance granted approximately 28,000 shares of restricted stock units to employees in February 2010. The awards 100% vest three years from the grant date, based on a service requirement. The fair value of each unit was estimated at $53.32, equal to the market value of a ProAssurance common share on the date of grant.
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
     ProAssurance issued approximately 40,000 and 37,000 common shares to employees in February 2010 and 2009, respectively, as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
11. Variable Interest Entities
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
     The entities are all private investment funds, most of which were formed for the purpose of achieving diversified equity and debt returns; a few are private investment funds formed to provide investment returns through the transfer of tax credits. In those instances where ProAssurance holds a minor interest in the fund, ProAssurance accounts for its interest on a cost basis. Cost basis investments are included in Other Investments and have a carrying value of $31.1 million at both June 30, 2010 and December 31, 2009. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $79.3 million at June 30, 2010 and $48.5 million at December 31, 2009.
     At June 30, 2010 and December 31, 2009 ProAssurance held a direct and beneficial interest in certain high yield asset-backed bonds contributed to an investment fund created for the purpose of managing such investments. Under GAAP, this interest was considered to represent an interest in a separate VIE (commonly referred to as a silo), of which ProAssurance was the primary beneficiary. ProAssurance therefore consolidated its interest in these securities. The securities were included in Other Investments at fair value ($11.6 million and $10.9 million at June 30, 2010 and December 31, 2009, respectively). See Note 4 of the Notes to the Condensed Consolidated Financial Statements.
12. Earnings Per Share
     Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance share awards and restricted stock units have vested.
     Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were considered to be dilutive during the three months ended June 30, 2010. During the three months ended June 30, 2009 approximately 491,000 outstanding options were not considered to be dilutive. Approximately 116,000 and 491,000 of ProAssurance’s outstanding options, on average, were not considered to be dilutive during the six-month periods ended June 30, 2010 and 2009, respectively.

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
     We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Our internal actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries. We also engage external actuaries to review our data semi-annually and provide us with their observations regarding our data and the adequacy of our established reserve, believing that the external actuaries provide an independent view of our loss data as well as a broader perspective on industry loss trends.

     Any adjustments resulting from our review process are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made, as has been the case in 2010 and 2009.
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
     We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2010 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
     We value a substantial portion of our investments at fair value as shown in the table below. The table also provides the distribution of our investments based on GAAP fair value hierarchies.

				Total
	Level 1	Level 2	Level 3	Investments

Fair Value	6%	89%	3%	98%
Cost or cash surrender value				2%

Total Investments				100%

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity, equity and short-term securities investments are carried at fair value.
     Because of the number of securities we own and the complexity and cost of developing accurate fair values internally, we utilize independent pricing services to assist us in establishing fair values. The pricing services provide fair values based on exchange traded prices, if an exchange price is available. If an exchange traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate the fair value for our security. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose valuation methodology that is appropriate for the asset class and available data.
     The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied price versus market yields observed in the market place. If a supplied value is deemed unreasonable, we discuss the valuation in question with the pricing service and will make adjustments if deemed necessary. To date, we have not adjusted any values supplied by the pricing services.
     The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.
     As of June 30, 2010, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
     With the exception of certain government bonds, most fixed income securities do not trade daily and thus exchange traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data; including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers, and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. A large portion of our fixed income securities are valued at fair value using available market information. In accordance with GAAP, for disclosure purposes we classify any security that has been valued based on multiple market observable inputs as a Level 2 security.
     When a pricing service does not provide a value, management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. In accordance with GAAP, for disclosure purposes we classify securities that are valued using limited observable inputs as Level 3 securities.
     We hold interests in private investment funds (non-public investment partnerships and limited liability companies) some of which are accounted for under the cost method and some of which are accounted for under the equity method, depending on our presumed degree of influence over the operating and financial policies of the fund. We value these interests, which at June 30, 2010 total $57.5 million or 1% of total investments, based on quarterly net asset values provided to us by fund managers, which approximate fair value. In accordance with GAAP, for disclosure purposes we classify interests valued in this manner as Level 3 securities.
     We also hold interests in tax credit partnerships. Tax credit partnerships are established for the purpose of investing in projects eligible for tax credits (principally low-income housing) and the primary return on the investment is in the form of tax credits. We have invested $21.8 million in tax credit partnerships which are accounted for under the equity method.
     Our investments that are not valued at fair value include:
–	Interests in private investment funds having a carrying value of $36.3 million at June 30, 2010; valued at cost.

–	Business owned life insurance policies having a carrying value of $65.8 million at June 30, 2010, valued at cash surrender value.

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
     Our investment in tax credit partnerships are evaluated for OTTI by comparing cash flow projections of future operating results of the underlying projects generating the tax credits to our recorded basis, and considering our ability to utilize the tax credits from the investments.

     We also evaluate our holdings of Federal Home Loan Bank (FHLB) securities for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the reported operating results of the current period.
Deferred Policy Acquisition Costs
     Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period.
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
Goodwill
     We make at least an annual assessment as to whether the value of our goodwill asset is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. We operate in a single operating segment. Our segment components are economically similar, and we consider ProAssurance to be one reporting unit for the purposes of evaluating goodwill. We estimate the fair value of our reporting unit on the evaluation date based on ProAssurance’s market capitalization and an expected premium that would be paid to acquire control of the company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We did not record any impairment of goodwill as of our last evaluation date, October 1, 2009, and do not believe there has been any event or change of circumstances that would indicate that a re-evaluation of goodwill is required as of June 30, 2010.
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
     The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income (OCI). Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. We adopted the revised guidance as of the beginning of the quarter ended June 30, 2009. As of April 1, 2009, our debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, we reclassified these non-credit losses, net of tax, from retained earnings to accumulated comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).
Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $228 million during 2010 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. As of June 30, 2010, $61 million of the permitted dividends have been paid and another $8 million was paid in July 2010. Additionally, we have requested approval for one of our insurance subsidiaries to pay a $17 million extraordinary dividend. At June 30, 2010, we held cash and investments of approximately $236.0 million outside of our insurance subsidiaries that are available for use without regulatory approval.
Acquisitions
     In the first quarter of 2009 we acquired 100% of the outstanding shares of Mid-Continent General Agency, Inc., now ProAssurance Mid-Continent Underwriters, Inc., (Mid-Continent), and Georgia Lawyers Insurance Company (Georgia Lawyers), since merged with our subsidiary ProAssurance Casualty Company, as a means of expanding our professional liability business. These acquisitions were not material to ProAssurance individually or in the aggregate.
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
     See Note 3 of the Notes to the Consolidated Financial Statements in our 2009 Form 10-K for detailed information regarding the PICA transaction, including a summarized listing of the assets acquired and liabilities assumed.

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
     Our operating activities provided positive cash flows of approximately $75.9 million and $13.4 million for the six months ended June 30, 2010 and 2009, respectively. Operating cash flows for 2010 and 2009 compare as follows:

Cash Flow
Increase
(In millions)	(Decrease)
Cash provided by operating activities six months ended June 30, 2009	$13
Increase (decrease) in operating cash flows during 2010:
Increase in premium receipts (1)	12
Decrease in losses paid (2)	21
Increase in reinsurance recoveries (3)	5
Decrease in Federal and state income tax payments (4)	17
Other amounts not individually significant, net	8

Cash provided by operating activities six months ended June 30, 2010	$76

(1)	The increase in premium receipts reflects an increase of approximately $22 million due to an additional three months of PICA activity in 2010 partially offset by a decline of approximately $10 million that is due to lower written premiums at our other subsidiaries.

(2)	The decrease in losses reflect lower paid losses at our subsidiaries other than PICA of approximately $36 million offset by an increase in PICA losses paid of $16 million that is principally due to an additional three months of PICA activity in 2010. The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

(3)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying losses.

(4)	In both years, tax payments consisted primarily of the final estimated tax payment for the prior tax year. In 2008 a large portion of taxable income for the year was earned in the fourth quarter; in 2009 taxable income was earned more ratably throughout the year. Consequently, the final estimated tax payment for the 2008 tax year was larger than the final estimated tax payment for the 2009 tax year.

Investment Exposures
     The following table provides summarized information regarding our investments as of June 30, 2010:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Average	% Total
(In thousands)	Value	Gains	Losses	Rating	Investments

Fixed Maturities
Government
U.S. Treasury	$209,390	$8,267	$(72)	AAA	5%
U.S. Agency	64,484	4,382	(5)	AAA	2%

Total government	273,874	12,649	(77)	AAA	7%

State and Municipal Bonds	1,327,259	60,231	(780)	AA	33%

Corporate Bonds
Financial institutions	265,291	11,089	(1,559)	A+	7%
FDIC insured	66,538	1,405	—	AAA	2%
Communications	61,777	3,734	(100)	A-	2%
Utilities	87,708	5,858	(517)	A	2%
Energy	36,337	3,420	(111)	BBB+	1%
Industrial	538,221	32,535	(824)	A	14%
Transportation	27,107	1,900	—	A-	1%
Other	53,641	1,004	(616)	BBB-	1%

Total corporate bonds	1,136,620	60,945	(3,727)	A	29%

Asset-backed Securities
Agency mortgage-backed securities	506,568	28,634	(1)	AAA	13%
Non-agency mortgage-backed securities	34,375	2,703	(1,611)	BBB	1%
Subprime(1)	8,145	—	(2,217)	see note	—
Alt-A(2)	9,242	905	(3,311)	see note	—
Commercial mortgage-backed securities	108,136	2,994	(298)	AAA	3%
Credit card	24,586	861	—	AAA	1%
Automobile	16,108	221	—	AAA	—
Other	12,203	559	(89)	AA+	—

Total asset-backed securities	719,363	36,877	(7,527)	AA+	18%

Total fixed maturities	3,457,116	170,702	(12,111)	AA-	87%

Equities
Equity-common only
Financial	7,122	145	(13)		—
Energy	4,874	57	—		—
Consumer cyclical	1,180	87	(13)		—
Consumer non-cyclical	3,937	199	(3)		—
Technology	2,257	98	(62)		—
Industrial	1,452	279	—		—
Communications	1,201	3	—		—
All Other	5,138	15	(74)		—

Total equities	27,161	883	(165)		1%

Short-Term	288,921	—	—		7%

BOLI	65,825	n/a	n/a	AA-	2%

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	21,778	n/a	n/a		1%
Private fund–primarily invested in high yield asset-backed securities(3)	33,041	—	—		1%
Private fund–primarily invested in long/short equities	18,398	—	—		—
Private fund–primarily invested in non-public equities	6,049	—	—		—

Total investment in unconsolidated subsidiaries	79,266	—	—		2%

Other Investments
High yield asset-backed securities, held in a private investment fund(4)	11,602	1,680	—		—
Federal Home Loan Bank capital stock	5,190	n/a	n/a		—
Private fund–primarily invested in distressed debt	19,700	n/a	n/a		—
Private fund–primarily invested in long/short equities	11,010	n/a	n/a		—
Other	383	n/a	n/a		—

Total other investments	47,885	1,680	—		1%

Total Investments	$3,966,174	$173,265	$(12,276)		100%

(1)	2% AAA, 36% AA, 24% A, 38% BBB or below

(2)	18% are AAA rated, 2% are AA, 8% are A, 72% are CCC or below

(3)	Includes subprime securities with a fair value of $2.9 million

(4)	Includes subprime securities with a fair value of $740,000 (recorded cost basis of $650,000; average rating of BBB)

     A detailed listing of our investment holdings as of June 30, 2010 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. We anticipate that between $75 million and $90 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to net paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     We held cash and short-term securities of $334.2 million at June 30, 2010 as compared to $227.7 million at December 31, 2009. We have elected to increase our liquidity in order to have more flexibility in allocating capital among our insurance and holding company subsidiaries. A portion of the increase in cash balances was achieved by reducing our investment in state and municipal bonds by approximately $150 million in the later half of the second quarter.
     We sold approximately $20 million of our trading portfolio equity securities, principally those acquired in the PICA transaction, during the second quarter of 2010. We increased our investment in certain private investment funds by $10 million in order to take advantage of specific investment strategies that have proved to be successful in the past.
     We have invested $20 million in tax credit limited partnerships during 2010. These partnerships are designed to provide returns via the transfer of tax operating losses and tax credits to their partners. All of the interests will be accounted for using the equity method. Our pro rata share of partnership operating losses will be included in earnings each period as a part of equity in unconsolidated subsidiaries; our pro rata share of tax credits and the tax benefits associated with the operating loss will be recognized as a reduction of tax expense. We plan to increase our investment in tax credit partnerships by up to an additional $30 million during the remainder of 2010.
     Our investment portfolio continues to be composed of high quality fixed income securities with approximately 97% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2010 is 4.1 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.8 years.
     At June 30, 2010 we directly held asset-backed securities with a fair value of $719.4 million (recorded cost basis of $690 million). In performing our OTTI assessment of asset-backed securities, management projects expected cash flows, making assumptions regarding expected default rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an OTTI is realized for the difference between the book value and present value of the anticipated cash flows in accordance with generally accepted accounting principles. Our judgments about future default rates, the timing of expected cash flows, and the estimated value of collateral may not prove over time to be accurate, and we may experience losses on asset-backed securities that are greater or less than what we are currently projecting.
     We hold three positions in financial institution fixed maturity securities for which the position held has a fair value that exceeds $20 million. The aggregate fair value of these three positions totals $87.0 million ($84.3 million recorded cost basis), of which $40.1 million is FDIC backed.

     At June 30, 2010 we held fixed maturity securities with pretax net unrealized gains of approximately $159 million as compared to pretax net unrealized gains of $99 million as of December 31, 2009. The improvement is primarily due to lower market interest rates, as well as a reduction in credit spreads.
     As discussed in Note 4 to the Condensed Financial Statements, at June 30, 2010 Other Investments includes a direct beneficial interest in certain high-yield asset backed securities (fair value of $11.6 million) held in a separate interest of a private investment fund. Investment in Unconsolidated Subsidiaries includes a joint interest in that same fund; the joint interest has a fair value at June 30, 2010 of $33.0 million. The fund was dissolved in July, 2010 and the securities held in the separate interest were returned to us. To date we have received cash of $28.8 million and securities having a fair value of $3.0 million as distributions from the joint interest.
     We have requested redemption of approximately $16 million of our BOLI investment, which will be paid to us in November 2010. We previously had not intended to redeem the BOLI, and had treated increases in the cash surrender value as tax-exempt. Redemption will result in a tax liability of approximately $1.3 million, which we recognized during the second quarter of 2010.
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

Debt
     Our long-term debt as of June 30, 2010 is comprised of the following:

				Carrying Value
(In thousands, except %)	Contractual Rate		Outstanding Principal	June 30, 2010
2034 Trust Preferred Securities/Debentures	4.3	% (1)	$22,992	$22,992
2034 Surplus Notes	4.3	% (1)	12,000	12,000
2019 Note Payable(2)	6.6	% (3)	17,589	15,107
2012 Surplus Note	3.3	% (4)	517	487

				$50,586

(1)	Adjusted quarterly based on LIBOR

(2)	Both the 2019 Note Payable and the related interest rate swap are valued at fair value. See Note 9 of the Notes to the Condensed Consolidated Financial Statements

(3)	The related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 9 of the Notes to the Condensed Consolidated Financial Statements

(4)	Adjusted quarterly based on the U.S. prime rate
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
Treasury Stock
     We repurchased approximately 674,000 common shares having a total cost of $39.2 million during the six-month period ended June 30, 2010, all in the second quarter. At June 30, 2010, prior authorizations from our Board of Directors for the repurchase of common shares or the retirement of outstanding debt of approximately $76.2 million remain available for use.
Litigation
     We are involved in various legal actions related to our insurance activities which we consider in our evaluation of our reserve for losses. We also have other direct actions against the company which we evaluate and account for as a part of our other liabilities.
     In accordance with GAAP for insurance entities, claim-related actions are considered as a part of our loss reserving process. We evaluate the likely outcomes from these actions giving consideration to the facts and laws applicable to each case, appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical claims resolution practices. This data is then considered in the overall evaluation of our reserve for losses.
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

The Patient Protection and Affordable Care Act of 2010; The Dodd-Frank Wall Street Reform and Consumer Protection Act
     The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform bill, was passed and signed into law in March 2010. While the general provisions of the Healthcare Reform bill are known, specific regulations to implement the reforms are just now being written, so we cannot predict with any certainty the effect that Healthcare Reform will have on our business. However, as changes in the healthcare system are phased in between now and 2013, we believe we could see a range of changes that affect our business.
     Additionally, the Healthcare Reform bill is a complex document that contains numerous administrative provisions that deal with non-healthcare matters. Regulations to implement these provisions are being developed and may impose additional administrative burdens that will increase our operating costs.
     The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed in July 2010. The provisions of the bill do not appear to directly affect our business. However, the bill establishes new regulatory oversight of financial institutions. As detailed regulations are developed to implement the provisions of the bill, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.

Overview of Results–Three and Six Months Ended June 30, 2010 and 2009
     Net income is $40.4 million and $78.5 million for the three and six months ended June 30, 2010, respectively, as compared to $53.9 million and $82.2 million for the same respective periods in 2009. Net income per diluted share is $1.23 and $2.40 for the three and six months ended June 30, 2010, respectively, (as compared to $1.62 and $2.46 for the same respective periods in 2009).
     Results from the three and six months ended June 30, 2010 and 2009 compare as follows:
Premiums
     Net premiums earned decreased during the three-month period of 2010 by approximately $2.3 million or 1.8% due to the effects of a competitive market place and rate reductions resulting from improved loss trends. The 2010 six-month period increased by $17.2 million or 7.4%, which reflects $23.5 million of additional premium from PICA, primarily attributable to three additional months of activity in 2010, partially offset by declines of $6.3 million at our other subsidiaries, attributable to competitive pressures and rate reductions.
Net Investment Income; Net Realized Investment Gains (Losses)
     Our 2010 net investment results (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $1.9 million, or 4.8%, for the three-month period, principally due to lower earnings from fixed income securities. Results for the 2010 six-month period increased by $5.6 million, or 7.6%, primarily due to an increase in earnings from unconsolidated subsidiaries. Average yields decreased during the 2010 six-month period, but the effect was offset by higher average invested balances.
     Net realized investment losses decreased earnings in 2010 by $3.5 million for the three-month period and by $5.9 million for the six-month period. In 2009, net realized investment gains increased earnings by $5.1 million for the three-month period, but net realized investment losses decreased earnings by $2.5 million for the six-month period.
Expenses
     Net losses increased by $1.5 million, or 2.2%, in the 2010 three-month period due to additional current accident year losses of $2.0 million offset by increased favorable loss development of $500,000. Net losses increased by $11.1 million, or 8.2%, in the 2010 six-month period due to additional current accident year losses of $18.1 million offset by increased favorable loss development of $7.0 million. The increase in current accident year losses in the six-month period is primarily attributable to an additional three months of PICA activity in 2010.
     Underwriting, acquisition and insurance expenses increased in 2010 by $1.6 million or 5.4% for the three-month period and $8.9 million or 16.4% for the six-month period. Expenses were higher in 2010 because of higher policy acquisition costs and a cost reduction in 2009 related to payment of a judgment; the effect of the expense increases was partially offset by PICA transaction expenses incurred only in 2009. The 2010 six-month period also includes three additional months of PICA activity.
Ratios
     Our net loss ratio increased in 2010 by 2.1 points for the three-month period and increased by 0.4 points for the six-month period. The increase is due to higher current accident year loss ratios in 2010, the effect of which, for the six-month period was largely offset by higher favorable development.
     Our expense ratio increased in 2010 by 1.7 points for the three-month period and by 1.8 points for the six-month period. The increase primarily reflects higher average policy acquisition costs and the effect of lower net earned premiums at our subsidiaries other than PICA.

     Our operating ratio increased in 2010 by 5.3 points and 4.3 points for the three- and six-month period, respectively, reflecting the increases to the net loss and expense ratios and declines in the investment ratio of approximately 1.5 points and 2.1 points for the three- and six-month period, respectively.
     Return on equity is 9.1% for the 2010 three-month period and 9.0% for the six-month period on an annualized basis.
Book Value per Share
     Our book value per share at June 30, 2010 is $56.31 compared to $52.59 at December 31, 2009. The change reflects our 2010 income, the increase in accumulated other comprehensive income and a benefit from treasury share purchases. Due to the size of our Shareholders’ Equity (approximately $1.8 billion at June 30, 2010), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.
Non-GAAP Financial Measures
     Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of realized gains or losses, guaranty fund assessments. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
     The following table is a reconciliation of Net income to Operating income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2010	2009	2010	2009

Net income	$40,381	$53,881	$78,493	$82,248
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	3,501	(5,084)	5,905	2,453
Guaranty fund (recoupments) assessments	(616)	(289)	(750)	(478)

Pre-tax effect of exclusions	2,885	(5,373)	5,155	1,975

Tax effect, at 35%	(1,010)	1,881	(1,804)	(691)

Operating income	$42,256	$50,389	$81,844	$83,532

Per diluted common share:
Net income	$1.23	$1.62	$2.40	$2.46
Effect of exclusions	0.06	(0.10)	0.10	0.04

Operating income per diluted common share	$1.29	$1.52	$2.50	$2.50

Results of Operations-Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in thousands, except share data)	2010	2009	Change	2010	2009	Change

Revenues:
Gross premiums written	$98,522	$111,612	$(13,090)	$255,699	$266,156	$(10,457)

Net premiums written	$88,868	$100,542	$(11,674)	$234,089	$242,929	$(8,840)

Premiums earned	$135,933	$139,182	$(3,249)	$270,204	$254,736	$15,468
Premiums ceded	(10,535)	(11,438)	903	(21,379)	(23,102)	1,723

Net premiums earned	125,398	127,744	(2,346)	248,825	231,634	17,191
Net investment income	37,081	39,697	(2,616)	74,709	74,266	443
Equity in earnings (loss) of unconsolidated subsidiaries	839	119	720	3,825	(1,309)	5,134
Net realized investment gains (losses)	(3,501)	5,084	(8,585)	(5,905)	(2,453)	(3,452)
Other income	1,683	2,597	(914)	4,005	4,071	(66)

Total revenues	161,500	175,241	(13,741)	325,459	306,209	19,250

Expenses:
Losses and loss adjustment expenses	77,170	75,928	1,242	165,078	152,635	12,443
Reinsurance recoveries	(8,646)	(8,903)	257	(17,853)	(16,493)	(1,360)

Net losses and loss adjustment expenses	68,524	67,025	1,499	147,225	136,142	11,083
Underwriting, acquisition and insurance expenses	31,642	30,013	1,629	62,846	53,990	8,856
Interest expense	827	1,203	(376)	1,640	1,830	(190)

Total expenses	100,993	98,241	2,752	211,711	191,962	19,749

Income before income taxes	60,507	77,000	(16,493)	113,748	114,247	(499)

Income taxes	20,126	23,119	(2,993)	35,255	31,999	3,256

Net income	$40,381	$53,881	$(13,500)	$78,493	$82,248	$(3,755)

Earnings per share:
Basic	$1.25	$1.64	$(0.39)	$2.42	$2.48	$(0.06)
Diluted	$1.23	$1.62	$(0.39)	$2.40	$2.46	$(0.06)

Net loss ratio	54.6%	52.5%	2.1	59.2%	58.8%	0.4
Underwriting expense ratio	24.5%	22.8%	1.7	24.6%	22.8%	1.8
Combined ratio	79.1%	75.3%	3.8	83.8%	81.6%	2.2
Operating ratio	49.5%	44.2%	5.3	53.8%	49.5%	4.3
Return on equity*	9.1%	14.4%	(5.3)	9.0%	11.1%	(2.1)

*	Annualized
     In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful, either because the amount is zero or because the percent change exceeds 100%.

Premiums

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Gross premiums written	$98,522	$111,612	$(13,090)	(11.7)%	$255,699	$266,156	$(10,457)	(3.9)%

Net premiums written	$88,868	$100,542	$(11,674)	(11.6)%	$234,089	$242,929	$(8,840)	(3.6)%

Premiums earned	$135,933	$139,182	$(3,249)	(2.3)%	$270,204	$254,736	$15,468	6.1%
Premiums ceded	10,535	11,438	(903)	(7.9)%	21,379	23,102	(1,723)	(7.5)%

Net premiums earned	$125,398	$127,744	$(2,346)	(1.8)%	$248,825	$231,634	$17,191	7.4%

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
     Gross premiums written by component are shown in the table that follows. The six-month period of 2009 includes only three months of PICA activity, whereas 2010 includes six months of PICA activity.

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Physician (1)	$71,206	$84,343	$(13,137)	(15.6)%	$198,219	$214,415	$(16,196	) (2)	(7.6)%

Non-physician (1):
Healthcare providers	8,276	8,091	185	2.3%	19,055	16,141	2,914	(3)	18.1%
Hospital and facility	8,395	8,783	(388)	(4.4)%	14,869	16,281	(1,412)		(8.7)%
Other	3,798	3,937	(139)	(3.5)%	8,503	6,564	1,939		29.5%
Non continuing	2,424	2,735	(311)	(11.4)%	5,586	3,743	1,843		49.2%

	22,893	23,546	(653)	(2.8)%	48,013	42,729	5,284		12.4%

Tail Premiums	4,423	3,723	700	18.8%	9,467	9,012	455		5.0%

Total Gross Premiums Written	$98,522	$111,612	$(13,090)	(11.7)%	$255,699	$266,156	$(10,457)		(3.9)%

(1)	Excludes tail premiums

(2)	$14.8 million of the change is due to an additional three months of PICA activity in 2010

(3)	$3.1 million of the change is due to an additional three months of PICA activity in 2010
Physician Premiums
     Physician premiums continue to be our primary revenue source and comprise 72% and 78% of our gross premiums written for the quarter and year-to-date periods ended June 30, 2010, respectively, as compared to 76% and 81% for the same respective periods in 2009.
     We began offering policy renewals for a two-year term (as opposed to a one-year term) to our physician insureds in one selected jurisdiction during late 2008. The premium associated with both policy terms is included in written premium in the period the policy is renewed, which increases gross written premium in the year the policy is written but reduces gross written premium in the following year. Earned premiums are not affected because premiums are earned pro rata over the entire policy term, whatever that term may be. Gross written premium associated with two-year term policies is $1.6 million and $5.7 million for the three and six months ended June 30, 2010, respectively, as compared to $7.1 million and $12.5 million written for the 2009 respective periods. Approximately $6.3 million and $9.7 million of the gross written premium decline during the 2010 three- and six-month periods, respectively, is attributable to the policies converted to a two-year term.
     We wrote approximately $2 million and $7 million of new physician business during the three and six months ended June 30, 2010, respectively. During 2009, in order to more evenly distribute renewals throughout the year, we offered early renewal to a number of insureds who otherwise would have had a first quarter 2010 renewal date. Approximately $6.5 million of the 2010 year-to-date decrease in physician premiums is attributable to the shift in renewal dates.
     As discussed in our 8K filed July 22, 2010, our calculation methodology for physician premium retention is now calculated by comparing expiring premium on renewed risks against total expiring premium. Historically, we have determined retention by comparing the number of renewed risks against all expiring risks. The variation in premium between individual policies has increased as we have expanded our business (for example, the number of insured physicians who work part-time has grown) and we believe a retention rate based on premium is more meaningful. The 2010 retention rate for our physician business is 89% for both the three months and six months ended June 30, 2010. In 2009, the retention rate was 90% for both the three-month and six-month periods. Both 2010 and 2009 rates have been calculated based on premium retained. Retention rates are affected by a number of factors. Insureds may terminate coverage because they are leaving the practice of medicine through death, disability or retirement. We may choose not to renew an insured as a result of our underwriting evaluation. We may lose business to competitors or to self-insurance mechanisms (often when physicians join hospital based practice groups) due to pricing or other issues.
     As favorable loss trends have emerged we have lowered our rates where indicated. Pricing for our physician business showed no change from expiring premiums in the second quarter of 2010, compared to an average 3% decrease for the same 2009 period. For the 2010 and 2009 six-month periods, our charged rates decreased an average of 1% and 3%, respectively. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we remain committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Non-physician Premiums
     Our non-physician healthcare providers are primarily dentists, chiropractors and allied health professionals. The 2010 increase for the six-month period is primarily due to the additional PICA activity in 2010.
     Hospital and facility premiums decreased for the three-month and six-month periods in 2010. The decline reflects the same competitive pressures in this area as we are seeing in our physician business.
     Non-physician “other” premiums are primarily legal professional liability premiums, but also includes other types of general liability premiums. The increase in premium volume for the six-month period principally relates to our legal professional liability premiums.
     Non-continuing in the above table separately identifies premium generated by certain types of miscellaneous liability coverages which we plan to exit. We will continue to write some business related to these books as exit strategies are finalized, but expect declining volumes for the remainder of 2010.
Tail Premiums
     We separately report tail premiums because we offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period.

Premiums Earned

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Premiums earned	$135,933	$139,182	$(3,249)	(2.3)%	$270,204	$254,736	$15,468	6.1%

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
     Earned premiums for the 2010 six-month period includes six months of PICA activity as compared to only three months of PICA activity for the same period in 2009. The additional PICA premiums are partially offset by the reduction in premium in our existing book of business due to the effects of a competitive market place and rate reductions resulting from improved loss trends.
Premiums Ceded

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Premiums ceded	$10,535	$11,438	$(903)	(7.9)%	$21,379	$23,102	$(1,723)	(7.5)%

			(points)				(points)

Reinsurance expense ratio:*	7.8%	8.2%	(0.4)		7.9%	9.1%	(1.2)

*	Calculated as premiums ceded as a percentage of premiums earned
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
     The 2010 three-month period decrease in the reinsurance expense ratio is principally due to a change in the structure of the reinsurance arrangements at our PICA subsidiary. Prior to 2010, certain miscellaneous liability coverages offered by PICA were heavily reinsured. In 2010, we discontinued offering the coverages and canceled the related reinsurance arrangements, which has reduced reinsurance costs in 2010 as compared to 2009.
     The reinsurance expense ratio for the 2010 six-month period reflects an additional reduction that is due to the effect of an additional three months of PICA earned premium during 2010. Only a small percentage of PICA earned premiums are reinsured, which lowered the average ratio for the consolidated group. The ratio for the six month period of 2010 also reflects a decrease due to a favorable result from restructuring our primary reinsurance arrangements effective October 1, 2009. The October 1, 2009 reinsurance arrangement reduced minimum payments but also excluded certain indirect loss costs from our reinsurance coverage.

Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
     Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes income from our short-term, cash equivalent investments, dividend income from equity securities, earnings from other investments and increases in the cash surrender value of business owned life insurance contracts. Investment fees and expenses are deducted from investment income.
     Net investment income by investment category is as follows:

	Three Months Ended				Six Months Ended
	June 30				June 30
(In thousands)	2010	2009	Change		2010	2009	Change

Fixed maturities	$36,700	$39,250	$(2,550)	(6.5)%	$74,396	$73,228	$1,168	1.6%
Equities	238	394	(156)	(39.6)%	456	556	(100)	(18.0)%
Short-term investments	61	268	(207)	(77.2)%	164	931	(767)	(82.4)%
Other invested assets	1,054	877	177	20.2%	1,606	1,465	141	9.6%
Business owned life insurance	413	399	14	3.5%	821	820	1	0.1%
Investment expenses	(1,385)	(1,491)	106	(7.1)%	(2,734)	(2,734)	—	—

Net investment income	$37,081	$39,697	$(2,616)	(6.6)%	$74,709	$74,266	$443	0.6%

     Fixed Maturities. Both the three- and the six-month periods reflect lower yields and higher average investment balances in 2010, with the decline in yields having the greater effect for the comparative three-month periods and the increase in investment balances having the greater effect for the comparative six-month periods.
     Yields have decreased because market rates are lower in 2010 than in 2009 and as securities have matured, or in some instances, been sold, proceeds have been reinvested at lower rates. Average yields for our available-for-sale fixed maturity securities during 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Average income yield	4.3%	4.7%	4.4%	4.6%
Average tax equivalent income yield	5.0%	5.5%	5.1%	5.3%
     The increase in average balances is related to the timing of the PICA transaction and market conditions in 2009. In the first quarter of 2009, because of the upcoming PICA transaction and the instability in the market, we allowed our short term and cash balances to increase. The PICA transaction closed on April 1, 2009 and we gradually invested more funds in the fixed securities as market conditions improved, particularly during the last half of 2009. Thus our average investment in fixed maturities increased in 2010 as compared to 2009 (by approximately 2% for the three-month period and 7% for the six-month period).
     Short-term Investments. The decrease in earnings for both the three-month period and the six-month period reflects a decline in rates and also lower average invested balances.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2010	2009	Change	2010	2009	Change

Equity in earnings (loss) of unconsolidated subsidiaries	$839	$119	$720	$3,825	$(1,309)	$5,134

     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Three funds, held in 2010 and in 2009, primarily hold trading portfolios, and changes in the fair value of securities held by the fund are included in current earnings of the fund. The performance of those three funds is affected by the volatility of equity and credit markets. Five of the funds are tax credit funds acquired in 2010. As discussed under Capital and Liquidity—Investment Exposures, the tax credit funds are designed to generate investment returns by providing tax benefits to fund investors in the form of net operating losses and tax credits. The three- and six-month periods of 2010 include operating losses from the fund of approximately $150,000.
Net Realized Investment Gains (Losses)
     The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2010	2009	2010	2009

Total other-than-temporary impairment losses(1):
Residential mortgage-backed securities	$—	$(247)	$(23)	$(2,703)
Corporate bonds	—	(2,189)	—	(3,733)
Equities	—	—	—	(422)
Equity interest in a private investment fund	—	—	(3,373)	—
High yield asset-backed securities, beneficially owned	(4,912)	—	(8,983)	(536)
Portion recognized in Other Comprehensive Income:
Residential mortgage-backed securities	—	172	6	172
High yield asset-backed securities, beneficially owned	(2,128)	—	—	—

Net impairment losses recognized in earnings	(7,040)	(2,264)	(12,373)	(7,222)
Net gains (losses) from sales	7,840	2,961	9,896	5,125
Reserve for loss on investment receivable(2)	—	—	—	(3,090)
Trading portfolio gains (losses)	(3,305)	4,296	(1,562)	2,643
Fair value adjustments, net	(996)	91	(1,866)	91

Net realized investment gains (losses)	$(3,501)	$5,084	$(5,905)	$(2,453)

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings

(2)	Relates to amounts due from Reserve Primary Fund. Subsequent recoveries from the Reserve Primary Fund exceeded estimated amounts, and the loss was reversed in the fourth quarter of 2009.
     We recognized impairment losses in earnings of $7.0 million for the three-month period, including a reclassification of non-credit losses of $2.1 million previously recognized in OCI, and $9.0 million for the six-month period related to high-yield asset backed securities held in a private investment fund (see discussion under investment exposures) which we intend to sell. Management received notice during the second quarter of 2010 the fund would be dissolved as of July 1, 2010 and the securities therein distributed back to us. Management subsequently concluded that the securities would be sold in the near term.
     We recognized an impairment of $3.4 million in the first six months of 2010 related to an interest in a private investment fund which we account for on a cost basis. The fund has reported realized losses on the sale of securities, and we have reduced the carrying value of our interest in the fund in recognition of our pro rata share of those losses.
     Trading portfolio gains (losses) are primarily attributable to the equity securities acquired in the PICA transaction, which were sold in the second quarter of 2010. Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Note 9 to the Condensed Consolidated Financial Statements.
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
     The following tables summarize calendar year net losses and net loss ratios for the three and six months ended June 30, 2010 and 2009 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Six Months Ended
	June 30			June 30
(In millions)	2010	2009	Change	2010	2009	Change

Current accident year	$106.0	$104.0	$2.0	$209.7	$191.6	$18.1
Prior accident years	(37.5)	(37.0)	(0.5)	(62.5)	(55.5)	(7.0)

Calendar year	$68.5	$67.0	$1.5	$147.2	$136.1	$11.1

	Net Loss Ratios*
	Three Months Ended			Six Months Ended
	June 30			June 30
	2010	2009	Change	2010	2009	Change

Current accident year	84.5%	81.4%	3.1	84.3%	82.7%	1.6
Prior accident years	(29.9)%	(28.9)%	(1.0)	(25.1)%	(23.9)%	(1.2)
Calendar year	54.6%	52.5%	2.1	59.2%	58.8%	0.4

*	Net losses as specified divided by net premiums earned.
     Approximately half of the increase in the ratio for both the three and the six month periods is attributable to higher expected losses, as compared to 2009, for our PICA subsidiary. The remainder of the increase is primarily attributable to our physician business and principally reflects shifts in the geographic mix of premiums earned, as we expect higher losses in some jurisdictions. We consider the results of our 2009 year-end actuarial review and our 2010 semi-annual review of claims data in establishing our loss estimates, and have increased our loss estimates where indicated.
     During the three and six months ended June 30, 2010, we recognized favorable loss development of $37.5 million and $62.5 million, respectively, on a net basis, related to reserves established in prior years. Principally this is due to favorable net loss development within our retained layers of coverages ($1 million and below) for accident years 2004-2008.
     During the three and six months ended June 30, 2009, we recognized favorable loss development of $37.0 million and $55.5 million, respectively, on a net basis, related to our previously established (prior accident year) reserves, principally for the 2004 to 2007 accident years within our retained layers of coverage ($1 million and below).
     Substantially all of the development recognized during 2010 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims-made policies in both 2010 and 2009 is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.
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
Underwriting, Acquisition and Insurance Expenses

	Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Insurance related expenses, excluding items below	$30,730	$28,509	$2,221	7.8%	$61,127	$52,197	$8,930	17.1%
Transaction expenses; CHW reduction	—	677	(677)	nm	—	677	(677)	nm

	$30,730	$29,186	$1,544	5.3%	$61,127	$52,874	$8,253	15.6%
Non-insurance related expenses	912	827	85	10.3%	1,719	1,116	603	54.0%

	$31,642	$30,013	$1,629	5.4%	$62,846	$53,990	$8,856	16.4%

Underwriting expense ratio (1)	24.5%	22.8%	1.7		24.6%	22.8%	1.8

(1)	Our expense ratio computations exclude non-insurance related expenses.
Insurance Related Expenses
     The $2.2 million increase in expenses for the 2010 three-month period primarily reflects an increase in amortization of deferred policy acquisition costs of approximately $2.5 million, the effect of which was somewhat offset by other cost reductions. Approximately $1.3 million of the increase in amortization is attributable to our PICA subsidiary. Under GAAP purchase accounting rules there is no recognition of policy acquisition costs for policies written prior to the acquisition date but earned after the acquisition date; consequently, PICA amortization expense was below normal levels in the second quarter of 2009. Amortization expense also increased at our other subsidiaries, primarily because more premium was earned from allied healthcare, legal and miscellaneous professional coverages. Commission and underwriting expenses associated with these premiums are higher than those associated with physician premiums.
     The $8.9 million increase in expenses for the 2010 six-month period reflects the second quarter increase in amortization of policy acquisition costs of $2.5 million discussed above, an additional $1.6 million of expenses in the first quarter due to higher expenses associated with non-physician premiums, and an increase of approximately $5.7 million due to six months of PICA activity in 2010 as compared to three months in 2009, offset by a net reduction to operating expenses of $900,000.
     Non-recurring expenses. Our second quarter 2009 expenses included PICA transaction costs of approximately $2.5 million, partially offset by a $1.8 million benefit related to the final settlement of the Columbia Hospital for Women Judgment (the CHW Judgment). For additional information regarding the CHW Judgment, see Note 10 of the Notes to the Consolidated Financial Statements in our 2009 Form 10-K.
Other Expense Information
     Non-insurance related expenses. We operate several insurance agencies and provide benefit management services on a limited basis through a separate PICA subsidiary. These activities generate commission and service fee revenues, which are reported as a part of other income. We have excluded the direct expenses of these activities from our underwriting expense ratio computations because the activities are not associated with the generation of premium revenues. The 2010 six-month period increase primarily reflects three additional months of PICA activity.
     Guaranty fund assessments. Insurance related expenses in the table above are reduced by net recoupments from guaranty fund assessments of approximately $616,000 and $750,000 during the three and six months ended June 30, 2010, respectively, and by approximately $289,000 and $478,000 during the same respective periods in 2009.
Underwriting Expense Ratio
     The 2010 increase in our underwriting expense ratio for both the three- and the six-month periods is primarily attributable to higher policy acquisition costs, as previously discussed; however, lower net earned premiums at our subsidiaries other than PICA also increased the 2010 ratio. The previously discussed non-recurring items increased the 2009 ratio by 30 basis points; there were no similar items in 2010.
Interest Expense
     Several factors reduced interest expense in 2010 as compared to 2009. Rates on our variable rate debt decreased almost 100 basis points in 2010 and in May 2009 our Surplus Notes due May 2034 converted from a fixed rate to a lower variable rate. Also, we repaid our 2033 Surplus Notes in the third quarter of 2009. For the six-month period these reductions are offset, to an extent, by higher expense in 2010 related to the Note Payable due February 2019, assumed in April 2009 as a part of the PICA transaction.
     Interest expense by debt obligation is provided in the following table:

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2010	2009	Change	2010	2009	Change

Trust Preferred Securities/Debentures due 2034	$244	$300	$(56)	$482	$640	$(158)
Surplus Notes due May 2034	126	226	(100)	249	511	(262)
Surplus Note due February 2012	16	8	8	24	12	12
Note Payable due February 2019	294	299	(5)	588	299	289
Surplus Notes due May 2033	—	92	(92)	—	92	(92)
Other	147	278	(131)	297	276	21

	$827	$1,203	$(376)	$1,640	$1,830	$(190)

Taxes
     Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Our effective tax rate is inversely affected by the ratio of tax-exempt income to pre-tax income; an increase in the ratio lowers our effective tax rate and vice versa. The ratio of tax exempt income to pre-tax income increased during the 2010 three-month period but decreased during the 2010 six-month period. The effective tax rate also increased in 2010 due to taxes expected to be paid on the planned BOLI redemption, as discussed in Capital and Liquidity -Investment Exposures. Below is a reconciliation of our effective tax rate to the statutory rate:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(6.3)%	(5.6)%	(7.0)%	(7.3)%
BOLI Redemption	2.1%	—	1.1%	—
Other	2.5%	0.6%	1.9%	0.3%

Effective tax rate	33.3%	30.0%	31.0%	28.0%

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
     The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2010. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
June 30, 2010	(200)	(100)	Current	100	200

Fair Value (in millions):
U.S. Treasury obligations	$217	$213	$209	$205	$201
U.S. Agency obligations	70	69	65	61	58
State and municipal bonds	1,462	1,399	1,327	1,258	1,192
Corporate bonds	1,210	1,177	1,137	1,093	1,054
Asset-backed securities	759	735	719	697	670

All fixed maturity securities	$3,718	$3,593	$3,457	$3,314	$3,175

Duration:
U.S. Treasury obligations	2.82	2.88	3.04	2.97	2.90
U.S. Agency obligations	3.04	4.22	4.42	4.36	4.30
State and municipal bonds	4.13	5.05	5.24	5.29	5.29
Corporate bonds	2.91	3.60	3.81	3.73	3.65
Asset-backed securities	2.08	2.31	2.64	3.54	3.96
All fixed maturity securities	3.22	3.87	4.08	4.25	4.30

December 31, 2009
Fair Value (in millions):
U.S. Treasury obligations	$160	$156	$154	$150	$147
U.S. Agency obligations	70	69	67	66	64
State and municipal bonds	1,601	1,528	1,449	1,373	1,301
Corporate bonds	1,152	1,114	1,074	1,035	999
Asset-backed securities	725	717	699	673	645

All fixed maturity securities	$3,708	$3,584	$3,443	$3,297	$3,156

Duration:
U.S. Treasury obligations	3.22	3.27	3.29	3.23	3.14
U.S. Agency obligations	2.70	3.10	3.10	3.04	3.04
State and municipal bonds	4.38	5.20	5.29	5.31	5.27
Corporate bonds	3.45	3.69	3.71	3.62	3.54
Asset-backed securities	1.65	1.64	3.03	3.91	4.21
All fixed maturity securities	3.44	3.84	4.15	4.30	4.31

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
     ProAssurance’s cash and short-term investment portfolio at June 30, 2010 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of June 30, 2010, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Moody’s, Standard & Poor’s and Fitch. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
     We hold $1.3 billion of municipal bonds. These bonds may have enhanced credit ratings as a result of guarantees by an insurer, but we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of June 30, 2010, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.
Equity Price Risk
     At June 30, 2010 the fair value of our investment in common stocks was $27.2 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.6% to $29.8 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.6% in the fair value of these securities to $24.5 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
     The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2010. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 of the Notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     With the exception of the risk factors listed below, there are no changes to the “Risk Factors” in Part 1, Item 1A of the 2009 Form 10-K.
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
Changes due to recent financial reform legislation could have a material effect on our operations.
     The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed and signed into law in July 2010. The provisions of the bill do not appear to directly affect our operations. However, the bill establishes new regulatory oversight of financial institutions. As detailed regulations are developed to implement the provisions of the bill, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of regulatory compliance, or both.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Not applicable.
     (b) Not applicable.
     (c) Information required by Item 703 of Regulation S-K.

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1 — 30, 2010	1,454	$58.52	1,454	$115,279,087
May 1 — 31, 2010	195,940	$58.04	195,940	$103,905,857
June 1 — 30, 2010	476,164	$58.19	476,164	$76,196,194

Total	673,558	$58.15	673,558

ITEM 6. EXHIBITS
31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
August 4, 2010
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)