Form 10-Q
period 2010-09-30
PROASSURANCE CORP
filed 2010-11-04
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2010, there were 30,721,566 shares of the registrant’s common stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
—	general economic conditions, either nationally or in our market areas, that are different than anticipated;

—	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

—	the enactment or repeal of tort reforms;

—	formation or dissolution of state-sponsored malpractice insurance entities that could remove or add sizable groups of physicians from the private insurance market;

—	the impact of deflation or inflation;

—	changes in the interest rate environment;

—	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions, including the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Act of 2010, may have on the U.S. economy and our business;

—	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

—	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;

—	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

—	the effects of changes in the health care delivery system, including but not limited to the recently passed Patient Protection and Affordable Care Act;

—	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

—	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;

—	bad faith litigation which may arise from our handling of any particular claim, including failure to settle;

—	loss of independent agents;

—	changes in our organization, compensation and benefit plans;

—	our ability to retain and recruit senior management;

—	our ability to purchase reinsurance and collect payments from our reinsurers;

—	increases in guaranty fund assessments;

—	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

—	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
—	changes in competition among insurance providers and related pricing weaknesses in our markets;
—	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons;
—	government approvals of proposed transactions may not be obtained, or adverse regulatory conditions may be imposed in connection with required government approvals;
—	the board of directors of proposed acquisition companies may withdraw their recommendation and support a competing acquisition proposal; and
—	the shareholders of proposed acquisition companies may fail to approve the proposed transactions.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30	December 31
	2010	2009
	(Unaudited)	(Audited)
Assets
Investments
Fixed maturities available for sale, at fair value	$3,452,106	$3,442,995
Equity securities available for sale, at fair value	3,257	3,579
Equity securities, trading, at fair value	32,214	43,826
Short-term investments	338,001	187,059
Business owned life insurance	66,165	65,003
Investment in unconsolidated subsidiaries	69,844	48,502
Other investments	36,411	47,258

Total Investments	3,997,998	3,838,222

Cash and cash equivalents	48,264	40,642
Premiums receivable	117,615	116,403
Receivable from reinsurers on paid losses and loss adjustment expenses	6,384	16,778
Receivable from reinsurers on unpaid losses and loss adjustment expenses	269,871	262,659
Prepaid reinsurance premiums	12,138	11,836
Deferred policy acquisition costs	27,954	25,493
Deferred taxes	33,478	68,806
Real estate, net	44,259	44,496
Amortizable intangible assets	8,456	9,973
Goodwill	122,317	122,317
Other assets	82,705	89,789

Total Assets	$4,771,439	$4,647,414

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,405,828	$2,422,230
Unearned premiums	249,450	244,212
Reinsurance premiums payable	118,272	113,994

Total Policy Liabilities	2,773,550	2,780,436
Other liabilities	128,457	112,180
Long-term debt, $35,484 and $35,463, at amortized cost, respectively; $15,741 and $14,740 at fair value, respectively	51,225	50,203

Total Liabilities	2,953,232	2,942,819

Shareholders’ Equity
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 34,328,214 and 34,223,346 shares issued, respectively	343	342
Additional paid-in capital	531,297	526,068
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $71,357 and $31,908, respectively	132,517	59,254
Retained earnings	1,325,973	1,196,428

	1,990,130	1,782,092
Treasury stock, at cost, 3,460,374 shares and 1,811,356 shares, respectively	(171,923)	(77,497)

Total Shareholders’ Equity	1,818,207	1,704,595

Total Liabilities and Shareholders’ Equity	$4,771,439	$4,647,414

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2009	$1,704,595	$59,254	$1,196,428	$448,913
Net income	129,545	—	129,545	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	73,263	73,263	—	—
Repurchase of treasury shares	(94,426)	—	—	(94,426)
Common shares issued as compensation and net effect of performance shares issued and stock options exercised	721	—	—	721
Share-based compensation	4,509	—	—	4,509

Balance at September 30, 2010	$1,818,207	$132,517	$1,325,973	$359,717

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2008	$1,423,585	$(35,898)	$970,891	$488,592
Cumulative effect adjustment for accounting change (see Note 1)	—	(3,511)	3,511	—
Net income	137,449	—	137,449	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	115,803	115,803	—	—
Repurchase of treasury shares	(38,144)	—	—	(38,144)
Treasury shares issued in acquisition (see Note 2)	5,161	—	—	5,161
Common shares issued as compensation and net effect of performance shares issued and stock options exercised	756	—	—	756
Share-based compensation	4,850	—	—	4,850

Balance at September 30, 2009	$1,649,460	$76,394	$1,111,851	$461,215

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Revenues
Gross premiums written	$158,998	$168,559	$414,697	$434,714

Net premiums written	$149,693	$158,705	$383,783	$401,634

Premiums earned	$140,802	$143,477	$411,006	$398,212
Premiums ceded	(10,502)	(11,521)	(31,882)	(34,621)

Net premiums earned	130,300	131,956	379,124	363,591
Net investment income	35,639	38,573	110,348	112,839
Equity in earnings (loss) of unconsolidated subsidiaries	(1,281)	1,637	2,544	328

Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(698)	(88)	(13,077)	(7,482)
Portion of OTTI losses recognized in other comprehensive income, before taxes	113	—	119	172

Net impairment losses recognized in earnings	(585)	(88)	(12,958)	(7,310)
Other net realized investment gains (losses)	15,297	7,363	21,765	12,132

Total net realized investment gains (losses)	14,712	7,275	8,807	4,822

Other income	1,764	3,153	5,769	7,224

Total revenues	181,134	182,594	506,592	488,804

Expenses
Losses and loss adjustment expenses	86,866	78,674	251,944	231,309
Reinsurance recoveries	(7,055)	(9,108)	(24,908)	(25,601)

Net losses and loss adjustment expenses	79,811	69,566	227,036	205,708
Underwriting, acquisition and insurance expenses	32,095	29,905	94,940	83,896
Interest expense	832	808	2,472	2,638
Loss on extinguishment of debt	—	2,839	—	2,839

Total expenses	112,738	103,118	324,448	295,081

Income before income taxes	68,396	79,476	182,144	193,723

Provision for income taxes
Current expense (benefit)	24,155	21,595	56,080	31,257
Deferred expense (benefit)	(6,811)	2,680	(3,481)	25,017

	17,344	24,275	52,599	56,274

Net income	$51,052	$55,201	$129,545	$137,449

Earnings per share:
Basic	$1.61	$1.69	$4.03	$4.17

Diluted	$1.59	$1.67	$3.99	$4.13

Weighted average number of common shares outstanding:
Basic	31,642	32,701	32,135	32,988

Diluted	32,047	33,023	32,508	33,267

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Comprehensive income:
Net income	$51,052	$55,201	$129,545	$137,449
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	27,878	67,050	73,263	115,803

Comprehensive income	$78,930	$122,251	$202,808	$253,252

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2010	2009

Operating Activities
Net income	$129,545	$137,449
Loss on extinguishment of debt	—	2,839
Depreciation and amortization	19,571	14,346
Net realized investment (gains) losses	(8,807)	(4,822)
Share-based compensation	4,509	4,850
Deferred income taxes	(3,481)	25,017
Changes in assets and liabilities due to operating activities:
Premiums receivable	(1,212)	(20,844)
Reserve for losses and loss adjustment expenses	(16,402)	(70,768)
Unearned premiums	5,238	36,780
Reinsurance related assets and liabilities	7,158	(15,663)
Other liabilities	(25,302)	(82,521)
Other assets	(9,423)	475
Other	7,232	(11,197)

Net cash provided by operating activities	108,626	15,941

Investing Activities
Purchases of:
Fixed maturities available for sale	(663,341)	(754,888)
Equity securities available for sale	—	(140)
Equity securities trading	(13,450)	(23,278)
Other investments	(5,383)	(292)
Cash invested in unconsolidated subsidiaries	(15,399)	(2,542)
Proceeds from sale or maturities of:
Fixed maturities available for sale	777,596	580,635
Equity securities available for sale	271	5,264
Equity securities trading	26,887	18,698
Other investments	1,242	1,740
Net sales or maturities (purchases) of short-term investments	(150,942)	320,874
Cash paid for acquisitions, net of cash received	—	(124,208)
Unsettled security transactions, net	40,561	15,624
Other	(2,752)	(2,474)

Net cash provided (used) by investing activities	(4,710)	35,013

Financing Activities
Repurchase of treasury stock	(94,426)	(38,143)
Excess tax benefit from share-based payment arrangements	99	—
Book overdraft	—	9,661
Debt repayment	(227)	(7,190)
Other	(1,740)	2,017

Net cash provided (used) by financing activities	(96,294)	(33,655)

Increase (decrease) in cash and cash equivalents	7,622	17,299
Cash and cash equivalents at beginning of period	40,642	3,459

Cash and cash equivalents at end of period	$48,264	$20,758

Significant Non-cash Transactions:
Common shares issued in acquisition	$—	$5,161

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2009 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2010, for recognition or disclosure in its financial statements and notes to financial statements.
Accounting Changes Not Yet Adopted
     Effective for fiscal years beginning after December 15, 2011, the Emerging Issues Task Force has reached a consensus that revised the definition of insurance contract acquisition costs as those costs “directly related” to the acquisition of new and renewal insurance contracts. The definition excludes the portion of internal selling agent and underwriter salaries and benefit costs allocated to unsuccessful contracts, as well as advertising costs. Adoption of this guidance is not expected to have a material effect on our results of operations or financial position.
Accounting Changes
Fair Value Measurements
     Effective for interim and annual reporting periods beginning after December 15, 2009 or December 15, 2010, as specified, the FASB revised GAAP guidance related to fair value measurement to require additional disclosures and to clarify certain existing disclosure requirements. The guidance is intended to improve disclosure and increase transparency in financial reporting. ProAssurance adopted the revised guidance on January 1, 2010 except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity of Level 3 fair value measurements which are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption had no effect on our results of operations or financial position.
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
Consolidation of Variable Interest Entities
     Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity will now be based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ProAssurance adopted the revised

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
1. Basis of Presentation (continued)
guidance on January 1, 2010; adoption had no effect on ProAssurance’s results of operations or financial position.
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
Investment Disclosures; Other-than-temporary Impairments
     Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP to require expanded disclosures related to investments in debt and equity securities. Guidance regarding other-than-temporary impairments was also revised. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis.
     The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “...in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income (OCI). Transition provisions require a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “...if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.” ProAssurance adopted the revised guidance as of the beginning of the quarter ended June 30, 2009. As of April 1, 2009, its debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, ProAssurance reclassified these non-credit losses, net of tax, from retained earnings to accumulated other comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
1. Basis of Presentation (continued)
Revenue Recognition-Multiple Deliverable Revenue Arrangements, Milestone Method
     Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, the FASB issued guidance addressing revenue recognition. New guidance regarding multiple-deliverable arrangements eliminates the residual method of allocation and requires that arrangement consideration be allocated at inception using the relative selling price method. The guidance also establishes a selling price hierarchy and expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. New guidance has also been issued defining a milestone and determining when use of the milestone method of revenue recognition is appropriate. ProAssurance adopted the guidance on July 1, 2010. Adoption had no effect on ProAssurance’s results of operations or financial position.
2. Acquisitions
     All entities acquired have been accounted for in accordance with GAAP relating to business combinations and are considered to be a part of ProAssurance’s sole reporting segment, the professional liability segment.
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
September 30, 2010
2. Acquisitions (continued)
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

	Actual PICA Results Included in	Supplemental Pro forma
	ProAssurance Consolidated Results	Combined Results
	Nine Months Ended	Nine Months Ended
	September 30	September 30
(In thousands)	2009	2009
Revenue	$58,329	$514,118
Earnings	$5,769	$144,047
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)
     The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the assets being valued.
     Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	September 30, 2010
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$194,543	$—	$194,543
U.S. Agency obligations	—	64,973	—	64,973
State and municipal bonds	—	1,259,223	8,220	1,267,443
Corporate bonds	—	1,201,936	24,302	1,226,238
Residential mortgage-backed securities	—	528,863	—	528,863
Commercial mortgage-backed securities	—	104,936	—	104,936
Other asset-backed securities	—	64,106	1,004	65,110
Equity securities, available for sale
Financial	267	—	—	267
Energy	192	—	—	192
Consumer cyclical	467	—	—	467
Consumer non-cyclical	645	—	—	645
Technology	685	—	—	685
Industrial	621	—	—	621
Communications	132	—	—	132
All Other	248	—	—	248
Equity securities, trading
Financial	12,515	—	—	12,515
Energy	5,585	—	—	5,585
Consumer cyclical	861	—	—	861
Consumer non-cyclical	3,480	—	—	3,480
Technology	1,729	—	—	1,729
Industrial	1,124	—	—	1,124
Communications	1,379	—	—	1,379
All Other	5,541	—	—	5,541
Short-term investments (1)	84,849	253,152	—	338,001
Investment in unconsolidated subsidiaries (2)	—	—	25,079	25,079

Total assets	$120,320	$3,671,732	$58,605	$3,850,657

Liabilities:
2019 Note Payable	$—	$—	$15,741	$15,741
Interest rate swap agreement	—	—	4,832	4,832

Total liabilities	$—	$—	$20,573	$20,573

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)

	December 31, 2009
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$153,544	$—	$153,544
U.S. Agency obligations	—	67,026	—	67,026
State and municipal bonds	—	1,439,154	9,495	1,448,649
Corporate bonds	—	1,049,677	24,335	1,074,012
Residential mortgage-backed securities	—	556,863	—	556,863
Commercial mortgage-backed securities	—	91,627	940	92,567
Other asset-backed securities	—	50,334	—	50,334
Equity securities, available for sale
Financial	488	—	—	488
Energy	182	—	—	182
Consumer cyclical	425	—	—	425
Consumer non-cyclical	638	—	—	638
Technology	780	—	—	780
Industrial	598	—	—	598
Communications	134	—	—	134
All Other	334	—	—	334
Equity securities, trading
Financial	8,831	—	—	8,831
Energy	7,781	—	—	7,781
Consumer cyclical	3,222	—	—	3,222
Consumer non-cyclical	8,889	—	—	8,889
Technology	4,085	—	—	4,085
Industrial	3,560	—	—	3,560
Communications	4,063	—	—	4,063
All Other	3,395	—	—	3,395
Short-term investments (1)	168,060	18,999	—	187,059
Investment in unconsolidated subsidiaries(2)	—	—	48,502	48,502
Other investments (3)	—	—	10,932	10,932

Total assets	$215,465	$3,427,224	$94,204	$3,736,893

Liabilities:
2019 Note Payable	$—	$—	$14,740	$14,740
Interest rate swap agreement	—	—	2,937	2,937

Total liabilities	$—	$—	$17,677	$17,677

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Includes interests in private investment funds that are valued at the net asset value provided by the fund , which approximates fair value. Other equity interests for which the carrying value of the interest does not approximate fair value are excluded.

(3)	Includes beneficially owned asset-backed securities held in a separate interest of a private investment fund, carried at fair value. Investments carried at cost are excluded.
     The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by third party, nationally recognized pricing services. These services use complex methodologies to determine values for securities and subject the values they develop to quality control reviews. The services collect and utilize multiple inputs, although not all inputs are used for every security type or given the same priority in every evaluation. Inputs used include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers. The services also consider credit ratings, where appropriate, including ratings updates and information available in appropriate market research publications. Management reviews service-provided values for reasonableness by comparing market yields indicated by the supplied value to yields observed in the market place. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and will be adjusted, if necessary. No such adjustments have been necessary in 2010 or 2009.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)
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
     Municipal securities are valued using a series of matrices that consider credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations are further adjusted, when necessary, to reflect recent events such as significant economic or geographic events or ratings changes that would affect the security’s fair value.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)
     Below is a summary description of the valuation methodologies used to value securities in the Level 3 category by security type.
          Auction rate municipal bonds are valued internally using a model based on discounted cash flows using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. All are rated A or better.
          Private placement senior notes are valued internally using a model based on discounted cash flows using yields currently available on securities that are similar in term, payment features, and issuer credit rating. All are rated A+ or better and are unconditionally guaranteed by large regional banks.
          Asset-backed bonds held in a private investment fund and classified as a part of Other Investments that are valued using a broker dealer quote.
          Interests in private investment funds are valued using the net asset value provided by the fund.
          The following table provides additional information regarding investments in private investment funds valued using the net asset value provided by the fund at September 30, 2010:

		Unfunded
(In thousands)	Fair Value	Commitments	Fund Description

Private fund primarily invested in long/short equities	$18,908	None	(1)
Private fund primarily invested in non-public equities, including other private funds	6,171	$3,500	(2)

	$25,079

(1)	The fund holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the fund’s annual audit.

(2)	The fund is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine, distressed debt and other private equity-oriented funds. Redemptions are not allowed, except by special permission of the fund. Fund proceeds are to be periodically distributed at the discretion of the fund over an anticipated time frame that spans 3 to 5 years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)
     There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2010.
     The following tables present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting. All transfers were to or from Level 2. Transfers are as of the end of the period, unless otherwise specified.

	September 30, 2010
	Level 3 Fair Value Measurements — Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance June 30, 2010	$9,401	$25,660	$—	$—	$57,488	$930	$93,479

Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	633	—	633
Realized investment gains (losses)	—	59	—	—	—	—	59
Included in other comprehensive income	(1,131)	(130)	—	—	—	74	(1,187)
Purchases, sales or settlements	(50)	(796)	—	—	(33,042)	—	(33,888)
Transfers in	—	—	1,004	—	—	—	1,004
Transfers out	—	(491)	—	—	—	(1,004)	(1,495)

Balance September 30, 2010	$8,220	$24,302	$1,004	$—	$25,079	$—	$58,605

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$59	$—	$—	$633	$—	$692

	September 30, 2010
	Level 3 Fair Value Measurements — Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance January 1, 2010	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204

Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	4,618	—	4,618
Realized investment gains (losses)	—	59	—	—	—	(10,698)	(10,639)
Included in other comprehensive income	(1,049)	(106)	60	—	—	11,953	10,858
Purchases, sales or settlements	(226)	515	—	—	(28,041)	(511)	(28,263)
Transfers in	—	151	1,004	—	—	—	1,155
Transfers out	—	(652)	(1,000)	—	—	(11,676)	(13,328)

Balance September 30, 2010	$8,220	$24,302	$1,004	$—	$25,079	$—	$58,605

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$59	$—	$—	$4,618	$(10,698)	$(6,021)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)
     Transfers between Level 3 categories for the three and nine months ended September 30, 2010 include:
–	Asset-backed securities valued at $1 million that were previously held in a private investment fund became directly held during the third quarter (see Note 4 of the Notes to the Condensed Consolidated Financial Statements) and were reclassified from Other Investments to Asset-backed Securities.
     Transfers into Level 3 for the three and nine months ended September 30, 2010 include:
–	A corporate bond valued at $151,000. Multiple observable inputs have not been available for use in valuing the bond since March 31, 2010.
     Transfers from Level 3 for the three and nine months ended September 30, 2010 include:
–	A corporate bond valued at $491,000. Multiple observable inputs were available for use in valuing the security at September 30, 2010. Such information was not available for valuing the bond at June 30, 2010.
–	A corporate bond valued at $161,000. There was no active market for the bond or a nearly identical bond during 2009. Market activity increased during the first quarter of 2010, which provided multiple observable inputs that could be used to value the bond.
–	A commercial mortgage-backed security valued at $1 million. Multiple observable inputs have been available for use in valuing the security since June 30, 2010.
–	Beneficially owned asset-backed securities held in a private investment fund were previously 100% categorized as Level 3 because valuations were determined by the fund manager using various methodologies, not all of which were based on multiple observable inputs. During the second quarter of 2010 the fund manager provided additional information regarding the valuation methodologies followed, and assets (having a combined fair value of $10.7 million) valued using multiple observable inputs were transferred to the Level 2 category.

	September 30, 2009
	Level 3 Fair Value Measurements – Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance June 30, 2009	$8,954	$23,050	$759	$72	$45,755	$14,082	$92,672

Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	1,637	—	1,637
Realized investment gains (losses)	—	(16)	—	(72)	—	—	(88)
Included in other comprehensive income	706	427	146	—	—	1,006	2,285
Purchases, sales or settlements	(75)	(689)	—	—	—	(278)	(1,042)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(2,087)	—	—	—	—	(2,087)

Balance September 30, 2009	$9,585	$20,685	$905	$—	$47,392	$14,810	$93,377

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$(16)	$—	$(72)	$1,637	$—	$1,549

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)

	September 30, 2009
	Level 3 Fair Value Measurements – Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance January 1, 2009	$—	$36,472	$1,327	$357	$—	$14,576	$52,732

Total gains (losses), realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	1,756	—	1,756
Realized investment gains (losses)	—	(342)	—	(357)	—	(536)	(1,235)
Included in other comprehensive income	(315)	196	114	—	—	1,081	1,076
Purchases, sales or settlements	(125)	(11,385)	(21)	—	407	(311)	(11,435)
Transfers in	10,025	2,000	—	—	45,229	—	57,254
Transfers out	—	(6,256)	(515)	—	—	—	(6,771)

Balance September 30, 2009	$9,585	$20,685	$905	$—	$47,392	$14,810	$93,377

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$(342)	$—	$(357)	$1,756	$(536)	$521

     Transfers into Level 3 for the three and nine months ended September 30, 2009 include:
–	A corporate bond valued at $2 million. The bond was valued using multiple observable inputs at December 31, 2008. During 2009 such information was not available, and the bond was valued using a single broker dealer quote.
–	Municipal bonds totaling $10 million. The bonds were valued using multiple observable inputs at December 31, 2008. Such inputs were unavailable in 2009 and the bonds were valued using a pricing model.
–	Interests in private investment funds accounted for under the equity method valued using the net asset value provided by fund management. The interests were not included in the fair value table at December 31, 2008, but were included effective January 1, 2009 in compliance with GAAP guidance issued in 2009 specifying that such valuation constitutes valuation at fair value.
     Transfers from Level 3 for the three and nine months ended September 30, 2009 include:
–	A private placement bond valued at $4 million that was a new issue during 2008. There was no active market for the security or nearly identical security during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the security.
–	Two corporate bonds, having a combined value of $2.2 million. The bonds were valued using a pricing model prior to June 30, 2009 due to the unavailability of multiple observable inputs. Multiple observable inputs were available at September 30, 2009 for use in valuing the bonds.
–	Asset-backed securities having a value of $515,000. There was no active market for the securities during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)

	September 30, 2010
	Level 3 Fair Value Measurements — Liabilities
		Interest
		rate swap
(In thousands)	2019 Note Payable	agreement	Total

Liabilities
Balance June 30, 2010	$15,107	$4,284	$19,391
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	710	548	1,258
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(76)	—	(76)
Transfers in	—	—	—
Transfers out	—	—	—

Balance September 30, 2010	$15,741	$4,832	$20,573

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$710	$548	$1,258

	September 30, 2010
	Level 3 Fair Value Measurements — Liabilities
		Interest
		rate swap
(In thousands)	2019 Note Payable	agreement	Total

Liabilities
Balance January 1, 2010	$14,740	$2,937	$17,677
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	1,229	1,895	3,124
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(228)	—	(228)
Transfers in	—	—	—
Transfers out	—	—	—

Balance September 30, 2010	$15,741	$4,832	$20,573

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$1,229	$1,895	$3,124

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)

	September 30, 2009
	Level 3 Fair Value Measurements — Liabilities
		Interest rate
		swap
(In thousands)	2019 Note Payable	agreement	Total

Liabilities
Balance June 30, 2009	$13,903	$3,301	$17,204
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	546	406	952
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(185)	—	(185)
Transfers in	—	—	—
Transfers out	—	—	—

Balance September 30, 2009	$14,264	$3,707	$17,971

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$546	$406	$952

	September 30, 2009
	Level 3 Fair Value Measurements — Liabilities
		Interest rate
		swap
(In thousands)	2019 Note Payable	agreement	Total

Liabilities
Balance January 1, 2009	$—	$—	$—
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	1,843	(982)	861
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	12,421	4,689	17,110
Transfers in	—	—	—
Transfers out	—	—	—

Balance September 30, 2009	$14,264	$3,707	$17,971

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$1,843	$(982)	$861

Fair Value Option Elections
     ProAssurance has elected fair value treatment for the 2019 Note Payable. The 2019 Note Payable has a related interest rate swap intended to mitigate the market risk of future interest rate changes on the 2019 Note Payable. The interest rate swap is carried at fair value with changes in fair value recorded in net realized gains (losses). Electing the fair value option allows ProAssurance to account for the note payable at fair value, which is more consistent with management’s view of the underlying economics and reduces the inconsistency that would otherwise result from carrying the note payable on an amortized cost basis and the interest rate swap at fair value.
     As of September 30, 2010, the 2019 Note Payable had a fair value of $15.7 million recorded in Long-term Debt and an outstanding principal balance of $17.5 million. During the third quarter of 2010, the fair value of the 2019 Note Payable increased by $710,000 and the fair value of the interest rate swap liability increased by $548,000 resulting in a combined loss from changes in fair value of $1.3 million. Year-to-date in 2010, the fair value of the 2019 Note Payable increased by $1.2 million and the fair value of the interest rate swap liability increased by $1.9 million resulting in a combined loss from changes in fair value of $3.1 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
3. Fair Value Measurement (continued)
     As of September 30, 2009, the 2019 Note Payable had a fair value of $14.3 million recorded in Long-term Debt and an outstanding principal balance of $17.8 million. During the third quarter of 2009, the fair value of the 2019 Note Payable increased by $546,000 and the fair value of the interest rate swap liability increased by $406,000 resulting in a combined loss from changes in fair value of $952,000. Year-to-date in 2009, the fair value of the 2019 Note Payable increased by $1.8 million and the fair value of the interest rate swap liability decreased by $1.0 million resulting in a net loss from changes in fair value of $861,000.
     Gains or losses from changes in the fair value of the 2019 Note Payable and related interest rate swap are included in net realized investments gains (losses) on the ProAssurance income statement.
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$183,180	$11,363	$—	$194,543
U.S. Agency obligations	59,291	5,682	—	64,973
State and municipal bonds	1,189,288	79,789	(1,634)	1,267,443
Corporate bonds	1,147,926	81,063	(2,751)	1,226,238
Residential mortgage-backed securities	506,466	28,721	(6,324)*	528,863
Commercial mortgage-backed securities	100,152	4,891	(107)	104,936
Other asset-backed securities	62,851	2,332	(73)	65,110

	3,249,154	213,841	(10,889)	3,452,106
Equity securities	2,330	1,046	(119)	3,257

	$3,251,484	$214,887	$(11,008)	$3,455,363

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$149,937	$4,874	$(1,267)	$153,544
U.S. Agency obligations	64,837	2,371	(182)	67,026
State and municipal bonds	1,400,293	51,977	(3,621)	1,448,649
Corporate bonds	1,040,896	38,871	(5,755)	1,074,012
Residential mortgage-backed securities	545,687	22,183	(11,007)*	556,863
Commercial mortgage-backed securities	93,941	1,074	(2,448)	92,567
Other asset-backed securities	48,761	1,749	(176)	50,334

	3,344,352	123,099	(24,456)	3,442,995
Equity securities	2,572	1,028	(21)	3,579

	$3,346,924	$124,127	$(24,477)	$3,446,574

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $5.7 million and $5.6 million at September 30, 2010 and December 31, 2009, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
4. Investments (continued)
     The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

			Due after	Due after
			one year	five years
	Amortized	Due in one	through	through ten	Due after	Total Fair
(In thousands)	Cost	year or less	five years	years	ten years	Value

Fixed maturities, available for sale
U.S. Treasury obligations	$183,180	$19,644	$80,320	$90,554	$4,025	$194,543
U.S. Agency obligations	59,291	1,552	43,173	19,219	1,029	64,973
State and municipal bonds	1,189,288	31,339	289,236	614,910	331,958	1,267,443
Corporate bonds	1,147,926	76,843	689,494	434,928	24,973	1,226,238
Residential mortgage-backed securities	506,466					528,863
Commercial mortgage-backed securities	100,152					104,936
Other asset-backed securities	62,851					65,110

	$3,249,154					$3,452,106

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
4. Investments (continued)
Business Owned Life Insurance (BOLI)
     ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $51 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
     ProAssurance has Other Investments comprised of the following:

	September 30	December 31
(In millions)	2010	2009

Equity interests in private investment funds, at cost; estimated fair value of $34.3 and $27.0, respectively	$30.7	$29.1
Federal Home Loan Bank (FHLB) capital stock, at cost	5.2	5.2
High yield asset-backed securities, at fair value (amortized cost of $19.4 at December 31, 2009) see below	—	10.9
Other, at cost	0.5	2.1

Other Investments, total	$36.4	$47.3

     FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
     At December 31, 2009 ProAssurance, through its ownership of a separate interest in a private investment fund, held a direct beneficial interest in certain high yield asset-backed securities. The investment fund liquidated in July 2010 and distributed the securities to ProAssurance.
     The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2010 and December 31, 2009, including the length of time the investment has been held in a continuous unrealized loss position.

	September 30, 2010
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$—	$—	$—	$—	$—	$—
U.S. Agency obligations	—	—	—	—	—	—
State and municipal bonds	21,659	(1,634)	12,340	(1,391)	9,319	(243)
Corporate bonds	42,774	(2,751)	24,130	(426)	18,644	(2,325)
Residential mortgage-backed securities	31,410	(6,324)	9,589	(179)	21,821	(6,145)
Commercial mortgage-backed securities	11,015	(107)	10,117	(5)	898	(102)
Other asset-backed securities	427	(73)	—	—	427	(73)

	$107,285	$(10,889)	$56,176	$(2,001)	$51,109	$(8,888)

Equity securities, available for sale	$737	$(119)	$622	$(107)	$115	$(12)

Other investments
Equity interests in private investment funds carried at cost of $19.7 million	$17,290	$(2,410)	$—	$—	$17,290	$(2,410)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
4. Investments (continued)

	December 31, 2009
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$40,042	$(1,267)	$40,042	$(1,267)	$—	$—
U.S. Agency obligations	15,514	(182)	15,514	(182)	—	—
State and municipal bonds	177,643	(3,621)	152,783	(2,399)	24,860	(1,222)
Corporate bonds	183,995	(5,755)	140,344	(2,284)	43,651	(3,471)
Residential mortgage-backed securities	64,882	(11,007)	44,086	(4,262)	20,796	(6,745)
Commercial mortgage-backed securities	53,155	(2,448)	24,940	(92)	28,215	(2,356)
Other asset-backed securities	4,823	(176)	1,903	(12)	2,920	(164)

	$540,054	$(24,456)	$419,612	$(10,498)	$120,442	$(13,958)

Equity securities, available for sale	$230	$(21)	$121	$(2)	$109	$(19)

Other investments
Equity interests in private investment funds carried at cost of $23.1 million	$15,764	$(7,308)	$—	$—	$15,764	$(7,308)

     As of September 30, 2010, there were 95 debt securities (4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 80 issuers. The single greatest unrealized loss position is approximately $1.9 million; the second greatest unrealized loss position is approximately $1.0 million. The securities were evaluated for impairment as of September 30, 2010.
     As of December 31, 2009, there were 344 debt securities (14% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 287 issuers.
     Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2009 Form 10-K.
     At September 30, 2010 fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions. Expected future cash flows from the equity interest carried in a loss position were also evaluated and are expected to equal or exceed the carrying value of the equity interest.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
4. Investments (continued)
     The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in Other Comprehensive Income.

	Three Months	Nine Months
	Ended	Ended
(In thousands)	September 30, 2010	September 30, 2010

Balance beginning of period	$2,085	$2,068
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	52	69
OTTI has been previously recognized	—	3,410
Reductions due to:
Securities sold during the period (realized)	—	—
Securities which will be sold in coming periods	—	(3,410)
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—

Balance September 30, 2010	$2,137	$2,137

     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2010	2009	2010	2009

Total other-than-temporary impairment losses (1):
Residential mortgage-backed securities	$(166)	$—	$(189)	$(2,703)
Corporate bonds	—	(16)	—	(3,749)
Equities	—	(72)	—	(494)
Equity interest in a private investment fund	—	—	(3,373)	—
High yield asset-backed securities, see discussion below	(532)	—	(9,515)	(536)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	113	—	119	172

Net impairment losses recognized in earnings	(585)	(88)	(12,958)	(7,310)
Gross realized gains, available-for-sale securities (3)	13,213	5,896	23,310	12,453
Gross realized (losses), available-for-sale securities (3)	(244)	(2,304)	(445)	(3,746)
Net realized gains (losses), short-term	200	—	200	10
Reserve for loss on investment receivable (2)	—	—	—	(3,090)
Net realized gains (losses), trading securities	26	(1,572)	4,926	(1,590)
Change in unrealized holding gains (losses), trading securities	3,360	6,295	(3,102)	8,956
Increase in the fair value of liabilities carried at fair value	(1,258)	(952)	(3,124)	(861)

Net realized investment gains (losses)	$14,712	$7,275	$8,807	$4,822

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings.

(2)	Relates to amounts due from Reserve Primary Fund. Subsequent recoveries from the Reserve Primary Fund exceeded estimated amounts, and the loss was reversed in the fourth quarter of 2009.

(3)	Reclassified from OCI, net of tax at a 35% rate.
     Impairment losses were recognized in earnings during the three months ended September 30, 2010 of $532,000 due to a decline in the fair value of certain high-yield asset-backed securities that ProAssurance intends to sell. These securities are part of a larger group of similar securities that prior to July 2010 were held in a separate interest of a private investment fund. ProAssurance’s separate interest in the fund, commonly referred to as a silo interest, constituted a direct and beneficial interest in the securities. During the second quarter of 2010, ProAssurance was informed that the fund was liquidating and the securities in the silo would be distributed directly to the Company. ProAssurance determined that it would sell the securities and recognized an impairment loss related to the securities during the second quarter of $7.0 million, including non-credit impairments of $2.1 million that had been previously recognized in OCI.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
4. Investments (continued)
     ProAssurance recognized an impairment of $3.4 million in the first nine months of 2010 related to an interest in a private investment fund, accounted for on a cost basis. The fund has reported realized losses on the sale of securities, and ProAssurance has reduced the carrying value of its interest in the fund in recognition of its pro rata share of those losses.
     Proceeds from the sales of available-for-sale securities during the nine months ended September 30, 2010 and 2009 are $625.5 million and $333.4 million, respectively. Purchases of available-for-sale securities were $673.3 million and $754.9 million during the nine months ended September 30, 2010 and 2009, respectively.
5. Income Taxes
     The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
     ProAssurance federal tax returns for the 2005 to 2008 tax years are currently being audited. ProAssurance has received notice that Illinois state tax returns for years 2006 to 2008 will be audited during the fourth quarter of 2010.
6. Deferred Policy Acquisition Costs
     Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
     Amortization of deferred policy acquisition costs are $14.8 million and $43.9 million for the three and nine months ended September 30, 2010, respectively, and $13.2 million and $36.9 million for the three and nine months ended September 30, 2009, respectively.
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
     ProAssurance recognized favorable net loss development of $33.4 million and $95.9 million related to previously established reserves for the three and nine months ended September 30, 2010, respectively. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2008 accident years, offset by a $1.6 million loss on the commutation of a reinsurance agreement.
     For the three and nine months ended September 30, 2009, ProAssurance recognized favorable net loss development of $42.5 million and $98.0 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2007.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
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
     On August 31, 2010 ProAssurance entered into a definitive agreement to acquire American Physicians Service Group, Inc. (NASDAQ: AMPH) (APS) for cash of $32.50 per outstanding common share. The total cost of the transaction, including expenses, is expected to approximate $250 million. APS primarily provides medical professional liability insurance in Texas and reported gross written premium of $65 million for the year ended December 31, 2009 and $33 million for the six months ended June 30, 2010. APS net assets totaled $167 million at June 30, 2010. The transaction is subject to customary conditions, including regulatory and APS shareholder approval. The transaction is expected to close around December 1, 2010.
9. Long-term Debt
     ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	September 30	December 31
	2010	2009

Trust Preferred Subordinated Debentures due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.2% at September 30, 2010). Estimated fair value at September 30, 2010 is $22.8 million.	$22,992	$22,992

Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.2% at September 30, 2010). Estimated fair value at September 30, 2010 is $11.9 million.	12,000	12,000

Note Payable due February 2019, carried at fair value, principal of $17.5 million. Secured by available-for-sale securities having a fair value at September 30, 2010 of approximately $27.6 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	15,741	14,740

Note Payable due February 2012, unsecured, principal of $517,000 net of an unamortized discount of $25,000 at September 30, 2010 and $46,000 at December 31, 2009. Bears interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at September 30, 2010). Estimated fair value at September 30, 2010 is $517,000.	492	471

	$51,225	$50,203

Credit Facility
     At December 31, 2009, ProAssurance’s PICA subsidiary had a revolving credit facility which has since expired. No amounts were outstanding under the line in 2009 or during 2010.
Interest Rate Swap
     ProAssurance, through its PICA subsidiary, is party to an interest rate swap agreement (the swap) with the issuing bank of the Note Payable due February 2019 (the 2019 Note Payable). The purpose of the

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
9. Long-term Debt (continued)
swap is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The swap fixes the interest rate related to the 2019 Note Payable at 6.6%. The swap will terminate February 1, 2019. The notional amount of the swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The fair value of the interest rate swap liability is $4.8 million at September 30, 2010 and $2.9 million at December 31, 2009, and is classified within Other Liabilities.
Fair Values
     The fair values stated in the schedule above are based on the present value of expected underlying cash flows of the debt, discounted at rates available at September 30, 2010 for similar debt issued by entities with a similar credit standing to ProAssurance or, if issued by an insurance subsidiary, the subsidiary issuing the debt.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2009 Form 10-K.
10. Shareholders’ Equity
     At September 30, 2010 and December 31, 2009, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At September 30, 2010, the Board has not approved the issuance of preferred stock.
     At September 30, 2010 approximately $20.9 million in prior authorizations from the Board for the repurchase of common shares or the retirement of outstanding debt remains available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
     ProAssurance repurchased approximately 1.6 million common shares, having a total cost of $94.4 million, during the nine months ended September 30, 2010 (including approximately 975,000 shares at a total cost of $55.3 million during the three months ended September 30, 2010). ProAssurance repurchased approximately 881,000 common shares, having a total cost of $38.1 million during the nine months ended September 30, 2009 (including approximately 41,000 shares at a total cost of $2.1 million during the three months ended September 30, 2009). ProAssurance reissued 100,533 treasury shares, having a cost basis of approximately $5.0 million, during the first quarter of 2009 as part of the consideration for acquisitions in the quarter.
     Share-based compensation expense is $1.6 million and $4.5 million for the three and nine months ended September 30, 2010, respectively, and $1.7 million and $4.9 million for the three and nine months ended September 30, 2009, respectively. Related tax benefits are $559,000 and $1.6 million for the three and nine months ended September 30, 2010, respectively, and $592,000 and $1.7 million for the three and nine months ended September 30, 2009, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
10. Shareholders’ Equity (continued)
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
11. Variable Interest Entities
     ProAssurance holds passive interests in a number of limited partnerships/limited liability companies that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance has not consolidated these entities because it has either limited or no power to control the activities that most significantly affect the economic performance of these entities and is thus not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements with any of the entities to provide other financial support to or on behalf of the entity. ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity.
     The entities consist of 1) private investment funds formed for the purpose of achieving diversified equity and debt returns, 2) private investment funds formed to provide investment returns through the transfer of tax credits (principally federal or state tax credits related to federal low-income housing) and 3) a limited liability interest in a development stage business operation. In those instances where ProAssurance holds a minor interest in the entity, ProAssurance accounts for its interest on a cost basis. Cost basis investments are included in Other Investments and have a carrying value of $31.2 million and $31.1 million at September 30, 2010 and December 31, 2009. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $69.8 million at September 30, 2010 and $48.5 million at December 31, 2009.
     At December 31, 2009 ProAssurance held a direct and beneficial interest in certain high yield asset-backed bonds contributed to an investment fund created for the purpose of managing such investments. Under GAAP, this interest was considered to represent an interest in a separate VIE (commonly referred to as a silo) of which ProAssurance was the primary beneficiary. ProAssurance therefore consolidated its interest in these securities. The securities were included in Other Investments at fair value ($10.9 million at December 31, 2009). The investment fund liquidated in July 2010 and distributed the securities to ProAssurance. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
12. Earnings Per Share
     Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance share awards and restricted stock units have vested.
     Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were considered to be dilutive during the three months ended September 30, 2010. During the three months ended September 30, 2009 approximately 486,000 outstanding options were not considered to be dilutive. Approximately 77,500 and 489,000 of ProAssurance’s outstanding options, on average, were not considered to be dilutive during the nine-month periods ended September 30, 2010 and 2009, respectively.

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
     The estimation of professional liability losses is inherently difficult. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for medical professional liability, the trend of health care costs. Professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revision. Our reserves are established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal actuaries.
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
     We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2010 all ceded contracts are accounted for as risk transferring contracts.
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
     Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, we estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Any adjustments are reflected in then-current operations. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made, as was the case in 2009.
Investment Valuations
     We record a substantial portion of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies is as follows:

	Distribution by
	GAAP Fair Value Hierarchy			September 30, 2010
	Level 1	Level 2	Level 3	Total Investments

Fair Value	3%	92%	1%	96%
Cost or cash surrender value				4%

Total Investments				100%

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity, equity and short-term securities investments are carried at fair value.
     Because of the number of securities we own and the complexity and cost of developing accurate fair values internally, we utilize independent pricing services to assist us in establishing fair values. The pricing services provide fair values based on exchange traded prices, if available. If an exchange traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple broker/dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate the fair value for our security. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose valuation methodology that is appropriate for the asset class and available data.
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
     As of September 30, 2010, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
     With the exception of certain government bonds, most fixed income securities do not trade daily and thus exchange traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data; including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers, and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. A large portion of our fixed income securities are valued at fair value using available market information. In accordance with GAAP, for disclosure purposes we classify any securities that have been valued based on multiple market observable inputs as Level 2 securities.
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
     We hold interests in private investment funds which hold debt and equity securities. We value these investments,which at September 30, 2010 total $25.1 million or approximately 1% of total investments, based on quarterly net asset values provided to us by fund managers, which approximate fair value. In accordance with GAAP, for disclosure purposes we classify interests valued in this manner as Level 3 securities.
     Our investments that are not valued at fair value include:
—	Interests in private investment funds having a carrying value of $31.2 million at September 30, 2010; valued at cost.

—	Business owned life insurance policies having a carrying value of $66.2 million at September 30, 2010, valued at cash surrender value.

—	Interests in tax credit partnerships having a carrying value of approximately $40.5 million at September 30, 2010; valued under the equity method. Tax credit partnerships are established for the purpose of transferring tax credits (principally federal or state tax credits related to federal low-income housing) to the partners. The carrying value of each partnership approximates the present value of the future cash flows expected to be generated from the tax credits transferred by the partnership.

—	Other business interests having a carrying value of $4.2 million at September 30, 2010; valued under the equity method based on the latest financial statements of the entity.

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
     For equity securities, we consider the following:
—	the length of time for which the fair value of the investment has been less than its recorded basis;

—	the financial condition and near-term prospects of the issuer underlying the investment, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available;

—	the historical and implied volatility of the fair value of the security; and

—	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
     For debt securities, we consider whether we expect to fully recover the amortized cost basis of the security, based upon consideration of some or all of the following:
—	third party research and credit rating reports;

—	the current credit standing of the issuer, including credit rating downgrades

—	extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

—	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure;

—	for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan;

—	failure of the issuer of the security to make scheduled interest or principal payments;

—	any changes to the rating of the security by a rating agency;

—	recoveries or additional declines in fair value subsequent to the balance sheet date; and

—	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
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
     Our investments in tax credit partnerships are evaluated for OTTI by comparing cash flow projections of future operating results of the underlying projects generating the tax credits to our recorded basis, and considering our ability to utilize the tax credits from the investments.

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
Goodwill
     We make at least an annual assessment as to whether the value of our goodwill asset is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. We consider ProAssurance to be one reporting unit for the purposes of evaluating goodwill because we operate in a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on ProAssurance’s market capitalization and an expected premium that would be paid to acquire control of the company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We did not record any impairment of goodwill as of our last evaluation date, October 1, 2009, and do not believe there has been any event or change of circumstances that would indicate that a re-evaluation of goodwill is required as of September 30, 2010.
Accounting Changes
Investment Disclosures; Other-than-temporary Impairments
     Effective for interim and annual reporting periods ending on or after June 15, 2009, the FASB revised GAAP to require expanded disclosures related to investments in debt and equity securities. Guidance regarding other-than-temporary impairments was also revised. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis.
     The new guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “. . . in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income (OCI). Transition provisions require a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “...if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis”. We adopted the revised guidance as of the beginning of the quarter ended June 30, 2009. As of April 1, 2009, our debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, we reclassified these non-credit losses, net of tax, from retained earnings to accumulated other comprehensive income as of April 1, 2009 (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).
Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $228 million during 2010 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. Through the nine months ended September 30, 2010, $214 million of the permitted dividends have been paid, and one of our insurance subsidiaries after receiving the necessary regulatory approvals, has paid an additional dividend of $17 million. At September 30, 2010, we held cash and investments of approximately $351.1 million outside of our insurance subsidiaries that are available for use without regulatory approval, the majority of which we intend to use to finance the acquisition of American Physicians Service Group, Inc., as more fully discussed below.
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
     On August 31, 2010, we entered into a definitive agreement with American Physicians Service Group, Inc. (NASDAQ: AMPH) (APS), whereby ProAssurance will acquire all outstanding shares of APS for $32.50 per share. The transaction is expected to close in the fourth quarter of 2010 and to require cash outlays of approximately $250 million. APS primarily provides medical professional liability insurance in Texas and reported gross written premium of $65 million for the year ended December 31, 2009 and $33 million for the six months ended June 30, 2010. APS net assets totaled $167 million at June 30, 2010. The transaction is subject to customary conditions, including regulatory and APS shareholder approval. The APS shareholder vote is scheduled for November 29, 2010.

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
     Our operating activities provided positive cash flows of approximately $108.6 million and $15.9 million for the nine months ended September 30, 2010 and 2009, respectively. Operating cash flows for 2010 and 2009 compare as follows:

Cash Flow
Increase
(In millions)	(Decrease)
Cash provided by operating activities nine months ended September 30, 2009	$16
Increase (decrease) in operating cash flows during 2010:
Decrease in premium receipts (1)	(7)
Decrease in payments to reinsurers (2)	23
Decrease in losses paid (3)	35
Increase in reinsurance recoveries (4)	4
Decrease in Federal and state income tax payments (5)	5
Increase due to prior year CHW payment (6)	21
Other amounts not individually significant, net	12

Cash provided by operating activities nine months ended September 30, 2010	$109

(1)	The decrease in premium receipts reflects the decline in gross written premium, exclusive of the premium decline that is attributable to policies written on a two-year term. The two-year term affects the volume of premiums written but has no effect on collections.

(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)	The decrease in losses reflects lower paid losses at our subsidiaries other than PICA of approximately $54 million offset by an increase in PICA losses paid of $19 million that is principally due to an additional three months of PICA activity in 2010. The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

(4)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying loss payments.

(5)	The decrease in tax payments primarily reflects:
—	A final estimated payment for the 2009 tax year (paid in 2010) that was lower than the final estimated tax payment for the 2008 tax year (paid in 2009). In 2008 a large portion of taxable income for the year was earned in the fourth quarter; in 2009 taxable income was earned more ratably throughout the year.

—	Estimated payments for the 2010 tax year that are higher than those paid for the 2009 tax year. Our 2009 tax liability was significantly reduced by tax deductions (the CHW judgment and losses on the sale of impaired securities) that did not reduce 2009 GAAP income.

(6)	In 2009 we paid a judgment in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) that was entered against our subsidiary, ProAssurance National Capital Insurance Company (PRA National), prior to our acquisition of PRA National. We established a liability related to the judgment and accrued post trial interest at the time PRA National was acquired in 2005. See Note 9 of the Notes to the Consolidated Financial Statements in our 2009 Form 10-K for additional information.

Investment Exposures
     The following table provides summarized information regarding our investments as of September 30, 2010:

		Unrealized Gains (Losses)
	Carrying	Included in Carrying Value		Average	% Total
(In thousands)	Value	Gains	Losses	Rating	Investments
Fixed Maturities Government
U.S. Treasury	$194,543	$11,363	$—	AAA	5%
U.S. Agency	64,973	5,682	—	AAA	2%

Total government	259,516	17,045	—	AAA	6%

State and Municipal Bonds	1,267,443	79,789	(1,634)	AA	32%

Corporate Bonds
Financial institutions	316,694	15,921	(1,139)	A+	8%
FDIC insured	58,999	1,303	—	AAA	1%
Communications	49,132	3,443	—	A-	1%
Utilities	94,310	6,816	(467)	A	2%
Energy	40,879	4,177	(30)	A-	1%
Industrial	632,347	46,491	(1,115)	A-	16%
Transportation	21,976	2,027	—	BBB+	1%
Other	11,901	885	—	AA	0%

Total corporate bonds	1,226,238	81,063	(2,751)	A	31%

Asset-backed Securities
Agency mortgage-backed securities	483,778	26,318	(93)	AAA	12%
Non-agency mortgage-backed securities	26,232	1,227	(1,133)	BBB	1%
Subprime (1)	12,349	1,170	(1,996)	BBB	0%
Alt-A (2)	6,504	6	(3,102)	B+	0%
Commercial mortgage-backed securities	104,936	4,891	(107)	AAA	3%
Credit card	28,229	762	—	AAA	1%
Automobile	17,984	348	—	AAA	0%
Other	18,897	1,222	(73)	AA-	0%

Total asset-backed securities	698,909	35,944	(6,504)	AA+	17%

Total fixed maturities	3,452,106	213,841	(10,889)	AA-	86%

Equities
Equity-common only
Financial	12,782	137	—		0%
Energy	5,777	61	—		0%
Consumer cyclical	1,328	129	(9)		0%
Consumer non-cyclical	4,125	214	(3)		0%
Technology	2,414	127	(44)		0%
Industrial	1,745	335	—		0%
Communications	1,511	23	—		0%
All Other	5,789	20	(63)		0%

Total equities	35,471	1,046	(119)		1%

Short-Term	338,001	—	—		8%

BOLI	66,165	n/a	n/a	AA-	2%

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	40,527	n/a	n/a		1%
Other business interests	4,238	—	—		0%
Private fund–primarily invested in long/short equities	18,908	—	—		0%
Private fund–primarily invested in non-public equities	6,171	—	—		0%

Total investment in unconsolidated subsidiaries	69,844	—	—		2%

Other Investments
Federal Home Loan Bank capital stock	5,190	n/a	n/a		0%
Private fund–primarily invested in distressed debt	19,700	n/a	n/a		0%
Private fund–primarily invested in long/short equities	11,010	n/a	n/a		0%
Other	511	n/a	n/a		0%

Total other investments	36,411	n/a	n/a		1%

Total Investments	$3,997,998	$214,887	$(11,008)		100%

(1)	$0.2 million are AAA, $3.0 million are AA, $2.0 million are A, $7.1 million are BBB or below

(2)	$1.6 million are AAA, $0.1 million are AA, $0.7 million are A, $4.1 million are CCC or below

     A detailed listing of our investment holdings as of September 30, 2010 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. We anticipate that between $50 million and $80 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under previously established borrowing arrangements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     We hold cash and short-term securities of $386.3 million at September 30, 2010 as compared to $227.7 million at December 31, 2009. We have elected to increase our liquidity in order to have more flexibility in allocating capital among our insurance and holding company subsidiaries, and we are also holding funds needed for our planned acquisition of APS.
     During the second quarter of 2010, we sold approximately $20 million of our trading portfolio equity securities, principally those acquired in the PICA transaction, and increased our investment in certain private investment funds by $10 million in order to take advantage of specific investment strategies that have been successful in the past.
     We have invested $41 million in tax credit limited partnerships during 2010 ($31 million of which is unfunded at September 30, 2010). These partnerships are designed to provide returns via the transfer of tax operating losses and tax credits to their partners. All of the interests will be accounted for using the equity method. Our pro rata share of partnership operating losses will be included in earnings each period as a part of equity in unconsolidated subsidiaries; our pro rata share of tax credits and the tax benefits associated with the operating loss will be recognized as a reduction of tax expense. We plan to increase our investment in tax credit partnerships over the next year by an additional $60 million subject to identifying opportunities that meet our investment criteria.
     Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 96.5% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2010 is 4.1 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.7 years.
     At September 30, 2010 we directly hold asset-backed securities with a fair value of $698.9 million (recorded cost basis of $669.5 million). In performing our OTTI assessment of asset-backed securities, management projects expected cash flows, making assumptions regarding expected default rates and the value of collateral available to recover losses. If estimated cash flows project a loss, an OTTI is realized for the difference between the book value and present value of the anticipated cash flows in accordance with generally accepted accounting principles. Our judgments about future default rates, the timing of expected cash flows, and the estimated value of collateral may not prove over time to be accurate, and we may experience losses on asset-backed securities that are greater or less than what we are currently projecting.
     We hold four positions in financial institution fixed maturity securities that have a fair value that exceeds $20 million. The aggregate fair value of these positions totals $106.6 million ($103.1 million recorded cost basis), of which $43.7 million is FDIC backed.

     At September 30, 2010 we held fixed maturity securities with pretax net unrealized gains of approximately $203 million as compared to pretax net unrealized gains of $99 million as of December 31, 2009. The improvement is primarily due to lower market interest rates, as well as a reduction in credit spreads.
     Investment in Unconsolidated Subsidiaries reflects the liquidation of our interest in a private investment fund during the third quarter of 2010. Distributions from the fund (cash of $29.8 million and securities having a fair value of $2.9 million) approximated the carrying value of our interest at June 30, 2010 of $33.0 million.
     Other Investments reflects a reduction of $10.9 million as compared to December 31, 2009 that is attributable to the liquidation of our separate interest in a private investment fund. The securities that formerly comprised our separate interest were distributed to us in July, 2010, and most of the securities were sold during the third quarter. During the first and second quarters of 2010 we recognized other-than-temporary impairments of $9.0 million related to the securities.
     We have requested redemption of approximately $16 million of our BOLI investment, which will be paid to us in November 2010. Our intention to redeem the BOLI changes the tax characteristic of this investment; previously we had treated increases in the cash surrender value as tax-exempt. The planned redemption resulted in a tax liability of approximately $1.3 million, which we recognized during the second quarter of 2010.
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

Debt
     Our long-term debt as of September 30, 2010 is comprised of the following:

				Carrying Value
(In thousands, except %)	Contractual Rate		Outstanding Principal	September 30, 2010

Trust Preferred Debentures due 2034	4.2%	(1)	$22,992	$22,992
Surplus Notes due May 2034	4.2%	(1)	12,000	12,000
Note Payable due February 2019 (2)	6.6%	(3)	17,512	15,741
Note Payable due February 2012	3.3%	(4)	517	492

				$51,225

(1)	Adjusted quarterly based on LIBOR

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
Treasury Stock
     We repurchased approximately 1.6 million common shares having a total cost of $94.4 million during the nine-month period ended September 30, 2010 (including 975,000 shares at a total cost of $55.3 million during the three months ended September 30, 2010). At September 30, 2010 approximately $20.9 million in prior authorizations from our Board of Directors for the repurchase of common shares or the retirement of outstanding debt remains available for use.
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

The Patient Protection and Affordable Care Act of 2010; The Dodd-Frank Wall Street Reform and Consumer Protection Act
     The Patient Protection and Affordable Care Act of 2010, generally known as the Healthcare Reform Act was passed and signed into law in March 2010. While the general provisions of the Healthcare Reform Act are known, specific regulations to implement the reforms are just now being written, so we cannot predict with any certainty the effect that Healthcare Reform will have on our business. However, as changes in the healthcare system are phased in between now and 2013, we believe we could see a range of changes that affect our business.
     Also, the Healthcare Reform Act is a complex document that contains numerous administrative provisions that deal with non-healthcare matters. Regulations to implement these provisions are being developed and may impose additional administrative burdens that will increase our operating costs.
     The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed in July 2010. Many provisions of the Act do not appear to directly affect our business. However, the Act establishes new regulatory oversight of financial institutions. As detailed regulations are developed to implement the provisions of the Act, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.
Overview of Results–Three and Nine Months Ended September 30, 2010 and 2009
     Net income is $51.1 million and $129.5 million for the three and nine months ended September 30, 2010, respectively, as compared to $55.2 million and $137.4 million for the same respective periods in 2009. Net income per diluted share is $1.59 and $3.99 for the three and nine months ended September 30, 2010, respectively, as compared to $1.67 and $4.13 for the same respective periods in 2009.
     Results from the three and nine months ended September 30, 2010 and 2009 compare as follows:
Premiums
     Net premiums earned decreased during the 2010 three-month period by approximately $1.7 million or 1.3% due to the effects of a competitive market place and rate reductions that reflect improved loss trends. The 2010 nine-month period increased by $15.5 million or 4.3% which reflects $23.9 million of additional premium from PICA, primarily attributable to three additional months of activity in 2010, partially offset by declines of $8.4 million at our other subsidiaries, attributable to competitive pressures and rate reductions.
Net Investment Income; Net Realized Investment Gains (Losses)
     Our 2010 net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $5.9 million or 14.6% for the three-month period, due to lower earnings from fixed income securities and a decrease in earnings from unconsolidated subsidiaries. Results for the 2010 nine-month period decreased by $275,000 or 0.2% due to a decrease in earnings from fixed income securities, partially offset by an increase in earnings from unconsolidated subsidiaries. Average yields decreased during the 2010 nine-month period, but the effect was offset by higher average invested balances.
     Net realized investment gains increased earnings in 2010 by $14.7 million for the three-month period and by $8.8 million for the nine-month period. In 2009, net realized investment gains increased earnings by $7.3 million for the three-month period and by $4.8 million for the nine-month period.
Expenses
     Net losses increased by $10.2 million or 14.7% in the 2010 three-month period due to higher current accident year losses of $1.1 million and lower favorable loss development of $9.1 million. Net losses increased by $21.3 million or 10.4% in the 2010 nine-month period due to higher current accident year losses of $19.2 million and lower favorable loss development of $2.1 million. The increase in current accident year losses in the nine-month period is primarily attributable to an additional three months of PICA activity in 2010.
     Underwriting, acquisition and insurance expenses increased in 2010 by $2.2 million or 7.3% for the three-month period and $11.0 million or 13.2% for the nine-month period. Expenses were higher in 2010 because of higher policy acquisition costs partially offset by operating cost reductions. The 2010 nine-month period also includes three additional months of PICA expenses.
Ratios
     Our net loss ratio increased in 2010 by 8.6 points for the three-month period, and increased by 3.3 points for the nine-month period. Lower favorable development increased the three-month ratio by 6.6 points and increased the nine-month ratio by 1.6 points.
     Our expense ratio increased in 2010 by 2.1 points for the three-month period and by 1.9 points for the nine-month period. The increase primarily reflects higher average policy acquisition costs.
     Our operating ratio increased in 2010 by 12.5 points and 7.1 points for the three- and nine-month periods, respectively, reflecting the increases to the net loss and expense ratios and declines in the investment ratio of approximately 1.8 points and 1.9 points for the three- and nine-month periods, respectively.
     Return on equity is 11.3% for the 2010 three-month period and 9.8% for the nine-month period on an annualized basis.
Book Value per Share
     Our book value per share at September 30, 2010 is $58.90 compared to $52.59 at December 31, 2009. The change reflects our 2010 income, the increase in accumulated other comprehensive income and a benefit from treasury share purchases. Due to the size of our Shareholders’ Equity (approximately $1.8 billion at September 30, 2010), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

Non-GAAP Financial Measures
     Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of realized gains or losses, guaranty fund assessments and debt retirement loss. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
     The following table is a reconciliation of Net income to Operating income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share data)	2010	2009	2010	2009

Net income	$51,052	$55,201	$129,545	$137,449
Items excluded in the calculation of operating income:
Loss on the extinguishment of debt	—	2,839	—	2,839
Net realized investment (gains) losses	(14,712)	(7,275)	(8,807)	(4,822)
Guaranty fund assessments (recoupments)	91	(152)	(659)	(630)

Pre-tax effect of exclusions	(14,621)	(4,588)	(9,466)	(2,613)

Tax effect, at 35%	5,117	1,606	3,313	915

Operating income	$41,548	$52,219	$123,392	$135,751

Per diluted common share:
Net income	$1.59	$1.67	$3.99	$4.13
Effect of exclusions	(0.29)	(0.09)	(0.19)	(0.05)

Operating income per diluted common share	$1.30	$1.58	$3.80	$4.08

Results of Operations—Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended			Nine Months Ended
	September 30			September 30
($ in thousands, except share data)	2010	2009	Change	2010	2009	Change

Revenues:
Gross premiums written	$158,998	$168,559	$(9,561)	$414,697	$434,714	$(20,017)

Net premiums written	$149,693	$158,705	$(9,012)	$383,783	$401,634	$(17,851)

Premiums earned	$140,802	$143,477	$(2,675)	$411,006	$398,212	$12,794
Premiums ceded	(10,502)	(11,521)	1,019	(31,882)	(34,621)	2,739

Net premiums earned	130,300	131,956	(1,656)	379,124	363,591	15,533
Net investment income	35,639	38,573	(2,934)	110,348	112,839	(2,491)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,281)	1,637	(2,918)	2,544	328	2,216
Net realized investment gains (losses)	14,712	7,275	7,437	8,807	4,822	3,985
Other income	1,764	3,153	(1,389)	5,769	7,224	(1,455)

Total revenues	181,134	182,594	(1,460)	506,592	488,804	17,788

Expenses:
Losses and loss adjustment expenses	86,866	78,674	8,192	251,944	231,309	20,635
Reinsurance recoveries	(7,055)	(9,108)	2,053	(24,908)	(25,601)	693

Net losses and loss adjustment expenses	79,811	69,566	10,245	227,036	205,708	21,328
Underwriting, acquisition and insurance expenses	32,095	29,905	2,190	94,940	83,896	11,044
Interest expense	832	808	24	2,472	2,638	(166)
Loss on extinguishment of debt	—	2,839	(2,839)	—	2,839	(2,839)

Total expenses	112,738	103,118	9,620	324,448	295,081	29,367

Income before income taxes	68,396	79,476	(11,080)	182,144	193,723	(11,579)

Income taxes	17,344	24,275	(6,931)	52,599	56,274	(3,675)

Net income	$51,052	$55,201	$(4,149)	$129,545	$137,449	$(7,904)

Earnings per share:
Basic	$1.61	$1.69	$(0.08)	$4.03	$4.17	$(0.14)
Diluted	$1.59	$1.67	$(0.08)	$3.99	$4.13	$(0.14)

Net loss ratio	61.3%	52.7%	8.6	59.9%	56.6%	3.3
Underwriting expense ratio	24.0%	21.9%	2.1	24.4%	22.5%	1.9

Combined ratio	85.3%	74.6%	10.7	84.3%	79.1%	5.2

Operating ratio	57.9%	45.4%	12.5	55.2%	48.1%	7.1

Return on equity*	11.3%	13.9%	(2.6)	9.8%	11.9%	(2.1)

*	Annualized
     In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Gross premiums written	$158,998	$168,559	$(9,561)	(5.7%)	$414,697	$434,714	$(20,017)	(4.6%)

Net premiums written	$149,693	$158,705	$(9,012)	(5.7%)	$383,783	$401,634	$(17,851)	(4.4%)

Premiums earned	$140,802	$143,477	$(2,675)	(1.9%)	$411,006	$398,212	$12,794	3.2%
Premiums ceded	10,502	11,521	(1,019)	(8.8%)	31,882	34,621	(2,739)	(7.9%)

Net premiums earned	$130,300	$131,956	$(1,656)	(1.3%)	$379,124	$363,591	$15,533	4.3%

Gross Premiums Written
     Changes in our premium volume are driven by three primary factors: our retention of existing business, the amount of new business we are able to generate (including business that comes to PRA as a result of acquisitions), and the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. The professional liability market remains competitive with some competitors choosing to compete primarily on price.
     Gross premiums written by component are shown in the table that follows. The nine-month period of 2010 includes three additional months of PICA activity as compared to the same period in 2009.

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Physician (1)	$127,220	$139,423	$(12,203)	(8.8%)	$325,439	$353,910	$(28,471	) (2)	(8.0%)

Non-physician (1):
Healthcare providers	12,537	10,255	2,282	22.3%	31,593	27,017	4,576	(3)	16.9%
Hospital and facility	5,481	5,435	46	0.8%	20,351	21,716	(1,365)		(6.3%)
Other	3,603	3,258	345	10.6%	12,104	9,880	2,224		22.5%
Non continuing	1,007	4,161	(3,154)	(75.8%)	6,593	7,152	(559)		(7.8%)

	22,628	23,109	(481)	(2.1%)	70,641	65,765	4,876		7.4%

Tail Premiums	9,150	6,027	3,123	51.8%	18,617	15,039	3,578		23.8%

Total Gross Premiums Written	$158,998	$168,559	$(9,561)	(5.7%)	$414,697	$434,714	$(20,017)		(4.6%)

(1)	Excludes tail premiums

(2)	Change shown is net of a $14.8 million increase that is attributable to an additional three months of PICA activity in 2010

(3)	Change shown includes an increase of $3.1 million that is due to an additional three months of PICA activity in 2010
Physician Premiums
     Physician premiums continue to be our primary revenue source and comprise 80% and 78% of our gross premiums written for the quarter and year-to-date periods ended September 30, 2010, respectively, as compared to 83% and 81% for the same respective periods in 2009.
     A portion of the decrease in the volume of our physician premiums is attributable to shifts in our renewal patterns. We began offering policy renewals for a two-year term (as opposed to a one-year term) to our physician insureds in one selected jurisdiction during late 2008. The premium associated with both policy terms is included in written premium in the period the policy is written, which increases gross written premium in the year the policy is written but reduces gross written premium in the following year. Earned premiums are not affected because premiums are earned pro rata over the policy term, whether that is a one- or two-year term. Gross written premium associated with two-year term policies is $3.2 million and $8.8 million for the three and nine months ended September 30, 2010, respectively, as compared to $8.9 million and $21.4 million written for the 2009 respective periods. Approximately $6.9 million and $16.6 million of the gross written premium decline during the 2010 three- and nine-month periods, respectively, is attributable to the policies written on a two-year term. Also, during 2009, in order to more evenly distribute renewals throughout the year, we offered early renewal to a number of insureds who otherwise would have had a first quarter 2010 renewal date. Approximately $6.5 million of the 2010 year-to-date decrease in physician premiums is attributable to the shift in renewal dates.
     Our retention rates for our physician business have remained comparable to our 2009 rates. Our retention rate, which we calculate as retained premium divided by premium subject to renewal, is 90% and 89% , for the 2010 three- and nine-month periods, respectively, as compared to 88% and 90%, respectively, for the same periods in 2009. Retention rates are affected by a number of factors. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also due to disability or other personal reasons. We may also lose insureds to competitors or to self-insurance mechanisms (often when physicians join hospital-based practice groups) due to pricing or other issues.
     Charged rates for our physician business renewed in 2010 have averaged 2% higher than the expiring premium for the three-month period, compared to an average 1% decrease for the same 2009 period. For the nine-month period, charged rates have showed no change in 2010, compared to an average decrease of 2% in 2009. In general, charged rates at our PICA subsidiary have increased as compared to 2009, while rates at our other insurance subsidiaries have decreased. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
     We wrote approximately $6 million and $12 million of new physician business during the three and nine months ended September 30, 2010, respectively.
Non-physician Premiums
     Our non-physician healthcare providers are primarily dentists, chiropractors, optometrists, and allied health professionals. We began a targeted marketing campaign to optometrists in 2010 which produced approximately $800,000 of additional premium in the third quarter. The remainder of the third quarter increase is primarily attributable to allied health coverages. The increase for the nine-month period reflects the third quarter increase as well as three additional months of PICA activity in 2010.
     Hospital and facility premiums remained flat for the three-month period and decreased for the nine-month period. The decline reflects the same competitive pressures in this area as we are seeing in our physician business.
     Non-physician “other” premiums are primarily legal professional liability premiums, but also includes other types of general liability premiums. The increase in premium volume for the nine-month period principally relates to our legal professional liability premiums.
     Non-continuing in the above table separately identifies premium generated by certain types of miscellaneous liability coverages which we no longer provide. We do expect minimal premiums from these coverages in future periods.
Tail Premiums
     We separately report tail premiums because we offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us, but we do not market such coverages separately. The amount of tail premium written and earned can vary widely from period to period.

Premiums Earned

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Premiums earned	$140,802	$143,477	$(2,675)	(1.9%)	$411,006	$398,212	$12,794	3.2%

     Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a two-year term. Tail premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.
     Earned premiums for the 2010 nine-month period includes an additional $23.7 million due to three additional months of PICA activity. This increase was offset by declines in earned premium at our other insurance subsidiaries due to the effects of a competitive market place and rate reductions resulting from improved loss trends.
Premiums Ceded

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Premiums ceded	$10,502	$11,521	$(1,019)	(8.8%)	$31,882	$34,621	$(2,739)	(7.9%)

			Points				Points
Reinsurance expense ratio:*	7.5%	8.0%	(0.5)		7.8%	8.7%	(0.9)

*	Calculated as premiums ceded as a percentage of premiums earned
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
     The 2010 decrease in the reinsurance expense ratio is largely due to a change in the structure of the reinsurance arrangements at our PICA subsidiary. Prior to 2010, certain miscellaneous liability coverages offered by PICA were heavily reinsured. In 2010, we discontinued offering the coverages and canceled the related reinsurance arrangements, which has reduced reinsurance costs in 2010 as compared to 2009. Also, we restructured our primary reinsurance arrangements effective October 1, 2009 to reduce minimum payments and exclude certain indirect loss costs from our reinsurance coverage. The change in terms has favorably affected our ratio.

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
     Net investment income by investment category is as follows:

	Three Months Ended				Nine Months Ended
	September 30				September 30
(In thousands)	2010	2009	Change		2010	2009	Change

Fixed maturities	$35,952	$38,780	$(2,828)	(7.3%)	$110,349	$112,007	$(1,658)	(1.5%)
Equities	142	235	(93)	(39.6%)	597	792	(195)	(24.6%)
Short-term investments	115	193	(78)	(40.4%)	279	1,125	(846)	(75.2%)
Other invested assets	548	632	(84)	(13.3%)	2,153	2,096	57	2.7%
Business owned life insurance	340	336	4	1.2%	1,161	1,157	4	0.3%
Investment expenses	(1,458)	(1,603)	145	(9.0%)	(4,191)	(4,338)	147	(3.4%)

Net investment income	$35,639	$38,573	$(2,934)	(7.6%)	$110,348	$112,839	$(2,491)	(2.2%)

     Fixed Maturities. The three-month period reflects lower yields and lower average investment balances for the quarter, with the decline in yields having the greater effect. The nine-month period reflects lower yields in 2010, partially offset by higher average investment balances.
     Yields have decreased because market rates are lower in 2010 than in 2009 and proceeds from sales or maturities are being reinvested at lower rates. Average yields for our available-for-sale fixed maturity securities during 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Average income yield	4.4%	4.6%	4.4%	4.6%
Average tax equivalent income yield	5.0%	5.3%	5.0%	5.3%
     The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investments alternatives, and cash needed for acquisitions or other capital purposes. In 2010 as compared to 2009, our average investment in fixed maturities decreased by approximately 2% for the three-month period but increased by approximately 4% for the nine-month period.
     Short-term Investments. The decrease in earnings for the three-month period reflects a decline in rates, offset by higher average balances in 2010. The decrease in earnings for the nine-month period reflects a decline in rates and lower average invested balances in 2010.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands)	2010	2009	Change	2010	2009	Change

Private investment funds, currently held	$633	$702	$(69)	$1,507	$835	$672
Private investment fund, liquidated in 2010	—	935	(935)	3,097	(507)	3,604
Other business interests	(663)	—	(663)	(663)	—	(663)
Tax credit partnerships	(1,251)	—	(1,251)	(1,397)	—	(1,397)

Equity in earnings (loss) of unconsolidated subsidiaries	$(1,281)	$1,637	$(2,918)	$2,544	$328	$2,216

     We hold interests in certain private investment funds that derive earnings from trading portfolios. The performance of the funds is affected by the volatility of equity and credit markets. One fund, shown separately in the table, was liquidated in July 2010.
     We have acquired an interest in a development stage limited liability company that will, in time, engage in active business operations. While we expect this investment to provide a positive return over time, we anticipate operating losses during the start up phase, expected to last at least eighteen months. Our potential for loss is limited to the carrying amount of our investment, currently $4.2 million.
     We began investing in tax credit limited partnerships in 2010. As discussed under Capital and Liquidity — Investment Exposures, the tax credit funds are designed to generate investment returns by providing tax benefits to fund investors in the form of net operating losses and tax credits. During the three- and nine-month periods ended September 30, 2010 our tax credit partnerships generated a tax benefit of approximately $750,000, all recognized in the three-month period.
Net Realized Investment Gains (Losses)
     The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2010	2009	2010	2009

Total other-than-temporary impairment losses (1):
Residential mortgage-backed securities	$(166)	$—	$(189)	$(2,703)
Corporate bonds	—	(16)	—	(3,749)
Equities	—	(72)	—	(494)
Equity interest in a private investment fund	—	—	(3,373)	—
High yield asset-backed securities, see discussion below	(532)	—	(9,515)	(536)
Portion recognized in Other Comprehensive Income:
Residential mortgage-backed securities	113	—	119	172

Net impairment losses recognized in earnings	(585)	(88)	(12,958)	(7,310)
Net gains (losses) from sales	13,169	3,592	23,065	8,717
Reserve for loss on investment receivable (2)	—	—	—	(3,090)
Trading portfolio gains	3,386	4,723	1,824	7,366
Fair value adjustments, net	(1,258)	(952)	(3,124)	(861)

Net realized investment gains (losses)	$14,712	$7,275	$8,807	$4,822

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings.

(2)	Relates to amounts due from Reserve Primary Fund. Subsequent recoveries from the Reserve Primary Fund exceeded estimated amounts, and the loss was reversed in the fourth quarter of 2009.
     We have recognized impairment losses in earnings during the three months ended September 30, 2010 of $532,000 due to a decline in the fair value of certain high-yield asset-backed securities. These securities are part of a larger group of similar securities that were held prior to July 2010 in a private investment fund; our interest in the fund, commonly referred to as a silo interest, constituted a direct and beneficial interest in the securities. During the second quarter of 2010, we were informed that the fund was liquidating and the securities in the silo would be distributed directly to us. We determined that we would sell the securities and accordingly recognized an impairment loss related to the securities during the second quarter of $7.0 million, including losses of $2.1 million that had been previously recognized in OCI.
     We recognized an impairment of $3.4 million in the first nine months of 2010 related to an interest in a private investment fund which we account for on a cost basis. The fund has reported realized losses on the sale of securities, and we have reduced the carrying value of our interest in the fund in recognition of our pro rata share of those losses.
     Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Notes 3 and 9 to the Condensed Consolidated Financial Statements.
Losses and Loss Adjustment Expenses
     The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.
     Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent over 90% of the Company’s business, the insured event generally becomes a liability when the event is first reported to the insurer; for occurrence policies the insured event becomes a liability when the event takes place. We believe that measuring losses on an accident year basis is the most indicative measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.
     The following tables summarize calendar year net losses and net loss ratios for the three and nine months ended September 30, 2010 and 2009 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Nine Months Ended
	September 30			September 30
(In millions)	2010	2009	Change	2010	2009	Change

Current accident year	$113.2	$112.1	$1.1	$322.9	$303.7	$19.2
Prior accident years	(33.4)	(42.5)	9.1	(95.9)	(98.0)	2.1

Calendar year	$79.8	$69.6	$10.2	$227.0	$205.7	$21.3

	Net Loss Ratios*
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2010	2009	Change	2010	2009	Change

Current accident year	86.9%	84.9%	2.0	85.2%	83.5%	1.7
Prior accident years	(25.6%)	(32.2%)	6.6	(25.3%)	(26.9%)	1.6
Calendar year	61.3%	52.7%	8.6	59.9%	56.6%	3.3

*	Net losses as specified divided by net premiums earned.
     The increase in current accident year losses for the 2010 nine-month period is primarily attributable to three additional months of PICA activity.
     Our estimate of loss per risk varies based upon the type of coverage provided and the legal jurisdiction of the insured. Shifts in the geographic mix of our physician business and, particularly for the three-month period, an increase in tail coverages caused our current accident year net loss ratio to be higher in 2010 than in 2009.
     During the three and nine months ended September 30, 2010, we recognized favorable loss development of $33.4 million and $95.9 million, respectively, on a net basis, related to reserves established in prior years. Principally this is due to favorable net loss development within our retained layers of coverages ($1 million and below) for accident years 2004-2008 but also included unfavorable development of $1.6 million related to the commutation of a captive reinsurance arrangement.
     During the three and nine months ended September 30, 2009, we recognized favorable loss development of $42.5 million and $98.0 million, respectively, on a net basis, related to our previously established (prior accident year) reserves, principally for the 2004 to 2007 accident years within our retained layers of coverage ($1 million and below).
     Substantially all of the development recognized during 2010 and 2009 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims-made policies in both years is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.
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
Underwriting, Acquisition and Insurance Expenses

	Three Months Ended				Nine Months Ended
	September 30				September 30
($ in thousands)	2010	2009	Change		2010	2009	Change

Insurance related expenses	$31,225	$28,873	$2,352	8.1%	$92,345	$81,749	$10,596	13.0%
Non-insurance related expenses	870	1,032	(162)	(15.7%)	2,595	2,147	448	20.9%

	$32,095	$29,905	$2,190	7.3%	$94,940	$83,896	$11,044	13.2%

	Points				Points

Underwriting expense ratio (1)	24.0%	21.9%	2.1		24.4%	22.5%	1.9

(1)	Our expense ratio computations exclude non-insurance related expenses.
Insurance Related Expenses
     The 2010 increase in expenses for the three-month period is primarily due to higher acquisition costs.
     The 2010 nine-month period includes three additional months of PICA activity, which increased expenses as compared to 2009 by $5.7 million. The remainder of the increase for the nine-month period is due to higher acquisition expenses of approximately $5.8 million partially offset by lower operating expenses of approximately $900,000.
     The increase in acquisition expenses reflects both the effect of purchase accounting and higher costs due to shifts in our premium mix. Under GAAP purchase accounting rules there is no recognition of policy acquisition costs for policies written prior to the acquisition date but earned after the acquisition date; consequently, PICA amortization expense was below normal levels in the second and third quarters of 2009. We have earned more premium in 2010 from allied healthcare, legal and miscellaneous professional liability coverages. Commission and underwriting expenses associated with these premiums are higher than those associated with physician premiums.

     Our 2010 expenses include transaction expenses related to the proposed merger of APS of approximately $250,000 for the three-month period and $875,000 for the nine-month period. We anticipate incurring additional expenses related to the APS transaction of approximately $13.4 million, approximately $10 million of which is expected to be incurred during the fourth quarter of 2010 and the remainder incurred fairly ratably through 2011.
     Our 2009 expenses for the nine-month period included PICA transaction costs of approximately $2.5 million. Our 2009 nine-month expenses also reflect a $1.8 million expense reduction related to our payment of all but a small portion of the Columbia Hospital for Women Judgment (the CHW Judgment). Costs associated with payment were less than we had previously estimated. For additional information regarding the CHW Judgment, see Note 10 of the Notes to the Consolidated Financial Statements in our 2009 Form 10-K.
Other Expense Information
     Non-insurance related expenses. We operate several insurance agencies and provide benefit management services on a limited basis through a separate PICA subsidiary. These activities generate commission and service fee revenues, which are reported as a part of other income. We have excluded the direct expenses of these activities from our underwriting expense ratio computations because the activities are not associated with the generation of premium revenues. The increase in expenses for 2010 nine-month period is primarily due to three additional months of PICA activity.
     Guaranty fund assessments. Insurance related expenses in the table above are reduced by net recoupments from guaranty fund assessments of approximately $659,000 during the nine months ended September 30, 2010 and by approximately $152,000 and $630,000 during the three and nine months ended September 30, 2009, respectively. Guaranty fund assessments increased insurance related expenses by $91,000 during the three-month period ended September 30, 2010.
Underwriting Expense Ratio
     The 2010 increase in our underwriting expense ratio for both the three- and the nine-month periods is primarily attributable to higher policy acquisition costs in 2010.
Interest Expense
     Interest expense for the 2010 three-month period is flat as compared to 2009, because interest rates and outstanding debt were the same levels in each period. Average outstanding debt was approximately $2 million higher during the 2010 nine-month period as compared to 2009 while average rates on our variable debt were approximately 75 basis points lower during the nine-month period of 2010 as compared to 2009.
     Interest expense by debt obligation is provided in the following table:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands)	2010	2009	Change	2010	2009	Change

Trust Preferred Debentures due 2034	$250	$270	$(20)	$733	$910	$(177)
Surplus Notes due May 2034 (1)	131	132	(1)	380	643	(263)
Note Payable due February 2012	9	8	1	33	20	13
Note Payable due February 2019 (2)	297	301	(4)	884	600	284
Surplus Notes due May 2033 (3)	—	48	(48)	—	140	(140)
Other	145	49	96	442	325	117

	$832	$808	$24	$2,472	$2,638	$(166)

(1)	Converted from a fixed to a variable rate in May 2009

(2)	Debt acquired in the PICA transaction

(3)	Debt acquired in the PICA transaction; redeemed August 2009

Taxes
     Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(5.1%)	(5.1%)	(6.3%)	(6.4%)
Tax credits (1)	(1.1%)	—	(0.4%)	—
Valuation Allowance (2)	(1.3%)	—	(0.5%)	—
BOLI Redemption (3)	—	—	0.7%	—
Other	(2.1%)	0.6%	0.4%	0.4%

Effective tax rate	25.4%	30.5%	28.9%	29.0%

(1)	We have invested in tax credit partnerships during 2010 (see Capital and Liquidity -Investment Exposures and Equity in Earnings (Loss) of Unconsolidated Subsidiaries). To-date in 2010, all in the third quarter, we have recognized an expected tax benefit of approximately $750,000 related to the credits to be transferred to us by the partnerships.

(2)	During 2010 we reversed a valuation allowance previously established against deferred tax assets that were capital in character. We determined that it has become more likely than not that sufficient sources of taxable capital income will be available in future periods to allow us to fully utilize the deferred tax assets.

(3)	We expect to pay and have thus recognized additional tax on the planned redemption of a portion of our BOLI investment as discussed in Capital and Liquidity -Investment Exposures.
     Although our effective tax rate is consistent between the nine-month periods of 2010 and 2009, current tax expense increased by approximately $25 million in 2010. Current tax expense in 2009 reflects several large deductions for which the tax benefit had been previously recognized as a deferred tax asset, including a tax benefit of approximately $7.9 million associated with the CHW judgment and tax benefits of approximately $7.4 million associated with securities sold in 2009 for which OTTI had been recognized in prior periods.

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
          The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2010. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	(200)	(100)	Current	100	200

September 30, 2010
Fair Value (in millions):
U.S. Treasury obligations	$206	$201	$195	$187	$181
U.S. Agency obligations	69	68	65	62	60
State and municipal bonds	1,376	1,332	1,267	1,204	1,142
Corporate bonds	1,300	1,273	1,226	1,179	1,135
Asset-backed securities	714	710	699	680	656

All fixed maturity securities	$3,665	$3,584	$3,452	$3,312	$3,174

Duration:
U.S. Treasury obligations	3.05	3.24	3.43	3.34	3.25
U.S. Agency obligations	2.35	3.76	4.31	4.26	4.21
State and municipal bonds	3.24	4.58	5.02	5.11	5.15
Corporate bonds	2.86	3.51	4.15	4.06	3.98
Asset-backed securities	1.74	1.97	2.31	3.10	3.61
All fixed maturity securities	2.78	3.60	4.05	4.21	4.29

December 31, 2009
Fair Value (in millions):
U.S. Treasury obligations	$160	$156	$154	$150	$147
U.S. Agency obligations	70	69	67	66	64
State and municipal bonds	1,601	1,528	1,449	1,373	1,301
Corporate bonds	1,152	1,114	1,074	1,035	999
Asset-backed securities	725	717	699	673	645

All fixed maturity securities	$3,708	$3,584	$3,443	$3,297	$3,156

Duration:
U.S. Treasury obligations	3.22	3.27	3.29	3.23	3.14
U.S. Agency obligations	2.70	3.10	3.10	3.04	3.04
State and municipal bonds	4.38	5.20	5.29	5.31	5.27
Corporate bonds	3.45	3.69	3.71	3.62	3.54
Asset-backed securities	1.65	1.64	3.03	3.91	4.21
All fixed maturity securities	3.44	3.84	4.15	4.30	4.31

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
          ProAssurance’s cash and short-term investment portfolio at September 30, 2010 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
          As of September 30, 2010, 96.5% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s, and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
          We hold $1.3 billion of municipal bonds. These bonds may have enhanced credit ratings as a result of guarantees by an insurer, but we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of September 30, 2010, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.
Equity Price Risk
          At September 30, 2010 the fair value of our investment in common stocks was $35.5 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.91. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.1% to $38.7 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.1% in the fair value of these securities to $32.2 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES
          The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2010. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          See Note 8 of the Notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
          With the exception of the risk factors listed below, there are no changes to the “Risk Factors” in Part 1, Item 1A of the 2009 Form 10-K.
Changes in healthcare policy could have a material effect on our operations.
          The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform Act was passed and signed into law in March 2010. While the general provisions of the Healthcare Reform Act are known, specific regulations to implement the reforms are just now being written, so we cannot predict with any certainty the effect that Healthcare Reform will have on our business. However, as changes in the healthcare system are phased in between now and 2013, we believe we could see a range of changes that affect our business.
          Additionally, the Healthcare Reform Act is a complex document that contains numerous administrative provisions that deal with non-healthcare matters. Regulations to implement these provisions are being developed and may impose additional administrative burdens that will increase our operating costs.
Changes due to recent financial reform legislation could have a material effect on our operations.
          The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed and signed into law in July 2010. The provisions of the Act do not appear to directly affect our operations. However, the Act establishes new regulatory oversight of financial institutions. As detailed regulations are developed to implement the provisions of the Act, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of regulatory compliance, or both.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          (a) Not applicable.
          (b) Not applicable.
          (c) Information required by Item 703 of Regulation S-K.

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1 – 31, 2010	36,739	$58.64	36,739	$74,041,641
August 1 – 31, 2010	—	$—	—	$74,041,641
September 1 – 30, 2010	938,721	$56.62	938,721	$20,893,128

Total	975,460	$56.69	975,460

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger by and among ProAssurance and its subsidiary, CA Bridge Corporation and American Physicians Service Group, Inc. dated August 31, 2010, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K filed on September 1, 2010 and incorporated by this reference.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION

November 3, 2010

/s/ Edward L. Rand, Jr. Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)