Form 10-K
period 2010-12-31
PROASSURANCE CORP
filed 2011-02-24
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

for the fiscal year ended December 31, 2010,

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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2010 was $1,787,487,963.
As of February 15, 2011, the registrant had outstanding approximately 30,501,385 shares of its common stock.

Documents incorporated by reference in this Form 10-K
(i)	The definitive proxy statement for the 2010 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	The MAIC Holdings, Inc. Registration Statement on Form S-4 (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439 is incorporated by reference into Part IV of this report.

(iv)	The ProAssurance Corporation Registration Statement on Form S-4 (File No. 333-49378) is incorporated by reference into Party IV of this report.

(v)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vi)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on November 4, 2005 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(viii)	The ProAssurance Corporation Registration Statement of Form S-4 (File No. 333-131874) is incorporated by reference in Part IV of this report.

(ix)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(x)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xi)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 12, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xii)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiii)	The ProAssurance Corporation Registration Statement on Form S-8 (File No. 333-156645) is incorporated by reference into Part IV of this report.

(xiv)	The ProAssurance Corporation Definitive Proxy Statement filed on April 11, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The ProAssurance Corporation Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16533) is incorporated by reference into Part IV of the report.

(xvi)	The ProAssurance Corporation Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xvii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring December 1, 2010 (File No. 001-16533) is incorporated by reference into Part IV of this report.

PART I
ITEM 1. BUSINESS.
General / Corporate Overview
          ProAssurance Corporation is a holding company for property and casualty insurance companies focused on professional liability insurance. Throughout this report, references to ProAssurance, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.” Our website is www.ProAssurance.com. Because the insurance business uses certain terms and phrases that carry special and specific meanings, we encourage you to read the Glossary that is posted on the investor relations section of our website.
          The Investor Relations Page (www.proassurance.com/investorrelations/) on our website provides many resources for investors seeking to learn more about us. Our annual report on Form 10K, our quarterly reports on Form 10Q, and our current reports on Form 8K are available on our website as soon as reasonably practical after filing with the Securities and Exchange Commission (the SEC) on its EDGAR system. We show details about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. We maintain access to these reports for at least one year after their filing.
          In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under Statutory Accounting Principles as required by regulation), news releases that we issue, a listing of our investment holdings, and certain investor presentations.
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
          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
–	general economic conditions, either nationally or in our market areas, that are different than anticipated;

–	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

–	the enactment or repeal of tort reforms;

–	formation or dissolution of state-sponsored malpractice insurance entities that could remove or add sizable groups of physicians from the private insurance market;

–	the impact of deflation or inflation;

–	changes in the interest rate environment;

–	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions, including the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, may have on the U.S. economy and our business;

–	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

–	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;

–	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

–	the effects of changes in the health care delivery system, including but not limited to the Patient Protection and Affordable Care Act;

–	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

–	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;

–	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;

–	loss of independent agents;

–	changes in our organization, compensation and benefit plans;

–	our ability to retain and recruit senior management;

–	our ability to purchase reinsurance and collect recoveries from our reinsurers;

–	assessments from guaranty funds;

–	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

–	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

–	insurance market conditions may alter the effectiveness of our current business strategy and impact our revenues;

–	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
          Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in “Item 1A, Risk Factors” in this report and other documents we file with the Securities and Exchange Commission, such as our current reports on Form 8-K, and our regular reports on Forms 10-Q and 10-K.
          We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that these factors could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Except as required by law or regulations, we do not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Overview
          We are an insurance holding company that wholly owns eight operating insurance companies which are primarily focused on providing professional liability insurance and operate as a single business segment within the United States. The composition of our gross written premiums by coverage type and by state for the past three years is as follows:

	Gross Premiums Written–Years Ended December 31
	($ in thousands)
	2010		2009		2008

Physicians	$418,173	78%	$442,002	80%	$389,492	83%
Healthcare facilities	43,093	8%	37,215	7%	15,582	3%
Other healthcare professionals	28,524	5%	31,350	6%	31,229	7%
Legal professionals	13,250	2%	12,379	2%	7,801	2%
All other(1)	30,165	7%	30,976	5%	27,378	5%

Total	533,205	100%	$553,922	100%	$471,482	100%

(1)	Includes tail premiums of $23.2 million in 2010, $20.4 million in 2009 and $23.5 million in 2008.

	Gross Premiums Written–Years Ended December 31
	($ in thousands)
	2010		2009		2008

Alabama(1)	$74,967	14%	$96,307	17%	$91,116	19%
Ohio	63,143	12%	69,300	13%	75,859	16%
Florida(2)	39,909	8%	35,428	6%	31,914	7%
Indiana	30,772	6%	33,304	6%	33,822	7%
Michigan	30,767	6%	32,842	6%	31,946	7%
All other states	293,647	54%	286,741	52%	206,825	44%

Total	$533,205	100%	$553,922	100%	$471,482	100%

(1)	Includes premium related to policies with a two year term of $10.9 million in 2010 and $23.0 million in 2009.

(2)	Not a top five state in 2008
       American Physicians Service Group, Inc. (APS), which we acquired on November 30, 2010 (see “Corporate Organization and History-Recent Developments”) reported total gross written premiums for the year ended December 31, 2010 of $61.5 million. The table above includes $5.1 million of APS premium that was written after the acquisition date, primarily physician premium written in Texas.

Corporate Organization and History
          We were incorporated in Delaware as the successor to Medical Assurance, Inc. in connection with its merger with Professionals Group, Inc. (Professionals Group) in June 2001.
          Much of our growth has come through mergers and acquisitions; we are the successor to eighteen insurance organizations and have further grown our business with four significant renewal rights transactions. Key personnel have been retained in our acquisitions, allowing us to maintain market knowledge and preserve important institutional knowledge in underwriting, claims, risk management and marketing. Our ability to utilize this knowledge has allowed us to grow effectively through acquisitions.
Recent Developments
          On November 30, 2010 we acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS), whose primary operating entity is American Physicians Insurance Company (API), in a transaction valued at $237 million including cash paid of $233 million and deferred compensation commitments of $4 million. APS provides medical professional liability insurance primarily in Texas. See Note 2 to the Consolidated Financial Statements included herein for additional information regarding the acquisition of APS.
          In November 2010 the Board of Directors of ProAssurance authorized $200 million to be used for the repurchase of our common stock or debt securities, which was in addition to previous authorizations of $100 million in September 2009, $100 million in August 2008 and $150 million in April 2007. As of February 15, 2011 approximately $194.0 million of the total amount authorized by the Board remains available for use.
          On April 1, 2009 we acquired 100% of Podiatry Insurance Company of America and subsidiaries (PICA), and its wholly-owned subsidiary, PACO Assurance Company, Inc. (PACO), through a cash sponsored demutualization valued at $134 million, including future premium credits to qualified insureds of $15 million. PICA and PACO together provide professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States. See Note 2 to the Consolidated Financial Statements included herein for additional information regarding the acquisition of PICA.
          In December 2008 we repurchased $23.0 million of our outstanding trust preferred securities for approximately $18.4 million. We recognized a gain of approximately $4.6 million on the extinguishment of debt which is discussed in more detail in Note 10 to the Consolidated Financial Statements included herein. The repurchased securities had been issued in April and May, 2004 as a part of a larger transaction wherein we issued $45.0 million of trust preferred securities, having a 30-year maturity and callable at par beginning in May 2009. The proceeds from the sale of the trust preferred securities were used for general corporate purposes, including contributions to the capital of our insurance subsidiaries to support growth in our insurance operations.
          In July 2008 we converted all our outstanding Convertible Debentures (aggregate principal of $107.6 million), issued in 2003, into approximately 2,572,000 shares of ProAssurance common stock. No gain or loss was recorded related to the conversion, which is discussed in more detail in Notes 10 and 11 to the Consolidated Financial Statements, included herein.
          In December 2007 we redeemed, at face value, for cash, outstanding subordinated debentures of $15.5 million that became our obligation in 2005 when we acquired NCRIC Corporation (NCRIC), now ProAssurance Professional Liability Group.
          Effective August 1, 2006 we acquired 100% of the outstanding shares of Physicians Insurance Company of Wisconsin, Inc., now ProAssurance Wisconsin Insurance Company (PRA Wisconsin), in an all stock merger valued at $104 million. PRA Wisconsin provides professional liability insurance primarily to healthcare professionals and facilities in Midwestern and Western states.
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
Products, Services and Marketing
          Our insurance subsidiaries are primarily focused on providing professional liability insurance to the healthcare and legal marketplaces. We target the full spectrum of the healthcare professional liability market, with physicians as our core customer group. For our legal professional liability product, we target smaller law practices. While most of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis. We are licensed to do business in every state.
          We utilize independent agents as well as an internal sales force to write our business. For the year ended December 31, 2010, we estimate that approximately 64% of our gross premiums written were produced through independent insurance agencies. We do not anticipate that inclusion of APS will have a meaningful impact on our sales distribution. These local agencies usually have producers who specialize in professional liability insurance and should be able to convey the factors that differentiate our professional liability insurance products. No single agent or agency accounts for more than 10% of our total direct premiums written.
          Our marketing approach is closely tied to our promise of “Treated Fairly” which is our public pledge that all of our actions will deliver fair treatment, informed by the core values that guide our organization: integrity, respect, doctor involvement in our healthcare insurance activities, collaboration, communication, and enthusiasm. We emphasize that we offer:
–	financial strength,

–	excellent claims and underwriting services,

–	opportunities to participate in accredited risk management education seminars,

–	risk management consultation, loss prevention seminars and other educational programs,

–	regular newsletters discussing matters of interest to healthcare providers, including updates on legislative developments,

–	support of legislation that will have a positive effect on healthcare liability issues, and

–	involvement in and support for local medical societies and related organizations.
          These communications and services demonstrate our understanding of the professional liability insurance needs of the healthcare industry, promote a commonality of interest among us and our insureds, and provide opportunities for targeted interactions with potential insureds.
Underwriting
          Our underwriting process is driven by individual risk selection. Our underwriting decisions are focused on achieving pricing adequacy. We assess the quality and pricing of the risk, emphasizing loss history, areas of practice and location in making our underwriting decision. In performing their assessment, our underwriters may also consult with internal actuaries regarding loss trends and pricing and utilize loss-rating models to assess the projected underwriting results of certain insured risks.
          Our underwriting concentrates on knowledge of local market conditions and legal environments through market-focused underwriting offices located in Alabama, Georgia, Indiana, Michigan, Missouri, Tennessee, Texas, Wisconsin, and the District of Columbia. Our underwriters work closely with our claims departments, consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.

          For our medical professional liability business underwriters are assisted by our medical advisory committees that operate in our key markets. These committees are comprised of physicians, other healthcare providers and representatives of hospitals and healthcare entities and help us maintain close ties to the medical communities in these markets, provide information on the practice of medicine in each market and provide guidance on critical underwriting issues.
Claims Management
          We have local claims offices located in Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio, Tennessee, Texas, Virginia, Wisconsin, and the District of Columbia so that we can provide specialized and timely attention to claims. We offer our insureds a strong defense of claims that we believe are non-meritorious or those we believe cannot be settled by reasonable, good faith negotiations. Many of these claims are resolved by jury verdict, and we engage experienced, independent trial attorneys in each venue to handle the litigation in defense of our policyholders.
          Our claims department promptly and thoroughly investigates the circumstances surrounding a reported claim against an insured. As this investigation progresses, our claims department develops an estimate of the case reserves for each claim. Thereafter, we monitor development of new information about the claim and adjust the case reserve as loss cost estimates are revised.
          Through our investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable good faith settlement or aggressively defend the claim. Our claims department carefully manages the case, including selecting independent defense attorneys who specialize in professional liability defense and obtaining medical, legal and/or other expert professionals to assist in the analysis and defense of the claim. As part of the evaluation and preparation process for medical professional liability claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.
          We believe that our claims philosophy contributes to lower overall loss costs and results in customer loyalty. Our success in claims management is greatly enhanced by our local presence in many of the markets we serve. Our claims offices in those markets are staffed with experienced claims professionals who possess specialized knowledge of the local medical and legal environments. We have access to attorneys with significant experience in the defense of professional liability claims in those local jurisdictions and who are able to defend claims in an aggressive, cost-efficient manner.
Investments
          The majority of our assets are held in our individual operating insurance companies and we apply a consistent management strategy to the entire portfolio.
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
Rating Agencies
          Our claims-paying ability and financial strength are regularly evaluated and rated by three major rating agencies, A. M. Best, Fitch and Moody’s. In developing their claims-paying ratings, these agencies make an independent evaluation of an insurer’s ability to meet its obligations to policyholders. While these ratings may be of interest to investors, these are not ratings of our securities nor a recommendation to buy, hold or sell any of our securities.
          The following table presents the claims paying ratings of our group and our core subsidiaries as of February 15, 2011:

Rating Agency
	A.M. Best	Fitch	Moody’s
	(www.ambest.com)	(www.fitchratings.com)	(www.moodys.com)

ProAssurance Group	A (Excellent)	A (Strong)	A3

ProAssurance Indemnity Company, Inc.	A (Excellent)	A (Strong)	A3

ProAssurance Casualty Co.	A (Excellent)	A (Strong)	A3

ProAssurance Specialty Insurance Company, Inc.	A (Excellent)	A (Strong)	NR

American Physicians Insurance Company	A (Excellent)	A (Strong)	NR

Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A3

ProAssurance Wisconsin Insurance Co.	A- (Excellent)	A (Strong)	A3

PACO Assurance Company, Inc.	A- (Excellent)	A (Strong)	NR

ProAssurance National Capital Insurance Co.	A- (Excellent)	A (Strong)	NR

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
          Our financial stability, local market presence and knowledge, leading position in a number of markets, service quality, size, and geographic scope provide competitive advantages. We are widely recognized in our markets for our heritage as a policyholder-founded company with a long-term focus on the professional liability insurance industry as well as our demonstrated commitment to the defense of non-meritorious claims and the prompt, reasonable settlement of those claims that involve a breach of the applicable standard of professional care by our insured, causing damages covered by our insurance policy.
          Our operating model of maintaining regional claims and underwriting offices staffed with experienced underwriting and claims professionals also provides competitive advantages. We utilize our local market knowledge to rigorously underwrite each application for coverage to ensure that we understand the risks we accept, and develop an adequate price for that risk. Our local market knowledge also allows us to effectively evaluate claims because we have a detailed understanding of local medical and legal climates. We maintain active relationships with our customers and emphasize high responsiveness to customer needs.

          Additionally, we differentiate ProAssurance from our competitors through our “Treated Fairly” brand. “Treated Fairly” is our public pledge that all of our actions will deliver fair treatment, informed by the core values that guide our organization: integrity, respect, doctor involvement in our healthcare insurance activities, collaboration, communication, and enthusiasm. Our competitors include smaller insurance entities that concentrate on a single state and also have an extensive knowledge of the local markets. We also compete with several large national insurers whose financial strength and resources may be greater than ours. We consider our largest nationwide competitors to be The Medical Protective Company (Berkshire Hathaway) and The Doctors Company.
          Improvements in loss cost trends have allowed us to reduce rates in many markets and offer targeted new business and renewal retention programs in selected markets. These steps improve policyholder retention but decrease our average premiums. While we reflect loss cost trends in our pricing, we do not aggressively compete on price alone, and we have not compromised our commitment to strict underwriting.
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
          We have also seen a trend towards hospitals purchasing physician practices in recent years. We have also lost insureds as some physicians and hospitals have entered into alternative risk transfer mechanisms such as self insurance and risk sharing pools. Historically, these alternatives have been less attractive when prices soften in the traditional insurance markets although many of these alternative arrangements have remained in place through previous soft markets.
          If competitors continue to be less disciplined in their pricing, or become more permissive in their coverage terms, we could lose business because our ongoing commitment to adequate rates and strong underwriting standards affects our willingness to write new business and to renew existing business in the face of this price-based competition.
Insurance Regulatory Matters
          We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are domiciled in Alabama, Illinois, Michigan, Texas, Wisconsin, and the District of Columbia.
          Insurance companies are also affected by state and federal legislative and regulatory measures and judicial decisions. These could include new or updated definitions of risk exposure and limitations on business practices. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from adequately reflecting the level of risk assumed by the insurer for those classes.
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

Insurance Regulation Concerning Change or Acquisition of Control
          The insurance regulatory codes in our operating subsidiaries’ respective domiciliary states each contain provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control or possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Because of these regulatory requirements, any party seeking to acquire control of ProAssurance or any other domestic insurance company, whether directly or indirectly, would usually be required to file an application for approval of the proposed change of control with the relevant insurance regulatory authority.
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
          In late 2010, the National Association of Insurance Commissioners (the NAIC) adopted the Model Insurance and Holding Company System Regulatory Act and Regulation (“Model Law”). The Model Law, as compared to currently existing NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. The Model Law will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from the Model Law.
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
          State insurance holding company regulations generally require domestic insurers to obtain prior approval of extraordinary dividends. Insurance holding company regulations that govern our principal operating subsidiaries except as described below, deem a dividend as extraordinary if the combined dividends and distributions to the parent holding company in any 12 month period are more than the greater of either the insurer’s net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.
          Our ProAssurance National Capital Insurance Company subsidiary is governed by District of Columbia insurance regulations, under which a dividend is deemed to be extraordinary if the combined dividends and distributions made in any 12 month period exceeds the lesser of net income less capital gains or 10% of surplus at the prior calendar year end.

          Our ProAssurance Wisconsin Insurance Company subsidiary is governed by Wisconsin insurance regulations, under which a dividend is deemed to be extraordinary if the amount exceeds the lesser of 10% of a company’s capital and surplus as of December 31 of the preceding year or the greater of statutory net income for the preceding calendar year minus realized capital gains for that calendar year, or the aggregate of statutory net income for the three previous calendar years minus realized capital gains for those calendar years, minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.
          Additionally, we have made a written representation to the Texas Department of Insurance that we would not pay any dividend from our API subsidiary before June 1, 2011. If insurance regulators determine that payment of a dividend or any other payments to an affiliate (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be a detriment to such insurance company’s policyholders, the regulators may prohibit such payments that would otherwise be permitted.
Risk-Based Capital
          In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2010, all of ProAssurance’s insurance subsidiaries exceeded their minimum risk based capital levels.
Investment Regulation
          Our operating subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of investments. We monitor the practices used by our operating subsidiaries for compliance with applicable state investment regulations and take corrective measures when deficiencies are identified.
Guaranty Funds
          Admitted insurance companies are required to be members of guaranty associations which administer state guaranty funds. These associations levy assessments to fund the payment of claims against insurance companies that fail (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
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
          Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Florida, Georgia, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the previous decade as a response to a rapid deterioration in loss trends. These reforms are generally thought to have contributed to the improvement in the overall loss trends in those states, although loss trends have also been favorable in states that did not pass any type of tort reform. In states where these reforms are perceived to have improved the medical professional liability climate, we have experienced an increase in competition.
          The Illinois and Georgia tort reform statutes were overturned in 2010 and challenges to tort reform are underway in most states where tort reforms have been enacted. The Illinois statute was overturned in early 2010. Other state reforms may also be overturned, although we cannot predict with any certainty how appellate courts will rule. We continue to monitor developments on a state-by-state basis and make business decisions accordingly.
          Tort reform proposals are considered from time-to-time at the Federal level. As in the states, passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
          The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform Act, was passed and signed into law in March 2010. Although a few provisions of the Act have already become effective, the most comprehensive provisions will become effective beginning in 2013. It does not appear that the provisions enacted will have a significant direct effect on our business, but specific regulations to implement the law are still being written. These regulations could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. Additionally, the Healthcare Reform Act is a complex document that contains numerous administrative provisions that deal with non-healthcare matters. Regulations to implement these non-healthcare provisions are being developed and may impose additional administrative burdens that increase our operating costs. Furthermore, there are ongoing legal challenges and potential legislative changes that may be introduced during 2011 that may repeal or substantially alter the Healthcare Reform Act. We are unable to predict with any certainty the effect that the Healthcare Reform Act or future related legislation will have on our insureds or our business.
          The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed in July 2010. Although many provisions of the Act do not appear to directly affect our business, the Act establishes new regulatory oversight of financial institutions. As detailed regulations are developed to implement the provisions of the Act, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.
          Other federal initiatives could be proposed, including additional patient protection legislation that could ultimately affect our business. We are unable to predict the likelihood of any particular type of legislation becoming effective or the ramifications to our business.
Employees
          At December 31, 2010, we had 739 employees, none of whom are represented by a labor union. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS.
          There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. Some of these factors are described below. Any factor described in this report could by itself, or together with one or more other factors, have a negative effect on our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
Insurance market conditions may alter the effectiveness of our current business strategy and impact our revenues.
          The property and casualty insurance business is highly competitive. We compete with large national property and casualty insurance companies, locally-based specialty companies, self-insured entities and alternative risk transfer mechanisms (such as captive insurers and risk retention groups) whose activities are directed to limited markets in which they have extensive knowledge. Competitors include companies that have substantially greater financial resources than we do, hospitals purchasing physician practices, as well as mutual companies and similar companies not owned by shareholders whose return on equity objectives may be lower than ours.
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
          We establish reserves as balance sheet liabilities representing our estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. Our largest liability is our reserve for loss and loss adjustment expenses. Due to the size of our reserve for loss and loss adjustment expenses, even a small percentage adjustment to our reserve can have a material effect on our results of operations for the period in which the change is made.
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
          We purchase reinsurance to mitigate the effect of large losses. Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms of our reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, we estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made. Any adjustments are reflected in then-current operations.
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
          As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance. We may be unable to maintain current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of our underwritten risk.
We cannot guarantee that our reinsurers will pay in a timely fashion or if at all, and, as a result, we could experience losses.
          We transfer part of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although our reinsurance agreements make the reinsurer liable to us to the extent the risk is transferred, the liability to our policyholders remains our responsibility. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results and/or cash flows would be adversely affected. At December 31, 2010 our Receivable from Reinsurers on Unpaid Losses is $277.4 million and our Receivable from Reinsurers on Paid Losses is $4.6 million.
Our claims handling practices could result in a bad faith claim against us.
          We have been, from time-to-time, sued for allegedly acting in bad faith during our handling of a claim. The damages in actions for bad faith may include amounts owed by the insured in excess of the policy limits as well as consequential and punitive damages. Awards above policy limits are possible whenever a case is taken to trial. These actions have the potential to have a material adverse effect on our financial condition and results of operations.

Changes in healthcare policy could have a material effect on our operations.
          The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform Act, was passed and signed into law in March 2010. While the primary provisions of the Healthcare Reform Act do not appear to directly affect our business, specific regulations to implement the law are still being written. The effect of these regulations could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. Additionally, the Healthcare Reform Act is a complex document that contains numerous administrative provisions that deal with non-healthcare matters. Regulations to implement these provisions are being developed and may impose additional administrative burdens that will increase our operating costs. Furthermore, there are ongoing legal challenges and potential legislative changes that may be introduced during 2011 that may repeal or substantially alter the Healthcare Reform Act. We are unable to predict with any certainty the effect that the Healthcare Reform Act or future related legislation will have on our insureds or our business.
Changes due to recent financial reform legislation could have a material effect on our operations.
          The Dodd-Frank Act was passed and signed into law in July 2010. The provisions of the bill do not appear to directly affect our operations; however, the bill establishes new regulatory oversight of financial institutions. As detailed regulations are developed to implement the provisions of the bill, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of regulatory compliance, or both. We are unable to predict with any certainty the effect that the Dodd-Frank Act or future related legislation will have on our insureds or our business.
The passage of tort reform or other legislation, and the subsequent review of such laws by the courts could have a material impact on our operations.
          Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Florida, Georgia, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the previous decade as a response to a rapid deterioration in loss trends. The statutes in Georgia and Illinois were overturned in 2010. We cannot predict with any certainty how other state appellate courts will rule on these laws. While the effects of tort reform have been generally beneficial to our business in states where these laws have been enacted, there can be no assurance that such reforms will be ultimately upheld by the courts. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition. In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to maintain rates at adequate levels. Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state sponsored malpractice insurance entities that could remove some physicians from the private insurance market.
          We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.

A significant amount of our business is concentrated in certain states so that our performance is dependent on the business, economic, regulatory and legislative conditions in those states.
          Our top five states, Alabama, Ohio, Florida, Indiana and Michigan, represented 46% of our gross premiums written for the year ended December 31, 2010. Moreover, on a combined basis, Alabama and Ohio accounted for 26%, 30%, and 35%, of our gross premiums written for the years ended December 31, 2010, 2009 and 2008, respectively. Texas would have represented approximately 11% of our total gross premiums written in 2010 had we included a full year of APS premium. Because of these concentrations, unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
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
          When we are able to complete an acquisition, such as our recent acquisitions of PICA and APS, there is no guarantee that the expected benefits will be achieved as planned. The process of integrating an acquired company or business can be complex and costly, and may create unforeseen operating difficulties and expenditures. Potential problems that may arise include, among other reasons, business disruption, loss of customers and employees, the ineffective integration of underwriting, claims handling and actuarial practices, the increase in the inherent uncertainty of reserve estimates for a period of time until stable trends reestablish themselves within the combined organization, diversion of management time and resources to acquisition integration challenges, the cultural challenges associated with integrating employees, increased operating costs or inability to achieve cost savings, and the assumption of greater than expected liabilities. There is no guarantee that any businesses acquired in the future will be successfully integrated, and the ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete.
If we are unable to maintain favorable financial strength ratings, it may be more difficult for us to write new business or renew our existing business.
          Independent rating agencies assess and rate the financial strength (including claims-paying ability) of insurers based upon criteria established by the agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of previously assigned ratings. The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. Ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security.
          Our principal operating subsidiaries hold favorable financial strength ratings with A.M. Best, Fitch and Moody’s. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates or the rating agencies significantly change the rating criteria that are used to determine ratings, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business.
          The following table presents the claims paying ratings of our group and our core subsidiaries as of February 15, 2011:

Rating Agency
	A.M. Best	Fitch	Moody’s
	(www.ambest.com)	(www.fitchratings.com)	(www.moodys.com)
ProAssurance Group	A (Excellent)	A (Strong)	A3
ProAssurance Indemnity Company, Inc.	A (Excellent)	A (Strong)	A3
ProAssurance Casualty Co.	A (Excellent)	A (Strong)	A3
ProAssurance Specialty Insurance Company, Inc.	A (Excellent)	A (Strong)	NR
American Physicians Insurance Company	A (Excellent)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A3
ProAssurance Wisconsin Insurance Co.	A- (Excellent)	A (Strong)	A3
PACO Assurance Company, Inc.	A- (Excellent)	A (Strong)	NR
ProAssurance National Capital Insurance Co.	A- (Excellent)	A (Strong)	NR
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
          Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. We currently have no preferred stock outstanding, and no present intention to issue any shares of preferred stock. In addition, our Board of Directors has amended our Corporate Governance Principles to provide that the Board of Directors, subject to its fiduciary duties, will not issue any series of preferred stock for any defense or anti-takeover purpose, for the purpose of implementing any stockholders rights plan, or with features intended to make any acquisition more difficult or costly without obtaining stockholder approval. However, because the rights and preferences of any series of preferred stock may be set by the board of directors in its sole discretion, the rights and preferences of any such preferred stock may be superior to those of our common stock and thus may adversely affect the rights of the holders of common stock.
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
          Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state, although one notable exception occurred in Florida in 2006, when the state assessed all property casualty insurers a total of 4% of their non-property premiums to offset bankruptcies caused by hurricane claims. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
          In 2010 and 2009, guaranty fund refunds/recoupments exceeded current year assessments by $1.3 million and $0.5 million, respectively, which reduced total acquisition expenses. Our policy is to accrue for the insurance insolvencies when notified of assessments. We are not able to reasonably estimate the liabilities of an insolvent insurer or develop a meaningful range of the insolvent insurer’s liabilities because the guaranty funds do not provide sufficient information for development of such ranges.
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
          A significant portion of our assets ($4.0 billion or 82%) at December 31, 2010 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.
          Our portfolio holds asset-backed securities which consist of securitizations of underlying loans collateralized by homes, autos, credit card receivables, commercial properties, hotels, and multi-family housing. In addition to interest rate fluctuations, asset-backed security values are affected by the existence of U.S. Government or Government-Sponsored Enterprise guarantees, the value and cash flows of the underlying collateral, and the security’s seniority in the securitization’s capital structure. Approximately 18% ($731.8 million fair value) of our investments are asset-backed securities, 97% of which are investment grade (94% AAA, 1% AA, 1% A, 1% BBB) as determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s and Fitch). Ratings published by the NRSROs are among the tools used to evaluate the credit worthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.

          We hold investments in non-agency mortgage-backed securities with a fair value of approximately $23.8 million ($23.8 million recorded cost basis). We also hold agency mortgage-backed securities which are guaranteed by Ginnie Mae, Fannie Mae, or Freddie Mac, having a combined fair value of $524.8 million ($503.2 million recorded cost basis).
          We have direct exposure with a fair value of $12.5 million in asset-backed securitizations that we classify as subprime. We have no exposure to subprime loans through collateralized debt obligations (CDOs).
          Our investment portfolio contains $99.4 million fair value of Commercial Mortgage-Backed Securities (CMBS) which are affected by the general health of the economy. As occupancy rates for commercial buildings and hotels have declined in recent years, fair values for many CMBS securities have declined. While we primarily hold high quality CMBS in our portfolio (average rating is AAA), there is no guarantee that fair values will be maintained in the future if delinquencies continue or increase or the economy does not maintain stability.
          The economic downturn in preceding years lessened tax receipts and other revenues in many states and their municipalities and the frequency of credit downgrades of these entities has increased. At December 31, 2010 the fair value of our state/municipal portfolio is $1.24 billion (recorded cost basis of $1.20 billion). While our state/municipal portfolio has a high credit rating (AA on average) which indicates a strong ability to pay, there is no assurance that there will not be a credit related event in our state and municipal bond portfolios which would cause fair values to decline.
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
          In accordance with applicable GAAP, we value 96% of our investments at fair value and the remaining 4% at cost, equity, or cash surrender value. See Notes 1, 3 and 4 to the Consolidated Financial Statements for additional information. Approximately 5% of investments are traded in active markets and we use quoted market prices to value those investments. We estimate fair values for the remaining 91% of our investments, based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. When markets exhibit much volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts received upon disposition or maturity of the security.

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
          ProAssurance is subject to U. S. federal and various state income taxes, and generally remains open to income tax examinations by tax authorities for years beginning with 2006. From time to time, we have tax positions being reviewed by the IRS or state taxing authorities. Our expectation regarding the resolution of those reviews is reflected in our then-current period financial statements. We are currently under audit by the IRS for years 2006 to 2008. We are unaware of any audit findings that would significantly change our tax liabilities. As of December 31, 2010 our current tax liability is approximately $26.1 million, and we have a net deferred tax asset of approximately $56.9 million.
New or changes in existing accounting standards, practices and/or policies, and also subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.
          U.S. generally accepted accounting principles (GAAP) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, estimation of losses, determination of fair value, asset impairment (particularly investment securities and goodwill) and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. See Note 1 of the Consolidated Financial Statements for the discussion on accounting policies.
          ProAssurance is primarily a holding company of insurance subsidiaries which are required to comply with statutory accounting principles (SAP). SAP and its components are subject to review by the National Association of Insurance Commissioners (NAIC) and state insurance departments. The NAIC Accounting Practices and Procedures manual provides that a state insurance department may allow insurance companies that are domiciled in that state to depart from SAP by granting them permitted non-SAP accounting practices. This permission may allow for more favorable treatment to competitors.
It is uncertain whether or how SAP might be revised or whether any revisions will have a positive or negative effect. It is also uncertain whether any changes to SAP or its components or any permitted non-SAP accounting practices granted to our competitors will negatively affect our financial results or operations. See the Insurance Regulatory Matters section in Item 1 for the full discussion on regulatory matters.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
          We own five office buildings, all of which are unencumbered:

	Square Footage of Building
	Occupied by	Leased or Available
Building Location	ProAssurance	for Lease	Total

Birmingham, AL (1)	82,000	83,000	165,000
Franklin, TN	52,000	51,000	103,000
Okemos, MI	53,000	—	53,000
Madison, WI	38,000	—	38,000
Brentwood, TN (2)	—	25,000	25,000

(1)	Corporate Office

(2)	Currently being offered for sale.
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

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION
          The executive officers of ProAssurance Corporation (ProAssurance) serve at the pleasure of the Board of Directors. We have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. In total, our senior management team has average experience in the insurance industry of 25 years. Following is a brief description of each executive officer of ProAssurance, including their principal occupation, and relevant background with ProAssurance and former employers.

W. Stancil Starnes	Mr. Starnes was appointed as Chief Executive Officer of ProAssurance in July 2007 and has served as the Chairman of the Board since October 2008. Mr. Starnes previously served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, where he was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims. (Age 62)

Victor T. Adamo	Mr. Adamo has been the President of ProAssurance since its inception. Mr. Adamo joined the predecessor to Professionals Group in 1985 as general counsel and was elected as Professionals Group CEO in 1987. From 1975 to 1985, Mr. Adamo was in private legal practice and represented the predecessor to Professionals Group. Mr. Adamo is a Chartered Property Casualty Underwriter. (Age 62)

Howard H. Friedman	Mr. Friedman was appointed as a Co-President of our Professional Liability Group in October 2005, and is also our Chief Underwriting Officer. Mr. Friedman has previously served as Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 52)

Jeffrey P. Lisenby	Mr. Lisenby was appointed as a Senior Vice President in December 2007 and has served as our Corporate Secretary since January 2006 and head of the corporate Legal Department since 2001. Mr. Lisenby previously practiced law privately in Birmingham, Alabama and served as a judicial clerk for the United States District Court for the Northern District of Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 42)

Frank B. O’Neil	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil joined our predecessor in 1987 and has been our Senior Vice President of Corporate Communications since 1997. (Age 57)

Edward L. Rand, Jr.	Mr. Rand was appointed Chief Financial Officer in April 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. Mr. Rand is a Certified Public Accountant. (Age 44)

Darryl K. Thomas	Mr. Thomas has been with ProAssurance since its inception and currently serves as a Co-President of our Professional Liability Group, a position he has held since October 2005, and as our Chief Claims Officer. Previously, Mr. Thomas was Senior Vice President of Claims for Professionals Group. Prior to joining the predecessor to Professionals Group in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Mr. Thomas was also Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 53)
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          At February 15, 2011, ProAssurance Corporation (PRA) had 3,578 stockholders of record and 30,501,385 shares of common stock outstanding. ProAssurance’s common stock currently trades on the New York Stock Exchange (NYSE) under the symbol “PRA”.

	2010		2009
Quarter	High	Low	High	Low
First	$59.07	$49.19	$51.34	$40.66
Second	62.09	56.65	51.35	43.17
Third	60.53	52.25	53.62	44.80
Fourth	62.31	56.92	54.95	49.84
          ProAssurance has not paid any cash dividends on its common stock and does not currently have a policy to pay regular dividends.
          ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters—Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 on page 12 of this 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2010.

	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options,	outstanding options,	equity compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	922,387	$46.21 *	1,621,600

Equity compensation plans not approved by security holders	—	—	—

*   Exclusive of 233,000 performance shares and 57,000 restricted share units which have no exercise price.
Issuer Purchases of Equity Securities
          The following table provides information regarding ProAssurance’s shares purchased as part of publicly announced plans or programs.

			Total Number of Shares
	Total Number	Average	Purchased as Part of Publicly	Approximate Dollar Value of Shares
	of Shares	Price Paid	Announced Plans or	that May Yet Be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs(1)

October 1-31, 2010	146,622	$57.35	146,622	$12,483,764
November 1-30, 2010	46,914	$58.20	46,914	$209,753,557
December 1-31, 2010	12,239	$60.11	12,239	$209,017,931

Total	205,775	$57.71	205,775

(1)	Shown net of authorizations used for repurchase of debt.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2010	2009	2008	2007	2006
		(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written (2)	$533,205	$553,922	$471,482	$549,074	$578,983
Net premiums written (2)	505,407	514,043	429,007	506,397	543,376

Premiums earned (2)	548,955	540,012	503,579	585,310	627,166
Premiums ceded (2)	(29,848)	(42,469)	(44,301)	(51,797)	(44,099)
Net premiums earned (2)	519,107	497,543	459,278	533,513	583,067
Net investment income (2)	146,380	150,945	158,384	171,308	147,450
Equity in earnings (loss) of unconsolidated subsidiaries (2)	1,245	1,438	(7,997)	1,630	2,339
Net realized investment gains (losses) (2)	17,342	12,792	(50,913)	(5,939)	(1,199)
Other revenues	7,991	9,965	8,410	5,556	5,941
Total revenues (2)	692,065	672,683	567,162	706,068	737,598
Net losses and loss adjustment expenses (2)	221,115	231,068	211,499	350,997	443,329
Income (loss) from continuing operations (3)	231,598	222,026	177,725	168,186	126,984
Net income (3)	231,598	$222,026	$177,725	$168,186	$236,425
Income (loss) from continuing operations per share:
Basic	$7.29	$6.76	$5.43	$5.10	$3.96
Diluted	$7.20	$6.70	$5.22	$4.78	$3.72
Net income per share:
Basic	$7.29	$6.76	$5.43	$5.10	$7.38
Diluted	$7.20	$6.70	$5.22	$4.78	$6.85
Weighted average shares outstanding:
Basic	31,788	32,848	32,750	32,960	32,044
Diluted	32,176	33,150	34,362	35,823	34,925

Balance Sheet Data (as of December 31)
Total investments (2)	$3,990,431	$3,838,222	$3,575,942	$3,639,395	$3,492,098
Total assets from continuing operations	4,875,056	4,647,414	4,280,938	4,440,808	4,342,853
Total assets	4,875,056	4,647,414	4,280,938	4,440,808	4,342,853
Reserve for losses and loss adjustment expenses (2)	2,414,100	2,422,230	2,379,468	2,559,707	2,607,148
Long-term debt (2)	51,104	50,203	34,930	164,158	179,177
Total liabilities from continuing operations	3,019,193	2,942,819	2,857,353	3,185,738	3,224,306
Total capital	$1,855,863	$1,704,595	$1,423,585	$1,255,070	$1,118,547
Total capital per share of common stock outstanding	$60.35	$52.59	$42.69	$38.69	$33.61
Common stock outstanding at end of year	30,753	32,412	33,346	32,443	33,276

(1)	Includes acquired entities since date of acquisition, only. APS was acquired on November 30, 2010. PICA was acquired on April 1, 2009. PRA Wisconsin was acquired on August 1, 2006.

(2)	Excludes discontinued operations.

(3)	Includes a loss on extinguishment of debt of $2.8 million for the year ended December 31, 2009 and a gain on extinguishment of debt of $4.6 million for the year ended December 31, 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to ProAssurance, “PRA,” “Company,” “we,” “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve)
          The largest component of our liabilities is our reserve for losses, and the largest component of expense for our operations is incurred losses. Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our estimates of the reserve established for losses of prior periods.
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
          We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Our internal actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries. We also engage consulting actuaries to review our data semi-annually and provide us with their observations regarding our data and the adequacy of our established reserve, believing that the consulting actuaries provide an independent view of our loss data as well as a broader perspective on industry loss trends.

          In establishing our initial reserves for a given accident year we rely significantly on the loss assumptions embedded within our pricing. Because of the historically volatile nature of professional liability losses, we establish the initial loss estimates at a level which is approximately 8% to 10% above our pricing assumptions. This difference recognizes the volatility of the professional liability loss environment and the risk in determining pricing parameters. As each accident year matures, we analyze reserves in a variety of ways and use multiple actuarial methodologies in performing these analyses, including:
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
          Paid Development and Reported Development Method. These methods use historical, cumulative losses (paid losses for the Paid Development Method, reported losses for the Reported Development Method) by accident year and develop those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the claim payment environment (and case reserving environment for the Reported Development Method), and, to the extent necessary, supplemented by analyses of the development of broader industry data.
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
          Backward Recursive Development Method. This method is an extrapolation on the movements in case reserve adequacy in order to estimate unpaid loss costs. Historical data showing incremental changes to case reserves over progressive time periods is used to derive factors that represent the ratio of case reserve values at successive maturities. Historical claims payment data showing the additional payments in progressive time periods is used to derive factors that represent the portion of a case reserve paid in the following period. Starting from the most mature period, after which all the case reserve is paid and the case reserve is exhausted, the next prior ultimate development factor for the prior case reserve can be calculated as the case factor times the established ultimate development factor plus the paid factor. For each successive prior maturity, the ultimate development factor is calculated similarly. The result of multiplying the ultimate development factor times the case reserve is the total indicated unpaid amount.
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

          We segment our reserves by accident year, which is the year in which the claim becomes our liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. We also segment our reserves by reserve type: case reserves and IBNR reserves. Case reserves are established by our claims department based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; reported loss is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent our estimate of losses that have been incurred but not reported to us and future developments on losses that have been reported to us.
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
          We also utilize these selected point estimates of ultimate losses to develop estimates of ultimate losses recoverable from reinsurers, based on the terms of our reinsurance agreements. An overall estimate of the amount receivable from reinsurers is determined by combining the individual estimates. Our net reserve estimate is the sum of the gross reserve point estimate and the estimated reinsurance recovery.
          We have modeled implied reserve ranges around our single point net reserve estimates for our professional liability business assuming different confidence levels. The ranges have been developed by aggregating the expected volatility of losses across partitions of our business to obtain a consolidated distribution of potential reserve outcomes. The aggregation of this data takes into consideration the correlation among our geographic and specialty mix of business. The result of the correlation approach to aggregation is that the ranges are narrower than the sum of the ranges determined for each partition.
          We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.622 billion	$2.137 billion	$2.718 billion
60% Confidence Level	$1.767 billion	$2.137 billion	$2.474 billion
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

          The following table presents additional information about net favorable loss development:

		(In thousands)
	2010	2009	2008
Net favorable loss development recognized	$233,990	$207,300	$185,251
Loss development as % of beginning of year loss reserves	9.7%	8.7%	7.2%
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
          We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2010 all ceded contracts are accounted for as risk transferring contracts.
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
          We have not experienced significant collection difficulties due to the financial condition of any reinsurer; however, periodically, reinsurers may dispute our claim for reimbursement from them. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.

Investment Valuations
          We record a substantial portion of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies is as follows:

	Distribution by
	GAAP Fair Value Hierarchy			December 31, 2010
	Level 1	Level 2	Level 3	Total Investments
Fair Value	5%	90%	1%	96%
Cost or cash surrender value				4%

Total Investments				100%

          Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity securities investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.
          Because of the number of securities we own and the complexity and cost of developing accurate fair values internally, we utilize independent pricing services to assist us in establishing fair values. The pricing services provide fair values based on exchange traded prices, if available. If an exchange traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple broker/dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate the fair value for our security. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose a valuation methodology that is appropriate for the asset class and available data.
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
          As of December 31, 2010, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
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
          We hold interests in private investment funds which hold debt and equity securities. We value these investments, which at December 31, 2010 total $25.1 million or approximately 1% of total investments, based on quarterly net asset values provided to us by fund managers, which approximate fair value. In accordance with GAAP, for disclosure purposes we classify interests valued in this manner as Level 3 securities.
          Our investments that are not valued at fair value include:
–	Interests in private investment funds having a carrying value of $31.2 million at December 31, 2010; valued at cost.

–	Business owned life insurance policies having a carrying value of $50.5 million at December 31, 2010, valued at cash surrender value.

–	Interests in tax credit partnerships having a carrying value of approximately $60.2 million at December 31, 2010; valued under the equity method.

–	Other business interests having a carrying value of $3.4 million at December 31, 2010; valued under the equity method based on the latest financial statements of the entity.

–	Federal Home Loan Bank capital stock having a carrying value of $5.2 million at December 31, 2010; valued at cost.

Investment Impairments
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
Goodwill
          We make at least an annual assessment as to whether the value of our goodwill asset is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. We evaluate goodwill as one reporting unit because we operate in a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on our market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded in 2010, 2009, and 2008 that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.

ProAssurance Overview
          We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, which principally write medical and other professional liability insurance.
Corporate Strategy
          Our mission is to be the preferred source of professional liability protection by providing unparalleled claims defense, highly responsive customer service and innovative risk management while maintaining our commitment to long-term financial strength. According to A.M. Best’s analysis of 2009 data, we are the largest independently publicly traded medical professional liability specialist insurance writer in the nation. Our customer focus combined with our financial strength, strong reputation and proven ability to manage claims, has enabled us to expand our operations while maintaining profitability. We have successfully acquired and integrated companies and books of business in the past and expect to be able to continue to grow through acquisitions, although we cannot predict the pace of those transactions with any certainty. We emphasize disciplined underwriting and prudent pricing in order to achieve profitability as opposed to emphasizing premium growth and achieving market share gain at any cost. In addition to prudent risk selection and pricing, we seek to control our underwriting results through effective claims management, and have fostered a strong culture of defending non-meritorious claims. We differentiate ProAssurance from many other national writers by tailoring our claims handling to the legal climate of each state.
          Through our market-based underwriting and claims office structure, we develop a deep understanding of local market conditions, which enables us to respond to changes in the liability climate and adapt our underwriting and claims strategies as needed. Our market-based focus allows us to maintain active relationships with our customers, understand the importance of the professional identity and reputation of our insureds and thus be more responsive to their needs. We use advisory boards and operational committees to help us better understand the challenges facing our insureds and ways in which we can assist them. We employ medical and legal professionals throughout our organization, especially on our senior management team, in order to add to our understanding of the medical/legal environment. We emphasize our pledge that each insured professional will be treated fairly in all of our conduct with them and that all of our business actions will be informed by the core values that guide our organization: integrity, respect, doctor involvement in healthcare insurance activities, collaboration, communication and enthusiasm. Our strategy allows us to compete on a basis other than price alone.
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
          We consider a number of ratios in measuring our performance, including the following:
–	The net loss ratio is calculated as net losses incurred divided by net premiums earned and is an indicator of underwriting profitability.

–	The underwriting expense ratio is calculated as underwriting, policy acquisition and operating expenses incurred divided by net premiums earned and is an indicator of underwriting profitability.

–	The combined ratio is the sum of the underwriting expense ratio and the net loss ratio and measures underwriting profitability.

–	The investment income ratio is calculated as net investment income divided by net premiums earned and measures the contribution investment earnings provides to our overall profitability.

–	The operating ratio is the combined ratio, less the investment income ratio. This ratio incorporates the effect of investment income and underwriting profitability.

–	Return on equity is calculated as net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability from underwriting and investment activity and shows how efficiently invested capital is being used.
We particularly focus on our combined ratio and investment returns, both of which directly affect our return on equity (ROE). We target a long-term average ROE of 12% to 14%.
          Our emphasis on rate adequacy, selective underwriting, effective claims management and prudent investments is a key factor in our achievement of our ROE target. We closely monitor premium revenues, losses and loss adjustment costs, and underwriting and policy acquisition expenses. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. While we engage in activities that generate other income, such activities, principally fee and agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.

Growth Opportunities and Outlook
          We expect our long-term growth to come through controlled expansion of our existing operations. We also look to expand through the acquisition of other specialty insurance companies or books of business; however, such expansion is often opportunistic and cannot be predicted.
          We continue to face price-based competition in virtually all of our markets. Some competitors, particularly when targeting new markets, offer coverage at rates we believe to be inadequate for the risk being accepted. A continuing competitive trend is physicians and hospitals seeking to lower their costs using alternative risk transfer approaches such as self insurance and risk sharing pools. In recent years we have also seen a trend toward hospitals purchasing physician practices. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
          As a result of our branding campaign, “Treated Fairly”, recent acquisitions, and improvements in loss cost trends that have allowed us to reduce rates in certain markets, we were able to grow our physician count in 2010 by 10%. We believe our emphasis on fair treatment of our insureds and other important stakeholders has enhanced our market position and differentiated us from other insurers. We will continue to use “Treated Fairly” in all of our activities, and we believe that as we reach more customers with this message we will continue to improve retention and add new insureds.
          We have been a consistent acquirer of other physician insurers for a number of years, including APS. In addition, in 2009 we expanded our insured base in new directions by acquiring a leading insurer of podiatric physicians that operates on a national basis, an insurer focused on the legal professional liability market, and an agency largely focused on the professional liability needs of allied health care providers. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.
Accounting Changes
Investment Disclosures; Other-than-temporary Impairments
          Effective for interim and annual reporting periods ending on or after June 15, 2009, the Financial Accounting Standards Board revised GAAP to require expanded disclosures related to investments in debt and equity securities. Guidance regarding other-than-temporary impairments was also revised. Previous investment guidance required that an impairment of a debt security be considered as other-than-temporary unless management could assert both the intent and the ability to hold the impaired security until recovery of value. The revised impairment guidance specifies that an impairment be considered as other-than-temporary unless an entity can assert that it has no intent to sell the security and that it is not more likely than not that the entity will be required to sell the security before recovery of its anticipated amortized cost basis.
          The guidance also establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “...in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income (OCI). Transition provisions require a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income “...if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.” We adopted the revised guidance on the date it became effective, which for PRA was April 1, 2009. On the date of adoption our debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, we reclassified these non-credit losses, net of tax, from retained earnings to accumulated other comprehensive income as of April 1, 2009, the date of adoption (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).
Liquidity and Capital Resources and Financial Condition
Overview
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. At December 31, 2010, we held cash and investments of approximately $152.8 million outside of our insurance subsidiaries that are available for use without regulatory approval. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $248 million during 2011 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. In 2010 our insurance subsidiaries paid dividends of $231.0 million, $17.2 million of which was an approved extraordinary dividend.
Acquisitions
          On November 30, 2010, we acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS), whose primary operating entity is American Physicians Insurance Company (API), in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million. APS provides professional liability insurance primarily to physicians in Texas and reported gross written premium of $61 million for the year ended December 31, 2010, $5 million of which is included in ProAssurance consolidated premium for 2010.
          On April 1, 2009 we acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding our professional liability insurance operations. PICA provides professional liability insurance primarily to podiatric physicians, chiropractors and other healthcare providers throughout the United States. We purchased all of PICA’s outstanding stock created in the demutualization for $135 million in cash, of which $15 million was a surplus contribution to be used to provide renewal premium credits to eligible policyholders over a three year period beginning in 2010. PACO Assurance Company, Inc. (PACO), formerly wholly owned by PICA, is now wholly owned by a ProAssurance holding company. For simplicity of presentation, our discussions that follow combine PACO and PICA results for both 2010 and 2009. The combined results are referred to as PICA.
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
          See Note 2 of the Notes to the Consolidated Financial Statements for detailed information regarding the 2010 and 2009 acquisitions, including a summarized listing of the assets acquired and liabilities assumed.
Cash Flows
          The principal components of our operating cash flows are the excess of net investment income and premiums collected over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries.

          Our operating activities provided positive cash flows of approximately $139.2 million and $75.4 million for the years ended December 31, 2010 and 2009, respectively. Operating cash flows for 2010 and 2009 compare as follows:

(In millions)
Cash Flow
Increase (Decrease)
Cash provided by operating activities year ended December 31, 2009	$75
Increase (decrease) in operating cash flows during 2010:
Decrease in premium receipts (1)	(14)
Decrease in payments to reinsurers (2)	22
Decrease in losses paid (3)	51
Decrease in reinsurance recoveries (4)	(10)
Increase due to prior year CHW payment (5)	21
Increase in Federal and state income tax payments (6)	(2)
Other amounts not individually significant, net	(4)

Cash provided by operating activities year ended December 31, 2010	$139

(1)	The decrease in premium receipts reflects the decline in gross written premium, exclusive of the premium decline that is attributable to policies written on a two-year term. The two-year term affects premiums written but has no effect on the timing of premium receipts. Additionally, approximately $3 million of the decrease in premium receipts is due to premium credits granted to PICA policyholders as part of the acquisition.

(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)	The decrease in losses reflects lower paid losses at our subsidiaries other than PICA of approximately $69 million offset by an increase in PICA losses paid of $18 million. The PICA increase is principally due to an additional three months of PICA activity in 2010. The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

(4)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying loss payments.

(5)	In 2009 we paid a judgment in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) (the CHW Judgment) that was entered against our subsidiary, ProAssurance National Capital Insurance Company (PRA National), prior to our acquisition of PRA National. We established a liability related to the judgment and accrued post trial interest at the time PRA National was acquired in 2005.

(6)	The increase in tax payments primarily reflects:
–	A final estimated payment for the 2009 tax year (paid in 2010) that was lower than the final estimated tax payment for the 2008 tax year (paid in 2009). In 2008 a large portion of taxable income for the year was earned in the fourth quarter; in 2009 taxable income was earned more ratably throughout the year.

–	Estimated payments for the 2010 tax year that are higher than those paid for the 2009 tax year. Our 2009 tax liability was significantly reduced by tax deductions, primarily the CHW Judgment and losses on the sale of impaired securities, that did not reduce 2009 GAAP income. Our 2010 payments also include an estimated federal tax payment of $3.4 million that relates to the APS pre-acquisition period.

Investment Exposures
          The following table provides summarized information regarding our investments as of December 31, 2010:

	(In thousands)
	Carrying	Unrealized	Gains (Losses)	Average	% Total
	Value	Included in	Carrying Value	Rating	Investments

Fixed Maturities
Government
U.S. Treasury	$225,908	$7,519	$(1,242)	AAA	6%
U.S. Agency	68,878	4,113	(39)	AAA	2%

Total government	294,786	11,632	(1,281)	AAA	8%

State and Municipal Bonds	1,243,924	44,047	(4,450)	AA	31%

Corporate Bonds
Financial institutions	348,785	10,542	(2,900)	A-	9%
FDIC insured	92,727	990	(20)	AAA	2%
Communications	57,722	2,635	(55)	A-	1%
Utilities	78,010	3,332	(615)	A	2%
Energy	34,449	2,635	(96)	BBB+	1%
Industrial	686,899	30,897	(3,604)	A-	17%
Transportation	23,266	1,542	(17)	BBB+	1%
Other	11,406	184	(28)	AA	<1%

Total corporate bonds	1,333,264	52,757	(7,335)	A	33%

Asset-backed Securities
Agency mortgage-backed securities	524,781	23,311	(1,767)	AAA	13%
Non-agency mortgage-backed securities	23,760	673	(699)	BBB-	1%
Subprime (1)	12,501	1,407	(1,781)	BBB-	<1%
Alt-A (2)	8,796	18	(867)	BB	<1%
Commercial mortgage-backed securities	99,386	3,663	(35)	AAA	2%
Credit card	27,820	424	(66)	AAA	1%
Automobile	19,336	250	(14)	AAA	<1%
Other	15,400	699	(51)	AA+	<1%

Total asset-backed securities	731,780	30,445	(5,280)	AA+	18%

Total fixed maturities	3,603,754	138,881	(18,346)	AA-	90%

Equities
Equity-common only
Financial	4,709	130	—		<1%
Energy	7,406	127	—		<1%
Consumer cyclical	2,120	176	(2)		<1%
Consumer non-cyclical	5,190	222	—		<1%
Technology	4,168	169	(3)		<1%
Industrial	3,140	364	—		<1%
Communications	2,623	—	—		<1%
All Other	11,567	24	(8)		<1%

Total equities	40,923	1,212	(13)		1%

Short-Term	168,438	—	—		4%

Business owned life insurance (BOLI)	50,484	—	—	AA-	1%

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	60,235	—	—		2%
Other business interests	3,407	—	—		<1%
Private fund—primarily invested in long/short equities	18,801	—	—		<1%
Private fund—primarily invested in non-public equities	6,311	—	—		<1%

Total investment in unconsolidated subsidiaries	88,754	—	—		3%

Other Investments
Federal Home Loan Bank capital stock	5,153	—	—		<1%
Private fund—primarily invested in distressed debt	19,700	—	—		<1%
Private fund—primarily invested in long/short equities	11,010	—	—		<1%
Other	1,704	—	—		<1%
Private Equity Fund	511	—	—		<1%

	38,078	—	—		1%

Total Investments	$3,990,431	$140,093	$(18,359)		100%

(1)	$0.2 million are AAA, $2.9 million are AA, $2.0 million are A, $7.4 million are BBB or below

(2)	$2.0 million are AAA, $0.1 million are AA, $0.6 million are A, $6.1 million are CCC or below

          A detailed listing of our investment holdings as of December 31, 2010 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
          We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive we anticipate that between $50 million and $100 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through the Federal Home Loan Banking system. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
          Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 97% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2010 is 4.1 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 4.0 years.
          We decreased our state and municipal bond holdings by approximately $200 million in 2010 to reduce our exposure to municipal bonds, particularly for those rated below AA-. Excluding the impact of guarantees by insurers, our state and municipal bond holdings have a weighted average credit rating of AA at December 31, 2010.
          We reduced our BOLI investment in 2010 by redeeming approximately $16 million of its cash surrender value. This redemption triggered an additional tax liability of approximately $1.3 million, which we recognized during 2010.
          We invested $60 million in tax credit limited partnerships during 2010 ($47 million of which is committed but unfunded at December 31, 2010). These partnerships are designed to provide returns via the transfer of tax operating losses and tax credits to their partners. All of the interests are accounted for using the equity method. We plan to increase our investment in tax credit partnerships in 2011 by up to an additional $40 million subject to identifying opportunities that meet our investment criteria.
Losses
          The following table, known as the Analysis of Reserve Development, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. As noted in the table, ProAssurance has completed various acquisitions over the ten year period, which have affected original and re-estimated gross and net reserve balances as well as loss payments.
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

The following may be helpful in understanding the Analysis of Reserve Development:

–	The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects our reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as reported in our consolidated financial statements at the end of each year (the Balance Sheet Reserves).

–	The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.

–	The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

–	The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Reserve Development
(In thousands)

			December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(1)	(2)				(3)	(4)			(5)	(6)
Reserve for losses, undiscounted and net of reinsurance recoverables	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664
Cumulative net paid, as of:
One Year Later	143,892	245,743	224,318	200,314	199,617	242,608	331,295	312,348	278,655	291,654
Two Years Later	251,855	436,729	393,378	378,036	384,050	503,271	600,500	550,042	468,277
Three Years Later	321,957	563,557	528,774	526,867	578,455	697,349	787,347	694,113
Four Years Later	367,810	656,670	635,724	680,470	728,582	825,139	897,814
Five Years Later	402,035	726,661	749,300	794,870	805,270	901,644
Six Years Later	422,005	794,786	824,761	852,985	861,512
Seven Years Later	440,676	836,485	863,781	894,355
Eight Years Later	457,761	863,018	894,599
Nine Years Later	466,109	883,534
Ten Years Later	470,929

Re-estimated net liability as of:
End of Year	493,457	1,009,354	1,098,941	1,298,458	1,544,981	1,896,743	2,236,385	2,232,596	2,111,112	2,159,571
One Year Later	507,275	1,026,354	1,098,891	1,289,744	1,522,000	1,860,451	2,131,400	2,047,344	1,903,812	1,925,581
Two Years Later	529,698	1,023,582	1,099,292	1,282,920	1,479,773	1,764,076	1,955,903	1,829,140	1,665,832
Three Years Later	527,085	1,032,571	1,109,692	1,259,802	1,418,802	1,615,125	1,747,459	1,596,508
Four Years Later	534,382	1,035,832	1,108,539	1,250,110	1,340,061	1,450,275	1,548,605
Five Years Later	536,875	1,045,063	1,133,343	1,230,105	1,234,223	1,330,039
Six Years Later	535,120	1,052,050	1,121,440	1,156,614	1,158,590
Seven Years Later	531,995	1,040,376	1,079,640	1,111,795
Eight Years Later	524,837	1,015,217	1,048,853
Nine Years Later	520,981	991,710
Ten Years Later	521,177

Net cumulative redundancy (deficiency)	$(27,720)	$17,644	$50,088	$186,663	$386,391	$566,704	$687,780	$636,088	$445,280	$233,990

Original gross liability — end of year	$659,659	$1,322,871	$1,494,875	$1,634,749	$1,818,635	$2,224,436	$2,607,148	$2,559,707	$2,379,468	$2,422,230

Less: reinsurance recoverables	(166,202)	(313,517)	(395,934)	(336,291)	(273,654)	(327,693)	(370,763)	(327,111)	(268,356)	(262,659)

Original net liability — end of year	$493,457	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571

Gross re-estimated liability — latest	$619,617	$1,233,343	$1,359,980	$1,431,545	$1,473,893	$1,708,777	$1,988,442	$1,939,587	$1,930,852	$2,187,175
Re-estimated reinsurance recoverables	(98,440)	(241,633)	(311,127)	(319,750)	(315,303)	(378,738)	(439,837)	(343,079)	(265,020)	(261,594)

Net re-estimated liability — latest	$521,177	$991,710	$1,048,853	$1,111,795	$1,158,590	$1,330,039	$1,548,605	$1,596,508	$1,665,832	$1,925,581

Gross cumulative redundancy (deficiency)	$40,042	$89,528	$134,895	$203,204	$344,742	$515,659	$618,706	$620,120	$448,616	$235,055

(1)	Only reserves of PRA’s predecessor, Medical Assurance, Inc.

(2)	2001 and thereafter, reserves reflect those of ProAssurance, formed in 2001 in order to merge Medical Assurance, Inc. and Professionals Group

(3)	2005 and thereafter, reserves include PRA National

(4)	2006 and thereafter, reserves include PRA Wisconsin

(5)	2009 and thereafter, reserves include PICA

(6)	2010 reserves include APS

          In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed in critical accounting estimates. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:
–	The medical professional liability legal environment deteriorated in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. As time has progressed, the reserves initially established for those years have continued to develop unfavorably. We addressed the adverse severity trends through increased rates, stricter underwriting and modifications to claims handling procedures. The expectation of increased claim severity was also considered in establishing our initial reserves for subsequent years.

–	These adverse severity trends then began to moderate. As a result, we recognized favorable development related to our previously established reserves primarily for accident years 2002 through 2008 because we have reduced our estimates of claims severity related to those years. Based on recent internal and industry claims data, we believe claims severity (i.e., the average size of a claim) is increasing at a rate slower than we estimated when our reserves for those years were established.

–	A general decline in claim frequency has also been a contributor to favorable loss development. A significant portion of our policies through 2003 were issued on an occurrence basis, and a smaller portion of our ongoing business results in occurrence-like exposure due to the issuance of extended reporting endorsements. As claim frequency declined, the number of reported claims related to these coverages were less than originally expected.
          Activity in our net reserve for losses during 2010, 2009 and 2008 is summarized below:

	(In thousands)
	Year Ended December 31
	2010	2009	2008

Balance, beginning of year	$2,422,230	$2,379,468	$2,559,707
Less receivable from reinsurers	262,659	268,356	327,111

Net balance, beginning of year	2,159,571	2,111,112	2,232,596

Reserves acquired from acquisitions	82,225	163,946	—

Incurred related to:
Current year	455,105	438,368	396,750
Prior years	(233,990)	(207,300)	(185,251)

Total incurred	221,115	231,068	211,499

Paid related to:
Current year	(34,593)	(67,900)	(20,635)
Prior years	(291,654)	(278,655)	(312,348)

Total paid	(326,247)	(346,555)	(332,983)

Net balance, end of year	2,136,664	2,159,571	2,111,112
Plus receivable from reinsurers	277,436	262,659	268,356

Balance, end of year	$2,414,100	$2,422,230	$2,379,468

          At December 31, 2010 our gross reserve for losses included case reserves of approximately $1.1 billion and IBNR reserves of approximately $1.3 billion. Our consolidated reserve for losses on a GAAP basis exceeds the combined reserves of our insurance subsidiaries on a statutory basis by approximately $78.9 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability, or retirement of an insured.

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
          Our primary reinsurance agreement is negotiated annually at October 1. There was no significant change in the cost or structure of the agreements renewed on October 1, 2010.
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
          The following table identifies our reinsurers from which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are $10 million or more as of December 31, 2010:

		(In thousands)
	A.M. Best	Net Amounts Due
Reinsurer	Company Rating	From Reinsurer
Hannover Rueckversicherung AG	A	$32,717
Transatlantic Reinsurance Company	A	$20,476
Aspen Insurance UK, Ltd.	A	$20,591
General Reinsurance Corporation	A++	$14,124

Debt
          Our long-term debt as of December 31, 2010 is comprised of the following.

			(In thousands, except %)
				Carrying Value
	Contractual Rate		Outstanding Principal	December 31, 2010
2034 Trust Preferred Securities/Debentures	4.1	%(1)	$22,992	$22,992
2034 Surplus Notes	4.1	%(1)	12,000	12,000
2019 Notes Payable(2)	6.6	%(3)	17,436	15,616
2012 Note Payable	3.3	%(4)	517	496

				$51,104

(1)	Adjusted quarterly based on LIBOR.

(2)	The 2019 Note Payable is valued at fair value. See Note 10.

(3)	A related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 10.

(4)	Adjusted quarterly based on the U.S. prime rate.
          All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes. ProAssurance is currently in compliance with all covenants. Additional information regarding our debt is provided in Note 10 to the Consolidated Financial Statements.
Off Balance Sheet Arrangements/Guarantees
          ProAssurance has no significant off-balance sheet arrangements or guarantees.

Contractual Obligations
          A schedule of our non-cancelable contractual obligations at December 31, 2010 follows:

	Payments due by period
	(In thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Loss and loss adjustment expenses	$2,414,100	$573,571	$767,395	$508,614	$564,520
Interest on long-term debt*	42,037	2,628	5,155	5,051	29,203
Long-term debt obligations	52,925	325	1,212	822	50,566
Operating lease obligations	15,365	2,952	3,811	3,088	5,514
Tax credit partnership commitments	46,800	27,139	18,556	613	492

Total	$2,571,227	$606,615	$796,129	$518,188	$650,295

*	Includes projected payments due on interest rate swap associated with our long-term debt.
          We believe that our operating cash flow and funds maturing from our investment portfolio are adequate to meet our contractual obligations.
          For the purposes of this table, all long-term debt is assumed to be settled at its contractual maturity and interest on variable rate long-term debt is calculated using interest rates in effect at December 31, 2010. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.
          Each of our debt instruments allows for repayment before maturity, at our option, on or after certain dates. For more information on our debt see Note 10 to the Consolidated Financial Statements.
Treasury Stock
          We repurchased approximately 1.9 million common shares having a total cost of $106.3 million during the year ended December 31, 2010. Our Board of Directors authorized an additional $200.0 million in November 2010 for the repurchase of common shares or the retirement of outstanding debt. At December 31, 2010 approximately $209.0 million in amounts authorized by the Board remains available for use.
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

Overview of Results—Years Ended December 31, 2010 and 2009
          Net income is $231.6 million for the year ended December 31, 2010, as compared to $222.0 million for the year ended December 31, 2009. Net income per diluted share is $7.20 and $6.70 for the years ended December 31, 2010 and 2009, respectively.
          Results from the years ended December 31, 2010 and 2009 compare as follows:
Premiums
          Net premiums earned increased during 2010 by approximately $21.6 million or 4.3%. Three additional months of PICA earned premium and one month of APS earned premium generated approximately $28.2 million of additional net earned premium. Net earned premium was increased by an additional $7.2 million related to the re-estimation of amounts due to reinsurers related to prior accident years. These increases were partially offset by other declines in earned premium principally due to non-renewals and rate reductions.
Net Investment Income; Net Realized Investment Gains (Losses)
          Our 2010 net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $4.8 million or 3.1% primarily due to a decrease in earnings from fixed income securities and short term investments. The decrease primarily reflects lower yields in 2010.
          Net realized investment gains increased by $4.6 million during 2010. As compared to 2009, increased gains from sales more than offset a $7.9 million increase in impairment losses.
Expenses
          Net losses decreased by $10.0 million or 4.3% during 2010 due to increased favorable loss development of $26.7 million offset by a $16.7 million increase in current accident year losses. The increase in current accident year losses is primarily attributable to three additional months of PICA activity in 2010 and one additional month of APS activity.
          Underwriting, policy acquisition and operating expenses increased in 2010 by $18.4 million or 15.8%. Approximately $10.6 million of the increase is attributable to the acquisitions of PICA and APS and the remainder relates to various operating factors.

Ratios
          Our net loss ratio decreased in 2010 by 3.8 points. Higher favorable development decreased the ratio by 3.4 points.
          Our underwriting expense ratio increased in 2010 by 2.7 points. The increase is attributable both to the acquisitions of PICA and APS and increased policy acquisition and operating costs.
          Our operating ratio increased in 2010 by 1.0 point reflecting a decline in the investment ratio of approximately 2.1 points partially offset by the combined 1.1 point decrease in the net loss and expense ratios.
          Return on equity is 13.0% for 2010 and 14.2% for 2009.
Book Value per Share
          Our book value per share at December 31, 2010 is $60.35 compared to $52.59 at December 31, 2009. The change reflects our 2010 income, the increase in accumulated other comprehensive income and a benefit from treasury share purchases. Due to the size of our Shareholders’ Equity (approximately $1.9 billion at December 31, 2010), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.
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
          The following table is a reconciliation of Net income to Operating income:

	(In thousands, except per share data)
	Year Ended December 31
	2010	2009

Net income	$231,598	$222,026
Items excluded in the calculation of operating income:
Loss on the extinguishment of debt	—	2,839
Net realized investment (gains) losses	(17,342)	(12,792)
Guaranty fund assessments (recoupments)	(1,336)	(533)

Pre-tax effect of exclusions	(18,678)	(10,486)

Tax effect, at 35%	6,537	3,670

Operating income	$219,457	$215,210

Per diluted common share:
Net income	$7.20	$6.70
Effect of exclusions	(0.38)	(0.21)

Operating income per diluted common share	$6.82	$6.49

Results of Operations—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
          Selected consolidated financial data for each period is summarized in the table below.

	($ in thousands, except share data)
	Year Ended December 31
	2010	2009	Change

Revenues:

Gross premiums written	$533,205	$553,922	$(20,717)

Net premiums written	$505,407	$514,043	$(8,636)

Premiums earned	$548,955	$540,012	$8,943
Premiums ceded	(29,848)	(42,469)	12,621

Net premiums earned	519,107	497,543	21,564
Net investment income	146,380	150,945	(4,565)
Equity in earnings (loss) of unconsolidated subsidiaries	1,245	1,438	(193)
Net realized investment gains (losses)	17,342	12,792	4,550
Other income	7,991	9,965	(1,974)

Total revenues	692,065	672,683	19,382

Expenses:
Losses and loss adjustment expenses	252,615	265,983	(13,368)
Reinsurance recoveries	(31,500)	(34,915)	3,415

Net losses and loss adjustment expenses	221,115	231,068	(9,953)
Underwriting, policy acquisition and operating expenses	134,980	116,537	18,443
Interest expense	3,293	3,477	(184)
Loss on extinguishment of debt	—	2,839	(2,839)

Total expenses	359,388	353,921	5,467

Income before income taxes	332,677	318,762	13,915

Income taxes	101,079	96,736	4,343

Net income	$231,598	$222,026	$9,572

Earnings per share:
Basic	$7.29	$6.76	$0.53
Diluted	$7.20	$6.70	$0.50

Net loss ratio	42.6%	46.4%	(3.8)
Underwriting expense ratio	25.4%	22.7%	2.7

Combined ratio	68.0%	69.1%	(1.1)

Operating ratio	39.8%	38.8%	1.0

Return on equity	13.0%	14.2%	(1.2)

          In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.
          As required by GAAP, our results include acquired entities only for the portion of the reporting period that is after the acquisition date. Our 2010 operating results include twelve months of PICA activity and one month of APS activity. Our 2009 operating results include nine months of PICA activity but do not include any APS results. In many of the supporting tables that follow, the effect of the additional 2010 PICA/APS activity is shown separately with the column header “Additional PICA/APS Activity”.

Premiums
Gross Premiums Written
          Changes in our premium volume are driven by three primary factors: (1) our retention of existing business, (2) the amount of new business we are able to generate, including business that comes to PRA as a result of acquisitions, and (3) the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. The professional liability market remains competitive with some competitors choosing to compete primarily on price.
          Gross premiums written by component are as follows:

	($ in thousands)
			Change
			Additional
			PICA/APS		Total
	2010	2009	Activity	Other	$	%

Physician (1)	$418,173	$442,002	$19,534 (2)	$(43,363)	$(23,829)	(5.4%)

Non-physician (1):
Healthcare providers	43,093	37,215	3,131 (3)	2,747	5,878	15.8%
Hospital and facility	28,524	31,350	—	(2,826)	(2,826)	(9.0%)
Other	14,349	13,227	24	1,098	1,122	8.5%
Non continuing	5,836	9,746	1,423	(5,333)	(3,910)	(40.1%)

	91,802	91,538	4,578	(4,314)	264	0.3%

Tail Premiums	23,230	20,382	324	2,524	2,848	14.0%

Gross Premiums Written, total	$533,205	$553,922	$24,436	$(45,153)	$(20,717)	(3.7%)

(1)	Excludes tail premiums

(2)	PICA — $14.7 million: APS — $4.8 million

(3)	PICA — $3.1 million
Physician Premiums
          Physician premiums continue to be our primary revenue source and comprise 78% and 80% of our gross premiums written in 2010 and 2009, respectively.
          Approximately $22.6 million of the overall decrease in physician premiums is due to changes in our renewal patterns. We began offering policy renewals for a two-year term (as opposed to a one-year term) to our physician insureds in one selected jurisdiction during late 2008. The premium associated with both policy terms is included in written premium in the period the policy is written, which increases gross written premium in the year the policy is written but reduces gross written premium in the following year. Approximately $16.1 million of the gross written premium decline during 2010 is attributable to the policies written on a two-year term. Also, during 2009, in order to more evenly distribute renewals throughout the year, we offered early renewal to a number of insureds who otherwise would have had a first quarter 2010 renewal date. Approximately $6.5 million of the 2010 decrease in physician premiums is attributable to the shift in renewal dates.
          Excluding APS, our retention rate for our physician business for 2010 is 90%, which is unchanged from 2009. Retention rates are affected by a number of factors. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds terminate coverage because they have retired or have otherwise ceased to practice medicine. We may also lose insureds to competitors or to self-insurance mechanisms (often when physicians join hospital-based practice groups) due to pricing or other issues.

          In the aggregate, charged rates for our physician business renewed in 2010 showed no change. In 2009 charged rates showed an average 2% decrease. In general, charged rates at our PICA subsidiary increased in 2010 as compared to 2009, while rates at our other insurance subsidiaries decreased. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
          We wrote approximately $16.0 million of new physician business during 2010.
Non-physician Premiums
          Our non-physician healthcare providers are primarily dentists, chiropractors, optometrists, and allied health professionals. The 2010 increase is primarily related to allied health coverages, but also includes additional premium of $1.2 million generated by a targeted marketing campaign to optometrists.
          Hospital and facility premiums decreased during 2010. The decline reflects many of the same competitive pressures that are affecting our business overall.
          Non-physician “other” premiums are primarily legal professional liability premiums, but also includes other types of general liability premiums. The $1.1 million increase in premium volume for 2010 principally relates to our legal professional liability premiums.
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

Premiums Earned / Ceded

	($ in thousands)
			Change
			Additional
			PICA/APS		Total
	2010	2009	Activity	Other	$	%

Premiums earned	$548,955	$540,012	$28,796 (1)	$(19,853)	$8,943	1.7%
Premiums ceded	29,848	42,469	566	(13,187)	(12,621)	(29.7%)

Net premiums earned	$519,107	$497,543	$28,230	$(6,666)	$21,564	4.3%

(1)	Includes $5.1 million attributable to APS, substantially all of which relates to policies written prior to our acquisition of APS.
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
          The acquisition of APS is expected to increase 2011 earned premium by $20.4 million related to APS premiums written prior to the acquisition that were unearned at December 31, 2010. The premiums will be earned in 2011 on a pro rata basis, and are expected to affect 2011 premiums earned as follows: Q1 — $10.7 million; Q2 — $6.8 million; Q3 — $2.6 million; Q4 — $0.3 million.
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
          Premiums ceded declined in both 2010 and 2009 ($13.4 million and $6.2 million, respectively) due to reductions in the estimated amounts expected to be due to reinsurers related to prior year coverages. These reductions had a significant effect on our reinsurance expense ratio as shown in the following table.

	Year Ended December 31
	2010	2009	Change

Reinsurance expense ratio before changes to prior accident years	7.8%	9.0%	(1.2)
Effect of estimate changes to prior accident years	(2.4%)	(1.1%)	(1.3)

Reinsurance expense ratio, calendar year	5.4%	7.9%	(2.5)

          Excluding the effect of the changes to prior year estimates, the decrease in the reinsurance expense is primarily due to shifts in the mix of our business during 2010 as compared to 2009. In 2010 we discontinued offering certain non-physician liability policies (see discussion under Premiums), and reduced our reinsurance coverage related to the policies. Also, premiums earned from our legal professional liability business acquired from Georgia Lawyers were more heavily reinsured in 2009 than in 2010. Pre-acquisition reinsurance agreements were in effect in 2009 but ProAssurance reinsurance agreements with higher retention limits were in effect in 2010.
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
          Net investment income is primarily derived from the income earned on our fixed maturity securities and also includes dividend income from equity securities, income from our short-term, cash equivalent investments, earnings from other investments and increases in the cash surrender value of business owned life insurance contracts. Investment fees and expenses are deducted from investment income.
          Net investment income by investment category is as follows:

	(In thousands)
	Year Ended December 31
	2010	2009	Change

Fixed maturities	$146,036	$150,122	$(4,086)	(3%)
Equities	797	1,036	(239)	(23%)
Short-term investments	417	1,209	(792)	(66%)
Other invested assets	3,145	2,802	343	12%
Business owned life insurance	1,617	1,563	54	3%
Investment expenses	(5,632)	(5,787)	155	(3%)

Net investment income	$146,380	$150,945	$(4,565)	(3%)

          Fixed Maturities. The decrease in income in 2010 reflects lower yields, partially offset by higher average investment balances.
          The overall yield on our portfolio declined because we were not able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Average yields for our available-for-sale fixed maturity securities during 2010 and 2009 are as follows:

	Year Ended December 31
	2010	2009
Average income yield	4.3%	4.6%
Average tax equivalent income yield	5.0%	5.3%
          The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investment alternatives, and cash needed for acquisitions or other capital purposes. In 2010 as compared to 2009, our average investment in fixed maturities increased by approximately 3%.
          Short-term Investments. The decrease in earnings for 2010 reflects a decline in short-term interest rates and lower average invested balances.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
          Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	(In thousands)
	Year Ended December 31
	2010	2009	Change

Private investment funds, currently held	$1,539	$1,049	$490
Private investment fund, liquidated in 2010	3,097	389	2,708
Other business interests	(1,494)	—	(1,494)
Tax credit partnerships	(1,897)	—	(1,897)

Equity in earnings (loss) of unconsolidated subsidiaries	$1,245	$1,438	$(193)

          We hold interests in certain private investment funds that derive earnings from trading portfolios. The performance of these funds is affected by the volatility of equity and credit markets. One fund, shown separately in the table, was liquidated in July 2010.
          We have acquired an interest in a development stage limited liability company that will, in time, engage in active business operations. While we expect this investment to provide a positive return over time, we anticipate operating losses during the start up phase, expected to last another twelve months. Our potential for loss is limited to the carrying amount of our investment, currently $3.4 million.
          We began investing in tax credit limited partnerships in 2010. Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of net operating losses and tax credits. During 2010 our tax credit partnerships generated a tax benefit of approximately $1.0 million.
Tax Equivalent Investment Result
          We believe that to fully understand our investment returns it is important to consider the tax benefits associated with certain investments; therefore, we impute a tax-equivalent investment result in order to better reflect the economies of our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our federal income tax expense.

	Year ended December 31
	2010	2009

Investment results, as reported:
Net investment income	$146,380	$150,945
Equity in earnings of unconsolidated subsidiaries	1,245	1,438

	147,625	152,383

Taxable equivalent adjustments for: (1)
State and municipal bonds	21,975	21,933
BOLI	871	842
Tax credit partnerships (2)	1,538	—

Tax-equivalent investment results	$172,009	$175,158

(1)	All adjustments were calculated using the 35% federal statutory tax rate

(2)	Tax credits provided approximated $1.0 million in 2010. No credits were provided in 2009.

Net Realized Investment Gains (Losses)
          The following table provides detailed information regarding our net realized investment gains (losses).

	(In thousands)
	Year Ended December 31
	2010	2009

Total other-than-temporary impairment losses (1):
Residential mortgage-backed securities	$(1,487)	$(3,393)
Corporate bonds	—	(3,749)
Equities	—	(494)
Equity interest in a private investment fund	(3,373)	—
High yield asset-backed securities, see discussion below	(9,515)	(536)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(1,474)	199

Net impairment losses recognized in earnings	(15,849)	(7,973)
Net gains (losses) from sales	30,005	12,066
Trading portfolio gains	5,088	9,335
Fair value adjustments, net	(1,902)	(636)

Net realized investment gains (losses)	$17,342	$12,792

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings.
          We have recognized impairments of $9.5 million during 2010 related to certain high-yield asset-backed securities. The securities were returned to our direct ownership in 2010 when our interest in a private investment fund was liquidated. Based on our intent to sell the securities, we have recognized all declines in fair value below our cost basis as other-than-temporary impairments.
          We recognized an impairment of $3.4 million in 2010 related to an interest in a private investment fund which we account for on a cost basis. The fund has reported realized losses on the sale of securities, and we have reduced the carrying value of our interest in the fund in recognition of our pro rata share of those losses.
          We recognized impairments in earnings of $3.0 million in 2010, including $1.5 million reclassified from OCI, related to residential mortgage-backed securities. Expected future cash flows were less than our carrying value for these securities; therefore, we reduced the carrying value of our interest in these securities and recognized the loss in our 2010 net income.
          Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Notes 3 and 9 of the Notes to the Consolidated Financial Statements.
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

          The following tables summarize calendar year net losses and net loss ratios for the years ended December 31, 2010 and 2009 by separating losses between the current accident year and all prior accident years.

	(In millions)
	Net Losses
	Year Ended December 31				Net Loss Ratios*
			Total Change		Year Ended December 31
	2010	2009	$	%	2010	2009	Change

Current accident year	$455.1	$438.4	$16.7	3.8%	87.7%	88.1%	(0.4)
Prior accident years	(234.0)	(207.3)	(26.7)	12.9%	(45.1%)	(41.7%)	(3.4)

Calendar year	$221.1	$231.1	$(10.0)	(4.3%)	42.6%	46.4%	(3.8)

*	Net losses as specified divided by net premiums earned.
          The increase in current accident year losses for 2010 is primarily attributable to three additional months of PICA activity and one month of APS activity.
          During the years ended December 31, 2010 and 2009, we recognized favorable loss development of $234.0 million and $207.3 million respectively, on a net basis, related to reserves established in prior years.
          The principal components of development are as follows:

	(In millions)
	Year Ended December 31
	2010	2009

Reserve development by accident year, favorable (unfavorable):
2009 & 2008 accident years	$3.0	$(1.1)
2007 & 2006 accident years	104.3	94.0
2005 & 2004 accident years	80.5	73.6
Accident years prior to 2004	46.2	40.8

Net favorable development recognized	$234.0	$207.3

          Substantially all of the favorable development recognized during 2010 and 2009 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims-made policies in both years is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.
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

Underwriting, Policy Acquisition and Operating Expenses
          The table below provides a comparison of our 2010 and 2009 underwriting, policy acquisition and operating expenses:

	(In thousands)
			Change
			Related to
			PICA/APS		Total
	2010	2009	Transactions	Other	$	%

Insurance operation expenses, total	$132,002	$112,889	10,093	$9,020	$19,113	16.9%
Agency- related expenses	2,978	3,648	522	(1,192)	(670)	(18.4%)

	$134,980	$116,537	10,615	$7,828	$18,443	15.8%

Expense Increase Related to PICA/APS (excluding agency related expenses)
          Approximately $10.1 million of the 2010 increase in underwriting, policy acquisition and operating expenses are attributable to the PICA and APS transactions, as detailed below:

(In thousands)
One month of APS activity in 2010	$1,721
Three additional months of PICA activity in 2010	5,683
APS transaction and closing costs expensed in 2010	2,000
PICA transaction and closing costs expensed in 2009	(2,500)
Increased PICA policy acquisition costs in 2010	3,189

$10,093

          In 2009 we incurred $2.5 million in transaction-related costs associated with the purchase of PICA, principally for severance costs and investment banking fees. Similarly, we incurred $2.0 million in transaction-related costs primarily in the third and fourth quarters of 2010 associated with the purchase of APS.
          The increase in policy acquisition expenses reflects the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date are written off rather than being expensed ratably over the term of the associated insurance policy. Application of this guidance resulted in lower-than-normal PICA acquisition costs in 2009. Similarly, APS acquisition expenses (for the one month included in our 2010 results) for 2010 are lower than what would be considered normal and will increase gradually in 2011 as more APS earned premium is generated by policies written after the acquisition date.

Other Expense Increase
          The remaining $9.0 million increase in insurance operation expenses is primarily due to the following:
•	Expense for policy acquisition costs was higher in 2010 primarily because premium earned related to allied healthcare, legal and miscellaneous professional liability coverages increased in 2010. Commission and underwriting expenses associated with these premiums are higher than those associated with physician premiums.

•	We recognized $2.6 million in ceding commission expense related to a captive insurance arrangement that was terminated in 2010.

•	We allocate our operating costs between insurance operations expense and loss adjustment expenses. The amount allocated to loss adjustment expense decreased by $3.5 million in 2010, which had the effect of increasing operating expenses.

•	Guaranty fund assessments or recoupments are not controlled by us, but do affect our results. In both 2010 and 2009 recoupments exceeded assessments, but the recoupment benefit was $0.8 million greater in 2010.

•	We terminated and replaced our Employee Stock Ownership Plan during the year, resulting in an acceleration of vesting of participants’ accounts. This resulted in a charge of approximately $0.8 million during the year. The new plan put in place provides for vesting of benefits over a three year period and will result in lower operating expenses, as compared to the prior plan over the next three years.

•	We entered into a deferred compensation agreement with one of our senior executives resulting in the recognition of a $1.1 million expense during the fourth quarter.
Agency-related expenses
          We operate several fee-based agencies and provide benefit management services on a limited basis. Their business activities generate commission and service fee revenues which are reported as a part of other income. We have excluded the direct expenses of these entities from our underwriting expense ratio computations because their activities and business operations are not associated with the generation of premium revenues. During the latter part of 2010 we discontinued certain agency activities which reduced 2010 expenses as compared to 2009.
Underwriting Expense Ratio

	Underwriting Expense Ratio *
	Year Ended December 31
	2010	2009	Change

Insurance operation expenses	25.4%	22.7%	2.7

*	Our expense ratio computations exclude agency-related expenses as discussed above.
          The 2010 increase in our underwriting expense ratio reflects the net increase to expenses of 17%, discussed in the above paragraphs, mitigated by an increase to net earned premiums of 4%.

Interest Expense
          The 2010 decrease in interest expense reflects a decline in average rates on our variable debt of approximately 50 basis points against an increase in average outstanding debt principal of approximately $1.4 million during 2010 as compared to 2009.
          Interest expense by debt obligation is provided in the following table:

		(In thousands)
	Year Ended December 31
	2010	2009	Change

Trust Preferred Debentures due 2034	$978	$1,160	$(182)
Surplus Notes due May 2034 (1)	508	768	(260)
Note Payable due February 2012	42	28	14
Note Payable due February 2019 (2)	1,178	900	278
Surplus Notes due May 2033 (3)	—	147	(147)
Other	587	474	113

	$3,293	$3,477	$(184)

(1)	Converted from a fixed to a variable rate in May 2009

(2)	Debt acquired in the PICA transaction

(3)	Debt acquired in the PICA transaction; redeemed August 2009
Taxes
          Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Year Ended December 31
	2010	2009

Statutory rate	35.0%	35.0%
Tax-exempt income	(4.6)%	(5.2%)
Tax credits (1)	(0.3)%	—
Valuation Allowance (2)	(0.3)%	—
BOLI Redemption (3)	0.4%	—
Other	0.2%	0.5%

Effective tax rate	30.4%	30.3%

(1)	We have invested in tax credit partnerships during 2010 (see Capital and Liquidity -Investment Exposures and Equity in Earnings (Loss) of Unconsolidated Subsidiaries). In 2010 we have recognized an expected tax benefit of approximately $1.0 million related to the credits to be transferred to us by the partnerships.

(2)	During 2010 we reversed a valuation allowance previously established against deferred tax assets that were capital in character. We determined that it has become more likely than not that sufficient sources of taxable capital income will be available in future periods to allow us to fully utilize the deferred tax assets.

(3)	We recognized additional tax of $1.3 million on the redemption of a portion of our BOLI investment as discussed in Capital and Liquidity -Investment Exposures. Increases in the cash surrender value on BOLI policies are not taxable unless redeemed. Upon redemption, the difference in the proceeds from redemption and premiums previously paid on the policies redeemed become taxable. In this instance, the difference approximated $2.9 million.

          Income tax expense is provided in the following table:

	Year Ended December 31
	2010	2009	Change

Provision for income taxes
Current expense (benefit)	105,479	70,122	35,357
Deferred expense (benefit)	(4,400)	26,614	(31,014)

Total income tax expense (benefit)	101,079	96,736	4,343

          Although our effective tax rate is consistent between 2010 and 2009, current tax expense increased by approximately $35.4 million in 2010. In 2009 we received a current tax benefit from the sale of impaired securities that was $15.9 million greater than the benefit received in 2010. Additionally, in 2009 we received a benefit of $7.8 million related to the settlement of the CHW Judgment.
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
Premiums—Exclusive of PICA
          Net premiums earned declined in 2009 by approximately $32.0 million (7.0%) for the year. The decline reflects the effects of a competitive market place and rate reductions resulting from improved loss trends.
Premiums—PICA
          PICA contributed net premiums earned of $70.3 million during 2009.
Net Investment Income; Net Realized Investment Gains (Losses)—Consolidated
          Our 2009 net investment results (which include both net investment income and earnings from unconsolidated subsidiaries) increased by $2.0 million (1.3%) and reflect improved results from our investments in unconsolidated subsidiaries offset by the decline in net investment income primarily due to lower yields on short-term securities.
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
Expenses—Exclusive of PICA
          Current accident year net losses decreased by $22.2 million (5.6%) in 2010, principally due to a decline in insured risks. We recognized favorable development in 2009 of $207.3 million (a $22.0 million increase).
          Underwriting, policy acquisition and operating expenses increased during 2009 by $1.5 million (1.5%) as compared to 2008, primarily due to additional expenses associated with an increase in non-physician premiums and higher commission costs for physician premiums.

          Interest expense declined by $4.9 million in 2009 because we reduced the outstanding principal balance of our long-term debt during the latter half of 2008 by $129 million.
Expenses—PICA
          The following PICA expenses are included in our 2009 operating results:

(In thousands)
Year Ended
December 31, 2009
Net losses	$63,757
Underwriting, policy acquisition and operating expenses	$15,343
Interest expense	$1,521
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

Results of Operations—Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
          Selected consolidated financial data for each period is summarized in the table below.

	($ in thousands, except share data)
	Year Ended December 31
	2009	2008	Change

Revenues:
Gross premiums written	$553,922	$471,482	$82,440

Net premiums written	$514,043	$429,007	$85,036

Premiums earned	$540,012	$503,579	$36,433
Premiums ceded	(42,469)	(44,301)	1,832

Net premiums earned	497,543	459,278	38,265
Net investment income	150,945	158,384	(7,439)
Equity in earnings (loss) of unconsolidated subsidiaries	1,438	(7,997)	9,435
Net realized investment gains (losses)	12,792	(50,913)	63,705
Gain on extinguishment of debt	—	4,571	(4,571)
Other income	9,965	3,839	6,126

Total revenues	672,683	567,162	105,521

Expenses:
Losses and loss adjustment expenses	265,983	267,412	(1,429)
Reinsurance recoveries	(34,915)	(55,913)	20,998

Net losses and loss adjustment expenses	231,068	211,499	19,569
Underwriting, policy acquisition and operating expenses	116,537	100,385	16,152
Interest expense	3,477	6,892	(3,415)
Loss on extinguishment of debt	2,839	—	2,839

Total expenses	353,921	318,776	35,145

Income before income taxes	318,762	248,386	70,376

Income taxes	96,736	70,661	26,075

Net income	$222,026	$177,725	$44,301

Earnings per share:
Basic	$6.76	$5.43	$1.33

Diluted	$6.70	$5.22	$1.48

Net loss ratio	46.4%	46.1%	0.3
Underwriting expense ratio	22.7%	21.7%	1.0

Combined ratio	69.1%	67.8%	1.3

Operating ratio	38.8%	33.3%	5.5

Return on equity	14.2%	13.3%	0.9

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
          In the third and fourth quarters of 2008, we began renewing physician policies for a two-year term in a selected jurisdiction. Written premium for the entire two-year policy term is recorded in the period the policy is renewed, while earned premium is recorded on a pro rata basis over the two-year policy term. The gross written premiums attributable to two-year policies for 2009 is $23.0 million as compared to $2.7 million written in 2008. Also, in 2009, in order to more evenly distribute renewals throughout the year, we offered early renewal to a number of insureds who would otherwise have had a first quarter 2010 renewal date. As a result of the shift in renewal dates, in 2010 there will be approximately $9 million less in business eligible to be renewed.
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
PICA
          The current accident year loss ratio was adversely affected by an increase to reserves for the DDR provision associated with PICA claims-made policies and by unfavorable development of losses associated with certain other liability coverages. When the effect of these two items is excluded, PICA 2009 net loss ratio is approximately 80%. In 2010, we plan to discontinue offering the other liability coverage that generated the 2009 unfavorable development.

Underwriting, Policy Acquisition and Operating Expenses

	($ in thousands)
	Underwriting, Policy Acquisition and Operating Expenses				Underwriting Expense Ratio(1)(2)
	Year Ended December 31				Year Ended December 31
	2009	2008	Change		2009	2008	Change
Insurance operation expenses:
PRA all other	$99,233	$99,182	$51	0.1%	23.2%	21.6%	1.6
PICA acquisition(2)	13,656	710	12,946	nm	19.4%	0.1%	nm

	112,889	99,892	12,997	13.0%	22.7%	21.7%	1.0
Agency-related expenses:
PRA all other	1,961	493	1,468	nm
PICA acquisition	1,687	—	1,687	nm

	3,648	493	3,155	nm

	$116,537	$100,385	$16,152	16.1%

(1)	Our expense ratio computations exclude non unrelated expenses.

(2)	PICA transaction expenses of $710,000 were paid by ProAssurance during 2008.
Insurance Operation Expenses-Exclusive of PICA
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
Other Expense Information
Agency-related expenses. We operate several insurance agencies and provide benefit management services on a limited basis through a separate PICA subsidiary. These activities generate commission and service fee revenues, which are reported as a part of other income. The acquisition of Mid-Continent and PICA increased these expenses in 2009. We have excluded the direct expenses of these activities from our underwriting expense ratio computations because the activities are not associated with the generation of premium revenues.
Guaranty fund assessments. Insurance operation expenses in the table above are reduced by net recoupments from guaranty fund assessments of approximately $0.5 million and $1.3 million during 2009 and 2008, respectively.
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
          We expect to be able to realize the full benefit of deferred tax assets associated with impairment losses because capital gains recognized during the statutory carryback period are sufficient to absorb the impairment losses. A deferred tax asset valuation allowance of approximately $0.9 million has been established related to PICA capital loss carry-forwards.

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
          The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2010. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	December 31, 2010
	Interest Rate Shift in Basis Points
	(200)	(100)	Current	100	200

Fair Value (in millions):
U.S. Treasury obligations	$237	$232	$226	$220	$215
U.S. Agency obligations	74	71	69	66	64
State and municipal bonds	1,367	1,308	1,244	1,181	1,122
Corporate bonds	1,428	1,383	1,333	1,281	1,232
Asset-backed securities	757	750	732	708	680

All fixed maturity securities	$3,863	$3,744	$3,604	$3,456	$3,313
Duration:
U.S. Treasury obligations	3.53	3.64	3.78	3.70	3.62
U.S. Agency obligations	3.47	3.66	3.82	3.82	3.77
State and municipal bonds	3.88	4.91	5.02	5.08	5.09
Corporate bonds	3.35	3.83	4.01	3.92	3.82
Asset-backed securities	1.84	2.25	3.02	3.56	3.81
All fixed maturity securities	3.24	3.88	4.14	4.23	4.24

	December 31, 2009

Fair Value (in millions):
U.S. Treasury obligations	$160	$156	$154	$150	$147
U.S. Agency obligations	70	69	67	66	64
State and municipal bonds	1,601	1,528	1,449	1,373	1,301
Corporate bonds	1,152	1,114	1,074	1,035	999
Asset-backed securities	725	717	699	673	645

All fixed maturity securities	$3,708	$3,584	$3,443	$3,297	$3,156
Duration:
U.S. Treasury obligations	3.22	3.27	3.29	3.23	3.14
U.S. Agency obligations	2.70	3.10	3.10	3.04	3.04
State and municipal bonds	4.38	5.20	5.29	5.31	5.27
Corporate bonds	3.45	3.69	3.71	3.62	3.54
Asset-backed securities	1.65	1.64	3.03	3.91	4.21
All fixed maturity securities	3.44	3.84	4.15	4.30	4.31

Interest Rate Risk (continued)
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
          ProAssurance’s cash and short-term investment portfolio at December 31, 2010 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities and due to the amounts due from our reinsurers. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase and by monitoring the credit standing of our reinsurers.
          As of December 31, 2010, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s, and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
          We hold $1.2 billion of municipal bonds. These bonds may have enhanced credit ratings as a result of guarantees by an insurer, but we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of December 31, 2010, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.
          Our receivable from reinsurers on paid and unpaid losses at December 31, 2010 is $282 million. A detail listing of individual reinsurance balances of greater than $10 million and the current credit rating of that reinsurer is provided in capital and liquidity under the sub-header “Reinsurance.”
Equity Price Risk
          At December 31, 2010 the fair value of our investment in common stocks was $40.8 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 1.00. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10% to $44.9 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10% in the fair value of these securities to $36.7 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 81. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 to the Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 and that there was no change in the Company’s internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described below.
          Our management excluded APS’s systems and processes from the scope of our assessment of internal control over financial reporting as of December 31, 2010 in reliance on the guidance set forth in Question 3 of a “Frequently Asked Questions” interpretive release issued by the staff of the Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporation Finance in June 2004 (and revised on October 6, 2004). We are excluding APS from that scope because we expect substantially all of its significant systems and processes to be converted to those of ProAssurance during 2011. At December 31, 2010 APS represented $324.2 million or 6.6% of total assets, and $6.2 million or 0.9% of total revenues for the year then ended.
          Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2010 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION.
          None

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ProAssurance Corporation
          We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
          As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Physicians Services Group, which is included in the 2010 consolidated financial statements of ProAssurance Corporation and subsidiaries and constituted 6.7% and 10.4% of total and net assets, respectively, as of December 31, 2010, and .9% and .4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of ProAssurance Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of American Physicians Services Group.
          In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2010, of ProAssurance Corporation and subsidiaries and our report dated February 23, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
February 23, 2011

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 25 and 26) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
          The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2011 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2011.
ITEM 11. EXECUTIVE COMPENSATION.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2011 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2011 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2011 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2011.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2011 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 8, 2011.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Changes in Capital – years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Income – years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flow – years ended December 31, 2010, 2009 and 2008

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

SIGNATURES
          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 23rd day of February 2011.

PROASSURANCE CORPORATION
By:	/s/ W. Stancil Starnes
W. Stancil Starnes

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. Stancil Starnes W. Stancil Starnes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2011

/s/ Edward L. Rand, Jr. Edward L. Rand, Jr.	Chief Financial Officer	February 23, 2011

/s/ Victor T. Adamo Victor T. Adamo	President	February 23, 2011

/s/ Lucian F. Bloodworth Lucian F. Bloodworth	Director	February 23, 2011

/s/ Jerry D. Brant Jerry D. Brant	Director	February 23, 2011

/s/ Robert E. Flowers, M.D. Robert E. Flowers, M.D.	Director	February 23, 2011

/s/ William J. Listwan, M.D. William J. Listwan, M.D.	Director	February 23, 2011

/s/ John J. McMahon, Jr. John J. McMahon, Jr.	Director	February 23, 2011

/s/ Drayton Nabers, Jr. Drayton Nabers, Jr.	Director	February 23, 2011

/s/ Ann F. Putallaz, Ph.D. Ann F. Putallaz, Ph.D.	Director	February 23, 2011

/s/ William H. Woodhams, M.D. William H. Woodhams, M.D.	Director	February 23, 2011

/s/ Wilfred W. Yeargan, Jr., M.D. Wilfred W. Yeargan, Jr., M.D.	Director	February 23, 2011

ProAssurance Corporation and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ProAssurance Corporation
          We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of changes in capital, income and cash flow for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Birmingham, Alabama
February 23, 2011

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31	December 31
	2010	2009

Assets
Investments
Fixed maturities available for sale, at fair value	$3,603,754	$3,442,995
Equity securities, available for sale, at fair value	3,637	3,579
Equity securities, trading, at fair value	37,286	43,826
Short-term investments	168,438	187,059
Business owned life insurance	50,484	65,003
Investment in unconsolidated subsidiaries	88,754	48,502
Other investments	38,078	47,258

Total Investments	$3,990,431	$3,838,222

Cash and cash equivalents	50,851	40,642
Premiums receivable	120,950	116,403
Receivable from reinsurers on paid losses and loss adjustment expenses	4,582	16,778
Receivable from reinsurers on unpaid losses and loss adjustment expenses	277,436	262,659
Prepaid reinsurance premiums	11,023	11,836
Deferred policy acquisition costs	27,281	25,493
Deferred taxes	56,862	68,806
Real estate, net	43,951	44,496
Amortizable intangible assets	45,781	9,973
Goodwill	161,453	122,317
Other assets	84,455	89,789

Total Assets	$4,875,056	$4,647,414

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,414,100	$2,422,230
Unearned premiums	256,050	244,212
Reinsurance premiums payable	111,680	113,994

Total Policy Liabilities	2,781,830	2,780,436
Other liabilities	186,259	112,180
Long-term debt, $35,488 and $35,463, at amortized cost, respectively; $15,616 and $14,740 at fair value, respectively	51,104	50,203

Total Liabilities	$3,019,193	$2,942,819

Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,419,383 and 34,223,346 shares issued, respectively	344	342
Additional paid-in capital	532,213	526,068
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $42,607 and $31,908, respectively	79,124	59,254
Retained earnings	1,428,026	1,196,428

	2,039,707	1,782,092

Treasury shares, at cost, 3,666,149 shares and 1,811,356 shares, respectively	(183,844)	(77,497)

Total Shareholders’ Equity	1,855,863	1,704,595

Total Liabilities and Shareholders’ Equity	$4,875,056	$4,647,414

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

		Additional	Accumulated Other
	Common	Paid-in	Comprehensive	Retained	Treasury
	Stock	Capital	Income (Loss)	Earnings	Stock	Total

Balance at January 1, 2008	$336	$505,923	$9,902	$793,166	$(54,257)	$1,255,070
Purchase of treasury shares	—	—	—	—	(87,561)	(87,561)
Conversion of convertible debentures	4	1,092	—	—	111,382	112,478
Common shares issued for compensation	1	3,810	—	—	—	3,811
Share-based compensation	—	7,763	—	—	—	7,763
Net effect of stock options exercised	—	99	—	—	—	99
Comprehensive income:
Other comprehensive income (loss) (see Note 11)	—	—	(45,800)	—	—
Net income	—	—	—	177,725	—
Total comprehensive income	—	—	—	—	—	131,925

Balance at December 31, 2008	341	518,687	(35,898)	970,891	(30,436)	1,423,585
Cumulative effect of accounting change (see Note 1)	—	—	(3,511)	3,511	—	—
Purchase of treasury shares	—	—	—	—	(52,045)	(52,045)
Treasury shares issued in acquisition (see Note 2)	—	177	—	—	4,984	5,161
Common shares issued for compensation	1	1,218	—	—	—	1,219
Share-based compensation	—	6,210	—	—	—	6,210
Net effect of stock options exercised	—	(224)	—	—	—	(224)
Comprehensive income:
Other comprehensive income (loss) (see Note 11)	—	—	98,663	—	—
Net income	—	—	—	222,026	—
Total comprehensive income	—	—	—	—	—	320,689

Balance at December 31, 2009	342	526,068	59,254	1,196,428	(77,497)	1,704,595
Purchase of treasury shares	—	—	—	—	(106,347)	(106,347)
Common shares issued for compensation	1	2,958	—	—	—	2,959
Share-based compensation	—	6,138	—	—	—	6,138
Net effect of stock options exercised	1	(2,951)	—	—	—	(2,950)
Comprehensive income:
Other comprehensive income (loss) (see Note 11)	—	—	19,870	—	—
Net income	—	—	—	231,598	—
Total comprehensive income	—	—	—	—	—	251,468

Balance at December 31, 2010	$344	$532,213	$79,124	$1,428,026	$(183,844)	$1,855,863

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31
	2010	2009	2008

Revenues
Gross premiums written	$533,205	$553,922	$471,482

Net premiums written	$505,407	$514,043	$429,007

Premiums earned	$548,955	$540,012	$503,579
Premiums ceded	(29,848)	(42,469)	(44,301)

Net premiums earned	519,107	497,543	459,278
Net investment income	146,380	150,945	158,384
Equity in earnings (loss) of unconsolidated subsidiaries	1,245	1,438	(7,997)
Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(14,375)	(8,172)	(47,020)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income (before taxes)	(1,474)	199	—

Net impairment losses recognized in earnings	(15,849)	(7,973)	(47,020)
Other net realized investment gains (losses)	33,191	20,765	(3,893)

Total net realized investment gains (losses)	17,342	12,792	(50,913)
Gain on extinguishment of debt	—	—	4,571
Other income	7,991	9,965	3,839

Total revenues	692,065	672,683	567,162

Expenses
Losses and loss adjustment expenses	252,615	265,983	267,412
Reinsurance recoveries	(31,500)	(34,915)	(55,913)

Net losses and loss adjustment expenses	221,115	231,068	211,499
Underwriting, policy acquisition and operating expenses	134,980	116,537	100,385
Interest expense	3,293	3,477	6,892
Loss on extinguishment of debt	—	2,839	—

Total expenses	359,388	353,921	318,776

Income before income taxes	332,677	318,762	248,386

Provision for income taxes
Current expense (benefit)	105,479	70,122	70,894
Deferred expense (benefit)	(4,400)	26,614	(233)

Total income tax expense (benefit)	101,079	96,736	70,661

Net income	$231,598	$222,026	$177,725

Earnings per share:
Basic	$7.29	$6.76	$5.43

Diluted	$7.20	$6.70	$5.22

Weighted average number of common shares outstanding
Basic	31,788	32,848	32,750

Diluted	32,176	33,150	34,362

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2010	2009	2008

Operating Activities
Net income	$231,598	$222,026	$177,725
Adjustments to reconcile income to net cash provided by operating activities
Amortization, net of accretion	22,071	15,434	13,424
Depreciation	4,600	4,221	3,147
Loss (gain) on extinguishment of debt	—	2,839	(4,571)
Increase in cash surrender value of business owned life insurance	(1,617)	(1,563)	(1,931)
Net realized investment (gains) losses	(17,342)	(12,792)	50,913
Share-based compensation	6,138	6,210	7,763
Deferred income taxes	(4,400)	26,614	(233)
Policy acquisition costs deferred, net of related amortization	(1,788)	(5,988)	2,615
Other	(6,562)	(535)	6,511
Changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	8,216	(11,042)	12,556
Receivable from reinsurers on paid losses and loss adjustment expense	12,196	1,088	21,741
Receivable from reinsurers on unpaid losses and loss adjustment expenses	(8,794)	11,171	58,755
Prepaid reinsurance premiums	813	2,374	1,826
Other assets	7,253	2,758	13,685
Reserve for losses and loss adjustment expenses	(96,232)	(126,657)	(180,239)
Unearned premiums	(14,275)	14,021	(32,272)
Reinsurance premiums payable	(4,402)	(15,153)	(705)
Other liabilities	1,718	(59,617)	17,173

Net cash provided by operating activities	139,191	75,409	167,883

Investing Activities
Purchases of:
Fixed maturities available for sale	(840,366)	(930,168)	(737,851)
Equity securities available for sale	(9,675)	(720)	(2,701)
Equity securities trading	(14,312)	(33,156)	(3,976)
Other investments	(5,383)	(292)	(278)
Cash investment in unconsolidated subsidiaries	(35,608)	(2,542)	(25,752)
Proceeds from sale or maturities of:
Fixed maturities available for sale	961,334	808,145	903,575
Equity securities available for sale	9,882	6,362	956
Equity securities trading	36,740	26,072	872
Other investments	1,279	2,180	4,238
Net sales or maturities of short-term investments, excluding unsettled redemptions	27,676	271,043	(212,179)
Cash paid for acquisitions, net of cash received	(215,726)	(124,509)	—
Redemption of business owned life insurance	16,136	—	—
Unsettled security transactions, net	48,599	5,345	(18,111)
Other	(2,923)	(6,917)	(3,470)

Net cash provided by (used by) investing activities	(22,347)	20,843	(94,677)

Financing Activities
Repayment of long-term debt	(303)	(7,000)	(18,366)
Repurchase of common stock	(106,346)	(52,045)	(87,561)
Book overdraft	—	—	5,807
Excess tax benefit from share-based payment arrangements	1,847	237	189
Other	(1,833)	(261)	(90)

Net cash provided by (used by) financing activities	(106,635)	(59,069)	(100,021)

Increase (decrease) in cash and cash equivalents	10,209	37,183	(26,815)
Cash and cash equivalents at beginning of period	40,642	3,459	30,274

Cash and cash equivalents at end of period	$50,851	$40,642	$3,459

(continued)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2010	2009	2008

Supplemental Disclosure of Cash Flow Information
Net cash paid during the year for income taxes	$91,287	$89,915	$48,479

Cash paid during the year for interest	$3,270	$4,277	$6,439

Significant non-cash transactions
Other investments transferred, at fair value, to fixed maturities	$9,923	$—	$—

Common shares issued in acquisition	$—	$5,161	$—

Unsettled redemption of short-term money market investment	$—	$3,090	$9,427

Equity increase due to conversion of debt—see Notes 10 and 11	$—	$—	$112,478

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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
Basis of Presentation
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. Actual results could differ from those estimates.
Accounting Policies
          The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these notes to the consolidated financial statements.
Recognition of Revenues
          Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are generally one year in duration.
          At December 31, 2010 ProAssurance has established allowances for credit losses related to premium and agency receivables as follows:

(in thousands)	Premium Receivables	Agency Receivables*

Allowance for credit losses, December 31, 2009	$1,030	$442
Year ended December 31, 2010:
Estimated credit losses	147	300
Account write offs, net of recoveries	(147)	(414)

Allowance for credit losses, December 31, 2010	$1,030	$328

*	Classified as a part of Other Assets
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
1. Accounting Policies (continued)
          Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as is the case in 2010, 2009 and 2008.
          The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to reinsurance recoveries. Thus, in any given year, ProAssurance may make significant adjustments to gross losses that have little effect on its net losses.
Reinsurance Receivables
          ProAssurance enters into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with the policies issued by ProAssurance. In return, ProAssurance agrees to pay a premium to the reinsurer. ProAssurance purchases reinsurance to provide for greater diversification of business and to allow management to control exposure to potential losses arising from large risks.
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
Investments
Fair Values
          Fair value is determined using an exchange traded price, if available, or market information as provided by independent pricing services. Fair values for securities not actively traded are estimated using exchange traded prices for similar assets, when available, or other multiple observable inputs. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
1. Accounting Policies (continued)
          Multiple observable inputs are not available for certain of our investments, including municipal bonds and corporate debt that are not actively traded, a private annuity, and interests in private investment funds. Management values municipal bonds and corporate debt either using a single non-binding broker quote or pricing models that utilize market based assumptions that have limited observable inputs. Annuities are valued using a discounted cash flow model. Management values interests in private investment funds based on the net asset value of the interest held, as provided by the fund.
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
Investment in Unconsolidated Subsidiaries
          Investments in limited partnerships/liability companies where ProAssurance is deemed to have influence because it holds a greater than minor interest are accounted for using the equity method. Under the equity method, the recorded basis of the investment is adjusted each period for the investor’s pro rata share of the investee’s income or loss. Investments in unconsolidated subsidiaries include tax credit partnerships accounted for using the equity method, whereby ProAssurance’s proportionate share of income or loss is included in investment income. Tax credits received from the partnerships are recognized in the period received as a reduction to current tax expenses.
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
December 31, 2010
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
          If there is intent to sell the security or if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis, ProAssurance considers a decline in fair value to be an other-than-temporary impairment. Otherwise, ProAssurance considers the following factors in determining whether an investment’s decline is other-than-temporary:
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
            For debt securities, an evaluation is made as to whether the decline in fair value is due to credit loss, which is defined as the excess of the current amortized cost basis of the security over the present value of expected future cash flows. Methodologies used to estimate the present value of expected cash flows to determine if a decline is due to a credit loss are:
–	For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers the following in projecting recovery values and recover time frames:
–	third party research and credit rating reports;

–	the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date;

–	internal assessments and the assessments of external portfolio managers regarding specific circumstances surrounding an investment, which indicate the investment is more or less likely to recover its amortized cost than other investments with a similar structure;

–	failure of the issuer of the security to make scheduled interest or principal payments;
–	For structured securities (primarily asset-backed securities), ProAssurance estimates the present value of the security’s cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). ProAssurance incorporates six month averages of the levels of delinquencies, defaults, severities, and prepayments in the securitization, for the parameters applied to the assets underlying the securitization in determining the net present value of the cash flows.
          Investments in private investment funds are evaluated for impairment by comparing ProAssurance’s carrying value to net asset value (NAV) of ProAssurance’s interest in the fund as reported by the fund manager. Additionally, Management considers the performance of the fund relative to the market, the stated objectives of the fund, and cash flows expected from the fund and fund audit reports, if available.
          Tax credit partnership investments are evaluated for OTTI by comparing cash flow projections of future operating results of the underlying projects generating the tax credits to the recorded value of the investment, taking into consideration ProAssurance’s ability to utilize the tax credits from the investments.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
1. Accounting Policies (continued)
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
          Asset-backed securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method. Under the effective yield method estimates of cash flows expected over the life of asset-backed securities are then used to recognize income on the investment balance for subsequent accounting periods.
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
          Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, deferred policy acquisition costs, unrealized investment gains (losses), investment impairments

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
1. Accounting Policies (continued)
and intangibles. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
          Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.
Real Estate
          Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate consists of properties primarily in use as corporate offices, but also includes land and a building held for sale. Properties held for sale have a combined carrying value of approximately $4.2 million. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income and real estate expenses are included in underwriting, policy acquisition and operating expenses.
          Real estate accumulated depreciation is approximately $17.2 million and $15.9 million at December 31, 2010 and 2009, respectively. Real estate depreciation expense for the three years ended December 31, 2010, 2009 and 2008 is $1.4 million, $1.2 million and $1.0 million, respectively.
Amortizable Intangible Assets
          Intangible assets with definite lives are amortized over the estimated useful life of the asset. Intangible assets with an indefinite life are not amortized. Intangible assets are evaluated for impairment on an annual basis. Accumulated amortization of intangible assets is $11.2 million and $10.9 million at December 31, 2010 and 2009.
Goodwill
          ProAssurance makes at least an annual assessment as to whether the value of its goodwill assets are impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. Because ProAssurance operates in a single operating segment and all components within the segment are economically similar, ProAssurance is considered a single reporting unit for the purposes of the impairment evaluation. In assessing goodwill, Management estimates the fair value of the reporting unit on the evaluation date based on the Company’s market capitalization and an expected premium that would be paid to acquire control of the Company (a control premium) and performs a sensitivity analysis using a range of historical stock prices and control premiums. Management concluded in 2010, 2009, and 2008 that the fair value of the Company’s reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.
          Goodwill approximated $161.5 million at December 31, 2010 and $122.3 million at December 31, 2009. The increase during 2010 is entirely attributable to acquisitions as described in Note 2.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
1. Accounting Policies (continued)
Treasury Stock
          Treasury shares are reported at cost, and are reflected on the balance sheets as an unallocated reduction of total equity.
Share-Based Payments
          ProAssurance recognizes compensation cost for share-based payments (including stock options, performance shares and restricted share units) using the modified prospective method whereby the methodology for recognizing compensation expense differs depending upon the grant date of each share-based payment award. Compensation cost for awards granted after January 1, 2006 is recognized based on the grant-date fair value of the award over the relevant service period of the award; for awards that vest in increments (graded vesting), compensation cost is recognized over the relevant service period for each separately vested portion of the award. Compensation cost for awards granted prior to January 1, 2006 but not vested on January 1, 2006 is recognized over the remaining service period related to those awards, using the same calculation methodologies, including grant-date fair values, as was used to prepare pro forma disclosures prior to January 1, 2006. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as financing cash inflows.
Subsequent Events
          In connection with its preparation of the Consolidated Financial Statements, ProAssurance has evaluated events that occurred subsequent to December 31, 2010, for recognition or disclosure in its financial statements and notes to the financial statements.
Accounting Changes Adopted
Subsequent Events
          In February 2010 the FASB issued amended guidance on disclosure of subsequent events that was effective immediately. The guidance eliminates the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events. Adoption had no effect on ProAssurance’s results of operations or financial position.
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
December 31, 2010
1. Accounting Policies (continued)
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
Consolidation of Variable Interest Entities
          Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, the FASB revised guidance which changes how a reporting entity determines whether or not to consolidate its interest in an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination of whether a reporting entity is required to consolidate another entity is now based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance also requires the reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ProAssurance adopted the revised guidance on January 1, 2010; adoption had no material effect on ProAssurance’s results of operations or financial position.
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
          The guidance establishes the concept of credit loss. Credit loss is defined as the difference between the present value of the cash flows expected to be collected from a debt security and the amortized cost basis of the security. The new guidance states that “...in instances in which a determination is made that a credit loss exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis” an impairment is to be separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors. The credit loss component of the impairment is to be recognized in income of the current period. The non-credit component is to be recognized as a part of other comprehensive income (OCI). Transition provisions require a cumulative effect adjustment to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income ”...if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.” We adopted the revised guidance on the date it became effective, which for ProAssurance was April 1, 2009. On the date of adoption our debt securities included non-credit impairment losses previously recognized in earnings of approximately $5.4 million. In accordance with the transition provisions of the revised guidance, we reclassified these non-credit losses, net of tax, from retained earnings to accumulated other comprehensive income as of April 1, 2009, the date of adoption (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
1. Accounting Policies (continued)
Business Combinations
          Effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, the FASB issued guidance related to pro forma disclosure information for business combinations. The guidance clarifies that the required pro forma revenue and earnings disclosures should be prepared as if the business combination had occurred at the beginning of the prior annual reporting period. The guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments included in the reported pro forma revenue and earnings. Early adoption is permitted and ProAssurance has adopted the guidance as of December 31, 2010 and has prepared its pro forma business combination disclosures in accordance with the guidance.
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
          During 2010 the FASB issued new guidance, effective for interim or annual reporting periods beginning on or after December 15, 2010, that requires entities to disclose detailed information regarding the credit quality of financing receivables, including credit risk exposures and the allowance for credit losses. ProAssurance has adopted the guidance effective for the annual reporting period ended December 31, 2010.
Accounting Changes Not Yet Adopted
Intangibles-Goodwill and Other
          Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance related to goodwill impairment testing. The revised guidance clarifies that when evaluating goodwill associated with a reporting unit that has a zero or negative carrying value, an initial determination should be made as to whether it is more likely than not that the goodwill is impaired. When impairment is more likely than not, the goodwill is required to be tested for impairment. Adoption of this guidance is not expected to have a material effect on our results of operations or financial position.
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
          Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs associated only with successful contract acquisitions. The portion of internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance should be applied prospectively, but may be applied retrospectively for all prior periods. Adoption of this guidance is not expected to have a material effect on our results of operations or financial position.
2. Acquisitions
          All entities acquired in 2010 and 2009 have been accounted for in accordance with GAAP relating to business combinations and are considered to be a part of ProAssurance’s sole reporting segment, the professional liability segment. No entities were acquired in 2008.
          On November 30, 2010 ProAssurance acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS) as a means of expanding its professional liability business. Total purchase consideration transferred had a fair value of $237 million on the acquisition date, November 30, 2010 and included cash of $233 million and deferred compensation commitments of $4 million. ProAssurance incurred expenses related to the purchase of approximately $2 million during 2010, primarily in the third and fourth quarters. These expenses have been included as a part of operating expenses in the periods incurred.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
2. Acquisitions (continued)
          On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding its professional liability insurance operations. One PICA subsidiary, PACO Assurance Company, Inc. (PACO), is now wholly owned by a ProAssurance intermediate holding company rather than by PICA. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits to eligible policyholders to be redeemed over a three year period beginning in 2010. Total purchase consideration transferred had a fair value of $133.8 million on the acquisition date, April 1, 2009. ProAssurance incurred expenses related to the purchase of approximately $2.5 million during 2009, primarily in the second quarter, and $0.7 million during 2008, primarily in the fourth quarter. These expenses have been included as a part of operating expenses in the periods incurred.
          The purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, as detailed in the schedule below. Goodwill of $39.1 million for the APS acquisition and $36.7 million for the PICA acquisition was recognized equal to the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. None of the goodwill is expected to be tax deductible.

	APS	PICA
	(In thousands)
Fixed maturities, available for sale	$240,948	$218,766
Equity securities, available for sale	—	1,193
Equity securities, trading	10,786	15,628
Cash and short-term investments	26,351	14,114
Other investments	1,698	—
Premiums receivable	12,764	19,426
Receivable from reinsurers on unpaid losses and LAE	5,876	3,987
Intangible assets	38,034	23,200
Goodwill	39,135	36,673
Real estate	—	20,178
Deferred tax assets	6,690	14,235
Other assets	7,799	15,646
Reserve for losses and loss adjustment expenses	(88,101)	(163,616)
Unearned premiums	(26,115)	(41,851)
Long-term debt	—	(16,803)
Deferred tax liabilities	(12,033)	(4,489)
Other liabilities	(26,714)	(22,487)

Fair value of net assets acquired	$237,118	$133,800

          ProAssurance believes that all contractual cash flows related to acquired receivables will be collected. The fair value of net assets acquired includes fair value adjustments to record real estate assets at appraised market values. The fair value of long-term debt and a related interest rate swap were estimated based on the present value of expected future cash flows using average rates for financial instruments with similar credit ratings and payment structures and a litigation reserve valued based on Managements’s assessment of the expected outcomes of pending litigation and a reasonable estimate of losses expected to be incurred. The fair value of reserves for losses and loss adjustment expenses and related reinsurance recoverables were estimated based on the present value of the expected underlying net cash flows, including a profit margin and a risk premium, and were determined to be materially the same as the recorded cost basis acquired.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
2. Acquisitions (continued)
          Intangible assets acquired include the following:

	Estimated Fair Value on Acquisition Date		Estimated
(In millions)	APS	PICA	Useful Life
Date of Acquisition	November 30, 2010	April 1, 2009
Trade names	$—	$2.0	7 years
Renewal rights	$11.0	$5.2	15 years
Agency relationships	$21.0	$—	15 years
Non-compete agreements	$5.4	$0.7	2-4 years
Internally developed software	$—	$1.7	5 years
State license agreements	$0.6	$13.6	Indefinite
          The final purchase price allocation of APS is subject to the completion of the valuation of certain assets and liabilities and will be finalized within one year of the transaction date or sooner. Specifically, Management’s review of APS reserves for losses and loss adjustment expenses and related reinsurance recoverables and deferred tax assets is on-going and is subject to adjustments within the one year measurement period.
          The following table discloses the amount of APS revenues and earnings, from the acquisition on November 30, 2010, that are included in ProAssurance consolidated results for the year ended December 31, 2010. The table also includes supplemental pro forma information reflecting the combined results of ProAssurance and APS as if the acquisition had occurred as of January 1, 2009.

	Actual APS Results
	Included in ProAssurance	Supplemental Pro forma
	Consolidated Results	Combined Results
(In thousands)	2010	2010	2009
Revenue	$6,152	$758,670	$756,052
Earnings	$979	$249,196	$242,757
          The following table discloses the amount of PICA revenues and earnings from the acquisition on April 1, 2009 that are included in ProAssurance consolidated results for the year ended December 31, 2009. The table also includes supplemental pro forma information reflecting the combined results of ProAssurance and PICA as if the acquisition had occurred as of January 1, 2008.

	Actual PICA Results
	Included in ProAssurance	Supplemental Pro forma
	Consolidated Results	Combined Results
(In thousands)	2009	2009	2008
Revenue	$88,152	$697,997	$674,125
Earnings	$5,396	$227,022	$185,662
          Pro forma combined results shown above have been adjusted, net of related tax effects, to reflect the following: 1) for APS, workforce reductions as if the reductions had occurred January 1, 2009, 2) the exclusion of transaction costs, 3) the reversal of the effect of writing off policy acquisition costs as of the acquisition date, 4) the amortization of intangibles recorded as a result of the purchase price allocation and 5) the amortization of the investment purchase adjustments.
          During 2009, ProAssurance also completed acquisitions of a general agency and an insurance company focused on legal professional liability coverages. Neither acquisition was material, individually or in the aggregate. Assets acquired and liabilities assumed were recorded based on estimated fair values as of the dates of the acquisitions. The excess of the purchase price over the fair values of the identifiable net assets acquired was recognized as goodwill totaling $13.4 million for the two acquisitions, approximately $12.3 million of which is expected to be tax deductible. Consideration for these acquisitions included 100,533 of ProAssurance common shares, which were reissued from treasury stock. The shares, which had a cost basis of approximately $5.0 million, were valued at $5.2 million, based on the market value of ProAssurance common shares on the date of closing.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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

Level 1:	quoted (unadjusted) market prices in active markets for identical assets and liabilities. For ProAssurance, Level 1 inputs are generally quotes for debt or equity securities actively traded in exchange or over-the-counter markets.

Level 2:	market data obtained from sources independent of the reporting entity (observable inputs). For ProAssurance, Level 2 inputs generally include quoted prices in markets that are not active, quoted prices for similar assets/liabilities, and results from pricing models that use observable inputs such as interest rates and yield curves that are generally available at commonly quoted intervals.

Level 3:	the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (non-observable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models for which some or all of the inputs are not observable, discounted cash flow methodologies, single non-binding broker quotes and adjustments to externally quoted prices that are based on management judgment or estimation.
          The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
3. Fair Value Measurement (continued)
          Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	December 31, 2010
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
		(In thousands)
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$225,908	$—	$225,908
U.S. Agency obligations	—	68,878	—	68,878
State and municipal bonds	—	1,236,374	7,550	1,243,924
Corporate bonds	—	1,312,035	21,229	1,333,264
Residential mortgage-backed securities	—	567,640	2,198	569,838
Commercial mortgage-backed securities	—	99,386	—	99,386
Other asset-backed securities	—	62,534	22	62,556
Equity securities, available for sale
Financial	392	—	—	392
Energy	257	—	—	257
Consumer cyclical	521	—	—	521
Consumer non-cyclical	656	—	—	656
Technology	768	—	—	768
Industrial	737	—	—	737
Communications	—	—	—	—
All Other	306	—	—	306
Equity securities, trading
Financial	4,317	—	—	4,317
Energy	7,149	—	—	7,149
Consumer cyclical	1,599	—	—	1,599
Consumer non-cyclical	4,534	—	—	4,534
Technology	3,400	—	—	3,400
Industrial	2,403	—	—	2,403
Communications	2,623	—	—	2,623
All Other	11,261	—	—	11,261
Short-term investments (1)	150,344	18,094	—	168,438
Investment in unconsolidated subsidiaries (2)	—	—	25,112	25,112
Other investments (4)	—	—	1,704	1,704

Total assets	$191,267	$3,590,849	$57,815	$3,839,931

Liabilities:
2019 Note Payable	—	—	15,616	15,616
Interest rate swap agreement	—	—	3,658	3,658

Total liabilities	$—	$—	$19,274	$19,274

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
3. Fair Value Measurement (continued)

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$153,544	$—	$153,544
U.S. Agency obligations	—	67,026	—	67,026
State and municipal bonds	—	1,439,154	9,495	1,448,649
Corporate bonds	—	1,049,677	24,335	1,074,012
Residential mortgage-backed securities	—	556,863	—	556,863
Commercial mortgage-backed securities	—	91,627	940	92,567
Other asset-backed securities	—	50,334	—	50,334
Equity securities, available for sale
Financial	488	—	—	488
Energy	182	—	—	182
Consumer cyclical	425	—	—	425
Consumer non-cyclical	638	—	—	638
Technology	780	—	—	780
Industrial	598	—	—	598
Communications	134	—	—	134
All Other	334	—	—	334
Equity securities, trading
Financial	8,831	—	—	8,831
Energy	7,781	—	—	7,781
Consumer cyclical	3,222	—	—	3,222
Consumer non-cyclical	8,889	—	—	8,889
Technology	4,085	—	—	4,085
Industrial	3,560	—	—	3,560
Communications	4,063	—	—	4,063
All Other	3,395	—	—	3,395
Short-term investments (1)	168,060	18,999	—	187,059
Investment in unconsolidated subsidiaries (2)	—	—	48,502	48,502
Other investments (3)	—	—	10,932	10,932

Total assets	$215,465	$3,427,224	$94,204	$3,736,893

Liabilities:
2019 Note Payable	$—	$—	$14,740	$14,740
Interest rate swap agreement	—	—	2,937	2,937

Total liabilities	$—	$—	$17,677	$17,677

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Includes interests in private investment funds that are valued at the net asset value provided by the fund, which approximates fair value. Other equity interests for which the carrying value of the interest does not approximate fair value are excluded.

(3)	Includes beneficially owned asset-backed securities held in a separate interest of a private investment fund, carried at fair value. Investments carried at cost are excluded.

(4)	Includes an annuity valued at fair value. Other investments carried at cost are excluded.
          The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by third party, nationally recognized pricing services. These services use complex methodologies to determine values for securities and subject the values they develop to quality control reviews. The services collect and utilize multiple inputs, although not all inputs are used for every security type or given the same priority in every evaluation. Inputs used include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers. The services also consider credit ratings, where appropriate, including ratings updates and information available in appropriate market research publications. Management reviews service-provided

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
3. Fair Value Measurement (continued)
values for reasonableness by comparing market yields indicated by the supplied value to yields observed in the market place. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and would be adjusted, if necessary. No such adjustments have been necessary in 2010 or 2009.
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
          Mortgage backed securities. Agency pass through securities are valued by a matrix, considering the issuer type, coupon rate and longest cash flows outstanding. The matrix is developed daily based on available market information. Agency and non-agency collateralized mortgage obligations are both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Evaluations of Alt-A and subprime mortgages include a review of collateral performance data, which is generally updated monthly.
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
Notes to Consolidated Financial Statements
December 31, 2010
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
          Corporate debt instruments are valued internally using dealer quotes for similar securities or discounted cash flows models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. Corporate debt instruments include private placement senior notes valued at approximately $9.3 million and $12.0 million at December 31, 2010 and 2009, respectively. The notes are all rated A+ or better and are unconditionally guaranteed by large regional banks. The remaining Level 3 corporate securities are not guaranteed or fully collateralized. Approximately $10.4 million and $10.5 million at December 31, 2010 and 2009, respectively, have an average NRSRO rating of A-. Approximately $1.5 million and $1.8 million at December 31, 2010 and 2009, respectively, do not have an NRSRO rating.
          Asset-backed securities are valued using multiple inputs including multiple broker dealer quotes.
          Annuities are valued internally using a model based on discounted cash flows using yields currently available for similar investments.
          Interests in private investment funds are valued using the net asset value provided by the fund.
          The following table provides additional information regarding investments in private investment funds valued using the net asset value provided by the fund at December 31, 2010:

			Unfunded
	Fair Value		Commitments
	December 31		December 31
	2010	2009	2010
	(In thousands)

Private fund primarily invested in long/short equities (1)	$18,801	$12,943	None
Private fund primarily invested in non-public equities, including other private funds (2)	6,311	5,629	$3,500
Private fund primarily invested in high yield asset-backed securities (3)	—	29,930	None

	$25,112	$48,502

(1)	The fund holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the fund’s annual audit.

(2)	The fund is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine, distressed debt and other private equity-oriented funds. Redemptions are not allowed, except by special permission of the fund. Fund proceeds are to be periodically distributed at the discretion of the fund over an anticipated time frame that spans 3 to 5 years.

(3)	As discussed in Note 4, the fund was liquidated during 2010. Prior to liquidation, the fund consisted primarily of high-yield asset-backed securities.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
3. Fair Value Measurement (continued)
     There were no transfers between Level 1 and Level 2 categories during 2010.
     The following tables present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting. Transfers are as of the end of the period, unless otherwise specified.

	December 31, 2010
	Level 3 Fair Value Measurements - Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total
	(In thousands)
Assets
Balance December 31, 2009	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204

Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	4,650	—	4,650
Realized investment gains (losses)	—	59	—	—	—	(10,698)	(10,639)
Included in other comprehensive income	147	(314)	60	—	—	11,953	11,846
Purchases, sales or settlements	(2,092)	827	1,216	—	(28,040)	1,193	(26,896)
Transfers in	—	1,925	1,004	—	—	—	2,929
Transfers out	—	(5,603)	(1,000)	—	—	(11,676)	(18,279)

Balance December 31, 2010	$7,550	$21,229	$2,220	$—	$25,112	$1,704	$57,815

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$4,650	$(10,698)	$(6,048)

          Transfers between Level 3 categories during 2010 include:
–	At December 31, 2009 Other Investments total included asset-backed securities valued at $1 million that were held in a private investment fund. During 2010 these securities were returned to direct ownership and were reclassified as Asset-backed securities (see Note 4 of the Notes to the Consolidated Financial Statements). Multiple observable inputs were not available for use in valuing the securities at either December 31, 2009 or 2010.
          Transfers from Level 2 to Level 3 during 2010 include:
–	Four corporate bonds having a combined value of $1.9 million. Multiple observable inputs were not available for use in valuing the bonds at December 31, 2010.
          Transfers from Level 3 to Level 2 during 2010 include:
–	Four corporate bonds having a combined value of $5.6 million. Multiple observable inputs were available for use in valuing the securities at December 31, 2010. Such information was not available for valuing the bonds at December 31, 2009.

–	A commercial mortgage-backed security valued at $1 million. Multiple observable inputs were available for use in valuing the security at December 31, 2010.

–	Beneficially owned asset-backed securities held in a private investment fund were 100% categorized as Level 3 at December 31, 2009 because valuations were determined by the fund manager using various methodologies, not all of which were based on multiple observable inputs. During 2010 the fund manager provided additional information regarding the valuation methodologies followed, and securities, having a combined fair value of $10.7 million valued using multiple observable inputs were transferred to the Level 2 category.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
3. Fair Value Measurement (continued)

	December 31, 2009
	Level 3 Fair Value Measurements - Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total
	(In thousands)
Assets
Balance December 31, 2008	$—	$36,472	$1,327	$357	$—	$14,576	$52,732

Total gains (losses), realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	—	—	—
Realized investment gains (losses)	—	(7)	—	(357)	—	(536)	(900)
Included in other comprehensive income	(330)	371	149	—	—	2,516	2,706
Purchases, sales or settlements	(200)	(11,337)	(21)	—	—	(434)	(11,992)
Transfers in	10,025	5,092	—	—	48,502	—	63,619
Transfers out	—	(6,256)	(515)	—	—	(5,190)	(11,961)

Balance December 31, 2009	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$(7)	$—	$(357)	$—	$(536)	$(900)

          Transfers from Level 2 into Level 3 during 2009 include:
–	Corporate bonds having a combined value of $5 million that were valued using multiple observable inputs at December 31, 2008. During 2009 such information was not available, and the bonds were valued using a single broker dealer quote.

–	Municipal bonds totaling $10 million. The bonds were valued using multiple observable inputs at December 31, 2008. Such inputs were unavailable in 2009 and the bonds were valued using a pricing model.

–	Interests in private investment funds accounted for under the equity method valued using the net asset value provided by fund management. The interests were not included in the fair value table at December 31, 2008, but were included effective January 1, 2009 in compliance with GAAP guidance issued in 2009 specifying that such valuation constitutes valuation at fair value.
          Transfers from Level 3 into Level 2 during 2009 include:
–	A private placement bond valued at $4 million that was a new issue during 2008. There was no active market for the security or nearly identical security during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the security.

–	Two corporate bonds, having a combined value of $2.2 million. The bonds were valued using a pricing model prior to December 31, 2009 due to the unavailability of multiple observable inputs. Multiple observable inputs were available at December 31, 2009 for use in valuing the bonds.

–	Asset-backed securities having a value of $0.5 million. There was no active market for the securities during the latter portion of 2008. Market activity increased in 2009, which provided multiple observable inputs that could be used to value the securities.

–	FHLB investments of $5.2 million are valued at cost, and, as such have been excluded from the table at December 31, 2009.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
3. Fair Value Measurement (continued)

	December 31, 2010
	Level 3 Fair Value Measurements — Liabilities
		Interest rate
		swap
	2019 Note Payable	agreement	Total
	(In thousands)
Liabilities
Balance December 31, 2009	$14,740	$2,937	$17,677
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	1,181	721	1,902
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	(305)	—	(305)
Transfers in	—	—	—
Transfers out	—	—	—

Balance December 31, 2010	$15,616	$3,658	$19,274

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$1,181	$721	$1,902

	December 31, 2009
	Level 3 Fair Value Measurements — Liabilities
		Interest rate
		swap
	2019 Note Payable	agreement	Total
	(In thousands)
Liabilities
Balance December 31, 2008	$—	$—	$—
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	2,389	(1,753)	636
Included in other comprehensive income	—	—	—
Purchases, sales or settlements	12,351	4,690	17,041
Transfers in	—	—	—
Transfers out	—	—	—

Balance December 31, 2009	$14,740	$2,937	$17,677

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$2,389	$(1,753)	$636

Fair Value Option Elections
          The 2019 Note Payable and a related interest rate swap agreement (the Swap) are measured at fair value on a recurring basis, with changes in the fair value of each liability recorded in net realized gains (losses). ProAssurance assumed both liabilities as part of the PICA acquisition. The fair value option was elected for the 2019 Note Payable because valuation at fair value better reflects the economics of the related liabilities and eliminates the inconsistency that would otherwise result from carrying the 2019 Note Payable on an amortized cost basis and the Swap at fair value.
          The 2019 Note Payable had an outstanding principal balance of $17.4 million at December 31, 2010 and $17.7 million at December 31, 2009.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
4. Investments
          The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities
U.S. Treasury obligations	$219,631	$7,519	$(1,242)	$225,908
U.S. Agency obligations	64,804	4,113	(39)	68,878
State and municipal bonds	1,204,327	44,047	(4,450)	1,243,924
Corporate bonds	1,287,842	52,757	(7,335)	1,333,264
Residential mortgage-backed securities	549,543	25,409	(5,114) *	569,838
Commercial mortgage-backed securities	95,758	3,663	(35)	99,386
Other asset-backed securities	61,314	1,373	(131)	62,556

	3,483,219	138,881	(18,346)	3,603,754
Equity securities	2,438	1,212	(13)	3,637

	$3,485,657	$140,093	$(18,359)	$3,607,391

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities
U.S. Treasury obligations	$149,937	$4,874	$(1,267)	$153,544
U.S. Agency obligations	64,837	2,371	(182)	67,026
State and municipal bonds	1,400,293	51,977	(3,621)	1,448,649
Corporate bonds	1,040,896	38,871	(5,755)	1,074,012
Residential mortgage-backed securities	545,687	22,183	(11,007) *	556,863
Commercial mortgage-backed securities	93,941	1,074	(2,448)	92,567
Other asset-backed securities	48,761	1,749	(176)	50,334

	3,344,352	123,099	(24,456)	3,442,995
Equity securities	2,572	1,028	(21)	3,579

	$3,346,924	$124,127	$(24,477)	$3,446,574

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $4.1 million and $5.6 million at December 31, 2010 and December 31, 2009, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
4. Investments (continued)
     The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

			Due after	Due after
			one year	five years
	Amortized	Due in one	through	through ten	Due after	Total Fair
	Cost	year or less	five years	years	ten years	Value
	(In thousands)
Fixed maturities, available for sale
U.S. Treasury obligations	$219,631	$8,462	$120,599	$93,193	$3,654	$225,908
U.S. Agency obligations	64,804	4,620	44,871	18,431	956	68,878
State and municipal bonds	1,204,327	35,033	298,935	607,309	302,647	1,243,924
Corporate bonds	1,287,842	126,061	707,711	477,781	21,711	1,333,264
Residential mortgage-backed securities	549,543					569,838
Commercial mortgage-backed securities	95,758					99,386
Other asset-backed securities	61,314					62,556

	$3,483,219					$3,603,754

          Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2010.
          At December 31, 2010, ProAssurance has available-for-sale securities with a fair value of $28.7 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $27.2 million that are pledged as collateral security for the 2019 Note Payable (see Note 10.)
Business Owned Life Insurance (BOLI)
          ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $35 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies. ProAssurance reduced its BOLI investment in 2010 by redeeming approximately $16 million of its cash surrender value. This redemption created taxable income triggering an additional tax liability of approximately $1.3 million, which was recognized during 2010.
Other Investments
          ProAssurance has Other Investments comprised of the following:

	2010	2009
	(In millions)
Equity interests in private investment funds, at cost; estimated fair value of $37.2 and $27.0, respectively	$30.7	$29.1
Federal Home Loan Bank (FHLB) capital stock, at cost	5.2	5.2
High yield asset-backed securities, at fair value (amortized cost of $19.4 at December 31, 2009) see below	—	10.9
Other, principally an annuity valued at fair value	2.2	2.1

	$38.1	$47.3

          FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
          At December 31, 2009 ProAssurance, through its ownership of a separate interest in a private investment fund, held a direct beneficial interest in certain high yield asset-backed securities. The investment fund liquidated in July 2010 and distributed the securities to ProAssurance. The distributed securities were classified as available for sale fixed maturities. No gain or loss was recorded related to the distribution; however, Management determined at the time of distribution that the securities would be sold, and recognized impairment losses of $9.5 million related to the securities in 2010.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
4. Investments (continued)
Unconsolidated Subsidiaries
          ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value		Percentage
	December 31,		Ownership
Investment in Unconsolidated Subsidiaries	2010	2009	December 31, 2010
Investment in tax credit partnerships	$60.3	$—	<20%
Other business interests	3.4	—	<50%
Private investment fund-primarily invested in long/short equities	18.8	12.9	<20%
Private investment fund-primarily invested in non-public equities	6.3	5.6	<20%
Private investment fund-primarily invested in high yield asset- backed securities	—	30.0	n/a

	$88.8	$48.5

          Investments in tax credit partnerships are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to fund investors in the form of net operating losses and tax credits. The related properties are principally low income housing properties. The investment balance reflects the entire commitment to the partnership; commitments of approximately $47 million have not been funded as of December 31, 2010.
          Other business interest consists of a non-controlling interest in a development stage limited liability company. The start-up phase is expected to continue for another twelve months.
          The long/short equity fund targets absolute returns using a strategy designed to take advantage of event-driven market opportunities.
          The non-public equity fund holds diversified private equities and is structured to provide capital appreciation.
Investments Held in a Loss Position
          The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2010 and December 31, 2009, including the length of time the investment has been held in a continuous unrealized loss position.

	December 31, 2010
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Fixed maturities, available for sale
U.S. Treasury obligations	$61,127	$(1,242)	$61,127	$(1,242)	$—	$—
U.S. Agency obligations	6,340	(39)	6,340	(39)	—	—
State and municipal bonds	199,079	(4,450)	191,157	(3,893)	7,922	(557)
Corporate bonds	287,418	(7,335)	275,808	(5,695)	11,610	(1,640)
Residential mortgage-backed securities	121,956	(5,114)	105,193	(1,927)	16,763	(3,187)
Commercial mortgage-backed securities	7,507	(35)	6,537	(5)	970	(30)
Other asset-backed securities	11,692	(131)	11,246	(103)	446	(28)

	695,119	(18,346)	657,408	(12,904)	37,711	(5,442)

Equity securities, available for sale	499	(13)	335	(3)	164	(10)

Other investments
Equity interests in private investment funds carried at cost of $19.7 million	$19,298	$(401)	$—	$—	$19,298	$(401)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
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

          As of December 31, 2010, there were 510 debt securities (19% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 309 issuers. The single greatest unrealized loss position is approximately $0.8 million; the second greatest unrealized loss position is approximately $0.6 million. The securities were evaluated for impairment as of December 31, 2010.
          As of December 31, 2009, there were 344 debt securities (14% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 287 issuers.
          Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to the Consolidated Financial Statements.
          At December 31, 2010 fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions. Expected future cash flows from the equity interest carried in a loss position were also evaluated and are expected to equal or exceed the carrying value of the equity interest.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
4. Investments (continued)
Net Investment Income
     Net investment income by investment category is as follows:

	2010	2009	2008

	(In thousands)
Fixed maturities	$146,036	$150,122	$150,085
Equities	797	1,036	1,231
Short-term investment	417	1,209	6,891
Other invested assets	3,145	2,802	2,801
Business owned life insurance	1,617	1,563	1,932

	152,012	156,732	162,940
Investment expenses	(5,632)	(5,787)	(4,556)

Net investment income	$146,380	$150,945	$158,384

Net Realized Investment Gains (Losses)
     Net realized investment gains (losses) are comprised of the following:

	2010	2009(1)	2008

	(In thousands)
Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(1,487)	$(3,393)	$(9,140)
Corporate bonds (2)	—	(3,749)	(25,347)
Equities (3)	—	(494)	(10,564)
Equity interest in a private investment fund	(3,373)	—	(1,969)
High yield asset-backed securities, see discussion below	(9,515)	(536)	—
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(1,474)	199	—

Net impairment losses recognized in earnings	(15,849)	(7,973)	(47,020)
Gross realized gains, available-for-sale securities	30,433	17,217	8,038
Gross realized (losses), available-for-sale securities	(628)	(5,151)	(5,495)
Net realized gains (losses), short-term	200	—	(1,010)
Net realized gains (losses), trading securities	6,630	(956)	(890)
Change in unrealized holding gains (losses), trading securities	(1,542)	10,291	(4,536)
Increase in the fair value of liabilities carried at fair value	(1,902)	(636)	—

Net realized investment gains (losses)	$17,342	$12,792	(50,913)

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings.

(2)	2008 includes $19.5 million related to Lehman.

(3)	2008 includes $9.5 million related to Fannie Mae and Freddie Mac preferred stock.
          ProAssurance recognized an impairment loss of $9.5 million in 2010 related to certain high-yield securities that Management intended to sell, as previously discussed under the sub-header Other Investments.
          ProAssurance recognized an impairment of $3.4 million in 2010 related to an interest in a private investment fund, accounted for on a cost basis. The fund has reported realized losses on the sale of securities, and ProAssurance has reduced the carrying value of its interest in the fund in recognition of its pro rata share of those losses.
          ProAssurance recognized credit-related impairments in earnings of $3.0 million in 2010, including $1.5 million reclassified from OCI, related to residential mortgage-backed securities. Expected future cash flows were less than ProAssurance’s carrying value for these securities; therefore, ProAssurance reduced the carrying value of its interest in these securities and recognized the loss in its 2010 net income.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
4. Investments (continued)
          Net gains (losses) related to fixed maturities in the above table are $24.1 million, $4.5 million, and ($32.0) million during 2010, 2009 and 2008, respectively.
          The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in Other Comprehensive Income.

(In thousands)
Balance January 1, 2010	$2,068
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	69
OTTI has been previously recognized	5,720
Reductions due to:
Securities sold during the period (realized)	—
Securities which will be sold in coming periods	(3,411)
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—

Balance December 31, 2010	$4,446

          Other information regarding sales and purchases of available-for-sale securities:

	(In millions)
	2010	2009	2008

Proceeds from sales (exclusive of maturities and paydowns):
Adjustable rate, short duration fixed maturity securities	$—	$7.0	$148.1
Other available-for-sale securities	718.3	485.6	400.3

Total	$718.3	$492.6	$548.4

Purchases of:
Adjustable rate, short duration fixed maturity securities	$—	$—	$106.7
Other available-for-sale securities	848.3	930.9	633.9

Total	$848.3	$930.9	$740.6

5. Reinsurance
          ProAssurance has various excess of loss, quota share, and cession reinsurance agreements in place. Historically, the professional liability per claim retention level has varied between 90% and 100% of the first $1 million and between 0% and 5% of claims exceeding those levels depending on the coverage year and the state in which business was written. ProAssurance also insures some large professional liability risks that are above the limits of its basic reinsurance treaties. These risks are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.
          The effect of reinsurance on premiums written and earned is as follows (in thousands):

	2010 Premiums		2009 Premiums		2008 Premiums
	Written	Earned	Written	Earned	Written	Earned

Direct	$533,112	$548,897	$553,777	$539,922	$471,510	$503,607
Assumed	93	58	145	90	(28)	(28)
Ceded	(27,798)	(29,848)	(39,879)	(42,469)	(42,475)	(44,301)

Net premiums	$505,407	$519,107	$514,043	$497,543	$429,007	$459,278

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
5. Reinsurance (continued)
          The receivable from reinsurers on unpaid losses and loss adjustment expenses represents Management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. These estimates are based upon Management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements. Given the uncertainty of the ultimate amounts of losses, Management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement, and will thus vary when loss estimates are revised. During the year ended December 31, 2010 and December 31, 2009 ProAssurance reduced premiums ceded by $13.4 million and $6.2 million, respectively, due to changes in Management’s estimates of amount due to reinsurers related to prior accident year loss recoveries.
          Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
          At December 31, $87.9 million of the total amounts due from reinsurers of $181.4 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums) is due from four reinsurers which have an individual balance which exceeds $10 million. Each of these reinsurers has an A. M. Best credit rating of AA or above.
          As of December 31, 2010 ProAssurance has not established an allowance for credit losses related to its reinsurance receivables. During the year ended December 31, 2010 no reinsurance balances were written off for credit reasons.
          At December 31, 2010, all reinsurance recoverables are considered collectible. Reinsurance recoverables totaling approximately $17.0 million are collateralized by letters of credit or funds withheld. At December 31, 2010 no amounts due from individual reinsurers exceed 5% of shareholders’ equity.
          There were no significant reinsurance commutations in 2010 or 2009.
          During 2008, ProAssurance commuted (terminated) various outstanding reinsurance arrangements for approximately $42.7 million in cash. The commutations reduced Receivable from Reinsurers on Paid Losses and Receivable from Reinsurers on Unpaid Losses, combined, by approximately $3.9 million (net of cash received) and reduced Reinsurance Premiums Payable by approximately $0.1 million.
6. Income Taxes
          Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities are as follows:

	2010	2009

	(In thousands)
Deferred tax assets
Unpaid loss discount	$66,485	$71,562
Unearned premium adjustment	21,363	19,971
Loss and credit carryovers	479	360
Compensation related	17,757	12,512
Basis differences—investments	19,072	7,311
Intangibles	3,348	3,550
Other	—	619

Total deferred tax assets	128,504	115,885

Deferred tax liabilities
Deferred acquisition costs	9,548	8,922
Unrealized gains on investments, net	44,533	34,282
Fixed assets	3,128	1,046
Intangibles	13,899	2,829
Other	534	—

Total deferred tax liabilities	71,642	47,079

Net deferred tax assets	$56,862	$68,806

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
6. Income Taxes (continued)
          In evaluating the need for a valuation allowance on deferred tax assets, management determined that assets related to capital losses on investments would be realized through a tax planning strategy of selling investments with built in gains.
          A valuation allowance of $0.9 million that was established in 2009 related to deferred tax assets acquired in the PICA acquisition was released in 2010. Management believes that sufficient sources of taxable income are available to realize the benefit of these deferred tax assets.
          At December 31, 2010 ProAssurance has no available net operating loss (NOL) carryforwards or Alternative Minimum Tax (AMT) credit carryforwards. ProAssurance has an available capital loss carryforward of $1.4 million that is subject to limitation under Internal Revenue Code Section 382. The capital loss carryforward will begin to expire in 2012.
          ProAssurance files income tax returns in the U.S. federal jurisdiction and various states. ProAssurance federal tax returns for the 2005 through 2008 tax years are currently under examination by the Internal Revenue Service. The Company’s Illinois state tax returns for the years 2006 through 2008 are also under examination by the Illinois Department of Revenue. Management is not aware of any findings from these audits that would significantly alter ProAssurance current or deferred tax balances.
          A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2010 is, as follows:

	2010	2009

	(In thousands)
Balance at January 1	$7,156	$3,755
Increases/(decreases) for tax positions taken during the current year	—	3,056
Increases/(decreases) for tax positions taken during the prior years	1,593	—
Interest	335	345

Balance at December 31	$9,084	$7,156

          Unrecognized tax benefits at December 31, 2010, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. ProAssurance’s uncertain tax positions are primarily timing differences related to the recognition of gains (losses) on certain marketable securities and the deductibility of certain bonus compensation. Management believes that uncertain tax positions are likely to decrease by $6.8 million in the next twelve months.
          A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

	2010	2009	2008

	(In thousands)
Computed “expected” tax expense	$116,437	$111,567	$86,935
Tax-exempt income	(15,048)	(16,548)	(17,270)
Tax credits	(1,000)	—	—
Other	690	1,717	996

Total	$101,079	$96,736	$70,661

          Interest and penalties accrued or paid approximated $0.4 million during each of the years ended December 31, 2010 and 2009. The accrued liability for interest and penalties approximated $0.7 million and $0.4 million at December 31, 2010 and 2009, respectively.
7. Deferred Policy Acquisition Costs
          Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
          Amortization of deferred policy acquisition costs is $58.9 million, $49.7 million, and $47.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
8. Reserve for Losses and Loss Adjustment Expenses (continued)
          ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages external actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an external actuary’s certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners (NAIC).
          Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

	2010	2009	2008

	(In thousands)
Balance, beginning of year	$2,422,230	$2,379,468	$2,559,707
Less reinsurance recoverables	262,659	268,356	327,111

Net balance, beginning of year	2,159,571	2,111,112	2,232,596

Net reserves acquired from acquisitions	82,225	163,946	—

Net losses:
Current year	455,105	438,368	396,750
Favorable development of reserves established in prior years, net	(233,990)	(207,300)	(185,251)

Total	221,115	231,068	211,499

Paid related to:
Current year	(34,593)	(67,900)	(20,635)
Prior years	(291,654)	(278,655)	(312,348)

Total paid	(326,247)	(346,555)	(332,983)

Net balance, end of year	2,136,664	2,159,571	2,111,112
Plus reinsurance recoverables	277,436	262,659	268,356

Balance, end of year	$2,414,100	$2,422,230	$2,379,468

          As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2010 and 2009 primarily reflects reductions in the Company’s estimates of claim severity for the 2003 through 2007 accident years. The favorable development recognized in 2008 was primarily due to reductions in estimates of claims severity for the 2004, 2005, and 2006 accident years. Actuarial evaluations of both internal and industry actual claims data in 2010, 2009 and 2008 all indicated that claims severity (i.e., the average size of a claim) is increasing more slowly than was anticipated when the reserves for 2003 through 2007 were initially established.
9. Commitments and Contingencies
          ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. ProAssurance has considered such legal actions in establishing its loss and loss adjustment expense reserves. The outcome of any individual legal action is not presently determinable for a number of reasons. For example, in the event that ProAssurance or its insureds receive adverse verdicts, post-trial motions may result in unfavorable rulings; any appeals that may be undertaken may be unsuccessful; ProAssurance may be unsuccessful in legal efforts to limit the scope of coverage available to its insureds; and ProAssurance may become a party to bad faith litigation over the payment of any judgment above an insured’s policy limits. ProAssurance’s management is of the opinion, based on consultation with legal counsel, that the resolution of these actions will not have a material adverse effect on ProAssurance’s financial position. However, the ultimate cost of resolving these legal actions may differ from the reserves established, and the resulting difference could have a material effect on ProAssurance’s results of operations for the period in which any such action is resolved.
          In 2009 a ProAssurance subsidiary, ProAssurance National Capital Insurance Company (PRA National), after an unsuccessful appeal, paid approximately $20.8 million to settle a judgment entered against PRA National in 2004 in favor of Columbia Hospital for Women Medical Center, Inc. (the CHW Judgment or the Judgement). ProAssurance recognized a liability of $19.5 million related to the Judgment in 2005 as a component

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
9. Commitments and Contingencies (continued)
of the fair value of assets acquired and liabilities assumed in the acquisition of PRA National and accrued post-trial interest thereafter. The payment was a full settlement of the Judgment except with regard to a pending settlement setoff of less than $0.3 million.
          As a result of its acquisition of APS, ProAssurance assumed risk of loss related to some non-claims related legal actions previously asserted against APS subsidiaries. ProAssurance included a liability of $5.6 million related to these actions as a component of the fair value of assets acquired and liabilities assumed in the purchase price allocation. The value of the reserve was based on Management’s assessment of the expected outcome of the actions and a reasonable estimate of losses expected to be incurred.
          ProAssurance has commitments to fund an additional $47 million to tax credit partnerships, primarily in 2011 and 2012.
          ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010.

Operating Leases
(In thousands)
2011	$2,952
2012	1,968
2013	1,843
2014	1,648
Thereafter	6,954

Total minimum lease payments	$15,365

          ProAssurance incurred rent expense of $3.3 million, $3.5 million and $2.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.
10. Long-term Debt
          ProAssurance’s outstanding long-term debt consists of the following:

	2010	2009
	(In thousands)
Trust Preferred Securities due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at December 31, 2010). Estimated fair value at December 31, 2010 is $23.0 million.	$22,992	$22,992

Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at December 31, 2010). Estimated fair value at December 31, 2010 is $12.0 million.	12,000	12,000

Note Payable due February 2019, carried at fair value, principal of $17.4 million and $17.7 million, respectively. Secured by available-for-sale securities having a fair value at December 31, 2010 of approximately $27.2 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	15,616	14,740

Note Payable due February 2012, unsecured, principal of $517,000 net of an unamortized discount of $21,000 at December 31, 2010 and $46,000 at December 31, 2009. Bears interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at December 31, 2010). Estimated fair value at December 31, 2010 is $521,000.	496	471

	$51,104	$50,203

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
10. Long-term Debt (continued)
Trust Preferred Securities due 2034 (TPS)
          The TPS are uncollateralized and do not require maintenance of minimum financial covenants. The TPS mature in 2034, but have been redeemable with notice since May 2009. Payment of interest may be deferred for up to 20 consecutive quarters; however, stockholder dividends cannot be paid during any extended interest payment period or at any time the debentures are in default.
          The TPS were issued in 2004 by a trust (the Trust) formed by ProAssurance for the purpose of issuing the TPS and using the proceeds thereof, together with the equity proceeds received from ProAssurance in the initial formation of the Trusts, to purchase variable rate subordinated debentures (the TPS Debentures) issued by ProAssurance. ProAssurance owns all voting securities of the Trust. The Trust uses the interest and principal from the TPS Debentures to meet the obligations of the TPS.
          ProAssurance has guaranteed that amounts paid to the Trust pursuant to its TPS Debentures will be remitted to the holders of the TPS. These guarantees, when taken together with the obligations of ProAssurance under the TPS Debentures (including obligations to pay related trust costs, fees, expenses, debt and obligations of the Trust other than with respect to the TPS ), the Indentures pursuant to which the TPS debentures were issued, and the related trust agreement provide a full and unconditional guarantee of amounts due on the TPS.
Surplus Notes Due 2034 (the Surplus Notes)
          The Surplus Notes are the unsecured obligations of ProAssurance Wisconsin Insurance Company (PRA Wisconsin), a ProAssurance subsidiary, and are subordinated and junior in the right of payment to all senior claims and senior indebtedness of PRA Wisconsin. The Surplus Notes, with proper notice, may be fully or partially redeemed prior to maturity.
          The Surplus Notes converted from a fixed rate of 7.7% to a variable rate based on LIBOR in May 2009. Each payment of interest and principal, including redemption, may be made only with the prior approval of the Office of the Commissioner of Insurance of the State of Wisconsin and only to the extent PRA Wisconsin has sufficient surplus to make such payment.
2019 Note Payable and related Interest Rate Swap
          The 2019 Note Payable was assumed in ProAssurance’s acquisition of PICA and is a secured obligation of PICA. Principal and interest payable are paid monthly with the principal amortizing over the life of the loan. PICA is required to maintain collateral security for the loan in an amount at least equal to the outstanding principal balance. In accordance with GAAP, the 2019 Note Payable was recorded at its fair value on the PICA acquisition date, April 1, 2009. Additionally, ProAssurance elected to account for the 2019 Note Payable at fair value on a recurring basis and, accordingly, no accretion of the fair value purchase adjustment is being recorded.
          Future maturities of the 2019 Note Payable as of December 31, 2010 are as follows:

2011	2012	2013	2014	2015	Thereafter

$324,600	$344,000	$370,900	$397,400	$424,900	$15,574,400
The terms of the 2019 Note Payable specify covenants that must be met by PICA. The covenants, which have been met for 2010 and 2009, are of the nature routinely associated with loans of this type and include:
–	a requirement that PICA maintain a debt service coverage ratio of 1:1, measured annually. The ratio is computed as net income (as defined by GAAP) plus depreciation, interest, amortization and income taxes divided by aggregate principal and interest payments on all of PICA’s debt.

–	a requirement that PICA maintain an A.M. Best insurance rating of B++ “Good” or better.

–	a restriction on the sale, lease or transfer of a substantial, material portion of PICA’s assets without the approval of the bank
          PICA is party to an interest rate swap agreement (the Swap) with the 2019 Note Payable issuing bank, the purpose of which is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The Swap fixes the interest rate related to the Note Payable at 6.6% until February 1, 2019. The notional amount of the swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and the LIBOR variable rate by reference to the notional principal amount. The liability associated with the Swap measured at fair value on a recurring basis which approximates $3.7 million at December 31, 2010 and $2.9 million at December 31, 2009. The Swap liability is classified as a part of other liabilities.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
10. Long-term Debt (continued)
Note Payable due February 2012 (the 2012 Note)
          The 2012 Note was issued by ProAssurance Casualty Company, a subsidiary of ProAssurance, in connection with the acquisition of Georgia Lawyers. The 2012 Note may be repaid, plus interest, before maturity without penalty or fee.
Subordination
          As previously discussed, the Surplus Notes, the 2019 Note Payable and the 2012 Note are each individually obligations of a single ProAssurance subsidiary. The notes have not been guaranteed by ProAssurance or its other subsidiaries, and each note is effectively subordinated to the indebtedness and other liabilities, including insurance policy-related liabilities, of ProAssurance and its other subsidiaries.
Credit Facility
          ProAssurance’s PICA subsidiary had a revolving credit facility with a bank in the amount of $3.0 million which expired on August 1, 2010, and was not renewed.
Debt Extinguished
          As a part of the PICA acquisition, ProAssurance assumed liability for PICA’s Surplus Notes due May 2033 (the 2033 Surplus Notes) which had an outstanding principal balance of $7.0 million. ProAssurance redeemed the 2033 Surplus Notes at par, for cash, in August 2009. Because the 2033 Surplus Notes were valued at fair value on the date of acquisition but were redeemed at par, ProAssurance incurred a pre-tax loss of approximately $2.8 million ($1.8 million, net of tax) related to the redemption.
          In December 2008, ProAssurance reacquired TPS having a face value of $23 million for cash of approximately $18.4 million and recognized a $4.6 million gain on the extinguishment of the debt.
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
11. Shareholders’ Equity
          At December 31, 2010 and December 31, 2009, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
          At December 31, 2010 approximately 1.6 million of ProAssurance’s authorized common shares are reserved by the Board of Directors of ProAssurance for award or issuance under incentive compensation plans as described in Note 12. Additionally, at December 31, 2010 approximately 0.9 million of ProAssurance’s authorized common shares are reserved by the Board of Directors of ProAssurance for the issuance of outstanding restricted share and performance share units and for the exercise of outstanding stock options.
          In November 2010, the Board increased its prior authorizations for the repurchase of common shares or the retirement of outstanding debt by $200 million. As of December 31, 2010, authorizations totaling $209.0 million remain available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
          ProAssurance used approximately $7.0 million and $18.4 million of the authorization to redeem debt during the years ended December 31, 2009 and 2008, respectively (see Note 10).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
11. Shareholders’ Equity (continued)
          ProAssurance repurchased approximately 1.9 million, 1.1 million, and 1.8 million common shares, having a total cost of $106.3 million, $52.0 million, and $87.6 million during the years ended December 31, 2010, 2009, and 2008, respectively. In July 2008 approximately 2.12 million treasury shares and 450,000 newly issued common shares were used to complete the conversion of ProAssurance’s Convertible Debentures. The conversion of the debt increased Stockholders’ Equity by $112.5 million, consisting of the carrying amount of the Convertible Debentures (principal of $107.6 million, less the unamortized portion of related loan discounts and costs of $1.8 million) and a $6.7 million tax benefit from the reversal of interest-related deferred tax liabilities. No gain or loss was recognized on the conversion.
          For all periods presented, other comprehensive income is comprised of unrealized gains and losses, including non-credit impairment losses, (net of tax) arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities recognized in current period net income. Accumulated other comprehensive income is comprised entirely of unrealized gains and losses from available for sale securities, net of tax.
          Reclassification adjustments related to available-for-sale securities for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(In thousands)
Net realized investment gains (losses) included in the calculation of net income	$11,815	$3,704	$(44,485)
Tax effect (at 35%)	(4,135)	(1,296)	15,570

Net realized investment gains (losses) reclassified from other comprehensive income	$7,680	$2,408	$(28,915)

          As of April 1, 2009, in conjunction with adoption of new GAAP guidance regarding impairment of debt securities, ProAssurance reclassified previously recognized non-credit impairment losses, net of tax, from retained earnings to accumulated comprehensive income (a $3.5 million increase to retained earnings; a $3.5 million decrease to accumulated other comprehensive income).
12. Stock Options and Share-Based Payments
          Share-based compensation costs are primarily classified as underwriting, policy acquisition and operating expenses.
          Since the beginning of 2009, ProAssurance has provided share-based compensation to employees under the ProAssurance Corporation 2008 Equity Incentive Plan. Previously, compensation was provided under the ProAssurance Corporation 2004 Equity Incentive Plan (2005 to 2008) and the ProAssurance Corporation Incentive Compensation Stock Plan (prior to 2005). The Compensation Committee of the Board of Directors is responsible for the administration of all three plans.
          ProAssurance has provided share-based compensation to employees through a combination of restricted share units, performance share units and stock option awards. The following table provides a summary by award type of compensation expense and related tax benefit recognized during each period, and compensation cost that will be charged to expense in future periods.

	Share-Based
	Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2010
					Remaining
	2010	2009	2008	Amount	Recognition Period
		(in millions)		(in millions)	(weighted average years)
Restricted shares	$0.7	$0.6	$—	$1.5	1.9
Performance shares	5.0	4.4	4.7	5.1	1.7
Stock options	0.4	1.2	3.1	0.2	1.5

	$6.1	$6.2	$7.8	$6.8

Tax benefit recognized	$2.1	$2.2	$2.6

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
12. Stock Options and Share-Based Payments (continued)
          All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award.
Stock Options
          ProAssurance’s stock options generally vest in five equal installments, the first installment occurring six months after the grant date and the other installments occurring annually thereafter. All options are granted with an exercise price equal to the market price of ProAssurance’s common shares on the date of grant, and an original term of ten years. ProAssurance option agreements permit cashless exercise whereby the exercise price and required tax withholdings are allowed to be satisfied by the retention of shares that would otherwise be deliverable to the option holder. ProAssurance issues new shares for options exercised.
          Activity for stock options during 2010, 2009 and 2008 is summarized below.

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	960,750	$42.66	1,013,658	$42.49	973,155	$40.55
Granted	—	—	—	—	132,500	54.28
Exercised	(284,500)	34.21	(34,131)	32.23	(68,470)	34.33
Forfeited or expired	—	—	(18,777)	53.48	(23,527)	52.76

Outstanding at end of year	676,250	$46.21	960,750	42.66	1,013,658	42.48

Exercisable at end of year	595,100	$45.25	803,750	40.66	725,458	39.32

Outstanding at end of year, vested or expected to vest	674,924	$46.20	957,060	$42.62	999,044	$42.36

          The aggregate grant date fair value of options vested during the years ended December 31, 2010, 2009 and 2008 is $1.3 million, $2.2 million and $11.8 million, respectively. The aggregate intrinsic value of options exercised during 2010, 2009 and 2008 is $7.7 million, $0.7 million and $1.4 million, respectively.
          Additional information regarding ProAssurance options as of December 31, 2010:

	Aggregate Intrinsic	Weighted Average
	Value	Remaining Contractual Term
	(In millions)	(In years)
Options outstanding	$10.4	5.3
Options outstanding, vested or expected to vest	10.4	5.2
Options exercisable	9.7	5.0
          There were no cash proceeds from options exercised during the years ended December 31, 2010, 2009 or 2008.
          No stock options were granted during 2010 or 2009. In 2008 ProAssurance granted 132,500 options having a weighted average grant date fair value of $16.49 per share, measured using the Black-Scholes option pricing model. Assumptions used in the model included a risk-free interest rate of 3.1%, expected volatility of 0.23, a dividend yield of 0.0%, and an expected average term of 6 years. The risk-free interest rate was based on the rates for a U.S. Treasury instrument with a term similar to that of the option grant. Volatility was based on the historical volatility of ProAssurance’s common shares for the six-year period prior to the grant date. The dividend yield was assumed to be zero since ProAssurance has historically not paid dividends. Due to ProAssurance’s limited history of employee exercise behavior, the expected average term was estimated as the mid-point between the vesting date

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
12. Stock Options and Share-Based Payments (continued)
and the end of the contractual term of the option, as provided for by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107.
Restricted Share Units
          ProAssurance first awarded restricted share units in 2009. In general, restricted share units vest at the end of a three year vesting period based upon a continued service requirement. Upon vesting, a portion of each award sufficient to satisfy the employee’s required tax withholdings will be paid to the employee in cash and the remainder of the award will be paid in shares.
          Activity for restricted share units during 2010 and 2009 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2010		2009
		Weighted		Weighted
		Average		Average Grant
	Restricted	Grant Date	Restricted	Date Fair
	Stock	Fair Value	Stock	Value

Beginning non-vested restricted stock	28,815	$47.70	—	$—
Granted	28,355	53.32	28,815	47.70
Forfeited	(200)	47.70	—	—
Vested and released	—	—	—	—

Ending non-vested restricted stock	56,970	50.50	28,815	47.70

          The aggregate grant date fair value of restricted share units awarded totaled $1.5 million in 2010 and $1.4 million in 2009.
Performance Shares
          Performance share awards have been issued to two groups of employees: PRA executive officers and other managers. The awards 100% vest at the end of a three year period if the service requirements are met and minimum performance goals are achieved. If minimum performance goals are achieved, the payment of awards can vary from 75% to 125% of set targets depending upon the degree to which the performance goals are achieved. Upon vesting, a portion of each award sufficient to satisfy the employee’s required tax withholdings will be paid to the employee in cash and the remainder of the award will be paid in shares.
          Performance share activity for 2010, 2009 and 2008 is summarized below. The table reflects target awards and does not include potential increases or decreases that may ultimately be due to award recipients based on the actual achievement of performance objectives. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Performance	Grant Date	Performance	Grant Date	Performance	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Beginning non-vested performance shares	212,291	$51.17	201,950	$52.46	130,464	$51.44
Granted — target	95,415	53.32	71,135	47.70	73,486	54.28
Forfeited	(2,600)	53.76	(1,600)	52.88	(2,000)	52.60
Vested and released	(71,670)	51.41	(59,194)	51.37	—	—

Ending non-vested performance shares	233,436	51.94	212,291	51.17	201,950	52.46

          The aggregate grant date fair value of target performance share units granted in 2010, 2009 and 2008 totaled $5.1 million, $3.4 million and $4.0 million, respectively. ProAssurance issued approximately 52,000 shares to employees in 2010 related to performance share units granted in

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
12. Stock Options and Share-Based Payments (continued)
2007. ProAssurance issued approximately 44,000 shares to employees in 2009 related to performance share units granted in 2006. The aggregate intrinsic value of vested performance share units paid to employees in 2010 and 2009 (including cash tax withholdings) totaled $4.9 million and $3.5 million, respectively. The awards were issued at the maximum level (125% of the target) based on performance levels achieved. No performance share units were eligible for vesting in 2008.
Bonus Compensation
          ProAssurance, with the approval of the Compensation Committee of the Board, issued common shares to employees as bonus compensation as follows: 2010 — 40,000; 2009 — 37,000; 2008 — 60,000. The shares issued were valued at fair value on the award date, which is considered to be the market price of a ProAssurance common share.
13. Variable Interest Entities
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
          The entities consist of 1) private investment funds formed for the purpose of achieving diversified equity and debt returns, 2) private investment funds formed to provide investment returns through the transfer of tax credits (principally federal or state tax credits related to federal low-income housing) and 3) a limited liability interest in a development stage business operation. In those instances where ProAssurance holds a minor interest in the entity, ProAssurance accounts for its interest on a cost basis. Cost basis investments are included in Other Investments and have a carrying value of $31.2 million and $31.1 million at December 31, 2010 and December 31, 2009, respectively. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $88.8 million at December 31, 2010 and $48.5 million at December 31, 2009.
          At December 31, 2009 ProAssurance held a direct and beneficial interest in certain high yield asset-backed bonds contributed to an investment fund created for the purpose of managing such investments. Under GAAP, this interest was considered to represent an interest in a separate VIE (commonly referred to as a silo), of which ProAssurance was the primary beneficiary. ProAssurance therefore consolidated its interest in these securities. The securities were included in Other Investments at fair value ($10.9 million at December 31, 2009). The fund liquidated in 2010, see Note 4 of the Notes to the Consolidated Financial Statements for additional information.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
14. Earnings Per Share
          The following table provides detailed information regarding the calculation of basic and diluted earnings per share for each period presented:

	2010	2009	2008
	(In thousands, except per share data)
Basic earnings per share calculation:
Numerator:
Net income	$231,598	$222,026	$177,725

Denominator:
Weighted average number of common shares outstanding	31,788	32,848	32,750

Basic earnings per share	$7.29	$6.76	$5.43

Diluted earnings per share calculation:
Numerator:
Net income	$231,598	$222,026	$177,725
Effect of assumed conversion of contingently convertible debt instruments	—	—	1,484

Net income—diluted computation	$231,598	$222,026	$179,209

Denominator:
Weighted average number of common shares outstanding	31,788	32,848	32,750
Assumed exercise of dilutive stock options and issuance of performance shares and restricted stock units	388	302	319
Assumed conversion of contingently convertible debt Instruments	—	—	1,293

Diluted weighted average equivalent shares	32,176	33,150	34,362

Diluted earnings per share	$7.20	$6.70	$5.22

          Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. During the years ended December 31, 2010, 2009, and 2008, the average number of options not considered to be dilutive approximated 58,000 in 2010, 423,000 in 2009, and 389,000 in 2008.
15. Benefit Plans
          ProAssurance currently maintains a defined contribution savings and retirement plan that is intended to provide retirement income to eligible employees. The plan provides for employer contributions to the plan of between 5% and 10% of salary for qualified employees. APS and PICA maintained similar plans which were assumed by ProAssurance as a part of the acquisitions of APS and PICA. The PICA plan was merged into the ProAssurance plan in 2010 and the APS plan will be merged into the ProAssurance plan in 2011. ProAssurance incurred expense related to the savings and retirement plans of $6.1 million, $4.5 million and $3.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.
          ProAssurance also maintains a non-qualified deferred compensation plan (the ProAssurance Plan) that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan of $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
          ProAssurance has deferred compensation liabilities totaling $13.5 million at December 31, 2010 and $6.6 million at December 31, 2009. The liabilities include amounts due under the ProAssurance Plan, amounts due under individual agreements with current employees or former employees of acquired entities, and amounts due under a currently inactive non-qualified plan.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
16. Statutory Accounting and Dividend Restrictions
          ProAssurance’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon statutory accounting practices prescribed or permitted by regulatory authorities. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes.
          The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2010 statutory capital for each of ProAssurance’s insurance subsidiaries was sufficient to satisfy regulatory requirements. The table includes the statutory earnings of APS and PICA for the statutory annual period of the year of acquisition and thereafter (see Note 2). Consolidated net income, on a GAAP basis, includes the earnings of APS and PICA only for the periods following acquisition (November 2010 and April 2009, respectively).

Statutory Net Earnings			Statutory Surplus
2010	2009	2008	2010	2009
(In millions)
$261	$239	$191	$1,392	$1,265
          ProAssurance’s insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $248 million during 2011 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010
17. Quarterly Results of Operations (unaudited)
          The following is a summary of unaudited quarterly results of operations for 2010 and 2009:

	2010
	1st	2nd	3rd	4th
	(In thousands, except per share data)
Net premiums earned	$123,427	$125,398	$130,300	$139,982
Net losses and loss adjustment expenses:
Current year	103,701	106,024	113,220	132,160
Prior year	(25,000)	(37,500)	(33,409)	(138,081)
Net income	38,112	40,381	51,052	102,053
Basic earnings per share	1.17	1.25	1.61	3.32
Diluted earnings per share	1.16	1.23	1.59	3.28

	2009
	1st	2nd	3rd	4th
	(In thousands, except per share data)
Net premiums earned	$103,891	$127,744	$131,956	$133,952
Net losses and loss adjustment expenses:
Current year	87,617	104,025	112,066	134,659
Prior year	(18,500)	(37,000)	(42,500)	(109,300)
Net income	28,366	53,881	55,201	84,577
Basic earnings per share	0.85	1.64	1.69	2.61
Diluted earnings per share	0.84	1.62	1.67	2.58
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share.

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
December 31, 2010

			Amount
			Which is
	Recorded		Presented
	Cost	Fair	in the
Type of Investment	Basis	Value	Balance Sheet
	(In thousands)
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$284,436	$294,786	$294,786
States, municipalities and political subdivisions	1,043,850	1,078,446	1,078,446
Foreign Governments	2,418	2,447	2,447
Public utilities	235,770	243,488	243,488
All other corporate bonds	1,271,143	1,315,063	1,315,063
Certificates of deposit	300	300	300
Mortgage-backed securities	645,301	669,224	669,224

Total Fixed Maturities	3,483,218	3,603,754	3,603,754

Equity Securities, available-for-sale
Common Stocks:
Public utilities	107	125	125
Banks, trusts and insurance companies	130	260	260
Industrial, miscellaneous and all other	2,070	3,120	3,120
Non Redeemable Preferred Stock	132	132	132

Total Equity Securities, available-for-sale	2,439	3,637	3,637

Equity Securities, trading
Common Stocks:
Public utilities	5,642	5,778	5,778
Banks, trusts and insurance companies	3,872	4,317	4,317
Industrial, miscellaneous and all other	22,528	27,191	27,191

Total Equity Securities, trading	32,042	37,286	37,286

Other long-term investments	177,316	183,625	177,316
Short-term investments	168,438	168,438	168,438

Total Investments	$3,863,453	$3,996,740	$3,990,431

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
ProAssurance Corporation – Registrant Only
Condensed Balance Sheets

	December 31
	2010	2009
	(In thousands)
Assets
Investment in subsidiaries, at equity	$1,823,761	$1,558,390
Fixed maturities available for sale, at fair value	1,189	82,501
Equity securities, trading, at fair value	10,793	11,751
Short-term investments	24,239	34,269
Investment in unconsolidated subsidiaries	3,407	17,372
Cash and cash equivalents	4,284	11,780
Due from subsidiaries	26,869	19,979
Other assets	10,767	13,784

Total Assets	$1,905,309	$1,749,826

Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$26,454	$22,239
Long-term debt	22,992	22,992

Total Liabilities	49,446	45,231

Shareholders’ Equity:
Common stock	344	342
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,855,519	1,704,253

Total Shareholders’ Equity	1,855,863	1,704,595

Total Liabilities and Shareholders’ Equity	$1,905,309	$1,749,826

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
ProAssurance Corporation – Registrant Only
Condensed Statements of Income

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Revenues:
Investment income including net realized investment gains (losses) of $3,474, $1,487 and ($3,379), respectively	$5,745	$6,047	$(34)
Gain on extinguishment of debt	—	—	4,571
Other income (loss)	357	389	(2,734)

	6,102	6,436	1,803

Expenses:
Interest expense	1,404	2,235	5,815
Other expenses	7,911	8,801	5,157

	9,315	11,036	10,972

Income (loss) before income tax expense (benefit) and equity in net income of subsidiaries	(3,213)	(4,600)	(9,169)
Income tax expense (benefit)	(747)	(840)	(3,325)

Income (loss) before equity in net income of subsidiaries	(2,466)	(3,760)	(5,844)
Equity in net income of subsidiaries	234,064	225,786	183,569

Net income	$231,598	$222,026	$177,725

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
ProAssurance Corporation – Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Cash provided (used) by operating activities	$(6,191)	$(5,755)	$11,915

Investing activities
Purchases of:
Fixed maturities, available for sale	(1,711)	(1,299)	(28,881)
Equity securities, available for sale	—	—	(354)
Equity securities trading	(5,960)	(13,657)	(3,338)
Cash investment in unconsolidated subsidiaries	(5,000)	—	(20,000)
Proceeds from sale or maturities of:
Fixed maturities, available for sale	79,941	34,822	78,961
Equity securities, available for sale	—	410	—
Equity securities trading	29,458	9,122	1,026
Net decrease (increase) in short-term investments	10,251	126,011	(64,717)
Dividends from subsidiaries	232,800	65,712	104,800
Contribution of capital to subsidiaries	(10,000)	(35,000)	(450)
Cash paid for acquisitions, net of cash received	(233,022)	(128,582)	—
Unsettled security transactions, net	—	(401)	(3,600)
Other	1,699	(344)	(8)

	98,456	56,794	63,439

Financing activities
Repurchase of treasury stock	(106,346)	(32,866)	(87,561)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	6,568	6,770	8,023
Excess of tax benefit from share-based payment arrangements	1,847	237	189
Book overdraft	—	—	315
Principal repayment of debt	—	(13,403)	—
Other	(1,830)	—	3

	(99,761)	(39,262)	(79,031)

Increase (decrease) in cash and cash equivalents	(7,496)	11,777	(3,677)
Cash and cash equivalents, beginning of period	11,780	3	3,680

Cash and cash equivalents, end of period	$4,284	$11,780	$3

Significant non-cash transactions:
Extinguishment of debt as a result of Trust Preferred Securities reacquired by wholly owned subsidiaries—See Note 3	$—	$—	$23,403

Equity increase due to conversion of debt—see Notes 10 and 11 of the ProAssurance Consolidated Financial Statements	$—	$—	$112,478

Securities transferred at fair value as dividends from subsidiaries	$—	$155,818	$—

Common shares issued in acquisition	$—	$5,161	$—

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
          The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Parent) consolidated financial statements. At December 31, 2010 and 2009, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
2. Acquisitions/Dispositions
          On November 30, 2010 ProAssurance acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS) for approximately $237.1 million. The acquisition is described in Note 2 to the Consolidated Financial Statements.
          On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits. The acquisition is described in Note 2 to the Consolidated Financial Statements.
3. Long-term Debt
          Outstanding long-term debt, as of December 31, 2010 and December 31, 2009, consisted of the following:

	2010	2009
	(In thousands)
Trust Preferred Securities/Trust Preferred Subordinated Debentures due 2034, unsecured, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at December 31, 2010) (see below)	$22,992	$22,992
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
4. Related Party Transactions
          PRA Parent received dividends from its subsidiaries of $232.8 million, $221.5 million and $104.8 million during the years ended December 31, 2010, 2009 and 2008. PRA Parent contributed capital to its subsidiaries of $10.0 million, $35.0 million and $0.5 million during the years ended December 31, 2010, 2009 and 2008.
5. Income Taxes
          Under terms of PRA Parent’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information

	2010	2009	2008
	(In thousands)
Deferred policy acquisition costs	$27,281	$25,493	$19,505
Reserve for losses and loss adjustment expenses	2,414,100	2,422,230	2,379,468
Unearned premiums	256,050	244,212	185,756
Net premiums earned	519,107	497,543	459,278
Net investment income	146,380	150,945	158,384
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	455,105	438,368	396,750
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(233,990)	(207,300)	(185,251)
Paid losses and loss adjustment expenses, net of reinsurance	326,247	(346,555)	(332,983)
Underwriting, policy acquisition and operating expenses:
Amortization of deferred policy acquisition costs	58,939	49,694	47,339
Other underwriting, policy acquisition and operating expenses	76,041	66,843	53,046
Net premiums written	505,407	514,043	429,007
Note: all amounts above are derived entirely from consolidated property and casualty entities.

ProAssurance Corporation and Subsidiaries
Schedule IV – Reinsurance

	2010	2009	2008
	(In thousands)
Property and Liability(1)
Premiums earned	$548,897	$539,922	$503,607
Premiums ceded	(29,848)	(42,469)	(44,301)
Premiums assumed	58	90	(28)

Net premiums earned	$519,107	$497,543	$459,278

Percentage of amount assumed to net	0.01%	0.02%	(0.01%)

(1)	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit
Number	Description

2	Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule.

2.1	Stock Purchase Agreement dated November 7, 2005, among Motors Insurance Corporation, MEEMIC Insurance Company, MEEMIC Insurance Services Corporation, MEEMIC Holdings, Inc. and ProAssurance Corporation (1)

2.2	Agreement and Plan of Merger, dated as of December 8, 2005, between ProAssurance and PIC Wisconsin, as amended February 14, 2006 (2)

2.3	Plan of Conversion of PICA as filed with the Illinois Director of Insurance on November 13, 2008 (3)

2.4	Stock Purchase Agreement executed by ProAssurance Corporation and PICA dated October 28, 2008 (3)

2.5	Agreement and Plan of Merger by and among ProAssurance Corporation, CA Bridge Corporation and American Physicians Service Group, Inc. dated August 31, 2010 (4)

3.1(a)	Certificate of Incorporation of ProAssurance (5)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (6)

3.2	Third Restatement of the Bylaws of ProAssurance (7)

4	ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness.

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (8) *

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (6) *

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (9) *

10.3(a)	ProAssurance Corporation 2004 Equity Incentive Plan (10) *

10.3(b)	First amendment to 2004 Equity Incentive Plan (11) *

10.4	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (12): *

Edward L. Rand, Jr.
Howard H. Friedman
Jeffrey P. Lisenby
Darryl K. Thomas
Frank B. O’Neil

10.5	Deferred Compensation Plan and Agreement effective as of December 31, 2010, between ProAssurance and Victor T. Adamo *

10.6(a)	Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007 (13) *

10.6(b)	Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008 (12) *

10.7	Consulting Agreement between ProAssurance and William J. Listwan (14) *

10.8	Employment Agreement between ProAssurance and Jerry D. Brant dated as of April 2, 2009 (15) *

10.9	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance *

Victor T. Adamo
Lucian F. Bloodworth
Jerry D. Brant
Robert E. Flowers
Howard H. Friedman
Jeffrey P. Lisenby
William J. Listwan
John J. McMahon
Drayton Nabers
Frank B. O’Neil
Ann F. Putallaz
Edward L. Rand, Jr.
W. Stancil Starnes
Darryl K. Thomas
William H. Woodhams
Wilfred W. Yeargan, Jr.

10.10	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (8) *

10.11	Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008 (12) *

10.12	Amendment and Restatement of Director Deferred Compensation Plan effective January 1, 2008 (12) *

10.13	ProAssurance Corporation 2008 Equity Incentive Plan (16) *

10.14	ProAssurance Corporation 2008 Annual Incentive Compensation Plan (17) *

10.15	ProAssurance Corporation 2011 Employee Stock Ownership Plan *

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

*	Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this report

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 4, 2005 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(2)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-131874) and incorporated by reference pursuant to SEC Rule 12b-32

(3)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(4)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(5)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC)

(6)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(7)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring December 1, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(8)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32

(9)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32

(10)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32

(11)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(12)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(13)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 13, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(14)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(15)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(16)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated by reference pursuant to SEC Rule 12b-32

(17)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32