Form 10-Q
period 2011-03-31
PROASSURANCE CORP
filed 2011-05-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 26, 2011, there were 30,574,504 shares of the registrant’s common stock outstanding.

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
          These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
-	general economic conditions, either nationally or in our market areas, that are different than anticipated;
-	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;
-	the enactment or repeal of tort reforms;
-	formation or dissolution of state-sponsored medical professional liability insurance entities that could remove or add sizable groups of physicians from the private insurance market;

-	the impact of deflation or inflation;

-	changes in the interest rate environment;
-	the effect that changes in laws or government regulations affecting the U.S. economy or financial institutions may have on the U.S. economy and our business;
-	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
-	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;
-	changes in laws or government regulations affecting medical professional liability insurance or the financial community;
-	the effects of changes in the health care delivery system, including but not limited to the Patient Protection and Affordable Care Act;
-	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;
-	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
-	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;

-	loss of independent agents;

-	changes in our organization, compensation and benefit plans;

-	our ability to retain and recruit senior management;

-	our ability to purchase reinsurance and collect recoveries from our reinsurers;

-	assessments from guaranty funds;
-	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;
-	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
-	insurance market conditions may alter the effectiveness of our current business strategy and impact our revenues;
-	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers and employees, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31	December 31
	2011	2010

Assets
Investments
Fixed maturities available for sale, at fair value	$3,635,683	$3,603,754
Equity securities, available for sale, at fair value	152	3,637
Equity securities, trading, at fair value	36,336	37,286
Short-term investments	145,490	168,438
Business owned life insurance	50,948	50,484
Investment in unconsolidated subsidiaries	102,290	88,754
Other investments	36,710	38,078

Total Investments	4,007,609	3,990,431

Cash and cash equivalents	59,504	50,851
Premiums receivable	123,628	120,950
Receivable from reinsurers on paid losses and loss adjustment expenses	4,589	4,582
Receivable from reinsurers on unpaid losses and loss adjustment expenses	280,866	277,436
Prepaid reinsurance premiums	12,657	11,023
Deferred policy acquisition costs	28,109	27,281
Deferred taxes	45,267	56,862
Real estate, net	43,601	43,951
Intangible assets	57,094	60,031
Goodwill	161,453	161,453
Other assets	80,802	70,205

Total Assets	$4,905,179	$4,875,056

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,411,358	$2,414,100
Unearned premiums	275,598	256,050
Reinsurance premiums payable	107,509	111,680

Total Policy Liabilities	2,794,465	2,781,830
Other liabilities	174,925	186,259
Long-term debt, $35,494 and $35,488, at amortized cost, respectively; $15,555 and $15,616 at fair value, respectively	51,049	51,104

Total Liabilities	3,020,439	3,019,193

Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,499,377 and 34,419,383 shares issued, respectively	345	344
Additional paid-in capital	533,124	532,213
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $40,296 and $42,607, respectively	74,833	79,124
Retained earnings	1,475,719	1,428,026

	2,084,021	2,039,707
Treasury shares, at cost, 3,924,970 shares and 3,666,149 shares, respectively	(199,281)	(183,844)

Total Shareholders’ Equity	1,884,740	1,855,863

Total Liabilities and Shareholders’ Equity	$4,905,179	$4,875,056

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2010	$1,855,863	$79,124	$1,428,026	$348,713
Net income	47,693	—	47,693	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(4,291)	(4,291)	—	—
Repurchase of treasury shares	(14,993)	—	—	(14,993)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	(1,269)	—	—	(1,269)
Share-based compensation	1,737	—	—	1,737

Balance at March 31, 2011	$1,884,740	$74,833	$1,475,719	$334,188

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2009	$1,704,595	$59,254	$1,196,428	$448,913
Net income	38,112	—	38,112	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	13,244	13,244	—	—
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	352	—	—	352
Share-based compensation	1,400	—	—	1,400

Balance at March 31, 2010	$1,757,703	$72,498	$1,234,540	$450,665

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31
	2011	2010

Revenues
Gross premiums written	$160,813	$157,178

Net premiums written	$149,883	$145,222

Premiums earned	$141,373	$134,272
Premiums ceded	(9,296)	(10,845)

Net premiums earned	132,077	123,427
Net investment income	36,161	37,628
Equity in earnings (loss) of unconsolidated subsidiaries	(1,364)	2,986
Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(1,837)	(6,305)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income (before taxes)	(568)	972

Net impairment losses recognized in earnings	(2,405)	(5,333)
Other net realized investment gains (losses)	6,529	2,929

Total net realized investment gains (losses)	4,124	(2,404)
Other income	2,587	2,321

Total revenues	173,585	163,958

Expenses
Losses and loss adjustment expenses	77,101	87,908
Reinsurance recoveries	(6,678)	(9,207)

Net losses and loss adjustment expenses	70,423	78,701
Underwriting, policy acquisition and operating expenses	35,709	31,203
Interest expense	795	813

Total expenses	106,927	110,717

Income before income taxes	66,658	53,241

Provision for income taxes
Current expense (benefit)	5,059	8,819
Deferred expense (benefit)	13,906	6,310

Total income tax expense (benefit)	18,965	15,129

Net income	$47,693	$38,112

Earnings per share:
Basic	$1.56	$1.17

Diluted	$1.55	$1.16

Weighted average number of common shares outstanding:
Basic	30,616	32,447

Diluted	30,853	32,764

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2011	2010

Comprehensive income:
Net income	$47,693	$38,112
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(4,291)	13,244

Comprehensive income	$43,402	$51,356

See accompanying notes

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31
(In thousands)	2011	2010

Operating Activities
Net income	$47,693	$38,112
Depreciation and amortization	9,115	6,108
Net realized investment (gains) losses	(4,124)	2,404
Share-based compensation	1,737	1,400
Deferred income taxes	13,906	6,310
Other	(757)	(6,470)
Changes in assets and liabilities, excluding the effects of business combinations:
Premiums receivable	(2,678)	950
Other assets	650	3,565
Reserve for losses and loss adjustment expenses	(2,742)	1,082
Unearned premiums	19,548	23,572
Reinsurance related assets and liabilities	(9,242)	5,083
Other liabilities	(48,245)	(34,340)

Net cash provided by operating activities	24,861	47,776

Investing Activities
Purchases of:
Fixed maturities available for sale	(252,043)	(238,380)
Equity securities trading	(15,750)	(3,933)
Other investments	—	(2,647)
Cash invested in unconsolidated subsidiaries	(15,000)	—
Proceeds from sale or maturities of:
Fixed maturities available for sale	211,573	165,080
Equity securities available for sale	3,589	—
Equity securities trading	18,621	3,322
Other investments	—	603
Net sales or maturities (purchases) of short-term investments, excluding unsettled redemptions	22,948	35,252
Unsettled security transactions, net	39,092	15,487
Cash received (paid) for other assets	(12,227)	(13,176)

Net cash provided (used) by investing activities	803	(38,392)

Financing Activities
Repurchase of treasury shares	(14,993)	—
Other	(2,018)	(1,178)

Net cash provided (used) by financing activities	(17,011)	(1,178)

Increase (decrease) in cash and cash equivalents	8,653	8,206
Cash and cash equivalents at beginning of period	50,851	40,642

Cash and cash equivalents at end of period	$59,504	$48,848

See accompanying notes

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
1. Basis of Presentation
          The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes contained in ProAssurance’s December 31, 2010 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2011, for recognition or disclosure in its financial statements and notes to financial statements.
Reclassifications
          As of March 31, 2011, ProAssurance has reported amortizable and unamortizable intangible assets as one line item, Intangible Assets, on the Balance Sheet. Prior period balances in this report have been reclassified to conform to the 2011 presentation. The reclassification had no effect on income from continuing operations, net income or total assets.
Accounting Changes Not Yet Adopted
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
          Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs associated only with successful contract acquisitions. The portion of internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance should be applied prospectively, but may be applied retrospectively for all prior periods. ProAssurance plans to adopt the guidance beginning January 1, 2012. Adoption of this guidance is not expected to have a material effect on our results of operations or financial position.
Accounting Changes
Intangibles-Goodwill and Other
          Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance related to goodwill impairment testing. The revised guidance clarifies that when evaluating goodwill associated with a reporting unit that has a zero or negative carrying value, an initial determination should be made as to whether it is more likely than not that the goodwill is impaired. When impairment is more likely than not, the goodwill is required to be tested for impairment. ProAssurance adopted the guidance on January 1, 2011. Adoption had no material effect on ProAssurance’s results of operations or financial position.
Fair Value Measurements
          Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance to require additional disclosure about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. ProAssurance adopted the guidance on January 1, 2011; adoption had no effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
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
          The following table discloses the amount of APS revenues and earnings, from the acquisition on November 30, 2010, that are included in ProAssurance’s consolidated results for the three months ended March 31, 2011. The table also includes supplemental pro forma information reflecting the combined results of ProAssurance and APS as if the acquisition had occurred as of January 1, 2010.

	Actual APS Results
	Included in ProAssurance	Supplemental Pro forma
	Consolidated Results	Combined Results
	Three Months Ended	Three Months Ended
	March 31	March 31
(In thousands)	2011	2011	2010
Revenue	$15,872	$173,585	$183,812
Earnings	$4,661	$48,011	$42,052
          Pro forma combined results shown above have been adjusted, net of related tax effects, to reflect the following: 1) workforce reductions as if the reductions had occurred January 1, 2010, 2) the exclusion of transaction costs, 3) the reversal of the effect of writing off policy acquisition costs as of the acquisition date, 4) the amortization of intangibles recorded as a result of the purchase price allocation and 5) the amortization of the investment purchase adjustments.
          For additional information regarding the acquisition, see Note 2 of the Notes to the Consolidated Financial Statements in ProAssurance’s 2010 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
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
          The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
3. Fair Value Measurement (continued)
          Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	March 31, 2011
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$232,963	$—	$232,963
U.S. Agency obligations	—	76,513	—	76,513
State and municipal bonds	—	1,220,240	7,450	1,227,690
Corporate bonds	—	1,321,518	16,880	1,338,398
Residential mortgage-backed securities	—	580,892	—	580,892
Commercial mortgage-backed securities	—	95,498	—	95,498
Other asset-backed securities	—	83,729	—	83,729
Equity securities, available for sale
Financial	20	—	—	20
Energy
Consumer cyclical
Consumer non-cyclical
Technology
Industrial	132	—	—	132
Communications
All Other
Equity securities, trading
Financial	3,324	—	—	3,324
Energy	6,789	—	—	6,789
Consumer cyclical	552	—	—	552
Consumer non-cyclical	1,392	—	—	1,392
Technology	2,145	—	—	2,145
Industrial	924	—	—	924
Communications	1,045	—	—	1,045
Index funds	18,791	—	—	18,791
All Other	1,374	—	—	1,374
Short-term investments (1)	132,267	13,223	—	145,490
Investment in unconsolidated subsidiaries (2)	—	—	25,662	25,662

Total assets	$168,755	$3,624,576	$49,992	$3,843,323

Liabilities:
2019 Note Payable	—	—	15,555	15,555
Interest rate swap agreement	—	—	3,415	3,415

Total liabilities	$—	$—	$18,970	$18,970

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
3. Fair Value Measurement (continued)

	December 31, 2010
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$225,908	$—	$225,908
U.S. Agency obligations	—	68,878	—	68,878
State and municipal bonds	—	1,236,374	7,550	1,243,924
Corporate bonds	—	1,312,035	21,229	1,333,264
Residential mortgage-backed securities	—	567,640	2,198	569,838
Commercial mortgage-backed securities	—	99,386	—	99,386
Other asset-backed securities	—	62,534	22	62,556
Equity securities, available for sale
Financial	392	—	—	392
Energy	257	—	—	257
Consumer cyclical	521	—	—	521
Consumer non-cyclical	656	—	—	656
Technology	768	—	—	768
Industrial	737	—	—	737
Communications	—	—	—	—
All Other	306	—	—	306
Equity securities, trading
Financial	4,317	—	—	4,317
Energy	7,149	—	—	7,149
Consumer cyclical	1,599	—	—	1,599
Consumer non-cyclical	4,534	—	—	4,534
Technology	3,400	—	—	3,400
Industrial	2,403	—	—	2,403
Communications	2,623	—	—	2,623
Index funds	3,568	—	—	3,568
All Other	7,693	—	—	7,693
Short-term investments (1)	150,344	18,094	—	168,438
Investment in unconsolidated subsidiaries (2)	—	—	25,112	25,112

Total assets	$191,267	$3,590,849	$56,111	$3,838,227

Liabilities:
2019 Note Payable	—	—	15,616	15,616
Interest rate swap agreement	—	—	3,658	3,658

Total liabilities	$—	$—	$19,274	$19,274

(1)	Short-term investments are reported at amortized cost, which approximates fair value.

(2)	Includes interests in private investment funds that are valued at the net asset value provided by the fund, which approximates fair value. Other equity interests for which the carrying value of the interest does not approximate fair value are excluded.
          The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by third party, nationally recognized pricing services. These services use complex methodologies to determine values for securities and subject the values they develop to quality control reviews. The services collect and utilize multiple inputs, although not all inputs are used for every security type or given the same priority in every evaluation. Inputs used include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers. The services also consider credit ratings, where appropriate, including ratings updates and information available in appropriate market research publications. Management reviews service-provided values for reasonableness by comparing market yields indicated by the supplied value to yields observed in the market place. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and would be adjusted, if necessary. No such adjustments have been necessary in 2011 or 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
3. Fair Value Measurement (continued)
          Corporate debt instruments are valued internally using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. Corporate debt instruments include private placement senior notes valued at approximately $4.1 million and $9.3 million at March 31, 2011 and December 31, 2010, respectively. The notes are all rated A+ or better at March 31, 2011 and December 31, 2010 and are unconditionally guaranteed by large regional banks. The remaining Level 3 corporate securities are not guaranteed or fully collateralized. Approximately $11.3 million have an average NRSRO rating of A at March 31, 2011, and approximately $10.4 million had an average NRSRO rating of A- at December 31, 2010. Approximately $1.4 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively, do not have an NRSRO rating.
          Asset-backed securities are valued using multiple inputs including multiple broker dealer quotes.
          Interests in private investment funds are valued using the net asset value provided by the fund.
          The following table provides additional information regarding investments in private investment funds valued using the net asset value provided by the fund at March 31, 2011:

			Unfunded
	Fair Value		Commitments
	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2011

Private fund primarily invested in long/short equities (1)	$19,053	$18,801	None
Private fund primarily invested in non-public equities, including other private funds (2)	6,609	6,311	$1,708

	$25,662	$25,112

(1)	The fund holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the fund’s annual audit.

(2)	The fund is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine, distressed debt and other private equity-oriented funds. Redemptions are not allowed, except by special permission of the fund. Fund proceeds are to be periodically distributed at the discretion of the fund over an anticipated time frame that spans 3 to 5 years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
3. Fair Value Measurement (continued)
          The following tables present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting. Transfers are as of the end of the period, unless otherwise specified.

	March 31, 2011
	Level 3 Fair Value Measurements - Assets
	State and		Asset-		Investment in
	Municipal	Corporate	backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Assets
Balance December 31, 2010	$7,550	$21,229	$2,220	$—	$25,112	$—	$56,111
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	550	—	550
Realized investment gains (losses)	—	—	314	—	—	—	314
Included in other comprehensive income	—	(180)	(15)	—	—	—	(195)
Purchases	—	—	—	—	—	—	—
Sales	(100)	(5,195)	(1,921)	—	—	—	(7,216)
Transfers in	—	3,447	—	—	—	—	3,447
Transfers out	—	(2,421)	(598)	—	—	—	(3,019)

Balance March 31, 2011	$7,450	$16,880	$—	$—	$25,662	$—	$49,992

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$550	$—	$550

          There were no transfers between Level 1 and Level 2 categories for the three months ended March 31, 2011.
          Transfers from Level 2 to Level 3 for the three months ended March 31, 2011 include:
-	Two corporate bonds having a combined value of $3.4 million. Multiple observable inputs were not available for use in valuing the bonds at March 31, 2011. Such information was available for valuing the bonds at December 31, 2010.
          Transfers from Level 3 to Level 2 for the three months ended March 31, 2011 include:
-	Five corporate bonds having a combined value of $2.4 million. Multiple observable inputs were available for use in valuing the securities at March 31, 2011. Such information was not available for valuing the bonds at December 31, 2010.
-	Two asset-backed securities valued at $0.6 million. Multiple observable inputs were available for use in valuing the security at March 31, 2011. Such information was not available for valuing the securities at December 31, 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
3. Fair Value Measurement (continued)

	March 31, 2010
	Level 3 Fair Value Measurements - Assets
	State and				Investment in
	Municipal	Corporate	Asset- backed	Equity	Unconsolidated	Other
(In thousands)	Bonds	Bonds	Securities	Securities	Subsidiaries	Investments	Total

Balance December 31, 2009	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204

Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	2,986	—	2,986
Realized investment gains (losses)	—	—	—	—	—	(1,943)	(1,943)
Included in other comprehensive income	195	11	60	—	—	2,385	2,651
Purchases	—	1,060	—	—	—	363	1,423
Sales	(100)	(72)	—	—	—	(603)	(775)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(161)	—	—	—	—	(161)

Balance March 31, 2010	$9,590	$25,173	$1,000	$—	$51,488	$11,134	$98,385

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$2,986	$(1,943)	$1,043

          There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2010.
          There were no transfers from Level 2 to Level 3 for the three months ended March 31, 2010.
          Transfers from Level 3 to Level 2 for the three months ended March 31, 2010 include:
-	Corporate bond valued at $0.2 million. There was no active market for the bond or a nearly identical bond during the prior period. Market activity increased during the first quarter of 2010, which provided multiple observable inputs that could be used to value the bond.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
3. Fair Value Measurement (continued)

	March 31, 2011
	Level 3 Fair Value Measurements - Liabilities
		Interest
		rate swap
(In thousands)	2019 Note Payable	agreement	Total

Liabilities
Balance December 31, 2010	$15,616	$3,658	$19,274
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	19	(243)	(224)
Included in other comprehensive income	—	—	—
Settlements	(80)	—	(80)
Transfers in	—	—	—
Transfers out	—	—	—

Balance March 31, 2011	$15,555	$3,415	$18,970

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$19	$(243)	$(224)

	March 31, 2010
	Level 3 Fair Value Measurements - Liabilities
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

Fair Value Option Elections
          The 2019 Note Payable and a related interest rate swap agreement (the Swap) are measured at fair value on a recurring basis, with changes in the fair value of each liability recorded in net realized gains (losses). ProAssurance assumed both liabilities as part of the PICA acquisition. The fair value option was elected for the 2019 Note Payable and the Swap because valuation at fair value better reflects the economics of the related liabilities and eliminates the inconsistency that would otherwise result from carrying the 2019 Note Payable on an amortized cost basis and the Swap at fair value.
          The 2019 Note Payable had an outstanding principal balance of $17.4 million at March 31, 2011 and $17.7 million at March 31, 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
3. Fair Value Measurement (continued)
Financial Instruments Not Measured At Fair Value
           Financial assets and liabilities which are not measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value

Financial assets:
Other investments	$36,710	$43,981	$38,078	$44,387
Investment in Unconsolidated Subsidiaries	$76,628	$82,473	$63,642	$66,862
BOLI	$50,948	$50,948	$50,484	$50,484
Other assets	$8,367	$8,367	$7,743	$7,743

Financial liabilities:
Trust Preferred Securities	$22,992	$22,992	$22,992	$22,992
Surplus Notes due May 2034	$12,000	$12,000	$12,000	$12,000
Surplus Notes due February 2012	$502	$523	$496	$521
Other liabilities	$22,610	$22,197	$22,367	$21,837
Other investments listed in the table above primarily includes investments in private investment funds, investments in FHLB common stock, and an annuity investment. The fair value of the private investment fund is estimated as the net asset value provided by the underlying fund. The fair value of the FHLB common stock is estimated as the carrying value of the investment as it is the amount we would receive if we cancel our membership; the investment has been determined not to have suffered an OTTI and the membership cannot be sold.. The fair value of the annuity is the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
Investments in Unconsolidated Subsidiaries consist primarily of investments in tax credit partnerships, and an investment in a development stage limited liability company. The fair value of the investments in tax credit partnerships is based on the present value of the cash flows expected to be generated by the partnerships discounted at rates for investments with similar risk structures and repayment periods. The fair value of the interest in the development stage entity is estimated at our initial capital contribution which occurred less than one year ago and represented an arm’s length transaction between market participants.
The fair value of the BOLI is the cash surrender value associated with the policies on the valuation date.
Other assets and other liabilities primarily consist of interests in certain investment funds and liabilities related to funded and unfunded deferred compensation agreements. Included in other liabilities are also certain contractual liabilities associated with business combinations completed in 2009 and 2010. Fair values of the funded deferred compensation assets/liabilities are based on the net asset value of the underlying securities. The fair values of the unfunded deferred compensation liability and the business combination liabilities are based on the present value of the expected cash flows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
The fair value of the long-term debt is the present value of expected underlying cash flows of the debt, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance or, if issued by an insurance subsidiary, the subsidiary issuing the debt.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
4. Investments
          The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$226,380	$8,125	$(1,542)	$232,963
U.S. Agency obligations	72,773	3,856	(116)	76,513
State and municipal bonds	1,190,082	41,864	(4,256)	1,227,690
Corporate bonds	1,296,534	48,904	(7,040)	1,338,398
Residential mortgage-backed securities	559,506	25,176	(3,790)	580,892
Commercial mortgage-backed securities	92,254	3,272	(28)	95,498
Other asset-backed securities	83,036	847	(154)	83,729

	3,520,565	132,044	(16,926)	3,635,683
Equity securities	138	14	—	152

	$3,520,703	$132,058	$(16,926)	$3,635,835

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$219,631	$7,519	$(1,242)	$225,908
U.S. Agency obligations	64,804	4,113	(39)	68,878
State and municipal bonds	1,204,327	44,047	(4,450)	1,243,924
Corporate bonds	1,287,842	52,757	(7,335)	1,333,264
Residential mortgage-backed securities	549,543	25,409	(5,114)*	569,838
Commercial mortgage-backed securities	95,758	3,663	(35)	99,386
Other asset-backed securities	61,314	1,373	(131)	62,556

	3,483,219	138,881	(18,346)	3,603,754
Equity securities	2,438	1,212	(13)	3,637

	$3,485,657	$140,093	$(18,359)	$3,607,391

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $3.6 million at March 31, 2011 and $4.1 million at December 31, 2010.
          The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

	March 31, 2011
			Due after	Due after
			one year	five years
	Amortized	Due in one	through	through ten	Due after	Total Fair
(In thousands)	Cost	year or less	five years	years	ten years	Value

Fixed maturities, available for sale
U.S. Treasury obligations	$226,380	$2,612	$116,309	$110,448	$3,594	$232,963
U.S. Agency obligations	72,773	4,472	42,220	23,401	6,420	76,513
State and municipal bonds	1,190,082	25,162	297,621	604,806	300,101	1,227,690
Corporate bonds	1,296,534	71,261	692,374	541,554	33,209	1,338,398
Residential mortgage-backed securities	559,506					580,892
Commercial mortgage-backed securities	92,254					95,498
Other asset-backed securities	83,036					83,729

	$3,520,565					$3,635,683

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
4. Investments (continued)
          Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2011.
          At March 31, 2011, ProAssurance has available-for-sale securities with a fair value of $28.5 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $28.3 million that are pledged as collateral security for the 2019 Note Payable (see Note 9.)
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
Other Investments
          ProAssurance has Other Investments comprised of the following:

	March 31	December 31
(In millions)	2011	2010

Equity interests in private investment funds, at cost; estimated fair value of $37.1 and $37.5, respectively	$29.8	$31.2
Federal Home Loan Bank (FHLB) capital stock, at cost	5.2	5.2
Other, principally an annuity, at amortized cost	1.7	1.7

	$36.7	$38.1

          FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
Unconsolidated Subsidiaries
          ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value		Percentage
	March 31	December 31	Ownership
(In millions)	2011	2010	March 31, 2011

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	$74.1	$60.3	<20%
Other business interest	2.5	3.4	<50%
Private investment fund-primarily invested in long/short equities	19.1	18.8	<20%
Private investment fund-primarily invested in non-public equities	6.6	6.3	<20%

	$102.3	$88.8

          Investments in tax credit partnerships are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to fund investors in the form of net operating losses and tax credits. The related properties are principally low income housing properties. The $74.1 million carrying value in the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $55 million was not yet funded as of March 31, 2011.
          The other business interest is a non-controlling interest in a development stage limited liability company. The start-up phase is expected to continue through 2011 and into 2012.
          The long/short equity fund targets absolute returns using a strategy designed to take advantage of event-driven market opportunities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
4. Investments (continued)
          The non-public equity fund holds diversified private equities and is structured to provide capital appreciation.
Investments Held in a Loss Position
          The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2011 and December 31, 2010, including the length of time the investment has been held in a continuous unrealized loss position.

	March 31, 2011
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$76,749	$(1,542)	$76,749	$(1,542)	$—	$—
U.S. Agency obligations	13,334	(116)	13,334	(116)	—	—
State and municipal bonds	211,282	(4,256)	203,389	(3,687)	7,893	(569)
Corporate bonds	289,337	(7,040)	285,600	(6,438)	3,737	(602)
Residential mortgage-backed securities	115,467	(3,790)	103,416	(1,673)	12,051	(2,117)
Commercial mortgage-backed securities	10,732	(28)	9,754	(6)	978	(22)
Other asset-backed securities	26,211	(154)	25,771	(133)	440	(21)

	$743,112	$(16,926)	$718,013	$(13,595)	$25,099	$(3,331)

Equity securities, available for sale	$—	$—	$—	$—	$—	$—

Other investments
Equity interests in private investment funds carried at cost of $0.5 million	$347	$(164)	$347	$(164)	$—	$—

	December 31, 2010
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$61,127	$(1,242)	$61,127	$(1,242)	$—	$—
U.S. Agency obligations	6,340	(39)	6,340	(39)	—	—
State and municipal bonds	199,079	(4,450)	191,157	(3,893)	7,922	(557)
Corporate bonds	287,418	(7,335)	275,808	(5,695)	11,610	(1,640)
Residential mortgage-backed securities	121,956	(5,114)	105,193	(1,927)	16,763	(3,187)
Commercial mortgage-backed securities	7,507	(35)	6,537	(5)	970	(30)
Other asset-backed securities	11,692	(131)	11,246	(103)	446	(28)

	$695,119	$(18,346)	$657,408	$(12,904)	$37,711	$(5,442)

Equity securities, available for sale	$499	$(13)	$335	$(3)	$164	$(10)

Other investments
Equity interests in private investment funds carried at cost of $19.7 million	$19,298	$(401)	$—	$—	$19,298	$(401)

          As of March 31, 2011, there were 453 debt securities (17% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 315 issuers. The single greatest unrealized loss position is approximately $0.7 million; the second greatest unrealized loss position is approximately $0.6 million. The securities were evaluated for impairment as of March 31, 2011.
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
          Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
4. Investments (continued)
in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2010 Form 10-K.
          At March 31, 2011 fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions. Expected future cash flows from the equity interest carried in a loss position were also evaluated and are expected to equal or exceed the carrying value of the equity interest.
Net Investment Income
          Net investment income by investment category is as follows:

	Three Months Ended
	March 31
(In thousands)	2011	2010

Fixed maturities	$35,951	$37,696
Equities	230	218
Short-term investment	55	104
Other invested assets	992	551
Business owned life insurance	464	408

	37,692	38,977
Investment expenses	(1,531)	(1,349)

Net investment income	$36,161	$37,628

Net Realized Investment Gains (Losses)
          Net realized investment gains (losses) are comprised of the following:

	Three Months Ended
	March 31
(In thousands)	2011	2010

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(450)	$(23)
Corporate bonds	—	—
Equities	—	—
Equity interest in a private investment fund	(1,387)	(3,373)
High yield asset-backed securities	—	(2,909)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(568)	6
High yield asset-backed securities, beneficially owned	—	966

Net impairment losses recognized in earnings	(2,405)	(5,333)
Gross realized gains, available-for-sale securities	4,628	1,878
Gross realized (losses), available-for-sale securities	(244)	(60)
Net realized gains (losses), short-term	—	238
Net realized gains (losses), trading securities	2,692	808
Change in unrealized holding gains (losses), trading securities	(771)	935
Increase in the fair value of liabilities carried at fair value	224	(870)

Net realized investment gains (losses)	$4,124	$(2,404)

          ProAssurance recognized an impairment of $1.4 million in the first quarter of 2011 related to an interest in a private investment fund, accounted for on a cost basis. The fund has notified ProAssurance of its intention to be sold publicly in the next few months, and the Company has reduced the carrying value of its interest in the fund to reflect the expected market value of the assets.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
4. Investments (continued)
          ProAssurance recognized credit-related impairments in earnings of $1.0 million in 2011, including $568,000 reclassified from OCI, related to residential mortgage-backed securities. Expected future cash flows were less than ProAssurance’s carrying value for these securities; therefore, ProAssurance reduced the carrying value of its interest in these securities and recognized the loss in its 2011 net income.
          Net gains (losses) related to fixed maturities are $2.1 million and $1.8 million during the three months ended March 31, 2011 and March 31, 2010, respectively.
          The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in Other Comprehensive Income.

Three Months
Ended
(In thousands)	March 31, 2011
Balance December 31, 2010	$4,446
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—
OTTI has been previously recognized	888
Reductions due to:
Securities sold during the period (realized)	—
Securities which will be sold in coming periods	—
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—

Balance March 31, 2011	$5,334

          Proceeds from the sales of available-for-sale securities during the three months ended March 31, 2011 and 2010 are $169.5 million and $144.9 million, respectively. Purchases of available-for-sale securities were $252.0 million and $238.4 million during the three months ended March 31, 2011 and 2010, respectively.
5. Income Taxes
          ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period which is used to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt.
ProAssurance files income tax returns in the U.S. federal jurisdiction and various states. The Internal Revenue Service has completed an examination of the Company’s 2005 through 2008 returns (the 2005-2008 exam) and has begun an examination of the 2009 return. The 2005-2008 exam principally resulted in delaying the deductibility of certain bonus compensation which increased taxes due for the 2007 and 2008 tax years but decreased taxes due for the 2009 tax year by an offsetting amount, the effect of which had previously been recorded as an uncertain tax position. The 2005-2008 exam resulted in no adjustment to tax expense (exclusive of interest accruals) and no penalties or fines. Upon finalization of the 2005-2008 exam, uncertain tax positions totaling $8.3 million were deemed effectively settled and were reversed (along with approximately $324,,000 of related accrued interest) in the first quarter of 2011. The Company’s Illinois state tax returns for the years 2006 through 2008 are currently under examination by the Illinois Department of Revenue.
          ProAssurance’s liability for unrecognized tax benefits is $0 at March 31, 2011 and $8.3 million at December 31, 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
6. Deferred Policy Acquisition Costs
          Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
          Amortization of deferred policy acquisition costs are $14.4 million and $14.3 million for the three months ended March 31, 2011 and 2010, respectively.
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
          ProAssurance recognized favorable net loss development of $40.0 million related to previously established reserves for the three months ended March 31, 2011. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2008 accident years.
          For the three months ended March 31, 2010, ProAssurance recognized favorable net loss development of $25.0 million, to reflect reductions in estimated claim severity principally for accident years 2004 through 2008.
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
          As a result of its acquisition of APS, ProAssurance assumed risk of loss related to certain non-claims related legal actions previously asserted against APS subsidiaries. ProAssurance included a liability of $5.2 million related to these actions as a component of the fair value of assets acquired and liabilities assumed in the purchase price allocation. The value of the reserve was based on Management’s assessment of the expected outcome of the actions and a reasonable estimate of losses expected to be incurred.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
8. Commitments and Contingencies (continued)
          ProAssurance has commitments to fund an additional $55 million to tax credit partnerships primarily in 2011 and 2012. ProAssurance also entered into agreements to invest $54 million in certain private equity investment partnerships, to be funded within the next five years as requested by the partnership as partnership investments are increased.
9. Long-term Debt
          ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	March 31	December 31
	2011	2010

Trust Preferred Securities due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.2% at March 31, 2011).	$22,992	$22,992

Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.2% at March 31, 2011).	12,000	12,000

Note Payable due February 2019, carried at fair value, principal of $17.4 million at March 31, 2011 and December 31, 2010. Secured by available-for-sale securities having a fair value at March 31, 2011 of approximately $28.3 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	15,555	15,616

Note Payable due February 2012, unsecured, principal of $517,000 net of an unamortized discount of $15,000 at March 31, 2011 and $21,000 at December 31, 2010. Bears interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at March 31, 2011).	502	496

	$51,049	$51,104

Interest Rate Swap
          ProAssurance, through its PICA subsidiary, is party to an interest rate swap agreement (the Swap) with the issuing bank of the Note Payable due February 2019 (the 2019 Note Payable). The purpose of the Swap is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The Swap fixes the interest rate related to the 2019 Note Payable at 6.6%. The Swap will terminate February 1, 2019. The notional amount of the Swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the Swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The liability associated with the Swap is measured at fair value on a recurring basis which approximates $3.4 million at March 31, 2011 and $3.7 million at December 31, 2010. The Swap liability is classified as a part of other liabilities.
Additional Information
           For additional information regarding the terms of ProAssurance’s outstanding long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2010 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
10. Shareholders’ Equity
          At March 31, 2011 and December 31, 2010, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
          At March 31, 2011 approximately $194.0 million in prior authorizations from the Board for the repurchase of common shares or the retirement of outstanding debt remains available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
          ProAssurance repurchased approximately 252,000 common shares, having a total cost of $15.0 million, during the three months ended March 31, 2011 and also reacquired approximately 7,000 forfeited match shares (cost basis of $444,000) due to the termination of the ProAssurance Corporation Stock Ownership Plan. No common shares were repurchased during the three months ended March 31, 2010.
          Share-based compensation expense is $1.7 million for the three months ended March 31, 2011 and $1.4 million for the three months ended March 31, 2010. Related tax benefits are $608,000 for the three months ended March 31, 2011 and $490,000 for the three months ended March 31, 2010.
          ProAssurance granted approximately 20,000 restricted share units to employees in February 2011. The awards 100% vest three years from the grant date, based on a continued service requirement. The fair value of each unit was estimated at $64.08, equal to the market value of a ProAssurance common share on the date of grant.
          ProAssurance awarded approximately 93,000 (target) performance share units to employees in February 2011. The awards 100% vest at the end of a three-year period if the service requirements are met and minimum performance goals are achieved. If minimum performance goals are achieved, the payment of awards can vary from 75% to 125% of set targets depending upon the degree to which the performance goals are achieved. The fair value of each award was estimated at $64.08, equal to the market value of a ProAssurance common share on the date of grant. ProAssurance issued approximately 52,000 common shares to employees in February 2011 related to performance share awards granted in 2008. The awards were issued at the maximum level (125% of target) based on performance levels achieved. Cash was given in lieu of shares sufficient to satisfy required tax withholdings.
          ProAssurance issued approximately 20,000 and 40,000 common shares to employees in February 2011 and February 2010, respectively, as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
          In late 2010 ProAssurance terminated the ProAssurance Corporation Stock Ownership Plan and established the ProAssurance Corporation 2011 Stock Ownership Plan (the Plan). Under the Plan, eligible employees and directors of ProAssurance and its subsidiaries are given the opportunity to annually contribute up to $5,000 to be used each October for the purchase of ProAssurance common shares. For each share so purchased, ProAssurance will award a matching restricted stock unit to the participant. The restricted stock units will vest at the end of a three-year period subject to a continuous service requirement and be ratably charged to expense over the vesting period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
11. Earnings Per Share
          Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance share awards and restricted stock units have vested.
          Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were considered to be dilutive during the three months ended March 31, 2011. During the three months ended March 31, 2010 approximately 233,000 outstanding options were not considered to be dilutive.
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
          The entities consist of 1) private investment funds formed for the purpose of achieving diversified equity and debt returns, 2) private investment funds formed to provide investment returns through the transfer of tax credits (principally federal or state tax credits related to federal low-income housing) and 3) a limited liability interest in a development stage business operation. In those instances where ProAssurance holds a minor interest in the entity, ProAssurance accounts for its interest on a cost basis. Cost basis investments are included in Other Investments and have a carrying value of $29.8 million and $31.2 million at March 31, 2011 and December 31, 2010, respectively. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $102.3 million at March 31, 2011 and $88.8 million at December 31, 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
13. Subsequent Events
          On April 15, 2011 ProAssurance entered into a revolving credit agreement (the “Agreement”) with five participating lenders that provides an aggregate commitment of $150 million which will expire April 15, 2014. During the term of the Agreement, ProAssurance may borrow up to $150 million. ProAssurance will pay a commitment fee, initially set at 25 basis points, during the term of the Agreement based on the average unused portion of the credit line and ProAssurance’s credit ratings. The interest rate applicable to borrowings under the Agreement will depend upon ProAssurance’s credit ratings at the time funds are borrowed, and on whether the borrowing is secured or unsecured. The Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the Agreement carries the following financial covenants:
(1)	ProAssurance is not permitted to have a leverage ratio of Consolidated Funded Indebtedness to Consolidated Total Capitalization greater than 0.35 to 1.0, determined at the end of each fiscal quarter.
(2)	ProAssurance is required to maintain a minimum net worth of not less than the sum of 75% of consolidated net worth at December 31, 2010, plus 50% of consolidated net income earned each fiscal quarter, if positive, beginning with the quarter ending March 31, 2011, plus 100% of net cash proceeds resulting from the issuance of ProAssurance capital stock.
          Funds borrowed under the terms of the Revolving Credit Agreement will be used for general corporate purposes, including, but not limited to, use as short-term working capital, funding for share repurchases as authorized by the Board, and for support of other activities we enter into in the normal course of business. To date, ProAssurance has not borrowed any funds under the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as our 2010 Form 10-K. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to ProAssurance, “PRA,” “Company,” “we,” “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
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

          Any adjustments resulting from our review process are reflected in the then-current operations. Due to the size of our reserve for losses, even a small percentage adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made, as was the case in 2010 and has been thus far in 2011.
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
          We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2011 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
          We record a substantial portion of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies is as follows:

	Distribution by
	GAAP Fair Value Hierarchy			March 31, 2011
	Level 1	Level 2	Level 3	Total Investments

Fair Value	4%	91%	1%	96%
Cost or cash surrender value				4%

Total Investments				100%

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
          As of March 31, 2011, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
          With the exception of certain government bonds, most fixed income securities do not trade daily and thus exchange traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data; including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers, and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. We determine fair value for a large portion of our fixed income securities using available market information. In accordance with GAAP, for disclosure purposes we classify any securities that have been valued based on multiple market observable inputs as Level 2 securities.
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
          We hold interests in private investment funds which hold debt and equity securities. We value these investments, which at March 31, 2011 total $25.7 million or less than 1% of total investments, based on quarterly net asset values provided to us by fund managers, which approximate fair value. In accordance with GAAP, for disclosure purposes we classify interests valued in this manner as Level 3 securities.
          Our investments that are not valued at fair value include:
–	Interests in private investment funds having a carrying value of $29.8 million at March 31, 2011; valued at cost.

–	Business owned life insurance policies having a carrying value of $50.9 million at March 31, 2011, valued at cash surrender value.

–	Interests in tax credit partnerships having a carrying value of approximately $74.1 million at March 31, 2011; valued under the equity method.

–	An other business interest that has a carrying value of $2.5 million at March 31, 2011; valued under the equity method based on the latest financial statements of the entity.

–	Federal Home Loan Bank capital stock having a carrying value of $5.2 million at March 31, 2011; valued at cost.

–	Other investments having a carrying value at $1.7 million at March 31, 2011; valued at cost.
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
Goodwill
          We make at least an annual assessment as to whether the value of our goodwill asset is impaired. Management evaluates the carrying value of goodwill annually during the fourth quarter and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. We evaluate goodwill as one reporting unit because we operate in a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded as of our last evaluation date, October 1, 2010, that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.

Accounting Changes
          We are not aware of any changes as of March 31, 2011 that would have a material impact on ProAssurance’s results of operations or financial position.
Liquidity and Capital Resources and Financial Condition
Overview
          ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. At March 31, 2011, we held cash and liquid investments of approximately $87.0 million outside of our insurance subsidiaries that are available for use without regulatory approval. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $248 million over the course of 2011 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. Through the three months ended March 31, 2011, none of the permitted dividends have been paid.
Acquisitions
          On November 30, 2010, we acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS), whose primary operating entity is American Physicians Insurance Company (API), in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million. API provides professional liability insurance primarily to physicians in Texas and reported gross written premium of $61 million for the year ended December 31, 2010, $5 million of which was included in ProAssurance consolidated premium for 2010.
          See Note 2 of the Notes to the Consolidated Financial Statements in our 2010 Form 10-K for detailed information regarding our acquisition of APS, including a summarized listing of the assets acquired and liabilities assumed.

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
          Our operating activities provided positive cash flows of approximately $24.9 million and $47.8 million for the three months ended March 31, 2011 and 2010, respectively. Operating cash flows for 2011 and 2010 compare as follows:

Cash Flow
Increase
(In millions)	(Decrease)
Cash provided by operating activities three months ended March 31, 2010	$48
Increase (decrease) in operating cash flows for the three months ended March 31, 2011:
Decrease in premium receipts	(14)
Increase in payments to reinsurers (1)	(2)
Decrease in losses paid (2)	10
Decrease in reinsurance recoveries (3)	(14)
Increase in Federal and state income tax payments (4)	(8)
Cash flows attributable to our APS subsidiary	10
Other amounts not individually significant, net	(5)

Cash provided by operating activities three months ended March 31, 2011	$25

(1)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(2)	The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

(3)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying loss payments.

(4)	The increase in tax payments primarily reflects:
–	A $6 million increase in estimated tax payments related to 2010 as compared to 2009.

–	Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service. For additional information regarding the Internal Revenue Service audits, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.
These increases in tax payments were offset by a $3.6 million increase in federal tax refunds received from capital loss carry-backs in 2011 as compared to 2010.

Investment Exposures
          The following table provides summarized information regarding our investments as of March 31, 2011:

		Unrealized Gains (Losses)
	Carrying	Included in Carrying Value		Average	% Total
(In thousands)	Value	Gains	Losses	Rating	Investments

Fixed Maturities
Government
U.S. Treasury	$232,963	$8,125	$(1,542)	AAA	6%
U.S. Agency	76,513	3,856	(116)	AAA	2%

Total government	309,476	11,981	(1,658)	AAA	8%

State and Municipal Bonds	1,227,690	41,864	(4,256)	AA	31%

Corporate Bonds
Financial institutions	353,803	10,142	(2,380)	A-	9%
FDIC insured	66,984	739	(5)	AAA	2%
Communications	55,073	2,351	(42)	A-	1%
Utilities	103,475	4,465	(1,166)	A-	3%
Energy	32,120	2,323	(116)	BBB+	1%
Industrial	680,761	27,089	(3,244)	A-	17%
Transportation	29,028	1,284	(33)	BBB+	1%
Other	17,154	511	(54)	AA	<1%

Total corporate bonds	1,338,398	48,904	(7,040)	A	33%

Asset-backed Securities
Agency mortgage-backed securities	539,766	21,095	(1,634)	AAA	13%
Non-agency mortgage-backed securities	20,696	743	(333)	BBB-	1%
Subprime (1)	13,186	2,216	(1,134)	BBB-	<1%
Alt-A (2)	7,244	1,122	(689)	B+	<1%
Commercial mortgage-backed securities	95,498	3,272	(28)	AAA	2%
Credit card	35,135	197	(66)	AAA	1%
Automobile	33,931	238	(42)	AAA	1%
Other	14,663	412	(46)	AA+	<1%

Total asset-backed securities	760,119	29,295	(3,972)	AA+	19%

Total fixed maturities	3,635,683	132,044	(16,926)	AA-	91%

Equities
Equity
Financial	3,344	15	—		<1%
Energy	6,789	—	—		<1%
Consumer cyclical	552	—	—		<1%
Consumer non-cyclical	1,392	—	—		<1%
Technology	2,145	—	—		<1%
Industrial	1,056	—	—		<1%
Communications	1,045	—	—		<1%
Index funds	18,791	—	—		<1%
All Other	1,374	—	—		<1%

Total equities	36,488	15	—		1%

Short-Term	145,490	—	—		4%

Business-owned life insurance (BOLI)	50,948	—	—	AA-	1%

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	74,138	—	—		2%
Other business interest	2,490	—	—		<1%
Private fund—primarily invested in long/short equities	19,053	—	—		<1%
Private fund—primarily invested in non-public equities	6,609	—	—		<1%

Total investment in unconsolidated subsidiaries	102,290	—	—		3%

Other Investments
Federal Home Loan Bank capital stock	5,153	—	—		<1%
Private fund—primarily invested in distressed debt	18,313	—	—		<1%
Private fund—primarily invested in long/short equities	11,010	—	—		<1%
Other	1,723	—	—		<1%
Private Equity Fund	511	—	—		<1%

Total other investments	36,710	—	—		1%

Total Investments	$4,007,609	$132,059	$(16,926)		100%

(1)	$0.9 million are AA, $2.0 million are A, $4.3 million are BBB, $6.0 million are BB or below

(2)	$1.4 million are AA, $0.3 million are A, $0.4 million are BBB, $5.1 million are BB or below

          A detailed listing of our investment holdings as of March 31, 2011 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
          We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive we anticipate that between $50 million and $100 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through the Federal Home Loan Banking system and a $150 million credit facility, as discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
          Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 97% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2011 is 4.2 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 4.1 years.
          We committed to fund an additional $15 million in tax credit limited partnerships during the first quarter of 2011. These investments are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to fund investors in the form of net operating losses and tax credits. The related properties are principally low income housing properties. The $74.1 million carrying value in the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $55 million was not yet funded as of March 31, 2011. We plan to increase our investment in tax credit partnerships in 2011 by up to an additional $25 million subject to identifying opportunities that meet our investment criteria.
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

Debt
          Our long-term debt as of March 31, 2011 is comprised of the following:

				Carrying Value
(In thousands, except %)	Contractual Rate		Outstanding Principal	March 31, 2011

Trust Preferred Securities due 2034	4.2%	(1)	$22,992	$22,992
Surplus Notes due May 2034	4.2%	(1)	12,000	12,000
Note Payable due February 2019 (2)	6.6%	(3)	17,356	15,555
Note Payable due February 2012	3.3%	(4)	517	502

				$51,049

(1)	Adjusted quarterly based on LIBOR.

(2)	The 2019 Note Payable is valued at fair value. See Note 9.

(3)	A related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 9.

(4)	Adjusted quarterly based on the U.S. prime rate.
          All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes. ProAssurance is currently in compliance with all covenants. Additional information regarding our debt is provided in Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Treasury Stock
          We repurchased approximately 252,000 common shares having a total cost of $15.0 million during the three-month period ended March 31, 2011. At March 31, 2011 we have approximately $194.0 million in prior authorizations from our Board of Directors available for use for the repurchase of common shares or the retirement of outstanding debt.
          Additionally, we reacquired approximately 7,000 forfeited employer match shares having a cost of $444,000 due to the termination of the ProAssurance Corporation Stock Ownership Plan. Additional information regarding the termination of the ProAssurance Corporation Stock Ownership Plan is provided in Note 10 of the Notes to the Condensed Consolidated Financial Statements.
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
          There are risks, as outlined in our Risk Factors in Part 1 of our 2010 Form 10-K, that any of these actions could cost us more than our estimates. In particular, we or our insureds may receive adverse verdicts; post-trial motions may result in unfavorable rulings; any appeals that may be undertaken may be unsuccessful; and we may be unsuccessful in our legal efforts to limit the scope of coverage available to insureds.
          For non-claim related actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities.
          To the extent that the cost of resolving legal actions exceeds our estimates, the excess could materially affect our results of operations in the period of resolution.

Overview of Results—Three Months Ended March 31, 2011 and 2010
          Net income is $47.7 million for the three months ended March 31, 2011 as compared to $38.1 million for the three months ended March 31, 2010. Net income per diluted share is $1.55 for the three months ended March 31, 2011 as compared to $1.16 for the three months ended March 31, 2010.
          Results from the three months ended March 31, 2011 and 2010 compare as follows:
Premiums
          Net premiums earned from our insurance operations excluding our APS subsidiary decreased as compared to 2010 by approximately $5.8 million or 4.7%. The decline reflects the effects of a competitive market place and rate reductions that reflect improved loss trends. Our APS subsidiary contributed $14.4 million of additional net premiums earned in 2011.
Net Investment Income; Net Realized Investment Gains (Losses)
          Our 2011 net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $5.8 million or 14.3% in 2011.
          Net realized investment gains in 2011 are $4.1 million as compared to net realized losses of $2.4 million in 2010.
Expenses
          Current accident year net losses increased by $6.7 million or 6.5% in 2011. Approximately $9.8 million of the increase is attributable to our APS subsidiary, while current accident year net losses attributable to our other subsidiaries decreased by $3.1 million in 2011. We reduced net losses by $40.0 million in 2011 and $25.0 million in 2010 as a result of our quarterly re-evaluation of net losses incurred for prior accident years.
          Underwriting, policy acquisition and operating expenses increased in 2011 as compared to 2010 by $4.5 million, reflecting the acquisition of APS, which added expenses of approximately $3.9 million.
Ratios
          Our net loss ratio decreased in 2011 by 10.5 points, primarily because favorable development was higher in 2011 as compared to 2010. Approximately 2.4 points of the decrease relates to a lower loss ratio for the business acquired in the APS transaction.
          Our expense ratio increased in 2011 by 1.3 points, primarily due to the decline in earned premium exclusive of earned premium contributed by APS.
          Our operating ratio declined by 6.1 points in 2011, reflecting the improved net loss ratio, offset by a higher expense ratio and lower investment income.
          Return on equity is 10.2% for 2011 on an annualized basis.
Book Value per Share
          Our book value per share at March 31, 2011 is $61.64 compared to $60.35 at December 31, 2010. The change reflects our 2011 income, the decrease in accumulated other comprehensive income and a benefit from share repurchases. Due to the size of our Shareholders’ Equity (approximately $1.9 billion at March 31, 2011), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

Non-GAAP Financial Measure — Operating Income
          Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of realized gains or losses and guaranty fund assessments. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
          The following table is a reconciliation of Net income to Operating income:

	Three Months Ended
	March 31
(In thousands, except per share data)	2011	2010

Net income	$47,693	$38,112
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(4,124)	2,404
Guaranty fund assessments (recoupments)	(43)	(134)

Pre-tax effect of exclusions	(4,167)	2,270

Tax effect, at 35%	1,458	(794)

Operating income	$44,984	$39,588

Per diluted common share:
Net income	$1.55	$1.16
Effect of exclusions	(0.09)	0.05

Operating income per diluted common share	$1.46	$1.21

Results of Operations—Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
          Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended
	March 31
($ in thousands, except share data)	2011	2010	Change

Revenues:
Gross premiums written	$160,813	$157,178	$3,635

Net premiums written	$149,883	$145,222	$4,661

Premiums earned	$141,373	$134,272	$7,101
Premiums ceded	(9,296)	(10,845)	1,549

Net premiums earned	132,077	123,427	8,650
Net investment income	36,161	37,628	(1,467)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,364)	2,986	(4,350)
Net realized investment gains (losses)	4,124	(2,404)	6,528
Other income	2,587	2,321	266

Total revenues	173,585	163,958	9,627

Expenses:
Losses and loss adjustment expenses	77,101	87,908	(10,807)
Reinsurance recoveries	(6,678)	(9,207)	2,529

Net losses and loss adjustment expenses	70,423	78,701	(8,278)
Underwriting, policy acquisition and operating expenses	35,709	31,203	4,506
Interest expense	795	813	(18)

Total expenses	106,927	110,717	(3,790)

Income before income taxes	66,658	53,241	13,417

Income taxes	18,965	15,129	3,836

Net income	$47,693	$38,112	$9,581

Earnings per share:
Basic	$1.56	$1.17	$0.39

Diluted	$1.55	$1.16	$0.39

Net loss ratio	53.3%	63.8%	(10.5)
Underwriting expense ratio	25.9%	24.6%	1.3

Combined ratio	79.2%	88.4%	(9.2)

Operating ratio	51.8%	57.9%	(6.1)

Return on equity*	10.2%	8.8%	1.4

*	Annualized
          In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.
          As required by GAAP, our results include acquired entities only for the portion of the reporting period that is after the acquisition date. Our 2011 operating results include three months of APS activity, while our 2010 operating results do not include any APS activity. In many of the supporting tables that follow, the effect of the additional 2011 APS activity is separately disclosed.

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
          The table below discloses gross premiums written by component, including gross premiums written at our APS subsidiary.

	Three Months Ended March 31
($ in thousands)	2011	2010	Change

Physician (1):
PRA all other	$112,260	$127,014	$(14,754)	(11.6%)
APS Acquisition	19,826	—	19,826	nm

	132,086	127,014	5,072	4.0%

Non-physician (1):
Healthcare providers
PRA all other	12,138	10,780	1,358	12.6%
APS Acquisition	62	—	62	nm

	12,200	10,780	1,420	13.2%

Hospital (1) (2)	6,249	6,474	(225)	(3.5%)

Other (1) (2)	5,307	4,704	603	12.8%

Non continuing (2)	177	3,162	(2,985)	(94.4%)

Non-physician total	23,933	25,120	(1,187)	(4.7%)

Tail premiums:
PRA all other	4,492	5,044	(552)	(10.9%)
APS Acquisition	302	—	302	nm

	4,794	5,044	(250)	(5.0%)

Total Gross Premiums Written	$160,813	$157,178	$3,635	2.3%

(1)	Excludes tail premiums

(2)	APS did not contribute any premiums written to these lines of business during the three months ended March 31, 2011.
Physician Premiums — PRA All Other
          Physician premiums continue to be our primary revenue source, comprising 80% of our gross premiums written for the three months ended March 31, 2011 and 81% for the three months ended March 31, 2010.
          Our retention rate for our physician business has remained comparable to our 2010 rate. Our retention rate, which we calculate as retained premium divided by all premium subject to renewal, is 90% for the three months ended March 31, 2011 as compared to 89% for the three months ended March 31, 2010. Retention rates are affected by a number of factors. We may lose insureds to competitors or to self-insurance mechanisms (often when physicians join hospital-based practice groups) due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also due to disability or other personal reasons.

          Charged rates for our physician business renewed during the three months ended March 31, 2011 have averaged 4% lower than the expiring premium, compared to an average 1% decrease during the three months ended March 31, 2010. In general, charged rates for our podiatric physicians have increased as compared to 2010, while rates for our other physician insureds have decreased. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
          We offer two-year term policies (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. The premium associated with both policy terms is included in written premium in the period the policy is written, which increases gross written premium in the year the policy is written but reduces gross written premium in the following year. Gross written premium associated with two-year term policies is $5.5 million for the three months ended March 31, 2011, as compared to $4.0 million for the three months ended March 31, 2010.
          We wrote approximately $3 million of new physician business during the three months ended March 31, 2011.
Physician Premiums — APS Acquisition
          Our APS subsidiary contributed an additional $20.2 million in gross premiums written. Of that amount, $470,000 is attributable to new physician business. The retention rate on this book of business is 90% for the three months ended March 31, 2011. Charged rates for APS physician premiums renewed during the three months ended March 31, 2011 showed an average 3% decrease compared to the premiums that expired.
Non-physician Premiums
          Our non-physician healthcare providers are primarily dentists, chiropractors, optometrists, and allied health professionals. The 2011 increase is primarily related to allied health coverages.
          Hospital and facility premiums decreased for the first quarter of 2011. The decline reflects the same competitive pressures in this area as we are seeing in our physician business.
          Non-physician “other” premiums are primarily legal professional liability premiums, but also includes other types of general liability premiums. The increase in premium volume for the first quarter of 2011 principally relates to our legal professional liability premiums.
          Non-continuing in the above table separately identifies premium generated by certain types of miscellaneous liability coverages which we no longer provide.
Tail Premiums
          We offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us. The amount of tail premium written and earned can vary widely from period to period.

Premiums Earned/Ceded

	Three Month Ended March 31
($ in thousands)	2011	2010	Change

Premiums earned:
PRA all other	$126,735	$134,272	$(7,537)	(5.6%)
APS Acquisition	14,638	—	14,638	nm

	141,373	134,272	7,101	5.3%
Premiums ceded:
PRA all other	9,093	10,845	(1,752)	(16.2%)
APS Acquisition	203	—	203	nm

	9,296	10,845	(1,549)	(14.3%)
Net premiums earned:
PRA all other	117,642	123,427	(5,785)	(4.7%)
APS Acquisition	14,435	—	14,435	nm

	$132,077	$123,427	$8,650	7.0%

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
          Our APS subsidiary contributed $14.6 million in premiums earned during the three months ended March 31, 2011. Approximately $10.3 million of that amount is attributable to premiums written prior to our acquisition of APS. Premiums written prior to our acquisition of APS that were still unearned at March 31, 2011 are expected to affect premiums earned through the remainder of 2011 as follows: Q2 — $7.0 million; Q3 — $2.7 million; Q4 — $0.7 million.
Premiums Ceded
          Premiums ceded represent the portion of earned premiums that we pay our reinsurers for their assumption of a portion of our losses. The premium that we cede to our reinsurers is determined, in part, by the loss experience (subject to minimums and maximums) of the business ceded to them. It takes a number of years before all losses are known, and in the intervening period, premiums due to the reinsurers are based on estimates.

	Three Months Ended March 31
Reinsurance expense ratio:*	2011	2010	Change

PRA all other	7.2%	8.1%	(0.9)
APS Acquisition	1.4%	—	nm
Consolidated	6.6%	8.1%	(1.5)

*	Calculated as premiums ceded as a percentage of premiums earned
          The decrease in reinsurance expense, exclusive of APS, reflects both a shift in the mix of our business in 2011 as compared to 2010 and a reduction in expense related to physician coverages. In the last half of 2010 we discontinued offering certain non-physician liability policies (see discussion under Premiums), and reduced our reinsurance coverage related to the policies. Reinsurance expense for our physician coverages is based in part on loss experience, and the amount of physician losses subject to reinsurance reimbursement was higher in 2010 than in 2011.
          APS reinsurance expense reflects a benefit of approximately $280,000 related to favorable prior year loss experience recognized in the first quarter of 2011. When the prior benefit is excluded, the APS reinsurance expense ratio is approximately 3.3%. In recent years, largely due to the advantageous legal climate within the state of Texas, only a small percentage of APS paid losses have met reinsurance coverage limits; consequently, APS has been able to obtain reinsurance coverage for 2010 and 2011 at favorable rates.

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
          Net investment income by investment category is as follows:

	Three Months Ended
	March 31
(In thousands)	2011	2010	Change

Fixed maturities	$35,951	$37,696	$(1,745)	(4.6%)
Equities	230	218	12	5.5%
Short-term investments	55	104	(49)	(47.1%)
Other invested assets	992	551	441	80.0%
Business owned life insurance	464	408	56	13.7%
Investment expenses	(1,531)	(1,349)	(182)	13.5%

Net investment income	$36,161	$37,628	$(1,467)	(3.9%)

          Fixed Maturities. The decrease in income in 2011 reflects lower yields partially offset by higher average investment balances for the quarter, with the decline in yields having the greater effect.
          The overall yield on our portfolio declined because we were not able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Additionally, the yields on fixed maturity securities acquired in the APS transaction, after adjustment as required by GAAP purchase accounting rules, yields approximated market yields on the acquisition date of November 30, 2010 and lowered our average consolidated yield by approximately 14 basis points. Average yields for our available-for-sale fixed maturity securities during 2011 and 2010 are as follows:

	Three Months Ended
	March 31
	2011	2010

Average income yield	4.1%	4.4%
Average tax equivalent income yield	4.7%	5.1%
          The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investment alternatives, and cash needed for acquisitions or other capital purposes. In 2011 as compared to 2010, our average investment in fixed maturities increased by approximately 2%.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
          Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Three Months Ended
	March 31
(In thousands)	2011	2010	Change

Private investment funds, currently held	$551	$1,039	$(488)
Private investment fund, liquidated in 2010	—	1,947	(1,947)
Other business interest	(818)	—	(818)
Tax credit partnerships	(1,097)	—	(1,097)

Equity in earnings (loss) of unconsolidated subsidiaries	$(1,364)	$2,986	$(4,350)

          We hold interests in certain private investment funds that derive earnings from trading portfolios. The performance of the funds is affected by the volatility of equity and credit markets. One fund, shown separately in the table, was liquidated in July 2010.
          Our other business interest is in a development stage limited liability company that will, in time, engage in active business operations. While we expect this investment to provide a positive return over time, operating losses are expected to continue through 2011 and into 2012 due to the start up nature of this entity. Our potential for loss is limited to the carrying amount of our investment, currently $2.5 million.
          We began investing in tax credit limited partnerships in 2010. Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of net operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $1.3 million during the three months ended March 31, 2011 while we recognized $1.1 million of amortization on these investments noted in the table above. No tax benefit was recognized related to the tax credit partnerships during the three months ended March 31, 2010.
Non-GAAP Financial Measure — Tax Equivalent Investment Result
          We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments; therefore, we impute a proforma tax-equivalent investment result by adjusting the current tax benefit into the amount of investment income a taxable investment would need to produce to fairly compare to an investment with preferential tax treatment. We believe this better reflects the economies of our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense.

	Three months ended March 31
	2011	2010

Investment results, as reported:
Net investment income	$36,161	$37,628
Equity in earnings of unconsolidated subsidiaries	(1,364)	2,986

	34,797	40,614

Taxable equivalent adjustments for (1):
State and municipal bonds	5,006	6,171
BOLI	250	220
Dividends received deduction	208	200
Tax credit partnerships	2,029	—

Proforma tax-equivalent investment results	$42,290	$47,205

(1)	All adjustments were calculated using the 35% federal statutory tax rate.

Net Realized Investment Gains (Losses)
          The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2011	2010

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(450)	$(23)
Corporate bonds	—	—
Equities	—	—
Equity interest in a private investment fund	(1,387)	(3,373)
High yield asset-backed securities	—	(2,909)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(568)	6
High yield asset-backed securities	—	966

Net impairment losses recognized in earnings	(2,405)	(5,333)
Net gains (losses) from sales	4,384	2,056
Trading portfolio gains	1,921	1,743
Fair value adjustments, net	224	(870)

Net realized investment gains (losses)	$4,124	$(2,404)

          We recognized an impairment of $1.4 million in the first quarter of 2011 and $3.4 million in the same quarter of 2010 related to an interest in a private investment fund which we account for on a cost basis. The fund has notified us of its intention to be sold publicly in the next few months, and we have reduced the carrying value of our interest in the fund to reflect the expected market value of the assets.
          Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Notes 3 and 9 of the Notes to the Condensed Consolidated Financial Statements.
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

          The following tables summarize calendar year net losses and net loss ratios for the three months ended March 31, 2011 and 2010 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Three Months Ended			Three Months Ended
	March 31			March 31
($ in millions)	2011	2010	Change	2011	2010	Change

Current accident year:
PRA all other	$100.6	$103.7	$(3.1)	85.5%	84.0%	1.5
APS Acquisition	9.8	—	9.8	68.1%	—	na

Consolidated	$110.4	$103.7	$6.7	83.6%	84.0%	(0.4)

Prior accident years:
PRA all other	$(35.0)	$(25.0)	$(10.0)	(29.8%)	(20.2%)	(9.6)
APS Acquisition	(5.0)	—	(5.0)	(34.5%)	—	na

Consolidated	$(40.0)	$(25.0)	$(15.0)	(30.3%)	(20.2%)	(10.1)

Calendar year:
PRA all other	$65.6	$78.7	$(13.1)	55.7%	63.8%	(8.1)
APS Acquisition	4.8	—	4.8	33.6%	—	na

Consolidated	$70.4	$78.7	$(8.3)	53.3%	63.8%	(10.5)

*	Net losses as specified divided by net premiums earned.
          The increase in our current accident year net loss ratio reflects an increase in our estimates of loss adjustment expenses incurred, based on results of recent actuarial evaluations. We expect lower losses related to the business acquired from APS. APS operates primarily in Texas, which is currently experiencing a favorable legal climate due to tort reform.
          During the three months ended March 31, 2011, we recognized favorable loss development of $40.0 million, on a net basis, related to reserves previously established for prior accident years. Principally this is due to favorable net loss development within our retained layers of coverages ($1 million and below) for accident years 2004-2008. Approximately $5.0 million of the favorable development relates to reserves, principally for the 2010 accident year, assumed in the acquisition of APS, and is based on first quarter 2011 claims activity which indicated claims severity had declined below our December 31, 2010 estimates.
          During the three months ended March 31, 2010, we recognized favorable loss development of $25.0 million, on a net basis, related to our previously established (prior accident year) reserves, principally for the 2004 to 2008 accident years within our retained layers of coverage ($1 million and below).
          Substantially all of the development recognized during the first three months of 2011 and 2010 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims-made policies in both years is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.
          Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as has been the case in 2011and 2010.

Underwriting, Policy Acquisition and Operating Expenses
          The table below provides a comparison of 2011 and 2010 underwriting, policy acquisition and operating expenses for the three-month period ended March 31:

	Three-Months Ended March 31
(In thousands)	2011	2010	Change

Insurance operation expenses:
PRA all other	$30,327	$30,403	$(76)	<1%
APS Acquisition	3,900	—	3,900	nm

	34,227	30,403	3,824	12.6%
Agency-related expenses	1,482	800	682	85.3%

	$35,709	$31,203	$4,506	14.4%

Insurance Operation Expenses
          Exclusive of the effect of the APS acquisition, insurance operation expenses during the first quarter of 2011 were consistent with first quarter 2010 expenses. Expenses associated with APS included salary and benefit expenses of approximately $650,000 that are related to workforce reductions. APS policy acquisition expenses are approximately $800,000 lower than would be considered normal due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed ratably over the term of the associated insurance policy.
Underwriting Expense Ratio

	Underwriting Expense Ratio *
	Three-Months Ended March 31
	2011	2010	Change

Insurance operation expenses	25.9%	24.6%	1.3

*	Our expense ratio computations exclude agency-related expenses as discussed below.
          The 2011 increase in our underwriting expense ratio reflects the net increase to expenses of 13%, discussed in the above paragraph, mitigated by an increase to net earned premiums of 7%. As discussed above, the additional expense incurred related to APS workforce reductions was largely offset by the reduction in APS expenses related to the write-off of APS policy acquisition costs. Combined, these items had a nominal effect on our underwriting expense ratio.
Agency-related expenses
          We operate several fee-based agencies and provide benefit management services on a limited basis. Their business activities generate commission and service fee revenues which are reported as a part of other income. We have excluded the direct expenses of these entities from our underwriting expense ratio computations because their activities and business operations are not associated with the generation of premium revenues. During the quarter we sold a portion of one of our agency businesses. Expenses increased in 2011 as compared to 2010 principally due to costs associated with the termination of agency employees of the sold business.

Interest Expense
          Interest expense for 2011 is flat as compared to 2010, because interest rates and outstanding debt were the same levels in each period. Average outstanding debt as well as average rates also remained flat during 2011 as compared to 2010.
          Interest expense by debt obligation is provided in the following table:

	Three Months Ended
	March 31
(In thousands)	2011	2010	Change

Trust Preferred Securities due 2034	$238	$239	$(1)
Surplus Notes due May 2034	127	123	4
Note Payable due February 2012	9	8	1
Note Payable due February 2019	287	292	(5)
Other	134	151	(17)

	$795	$813	$(18)

Taxes
          Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Three Months Ended
	March 31
	2011	2010

Statutory rate	35.0%	35.0%
Tax-exempt income	(4.8%)	(7.8%)
Tax credits	(1.8%)	—
Other	0.1%	1.2%

Effective tax rate	28.5%	28.4%

          The effective tax rate remained flat in 2011 when compared to 2010. Tax-exempt income has a smaller effect in 2011, both because the amount of tax-exempt income is less in 2011 than in 2010 and because taxable income increased in 2011 as compared to 2010. Our tax credit investments generated estimated tax credits of $1.3 million for the three months ended March 31, 2011 but no tax credits were generated by those investments in the same period of 2010 (tax credits directly reduce our tax expense).
          Although our effective tax rate is consistent between 2011 and 2010, current tax expense decreased by approximately $4 million in 2011, primarily due to tax provisions enacted for 2011 which allow the deduction of additional bonus depreciation. Current tax expense was also reduced because we effectively settled uncertain tax positions during 2011 due to the completion of our 2005 through 2008 IRS examination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
          The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2011 and December 31, 2010. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	March 31, 2011
	Interest Rate Shift in Basis Points
	(200)	(100)	Current	100	200

Fair Value (in millions):
U.S. Treasury obligations	$246	$240	$233	$226	$220
U.S. Agency obligations	81	79	77	74	71
State and municipal bonds	1,342	1,290	1,228	1,167	1,108
Corporate bonds	1,445	1,394	1,338	1,284	1,233
Asset-backed securities	793	782	760	732	704

All fixed maturity securities	$3,907	$3,785	$3,636	$3,483	$3,336

Duration:
U.S. Treasury obligations	3.94	4.00	4.07	3.97	3.88
U.S. Agency obligations	2.37	3.18	3.63	3.87	3.94
State and municipal bonds	3.77	4.72	4.97	5.05	5.06
Corporate bonds	3.49	4.03	4.11	4.03	3.94
Asset-backed securities	1.94	2.54	3.40	3.88	4.05
All fixed maturity securities	3.28	3.94	4.24	4.33	4.33

	December 31, 2010

Fair Value (in millions):
U.S. Treasury obligations	$237	$232	$226	$220	$215
U.S. Agency obligations	74	71	69	66	64
State and municipal bonds	1,367	1,308	1,244	1,181	1,122
Corporate bonds	1,428	1,383	1,333	1,281	1,232
Asset-backed securities	757	750	732	708	680

All fixed maturity securities	$3,863	$3,744	$3,604	$3,456	$3,313

Duration:
U.S. Treasury obligations	3.53	3.64	3.78	3.70	3.62
U.S. Agency obligations	3.47	3.66	3.82	3.82	3.77
State and municipal bonds	3.88	4.91	5.02	5.08	5.09
Corporate bonds	3.35	3.83	4.01	3.92	3.82
Asset-backed securities	1.84	2.25	3.02	3.56	3.81
All fixed maturity securities	3.24	3.88	4.14	4.23	4.24

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
          ProAssurance’s cash and short-term investment portfolio at March 31, 2011 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
          We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
          As of March 31, 2011, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s, and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
          We hold $1.2 billion of municipal bonds. These bonds may have enhanced credit ratings as a result of guarantees by an insurer, but we require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of March 31, 2011, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.
          We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (on both paid and unpaid losses) approximate $285 million at March 31, 2011 and $282 million at December 31, 2010.
Equity Price Risk
          At March 31, 2011 the fair value of our investment in common stocks was $36.4 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 1.06. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 11% to $40.2 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 11% in the fair value of these securities to $32.5 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES.
          The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2011. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
          On November 30, 2010 we completed the acquisition of American Physicians Service Group, Inc. (APS). We have excluded APS’s systems and processes from Management’s report on Internal Control over Financial Reporting as of December 31, 2010 and will include APS in Management’s Report on Internal Control over Financial Reporting as of December 31, 2011.
          There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          See Note 8 of the Notes to the Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
          There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2010 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(c)	Information required by Item 703 of Regulation S-K.

			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

January 1 — 31, 2011	206,521	$59.74	206,521	$197,125,163
February 1 — 28, 2011	52,300	$59.29	52,300	$194,024,530
March 1 — 31, 2011	—	$—	—	$194,024,530

Total	258,821	$59.65	258,821

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
May 4, 2011
/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer (Duly authorized officer and principal financial officer)