Form 10-Q
period 2011-06-30
PROASSURANCE CORP
filed 2011-08-04
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 26, 2011, there were 30,591,296 shares of the registrant’s common stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS
SIGNATURE
EX-10.1
EX-10.2
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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:
•	general economic conditions, either nationally or in our market areas, that are different than anticipated;

•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation or dissolution of state-sponsored medical professional liability insurance entities that could remove or add sizable groups of physicians from the private insurance market;

•	the impact of deflation or inflation;

•	changes in the interest rate environment;

•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;

•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•	changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;

•	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

•	the effects of changes in the health care delivery system, including but not limited to the Patient Protection and Affordable Care Act;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;

•	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;

•	loss of independent agents;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain and recruit senior management;

•	our ability to purchase reinsurance and collect recoveries from our reinsurers;

•	assessments from guaranty funds;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	insurance market conditions may alter the effectiveness of our current business strategy and impact our revenues;

•	the expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers, employees and key agents, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30	December 31
	2011	2010
Assets
Investments
Fixed maturities available for sale, at fair value	$3,635,084	$3,603,754
Equity securities, available for sale, at fair value	155	3,637
Equity securities, trading, at fair value	36,277	37,286
Short-term investments	128,901	168,438
Business owned life insurance	51,421	50,484
Investment in unconsolidated subsidiaries	116,885	88,754
Other investments	35,979	38,078

Total Investments	4,004,702	3,990,431

Cash and cash equivalents	101,226	50,851
Premiums receivable	119,731	120,950
Receivable from reinsurers on paid losses and loss adjustment expenses	3,519	4,582
Receivable from reinsurers on unpaid losses and loss adjustment expenses	278,777	277,436
Prepaid reinsurance premiums	15,738	11,023
Deferred policy acquisition costs	27,433	27,281
Deferred taxes	32,457	56,862
Real estate, net	43,256	43,951
Intangible assets	55,964	60,031
Goodwill	161,453	161,453
Other assets	82,351	70,205

Total Assets	$4,926,607	$4,875,056

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,402,264	$2,414,100
Unearned premiums	249,236	256,050
Reinsurance premiums payable	103,878	111,680

Total Policy Liabilities	2,755,378	2,781,830
Other liabilities	153,504	186,259
Long-term debt, $35,498 and $35,488, at amortized cost, respectively; $15,863 and $15,616 at fair value, respectively	51,361	51,104

Total Liabilities	2,960,243	3,019,193

Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,515,945 and 34,419,383 shares issued, respectively	345	344
Additional paid-in capital	535,427	532,213
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $53,340 and $42,607, respectively	99,057	79,124
Retained earnings	1,530,816	1,428,026

	2,165,645	2,039,707
Treasury shares, at cost, 3,924,970 shares and 3,666,149 shares, respectively	(199,281)	(183,844)

Total Shareholders’ Equity	1,966,364	1,855,863

Total Liabilities and Shareholders’ Equity	$4,926,607	$4,875,056

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2010	$1,855,863	$79,124	$1,428,026	$348,713
Net income	102,790	—	102,790	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	19,933	19,933	—	—
Common shares reacquired	(15,437)	—	—	(15,437)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	(499)	—	—	(499)
Share-based compensation	3,714	—	—	3,714

Balance at June 30, 2011	$1,966,364	$99,057	$1,530,816	$336,491

		Accumulated
		Other		Other
		Comprehensive	Retained	Capital
	Total	Income (Loss)	Earnings	Accounts

Balance at December 31, 2009	$1,704,595	$59,254	$1,196,428	$448,913
Net income	78,493	—	78,493	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	45,385	45,385	—	—
Common shares reacquired	(39,168)	—	—	(39,168)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	732	—	—	732
Share-based compensation	2,941	—	—	2,941

Balance at June 30, 2010	$1,792,978	$104,639	$1,274,921	$413,418

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Revenues
Gross premiums written	$115,302	$98,522	$276,115	$255,699

Net premiums written	$107,011	$88,868	$256,894	$234,089

Premiums earned	$142,409	$135,933	$283,783	$270,204
Premiums ceded	(5,346)	(10,535)	(14,643)	(21,379)

Net premiums earned	137,063	125,398	269,140	248,825
Net investment income	36,297	37,081	72,457	74,709
Equity in earnings (loss) of unconsolidated subsidiaries	(2,416)	839	(3,780)	3,825
Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(1,065)	(4,912)	(2,902)	(12,379)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	(113)	(2,128)	(681)	6

Net impairment losses recognized in earnings	(1,178)	(7,040)	(3,583)	(12,373)
Other net realized investment gains (losses)	3,378	3,539	9,907	6,468

Total net realized investment gains (losses)	2,200	(3,501)	6,324	(5,905)
Other income	1,685	1,683	4,273	4,005

Total revenues	174,829	161,500	348,414	325,459

Expenses
Losses and loss adjustment expenses	69,394	77,170	146,493	165,078
Reinsurance recoveries	(5,041)	(8,646)	(11,717)	(17,853)

Net losses and loss adjustment expenses	64,353	68,524	134,776	147,225
Underwriting, policy acquisition and operating expenses	32,871	31,642	68,578	62,846
Interest expense	918	827	1,713	1,640

Total expenses	98,142	100,993	205,067	211,711

Income before income taxes	76,687	60,507	143,347	113,748

Provision for income taxes
Current expense (benefit)	21,769	23,106	26,829	31,925
Deferred expense (benefit)	(178)	(2,980)	13,728	3,330

Total income tax expense (benefit)	21,591	20,126	40,557	35,255

Net income	$55,096	$40,381	$102,790	$78,493

Earnings per share:
Basic	$1.80	$1.25	$3.36	$2.42

Diluted	$1.79	$1.23	$3.33	$2.40

Weighted average number of common shares outstanding:
Basic	30,583	32,322	30,600	32,385

Diluted	30,856	32,721	30,855	32,743

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Comprehensive income:
Net income	$55,096	$40,381	$102,790	$78,493
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	24,224	32,141	19,933	45,385

Comprehensive income	$79,320	$72,522	$122,723	$123,878

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2011	2010

Operating Activities
Net income	$102,790	$78,493
Depreciation and amortization	17,954	13,133
Net realized investment (gains) losses	(6,324)	5,905
Share-based compensation	3,714	2,941
Deferred income taxes	13,728	3,330
Other	226	4,912
Changes in assets and liabilities, excluding the effects of business combinations:
Premiums receivable	1,219	11,962
Other assets	(1,549)	(8,562)
Reserve for losses and loss adjustment expenses	(11,836)	(9,887)
Unearned premiums	(6,814)	(13,232)
Reinsurance related assets and liabilities	(12,795)	7,993
Other liabilities	(47,261)	(21,069)

Net cash provided by operating activities	53,052	75,919

Investing Activities
Purchases of:
Fixed maturities available for sale	(452,833)	(458,291)
Equity securities trading	(31,325)	(8,419)
Other investments	(429)	(5,255)
Cash invested in unconsolidated subsidiaries:
Tax credit limited partnerships	(17,232)	(4,225)
Other partnership investments	—	(5,237)
Proceeds from sale or maturities of:
Fixed maturities available for sale	449,364	502,769
Equity securities available for sale	3,704	14
Equity securities trading	33,908	26,812
Other investments	432	1,242
Net sales or maturities (purchases) of short-term investments, excluding unsettled redemptions	39,537	(101,862)
Unsettled security transactions, net	1,228	22,263
Cash received (paid) for other assets	(11,428)	(2,209)

Net cash provided (used) by investing activities	14,926	(32,398)

Financing Activities
Repurchase of treasury shares	(14,993)	(39,168)
Other	(2,610)	292

Net cash provided (used) by financing activities	(17,603)	(38,876)

Increase (decrease) in cash and cash equivalents	50,375	4,645
Cash and cash equivalents at beginning of period	50,851	40,642

Cash and cash equivalents at end of period	$101,226	$45,287

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2010 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2011 for recognition or disclosure in its financial statements and notes to financial statements.
Reclassifications
     As of June 30, 2011, ProAssurance has reported intangible assets as a separate line item on the Balance Sheet. Prior period balances in this report have been reclassified to conform to the 2011 presentation. The reclassification had no effect on income from continuing operations, net income or total assets.
Accounting Changes Not Yet Adopted
Presentation of Comprehensive Income
     Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to the presentation of comprehensive income. The new guidance establishes two acceptable options for the presentation of comprehensive income: 1) separate consecutive statements of net income and comprehensive income or 2) a single continuous statement of comprehensive income that includes both the computation of net income and the computation of other comprehensive income. Regardless of the option chosen, reclassification adjustments between other comprehensive income and net income must be presented on the face of the financial statements; total comprehensive income must also be presented. The guidance is applicable to all periods presented. ProAssurance plans to adopt the guidance on January 1, 2012. Adoption of this guidance will have no effect on ProAssurance’s results of operations or financial position.
Fair Value Measurements
     Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to fair value measurements and disclosures, all of which are to be applied prospectively. The new guidance increases disclosure requirements regarding valuation methods used to determine fair value measurements categorized as Level 3, as well as the sensitivity to change of those measurements, and requires additional disclosures regarding the consideration given to highest and best use in fair value measurements of nonfinancial assets. The guidance also requires that when fair value measurements of items not carried at fair value are disclosed, the fair value measurements are to be categorized by level of fair value hierarchy. Additionally, the guidance also clarifies or revises certain fair value measurement principles related to the valuation of financial instruments managed within a portfolio, the valuation of instruments classified as a part of shareholders’ equity, the appropriate application of the highest and best use valuation premise, and the consideration of premium and discounts in a fair value

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
1. Basis of Presentation (continued)
measurement. ProAssurance plans to adopt the guidance beginning January 1, 2012. Adoption of this guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
     Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs associated only with successful contract acquisitions. Internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance must be applied prospectively, but may be applied retrospectively for all prior periods. ProAssurance plans to adopt the guidance beginning January 1, 2012. Adoption of this guidance is not expected to have a material effect on our results of operations or financial position.
Accounting Changes
Intangibles, Goodwill and Other
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
Fair Value Measurements
     Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance to require additional disclosure about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. ProAssurance adopted the guidance on January 1, 2011. Adoption had no effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
2. Acquisitions
     All entities acquired have been accounted for in accordance with GAAP relating to business combinations and are considered to be a part of ProAssurance’s sole reporting segment, the professional liability segment.
     On November 30, 2010 ProAssurance acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS) as a means of expanding its professional liability business. Total purchase consideration transferred had a fair value of $237 million on the acquisition date and included cash of $233 million and deferred compensation commitments of $4 million.
     APS operating results included in ProAssurance Consolidated results for 2011 are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2011	June 30, 2011

Revenue	$15,717	$31,590
Earnings	$5,118	$9,779
     The following table provides ProAssurance Pro Forma Consolidated Results as if ProAssurance had acquired APS on January 1, 2010. Pro Forma results reflect ProAssurance Consolidated results, adjusted, net of related tax effects, as follows: 1) in 2010, to include the operating results of APS, 2) to reflect APS workforce reductions as if the reductions had occurred on January 1, 2010, 3) to exclude the direct costs of completing the APS transaction, 4) to include amortization of APS policy acquisition costs written off upon acquisition, and 5) to reflect amortization of certain purchase adjustments (valuation of investment assets at fair value; intangibles recorded as a part of the purchase price allocation) beginning January 1, 2010. ProAssurance Actual Consolidated Results are also presented for comparative purposes. The ProAssurance Actual Consolidated results for the three and six months ended June 30, 2010 do not include the operating results of APS because the APS acquisition did not occur until November 30, 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	ProAssurance Pro	ProAssurance Actual	ProAssurance Pro	ProAssurance Actual
	Forma Consolidated	Consolidated	Forma Consolidated	Consolidated
(In thousands)	Results	Results	Results	Results
Revenue	$174,829	$174,829	$348,414	$348,414
Earnings	$55,356	$55,096	$103,367	$102,790

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	ProAssurance Pro	ProAssurance Actual	ProAssurance Pro	ProAssurance Actual
	Forma Consolidated	Consolidated	Forma Consolidated	Consolidated
(In thousands)	Results	Results	Results	Results
Revenue	$182,080	$161,500	$365,894	$325,459
Earnings	$46,321	$40,381	$88,373	$78,493
     For additional information regarding the acquisition, see Note 2 of the Notes to the Consolidated Financial Statements in ProAssurance’s 2010 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
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
     The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)
     Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	June 30, 2011
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$294,744	$—	$294,744
U.S. Agency obligations	—	72,877	—	72,877
State and municipal bonds	—	1,158,843	7,325	1,166,168
Corporate bonds, multiple observable inputs	—	1,350,575	—	1,350,575
Corporate bonds, limited observable inputs:
Private placement senior notes	—	—	857	857
Other corporate bonds, NRSRO ratings available	—	—	5,698	5,698
Other corporate bonds, NRSRO ratings not available	—	—	1,275	1,275
Residential mortgage-backed securities	—	575,698	—	575,698
Commercial mortgage-backed securities	—	90,039	—	90,039
Other asset-backed securities	—	75,469	1,684	77,153
Equity securities, available for sale
Financial	22	—	—	22
Industrial	133	—	—	133
Equity securities, trading
Financial	5,258	—	—	5,258
Energy	7,092	—	—	7,092
Consumer cyclical	1,698	—	—	1,698
Consumer non-cyclical	6,535	—	—	6,535
Technology	2,707	—	—	2,707
Industrial	3,338	—	—	3,338
Communications	2,849	—	—	2,849
Index funds	4,638	—	—	4,638
All other	2,162	—	—	2,162
Short-term investments (1)	125,214	3,687	—	128,901
Investment in unconsolidated subsidiaries (2)	—	—	25,127	25,127

Total assets	$161,646	$3,621,932	$41,966	$3,825,544

Liabilities:
2019 Note Payable	—	—	15,863	15,863
Interest rate swap agreement	—	—	3,852	3,852

Total liabilities	$—	$—	$19,715	$19,715

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)

	December 31, 2010
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$225,908	$—	$225,908
U.S. Agency obligations	—	68,878	—	68,878
State and municipal bonds	—	1,236,374	7,550	1,243,924
Corporate bonds, multiple observable inputs	—	1,312,035	—	1,312,035
Corporate bonds, limited observable inputs:
Private placement senior notes	—	—	9,356	9,356
Other corporate bonds, NRSRO ratings available	—	—	10,414	10,414
Other corporate bonds, NRSRO ratings not available	—	—	1,459	1,459
Residential mortgage-backed securities	—	567,640	2,198	569,838
Commercial mortgage-backed securities	—	99,386	—	99,386
Other asset-backed securities	—	62,534	22	62,556
Equity securities, available for sale
Financial	392	—	—	392
Energy	257	—	—	257
Consumer cyclical	521	—	—	521
Consumer non-cyclical	656	—	—	656
Technology	768	—	—	768
Industrial	737	—	—	737
All Other	306	—	—	306
Equity securities, trading
Financial	4,317	—	—	4,317
Energy	7,149	—	—	7,149
Consumer cyclical	1,599	—	—	1,599
Consumer non-cyclical	4,534	—	—	4,534
Technology	3,400	—	—	3,400
Industrial	2,403	—	—	2,403
Communications	2,623	—	—	2,623
Index funds	3,568	—	—	3,568
All other	7,693	—	—	7,693
Short-term investments (1)	150,344	18,094	—	168,438
Investment in unconsolidated subsidiaries (2)	—	—	25,112	25,112

Total assets	$191,267	$3,590,849	$56,111	$3,838,227

Liabilities:
2019 Note Payable	—	—	15,616	15,616
Interest rate swap agreement	—	—	3,658	3,658

Total liabilities	$—	$—	$19,274	$19,274

(1)	Short-term investments are reported at amortized cost, which is either equivalent to fair value (Level 1 classification) or closely approximates fair value (Level 2 classification).

(2)	Includes interests in private investment funds that are valued at the net asset value provided by the fund, which approximates fair value. Other equity interests for which the carrying value of the interest does not approximate fair value are excluded.
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
June 30, 2011
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)
     Corporate debt instruments are valued internally using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At both June 30, 2011 and December 31, 2010 Level 3 corporate debt instruments include private placement senior notes which are unconditionally guaranteed by large regional banks; other corporate debt securities in the Level 3 category are not guaranteed or fully collateralized. At June 30, 2011, the average NRSRO rating of rated securities is BBB.
     Asset-backed securities are valued using multiple inputs including multiple broker dealer quotes.
     Interests in private investment funds are valued using the net asset value provided by the fund.
     The following table provides additional information regarding investments in private investment funds valued using the net asset value provided by the fund at June 30, 2011:

			Unfunded
	Fair Value		Commitments
	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2011

Private fund primarily invested in long/short equities (1)	$18,152	$18,801	None
Private fund primarily invested in non-public equities, including other private funds (2)	6,975	6,311	$1,708

	$25,127	$25,112

(1)	The fund holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the fund’s annual audit.

(2)	The fund is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine, distressed debt and other private equity-oriented funds. Redemptions are not allowed, except by special permission of the fund. Fund proceeds are to be periodically distributed at the discretion of the fund over an anticipated time frame that spans 3 to 5 years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)
     There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2011 or for the three and six months ended June 30, 2010.
     The following tables present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting. Transfers are as of the end of the period, unless otherwise specified.

	June 30, 2011
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal		Asset- backed		Unconsolidated	Other
(In thousands)	Bonds	Corporate Bonds	Securities	Equity Securities	Subsidiaries	Investments	Total

Balance March 31, 2011	$7,450	$16,880	$—	$—	$25,662	$—	$49,992
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	(535)	—	(535)
Net realized investment gains (losses)	—	—	—	—	—	—	—
Included in other comprehensive income	—	(534)	—	—	—	—	(534)
Purchases	—	—	1,684	—	—	—	1,684
Sales	(125)	(3,311)	—	—	—	—	(3,436)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(5,205)	—	—	—	—	(5,205)

Balance June 30, 2011	$7,325	$7,830	$1,684	$—	$25,127	$—	$41,966

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$(535)	$—	$(535)

	June 30, 2011
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal		Asset-backed		Unconsolidated	Other
(In thousands)	Bonds	Corporate Bonds	Securities	Equity Securities	Subsidiaries	Investments	Total

Balance December 31, 2010	$7,550	$21,229	$2,220	$—	$25,112	$—	$56,111
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	15	—	15
Net realized investment gains (losses)	—	—	314	—	—	—	314
Included in other comprehensive income	—	(714)	(15)	—	—	—	(729)
Purchases	—	—	1,684	—	—	—	1,684
Sales	(225)	(8,505)	(1,921)	—	—	—	(10,651)
Transfers in	—	3,447	—	—	—	—	3,447
Transfers out	—	(7,627)	(598)	—	—	—	(8,225)

Balance June 30, 2011	$7,325	$7,830	$1,684	$—	$25,127	$—	$41,966

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$15	$—	$15

     Transfers from Level 2 to Level 3 for the three and six months ended June 30, 2011 include:
•	Two corporate bonds having a combined value of $3.4 million. Multiple observable inputs were available for use in valuing the securities at December 31, 2010. Such information was not available for valuing the bonds at either March 31, 2011 or June 30, 2011.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)
     Transfers from Level 3 to Level 2 for the three and six months ended June 30, 2011 include:
•	Two asset-backed securities valued at $0.6 million. Multiple observable inputs were available for use in valuing the securities at both March 31, 2011 and June 30, 2011. Such information was not available for valuing the securities at December 31, 2010.

•	Five corporate bonds having a combined value of $2.4 million. Multiple observable inputs were not available for use in valuing the securities at December 31, 2010. Such information was available for valuing the bonds at both March 31, 2011 and June 30, 2011.

•	Three corporate bonds having a combined value of $5.2 million. Multiple observable inputs were available for use in valuing the securities at June 30, 2011. Such information was not available for valuing the bonds at March 31, 2011.

	June 30, 2010
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal		Asset-backed		Unconsolidated	Other
(In thousands)	Bonds	Corporate Bonds	Securities	Equity Securities	Subsidiaries	Investments	Total

Balance March 31, 2010	$9,590	$25,173	$1,000	$—	$51,488	$11,134	$98,385
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	854	—	854
Net realized investment gains (losses)	—	—	—	—	—	(8,755)	(8,755)
Included in other comprehensive income	(114)	14	—	—	—	9,494	9,394
Purchases	—	491	—	—	10,000	368	10,859
Sales	(75)	(169)	—	—	—	(639)	(883)
Transfers in	—	151	—	—	16,924	—	17,075
Transfers out	—	—	(1,000)	—	—	(10,672)	(11,672)

Balance June 30, 2010	$9,401	$25,660	$—	$—	$79,266	$930	$115,257

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$854	$(8,755)	$(7,901)

	June 30, 2010
	Level 3 Fair Value Measurements — Assets
	State and				Investment in
	Municipal		Asset-backed		Unconsolidated	Other
(In thousands)	Bonds	Corporate Bonds	Securities	Equity Securities	Subsidiaries	Investments	Total

Balance December 31, 2009	$9,495	$24,335	$940	$—	$48,502	$10,932	$94,204
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	3,840	—	3,840
Net realized investment gains (losses)	—	—	—	—	—	(10,698)	(10,698)
Included in other comprehensive income	81	24	60	—	—	11,879	12,044
Purchases	—	1,551	—	—	10,000	731	12,282
Sales	(175)	(240)	—	—	—	(1,242)	(1,657)
Transfers in	—	151	—	—	16,924	—	17,075
Transfers out	—	(161)	(1,000)	—	—	(10,672)	(11,833)

Balance June 30, 2010	$9,401	$25,660	$—	$—	$79,266	$930	$115,257

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$3,840	$(10,698)	$(6,858)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)
     Transfers into Level 3 from Level 2 for the three and six months ended June 30, 2010 include:
•	A corporate bond valued at $151,000. Multiple observable inputs were not available for use in valuing the bond at June 30, 2010. Such information was available for valuing the bond at March 31, 2010.

•	Tax credit limited partnerships valued at $16.9 million, previously accounted for on a cost basis, were reclassified to Investments in Unconsolidated Subsidiaries. Multiple observable inputs were not available for use in valuing these investments at June 30, 2010.
     Transfers from Level 3 into Level 2 for the three and six months ended June 30, 2010 include:
•	A commercial mortgage-backed security valued at $1 million. Multiple observable inputs were available for use in valuing the securities at June 30, 2010. Such information was not available for valuing the bonds at March 31, 2010.

•	Beneficially owned asset-backed securities held in a private investment fund carried in other investments were previously 100% categorized as Level 3 because valuations were determined by the fund manager using various methodologies, not all of which were based on multiple observable inputs. During the second quarter of 2010 the fund manager provided additional information regarding the valuation methodologies followed, and assets (having a combined fair value of $10.7 million) valued using multiple observable inputs were transferred to the Level 2 category.

•	A corporate bond valued at $161,000. There was no active market for the bond or a nearly identical bond during 2009. Market activity increased during the first quarter of 2010, which provided multiple observable inputs that could be used to value the bond.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)

	June 30, 2011
	Level 3 Fair Value Measurements — Liabilities
	2019	Interest
	Note	rate swap
(In thousands)	Payable	agreement	Total

Balance March 31, 2011	$15,555	$3,415	$18,970
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	389	437	826
Included in other comprehensive income	—	—	—
Settlements	(81)	—	(81)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2011	$15,863	$3,852	$19,715

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$389	$437	$826

	June 30, 2011
	Level 3 Fair Value Measurements — Liabilities
	2019	Interest
	Note	rate swap
(In thousands)	Payable	agreement	Total

Balance December 31, 2010	$15,616	$3,658	$19,274
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	408	194	602
Included in other comprehensive income	—	—	—
Settlements	(161)	—	(161)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2011	$15,863	$3,852	$19,715

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$408	$194	$602

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)

	June 30, 2010
	Level 3 Fair Value Measurements — Liabilities
	2019	Interest
	Note	rate swap
(In thousands)	Payable	agreement	Total
Balance March 31, 2010	$15,296	$3,175	$18,471
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	(113)	1,109	996
Included in other comprehensive income	—	—	—
Settlements	(76)	—	(76)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2010	$15,107	$4,284	$19,391

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(113)	$1,109	$996

	June 30, 2010
	Level 3 Fair Value Measurements — Liabilities
	2019	Interest
	Note	rate swap
(In thousands)	Payable	agreement	Total
Balance December 31, 2009	$14,740	$2,937	$17,677
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	518	1,347	1,865
Included in other comprehensive income	—	—	—
Settlements	(151)	—	(151)
Transfers in	—	—	—
Transfers out	—	—	—

Balance June 30, 2010	$15,107	$4,284	$19,391

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$518	$1,347	$1,865

Fair Value Option Elections
     The 2019 Note Payable and a related interest rate swap agreement (the Swap) are measured at fair value on a recurring basis, with changes in the fair value of each liability recorded in net realized gains (losses). ProAssurance assumed both liabilities as part of a previous acquisition. The fair value option was elected for the 2019 Note Payable and the Swap because valuation at fair value better reflects the economics of the related liabilities and eliminates the inconsistency that would otherwise result from carrying the 2019 Note Payable on an amortized cost basis and the Swap at fair value.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
3. Fair Value Measurement (continued)
Financial Instruments Not Measured At Fair Value
     Financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Other investments	$35,979	$43,247	$38,078	$44,387
Investment in unconsolidated subsidiaries	91,758	101,087	63,642	66,862
BOLI	51,421	51,421	50,484	50,484
Other assets	10,028	10,028	7,743	7,743

Financial liabilities:
Trust Preferred Securities	$22,992	$22,992	$22,992	$22,992
Surplus Notes due May 2034	12,000	12,000	12,000	12,000
Note Payable due February 2012	506	522	496	521
Other liabilities	18,931	18,893	22,367	21,837
     Other Investments listed in the table above primarily includes investments in limited liability partnerships, investments in Federal Home Loan Bank (FHLB) common stock, and an annuity investment. The fair value of the private investment fund is estimated as the net asset value provided by the underlying fund. The fair value of the FHLB common stock is estimated as the carrying value of the investment as it is the amount we would receive if we cancel our membership; the investment has been determined not to have suffered an OTTI and the membership cannot be sold. The fair value of the annuity is the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
     Investment in Unconsolidated Subsidiaries consists primarily of investments in tax credit partnerships, and an investment in a development stage limited liability company. Fair values of investments in tax credit partnerships are based on the present value of the cash flows expected to be generated by the partnerships discounted at rates for investments with similar risk structures and repayment periods. The fair value of the interest in the development stage entity is estimated at our initial capital contribution which occurred less than one year ago and represented an arm’s length transaction between market participants.
     The fair value of the BOLI is the cash surrender value associated with the policies on the valuation date.
     Other Assets and Other Liabilities primarily consist of related investment assets and liabilities associated with funded deferred compensation agreements. Included in Other Liabilities are also certain contractual liabilities associated with business combinations completed in 2009 and 2010. Fair values of the funded deferred compensation assets/liabilities are based on the net asset value of the underlying securities. The fair values of the business combination liabilities are based on the present value of the expected cash flows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
4. Investments
     The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$285,282	$9,960	$(498)	$294,744
U.S. Agency obligations	68,365	4,527	(15)	72,877
State and municipal bonds	1,111,660	55,247	(739)	1,166,168
Corporate bonds	1,304,584	57,932	(4,111)	1,358,405
Residential mortgage-backed securities	550,437	27,450	(2,189) *	575,698
Commercial mortgage-backed securities	86,127	3,953	(41)	90,039
Other asset-backed securities	76,246	933	(26)	77,153

	3,482,701	160,002	(7,619)	3,635,084
Equity securities	137	18	—	155

	$3,482,838	$160,020	$(7,619)	$3,635,239

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Fixed maturities
U.S. Treasury obligations	$219,631	$7,519	$(1,242)	$225,908
U.S. Agency obligations	64,804	4,113	(39)	68,878
State and municipal bonds	1,204,327	44,047	(4,450)	1,243,924
Corporate bonds	1,287,842	52,757	(7,335)	1,333,264
Residential mortgage-backed securities	549,543	25,409	(5,114) *	569,838
Commercial mortgage-backed securities	95,758	3,663	(35)	99,386
Other asset-backed securities	61,314	1,373	(131)	62,556

	3,483,219	138,881	(18,346)	3,603,754
Equity securities	2,438	1,212	(13)	3,637

	$3,485,657	$140,093	$(18,359)	$3,607,391

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $3.4 million at June 30, 2011 and $4.1 million at December 31, 2010.
     The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

	June 30, 2011
				Due after five
		Due in one year or	Due after one year	years through ten	Due after
(In thousands)	Amortized Cost	less	through five years	years	ten years	Total Fair Value

Fixed maturities, available for sale
U.S. Treasury obligations	$285,282	$20,071	$173,415	$97,580	$3,678	$294,744
U.S. Agency obligations	68,365	3,063	40,050	29,491	273	72,877
State and municipal bonds	1,111,660	34,363	326,371	559,048	246,386	1,166,168
Corporate bonds	1,304,584	140,256	690,758	508,789	18,602	1,358,405
Residential mortgage-backed securities	550,437					575,698
Commercial mortgage-backed securities	86,127					90,039
Other asset-backed securities	76,246					77,153

	$3,482,701					$3,635,084

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
4. Investments (continued)
     Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2011.
     At June 30, 2011, ProAssurance has available-for-sale securities with a fair value of $28.1 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $27.4 million that are pledged as collateral security for the 2019 Note Payable (see Note 9).
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
Other Investments
     ProAssurance has Other Investments comprised of the following:

	June 30	December 31
(In millions)	2011	2010

Equity interests in private investment funds, at cost; estimated fair value of $36.8 and $37.5, respectively	$29.6	$31.2
FHLB capital stock, at cost	4.7	5.2
Other, principally an annuity, at amortized cost	1.7	1.7

	$36.0	$38.1

     FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
Unconsolidated Subsidiaries
     ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value
	June 30	December 31	Percentage Ownership
(In millions)	2011	2010	June 30, 2011
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	$90.0	$60.3	<20%
Other business interest	1.8	3.4	<50%
Private investment fund-primarily invested in long/short equities	18.1	18.8	<20%
Private investment fund-primarily invested in non-public equities	7.0	6.3	<20%

	$116.9	$88.8

     Investments in tax credit partnerships are comprised of multiple separate limited partnership interests designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. The $90.0 million carrying value in the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $61 million was not yet funded as of June 30, 2011.
     The other business interest is a non-controlling interest in a development stage limited liability company. The start-up phase is expected to continue through 2011 and into 2012.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
4. Investments (continued)
     The long/short equity fund targets absolute returns using a strategy designed to take advantage of event-driven market opportunities.
     The non-public equity fund holds diversified private equities and is structured to provide capital appreciation.
Investments Held in a Loss Position
     The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2011 and December 31, 2010, including the length of time the investment has been held in a continuous unrealized loss position.

	June 30, 2011
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$47,652	$(498)	$47,652	$(498)	$—	$—
U.S. Agency obligations	2,535	(15)	2,535	(15)	—	—
State and municipal bonds	49,072	(739)	41,142	(394)	7,930	(345)
Corporate bonds	180,392	(4,111)	177,534	(3,559)	2,858	(552)
Residential mortgage-backed securities	61,285	(2,189)	52,857	(730)	8,428	(1,459)
Commercial mortgage-backed securities	8,267	(41)	5,246	(3)	3,021	(38)
Other asset-backed securities	9,282	(26)	8,874	(8)	408	(18)

	$358,485	$(7,619)	$335,840	$(5,207)	$22,645	$(2,412)

Equity securities, available for sale	$—	$—	$—	$—	$—	$—

Other investments
Equity interests in private investment funds carried at cost of $0.9 million	$737	$(203)	$737	$(203)	$—	$—

	December 31, 2010
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$61,127	$(1,242)	$61,127	$(1,242)	$—	$—
U.S. Agency obligations	6,340	(39)	6,340	(39)	—	—
State and municipal bonds	199,079	(4,450)	191,157	(3,893)	7,922	(557)
Corporate bonds	287,418	(7,335)	275,808	(5,695)	11,610	(1,640)
Residential mortgage-backed securities	121,956	(5,114)	105,193	(1,927)	16,763	(3,187)
Commercial mortgage-backed securities	7,507	(35)	6,537	(5)	970	(30)
Other asset-backed securities	11,692	(131)	11,246	(103)	446	(28)

	$695,119	$(18,346)	$657,408	$(12,904)	$37,711	$(5,442)

Equity securities, available for sale	$499	$(13)	$335	$(3)	$164	$(10)

Other investments
Equity interests in private investment funds carried at cost of $19.7 million	$19,298	$(401)	$—	$—	$19,298	$(401)

     As of June 30, 2011, there were 228 debt securities (8.9% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 174 issuers. The single greatest unrealized loss position is approximately $0.8 million; the second greatest unrealized loss position is approximately $0.4 million. The securities were evaluated for impairment as of June 30, 2011.
     As of December 31, 2010, there were 510 debt securities (19% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 309 issuers. The single greatest unrealized loss position approximated $0.8 million; the second greatest unrealized loss position approximated $0.6 million. The securities were evaluated for impairment as of December 31, 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
4. Investments (continued)
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
     At June 30, 2011 fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions.
Net Investment Income
     Net investment income by investment category is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2011	2010	2011	2010

Fixed maturities	$36,682	$36,700	$72,634	$74,396
Equities	186	238	416	456
Short-term investments	17	61	73	164
Other invested assets	575	1,054	1,564	1,606
Business owned life insurance	472	413	936	821

	37,932	38,466	75,623	77,443
Investment expenses	(1,635)	(1,385)	(3,166)	(2,734)

Net investment income	$36,297	$37,081	$72,457	$74,709

Net Realized Investment Gains (Losses)
     Net realized investment gains (losses) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2011	2010	2011	2010

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(319)	$—	$(769)	$(23)
Corporate bonds	—	—	—	—
Equities	—	—	—	—
Equity interest in a private investment fund	(746)	—	(2,133)	(3,373)
High yield asset-backed securities	—	(4,912)	—	(8,983)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(113)	—	(681)	6
High yield asset-backed securities	—	(2,128)	—	—

Net impairment losses recognized in earnings	(1,178)	(7,040)	(3,583)	(12,373)
Gross realized gains, available-for-sale securities	5,664	7,981	10,292	10,097
Gross realized (losses), available-for-sale securities	(1,113)	(141)	(1,357)	(201)
Net realized gains (losses), short-term	—	—	—	—
Net realized gains (losses), trading securities	223	4,092	2,915	4,900
Change in unrealized holding gains (losses), trading securities	(570)	(7,397)	(1,341)	(6,462)
Increase in the fair value of liabilities carried at fair value	(826)	(996)	(602)	(1,866)

Net realized investment gains (losses)	$2,200	$(3,501)	$6,324	$(5,905)

     ProAssurance recognized impairments of $2.1 million in 2011 related to an interest in a private investment fund, accounted for on a cost basis. The fund has notified ProAssurance of its intention to be sold publicly in the next few months, and the Company has reduced the carrying value of its interest in the fund to reflect the expected market value of the assets.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
4. Investments (continued)
     ProAssurance recognized credit-related impairments in earnings of $1.5 million in 2011, related to residential mortgage-backed securities. Expected future cash flows were less than ProAssurance’s carrying value for these securities; therefore, ProAssurance reduced the carrying value of its interest in these securities and recognized the loss in its 2011 net income.
     The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in Other Comprehensive Income.

Six Months
	Three Months Ended	Ended
(In thousands)	June 30, 2011	June 30, 2011

Balance beginning of period	$5,334	$4,446
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	394	1,282
Reductions due to:
Securities sold during the period (realized)	—	—
Securities which will be sold in coming periods	—	—
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—

Balance June 30, 2011	$5,728	$5,728

     Proceeds from the sales of available-for-sale securities during the three and six months ended June 30, 2011 are $141.4 million and $310.9 million, respectively, as compared to $248.4 million and $393.3 million for the same respective periods of 2010. Purchases of available-for-sale securities are $200.7 million and $452.7 million during the three and six months ended June 30, 2011, respectively, as compared to $219.9 million and $458.3 million for the same respective periods of 2010.
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
     ProAssurance files income tax returns in the U.S. federal jurisdiction and various states. The Internal Revenue Service has completed an examination of the Company’s 2005 through 2008 returns (the 2005-2008 exam) and has begun an examination of the 2009 return. The 2005-2008 exam principally resulted in delaying the deductibility of certain bonus compensation which increased taxes due for the 2007 and 2008 tax years but decreased taxes due for the 2009 tax year by an offsetting amount, the effect of which had previously been recorded as an uncertain tax position. The 2005-2008 exam resulted in no adjustment to tax expense (exclusive of interest accruals) and no penalties or fines. Upon finalization of the 2005-2008 exam, uncertain tax positions totaling $8.3 million were deemed effectively settled and were reversed (along with approximately $324,000 of related accrued interest) in the first quarter of 2011. The Company’s Illinois state tax returns for the years 2006 through 2008 are currently under examination by the Illinois Department of Revenue.
     ProAssurance’s liability for unrecognized tax benefits is $253,000 at June 30, 2011 and $8.3 million at December 31, 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
6. Deferred Policy Acquisition Costs
     Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
     Amortization of deferred policy acquisition costs are $14.6 million and $29.0 million for the three and six months ended June 30, 2011, respectively, and $14.7 million and $29.0 million for the three and six months ended June 30, 2010, respectively.
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
     ProAssurance recognized favorable net loss development of $50.2 million and $90.2 million related to previously established reserves for the three and six months ended June 30, 2011, respectively. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2009 accident years.
     For the three and six months ended June 30, 2010, ProAssurance recognized favorable net loss development of $37.5 million and $62.5 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2008.
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
     As a result of its acquisition of APS, ProAssurance assumed risk of loss related to certain non-claims related legal actions previously asserted against APS subsidiaries. ProAssurance included a liability of $5.6 million related to these actions as a component of the fair value of assets acquired and liabilities assumed in the purchase price allocation. The value of the reserve was based on management’s assessment of the expected outcome of the actions and a reasonable estimate of losses expected to be incurred. In the best judgment of management the reserve amount continues to be adequate, and expected ultimate losses, net of estimated recoveries, are not expected to exceed the reserve amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
8. Commitments and Contingencies (continued)
     ProAssurance has commitments to fund $61 million in capital contributions to tax credit partnerships. Funding of the commitments is primarily expected to occur in 2011 and 2012; additional information regarding tax credit partnership investments is provided in Note 4. ProAssurance has also entered into agreements with several limited liability partnerships, totaling approximately $54 million at June 30, 2011, to be funded within the next five years as requested by the partnership.
9. Long-term Debt
     ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	June 30	December 31
	2011	2010

Trust Preferred Securities due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at June 30, 2011).	$22,992	$22,992
Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly (4.1% at June 30, 2011).	12,000	12,000
Note Payable due February 2019, carried at fair value, principal of $17.3 million at June 30, 2011 and $17.4 million at December 31, 2010. Secured by available-for-sale securities having a fair value at June 30, 2011 of approximately $27.4 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	15,863	15,616
Note Payable due February 2012, unsecured, principal of $517,000 net of an unamortized discount of $11,000 at June 30, 2011 and $21,000 at December 31, 2010. Bears interest at the U.S. prime rate, paid and adjusted quarterly (3.3% at June 30, 2011).	506	496

	$51,361	$51,104

Interest Rate Swap
     ProAssurance, through its PICA subsidiary, is party to an interest rate swap agreement (the Swap) with the issuing bank of the Note Payable due February 2019 (the 2019 Note Payable). The purpose of the Swap is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The Swap, which terminates February 1, 2019, effectively fixes the interest rate related to the 2019 Note Payable at 6.6%. The notional amount of the Swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the Swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The liability associated with the Swap is measured at fair value on a recurring basis which approximates $3.9 million at June 30, 2011 and $3.7 million at December 31, 2010. The Swap liability is classified as a part of other liabilities.
Revolving Credit Agreement
     On April 15, 2011 ProAssurance entered into a revolving credit agreement (the “Agreement”) with five participating lenders. The Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Agreement; aggregate outstanding borrowings are not permitted to exceed $150 million at any time. All borrowings are required to be repaid prior to the expiration date of the Agreement (April 15, 2014). ProAssurance will pay a commitment fee during the term of the agreement, initially set at 25 basis points, based on the average unused portion of the credit line and ProAssurance’s credit ratings. The interest rate applicable to borrowings under the Agreement will

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
9. Long-term Debt (continued)
depend upon ProAssurance’s credit ratings at the time funds are borrowed, and on whether the borrowing is secured or unsecured. The Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the Agreement carries the following financial covenants:
(1)	ProAssurance is not permitted to have a leverage ratio of Consolidated Funded Indebtedness (principally, obligations for borrowed money, obligations evidenced by instruments such as notes or acceptances, standby and commercial Letters of Credit, and contingent obligations) to Consolidated Total Capitalization (principally, total non-trade liabilities on a consolidated basis plus consolidated shareholders’ equity, exclusive of accumulated other comprehensive income) greater than 0.35 to 1.0, determined at the end of each fiscal quarter.

(2)	ProAssurance is required to maintain a minimum net worth of not less than the sum of 75% of Consolidated Net Worth (consolidated shareholders’ equity, exclusive of accumulated other comprehensive income) at December 31, 2010, plus 50% of consolidated net income earned each fiscal quarter, if positive, beginning with the quarter ending March 31, 2011, plus 100% of net cash proceeds resulting from the issuance of ProAssurance capital stock.
Funds borrowed under the terms of the Revolving Credit Agreement will be used for general corporate purposes, including, but not limited to, use as short-term working capital, funding for share repurchases as authorized by the Board, and for support of other activities ProAssurance enters into in the normal course of business. To date, ProAssurance has not borrowed any funds under the Agreement.
Covenant Compliance
     ProAssurance is currently in compliance with all covenants.
Additional Information
     For additional information regarding the terms of ProAssurance’s outstanding long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2010 Form 10-K.
10. Shareholders’ Equity
     At June 30, 2011 and December 31, 2010, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
     At June 30, 2011 approximately $194.0 million in prior authorizations from the Board for the repurchase of common shares or the retirement of outstanding debt remains available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
     ProAssurance reacquired approximately 259,000 common shares, having a total cost of $15.4 million, during the six months ended June 30, 2011, all in the first quarter, including 7,000 forfeited employer match shares (cost basis of $444,000) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan. ProAssurance repurchased approximately 674,000 common shares, having a total cost of $39.2 million, during the six months ended June 30, 2010, all in the second quarter.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
10. Shareholders’ Equity (continued)
     Share-based compensation expense is $2.0 million and $3.7 million for the three and six months ended June 30, 2011, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively. Related tax benefits are $0.7 million and $1.3 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2010, respectively.
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
     Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the three- and six-month periods ended June 30, 2011, and for the three-month period ended June 30, 2010. Approximately 116,000 of ProAssurance’s outstanding options, on average, were not dilutive for the six-month period ended June 30, 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
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
     The entities consist of 1) private investment funds formed for the purpose of achieving diversified equity and debt returns, 2) private investment funds formed to provide investment returns through the transfer of tax credits (principally federal or state tax credits related to federal low-income housing) and 3) a limited liability interest in a development stage business operation. In those instances where ProAssurance holds a minor interest in the entity, ProAssurance accounts for its interest on a cost basis. Cost basis investments are included in Other Investments and have a carrying value of $29.6 million and $31.2 million at June 30, 2011 and December 31, 2010, respectively. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $116.9 million at June 30, 2011 and $88.8 million at December 31, 2010.

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
     We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2011 all ceded contracts are accounted for as risk transferring contracts.
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
Investment Valuations
     We record a substantial portion of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) is as follows:

	Distribution by
	GAAP Fair Value Hierarchy			June 30, 2011
	Level 1	Level 2	Level 3	Total Investments

Fair Value	4%	90%	1%	95%
Cost or cash surrender value				5%

Total Investments				100%

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
Level 1 Investments
     As of June 30, 2011, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
Level 2 Investments
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
Level 3 Investments
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
     We hold interests in private investment funds which hold debt and equity securities. We value these investments, which at June 30, 2011 total $25.1 million or less than 1% of total investments, based on quarterly net asset values provided to us by fund managers, which approximate fair value. In accordance with GAAP, for disclosure purposes we classify interests valued in this manner as Level 3 securities.

Other Investments
     Our investments that are not valued at fair value include:
•	Interests in private investment funds having a carrying value of $29.6 million at June 30, 2011; valued at cost.

•	Business owned life insurance policies having a carrying value of $51.4 million at June 30, 2011, valued at cash surrender value.

•	Interests in tax credit partnerships having a carrying value of approximately $90.0 million at June 30, 2011; valued under the equity method.

•	An other business interest that has a carrying value of $1.8 million at June 30, 2011; valued under the equity method based on the latest financial statements of the entity.

•	FHLB capital stock having a carrying value of $4.7 million at June 30, 2011; valued at cost.

•	Other investments having a carrying value at $1.7 million at June 30, 2011; valued at cost.
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
     For debt securities, we consider whether we expect to fully recover the amortized cost basis of the security, based upon consideration of some or all of the following:
•	third party research and credit rating reports;

•	the current credit standing of the issuer, including credit rating downgrades;

•	extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

•	our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments with a similar structure;

•	for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan;

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date; and

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
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
     We also evaluate our holdings of FHLB securities for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the reported operating results of the current period.
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

Accounting Changes
     We are not aware of any changes as of June 30, 2011 that would have a material impact on ProAssurance’s results of operations or financial position.
Liquidity and Capital Resources and Financial Condition
Overview
     ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. At June 30, 2011, we held cash and liquid investments of approximately $97.5 million outside of our insurance subsidiaries that are available for use without regulatory approval. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $248 million over the course of 2011 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. Through the six months ended June 30, 2011, none of the permitted dividends have been paid.
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

Cash Flows
     The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries.
     Our operating activities provided positive cash flows of approximately $53.0 million and $75.9 million for the six months ended June 30, 2011 and 2010, respectively. Operating cash flows for 2011 and 2010 compare as follows:

Cash Flow
(In millions)	Increase (Decrease)
Cash provided by operating activities six months ended June 30, 2010	$76
Increase (decrease) in operating cash flows for the six months ended June 30, 2011:
Decrease in premium receipts (1)	(19)
Increase in payments to reinsurers (2)	(9)
Decrease in losses paid (3)	24
Decrease in reinsurance recoveries (4)	(12)
Increase in Federal and state income tax payments (5)	(12)
Cash flows attributable to our APS subsidiary	7
Other amounts not individually significant, net	(2)

Cash provided by operating activities six months ended June 30, 2011	$53

(1)	The decline in premium receipts primarily reflects the $10.0 million reduction in gross written premiums at our subsidiaries other than APS. Written premiums associated with two-year term policies increased by approximately $6.9 million for the six-month period ended 2011 as compared to 2010, while approximately half of the written amount is not scheduled to be collected until 2012. Additionally, in 2011 more of our insureds have elected to take advantage of payment plans offered to them.

(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)	The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

(4)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying loss payments.

(5)	The increase in tax payments primarily reflects:
•	A $9.4 million increase in estimated tax payments during 2011 as compared to 2010.

•	Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service. For additional information regarding the Internal Revenue Service audits, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

These increases in tax payments were offset by a $3.6 million increase in federal tax refunds from capital loss carry-backs received in 2011 as compared to 2010.

Investment Exposures
     The following table provides summarized information regarding our investments as of June 30, 2011:

		Unrealized Gains (Losses)
		Included in Carrying Value
	Carrying			Average	% Total
(In thousands)	Value	Gains	Losses	Rating	Investments

Fixed Maturities
Government
U.S. Treasury	$294,744	$9,960	$(498)	AAA	7%
U.S. Agency	72,877	4,527	(15)	AAA	2%

Total government	367,621	14,487	(513)	AAA	9%

State and Municipal Bonds	1,166,168	55,247	(739)	AA	29%

Corporate Bonds
Financial institutions	345,807	11,162	(1,479)	A+	9%
FDIC insured	61,754	670	—	AAA	2%
Communications	55,111	2,322	(36)	BBB+	1%
Utilities	95,487	4,174	(885)	A-	2%
Energy	55,829	4,034	(30)	A-	1%
Industrial	649,336	32,165	(1,479)	A-	16%
Transportation	24,920	1,568	(15)	BBB+	1%
Other	70,161	1,837	(187)	AA	2%

Total corporate bonds	1,358,405	57,932	(4,111)	A	34%

Asset-backed Securities
Agency mortgage-backed securities	541,685	26,251	(596)	AAA	14%
Non-agency mortgage-backed securities	18,728	439	(127)	BB+	<1%
Subprime (1)	9,059	265	(1,232)	BBB	<1%
Alt-A (2)	6,226	495	(234)	B+	<1%
Commercial mortgage-backed securities	90,039	3,953	(41)	AAA	2%
Credit card	21,909	191	(3)	AAA	1%
Automobile	41,034	343	(5)	AAA	1%
Other	14,210	399	(18)	AA+	<1%

Total asset-backed securities	742,890	32,336	(2,256)	AA+	19%

Total fixed maturities	3,635,084	160,002	(7,619)	AA-	91%

Equities
Equity
Financial	5,414	16	—		<1%
Energy	7,092	—	—		<1%
Consumer cyclical	1,698	—	—		<1%
Consumer non-cyclical	6,535	—	—		<1%
Technology	2,707	—	—		<1%
Industrial	3,337	2	—		<1%
Communications	2,489	—	—		<1%
Index funds	4,638	—	—		<1%
All Other	2,522	—	—		<1%

Total equities	36,432	18	—		1%

Short-Term	128,901	—	—		3%

Business-owned life insurance (BOLI)	51,421	—	—	AA-	1%

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	89,960	—	—		2%
Other business interest	1,798	—	—		<1%
Private fund—primarily invested in long/short equities	18,152	—	—		<1%
Private fund—primarily invested in non-public equities	6,975	—	—		<1%

Total investment in unconsolidated subsidiaries	116,885	—	—		3%

Other Investments
FHLB capital stock	4,721	—	—		<1%
Private fund—primarily invested in distressed debt	17,567	—	—		<1%
Private fund—primarily invested in long/short equities	11,010	—	—		<1%
Other	1,741	—	—		<1%
Private Equity Fund	940	—	—		<1%

Total other investments	35,979	—	—		1%

Total Investments	$4,004,702	$160,020	$(7,619)		100%

(1)	$0.9 million are AA, $6.1 million are BBB, $2.1 million are B or below

(2)	$1.3 million are AA, $0.2 million are A, $0.3 million are BBB, $4.4 million are CCC or below

     A detailed listing of our investment holdings as of June 30, 2011 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.
     We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive we anticipate that between $40 million and $100 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through the Federal Home Loan Banking system and a $150 million credit facility, as discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.
     Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 97% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2011 is 4.1 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.9 years.
     We have increased our investment in tax credit limited partnerships by an additional $32 million during the first six months of 2011. These investments are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. The $90.0 million carrying value of the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $61 million has not yet been funded as of June 30, 2011.
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

Debt
     Our long-term debt as of June 30, 2011 is comprised of the following:

				Carrying Value
($ in thousands)	Contractual Rate		Outstanding Principal	June 30, 2011

Trust Preferred Securities due 2034	4.1	%(1)	$22,992	$22,992
Surplus Notes due May 2034	4.1	%(1)	12,000	12,000
Note Payable due February 2019 (2)	6.6	%(3)	17,275	15,863
Note Payable due February 2012	3.3	%(4)	517	506

				$51,361

(1)	Adjusted quarterly based on LIBOR.

(2)	The 2019 Note Payable is valued at fair value. See Note 9.

(3)	A related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 9.

(4)	Adjusted quarterly based on the U.S. prime rate.
     All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes.
     During the second quarter of 2011, we entered into a revolving credit agreement that expires April 15, 2014. The agreement allows us to borrow up to $150 million that would be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. To date, we have not borrowed any funds under the agreement.
     ProAssurance is currently in compliance with all covenants. Additional information regarding our debt is provided in Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Treasury Shares
     We reacquired approximately 259,000 common shares having a total cost of $15.4 million during the six-month period ended June 30, 2011, all in the first quarter, including approximately 7,000 forfeited employer match shares (cost basis of $444,000) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan. Additional information regarding the termination of the ProAssurance Corporation Stock Ownership Plan is provided in Note 10 of the Notes to the Condensed Consolidated Financial Statements.
     At June 30, 2011 we have approximately $194.0 million in prior authorizations from our Board of Directors available for use for the repurchase of common shares or the retirement of outstanding debt.
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
Overview of Results—Three and Six Months Ended June 30, 2011 and 2010
     Net income is $55.1 million and $102.8 million for the three and six months ended June 30, 2011, respectively, as compared to $40.4 million and $78.5 million for the same respective periods in 2010. Net income per diluted share is $1.79 and $3.33 for the three and six months ended June 30, 2011, respectively, as compared to $1.23 and $2.40 for the same respective periods in 2010.
     Results from the three and six months ended June 30, 2011 and 2010 compare as follows:
Premiums
     Net premiums earned increased by $11.7 million or 9.3% and $20.3 million or 8.2% for the 2011 three-and six-month periods, respectively, including $14.5 million and $28.9 million, respectively, attributable to the acquisition of APS. Our results reflect the effects of a competitive market place and rate reductions that reflect improved loss trends.
Net Investment Income; Net Realized Investment Gains (Losses)
     Our 2011 net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $4.0 million or 10.6% for the three-month period and decreased by $9.8 million or 12.5% for the six-month period.
     Net realized investment gains in 2011 are $2.2 million and $6.3 million for the three-and six-month periods, respectively, as compared to net realized losses of $3.5 million and $5.9 million for the same respective periods in 2010.
Expenses
     Current accident year net losses increased by $8.6 million or 8.1% for the 2011 three-month period and increased by $15.3 million or 7.3% for the 2011 six-month period. Approximately $10.7 million and $20.5 million of the increase for the three-and six-month periods, respectively, is attributable to the acquisition of APS. We reduced net losses by $50.2 million and $90.2 million for the 2011 three-and six-month periods, respectively, and by $37.5 million and $62.5 million for the same respective periods in 2010 as a result of our quarterly re-evaluation of net losses incurred for prior accident years.
     Underwriting, policy acquisition and operating expenses increased in 2011 as compared to 2010 by $1.2 million or 3.9% and $5.7 million or 9.1% for the three-and six-month periods, respectively, reflecting the acquisition of APS, which added expenses of approximately $2.5 million and $6.4 million for the three-and six-month periods, respectively.
Ratios
     Our net loss ratio decreased in 2011 by 7.6 points for the three-month period, and decreased 9.1 points for the six-month period, primarily because favorable development was higher in 2011 as compared to 2010. Approximately 1.0 point and 1.7 points of the decrease for the three-and six-month periods, respectively, relates to a lower loss ratio for the business acquired in the APS transaction.
     Our 2011 underwriting expense ratio reflects a 0.5 point decrease for the three-month period and a 0.3 point increase for the six-month period. The three-and the six-month periods reflect reductions of 0.7 points and 0.3 points, respectively, attributable to the effect of the business acquired from APS.
     Our operating ratio declined in 2011 by 5.0 points for the three-month period, reflecting the improved net loss ratio and expense ratio, offset by lower investment income. Our operating ratio declined by 5.7 points for the six-month period, reflecting the improved net loss ratio, offset by a higher expense ratio and lower investment income.
     Return on equity is 11.4% and 10.8% for the three- and six-month periods of 2011, respectively, on an annualized basis.
Book Value per Share
     Our book value per share at June 30, 2011 is $64.28 compared to $60.35 at December 31, 2010. The change reflects our 2011 income, the increase in accumulated other comprehensive income and a benefit from share repurchases. Due to the size of our Shareholders’ Equity (approximately $2.0 billion at June 30, 2011), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.
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
     The following table is a reconciliation of Net income to Operating income:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share data)	2011	2010	2011	2010

Net income	$55,096	$40,381	$102,790	$78,493
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(2,200)	3,501	(6,324)	5,905
Guaranty fund assessments (recoupments)	(15)	(616)	(58)	(750)

Pre-tax effect of exclusions	(2,215)	2,885	(6,382)	5,155

Tax effect, at 35%	775	(1,010)	2,234	(1,804)

Operating income	$53,656	$42,256	$98,642	$81,844

Per diluted common share:
Net income	$1.79	$1.23	$3.33	$2.40
Effect of exclusions	(0.05)	0.06	(0.13)	0.10

Operating income per diluted common share	$1.74	$1.29	$3.20	$2.50

Results of Operations—Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010
     Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended			Six Months Ended
	June 30			June 30
($ in thousands, except share data)	2011	2010	Change	2011	2010	Change

Revenues:
Gross premiums written	$115,302	$98,522	$16,780	$276,115	$255,699	$20,416

Net premiums written	$107,011	$88,868	$18,143	$256,894	$234,089	$22,805

Premiums earned	$142,409	$135,933	$6,476	$283,783	$270,204	$13,579
Premiums ceded	(5,346)	(10,535)	5,189	(14,643)	(21,379)	6,736

Net premiums earned	137,063	125,398	11,665	269,140	248,825	20,315
Net investment income	36,297	37,081	(784)	72,457	74,709	(2,252)
Equity in earnings (loss) of unconsolidated subsidiaries	(2,416)	839	(3,255)	(3,780)	3,825	(7,605)
Net realized investment gains (losses)	2,200	(3,501)	5,701	6,324	(5,905)	12,229
Other income	1,685	1,683	2	4,273	4,005	268

Total revenues	174,829	161,500	13,329	348,414	325,459	22,955

Expenses:
Losses and loss adjustment expenses	69,394	77,170	(7,776)	146,493	165,078	(18,585)
Reinsurance recoveries	(5,041)	(8,646)	3,605	(11,717)	(17,853)	6,136

Net losses and loss adjustment expenses	64,353	68,524	(4,171)	134,776	147,225	(12,449)
Underwriting, policy acquisition and operating expenses	32,871	31,642	1,229	68,578	62,846	5,732
Interest expense	918	827	91	1,713	1,640	73

Total expenses	98,142	100,993	(2,851)	205,067	211,711	(6,644)

Income before income taxes	76,687	60,507	16,180	143,347	113,748	29,599

Income taxes	21,591	20,126	1,465	40,557	35,255	5,302

Net income	$55,096	$40,381	$14,715	$102,790	$78,493	$24,297

Earnings per share:
Basic	$1.80	$1.25	$0.55	$3.36	$2.42	$0.94

Diluted	$1.79	$1.23	$0.56	$3.33	$2.40	$0.93

Net loss ratio	47.0%	54.6%	(7.6)	50.1%	59.2%	(9.1)
Underwriting expense ratio	24.0%	24.5%	(0.5)	24.9%	24.6%	0.3

Combined ratio	71.0%	79.1%	(8.1)	75.0%	83.8%	(8.8)

Operating ratio	44.5%	49.5%	(5.0)	48.1%	53.8%	(5.7)

Return on equity*	11.4%	9.1%	2.3	10.8%	9.0%	1.8

*	Annualized
     In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.
     As required by GAAP, our results include acquired entities only for the portion of the reporting period that is after the acquisition date. Our 2011 operating results include three and six months of APS activity for the three- and six-month periods, respectively, while our 2010 operating results do not include any APS activity. In many of the supporting tables that follow, the effect of the additional 2011 APS activity is separately disclosed.

Premiums Written
     Changes in our premium volume are driven by three primary factors: (1) the amount of new business we are able to generate, including business that comes to PRA as a result of acquisitions, (2) our retention of existing business, and (3) the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. The professional liability market remains competitive with some competitors choosing to compete primarily on price.
     Gross and net premiums written are as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2011	2010	Change		2011	2010	Change

Physician:
PRA all other	$79,689	$71,206	$8,483	11.9%	$191,949	$198,219	$(6,270)	(3.2%)
APS Acquisition	9,750	—	9,750	nm	29,576	—	29,576	nm

	89,439	71,206	18,233	25.6%	221,525	198,219	23,306	11.8%
Non-physician:
Healthcare providers
PRA all other	10,300	8,276	2,024	24.5%	22,438	19,055	3,383	17.8%
APS Acquisition	115	—	115	nm	177	—	177	nm

	10,415	8,276	2,139	25.8%	22,615	19,055	3,560	18.7%

Hospital and facility (1)	7,336	8,395	(1,059)	(12.6%)	13,585	14,869	(1,284)	(8.6%)

Other (1)	4,379	3,798	581	15.3%	9,685	8,503	1,182	13.9%

Non continuing (1)	22	2,424	(2,402)	(99.1%)	199	5,586	(5,387)	(96.4%)

Non-physician total	22,152	22,893	(741)	(3.2%)	46,084	48,013	(1,929)	(4.0%)

Tail premiums (2):
PRA all other	3,355	4,423	(1,068)	(24.1%)	7,847	9,467	(1,620)	(17.1%)
APS Acquisition	356	—	356	nm	659	—	659	nm

	3,711	4,423	(712)	(16.1%)	8,506	9,467	(961)	(10.2%)
Total Gross Premiums Written	$115,302	$98,522	$16,780	17.0%	$276,115	$255,699	$20,416	8.0%

Total Net Premiums Written
PRA all other	97,129	88,868	8,261	9.3%	227,024	234,089	(7,065)	(3.0%)
APS Acquisition	9,882	—	9,882	nm	29,870	—	29,870	nm

	$107,011	$88,868	$18,143	20.4%	$256,894	$234,089	$22,805	9.7%

(1)	APS did not contribute any premiums written to these lines of business during the three and six months ended June 30, 2011.

(2)	Includes all tail premiums.
Gross Premiums Written
Physician Premiums — PRA All Other
     We wrote approximately $8 million and $11 million of new physician business during the three and six months ended June 30, 2011, respectively, as compared to $2 million and $7 million for the three and six months ended June 30, 2010. Approximately $5.0 million of the new business in 2011 is attributable to policies written for a group of physicians affiliated with Ascension Health facilities in Michigan. Our arrangements with this group provide that the initial policies will be heavily reinsured by an affiliate of Ascension Health, and the increase to net written premiums associated with these policies is $1.3 million.
     Two-year term policies also contributed to the increase in gross written premium. Gross written premium associated with two-year term policies is $7.1 million and $12.6 million for the three and six months ended June 30, 2011, respectively, as compared to $1.6 million and $5.7 million for the same respective periods in 2010. We offer two-year term policies (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. The premium associated with both policy terms is included in written premium in the period the policy is written.
     Retention rates for our physician business have improved as compared to 2010. Our retention rate, which we calculate as retained premium divided by all premium subject to renewal, is 90% for both the three and six months ended June 30, 2011, as compared to 89% for both the three and six months ended June 30, 2010. Retention rates are affected by a number of factors. We may lose insureds to competitors or to self-insurance mechanisms (often when physicians join hospital-based practice groups) due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also due to disability or other personal reasons.
     Charged rates for our physician business renewed during the three months ended June 30, 2011 have averaged 2% lower than the expiring premium, while charged rates for the three months ended June 30, 2010 showed no change. During the six months ended June 30, 2011 and 2010, charged rates decreased an average of 3% and 1%, respectively. In general, charged rates for our podiatric physicians have increased as compared to 2010, while rates for our other physician insureds have decreased. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Physician Premiums — APS Acquisition
     Of the gross premiums written contributed by APS during the three and six months ended June 30, 2011, $0.2 million and $0.7 million is attributable to new physician business. The retention rates on this book of business are 89% and 90% for the three and six months ended June 30, 2011, respectively. Charged rates for APS physician premiums renewed during the three and six months ended June 30, 2011 showed an average decrease of 2% and 3%, respectively, compared to the premiums that expired.
Non-physician Premiums
     Our healthcare providers included in non-physician premiums are primarily dentists, chiropractors, optometrists, and allied health professionals. The 2011 increase is primarily related to allied health coverages.
     Hospital and facility premiums decreased for the three- and six-month periods of 2011. The decline reflects the same competitive pressures in this area as we are seeing in our physician business.
     Non-physician “other” premiums are primarily legal professional liability premiums. The increase in premium volume for the three- and six-month periods of 2011 principally relates to legal professional liability premiums.
     Non-continuing in the above table separately identifies premium generated by certain types of miscellaneous liability coverages which we no longer provide.
Tail Premiums
     We offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us. The amount of tail premium written and earned can vary widely from period to period.
Net Premiums Written
     The 2011 increase in net premiums written reflects the previously discussed changes to gross premiums written and an additional increase of $5.6 million for both the three-and six-month periods related to a reinsurance commutation recorded during the second quarter (see separate discussion below in Premiums Ceded). APS increased net written premiums by $9.9 million and $29.9 million for the three- and six-month periods.

Premiums Earned/Premiums Ceded

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2011	2010	Change		2011	2010	Change

Premiums earned:
PRA all other	$127,616	$135,933	$(8,317)	(6.1%)	$254,352	$270,204	$(15,852)	(5.9%)
APS Acquisition	14,793	—	14,793	nm	29,431	—	29,431	nm

	142,409	135,933	6,476	4.8%	283,783	270,204	13,579	5.0%
Premiums ceded:
PRA all other	5,007	10,535	(5,528)	(52.5%)	14,101	21,379	(7,278)	(34.0%)
APS Acquisition	339	—	339	nm	542	—	542	nm

	5,346	10,535	(5,189)	(49.3%)	14,643	21,379	(6,736)	(31.5%)
Net premiums earned:
PRA all other	122,609	125,398	(2,789)	(2.2%)	240,251	248,825	(8,574)	(3.4%)
APS Acquisition	14,454	—	14,454	nm	28,889	—	28,889	nm

	$137,063	$125,398	$11,665	9.3%	$269,140	$248,825	$20,315	8.2%

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
     Of the premiums earned contributed by APS during the three and six months ended June 30, 2011, approximately $7.0 million and $17.3 million, respectively, are attributable to premiums written prior to acquisition. Premiums written prior to our acquisition of APS that were unearned at June 30, 2011 are expected to affect premiums earned through the remainder of 2011 as follows: Quarter 3 - $2.7 million; Quarter 4 - $0.7 million.
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
     During 2011, ProAssurance commuted (terminated) certain of its reinsurance arrangements with Colisee Re (formerly AXA Reassurance S.A.) for approximately $4.3 million in cash. The effect of the commutation was to reduce Premiums Ceded by approximately $5.6 million and to reduce Reinsurance Recoveries by approximately $4.0 million.

	Three Months Ended June 30			Six Months Ended June 30
Reinsurance expense ratio:*	2011	2010	Change	2011	2010	Change

PRA all other:
Before commutation effect	8.3%	7.8%	0.5	7.7%	7.9%	(0.2)
Commutation effect	(4.4%)	—	(4.4)	(2.2%)	—	(2.2)

PRA all other	3.9%	7.8%	(3.9)	5.5%	7.9%	(2.4)
APS Acquisition	2.3%	—	nm	1.8%	—	nm
Consolidated	3.8%	7.8%	(4.0)	5.2%	7.9%	(2.7)

*	Calculated as premiums ceded as a percentage of premiums earned
     The decrease in our reinsurance expense ratio, exclusive of APS, is primarily due to the commutation recorded during the second quarter of 2011.
     The reinsurance expense ratio associated with the business acquired from APS is lower than the ratio for our other business. In recent years, largely due to the advantageous legal climate within the state of Texas, only a small percentage of APS paid losses have met reinsurance coverage limits; consequently,

APS has been able to obtain reinsurance coverage for 2010 and 2011 at favorable rates. The APS reinsurance arrangements base the amounts due to reinsurers, in part, on expected losses and the change in the ratio between the 2011 first and second quarters reflects shifts in the actuarial estimate of losses that will reach reinsurance coverage limits.
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
     Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes income from our short-term and cash equivalent investments, dividend income from equity securities, earnings from other investments and increases in the cash surrender value of business owned life insurance contracts. Investment fees and expenses are deducted from investment income.
     Net investment income by investment category is as follows:

		Three Months Ended				Six Months Ended
	June 30				June 30
($ in thousands)	2011	2010	Change		2011	2010	Change

Fixed maturities	$36,682	$36,700	$(18)	<(1%)	$72,634	$74,396	$(1,762)	(2.4%)
Equities	186	238	(52)	(21.8%)	416	456	(40)	(8.8%)
Short-term investments	17	61	(44)	(72.1%)	73	164	(91)	(55.5%)
Other invested assets	575	1,054	(479)	(45.4%)	1,564	1,606	(42)	(2.6%)
Business owned life insurance	472	413	59	14.3%	936	821	115	14.0%
Investment expenses	(1,635)	(1,385)	(250)	18.1%	(3,166)	(2,734)	(432)	15.8%

Net investment income	$36,297	$37,081	$(784)	(2.1%)	$72,457	$74,709	$(2,252)	(3.0%)

Fixed Maturities
     The decrease in income for both the three- and six-month periods primarily reflects lower yields partially offset by higher average investment balances. Further decreases in income were mitigated by higher earnings from our Treasury Inflation-Protected Securities (TIPS) of $1.1 million and $1.2 million for the 2011 three- and six-month periods, respectively. A component of TIPS yields is based on changes in the Consumer Price Index (CPI), lagged by approximately two months, and the additional TIPS earnings are attributable to an increase in the CPI during the first part of 2011. It is not generally projected that the CPI will continue to increase at the same pace for the remainder of 2011, and we do not expect our TIPS earnings to continue at the current escalated levels.
     The overall yield on our portfolio declined for the three- and the six-month periods because we were not able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Additionally, the yields on fixed maturity securities acquired in the APS transaction, after adjustment as required by GAAP purchase accounting rules, approximated market yields on the acquisition date of November 30, 2010 and lowered our average consolidated yield by approximately 10 basis points and 12 basis points for the three- and six-month periods, respectively. Average yields for our available-for-sale fixed maturity securities during 2011 and 2010 are as follows:

	Three Months Ended		Six Month Ended
	June 30		June 30
	2011	2010	2011	2010

Average income yield	4.2%	4.3%	4.2%	4.4%
Average tax equivalent income yield	4.7%	5.0%	4.7%	5.1%
     The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investment alternatives, and cash needed for acquisitions or other capital purposes. In 2011 as compared to 2010, our average investment in fixed maturities increased by approximately 3% for both the three- and six-month periods, respectively.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
     Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2011	2010	Change	2011	2010	Change

Private investment funds, currently held	$(535)	$(165)	$(370)	$15	$874	$(859)
Private investment fund, liquidated in 2010	—	1,150	(1,150)	—	3,097	(3,097)
Other business interest	(593)	—	(593)	(1,409)	—	(1,409)
Tax credit partnerships	(1,288)	(146)	(1,142)	(2,386)	(146)	(2,240)

Equity in earnings (loss) of unconsolidated subsidiaries	$(2,416)	$839	$(3,255)	$(3,780)	$3,825	$(7,605)

     We hold interests in certain private investment funds that derive earnings from trading portfolios. The performance of the funds is affected by the volatility of equity and credit markets. One fund, shown separately in the table, was liquidated in July 2010.
     Our other business interest is in a development stage limited liability company that will, in time, engage in active business operations. While we expect this investment to provide a positive return over time, operating losses are expected to continue through 2011 and into 2012 due to the start up nature of this entity. Our potential for loss is limited to the carrying amount of our investment, currently $1.8 million.
     We began investing in tax credit limited partnerships in 2010. Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $1.8 million and $3.2 million during the three and six months ended June 30, 2011, respectively, while we recognized $1.3 million and $2.4 million of amortization during the same respective periods on these investments noted in the table above.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010

Investment results, as reported:
Net investment income	$36,297	$37,081	$72,457	$74,709
Equity in earnings of unconsolidated subsidiaries	(2,416)	839	(3,780)	3,825

	33,881	37,920	68,677	78,534
Taxable equivalent adjustments for (1):
State and municipal bonds	4,836	5,724	9,842	11,895
BOLI	254	223	504	442
Dividends received deduction	168	218	376	417
Tax credit partnerships	2,831	—	4,860	—

Proforma tax-equivalent investment results	$41,970	$44,085	$84,259	$91,288

(1)	All adjustments were calculated using the 35% federal statutory tax rate.

Net Realized Investment Gains (Losses)
     The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(319)	$—	$(769)	$(23)
Corporate bonds	—	—	—	—
Equities	—	—	—	—
Equity interest in a private investment fund	(746)	—	(2,133)	(3,373)
High yield asset-backed securities	—	(4,912)	—	(8,983)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(113)	—	(681)	6
High yield asset-backed securities	—	(2,128)	—	—

Net impairment losses recognized in earnings	(1,178)	(7,040)	(3,583)	(12,373)
Net gains (losses) from sales	4,551	7,840	8,935	9,896
Trading portfolio gains (losses)	(347)	(3,305)	1,574	(1,562)
Fair value adjustments, net	(826)	(996)	(602)	(1,866)

Net realized investment gains (losses)	$2,200	$(3,501)	$6,324	$(5,905)

     We recognized impairments of $2.1 million during the six months ended June 30, 2011 and $3.4 million during the six months ended June 30, 2010 related to an interest in a private investment fund which we account for on a cost basis. The fund has notified us of its intention to be sold publicly in the next few months, and we have reduced the carrying value of our interest in the fund to reflect the expected market value of the assets.
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

     The following tables summarize calendar year net losses and net loss ratios for the three and six months ended June 30, 2011 and 2010 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended			Six Months Ended
	June 30			June 30
($ in millions)	2011	2010	Change	2011	2010	Change

Current accident year:
PRA all other	$103.9	$106.0	$(2.1)	$204.5	$209.7	$(5.2)
APS Acquisition	10.7	—	10.7	20.5	—	20.5

Consolidated	$114.6	$106.0	$8.6	$225.0	$209.7	$15.3

Prior accident years:
PRA all other	$(45.0)	$(37.5)	$(7.5)	$(80.0)	$(62.5)	$(17.5)
APS Acquisition	(5.2)	—	(5.2)	(10.2)	—	(10.2)

Consolidated	$(50.2)	$(37.5)	$(12.7)	$(90.2)	$(62.5)	$(27.7)

Calendar year:
PRA all other	$58.9	$68.5	$(9.6)	$124.5	$147.2	$(22.7)
APS Acquisition	5.5	—	5.5	10.3	—	10.3

Consolidated	$64.4	$68.5	$(4.1)	$134.8	$147.2	$(12.4)

	Net Loss Ratios*
	Three Months Ended			Six Months Ended
	June 30			June 30
	2011	2010	Change	2011	2010	Change

Current accident year:
PRA all other	84.7%	84.5%	0.2	85.1%	84.3%	0.8
APS Acquisition	73.6%	—	nm	70.8%	—	nm
Consolidated	83.6%	84.5%	(0.9)	83.6%	84.3%	(0.7)

Prior accident years:
PRA all other	(36.7%)	(29.9%)	(6.8)	(33.3%)	(25.1%)	(8.2)
APS Acquisition	(35.8%)	—	nm	(35.1%)	—	nm
Consolidated	(36.6%)	(29.9%)	(6.7)	(33.5%)	(25.1%)	(8.4)

Calendar year:
PRA all other	48.0%	54.6%	(6.6)	51.8%	59.2%	(7.4)
APS Acquisition	37.8%	—	nm	35.7%	—	nm
Consolidated	47.0%	54.6%	(7.6)	50.1%	59.2%	(9.1)

*	Net losses as specified divided by net premiums earned
     The increase in our current accident year net loss ratio, exclusive of APS, reflects an increase in our estimates of loss adjustment expenses incurred, based on results of recent actuarial evaluations. We expect lower losses related to the business acquired from APS. APS operates primarily in Texas, which is currently experiencing a favorable legal climate due to tort reform. The APS net loss ratio increased during the second quarter of 2011 as we applied a reserving approach similar to that utilized for our historical business.
     During the three and six months ended June 30, 2011, we recognized favorable loss development of $50.2 million and $90.2 million, respectively, on a net basis, related to reserves previously established for prior accident years. Principally this is due to favorable net loss development within our retained layers of coverage ($1 million and below) for accident years 2004 to 2009. Approximately $10.2 million of the six months of favorable development relates to reserves assumed in the acquisition of APS, principally for the 2010 accident year, and is based on first and second quarter 2011 claims activity which indicated claims severity had declined below our December 31, 2010 estimates.
     During the three and six months ended June 30, 2010, we recognized favorable loss development of $37.5 million and $62.5 million, respectively, on a net basis, related to our previously established (prior accident year) reserves, principally for the 2004 to 2008 accident years within our retained layers of coverage ($1 million and below).

     Substantially all of the development recognized during the first six months of 2011 and 2010 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims-made policies in both years is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.
     Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in 2010 and has been thus far in 2011.
Underwriting, Policy Acquisition and Operating Expenses
     The table below provides a comparison of 2011 and 2010 underwriting, policy acquisition and operating expenses for the three- and six-month periods ended June 30:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2011	2010	Change		2011	2010	Change

Insurance operation expenses:
PRA all other	$30,310	$30,730	$(420)	(1.4%)	$60,656	$61,127	$(471)	(0.8%)
APS Acquisition	2,519	—	2,519	nm	6,419	—	6,419	nm

	32,829	30,730	2,099	6.8%	67,075	61,127	5,948	9.7%
Agency expenses	42	912	(870)	(95.4%)	1,503	1,719	(216)	(12.6%)

	$32,871	$31,642	$1,229	3.9%	$68,578	$62,846	$5,732	9.1%

Insurance Operation Expenses
     Exclusive of the effect of the APS acquisition, insurance operation expenses for the three and six months ended June 30, 2011, reflect lower policy acquisition and operating expenses of approximately $1.0 million and $1.2 million for the three- and the six-month periods of 2011 as compared to the same periods in 2010, offset by a reduced amount of Guaranty Fund recoupments of approximately $0.6 million and $0.7 million for the same respective periods.
     Expenses associated with APS included salary and benefit expenses of approximately $0.3 million and $0.9 million for the three- and six-month periods, respectively, that are related to workforce reductions. APS policy acquisition expenses are approximately $0.5 million and $1.3 million lower for the three- and six-month periods, respectively, than would be considered normal due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed ratably over the term of the associated insurance policy.

Underwriting Expense Ratio

	Underwriting Expense Ratio *
	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	Change	2011	2010	Change

Underwriting expense ratio, consolidated	24.0%	24.5%	(0.5)	24.9%	24.6%	0.3

*	Our expense ratio computations exclude agency expenses as discussed below.
     Our underwriting expense ratio, excluding the effect of APS, increased by 0.2 points for the 2011 three-month period and by 0.6 points for the 2011 six-month period because expense reductions did not keep pace with earned premium declines. The effect of APS was to reduce our consolidated expense ratio by 0.7 points for the three-month period and 0.3 points for the six-month period. The effect of APS was less pronounced in the six-month period because APS insurance operation expenses were higher in the first quarter than in the second quarter.
Agency expenses
     We have historically operated several non-insurance subsidiaries, principally insurance agencies that generated commission and service fee revenues. Expenses of our agency operations that are associated with the generation of premium revenues by our insurance subsidiaries are included in insurance operation expenses in the above table. Expenses of our agency operations that are directly associated with external commission and service fee revenues are included in agency expenses in the above table. In 2011 we discontinued most external agency operations. The declines in agency expenses of $870,000 and $216,000 for the three- and six-month periods, respectively, reflect the discontinuation of these operations. The decline is less pronounced for the six-month period because of costs incurred in the first quarter of 2011 related to workforce reductions.
Interest Expense
     The increase in interest expense for the three and six months ended June 30, 2011 reflects commitment fees and amortization of the initial loan costs related to the credit agreement entered into during the second quarter of 2011. The credit agreement is discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.
     Interest expense by debt obligation is provided in the following table:

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2011	2010	Change	2011	2010	Change

Trust Preferred Securities due 2034	$244	$244	$—	$483	$482	$1
Surplus Notes due May 2034	126	126	—	253	249	4
Note Payable due February 2019	289	294	(5)	576	588	(12)
Revolving credit agreement	135	—	135	135	—	135
Other	124	163	(39)	266	321	(55)

	$918	$827	$91	$1,713	$1,640	$73

Taxes
     Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(4.4%)	(6.3%)	(4.7%)	(7.0%)
Tax credits	(2.4%)	—	(2.2%)	—
BOLI redemption	—	2.1%	—	1.1%
Other	—	2.5%	0.2%	1.9%

Effective tax rate	28.2%	33.3%	28.3%	31.0%

     The decrease in the effective tax rate for the three- and six-month periods is attributable to a reduced benefit from tax-exempt income, new tax credits, and, for the six-month period, the effects of BOLI redemptions in 2010. In 2011, the overall amount of tax exempt income decreased and tax exempt income represented a smaller percentage of total pretax income. Our tax credit investments generated estimated tax credits of $1.8 million and $3.2 million for the three and six months ended June 30, 2011, respectively, but no tax credits were generated by those investments for the same respective periods of 2010 (tax credits directly reduce our tax expense). We paid additional tax during 2010 related to a partial redemption of our BOLI; there were no BOLI redemptions during 2011.
     Current tax expense decreased $1.3 million and $5.1 million for the three and six months ended June 30, 2011, respectively, as compared to the same respective periods in 2010. The decrease for the three-month period reflects tax credits available in 2011 but not 2010 and additional tax paid on the BOLI redemption in 2010. The decrease for the six-month period reflects tax credits available in 2011 but not in 2010, additional tax paid on the BOLI redemption in 2010, and tax provisions enacted for 2011 which allow the deduction of additional bonus depreciation. Current tax expense for the six-month period was also reduced because we effectively settled uncertain tax positions during 2011 due to the completion of our 2005 through 2008 IRS examination, which is discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

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
     The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2011 and December 31, 2010. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

			June 30, 2011
	Interest Rate Shift in Basis Points
	(200)	(100)	Current	100	200

Fair Value (in millions):
U.S. Treasury obligations	$310	$303	$295	$286	$278
U.S. Agency obligations	76	75	73	70	68
State and municipal bonds	1,259	1,221	1,166	1,112	1,060
Corporate bonds	1,454	1,413	1,358	1,303	1,251
Asset-backed securities	768	761	743	717	687

All fixed maturity securities	$3,867	$3,773	$3,635	$3,488	$3,344

Duration:
U.S. Treasury obligations	3.13	3.54	3.68	3.60	3.53
U.S. Agency obligations	1.89	2.87	3.24	3.74	3.92
State and municipal bonds	3.01	4.21	4.62	4.73	4.78
Corporate bonds	3.29	3.80	4.11	4.03	3.95
Asset-backed securities	1.01	1.70	3.27	3.85	4.07
All fixed maturity securities	3.28	3.47	4.05	4.18	4.20

	December 31, 2010

Fair Value (in millions):
U.S. Treasury obligations	$237	$232	$226	$220	$215
U.S. Agency obligations	74	71	69	66	64
State and municipal bonds	1,367	1,308	1,244	1,181	1,122
Corporate bonds	1,428	1,383	1,333	1,281	1,232
Asset-backed securities	757	750	732	708	680

All fixed maturity securities	$3,863	$3,744	$3,604	$3,456	$3,313

Duration:
U.S. Treasury obligations	3.53	3.64	3.78	3.70	3.62
U.S. Agency obligations	3.47	3.66	3.82	3.82	3.77
State and municipal bonds	3.88	4.91	5.02	5.08	5.09
Corporate bonds	3.35	3.83	4.01	3.92	3.82
Asset-backed securities	1.84	2.25	3.02	3.56	3.81
All fixed maturity securities	3.24	3.88	4.14	4.23	4.24

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
     ProAssurance’s cash and short-term investment portfolio at June 30, 2011 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
     We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
     As of June 30, 2011, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s, and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
     We hold $1.2 billion of municipal bonds. We require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of June 30, 2011, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.
     We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (on both paid and unpaid losses) approximate $282 million at June 30, 2011 and $282 million at December 31, 2010.
Equity Price Risk
     At June 30, 2011 our equity holdings had an approximate fair value of $36.4 million, almost all of which is attributable to investments in common stocks. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 1.0. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10% to $40.0 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10% in the fair value of these securities to $32.6 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES.
     The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2011. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
U.S. Government debt ratings may be downgraded.
      If the US is downgraded below AAA, rating agencies have indicated that the debt instruments of other issuers who are dependent upon federal support and distributions, including states and local municipalities, may also be downgraded. If this proves to be the case, the average credit rating of our investment portfolio will be reduced. Due to the unpredictable nature of this situation, we are unable to provide a reliable estimate regarding the extent to which our portfolio might be affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of the Shareholders of ProAssurance was held on May 18, 2011.

(b)	Item 4(b) is not applicable

(c)	At the meeting the shareholders of ProAssurance considered and acted upon the following:
(1)	Elected directors to serve until the 2014 Annual Meeting of Shareholders as follows:

Name	For	Withheld	Abstain

Lucian F. Bloodworth	22,522,885	464,154	N/A
Robert E. Flowers	21,607,007	1,380,032	N/A
Ann F. Putallaz	22,734,991	252,048	N/A
Drayton Nabers, Jr.	22,725,543	261,496	N/A

(2)	Ratified the appointment of Ernst & Young LLP as independent auditors as follows:

			Broker Non-
For	Against	Abstain	votes

25,224,059	244,774	3,355	—

(3)	Approved, on an advisory basis, the 2010 compensation of ProAssurance’s named executive officers as follows:

For	Against	Abstain	Broker Non- votes

22,296,276	665,776	24,987	2,485,149

(4)	Determined, on an advisory basis, how often shareholders will be asked to approve the compensation of ProAssurance’s named executive officers as follows:

One Year	Two-Year	Three-Year	Abstain

19,972,326	33,148	2,974,408	7,157

(d)	Item 4(d) is not applicable.

ITEM 6. EXHIBITS
10.1	Revolving Credit Agreement between ProAssurance and U. S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank, N.A.

10.2	Pledge and Security Agreement between ProAssurance and U.S. Bank National Association

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
August 3, 2011

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer (Duly authorized officer and principal financial and accounting officer)