Form 10-Q
period 2011-09-30
PROASSURANCE CORP
filed 2011-11-03
CIK 1127703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2011, there were 30,535,667 shares of the registrant’s common stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 4. CONTROLS AND PROCEDURES	60
PART II. OTHER INFORMATION	61
ITEM 1. LEGAL PROCEEDINGS	61
ITEM 1A. RISK FACTORS	61
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	61
ITEM 6. EXHIBITS	62
SIGNATURE	63
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

Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in “Item 1A, Risk Factors” in our Form 10-K and other documents we file with the Securities and Exchange Commission, such as our current reports on Form 8-K, and our regular reports on Form 10-Q.

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

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30 2011	December 31 2010

Assets
Investments
Fixed maturities available for sale, at fair value	$3,674,572	$3,603,754
Equity securities, available for sale, at fair value	22	3,637
Equity securities, trading, at fair value	73,939	37,286
Short-term investments	96,824	168,438
Business owned life insurance	52,174	50,484
Investment in unconsolidated subsidiaries	114,520	88,754
Other investments	34,460	38,078

Total Investments	4,046,511	3,990,431

Cash and cash equivalents	125,707	50,851
Premiums receivable	138,011	120,950
Receivable from reinsurers on paid losses and loss adjustment expenses	2,760	4,582
Receivable from reinsurers on unpaid losses and loss adjustment expenses	283,419	277,436
Prepaid reinsurance premiums	14,373	11,023
Deferred policy acquisition costs	27,998	27,281
Deferred taxes	20,359	56,862
Real estate, net	40,767	43,951
Intangible assets	54,834	60,031
Goodwill	159,625	161,453
Other assets	74,445	70,205

Total Assets	$4,988,809	$4,875,056

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,393,092	$2,414,100
Unearned premiums	277,702	256,050
Reinsurance premiums payable	110,681	111,680

Total Policy Liabilities	2,781,475	2,781,830
Other liabilities	135,657	186,259
Long-term debt, $35,503 and $35,488, at amortized cost, respectively; $14,411 and $15,616 at fair value, respectively	49,914	51,104

Total Liabilities	2,967,046	3,019,193
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,534,526 and 34,419,383 shares issued, respectively	345	344
Additional paid-in capital	537,039	532,213
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $65,882 and $42,607, respectively	122,348	79,124
Retained earnings	1,566,888	1,428,026

	2,226,620	2,039,707
Treasury shares, at cost, 4,007,054 shares and 3,666,149 shares, respectively	(204,857)	(183,844)

Total Shareholders’ Equity	2,021,763	1,855,863

Total Liabilities and Shareholders’ Equity	$4,988,809	$4,875,056

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Capital (Unaudited)

(In thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts

Balance at December 31, 2010	$1,855,863	$79,124	$1,428,026	$348,713
Net income	146,494	—	146,494	—
Dividends to shareholders	(7,632)	—	(7,632)	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	43,224	43,224	—	—
Common shares reacquired	(21,013)	—	—	(21,013)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	(595)	—	—	(595)
Share-based compensation	5,422	—	—	5,422

Balance at September 30, 2011	$2,021,763	$122,348	$1,566,888	$332,527

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts

Balance at December 31, 2009	$1,704,595	$59,254	$1,196,428	$448,913
Net income	129,545	—	129,545	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	73,263	73,263	—	—
Common shares reacquired	(94,426)	—	—	(94,426)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	721	—	—	721
Share-based compensation	4,509	—	—	4,509

Balance at September 30, 2010	$1,818,207	$132,517	$1,325,973	$359,717

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010

Revenues
Gross premiums written	$174,680	$158,998	$450,795	$414,697

Net premiums written	$164,798	$149,693	$421,692	$383,783

Premiums earned	$145,844	$140,802	$429,627	$411,006
Premiums ceded	(11,217)	(10,502)	(25,861)	(31,882)

Net premiums earned	134,627	130,300	403,766	379,124
Net investment income	34,116	35,639	106,573	110,348
Equity in earnings (loss) of unconsolidated subsidiaries	(2,264)	(1,281)	(6,044)	2,544
Net realized investment gains (losses):
Other-than-temporary impairment losses (OTTI)	(1,389)	(698)	(4,291)	(13,077)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	(142)	113	(823)	119

Net impairment losses recognized in earnings	(1,531)	(585)	(5,114)	(12,958)
Other net realized investment gains (losses)	(10,441)	15,297	(534)	21,765

Total net realized investment gains (losses)	(11,972)	14,712	(5,648)	8,807
Other income	7,471	1,764	11,745	5,769

Total revenues	161,978	181,134	510,392	506,592

Expenses
Losses and loss adjustment expenses	71,777	86,866	218,270	251,944
Reinsurance recoveries	(8,601)	(7,055)	(20,319)	(24,908)

Net losses and loss adjustment expenses	63,176	79,811	197,951	227,036
Underwriting, policy acquisition and operating expenses	34,954	32,095	103,534	94,940
Interest expense	932	832	2,645	2,472

Total expenses	99,062	112,738	304,130	324,448

Income before income taxes	62,916	68,396	206,262	182,144

Provision for income taxes
Current expense (benefit)	19,220	24,155	46,049	56,080
Deferred expense (benefit)	(9)	(6,811)	13,719	(3,481)

Total income tax expense (benefit)	19,211	17,344	59,768	52,599

Net income	$43,705	$51,052	$146,494	$129,545

Earnings per share:
Basic	$1.43	$1.61	$4.79	$4.03

Diluted	$1.42	$1.59	$4.75	$3.99

Weighted average number of common shares outstanding:
Basic	30,557	31,642	30,577	32,135

Diluted	30,847	32,047	30,844	32,508

Cash dividends declared per common share	$0.25	—	$0.25	—

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010

Comprehensive income:
Net income	$43,705	$51,052	$146,494	$129,545
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	23,291	27,878	43,224	73,263

Comprehensive income	$66,996	$78,930	$189,718	$202,808

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30

	2011	2010

Operating Activities
Net income	$146,494	$129,545
Depreciation and amortization	27,182	19,571
Net realized investment (gains) losses	5,648	(8,807)
Share-based compensation	5,422	4,509
Deferred income taxes	13,719	(3,481)
Other	(328)	7,232
Other changes in assets and liabilities:
Premiums receivable	(17,061)	(1,212)
Other assets	4,090	(9,423)
Reserve for losses and loss adjustment expenses	(21,008)	(16,402)
Unearned premiums	21,652	5,238
Reinsurance related assets and liabilities	(8,510)	7,158
Other liabilities	(70,882)	(25,302)

Net cash provided by operating activities	106,418	108,626

Investing Activities
Purchases of:
Fixed maturities available for sale	(597,762)	(663,341)
Equity securities trading	(87,787)	(13,450)
Other investments	(429)	(5,383)
(Investments in) distributions from unconsolidated subsidiaries, net:
Tax credit limited partnerships	(21,542)	(8,783)
Other partnership investments	—	24,601
Proceeds from sale or maturities of:
Fixed maturities available for sale	586,455	777,596
Equity securities available for sale	3,836	271
Equity securities trading	40,648	26,887
Other investments	596	1,242
Net sales or maturities (purchases) of short-term investments	71,614	(150,942)
Unsettled security transactions, net	4,897	9,344
Cash received (paid) for other assets	(9,581)	(2,752)

Net cash provided (used) by investing activities	(9,055)	(4,710)

Financing Activities
Repurchase of treasury shares	(21,013)	(94,426)
Other	(1,494)	(1,868)

Net cash provided (used) by financing activities	(22,507)	(96,294)

Increase (decrease) in cash and cash equivalents	74,856	7,622
Cash and cash equivalents at beginning of period	50,851	40,642

Cash and cash equivalents at end of period	$125,707	$48,264

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2010 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2011 for recognition or disclosure in its financial statements and notes to financial statements.

Reclassifications

As of September 30, 2011, ProAssurance has reported intangible assets as a separate line item on the Balance Sheet. Prior period balances in this report have been reclassified to conform to the 2011 presentation. The reclassification had no effect on income from continuing operations, net income or total assets.

Accounting Changes Not Yet Adopted

Intangibles, Goodwill and Other

Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to goodwill impairment testing. The new guidance permits the assessment of qualitative factors to determine whether events or circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test. Entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. ProAssurance plans to adopt the guidance during the fourth quarter of 2011. Adoption of this guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Fair Value Measurements

Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to fair value measurements and disclosures, all of which are to be applied prospectively. The new guidance increases disclosure requirements regarding valuation methods used to determine fair value measurements categorized as Level 3, as well as the sensitivity to change of those measurements, and requires additional disclosures regarding the consideration given to highest and best use in fair value measurements of nonfinancial assets. The guidance also requires that when fair value measurements of items not carried at fair value are disclosed, the fair value measurements are to be categorized by level of the fair value hierarchy. Additionally, the guidance also clarifies or revises certain fair value measurement principles related to the valuation of financial instruments managed within a portfolio, the valuation of instruments classified as a part of shareholders’ equity, the appropriate application of the highest and best use valuation premise, and the consideration of premium and discounts in a fair value measurement. ProAssurance plans to adopt the guidance beginning January 1, 2012. Adoption of this guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

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

September 30, 2011

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

In the third quarter of 2011, Goodwill related to the purchase of APS was reduced by $1.8 million related to the completion of the valuation of pre-acquisition tax liabilities.

ProAssurance 2011 operating results include revenue and earnings attributable to the operations acquired from APS as follows:

(In thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Revenue	$15,309	$46,899
Earnings	$3,035	$12,815

The following table provides ProAssurance Pro Forma Consolidated Results as if ProAssurance had acquired APS on January 1, 2010. Pro Forma results reflect ProAssurance Consolidated results, adjusted, net of related tax effects, as follows: 1) in 2010, to include the operating results of APS, 2) to reflect APS related workforce reductions as if the transaction had occurred on January 1, 2010, 3) to exclude the direct costs of completing the APS transaction, 4) to include amortization of APS policy acquisition costs written off upon acquisition, and 5) to reflect amortization of certain purchase adjustments (valuation of investment assets at fair value; intangibles recorded as a part of the purchase price allocation) beginning January 1, 2010. ProAssurance Actual Consolidated Results are also presented for comparative purposes. The ProAssurance Actual Consolidated results for the three and nine months ended September 30, 2010 do not include the operating results of APS because the APS acquisition did not occur until November 30, 2010.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011

(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results

Revenue	$161,978	$161,978	$510,392	$510,392
Earnings	$44,555	$43,705	$147,923	$146,494

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010

(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results

Revenue	$199,306	$181,134	$565,199	$506,592
Earnings	$55,413	$51,052	$143,786	$129,545

For additional information regarding the acquisition, see Note 2 of the Notes to the Consolidated Financial Statements in ProAssurance’s 2010 Form 10-K.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

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

The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	September 30, 2011

	Fair Value Measurements Using			Total

(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$310,547	$—	$310,547
U.S. Agency obligations	—	87,079	—	87,079
State and municipal bonds	—	1,165,798	7,250	1,173,048
Corporate debt, multiple observable inputs	—	1,361,150	—	1,361,150
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	617	617
Other corporate debt, NRSRO ratings available	—	—	8,227	8,227
Other corporate debt, NRSRO ratings not available	—	—	1,252	1,252
Residential mortgage-backed securities	—	563,568	—	563,568
Commercial mortgage-backed securities	—	81,729	—	81,729
Other asset-backed securities	—	87,355	—	87,355
Equity securities, available for sale
Financial	22	—	—	22
Equity securities, trading
Financial	14,503	—	—	14,503
Energy	10,811	—	—	10,811
Consumer cyclical	7,114	—	—	7,114
Consumer non-cyclical	15,494	—	—	15,494
Technology	4,926	—	—	4,926
Industrial	7,511	—	—	7,511
Communications	4,802	—	—	4,802
Index funds	3,549	—	—	3,549
All other	5,229	—	—	5,229
Short-term investments	84,299	12,525	—	96,824
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	24,830	24,830
Other investments	—	—	16,191	16,191

Total assets	$158,260	$3,669,751	$58,367	$3,886,378

Liabilities:
2019 Note Payable	—	—	14,411	14,411
Interest rate swap agreement	—	—	4,749	4,749

Total liabilities	$—	$—	$19,160	$19,160

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

	December 31, 2010

	Fair Value Measurements Using			Total

(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$225,908	$—	$225,908
U.S. Agency obligations	—	68,878	—	68,878
State and municipal bonds	—	1,236,374	7,550	1,243,924
Corporate debt, multiple observable inputs	—	1,312,035	—	1,312,035
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	9,356	9,356
Other corporate debt, NRSRO ratings available	—	—	10,414	10,414
Other corporate debt, NRSRO ratings not available	—	—	1,459	1,459
Residential mortgage-backed securities	—	567,640	2,198	569,838
Commercial mortgage-backed securities	—	99,386	—	99,386
Other asset-backed securities	—	62,534	22	62,556
Equity securities, available for sale
Financial	392	—	—	392
Energy	257	—	—	257
Consumer cyclical	521	—	—	521
Consumer non-cyclical	656	—	—	656
Technology	768	—	—	768
Industrial	737	—	—	737
All Other	306	—	—	306
Equity securities, trading
Financial	4,317	—	—	4,317
Energy	7,149	—	—	7,149
Consumer cyclical	1,599	—	—	1,599
Consumer non-cyclical	4,534	—	—	4,534
Technology	3,400	—	—	3,400
Industrial	2,403	—	—	2,403
Communications	2,623	—	—	2,623
Index funds	3,568	—	—	3,568
All other	7,693	—	—	7,693
Short-term investments	150,344	18,094	—	168,438
Financial instruments carried at fair value, classified as a part of Investment in unconsolidated subsidiaries	—	—	25,112	25,112

Total assets	$191,267	$3,590,849	$56,111	$3,838,227

Liabilities:
2019 Note Payable	—	—	15,616	15,616
Interest rate swap agreement	—	—	3,658	3,658

Total liabilities	$—	$—	$19,274	$19,274

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

September 30, 2011

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

U.S. Agency obligations are valued using pricing models that consider current and historical market data, normal trading conventions, credit ratings, and the particular structure and characteristics of the security being valued, such as yield to maturity, redemption options, and contractual cash flows. Adjustments to model inputs or model results are included in the valuation process when necessary to reflect recent events, such as regulatory, government or corporate actions or significant economic, industry or geographic events that would affect the security’s fair value.

State and municipal bonds are valued using a series of matrices that consider credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations are further adjusted, when necessary, to reflect recent events such as significant economic or geographic events or ratings changes that would affect the security’s fair value.

Corporate debt with multiple observable inputs, consists primarily of corporate bonds, but also includes a small number of bank loans. The methodology used to value Level 2 corporate bonds is the same as the methodology previously described for U.S. agency obligations. Bank loans are valued by an outside vendor based upon a widely distributed, loan-specific listing of average bid and ask prices published daily by an investment industry group. The publisher of the listing derives the averages from data received from multiple market-makers for bank loans.

Residential and commercial mortgage backed securities. Agency pass through securities are valued by a matrix, considering the issuer type, coupon rate and longest cash flows outstanding. The matrix is developed daily based on available market information. Agency and non-agency collateralized mortgage obligations are both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Evaluations of Alt-A and subprime mortgages include a review of collateral performance data, which is generally updated monthly.

Other asset-backed securities are valued using models that consider the structure of the security, monthly payment information, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Spreads and prepayment speeds consider collateral type.

Short term investments, included in the Level 2 category, are commercial paper and certificates of deposit maturing within one year, carried at cost which approximates the fair value of the security due to the short term to maturity.

Below is a summary description of the valuation methodologies used to value securities in the Level 3 category by security type.

State and municipal bonds consists of auction rate municipal bonds valued internally using a model based on discounted cash flows using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. All are rated A or better.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Corporate debt with limited observable inputs, exclusive of private placement senior notes, consist of corporate bonds valued internally using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At September 30, 2011, the average NRSRO rating of rated securities is BBB+. Private placement senior notes are valued by an outside vendor rather than a third-party pricing service. The valuation is prepared based on a widely available matrix that is produced daily by a leading seller of secondary private placements. The matrix considers the market sector, issuer credit ratings and the remaining loan term and is developed from market data such as interest rate yield curves, credit spreads, quoted market prices for comparable securities and other applicable market data. At both September 30, 2011 and December 31, 2010 Level 3 corporate debt includes private placement senior notes which are unconditionally guaranteed by large regional banks; other corporate debt securities in the Level 3 category are not guaranteed or fully collateralized.

Other asset-backed securities are valued using multiple inputs including multiple broker dealer quotes.

Investments in unconsolidated subsidiaries and Other investments, included in the Level 3 category, are comprised of limited partnership (LP) and limited liability company (LLC) interests that are valued using net asset values provided by the LP/LLC, which approximates the fair value of the interest. The following table provides additional information regarding these interests:

	Fair Value		Unfunded Commitments

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2011

Investment in unconsolidated subsidiaries:
LP primarily invested in long/short equities (1)	$17,836	$18,801	None
LP primarily invested in non-public equities (2)	6,994	6,311	None

	24,830	$25,112

Other investments:
LLC primarily invested in non-public investment companies (3)	16,191		None

	$41,021

(1)	The LP holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the LP’s annual audit.
(2)	The LP is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. Redemptions are not allowed, except by special permission of the LP. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans 3 to 5 years.
(3)	The LLC is structured to provide income through diversified investments in private equity, including mezzanine debt, distressed debt, syndicated bank loans and other private equity-oriented investments. Income and capital are required to be distributed back to equity holders at the discretion of the fund manager over a ten year period ending July, 2016. Redemptions are not permitted. The LLC has obtained approval from equity holders to convert into a publicly traded investment fund; but the conversion has not yet occurred.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting.

	September 30, 2011
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance June 30, 2011	$7,325	$7,830	$1,684	$25,127	$—	$41,966
Total gains (losses) realized and unrealized, included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	(297)	—	(297)
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	(638)	—	—	—	(638)
Purchases	—	—	—	—	—	—
Sales	(75)	—	—	—	—	(75)
Transfers in	—	2,904	—	—	16,191	19,095
Transfers out	—	—	(1,684)	—	—	(1,684)

Balance September 30, 2011	$7,250	$10,096	$—	$24,830	$16,191	$58,367

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(297)	$—	$(297)

	September 30, 2011
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance December 31, 2010	$7,550	$21,229	$2,220	$25,112	$—	$56,111
Total gains (losses) realized and unrealized, included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	(282)	—	(282)
Net realized investment gains (losses)	—	—	314	—	—	314
Included in other comprehensive income	—	(1,352)	(15)	—	—	(1,367)
Purchases	—	—	1,684	—	—	1,684
Sales	(300)	(8,504)	(1,921)	—	—	(10,725)
Transfers in	—	6,350	—	—	16,191	22,541
Transfers out	—	(7,627)	(2,282)	—	—	(9,909)

Balance September 30, 2011	$7,250	$10,096	$—	$24,830	$16,191	$58,367

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(282)	$—	$(282)

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

	September 30, 2010
	Level 3 Fair Value Measurements - Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance June 30, 2010	$9,401	$25,660	$—	$57,488	$930	$93,479
Total gains (losses) realized and unrealized, included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	633	—	633
Net realized investment gains (losses)	—	59	—	—	—	59
Included in other comprehensive income	(1,131)	(130)	—	—	74	(1,187)
Purchases	—	3,959	—	—	—	3,959
Sales	(50)	(4,755)	—	(33,042)	—	(37,847)
Transfers in	—	—	1,004	—	—	1,004
Transfers out	—	(491)	—	—	(1,004)	(1,495)

Balance September 30, 2010	$8,220	$24,302	$1,004	$25,079	$—	$58,605

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$59	$—	$633	$—	$692

	September 30, 2010
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance December 31, 2009	$9,495	$24,335	$940	$48,502	$10,932	$94,204
Total gains (losses) realized and unrealized, included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	4,618	—	4,618
Net realized investment gains (losses)	—	59	—	—	(10,698)	(10,639)
Included in other comprehensive income	(1,049)	(106)	60	—	11,953	10,858
Purchases	—	5,510	—	5,000	731	11,241
Sales	(226)	(4,995)	—	(33,041)	(1,242)	(39,504)
Transfers in	—	151	1,004	—	—	1,155
Transfers out	—	(652)	(1,000)	—	(11,676)	(13,328)

Balance September 30, 2010	$8,220	$24,302	$1,004	$25,079	$—	$58,605

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$59	$—	$4,618	$(10,698)	$(6,021)

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Transfers

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2011, or for the three and nine months ended September 30, 2010.

Transfers shown in the preceding Level 3 Tables are as of the end of period and were to or from Level 2, unless otherwise noted.

Transfers summarized in the Level 3 Tables include:

•

For the three- and nine-month periods ended September 30, 2011, an interest in an LLC (classified as a part of Other Investments) began to be included in the Level 3 Tables. The interest is accounted for using the cost method, but due to the recognition of OTTIs, is carried at fair value, $16.2 million at September 30, 2011. The fund is expected to convert to a public fund in the near term. After conversion, the investment is expected to be classified as an available-for-sale security, valued at fair value.

•

For the three-month period ended September 30, 2010, asset-backed securities valued at $1 million that were previously held in a private investment fund became directly held and were reclassified from Other Investments to Asset-backed Securities.

•

For the nine-month period ended September 30, 2010, beneficially owned asset-backed securities held in a private investment fund (classified as a part of Other Investments) having a fair value of $10.7 million were transferred from Level 3 to Level 2 because the fund manager provided additional information regarding the valuation methodologies followed. Previously, the investments were 100% categorized as Level 3 because valuations were determined by the fund manager using various methodologies, not all of which were based on multiple observable inputs.

•

All remaining transfers relate to securities held for which there is little market activity for identical or nearly identical securities in a given quarter. Such securities are valued using multiple observable inputs when those inputs are available; otherwise the securities are valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

	September 30, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance June 30, 2011	$15,863	$3,852	$19,715
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	(1,370)	897	(473)
Settlements	(82)	—	(82)

Balance September 30, 2011	$14,411	$4,749	$19,160

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(1,370)	$897	$(473)

	September 30, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance December 31, 2010	$15,616	$3,658	$19,274
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	(962)	1,091	129
Settlements	(243)	—	(243)

Balance September 30, 2011	$14,411	$4,749	$19,160

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(962)	$1,091	$129

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

	September 30, 2010
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance June 30, 2010	$15,107	$4,284	$19,391
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	710	548	1,258
Settlements	(76)	—	(76)

Balance September 30, 2010	$15,741	$4,832	$20,573

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$710	$548	$1,258

	September 30, 2010
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance December 31, 2009	$14,740	$2,937	$17,677
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	1,229	1,895	3,124
Settlements	(228)	—	(228)

Balance September 30, 2010	$15,741	$4,832	$20,573

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$1,229	$1,895	$3,124

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Financial Instruments Not Measured At Fair Value

Financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	September 30, 2011		December 31, 2010

(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Other investments	$18,269	$23,793	$38,078	$44,387
Investment in unconsolidated subsidiaries	89,690	99,947	63,642	66,862
BOLI	52,174	52,174	50,484	50,484
Other assets	8,992	8,992	7,743	7,743

Financial liabilities:
Trust Preferred Securities	$22,992	$22,992	$22,992	$22,992
Surplus Notes due May 2034	12,000	12,000	12,000	12,000
Note Payable due February 2012	511	518	496	521
Other liabilities	18,486	18,459	22,367	21,837

Other Investments listed in the table above include interests in certain investment fund LP/LLCs accounted for using the cost method, investments in Federal Home Loan Bank (FHLB) common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests is based on NAVs provided by the LP/LLC managers. The fair value of the FHLB common stock is estimated as the carrying value of the investment as it is the amount we would receive if we cancel our membership; the investment has been determined not to have suffered an OTTI and the membership cannot be sold. The fair value of the annuity is the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.

Investment in Unconsolidated Subsidiaries consists primarily of investments in tax credit partnerships, and an interest in a non-controlling limited liability company. Fair values of investments in tax credit partnerships are based on the present value of the cash flows expected to be generated by the partnerships discounted at rates for investments with similar risk structures and repayment periods. The fair value of the interest in the LLC is estimated at our initial capital contribution which occurred less than one year ago and represented an arm’s length transaction between market participants.

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

4. Investments

The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	September 30, 2011

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury obligations	$293,301	$17,255	$(9)	$310,547
U.S. Agency obligations	81,337	5,758	(16)	87,079
State and municipal bonds	1,100,718	72,500	(170)	1,173,048
Corporate debt	1,313,579	66,405	(8,738)	1,371,246
Residential mortgage-backed securities	533,195	32,418	(2,045)*	563,568
Commercial mortgage-backed securities	77,958	3,849	(78)	81,729
Other asset-backed securities	86,267	1,113	(25)	87,355

	3,486,355	199,298	(11,081)	3,674,572
Equity securities	6	16	—	22

	$3,486,361	$199,314	$(11,081)	$3,674,594

	December 31, 2010

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury obligations	$219,631	$7,519	$(1,242)	$225,908
U.S. Agency obligations	64,804	4,113	(39)	68,878
State and municipal bonds	1,204,327	44,047	(4,450)	1,243,924
Corporate debt	1,287,842	52,757	(7,335)	1,333,264
Residential mortgage-backed securities	549,543	25,409	(5,114)*	569,838
Commercial mortgage-backed securities	95,758	3,663	(35)	99,386
Other asset-backed securities	61,314	1,373	(131)	62,556

	3,483,219	138,881	(18,346)	3,603,754
Equity securities	2,438	1,212	(13)	3,637

	$3,485,657	$140,093	$(18,359)	$3,607,391

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $3.3 million at September 30, 2011 and $4.1 million at December 31, 2010.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value

Fixed maturities, available for sale
U.S. Treasury obligations	$293,301	$25,105	$182,916	$98,257	$4,269	$310,547
U.S. Agency obligations	81,337	2,036	59,311	25,455	277	87,079
State and municipal bonds	1,100,718	34,708	349,435	549,262	239,643	1,173,048
Corporate debt	1,313,579	136,940	695,009	513,274	26,023	1,371,246
Residential mortgage-backed securities	533,195					563,568
Commercial mortgage-backed securities	77,958					81,729
Other asset-backed securities	86,267					87,355

	$3,486,355					$3,674,572

Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeds 10% of shareholders’ equity at September 30, 2011.

At September 30, 2011, ProAssurance has available-for-sale securities with a fair value of $28.6 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $28.3 million that are pledged as collateral security for the 2019 Note Payable (see Note 9).

Business Owned Life Insurance (BOLI)

ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $35 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.

Other Investments

ProAssurance has Other Investments comprised of the following:

(In millions)	September 30 2011	December 31 2010

Investments in LP/LLCs, at cost; estimated fair value of $33.7 and $37.5, respectively	$28.1	$31.2
FHLB capital stock, at cost	4.6	5.2
Other, principally an annuity, at amortized cost	1.8	1.7

	$34.5	$38.1

FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Unconsolidated Subsidiaries

ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value		Unfunded Commitments September 30, 2011	Percentage Ownership September 30, 2011
(In millions)	September 30, 2011	December, 31 2010

Investment LP/LLCs:
Tax Credit Partnerships	$88.4	$60.3	$57.2	<20%
Long-short Equity Fund	17.8	18.8	—	<20%
Non-public Equity Fund	7.0	6.3	—	<20%
Business LLC	1.3	3.4	—	See below

	$114.5	$88.8	$57.2

Investments in Tax Credit Partnerships are comprised of multiple separate limited partnership interests designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects.

The Long/Short Equity Fund LP targets absolute returns using a strategy designed to take advantage of event-driven market opportunities.

The Non-public Equity Investment LP holds diversified private equities and is structured to provide capital appreciation.

The Business LLC interest is a convertible preferred interest in a service-related business that began business operations in 2011. The preferred interest can be converted into a non-controlling common interest in May 2015, but conversion is not required.

Investments Held in a Loss Position

The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2011 and December 31, 2010, including the length of time the investment has been held in a continuous unrealized loss position.

	September 30, 2011

	Total		Less than 12 months		More than 12 months

(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$633	$(9)	$633	$(9)	$—	$—
U.S. Agency obligations	4,730	(16)	4,730	(16)	—	—
State and municipal bonds	10,034	(170)	5,112	(26)	4,922	(144)
Corporate debt	237,870	(8,738)	224,735	(7,371)	13,135	(1,367)
Residential mortgage-backed securities	41,651	(2,045)	33,867	(351)	7,784	(1,694)
Commercial mortgage-backed securities	9,486	(78)	6,675	(5)	2,811	(73)
Other asset-backed securities	20,001	(25)	20,001	(25)	—	—

	$324,405	$(11,081)	$295,753	$(7,803)	$28,652	$(3,278)

Equity securities, available for sale	$—	$—	$—	$—	$—	$—

Other investments
Investments in LP/LLCs carried at cost of $0.9 million	$729	$(211)	$729	$(211)	$—	$—

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

	December 31, 2010

	Total		Less than 12 months		More than 12 months

(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$61,127	$(1,242)	$61,127	$(1,242)	$—	$—
U.S. Agency obligations	6,340	(39)	6,340	(39)	—	—
State and municipal bonds	199,079	(4,450)	191,157	(3,893)	7,922	(557)
Corporate debt	287,418	(7,335)	275,808	(5,695)	11,610	(1,640)
Residential mortgage-backed securities	121,956	(5,114)	105,193	(1,927)	16,763	(3,187)
Commercial mortgage-backed securities	7,507	(35)	6,537	(5)	970	(30)
Other asset-backed securities	11,692	(131)	11,246	(103)	446	(28)

	$695,119	$(18,346)	$657,408	$(12,904)	$37,711	$(5,442)

Equity securities, available for sale	$499	$(13)	$335	$(3)	$164	$(10)

Other investments
Investments in LP/LLCs carried at cost of $19.7 million	$19,298	$(401)	$—	$—	$19,298	$(401)

As of September 30, 2011, there are 263 debt securities (10.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 231 issuers. The single greatest unrealized loss position is approximately $1.0 million; the second greatest unrealized loss position is approximately $0.6 million. The securities were evaluated for impairment as of September 30, 2011.

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

At September 30, 2011 fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position equaled or exceeded the current amortized cost basis of the security; such future cash flows were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions.

Net Investment Income

Net investment income by investment category is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands)	2011	2010	2011	2010

Fixed maturities	$33,939	$35,952	$106,573	$110,349
Equities	569	142	985	597
Short-term investments	20	115	93	279
Other invested assets	573	548	2,137	2,153
Business owned life insurance	635	340	1,571	1,161

	35,736	37,097	111,359	114,539
Investment expenses	(1,620)	(1,458)	(4,786)	(4,191)

Net investment income	$34,116	$35,639	$106,573	$110,348

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands)	2011	2010	2011	2010

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(13)	$(166)	$(782)	$(189)
Other investments	(1,376)	—	(3,509)	(3,373)
High yield asset-backed securities	—	(532)	—	(9,515)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(142)	113	(823)	119

Net impairment losses recognized in earnings	(1,531)	(585)	(5,114)	(12,958)
Gross realized gains, available-for-sale securities	1,441	13,213	11,733	23,310
Gross realized (losses), available-for-sale securities	(296)	(244)	(1,653)	(445)
Net realized gains (losses), short-term	—	200	—	200
Net realized gains (losses), trading securities	(357)	26	2,558	4,926
Change in unrealized holding gains (losses), trading securities	(11,702)	3,360	(13,043)	(3,102)
Decrease (increase) in the fair value of liabilities carried at fair value	473	(1,258)	(129)	(3,124)

Net realized investment gains (losses)	$(11,972)	$14,712	$(5,648)	$8,807

ProAssurance recognized impairments of $3.5 million in 2011 related to an interest in an LLC, accounted for on a cost basis. The LLC has notified ProAssurance of its intention to be sold publicly in the next few months, and the Company has reduced the carrying value of its interest in the LLC to reflect the expected market value of the assets.

ProAssurance recognized credit-related impairments in earnings of $1.6 million in 2011, related to residential mortgage-backed securities. Expected future cash flows were less than ProAssurance’s carrying value for these securities; therefore, ProAssurance reduced the carrying value of its interest in these securities and recognized the loss in its 2011 net income.

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in Other Comprehensive Income.

(In thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Balance beginning of period	$5,728	$4,446
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	142	1,424
Reductions due to:
Securities sold during the period (realized)	—	—
Securities which will be sold in coming periods	—	—
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—

Balance September 30, 2011	$5,870	$5,870

Proceeds from the sales of available-for-sale securities during the three and nine months ended September 30, 2011 are $60.7 million and $371.6 million, respectively, as compared to $232.2 million and $625.5 million for the same respective periods of 2010. Purchases of available-for-sale securities are $144.9 million and $597.8 million during the three and nine months ended September 30, 2011, respectively, as compared to $215.0 million and $673.3 million for the same respective periods of 2010.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

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

ProAssurance’s liability for unrecognized tax benefits is $0.4 million at September 30, 2011 and $8.3 million at December 31, 2010.

6. Deferred Policy Acquisition Costs

Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.

Amortization of deferred policy acquisition costs is $15.5 million and $44.5 million for the three and nine months ended September 30, 2011, respectively, and $14.8 million and $43.9 million for the three and nine months ended September, 2010, respectively.

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

ProAssurance recognized favorable net loss development of $52.1 million and $142.3 million related to previously established reserves for the three and nine months ended September 30, 2011, respectively. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2009 accident years.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

For the three and nine months ended September 30, 2010, ProAssurance recognized favorable net loss development of $33.4 million and $95.9 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2008, offset by a $1.6 million loss on the commutation of a reinsurance agreement.

8. Commitments and Contingencies

ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company’s ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company’s loss reserving process, which is described in detail under “Accounting Policies - Losses and Loss Adjustment Expenses” in Note 1 of the Notes to the Consolidated Financial Statements in ProAssurance’s 2010 Form 10-K.

As a result of its acquisition of APS, ProAssurance assumed risk of loss related to certain non-claims related legal actions previously asserted against APS subsidiaries. ProAssurance included a liability of $5.6 million related to these actions as a component of the fair value of assets acquired and liabilities assumed in the purchase price allocation. The value of the reserve was based on management’s assessment of the expected outcome of the actions and a reasonable estimate of losses expected to be incurred. The majority of these actions have been resolved during 2011; resolution had no significant effect on operating results. In the best judgment of management, the remaining reserve is adequate to cover the expected ultimate losses of the remaining open litigation.

ProAssurance has commitments to fund approximately $57.2 million in capital contributions to tax credit partnerships as of September 30, 2011. Funding of the commitments is primarily expected to occur in 2011 and 2012; additional information regarding tax credit partnership investments is provided in Note 4. ProAssurance has also entered into agreements with several LP/LLCs, totaling approximately $52.1 million at September 30, 2011, to be funded within the next five years as requested by the partnership.

9. Long-term Debt

ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	September 30 2011	December 31 2010

Trust Preferred Securities due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set as 4.1% at September 30, 2011.	$22,992	$22,992
Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set as 4.2% at September 30, 2011.	12,000	12,000
Note Payable due February 2019, carried at fair value, principal of $17.2 million at September 30, 2011 and $17.4 million at December 31, 2010. Secured by available-for-sale securities having a fair value at September 30, 2011 of approximately $28.3 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	14,411	15,616
Note Payable due February 2012, unsecured, principal of $517,000 at September 30, 2011 and December 31, 2010. Bears interest at the U.S. prime rate, paid and adjusted quarterly, set as 3.3% at September 30, 2011.	511	496

	$49,914	$51,104

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Interest Rate Swap

ProAssurance, through its PICA subsidiary, is party to an interest rate swap agreement (the Swap) with the issuing bank of the Note Payable due February 2019 (the 2019 Note Payable). The purpose of the Swap is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The Swap, which terminates February 1, 2019, effectively fixes the interest rate related to the 2019 Note Payable at 6.6%. The notional amount of the Swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the Swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The liability associated with the Swap is measured at fair value on a recurring basis which approximates $4.7 million at September 30, 2011 and $3.7 million at December 31, 2010. The Swap liability is classified as a part of other liabilities.

Revolving Credit Agreement

On April 15, 2011 ProAssurance entered into a revolving credit agreement (the “Agreement”) with five participating lenders. The Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Agreement; aggregate outstanding borrowings are not permitted to exceed $150 million at any time. All borrowings are required to be repaid prior to the expiration date of the Agreement (April 15, 2014). ProAssurance is required to pay a commitment fee during the term of the Agreement, ranging from 20 to 40 basis points , based on the average unused portion of the credit line and ProAssurance’s credit ratings, initially set at 25 basis points. The interest rate applicable to borrowings under the Agreement is set at the time funds are borrowed, and is an adjusted rate based on the Eurocurrency rate, if so selected by ProAssurance, or the higher of the Prime rate, the Eurocurrency rate plus 100 basis points, or the Federal Funds rate plus 50 basis points. The amount of the rate adjustment can vary from 0 to 225 basis points, depending upon ProAssurance’s credit ratings at the time funds are borrowed, and on whether the borrowing is secured or unsecured. The Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the Agreement carries the following financial covenants:

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

September 30, 2011

Covenant Compliance

ProAssurance is currently in compliance with all covenants.

Additional Information

For additional information regarding the terms of ProAssurance’s outstanding long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2010 Form 10-K.

10. Shareholders’ Equity

At September 30, 2011 and December 31, 2010, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.

On September 7, 2011, the Board adopted a cash dividend policy that anticipates a dividend of $1.00 per common share annually, and declared an initial quarterly dividend of $0.25 per common share, $7.6 million in total, to be paid October 13, 2011 to shareholders of record on September 29, 2011. The liability for unpaid dividends is included in Other Liabilities.

At September 30, 2011 approximately $188.4 million in prior authorizations from the Board for the repurchase of common shares or the retirement of outstanding debt remains available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.

ProAssurance reacquired approximately 341,000 common shares, having a total cost of $21.0 million, during the nine-month period ended September 30, 2011, including approximately 7,000 forfeited employer match shares (cost basis of $0.4 million) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan. Approximately 82,000 shares at a total cost of $5.6 million were reacquired during the three-month period ended September 30, 2011. ProAssurance repurchased approximately 1.6 million common shares, having a total cost of $94.4 million, during the nine months ended September 30, 2010 (including approximately 975,000 shares at a total cost of $55.3 million during the three months ended September 30, 2010).

Share-based compensation expense is $1.7 million and $5.4 million for the three and nine months ended September 30, 2011, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2010, respectively. Related tax benefits are $0.6 million and $1.9 million for the three and nine months ended September 30, 2011, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2010, respectively.

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

September 30, 2011

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

Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the three- and nine-month periods ended September 30, 2011, and for the three-month period ended September 30, 2010. Approximately 77,500 of ProAssurance’s outstanding options, on average, were not dilutive for the nine-month period ended September 30, 2010.

12. Variable Interest Entities

ProAssurance holds passive interests in a number of LP/LLCs that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance has not consolidated these entities because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is thus not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements with any of the entities to provide other financial support to or on behalf of the entity. ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity.

The entities consist of 1) investments in LP/LLCs formed for the purpose of achieving diversified equity and debt returns, 2) investments in limited partnerships formed to provide investment returns through the transfer of tax credits (principally federal or state tax credits related to federal low-income housing) and 3) a limited liability interest in a development stage business operation. In those instances where ProAssurance holds a minor interest in the entity, ProAssurance accounts for its interest on a cost basis. Cost method investments are included in Other Investments and have a carrying value of $28.1 million and $31.2 million at September 30, 2011 and December 31, 2010, respectively. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $114.5 million at September 30, 2011 and $88.8 million at December 31, 2010.

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

The estimation of professional liability losses is inherently difficult and is the subject of significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for medical professional liability, the trend of health care costs. Professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision. Our reserves are established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries. We engage consulting actuaries to review our data and provide us with their observations regarding our data and the adequacy of our established reserve, believing that the consulting actuaries provide an independent view of our loss data as well as a broader perspective on industry loss trends.

In establishing our initial reserves for a given accident year, due to the lack of data for both open and closed claims available for that accident year, we rely significantly on the many loss assumptions that are used in our pricing models, plus an additional 8 to 10 percentage points we believe necessary to bring our pricing models and resulting loss reserves in line with historical loss experience. We believe that this is initially warranted given inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 57% over the past 30 years). Our current pricing model assumes a severity trend (i.e., annual increase in the average costs of claims settlement) of 4%. If the severity trend were to be higher by one percentage point the impact would be an increase in our expected loss ratio of 3.2 percentage points. An increase in the severity trend of three percentage points would result in a 10.1 percentage point increase in our expected loss ratio. For all these reasons, management believes establishing reserves 8 to 10 percentage points above its pricing targets provides a reasonable best estimate of our reserves to cover actual ultimate unpaid losses. In the current environment this equates to an initial loss ratio of approximately 85% as compared to a 75% loss ratio assumed in our pricing.

Given the long-tailed nature of our business and the historical volatility of loss costs as discussed above, we are cautious in giving full credibility to emerging trends that, when more fully mature, may lead to the recognition of favorable and/or adverse development of our losses. Frequently there may be trends, both positive and negative, reflected in the numerical data both within the Company’s own information and in the broader medical professional liability (MPL) marketplace that mitigate or reverse as time progresses and additional data becomes available. Accordingly, management must evaluate emerging trends and make judgments as to how much consideration should be given to these trends when establishing our reserves. The recognition of favorable or adverse loss development is an outcome of management’s best estimate of reserves and is dependent on, among other things, the resolution of claims and the increasing maturity of each accident year. Until claims for a given accident year are mostly resolved, the estimated ultimate loss costs are subject to change. Based on a weighted average of payments, resolution of 85% of claims for a given accident year requires more than eight years.

As each accident year matures, we analyze reserves in a variety of ways and use multiple actuarial methodologies in performing these analyses, including the Bornhuetter-Ferguson (Paid and Reported) Method, Paid Development Method, Reported Development Method, Average Paid Value Method, Average Reported Value Method and Backward Recursive Method which are all described in our 2010 Form 10K within the Critical Accounting Estimates section. Generally, methods such as the Bornhuetter-Ferguson Method are used on more recent accident years where we have less data on which to base our analysis. As time progresses and we have an increased amount of data for a given accident year, we begin to give more confidence to the development and average methods, as these methods typically rely more heavily on our own historical data. Each of these methods treats our assumptions differently, and thus provides a different perspective of our reserve review.

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

We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2011, all ceded contracts are accounted for as risk transferring contracts.

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

Investment Valuations

We record a substantial portion of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) is as follows:

	Distribution by GAAP Fair Value Hierarchy			September 30, 2011 Total Investments
	Level 1	Level 2	Level 3

Fair Value	4%	91%	1%	96%
Cost or cash surrender value				4%

Total Investments				100%

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity security investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.

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

Level 1 Investments

As of September 30, 2011, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

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

Level 3 Investments

When a pricing service does not provide a value for one of our fixed maturity securities, management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. For disclosure purposes we classify fixed maturity securities that are valued using limited observable inputs as Level 3 securities.

We also classify as Level 3 securities our LP/LLC interests that are carried at fair value, based on the quarterly NAV provided to us by the LP/LLC managers. At September 30, 2011 such investments total $41.0 million or 1% of total investments. All interests valued in this manner are interests in private investment funds that hold debt and equity securities. Of the total, $24.8 million relates to interests, included in Investments in Unconsolidated Subsidiaries, which are accounted for using the equity method because we are deemed to have an other than minor interest in the LP/LLC. An interest in an LLC, which has a fair value at September 30, 2011 of $16.2 million and is included in Other Investments, is accounted for using the cost method because our interest in the LLC is a minor interest. This LLC has announced its intention to convert to a public fund in the near term, and we recognized an OTTI at September 30, 2010 to reduce the carrying value of our interest to the NAV reported by the LLC manager.

Investments Not Valued at Fair Value

Business Owned Life Insurance:

•	Policies having a carrying value of $52.2 million at September 30, 2011; valued at cash surrender value.

Investment in Unconsolidated Subsidiaries:

•	Interests in tax credit partnerships having a carrying value of approximately $88.4 million at September 30, 2011; valued under the equity method.

•	An interest in a business LLC that has a carrying value of $1.3 million at September 30, 2011; valued under the equity method based on the latest financial statements of the entity.

Other Investments:

•	Interests in LPs having a carrying value of $11.9 million at September 30, 2011; valued at cost as ownership interest is nominal.

•	FHLB capital stock having a carrying value of $4.6 million at September 30, 2011; valued at cost.

•	Other investments having a carrying value at $1.8 million at September 30, 2011; valued at cost.

Investment Impairments

We evaluate our investments on at least a quarterly basis for declines in fair value that represent OTTIs. In all instances we consider an impairment to be an OTTI if we intend to sell the security or if we believe we will be required to sell the security before we fully recover the amortized cost basis of the security. Otherwise, we consider various factors in our evaluation, depending upon the type of security, as discussed below.

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

We evaluate our cost method interests in LP/LLCs for OTTI by considering whether there has been a decline in fair value below the recorded value. We receive a report from each of the LP/LLCs at least quarterly which provide us a net asset value (NAV) for our interest in the LP/LLC. The NAV is based on the fair values of securities held by the LP/LLC as determined by the LP/LLC manager. Determining whether there has been a decline in fair value involves assumptions and estimates. We consider the most recent NAV provided, the performance of the LP/LLC relative to the market, the stated objectives of the LP/LLC, the cash flows expected from the LP/LLC and audit results in considering whether an OTTI exists.

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

Accounting Changes

We are not aware of any accounting changes that we have not yet adopted as of September 30, 2011 that would have a material impact on ProAssurance’s results of operations or financial position.

Liquidity and Capital Resources and Financial Condition

Overview

ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because it has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service. At September 30, 2011, we held cash and liquid investments of approximately $196.3 million outside of our insurance subsidiaries that are available for use without regulatory approval. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $248 million over the course of 2011 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. Through the nine months ended September 30, 2011, $109.0 million of the permitted dividends have been paid.

Shareholder Dividends

On September 7, 2011 our Board adopted a cash dividend policy that anticipates a dividend of $1.00 per common share annually, and declared an initial quarterly dividend of $0.25 per common share, $7.6 million in total, which was paid on October 13, 2011 to shareholders of record on September 29, 2011.

Acquisitions

On November 30, 2010, we acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS), principally a provider of medical professional liability insurance for physicians largely in the state of Texas, in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million. APS reported gross written premium of $61 million for the year ended December 31, 2010, $5 million of which was included in ProAssurance consolidated premium for 2010.

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

Our operating activities provided positive cash flows of approximately $106.4 million and $108.6 million for the nine months ended September 30, 2011 and 2010, respectively. Operating cash flows for 2011 and 2010 compare as follows:

(In millions)	Cash Flow Increase (Decrease)
Cash provided by operating activities nine months ended September 30, 2010	$109
Increase (decrease) in operating cash flows for the nine months ended September 30, 2011:
Decrease in premium receipts (1)	(21)
Increase in payments to reinsurers (2)	(2)
Decrease in losses paid (3)	41
Decrease in reinsurance recoveries (4)	(13)
Increase in Federal and state income tax payments (5)	(20)
Cash flows attributable to operations acquired from APS (excluding tax payments)	17
Other amounts not individually significant, net	(5)

Cash provided by operating activities nine months ended September 30, 2011	$106

(1)	The decline in premium receipts primarily reflects a $11.3 million reduction in gross written premiums exclusive of the business acquired from APS. Written premiums associated with two-year term policies increased by approximately $11.9 million for the nine-month period ended 2011 as compared to 2010, while approximately half of the written amount is not scheduled to be collected until 2012. Additionally, in 2011 more of our insureds have elected to take advantage of payment plans offered to them.
(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
(3)	The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.
(4)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying loss payments.
(5)	The increase in tax payments primarily reflects:

•	A $17.8 million increase in estimated tax payments during 2011 as compared to 2010.
•

Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service. Payments were related to a delay in the deductibility of certain bonus compensation which increased taxes due for 2008 and 2007, but decreased taxes due for the 2009 tax year by an offsetting amount. For additional information regarding the Internal Revenue Service audits, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

These increases in tax payments were offset by a $3.6 million increase in federal tax refunds from capital loss carry-backs received in 2011 as compared to 2010.

Investment Exposures

The following table provides summarized information regarding our investments as of September 30, 2011:

		Unrealized Gains (Losses) Included in Carrying Value
(In thousands)	Carrying Value	Gains	Losses	Average Rating		% Total Investments

Fixed Maturities
Government
U.S. Treasury	$310,547	$17,255	$(9)	AA+	(*)	8%
U.S. Agency	87,079	5,758	(16)	AA+	(*)	2%

Total government	397,626	23,013	(25)	AA+	(*)	10%

State and Municipal Bonds	1,173,048	72,500	(170)	AA		29%

Corporate Debt
Financial institutions	364,839	9,166	(4,967)	A+		9%
FDIC insured	49,875	418	—	AA+	(*)	1%
Communications	54,496	1,999	(348)	BBB+		1%
Utilities	111,204	6,204	(626)	A-		3%
Energy	51,479	4,507	(44)	A-		1%
Industrial	686,244	40,683	(2,753)	A-		17%
Transportation	36,008	2,547	—	A-		1%
Other	17,101	881	—	AA		<1%

Total corporate debt	1,371,246	66,405	(8,738)	A		34%

Asset-backed Securities
Agency mortgage-backed securities	532,768	31,800	(113)	AA+	(*)	13%
Non-agency mortgage-backed securities	16,937	263	(76)	BB+		<1%
Subprime	8,379	330	(1,563)	BBB		<1%
Alt A	5,484	25	(293)	BB		<1%
Commercial mortgage-backed securities	81,729	3,849	(78)	AAA		2%
Credit card	22,129	437	—	AAA		1%
Automobile	47,060	323	(13)	AAA		1%
Other	18,166	353	(12)	AA+		<1%

Total asset-backed securities	732,652	37,380	(2,148)	AA+		18%

Total fixed maturities	3,674,572	199,298	(11,081)	AA-		91%

Equities
Equity
Financial	14,525	16	—			<1%
Energy	10,811	—	—			<1%
Consumer cyclical	7,114	—	—			<1%
Consumer non-cyclical	15,494	—	—			<1%
Technology	4,926	—	—			<1%
Industrial	7,511	—	—			<1%
Communications	4,802	—	—			<1%
Index funds	3,549	—	—			<1%
All Other	5,229	—	—			<1%

Total equities	73,961	16	—			2%

Short-Term	96,824	—	—			2%

Business-owned life insurance (BOLI)	52,174	—	—	AA-		1%

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	88,449	—	—			2%
Business LLC interest	1,241	—	—			<1%
Investment in LPs primarily invested in:
Long/short equities	17,836	—	—			<1%
Non-public equities	6,994	—	—			<1%

Total investment in unconsolidated subsidiaries	114,520	—	—			3%

Other Investments
FHLB capital stock	4,557	—	—			<1%
Investments in LP/LLCs primarily invested in:
Private equity and debt	16,191	—	—			<1%
Long/short equities	11,010	—	—			<1%
Other equities	940	—	—			<1%
Other	1,762	—	—			<1%

Total other investments	34,460	—	—			<1%

Total Investments	$4,046,511	$199,314	$(11,081)			100%

*	Average Moody’s rating is Aaa.

A detailed listing of our investment holdings as of September 30, 2011 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.

We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $90 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through the Federal Home Loan Banking system and a $150 million credit facility. Additional information regarding the credit facility is discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements. However, given the relatively short duration of our investments, we do not foresee any such shortfall.

Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 97% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2011 is 3.9 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.8 years.

We have increased our investment in tax credit limited partnerships by an additional $32 million during the first nine months of 2011. These investments are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. The $88.4 million carrying value of the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $57.2 million is not yet funded as of September 30, 2011.

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

Debt

Our long-term debt as of September 30, 2011 is comprised of the following:

($ in thousands)	Contractual Rate	Outstanding Principal	Carrying Value September 30, 2011

Trust Preferred Securities due 2034	4.1% (1)	$22,992	$22,992
Surplus Notes due May 2034	4.2% (1)	12,000	12,000
Note Payable due February 2019 (2)	6.6% (3)	17,193	14,411
Note Payable due February 2012	3.3% (4)	517	511

			$49,914

(1)	Adjusted quarterly based on LIBOR.
(2)	The 2019 Note Payable is valued at fair value. See Note 9.
(3)	A related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 9.
(4)	Adjusted quarterly based on the U.S. prime rate.

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

Treasury Shares

We reacquired approximately 341,000 common shares having a total cost of $21.0 million during the nine-month period ended September 30, 2011 (including approximately 82,000 shares at a total cost of $5.6 million during the three-month period ended September 30, 2011). During 2011 we also reacquired approximately 7,000 forfeited employer match shares (cost basis of $0.4 million) due to the termination of the ProAssurance Corporation Stock Ownership Plan. Additional information regarding the termination of the ProAssurance Corporation Stock Ownership Plan is provided in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

At September 30, 2011 we have approximately $188.4 million in prior authorizations from our Board of Directors available for use for the repurchase of common shares or the retirement of outstanding debt.

Litigation

In accordance with GAAP for insurance entities, claim-related actions are considered as a part of our loss reserving process. We evaluate the likely outcomes from these actions giving consideration to the facts and laws applicable to each case, appellate issues, coverage issues, potential recoveries from our insurance and reinsurance programs, and settlement discussions as well as our historical claims resolution practices. This data is then considered in the overall evaluation of our reserve for losses which is discussed herein in detail under “Critical Accounting Estimates – Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).”

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

Overview of Results–Three and Nine Months Ended September 30, 2011 and 2010

Net income is $43.7 million and $146.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $51.1 million and $129.5 million for the same respective periods in 2010. Net income per diluted share is $1.42 and $4.75 for the three and nine months ended September 30, 2011, respectively, as compared to $1.59 and $3.99 for the same respective periods in 2010.

Operating income, a non-GAAP financial measure, is $48.4 million and $147.0 million for the three and nine months ended September 30, 2011, respectively, as compared to $41.5 million and $123.4 million, for the same respective periods in 2010. Operating income per diluted share is $1.57 and $4.77 for the three and nine months ended September 30, 2011, respectively, as compared to $1.30 and $3.80, for the same respective periods in 2010.

Results from the three and nine months ended September 30, 2011 and 2010 compare as follows:

Revenues

Net premiums earned increased by $4.3 million or 3.3% and $24.6 million or 6.5% for the 2011 three- and nine-month periods, respectively, including $14.7 million and $43.6 million, respectively, attributable to the business acquired from APS. Our results reflect the effects of a competitive market place and rate reductions that reflect improved loss trends.

Our 2011 net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $2.5 million or 7.3% for the three-month period and decreased by $12.4 million or 11.0% for the nine-month period.

Net realized investment losses in 2011 are $12.0 million and $5.6 million for the three- and nine-month periods, respectively, as compared to net realized gains of $14.7 million and $8.8 million for the same respective periods in 2010. Results primarily reflect unrealized trading portfolio losses in 2011 of $11.7 million and $13.0 million for the three- and nine-month periods, respectively, as compared to unrealized trading portfolio gains of $3.4 million and unrealized trading portfolio losses of $3.1 million for the three- and nine-month periods in 2010, respectively. Also, gains realized on sales of securities during the 2010 third quarter were $12.4 million higher than during the 2011 third quarter.

Other income increased by $5.7 million and $6.0 million for the three- and nine-month periods, respectively. The increase is primarily due to a $4.9 million confidential settlement received during the third quarter of 2011 related to litigation with a service provider.

Expenses

Current accident year net losses increased by $2.1 million or 2% for the 2011 three-month period and increased by $17.4 million or 5% for the 2011 nine-month period. Approximately $11.7 million and $32.2 million of the increase for the three- and nine-month periods, respectively, are attributable to the business acquired from APS. We reduced net losses by $52.1 million and $142.3 million for the 2011 three- and nine-month periods, respectively, and by $33.4 million and $95.9 million for the same respective periods in 2010 as a result of our review of net losses incurred for prior accident years.

Underwriting, policy acquisition and operating expenses increased in 2011 as compared to 2010 by $2.9 million or 8.9% and by $8.6 million or 9.1% for the three- and nine-month periods, respectively, reflecting the acquisition of APS, which added expenses of approximately $3.8 million and $10.2 million for the three- and nine-month periods, respectively.

Ratios

Our net loss ratio decreased in 2011 by 14.4 percentage points and 10.9 percentage points for the three- and nine-month periods, respectively, primarily because favorable development was higher in 2011 as compared to 2010. Approximately 0.2 percentage points and 1.2 percentage points of the decrease for the three- and nine-month periods, respectively, relates to a lower loss ratio for the business acquired in the APS transaction.

Our 2011 underwriting expense ratio reflects increases of 1.8 percentage points and 0.8 percentage points for the three- and nine-month periods, respectively, primarily due to lower net premiums earned, exclusive of the business acquired from APS.

Our operating ratio declined in 2011 by 10.5 percentage points and 7.4 percentage points for the three- and nine-month periods, respectively, reflecting the improved net loss ratio, offset by a higher expense ratio and lower investment income.

Return on equity is 8.8% and 10.1% for the three- and nine-month periods of 2011, respectively, on an annualized basis.

Book Value Per Share

Our book value per share at September 30, 2011 is $66.23 compared to $60.35 at December 31, 2010. The change primarily reflects our 2011 income, and an increase in accumulated other comprehensive income. Dividends declared during the period reduced book value per share by $0.25. Due to the size of our Shareholders’ Equity (approximately $2.0 billion at September 30, 2011), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

Non-GAAP Financial Measure – Operating Income

Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of realized gains or losses, guaranty fund assessments and, in 2011, a confidential settlement of litigation with a service provider. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.

The following table is a reconciliation of Net income to Operating income:

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands, except per share data)	2011	2010	2011	2010

Net income	$43,705	$51,052	$146,494	$129,545
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	11,972	(14,712)	5,648	(8,807)
Guaranty fund assessments (recoupments)	99	91	41	(659)
Confidential settlement of litigation with a service provider	(4,900)	—	(4,900)	—

Pre-tax effect of exclusions	7,171	(14,621)	789	(9,466)

Tax effect, at 35%	(2,510)	5,117	(276)	3,313

Operating income	$48,366	$41,548	$147,007	$123,392

Per diluted common share:
Net income	$1.42	$1.59	$4.75	$3.99
Effect of exclusions	0.15	(0.29)	0.02	(0.19)

Operating income per diluted common share	$1.57	$1.30	$4.77	$3.80

Results of Operations–Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30

($ in thousands, except share data)	2011	2010	Change	2011	2010	Change

Revenues:
Gross premiums written	$174,680	$158,998	$15,682	$450,795	$414,697	$36,098

Net premiums written	$164,798	$149,693	$15,105	$421,692	$383,783	$37,909

Premiums earned	$145,844	$140,802	$5,042	$429,627	$411,006	$18,621
Premiums ceded	(11,217)	(10,502)	(715)	(25,861)	(31,882)	6,021

Net premiums earned	134,627	130,300	4,327	403,766	379,124	24,642
Net investment income	34,116	35,639	(1,523)	106,573	110,348	(3,775)
Equity in earnings (loss) of unconsolidated subsidiaries	(2,264)	(1,281)	(983)	(6,044)	2,544	(8,588)
Net realized investment gains (losses)	(11,972)	14,712	(26,684)	(5,648)	8,807	(14,455)
Other income	7,471	1,764	5,707	11,745	5,769	5,976

Total revenues	161,978	181,134	(19,156)	510,392	506,592	3,800

Expenses:
Losses and loss adjustment expenses	71,777	86,866	(15,089)	218,270	251,944	(33,674)
Reinsurance recoveries	(8,601)	(7,055)	(1,546)	(20,319)	(24,908)	4,589

Net losses and loss adjustment expenses	63,176	79,811	(16,635)	197,951	227,036	(29,085)
Underwriting, policy acquisition and operating expenses	34,954	32,095	2,859	103,534	94,940	8,594
Interest expense	932	832	100	2,645	2,472	173

Total expenses	99,062	112,738	(13,676)	304,130	324,448	(20,318)

Income before income taxes	62,916	68,396	(5,480)	206,262	182,144	24,118
Income taxes	19,211	17,344	1,867	59,768	52,599	7,169

Net income	$43,705	$51,052	$(7,347)	$146,494	$129,545	$16,949

Earnings per share:
Basic	$1.43	$1.61	$(0.18)	$4.79	$4.03	$0.76

Diluted	$1.42	$1.59	$(0.17)	$4.75	$3.99	$0.76

Net loss ratio	46.9%	61.3%	(14.4)	49.0%	59.9%	(10.9)
Underwriting expense ratio	25.8%	24.0%	1.8	25.2%	24.4%	0.8

Combined ratio	72.7%	85.3%	(12.6)	74.2%	84.3%	(10.1)

Operating ratio	47.4%	57.9%	(10.5)	47.8%	55.2%	(7.4)

Return on equity*	8.8%	11.3%	(2.5)	10.1%	9.8%	0.3

*Annualized

In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

As required by GAAP, our results include acquired entities only for the portion of the reporting period that is after the acquisition date. Our 2011 operating results include three and nine months of APS activity for the three- and nine-month periods, respectively, while our 2010 operating results do not include any APS activity. In many of the supporting tables that follow, the effect of the additional 2011 APS activity is separately disclosed.

Premiums Written

Changes in our premium volume are driven by four primary factors: (1) the amount of new business we are able to generate, including business that comes to PRA as a result of acquisitions, (2) the timing of premium written for business generated by multi-period policies, (3) our retention of existing business, and (4) the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. The professional liability market remains competitive with some competitors choosing to compete primarily on price.

Gross and net premiums written are as follows:

	Three months ended September 30				Nine months ended September 30

($ in thousands)	2011	2010	Change		2011	2010	Change

Gross premiums written:
Physician	$143,673	$127,220	$16,453	12.9%	$365,198	$325,439	$39,759	12.2%
Non-physician healthcare providers	14,233	12,537	1,696	13.5%	36,848	31,583	5,265	16.7%
Hospital and facility	5,494	5,481	13	0.2%	19,079	20,351	(1,272)	(6.3%)
Other	4,770	3,603	1,167	32.4%	14,455	12,114	2,341	19.3%
Non-continuing	69	1,007	(938)	(93.1%)	268	6,593	(6,325)	(95.9%)
Tail premium, all policy types	6,441	9,150	(2,709)	(29.6%)	14,947	18,617	(3,670)	(19.7%)

Total gross premiums written	$174,680	$158,998	$15,682	9.9%	$450,795	$414,697	$36,098	8.7%

Net premiums written	$164,798	$149,693	$15,105	10.1%	$421,692	$383,783	$37,909	9.9%

Results for 2011 include premiums attributable to the APS acquisition as detailed in the following table:

	September 30, 2011

($ in thousands)	Three Months	Nine Months

Gross premiums written:
Physician	$14,858	$44,434
Non-physician healthcare providers	1,544	1,721
Tail premium, all policy types	535	1,193

Total gross premiums written	$16,937	$47,348

Net premiums written	$16,433	$46,303

Gross Premiums Written

Physician Premiums

Our 2011 results reflect new business of $21 million and $63 million for the three and nine months ended September 30, 2011, respectively, including $15 million and $44 million, respectively, that is attributable to the acquisition of APS. New physician business for the three and nine months ended September 30, 2010 approximated $6 million and $12 million, respectively.

Two-year term policies also contributed to the increase in gross written premium. Gross written premium associated with two-year term policies is $8.1 million and $20.7 million for the three and nine months ended September 30, 2011, respectively, as compared to $3.2 million and $8.8 million for the same respective periods in 2010. We offer two-year term policies (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written.

Our retention rate for physician business is 89% for both the three and nine months ended September 30, 2011, as compared to 90% and 89% for the 2010 three- and nine-month periods, respectively. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to self-insurance mechanisms (often when physicians join hospital-based practice groups) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also due to disability or other personal reasons.

Charged rates for our renewed physician business have averaged 1% higher than the expiring premiums during the three months ended September 30, 2011, driven by our podiatric line of business. Approximately 50% of our podiatric business renews in the third quarter and this line had a 7% increase in charged rates during the quarter. Rates on our MD/DO business declined 1% during the quarter. During the nine months ended September 30, 2011, charged rates decreased an average of 1%. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.

We have included APS policies subject to renewal in our retention and rate change calculations. The business acquired from APS experienced a retention rate of 87% and 89% for the three and nine months ended September 30, 2011, respectively.

Non-physician Premiums

Our healthcare providers included in non-physician premiums are primarily dentists, chiropractors, optometrists, and allied health professionals. The 2011 increase is primarily related to allied health coverages.

Hospital and facility premiums decreased for the nine-month period of 2011. The decline reflects the same competitive pressures in this area as we are seeing in our physician business.

Non-physician “other” premiums are primarily legal professional liability premiums. The increase in premium volume for the three- and nine-month periods of 2011 principally relates to legal professional liability premiums.

Non-continuing in the above table separately identifies premium generated by certain types of miscellaneous liability coverages which we no longer provide.

Tail Premiums

We offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us. The amount of tail premium written and earned can vary widely from period to period.

Net Premiums Written

The principal components of the change in net premiums written for the three and nine months ended September 30, 2011 as compared to net premiums written for the same periods in 2010 are as follows:

	Increase (Decrease) in Net Premiums Written

($ in thousands)	Three-Month Period	Nine-Month Period

Increase in gross premiums written, previously discussed	$15,682	$36,098
Additional premiums ceded, due to business acquired from APS	(504)	(1,046)
Decrease in premiums ceded due to commutation, see separate discussion below in Premiums Ceded	—	5,600
Other increases (decreases) in premiums ceded, net	(73)	(2,743)

Increase in Net Premiums Written	$15,105	$37,909

Exclusive of the effects of the APS acquisition and the commutation, both the three- and the nine- month periods reflect ceded premium reductions attributable to lower premium volume, offset to an extent by higher ceded premium associated with the start up of a new program with Ascension Health facilities (Ascension). Our arrangements with Ascension provide that a substantial portion of the initial policies written under the program will be heavily reinsured by an Ascension affiliate. The nine-month period additionally reflects an increase in ceded premium due to certain large policies written in 2011 that are heavily reinsured on a facultative basis.

Premiums Earned/Premiums Ceded

	Three Months Ended September 30				Nine Months Ended September 30

($ in thousands)	2011	2010	Change		2011	2010	Change

Premiums earned:
PRA all other	$130,624	$140,802	$(10,178)	(7.2%)	$384,976	$411,006	$(26,030)	(6.3%)
APS Acquisition	15,220	—	15,220	nm	44,651	—	44,651	nm

	145,844	140,802	5,042	3.6%	429,627	411,006	18,621	4.5%
Premiums ceded:
PRA all other	10,713	10,502	211	2.0%	24,815	31,882	(7,067)	(22.2%)
APS Acquisition	504	—	504	nm	1,046	—	1,046	nm

	11,217	10,502	715	6.8%	25,861	31,882	(6,021)	(18.9%)
Net premiums earned:
PRA all other	119,911	130,300	(10,389)	(8.0%)	360,161	379,124	(18,963)	(5.0%)
APS Acquisition	14,716	—	14,716	nm	43,605	—	43,605	nm

	$134,627	$130,300	$4,327	3.3%	$403,766	$379,124	$24,642	6.5%

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

Of the premiums attributable to the APS acquisition earned during the three and nine months ended September 30, 2011, approximately $2.7 million and $20.0 million, respectively, are attributable to premiums written prior to acquisition.

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

During the second quarter of 2011, ProAssurance commuted (terminated) certain of its reinsurance arrangements with Colisee Re (formerly AXA Reassurance S.A.) for approximately $4.3 million in cash. The effect of the commutation was to reduce Premiums Ceded by approximately $5.6 million and to reduce Reinsurance Recoveries by approximately $4.0 million. The commutation also affected our reinsurance expense ratio for the nine-month period, as reflected in the table below.

	Three Months Ended September 30			Nine Months Ended September 30

	2011	2010	Change	2011	2010	Change

Reinsurance expense ratio:*
PRA all other:
Before commutation effect	8.2%	7.5%	0.7	7.9%	7.8%	0.1
Commutation effect	—	—	nm	(1.5%)	—	nm

PRA all other	8.2%	7.5%	0.7	6.4%	7.8%	(1.4)
APS Acquisition	3.3%	—	nm	2.3%	—	nm
Consolidated	7.7%	7.5%	0.2	6.0%	7.8%	(1.8)

*	Calculated as premiums ceded as a percentage of premiums earned

Exclusive of the APS acquisition, the increase in our reinsurance expense ratio for both the three- and the nine-month periods is due to higher premiums ceded in 2011 related to premiums associated with the Ascension program, as previously discussed, and to a lesser extent, to an increase in premiums ceded associated with certain facultatively reinsured policies.

The reinsurance expense ratio associated with the business acquired from APS is lower than the ratio for our other business. In recent years, largely due to the advantageous legal climate within the state of Texas, only a small percentage of APS paid losses have met reinsurance coverage limits; consequently, APS has been able to obtain reinsurance coverage for 2010 and 2011 at favorable rates. The APS reinsurance arrangements base the amounts due to reinsurers, in part, on expected losses, and the increase in the ratio between the 2011 three-month and nine-month periods reflects shifts in the actuarial estimate of losses that will reach reinsurance coverage limits.

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

Net investment income by investment category is as follows:

	Three Months Ended September 30				Nine Months Ended September 30

($ in thousands)	2011	2010	Change		2011	2010	Change

Fixed maturities	$33,939	$35,952	$(2,013)	(5.6%)	$106,573	$110,349	$(3,776)	(3.4%)
Equities	569	142	427	300.7%	985	597	388	65.0%
Short-term investments	20	115	(95)	(82.6%)	93	279	(186)	(66.7%)
Other invested assets	573	548	25	4.6%	2,137	2,153	(16)	(0.7%)
Business owned life insurance	635	340	295	86.8%	1,571	1,161	410	35.3%
Investment expenses	(1,620)	(1,458)	(162)	11.1%	(4,786)	(4,191)	(595)	14.2%

Net investment income	$34,116	$35,639	$(1,523)	(4.3%)	$106,573	$110,348	$(3,775)	(3.4%)

Fixed Maturities

The decrease in income for both the three- and nine-month periods primarily reflects lower yields partially offset by higher average investment balances. During the first six months of 2011, our Treasury Inflation-Protected Securities (TIPS) portfolio outperformed our other fixed maturities, and thus the 2011 nine-month period includes higher earnings from our TIPS of approximately $1.5 million. We do not expect further significant increases from TIPS for the remainder of 2011.

The overall yield on our portfolio declined for both the three- and nine-month periods because we were not able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Additionally, the yields on fixed maturity securities acquired in the APS transaction, after adjustment as required by GAAP purchase accounting rules, approximated market yields on the acquisition date of November 30, 2010 and lowered our average consolidated tax equivalent yield by approximately 8 basis points and 29 basis points for the three- and nine-month periods, respectively. Average yields for our available-for-sale fixed maturity securities during 2011 and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010

Average income yield	3.9%	4.4%	4.1%	4.4%
Average tax equivalent income yield	4.4%	5.0%	4.6%	5.0%

The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investment alternatives, and cash needed for acquisitions or other capital purposes. In 2011 as compared to 2010, our average investment in fixed maturities increased by approximately 6% and 4% for the three- and nine-month periods, respectively.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Three Months Ended September 30			Nine Months Ended September 30

(In thousands)	2011	2010	Change	2011	2010	Change

Investment LPs:
Currently held	$(297)	$633	$(930)	$(281)	$1,507	$(1,788)
Liquidated in 2010	—	—	—	—	3,097	(3,097)
Business LLC interest	(456)	(663)	207	(1,866)	(663)	(1,203)
Tax credit partnerships	(1,511)	(1,251)	(260)	(3,897)	(1,397)	(2,500)

Equity in earnings (loss) of unconsolidated subsidiaries	$(2,264)	$(1,281)	$(983)	$(6,044)	$2,544	$(8,588)

We hold interests in certain LPs that derive earnings from trading portfolios. The performance of the LPs is affected by the volatility of equity and credit markets. One LP, shown separately in the table, was liquidated in July 2010.

Our business LLC interest is a non-controlling interest in an entity that began active business in 2011. While we expect this investment to provide a positive return over time, operating losses are expected to continue through 2011 and into 2012 due to the start up nature of this entity. Our potential for loss is limited to the carrying amount of our investment, currently $1.3 million.

We began investing in tax credit limited partnerships in 2010. Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $1.2 million and $4.3 million during the three and nine months ended September 30, 2011, respectively, while we recognized $1.5 million and $3.9 million of pre-tax amortization during the same respective periods on these investments noted in the table above.

Non-GAAP Financial Measure – Tax Equivalent Investment Result

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

	Three months ended September 30		Nine months ended September 30

(In thousands)	2011	2010	2011	2010

Investment results, as reported for GAAP :
Net investment income	$34,116	$35,639	$106,573	$110,348
Equity in earnings of unconsolidated subsidiaries	(2,264)	(1,281)	(6,044)	2,544

	31,852	34,358	100,529	112,892
Taxable equivalent adjustments for *:
State and municipal bonds	4,658	5,113	14,500	17,009
BOLI	342	183	846	625
Dividends received deduction	182	45	316	191
Tax credit partnerships	1,777	1,145	6,637	1,145

Proforma tax-equivalent investment results	$38,811	$40,844	$122,828	$131,862

*	All adjustments were calculated using the 35% federal statutory tax rate.

Net Realized Investment Gains (Losses)

The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30

(In thousands)	2011	2010	2011	2010

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(13)	$(166)	$(782)	$(189)
Other investments	(1,376)	—	(3,509)	(3,373)
High yield asset-backed securities	—	(532)	—	(9,515)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(142)	113	(823)	119

Net impairment losses recognized in earnings	(1,531)	(585)	(5,114)	(12,958)
Net gains (losses) from sales	1,145	13,169	10,080	23,065
Net realized gains (losses), trading securities	(357)	26	2,558	4,926
Change in unrealized holding gains (losses), trading securities	(11,702)	3,360	(13,043)	(3,102)
Decrease (increase) in the fair value of liabilities carried at fair value	473	(1,258)	(129)	(3,124)

Net realized investment gains (losses)	$(11,972)	$14,712	$(5,648)	$8,807

We recognized impairments of $3.5 million during the nine months ended September 30, 2011 and $3.4 million during the nine months ended September 30, 2010 related to an interest in an LLC which we account for using the cost method. The LLC has notified us of its intention to be sold publicly in the next few months, and we have reduced the carrying value of our interest in the LLC to reflect the expected market value of the assets.

We recognized credit-related impairments in earnings of $1.6 million in 2011, related to residential mortgage-backed securities. Expected future cash flows were less than our carrying value for these securities; therefore, we reduced the carrying value of our interest in these securities and recognized the loss in our 2011 net income.

Trading portfolio losses during 2011 reflect the overall decline in stock market yields, further impacted by higher average balances in our portfolio in 2011 as compared to 2010.

Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Notes 3 and 9 of the Notes to the Condensed Consolidated Financial Statements.

Other Income

Other Income is typically comprised primarily of commission and fee income from our agency operations, other fee revenues, rental income and other miscellaneous revenues. The revenue is not a principal source of income and often varies among periods. During the third quarter of 2011, we recognized other income of $4.9 million related to a confidential settlement of litigation with a service provider. The remaining increase for both the three- and nine-month periods is primarily attributable to a gain of approximately $0.8 million recognized on the sale of a building in the third quarter of 2011.

Losses and Loss Adjustment Expenses

The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.

Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent over 90% of the Company’s business, the insured event generally becomes a liability when the event is first reported to the insurer; for occurrence policies the insured event becomes a liability when the event takes place. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.

The following tables summarize calendar year net losses and net loss ratios for the three and nine months ended September 30, 2011 and 2010 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended September 30			Nine Months Ended September 30
($ in millions)	2011	2010	Change	2011	2010	Change

Current accident year:
PRA all other	$103.6	$113.2	$(9.6)	$308.1	$322.9	$(14.8)
APS Acquisition	11.7	—	11.7	32.2	—	32.2

Consolidated	$115.3	$113.2	$2.1	$340.3	$322.9	$17.4

Prior accident years:
PRA all other	$(47.1)	$(33.4)	$(13.7)	$(127.1)	$(95.9)	$(31.2)
APS Acquisition	(5.0)	—	(5.0)	(15.2)	—	(15.2)

Consolidated	$(52.1)	$(33.4)	$(18.7)	$(142.3)	$(95.9)	$(46.4)

Calendar year:
PRA all other	$56.5	$79.8	$(23.3)	$181.0	$227.0	$(46.0)
APS Acquisition	6.7	—	6.7	17.0	—	17.0

Consolidated	$63.2	$79.8	$(16.6)	$198.0	$227.0	$(29.0)

	Net Loss Ratios*
	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	Change	2011	2010	Change

Current accident year:
PRA all other	86.4%	86.9%	(0.5)	85.5%	85.2%	0.3
APS Acquisition	79.7%	—	nm	73.8%	—	nm
Consolidated	85.6%	86.9%	(1.3)	84.3%	85.2%	(0.9)

Prior accident years:
PRA all other	(39.3%)	(25.6%)	(13.7)	(35.3%)	(25.3%)	(10.0)
APS Acquisition	(34.0%)	—	nm	(34.7%)	—	nm
Consolidated	(38.7%)	(25.6%)	(13.1)	(35.3%)	(25.3%)	(10.0)

Calendar year:
PRA all other	47.1%	61.3%	(14.2)	50.2%	59.9%	(9.7)
APS Acquisition	45.7%	—	nm	39.1%	—	nm
Consolidated	46.9%	61.3%	(14.4)	49.0%	59.9%	(10.9)

*	Net losses as specified divided by net premiums earned

The decrease in our current accident year net loss ratio is principally attributable to the effect of the business acquired from APS. We expect lower losses related to the business acquired from APS. APS operates primarily in Texas, which is currently experiencing a favorable legal climate due to tort reform. The APS net loss ratio increased during the third quarter of 2011 as we applied a reserving approach similar to that utilized for our historical business.

During the three and nine months ended September 30, 2011, we recognized favorable loss development of $52.1 million and $142.3 million, respectively, on a net basis, related to reserves previously established for prior accident years. Principally this is due to favorable net loss development within our retained layers of coverage ($1 million and below) for accident years 2004 to 2009. Approximately $5.0 million of the three months’ and $15.2 million of the nine months’ favorable development in 2011 relates to reserves assumed in the acquisition of APS based on 2011 claims activity which indicates claims severity has declined below our December 31, 2010 estimates.

During the three and nine months ended September 30, 2010, we recognized favorable loss development of $33.4 million and $95.9 million, respectively, on a net basis, related to our previously established (prior accident year) reserves, principally for the 2004 to 2008 accident years within our retained layers of coverage ($1 million and below). We also recognized unfavorable development of $1.6 million related to the commutation of a captive reinsurance arrangement during the three- and nine-month period ended September 30, 2010.

Substantially all of the development recognized during the first nine months of 2011 and 2010 relates to medical professional liability claims-made reserves. The favorable development for medical professional claims-made policies in both years is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. With the decline in the frequency of claims that both we and the industry have observed over the past five years, we had anticipated that the quality of claims would improve which would lead to higher average claim values and a higher severity trend. While the increase in severity has not been at the level we anticipated, management continues to believe that an increase in severity is a likely ultimate outcome of a lower frequency environment. An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, at the end of 2009 we had resolved 69.7% of the known claims for the 2007 accident year. This statistic is based on the number of reported claims; since many non-meritorious claims are resolved early, the percentage of ultimate loss payments known at the same point in time is considerably lower. At the end of 2010 this had increased by 15% to 82.5% of the known claims. Historically we have resolved more than 85% of our physician and hospital professional liability claims with no indemnity payment and generally these claims are the first to be resolved. As an accident year matures we see an increase in the number of claims that are resolved with indemnity payments. In a similar fashion we typically expend more in loss adjustment expenses (legal fees) as claims mature. Based upon the additional claims closed in both 2011 and 2010 and the continuation of better than expected severity trends, management reduced its expected ultimate losses in both 2011 and 2010 resulting in the recognition of corresponding amounts of favorable development in the income statement of those periods.

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

Underwriting, Policy Acquisition and Operating Expenses

The table below provides a comparison of 2011 and 2010 underwriting, policy acquisition and operating expenses for the three- and nine-month periods ended September 30:

	Three months ended September 30				Nine months ended September 30
($ in thousands)	2011	2010	Change		2011	2010	Change

Insurance operation expenses:
PRA all other	$30,962	$31,225	$(263)	(0.8%)	$91,628	$92,345	$(717)	(0.8%)
APS Acquisition	3,782	—	3,782	nm	10,200	—	10,200	nm

	34,744	31,225	3,519	11.3%	101,828	92,345	9,483	10.3%
Agency expenses	210	870	(660)	(75.9%)	1,706	2,595	(889)	(34.3%)

	$34,954	$32,095	$2,859	8.9%	$103,534	$94,940	$8,594	9.1%

Insurance Operation Expenses

Exclusive of the effect of the APS acquisition, insurance operation expenses for the 2011 three- and nine-month periods reflect relatively flat operating expenses, lower amortization of deferred policy acquisition costs consistent with the decline in premiums earned and, for the nine-month period, a reduced amount of Guaranty Fund recoupments.

Expenses associated with APS include salary and benefit expenses of approximately $1.1 million and $2.1 million for the three- and nine-month periods, respectively, that are related to workforce reductions. APS policy acquisition expenses are approximately $0.2 million and $1.5 million lower for the three- and nine-month periods, respectively, than would be considered normal due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed ratably over the term of the associated insurance policy.

Underwriting Expense Ratio

	Underwriting Expense Ratio *
	Three months ended September 30			Nine months ended September 30
	2011	2010	Change	2011	2010	Change

Underwriting expense ratio, consolidated	25.8%	24.0%	1.8	25.2%	24.4%	0.8

*	Our expense ratio computations exclude agency expenses as discussed below.

The change in our consolidated underwriting expense ratio for the 2011 three- and nine-month periods reflects increases of 0.7 percentage points and 0.1 percentage points, respectively, that are attributable to expenses associated with APS workforce reductions which are partially offset by lower amortization of deferred policy acquisition costs due to the application of GAAP purchase accounting rules. Otherwise, our ratio increased primarily as a result of the decline in net premiums earned at our subsidiaries other than APS.

Agency expenses

We have historically operated several non-insurance subsidiaries, principally insurance agencies that have generated commission and service fee revenues. Expenses of our agency operations that are associated with the generation of premium revenues by our insurance subsidiaries are included in insurance operation expenses in the above table. Expenses of our agency operations that are directly associated with external commission and service fee revenues are included in agency expenses in the above table. In 2011 we discontinued most external agency operations. The declines in agency expenses of $0.7 million and $0.9 million for the three- and nine-month periods, respectively, reflect the discontinuation of these operations. The nine-month period decline is partially offset by costs incurred during the first six months of 2011 related to workforce reductions.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2011 reflects commitment fees and amortization of the initial loan costs related to the credit agreement entered into during the second quarter of 2011. The credit agreement is discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Interest expense by debt obligation is provided in the following table:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2011	2010	Change	2011	2010	Change

Trust Preferred Securities due 2034	$240	$250	$(10)	$722	$733	$(11)
Surplus Notes due May 2034	127	131	(4)	379	380	(1)
Note Payable due February 2019	291	297	(6)	867	884	(17)
Revolving credit agreement	152	—	152	287	—	287
Other	122	154	(32)	390	475	(85)

	$932	$832	$100	$2,645	$2,472	$173

Taxes

Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(4.8%)	(5.1%)	(4.8%)	(6.3%)
Tax credits	(1.8%)	(1.1%)	(2.1%)	(0.4%)
Valuation allowance	—	(1.3%)	—	(0.5%)
BOLI redemption	—	—	—	0.7%
Other, including estimate revisions	2.1%	(2.1%)	0.9%	0.4%

Effective tax rate	30.5%	25.4%	29.0%	28.9%

The 2011 increase in the effective tax rate reflects the following:

–

For both the three- and nine- month periods, the total amount of tax-exempt income was lower in 2011; also, tax-exempt income represents a smaller percentage of total pretax income for the 2011 nine-month period as compared to 2010.

–

Tax expense was increased in the 2011 third quarter but decreased in the 2010 third quarter due to the re-estimation of the effect of permanent tax differences based on annual tax returns filed during the third quarter period.

–	For the nine-month period, tax expense was lower in 2010 due to the reversal of a valuation allowance recorded in 2009.

The effect of the above increases was mitigated by the following:

–

Tax credit investments generated tax credits of approximately $1.2 million and $4.3 million for the three and nine months ended September 30, 2011, respectively, as compared to approximately $0.8 million for the three and nine months ended September 30, 2010 (tax credits directly reduce our tax expense).

–	A partial redemption of our BOLI increased tax expense for the 2010 nine-month period by approximately $1.3 million; there were no BOLI redemptions during 2011.

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

The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2011 and December 31, 2010. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	September 30, 2011
	Interest Rate Shift in Basis Points

	(200)	(100)	Current	100	200

Fair Value (in millions):
U.S. Treasury obligations	$322	$318	$311	$302	$293
U.S. Agency obligations	89	89	87	84	80
State and municipal bonds	1,238	1,214	1,173	1,121	1,070
Corporate debt	1,434	1,415	1,371	1,317	1,266
Asset-backed securities	753	750	733	709	684

All fixed maturity securities	$3,836	$3,786	$3,675	$3,533	$3,393

Duration:
U.S. Treasury obligations	3.69	3.65	3.58	3.49	3.40
U.S. Agency obligations	2.83	2.84	3.08	3.65	3.82
State and municipal bonds	4.04	4.30	4.41	4.52	4.59
Corporate debt	4.10	4.08	4.02	3.93	3.85
Asset-backed securities	1.16	1.62	2.97	3.57	3.92
All fixed maturity securities	3.44	3.60	3.87	4.00	4.06

	December 31, 2010
Fair Value (in millions):
U.S. Treasury obligations	$237	$232	$226	$220	$215
U.S. Agency obligations	74	71	69	66	64
State and municipal bonds	1,367	1,308	1,244	1,181	1,122
Corporate debt	1,428	1,383	1,333	1,281	1,232
Asset-backed securities	757	750	732	708	680

All fixed maturity securities	$3,863	$3,744	$3,604	$3,456	$3,313

Duration:
U.S. Treasury obligations	3.53	3.64	3.78	3.70	3.62
U.S. Agency obligations	3.47	3.66	3.82	3.82	3.77
State and municipal bonds	3.88	4.91	5.02	5.08	5.09
Corporate debt	3.35	3.83	4.01	3.92	3.82
Asset-backed securities	1.84	2.25	3.02	3.56	3.81
All fixed maturity securities	3.24	3.88	4.14	4.23	4.24

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

ProAssurance’s cash and short-term investment portfolio at September 30, 2011 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

As of September 30, 2011, 97% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s, and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

We hold $1.2 billion of municipal bonds. We require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of September 30, 2011, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.

We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (on both paid and unpaid losses) approximate $286 million at September 30, 2011 and $282 million at December 31, 2010.

Equity Price Risk

At September 30, 2011 our equity holdings had an approximate fair value of $74 million, almost all of which is attributable to investments in common stocks. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10% to $81.1 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10% in the fair value of these securities to $66.8 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4.	CONTROLS AND PROCEDURES.

The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2011. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

U.S. Government debt rating has been downgraded.

In August, 2011, one of the major rating agencies downgraded the rating of U.S. Government Debt. Another major agency has published a negative outlook for U.S. debt. The rating agencies have previously indicated that debt instruments of other issuers dependent upon federal support and distributions, including state and local municipalities, may also be downgraded, but this has not yet occurred to any widespread extent except with respect to U.S. Agency debt or U.S. Agency guaranteed debt. If ratings downgrades become more widespread, the average credit rating of our investment portfolio will be reduced. Due to the unpredictable nature of this situation, we are unable to provide a reliable estimate regarding the extent to which our portfolio might be affected. As of September 30, 2011 debt securities represent 91% of our total investments and include U.S. government debt, U.S. Agency debt, and U.S. Agency guaranteed debt having a combined fair value of $980 million and state and municipal securities having a combined fair value of $1,173 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – 31, 2011	—	$—	—	$194,024,530
August 1 – 31, 2011	82,084	$67.92	82,084	$188,449,201
September 1 – 30, 2011	—	$—	—	$188,449,201

Total	82,084	$67.92	82,084

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION

November 2, 2011

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer
(Duly authorized officer and principal financial and accounting officer)