Form 10-K
period 2011-12-31
PROASSURANCE CORP
filed 2012-02-22
CIK 1127703

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

for the fiscal year ended December 31, 2011,

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2011 was $2,115,110,970.

As of February 14, 2012, the registrant had outstanding approximately 30,553,543 shares of its common stock.

Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2012 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	The MAIC Holdings, Inc. Registration Statement on Form S-4 (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated by reference into Part IV of this report.

(iv)	The ProAssurance Corporation Registration Statement on Form S-4 (File No. 333-49378) is incorporated by reference into Part IV of this report.

(v)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vi)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(viii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(ix)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 12, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(x)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xi)	The ProAssurance Corporation Registration Statement on Form S-8 (File No. 333-156645) is incorporated by reference into Part IV of this report.

(xii)	The ProAssurance Corporation Definitive Proxy Statement filed on April 11, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiii)	The ProAssurance Corporation Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16533) is incorporated by reference into Part IV of the report.

(xiv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring December 1, 2010 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xvi)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(xvii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) is incorporated by reference in Part IV of this report.
(xviii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

PART I

ITEM 1. BUSINESS.

General / Corporate Overview

ProAssurance Corporation is a holding company for property and casualty insurance companies focused on professional liability insurance. Throughout this report, references to ProAssurance, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.” Our website is www.ProAssurance.com and we maintain a dedicated Investor relations section on that website (www.ProAssurance.com/InvestorRelations) to provide specialized resources for investors and others seeking to learn more about us.

As part of our disclosure through the Investor Relations Section of our website, we publish our annual report on Form 10K, our quarterly reports on Form 10Q, and our current reports on Form 8K and all other public SEC filings as soon as reasonably practical after filing with the Securities and Exchange Commission (the SEC) on its EDGAR system. These SEC filings can be found on our website at www.proassurance.com/InvestorRelations/sec_filings.aspx. This section also provides access to details about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. We maintain access to all public SEC filings for at least one year after their acceptance by the SEC.

Further, because the insurance business uses certain terms and phrases that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on the Supplemental Information page of our website (www.proassurance.com/InvestorRelations/supplemental.aspx).

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

The Governance section of our website provides copies of the Charters for our Audit Committee, Internal Audit Department, Compensation Committee and Nominating/Corporate Governance Committee. In addition you will find our Code of Ethics and Conduct, Corporate Governance Principles, Policy Regarding Determination of Director Independence and Share Ownership Guidelines for Management and Directors. We also provide our Lead Director Policy, the Pre-Approval Policy and Procedures for our Audit Committee and our Policy Regarding Stockholder-Nominated Director Candidates. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	general economic conditions, either nationally or in our market areas, that are different than anticipated;

•	our ability to maintain our dividend payments;

•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation or dissolution of state-sponsored medical professional liability insurance entities that could remove or add sizable groups of physicians from the private insurance market;

•	the impact of deflation or inflation;

•	changes in the interest rate environment;

•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;

•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•

changes in accounting policies and practices that may be adopted by our regulatory agencies and the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;

•	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

•	the effects of changes in the healthcare delivery system, including but not limited to the Patient Protection and Affordable Care Act;

•	consolidation of healthcare providers and entities that are more likely to self insure and not purchase medical professional liability insurance;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance, and changes in the availability, cost, quality, or collectability of insurance/reinsurance;

•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;

•	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;

•	loss of independent agents;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain and recruit senior management;

•	our ability to purchase reinsurance and collect recoveries from our reinsurers;

•	assessments from guaranty funds;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or may impede a takeover;

•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;

•

taxing authorities can take exception to our tax positions and cause us to incur significant amounts of defense costs and, if our defense is not successful, additional tax costs, including interest and penalties;

•	insurance market conditions may alter the effectiveness of our current business strategy and impact our revenues; and

•

expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption, loss of customers, employees and key agents, increased operating costs or inability to achieve cost savings, and assumption of greater than expected liabilities, among other reasons.

Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in “Item 1A, Risk Factors” in this report.

We caution readers not to place undue reliance on any such forward-looking statements, which are based upon conditions existing only as of the date made, and advise readers that these factors could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Except as required by law or regulations, we do not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Overview

We are an insurance holding company operating through subsidiaries which are primarily focused on providing professional liability insurance and operate as a single business segment within the United States. The composition of our gross written premiums by coverage type and by state for the past three years is as follows:

($ in thousands)	Years Ended December 31
	2011		2010		2009
Gross premium written by coverage type:
Physicians (1)	$451,181	80%	$418,173	78%	$442,002	80%
Other healthcare professionals	47,605	8%	43,093	8%	37,215	7%
Healthcare facilities	28,088	5%	28,524	5%	31,350	6%
Legal professionals	16,474	3%	13,250	2%	12,379	2%
All other (2)	22,547	4%	30,165	7%	30,976	5%

Total	$565,895	100%	$533,205	100%	$553,922	100%

Gross premiums written by state (3):
Alabama (1)	$81,253	14%	$74,967	14%	$96,307	17%
Texas	57,389	10%	13,202	2%	8,547	2%
Ohio	51,040	9%	63,143	12%	69,300	13%
Florida	38,015	7%	39,909	8%	35,428	6%
Michigan	32,402	6%	30,767	6%	32,842	6%
Indiana	29,965	5%	30,772	6%	33,304	6%
All other states	275,831	49%	280,445	52%	278,194	50%

Total	$565,895	100%	$533,205	100%	$553,922	100%

(1)	Primarily comprised of one year term policies but includes premium related to policies with a two year term of $22.3 million in 2011, $10.9 million in 2010, and $23.0 million in 2009.
(2)	Includes tail coverage premiums of $20.9 million in 2011, $23.2 million in 2010 and $20.4 million in 2009.
(3)	States representing 6% or more of total annual premium during 2011, 2010 or 2009 are shown separately.

The increase in premiums written in the state of Texas is attributable to the acquisition of American Physicians Service Group, Inc. in November of 2010.

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

Recent Developments

On April 15, 2011 we entered into a revolving credit agreement that expires April 15, 2014. The agreement allows us to borrow up to $150 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board of Directors of ProAssurance (the Board or our Board), and support for other activities we enter into in the normal course of business. See Note 10 of the Notes to Consolidated Financial Statements included herein for additional information regarding the revolving credit agreement.

On November 30, 2010 we acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS), a provider of medical professional liability (MPL) insurance for physicians largely in the state of Texas, in a transaction valued at $237 million, including cash paid of $233 million and liabilities assumed of $4 million. See Note 2 of the Notes to Consolidated Financial Statements included herein for additional information regarding the acquisition of APS.

In November 2010 the Board authorized $200 million to be used for the repurchase of our common stock or debt securities, which was in addition to previous authorizations of $100 million in September 2009, $100 million in August 2008 and $150 million in April 2007. As of February 14, 2012 approximately $188 million of the total amount authorized by the Board remains available for use.

On April 1, 2009 we acquired 100% of Podiatry Insurance Company of America (PICA) and subsidiaries. The transaction was valued at $134 million including future premium credits to qualified insureds of $15 million. See Note 2 of the Notes to Consolidated Financial Statements included herein for additional information regarding the acquisition of PICA.

In December 2008 we repurchased $23.0 million of our outstanding trust preferred securities for approximately $18.4 million. We recognized a gain of approximately $4.6 million on the extinguishment.

In July 2008 we converted all our outstanding Convertible Debentures (aggregate principal of $107.6 million), issued in 2003, into approximately 2,572,000 shares of ProAssurance common stock. No gain or loss was recorded related to the conversion.

In December 2007 we redeemed, at face value, for cash, outstanding subordinated debentures of $15.5 million that became our obligation in 2005 when we acquired NCRIC Corporation (NCRIC). NCRIC is now a part of PRA Professional Liability Group, Inc.

Products, Services and Marketing

Our insurance subsidiaries are primarily focused on providing professional liability insurance to individuals and institutions engaged in the delivery of healthcare. We also maintain a book of legal professional liability business. Physicians are currently our core customer group, but we target the full spectrum of the healthcare professional liability market. For our legal professional liability product, we target smaller law practices. While most of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis. We are licensed to do business in every state.

We utilize independent agencies as well as an internal sales force to write our business. For the year ended December 31, 2011, we estimate that approximately 64% of our gross premiums written were produced through independent insurance agencies. These local agencies usually have producers who specialize in professional liability insurance and should be able to convey the factors that differentiate our professional liability insurance products. No single agent or agency accounts for more than 10% of our total direct premiums written.

Our marketing approach is closely tied to our promise of “Treated Fairly” which is our public pledge that all of our actions will deliver fair treatment, informed by the core values that guide our organization: integrity, respect, doctor involvement in our healthcare insurance activities, collaboration, communication, and enthusiasm. We emphasize that we offer:

•	financial strength,

•	excellent claims and underwriting services,

•	risk management consultation, loss prevention seminars and other educational programs,

•	regular newsletters discussing matters of interest to healthcare providers, including updates on legislative developments,

•	support of legislation that will have a positive effect on healthcare liability issues, and

•	involvement in and support for local medical societies and related organizations.

These communications and services demonstrate our understanding of the professional liability insurance needs of the healthcare industry, promote a commonality of interest among us and our insureds and provide opportunities for targeted interactions with potential insureds.

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

Our underwriting concentrates on knowledge of local market conditions and legal environments through market-focused underwriting offices located throughout our business footprint. Our underwriters work closely with our claims departments, consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.

For our MPL business, underwriters are assisted by our medical advisory committees that operate in our key markets. These committees are comprised of physicians, other healthcare providers and representatives of hospitals and healthcare entities and help us maintain close ties to the medical communities in these markets, provide information on the practice of medicine in each market and provide guidance on critical underwriting issues.

Claims Management

We have local claims offices located throughout our business footprint so that we can provide specialized and timely attention to claims. We offer our insureds who desire it a strong defense of claims that we believe are non-meritorious or those we believe cannot be settled reasonably by good faith negotiations. Many of these claims are resolved by jury verdict, and we engage experienced, independent trial attorneys in each venue to handle the litigation in defense of our policyholders.

Our claims department promptly and thoroughly investigates the circumstances surrounding a reported claim against an insured. As this investigation progresses, our claims department develops an estimate of the case reserves for each claim. Thereafter, we monitor development of new information about the claim and adjust the case reserve as loss cost estimates are revised.

Through our investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and either seek reasonable good faith settlement or aggressively defend the claim. Our claims department carefully manages the case, including selecting independent defense attorneys who specialize in professional liability defense and obtaining medical, legal and/or other expert professionals to assist in the analysis and defense of the claim. As part of the evaluation and preparation process for MPL claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.

We believe that this claims philosophy contributes to lower overall loss costs and results in customer loyalty. Our success in claims management is greatly enhanced by our local presence in many of the markets we serve. Our claims offices in those markets are staffed with experienced claims professionals who possess specialized knowledge of the local medical and legal environments. We select attorneys with significant experience in the defense of professional liability claims in those local jurisdictions and who are able to defend claims in an aggressive, cost-efficient manner.

Investments

The majority of our assets are held in our operating insurance companies and we apply a consistent management strategy to the entire portfolio.

Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration targets and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that securities in a loss position cannot be sold without specific authorization from us. See Note 4 of the Notes to Consolidated Financial Statements for more information on our investments.

Rating Agencies

Our claims paying ability is regularly evaluated and rated by three major rating agencies, A. M. Best, Fitch and Moody’s. In developing their claims paying ratings, these agencies make an independent evaluation of an insurer’s ability to meet its obligations to policyholders. While these ratings may be of interest to investors, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.

The following table presents the claims paying ratings of our group and our core subsidiaries as of February 14, 2012:

Rating Agency
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Group	A (Excellent)	A (Strong)	A3
ProAssurance Indemnity Company, Inc.	A (Excellent)	A (Strong)	A3
ProAssurance Casualty Co.	A (Excellent)	A (Strong)	A3
ProAssurance Specialty Insurance Company, Inc.	A (Excellent)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A3
PACO Assurance Company, Inc.	A-(Excellent)	A (Strong)	NR
ProAssurance National Capital Insurance Co.	A-(Excellent)	A (Strong)	NR

Four rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt. While these ratings may be of greater interest to investors than our claims paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.

Competition

We compete in a fragmented market comprised of more than one hundred MPL providers, according to 2010 industry data, with the top five writers having a combined market share of approximately 30%. We are the fourth largest MPL writer and the largest independent publicly traded writer in the U.S. Competitive distinctions vary from state-to-state and within areas of healthcare delivery (e.g., individual physicians vs. hospitals and facilities) and include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions. Our competitors range from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets.

Historically, we have principally insured solo or small group practitioners, but in recent years we have increased our focus on offering unique, joint or cooperative insurance programs that are attractive to hospitals or other large groups. Often, these large groups and hospitals choose to manage their MPL risks through alternative insurance mechanisms such as risk retention groups or self insurance entities, and we have insurance programs designed to respond to these needs. In recent years there has been a substantial increase in the number of physicians employed full time by hospitals or large group practices, which has required us to develop new insurance mechanisms and refine our existing hospital/physician insurance programs to serve this emerging market.

Our financial stability, local market presence and knowledge, leading position in a number of markets, service quality, experience insuring hospitals and facilities as well as individual providers, size, and geographic scope provide us with competitive advantages. We are widely recognized in our markets for our heritage as a policyholder-founded company with a long-term focus on the professional liability insurance industry as well as our demonstrated commitment to the defense of non-meritorious claims and the prompt, reasonable settlement of those claims that involve a breach of the applicable standard of professional care by our insured, and that have caused damages that are covered by our insurance policy.

Our regional claims and underwriting offices also provide competitive advantages. We utilize our local market knowledge to rigorously underwrite each application for coverage to ensure that we understand the risks we accept, and develop an adequate price for that risk. Our local market knowledge also allows us to effectively evaluate claims because we have a detailed understanding of local medical and legal climates. Our locally-based claims and underwriting professionals allow us to cultivate and maintain active relationships with our customers so that we can quickly respond to their needs.

Additionally, we differentiate ProAssurance from our competitors through our “Treated Fairly” corporate culture. “Treated Fairly” is our public pledge that all of our actions will deliver fair treatment, informed by the core values that guide our organization: integrity, respect, doctor involvement in our healthcare insurance activities, collaboration, communication, and enthusiasm.

Economic pressures on our insureds continue to increase and we recognize the importance of providing our products at competitive rates. In general, loss cost trends have mitigated in recent years resulting in corresponding rate reductions. In addition to reflecting current loss trends in our filed rates, we have responded by offering targeted new business and renewal retention programs in selected markets. These steps improve policyholder retention but also decrease our average premiums. We do not aggressively compete on price alone, and we have not compromised our commitment to disciplined underwriting.

Insurance Regulatory Matters

We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our active insurance subsidiaries and other states in which our insurance subsidiaries do business. Our active insurance subsidiaries are domiciled in Alabama, Illinois, Michigan, and the District of Columbia.

Insurance companies are also subject to state and federal legislative and regulatory measures and judicial decisions. These could include new or updated definitions of risk exposure and limitations on business practices. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from adequately reflecting the level of risk assumed by the insurer for those classes.

Our operating subsidiaries are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation regulating insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, and other related matters.

Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.

Insurance Regulation Concerning Change or Acquisition of Control

The insurance regulatory codes in the domiciliary states of our operating subsidiaries each contain provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control or possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Because of these regulatory requirements, any party seeking to acquire control of ProAssurance or any other domestic insurance company, whether directly or indirectly, would usually be required to obtain such approval.

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

In late 2010, the National Association of Insurance Commissioners (the NAIC) adopted the Model Insurance and Holding Company System Regulatory Act and Regulation (“Model Law”). The Model Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. The Model Law will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from the Model Law.

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

State insurance holding company regulations generally require domestic insurers to obtain prior approval of extraordinary dividends. Insurance holding company regulations that govern our principal operating subsidiaries except as described below, deem a dividend as extraordinary if the combined dividends and distributions to the parent holding company in any twelve-month period are more than the greater of either the insurer’s net income for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.

Our ProAssurance National Capital Insurance Company subsidiary is governed by District of Columbia insurance regulations, under which a dividend is deemed to be extraordinary if the combined dividends and distributions made in any twelve-month period exceeds the lesser of net income less capital gains or 10% of surplus at the prior calendar year end.

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

Risk-Based Capital

In order to enhance the regulation of insurer solvency, the NAIC specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2011, all of ProAssurance’s insurance subsidiaries exceeded the minimum required risk- based capital levels.

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

Guaranty Funds

Admitted insurance companies are required to be members of guaranty associations which administer state guaranty funds. These associations levy assessments to fund the payment of claims against insurance companies that become insolvent (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state, although one notable exception occurred in Florida in 2006, when the state assessed all property casualty insurers a total of 4% of their non-property premiums to offset insolvencies caused by hurricane claims. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. In recent years, participation in guaranty funds has not had a material effect on our operating results.

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

Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Florida, Georgia, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the previous decade as a response to a rapid deterioration in loss trends. These reforms are generally thought to have contributed to the improvement in the overall loss trends in those states, although loss trends have also been favorable in states that did not pass any type of tort reform. In states where these reforms are perceived to have improved the MPL climate, we have experienced an increase in competition.

The Illinois and Georgia tort reform statutes were overturned in 2010, and challenges to tort reform are underway in most states where tort reforms have been enacted. Other state reforms may also be overturned, although we cannot predict with any certainty how appellate courts will rule. We continue to monitor developments on a state-by-state basis and make business decisions accordingly.

Tort reform proposals are considered from time-to-time at the Federal level. As in the states, passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.

The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform Act, was passed and signed into law in March 2010. Although a few provisions of the Act have already become effective, the most comprehensive provisions will become effective beginning in 2013. It does not appear that the provisions thus far enacted will have a significant direct effect on our business, but specific regulations to implement the law are still being written.

The Healthcare Reform Act is expected to have a significant impact on the practice of medicine in future years and could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: reduced operating margins that may cause physicians and hospitals to join in larger groupings which are more likely to utilize self-insured solutions for MPL insurance products; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; and patient dissatisfaction may increase due to greater strain on the patient-physician relationship. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for MPL products.

Ongoing legal challenges may reverse all or part of the Healthcare Reform Act, and legislative changes may be enacted that repeal or substantially alter the Healthcare Reform Act prior to its full implementation. We are unable to predict with any certainty the effect that the Healthcare Reform Act or future related legislation will have on our insureds or our business.

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

Employees

At December 31, 2011, we had 652 employees, none of whom are represented by a labor union. We consider our employee relations to be good.

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

The process of estimating loss reserves is complex. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to, the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for MPL claims, the trend of healthcare costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment, and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:

•	for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;

•	trends in paid and incurred loss development;

•	trends in claim frequency and severity;

•	emerging economic and social trends;

•	trend of healthcare costs for MPL claims;

•	inflation; and

•	changes in the regulatory legal and political environment.

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

We purchase reinsurance to mitigate the effect of large losses. Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms of our reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, we estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Due to the size of our reinsurance balances, an adjustment to these estimates or our inability to collect a reinsurance receivable could have a material effect on our results of operations for the period in which the adjustment is made. Any adjustments are reflected in then-current operations.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.

As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance. We may be unable to maintain current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would need to reduce the amount of our underwritten risk.

We cannot guarantee that our reinsurers will pay in a timely fashion or at all, and, as a result, we could experience losses.

We transfer part of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although our reinsurance agreements make the reinsurer liable to us to the extent the risk is transferred, the liability to our policyholders remains our responsibility. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results and/or cash flows would be adversely affected. At December 31, 2011 our Receivable from Reinsurers on Unpaid Losses is $247.7 million and our Receivable from Reinsurers on Paid Losses is $4.2 million.

Our claims handling practices could result in a bad faith claim against us.

We have been, from time-to-time, sued for allegedly acting in bad faith during our handling of a claim. The damages claimed in actions for bad faith may include amounts owed by the insured in excess of the policy limits as well as consequential and punitive damages. Awards above policy limits are possible whenever a case is taken to trial. These actions have the potential to have a material adverse effect on our financial condition and results of operations.

Changes in healthcare policy could have a material effect on our operations.

The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform Act, was passed and signed into law in March 2010. While the primary provisions of the Healthcare Reform Act do not appear to directly affect our business, specific regulations to implement the law are still being written.

The Healthcare Reform Act is expected to have a significant impact on the practice of medicine in future years and could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. Included among these risks are: (i) reduced operating margins may cause physicians and hospitals to join in larger groupings which are more likely to utilize self-insured solutions for MPL insurance products; and (ii) the possibility that the use of electronic medical records will lead to additional medical malpractice litigation or increase the cost of litigation. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for MPL products.

Ongoing legal challenges may reverse all or a portion of the Healthcare Reform Act. Further, legislative changes may be enacted that repeal or substantially alter the Healthcare Reform Act prior to its full implementation. We are unable to predict with any certainty the effect that the Healthcare Reform Act or future related legislation will have on our insureds or our business.

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

Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Florida, Georgia, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the previous decade as a response to a rapid deterioration in loss trends. The statutes in Georgia and Illinois were overturned in 2010. We cannot predict with any certainty how other state appellate courts will rule on these laws. While the effects of tort reform have been generally beneficial to our business in states where these laws have been enacted, there can be no assurance that such reforms will be ultimately upheld by the courts. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition. In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to maintain rates at adequate levels. Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state sponsored MPL insurance entities that could remove some physicians from the private insurance market.

We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.

A significant amount of our business is concentrated in certain states so that our performance is dependent on the business, economic, regulatory and legislative conditions in those states.

Our top five states, Alabama, Texas, Ohio, Florida and Michigan, represented 46% of our gross premiums written for the year ended December 31, 2011. Moreover, on a combined basis, Alabama, Texas and Ohio accounted for 33%, 28%, and 32% of our gross premiums written for the years ended December 31, 2011, 2010 and 2009, respectively. Because of these concentrations, unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.

We may be unable to identify future strategic acquisitions or expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected.

Our corporate strategy anticipates growth through the acquisition of other companies or books of business. However, such expansion is opportunistic and sporadic, and there is no guarantee that we will be able to identify strategic acquisition targets in the future. Additionally, if we are able to identify a strategic target for acquisition, state insurance regulation concerning change or acquisition of control could delay or prevent us from growing through acquisitions. State insurance regulatory codes provide that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. There is no assurance that we will receive such approval from the respective insurance regulator.

When we are able to complete an acquisition there is no guarantee that the expected benefits will be achieved as planned. The process of integrating an acquired company or business can be complex and costly, and may create unforeseen operating difficulties and expenditures. Potential problems that may arise include, among other reasons, business disruption, loss of customers and employees, the ineffective integration of underwriting, claims handling and actuarial practices, the increase in the inherent uncertainty of reserve estimates for a period of time until stable trends reestablish themselves within the combined organization, diversion of management time and resources to acquisition integration challenges, the cultural challenges associated with integrating employees, increased operating costs or inability to achieve cost savings, and the assumption of greater than expected liabilities. There is no guarantee that any businesses acquired in the future will be successfully integrated, and the ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete.

If we are unable to maintain favorable financial strength ratings, it may be more difficult for us to write new business or renew our existing business.

Independent rating agencies assess and rate the claims paying ability and the financial strength of insurers based upon criteria established by the agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of previously assigned ratings. The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of financial strength and ability to meet policyholder and debt obligations and are not directed toward the protection of equity investors. Ratings by rating agencies are not ratings of equity securities or recommendations to buy, hold or sell our equity securities.

Our principal operating subsidiaries hold favorable claims paying ratings with A.M. Best, Fitch and Moody’s. Claims paying ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates or the rating agencies significantly change the rating criteria that are used to determine ratings, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business.

The following table presents the claims paying ratings of our group and our core subsidiaries as of February 14, 2012:

Rating Agency
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Group	A (Excellent)	A (Strong)	A3
ProAssurance Indemnity Company, Inc.	A (Excellent)	A (Strong)	A3
ProAssurance Casualty Co.	A (Excellent)	A (Strong)	A3
ProAssurance Specialty Insurance Company, Inc.	A (Excellent)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A3
PACO Assurance Company, Inc.	A-(Excellent)	A (Strong)	NR
ProAssurance National Capital Insurance Co.	A-(Excellent)	A (Strong)	NR

Four rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt. While these ratings may be of greater interest to investors than our claims paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.

Our business could be adversely affected by the loss of independent agents.

We depend in part on the services of independent agents in the marketing of our insurance products. We face competition from other insurance companies for the services and allegiance of independent agents. These agents may choose to direct business to competing insurance companies.

Our business could be adversely affected by the loss of one or more senior executives.

We are heavily dependent upon our senior management, and the loss of services of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of key employees or senior managers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

Our Board regularly reviews succession planning relating to our Chief Executive Officer as well as other senior officers. Mr. Starnes, our Chief Executive Officer, has indicated to the Board that he has no immediate plans for retirement.

Provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or may impede a takeover, which could adversely affect the value of our common stock.

Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. We currently have no preferred stock outstanding, and no present intention to issue any shares of preferred stock. In addition, our Corporate Governance Principles provide that the Board, subject to its fiduciary duties, will not issue any series of preferred stock for any defense or anti-takeover purpose, for the purpose of implementing any stockholders rights plan, or with features intended to make any acquisition more difficult or costly without obtaining stockholder approval. However, because the rights and preferences of any series of preferred stock may be set by the Board in its sole discretion, the rights and preferences of any such preferred stock may be superior to those of our common stock and thus may adversely affect the rights of the holders of common stock.

The voting structure of common stock and other provisions of our certificate of incorporation are intended to encourage a person interested in acquiring us to negotiate with, and to obtain the approval of, the Board in connection with a transaction. However, certain of these provisions may discourage our future acquisition, including an acquisition in which stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

In addition, state insurance laws provide that no person or entity may directly or indirectly acquire control of an insurance company unless that person or entity has received approval from the insurance regulator. An acquisition of control of ProAssurance would be presumed if any person or entity acquires 10% (5% in Alabama) or more of our outstanding common stock, unless the applicable insurance regulator determines otherwise. These provisions apply even if the offer may be considered beneficial by stockholders.

We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which are subject to dividend restrictions.

We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness, meet other holding company financial obligations, or pay dividends to shareholders. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed in Item 1 Insurance Regulatory Matters.

Regulatory requirements or changes to regulatory requirements could have a material effect on our operations.

Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of policyholders rather than shareholders. In addition to the amount of dividends and other payments that can be made to a holding company by insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to:

•	licensing requirements;

•	trade practices;

•	capital and surplus requirements;

•	investment practices; and

•	rates charged to insurance customers.

These regulations may impede or impose burdensome conditions on rate changes or other actions that we may desire to take in order to enhance our operating results. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, changes of control and the terms of affiliated transactions.

Also, certain states sponsor MPL insurance entities which affects the amount and type of MPL coverages purchased by healthcare providers in the sponsoring state. Changes to the number of state sponsored entities of this type could result in a large number of healthcare practitioners changing the amount and type of coverage purchased from private insurance entities such as ProAssurance.

The guaranty fund assessments that we are required to pay to state guaranty associations may increase and results of operations and financial condition could suffer as a result.

Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state, although one notable exception occurred in Florida in 2006, when the state assessed all property casualty insurers a total of 4% of their non-property premiums to offset bankruptcies caused by hurricane claims. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.

In 2011 and 2010, guaranty fund refunds and recoupments exceeded current year assessments by $0.1 million and $1.3 million, respectively, which reduced total acquisition expenses. Our practice is to accrue for the insurance insolvencies when notified of assessments. We are not able to reasonably estimate the liabilities of an insolvent insurer or develop a meaningful range of the insolvent insurer’s liabilities because the guaranty funds do not provide sufficient information for development of such ranges.

Our investment results will fluctuate as interest rates change.

Our investment portfolio is primarily comprised of interest-earning assets, marked to market each period. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our stockholders’ equity, income and/or cash flows.

Our investments are subject to credit and prepayment risk.

A significant portion of our total assets ($4.1 billion or 82%) at December 31, 2011 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.

At December 31, 2011 approximately 18% of our investment portfolio is invested in mortgage and asset-backed securities. We utilize ratings determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s, and Fitch) as an element of our evaluation of the credit worthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.

At December 31, 2011, we hold the following asset-backed securities:

(In thousands)	Carrying Value (1)	Amortized Cost Basis	NRSRO Weighted Average Rating
Agency mortgage-backed securities (2)	$513,834	$484,312	AA+
Non-agency mortgage-backed securities	15,342	15,279	BB
Subprime mortgage-backed securities	8,089	9,277	BBB
Alt A mortgage-backed securities	5,286	5,544	B-
Commercial mortgage-backed securities	81,188	76,366	AAA
Asset backed securities collateralized by:
Credit card receivables	22,130	21,663	AAA
Automobile	52,998	52,772	AAA
Other	18,592	18,338	AAA

Total asset-backed securities	$717,459	$683,551	AA+

(1)	At December 31, 2011 all asset-backed securities are carried at fair value.
(2)	Guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac

The prolonged depression in the U. S. housing and real estate markets as well as the U.S. economic downturn has resulted in increases in delinquencies and losses with respect to mortgage- and asset-backed securities. The value of our mortgage- and asset-backed securities is subject to the risk that some of these investments may default or become significantly impaired. Such defaults or impairments would result in net realized investment losses.

Our asset-backed securities are also subject to prepayment risk. A prepayment is the unscheduled return of principal. When rates decline, the propensity for refinancing may increase and the period of time we hold our asset-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash proceeds at lower yields than currently recognized. Conversely, as rates increase, and motivations for refinancing lessen, the period of time we hold our asset-backed securities may lengthen, causing us to not reinvest cash flows at the higher available yields.

The economic downturn in preceding years lessened tax receipts and other revenues in many states and their municipalities and the frequency of credit downgrades of these entities has increased. At December 31, 2011 the fair value of our state/municipal portfolio is $1.2 billion (amortized cost basis of $1.1 billion). While our state/municipal portfolio has a high credit rating (AA on average) which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline.

U.S. Government debt rating has been downgraded.

In August 2011, one of the major rating agencies downgraded the rating of U.S. Government debt. Another major agency has published a negative outlook for U.S. debt. The rating agencies have previously indicated that debt instruments of other issuers dependent upon federal support and distributions, including state and local municipalities, may also be downgraded, but this has not yet occurred to any widespread extent except with respect to U.S. Agency debt or U.S. Agency guaranteed debt. If ratings downgrades become more widespread, the average credit rating of our investment portfolio will be reduced. Due to the unpredictable nature of this situation, we are unable to provide a reliable estimate regarding the extent to which our portfolio might be affected. As of December 31, 2011 debt securities represent 90% of our total investments and include U.S. Government debt, U.S. Agency debt, and U.S. Agency guaranteed debt having a combined fair value of $906 million and state and municipal securities having a combined fair value of $1,228 million.

In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.

In accordance with applicable GAAP, we value 95% of our investments at fair value and the remaining 5% at cost, equity, or cash surrender value. See Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements for additional information. Approximately 5% of investments are traded in active markets and we use quoted market prices to value those investments. We estimate fair values for the remaining 90% of our investments, based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. When markets exhibit much volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts received upon disposition or maturity of the security.

Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.

Our Board approved a cash dividend policy in September 2011 and we instituted a quarterly cash dividend of $0.25 per share at that time. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the company’s financial performance, future expectations and other factors deemed relevant by the Board.

Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.

Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and ProAssurance, the timing of future income and deductions, and our expected levels and sources of future taxable income. We believe our tax positions are supportable under tax laws and that our estimates are prepared in accordance with GAAP. Additionally, from time to time there are changes to tax laws and interpretations of tax laws which could change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flow.

We are subject to U.S. federal and various state income taxes. We are periodically under routine examination by various federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our federal returns for the 2010 and 2009 tax years are currently under examination by the Internal Revenue Service. An estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2011 our current tax liability is approximately $53.4 million, which includes our liability for unrecognized current tax benefits of $18.6 million, and we have net deferred tax assets of approximately $31.0 million. Unrecognized tax benefits at December 31, 2011, if recognized, would not affect the effective tax rate but would accelerate the payment of tax.

New or changes in existing accounting standards, practices and/or policies, and also subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. generally accepted accounting principles (GAAP) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, estimation of losses, determination of fair value, asset impairment (particularly investment securities and goodwill) and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. See Note 1 of the Notes to Consolidated Financial Statements for the discussion on accounting policies.

ProAssurance is primarily a holding company of insurance subsidiaries which are required to comply with statutory accounting principles (SAP). SAP and its components are subject to review by the NAIC and state insurance departments. The NAIC Accounting Practices and Procedures manual provides that a state insurance department may allow insurance companies that are domiciled in that state to depart from SAP by granting them permitted non-SAP accounting practices. This permission may allow for more favorable treatment to competitors.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We own four office buildings, all of which are unencumbered:

	Square Footage of Building
Building Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL (*)	104,000	61,000	165,000
Franklin, TN	52,000	51,000	103,000
Okemos, MI	53,000	—	53,000
Madison, WI	38,000	—	38,000

(*)	Corporate Office

ITEM 3.	LEGAL PROCEEDINGS.

Our insurance subsidiaries are involved in various legal actions, a substantial number of which arise from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on our financial position or results of operations. See Note 9 of the Notes to Consolidated Financial Statements included herein.

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION

The executive officers of ProAssurance Corporation (ProAssurance) serve at the pleasure of the Board. We have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. In total, our senior management team has average experience in the insurance industry of 29 years. Following is a brief description of each executive officer of ProAssurance, including their principal occupation, and relevant background with ProAssurance and former employers.

W. Stancil Starnes	Mr. Starnes was appointed as Chief Executive Officer of ProAssurance in July 2007 and has served as the Chairman of the Board since October 2008. Mr. Starnes previously served as President, Corporate Planning and Administration, of Brasfield & Gorrie, LLC, a large commercial construction firm. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of Starnes & Atchison, LLP, Attorneys at Law, where he was extensively involved with ProAssurance and its predecessor companies in the defense of its medical liability claims. (Age 63)

Victor T. Adamo	Mr. Adamo has been the President of ProAssurance since its inception. Mr. Adamo joined the predecessor to Professionals Group in 1985 as general counsel and was elected as Professionals Group CEO in 1987. From 1975 to 1985, Mr. Adamo was in private legal practice and represented the predecessor to Professionals Group. Mr. Adamo is a Chartered Property Casualty Underwriter. (Age 63)

Howard H. Friedman	Mr. Friedman was appointed as a Co-President of our Professional Liability Group in October 2005, and is also our Chief Underwriting Officer. Mr. Friedman has previously served as Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 53)

Jeffrey P. Lisenby	Mr. Lisenby was appointed as a Senior Vice President in December 2007 and has served as our Corporate Secretary since January 2006 and head of the corporate Legal Department since 2001. Mr. Lisenby previously practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 43)

Frank B. O’Neil	Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil joined our predecessor in 1987 and has been our Senior Vice President of Corporate Communications since 1997. (Age 58)

Edward L. Rand, Jr.	Mr. Rand was appointed Chief Financial Officer in April 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. Mr. Rand is a Certified Public Accountant. (Age 45)

Darryl K. Thomas	Mr. Thomas has been with ProAssurance since its inception and currently serves as a Co-President of our Professional Liability Group, a position he has held since October 2005, and as our Chief Claims Officer. Previously, Mr. Thomas was Senior Vice President of Claims for Professionals Group. Prior to joining the predecessor to Professionals Group in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Mr. Thomas was also Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 54)

We have adopted a code of ethics that applies to our directors and executive officers, including our principal executive officers, principal financial officer, and principal accounting officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and our Share Ownership Guidelines for Management and Directors are available on the Governance section of our website. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At February 14, 2012, ProAssurance Corporation (PRA) had 3,415 stockholders of record and 30,553,543 shares of common stock outstanding. ProAssurance’s common stock currently trades on the New York Stock Exchange (NYSE) under the symbol “PRA”.

	2011		2010
Quarter	High	Low	High	Low
First	$64.08	$57.96	$59.07	$49.19
Second	70.31	62.50	62.09	56.65
Third	72.96	66.55	60.53	52.25
Fourth	81.21	69.28	62.31	56.92

During September 2011, the Board initiated a cash dividend policy (no dividends were paid during 2010 and 2009). Under the policy, ProAssurance anticipates a total annual dividend of $1.00 per common share to be paid in equal quarterly installments. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. ProAssurance declared dividends of $0.50 per common share during 2011, totaling $15.3 million, which included quarterly dividends of $0.25 per share totaling approximately $7.6 million during both the third and fourth quarters. Dividends declared during the fourth quarter were paid in January 2012.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	876,717	$48.13	*	1,456,712
Equity compensation plans not approved by security holders	—	—		—

*	Exclusive of potentially issuable share and units of 396,917, which have no exercise price.

Issuer Purchases of Equity Securities

No shares were purchased as part of publicly announced plans or programs during the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2011	2010	2009	2008	2007
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written	$565,895	$533,205	$553,922	$471,482	$549,074
Net premiums earned	565,415	519,107	497,543	459,278	533,513
Net investment income	140,956	146,380	150,945	158,384	171,308
Equity in earnings (loss) of unconsolidated subsidiaries	(9,147)	1,245	1,438	(7,997)	1,630
Net realized investment gains (losses)	5,994	17,342	12,792	(50,913)	(5,939)
Other revenues	13,566	7,991	9,965	8,410	5,556
Total revenues	716,784	692,065	672,683	567,162	706,068
Net losses and loss adjustment expenses	162,287	221,115	231,068	211,499	350,997
Net income (2)	287,096	$231,598	$222,026	$177,725	$168,186
Net income per share:
Basic	$9.39	$7.29	$6.76	$5.43	$5.10
Diluted	$9.31	$7.20	$6.70	$5.22	$4.78
Weighted average shares outstanding:
Basic	30,570	31,788	32,848	32,750	32,960
Diluted	30,842	32,176	33,150	34,362	35,823

Balance Sheet Data (as of December 31)
Total investments	$4,090,541	$3,990,431	$3,838,222	$3,575,942	$3,639,395
Total assets	4,998,878	4,875,056	4,647,414	4,280,938	4,440,808
Reserve for losses and loss adjustment expenses	2,247,772	2,414,100	2,422,230	2,379,468	2,559,707
Long-term debt	49,687	51,104	50,203	34,930	164,158
Total liabilities	2,834,425	3,019,193	2,942,819	2,857,353	3,185,738
Total capital	$2,164,453	$1,855,863	$1,704,595	$1,423,585	$1,255,070
Total capital per share of common stock outstanding	$70.84	$60.35	$52.59	$42.69	$38.69
Common stock outstanding at end of year	30,554	30,753	32,412	33,346	32,443

(1)	Includes acquired entities since date of acquisition, only. APS was acquired on November 30, 2010. PICA was acquired on April 1, 2009.
(2)	Includes a loss on extinguishment of debt of $2.8 million for the year ended December 31, 2009 and a gain on extinguishment of debt of $4.6 million for the year ended December 31, 2008.

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

Reserve for Losses and Loss Adjustment Expenses

The largest component of our liabilities is our reserve for losses and loss adjustment expenses (reserve for losses or reserve), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as “loss and loss adjustment expenses”, “incurred losses”, “losses incurred”, and “losses”). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our estimates of the reserve established for losses of prior periods.

The estimation of professional liability losses is inherently difficult and is the subject of significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for MPL claims, the trend of healthcare costs. Professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.

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

We analyze our reserves in a variety of ways and use multiple actuarial methodologies in performing these analyses, including:

•	Bornhuetter-Ferguson (Paid and Reported) Method

•	Paid Development Method

•	Reported Development Method

•	Average Paid Value Method

•	Average Reported Value Method

•	Backward Recursive Method

A brief description of each method follows.

Bornhuetter-Ferguson Method. We use both the Paid and the Reported Bornhuetter-Ferguson methods. The Paid method assigns partial weight to initial expected losses for each accident year (initial expected losses being the first established case and IBNR reserves for a specific accident year) and partial weight to paid to-date losses. The Reported method assigns partial weight to the initial expected losses and partial weight to current expected losses. The weights assigned to the initial expected losses decrease as the accident year matures.

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

Backward Recursive Development Method. This method is an extrapolation on the movements in case reserve adequacy in order to estimate unpaid loss costs. Historical data showing incremental changes to case reserves over progressive time periods is used to derive factors that represent the ratio of case reserve values at successive maturities. Historical claims payment data showing the additional payments in progressive time periods is used to derive factors that represent the portion of a case reserve paid in the following period. Starting from the most mature period, after which all of the case reserve is paid and the case reserve is exhausted, the next prior ultimate development factor for the prior case reserve can be calculated as the case factor times the established ultimate development factor plus the paid factor. For each successive prior maturity, the ultimate development factor is calculated similarly. The result of multiplying the ultimate development factor times the case reserve is the total indicated unpaid amount.

Generally, methods such as the Bornhuetter-Ferguson method are used on more recent accident years where we have less data on which to base our analysis. As time progresses and we have an increased amount of data for a given accident year, we begin to give more confidence to the development and average methods, as these methods typically rely more heavily on our own historical data. These methods emphasize different aspects of loss reserve estimation and provide a variety of perspectives for our decisions.

The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, we perform statistical reviews of claims data such as claim counts, average settlement costs and severity trends when establishing our reserves.

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

In performing these analyses we partition our business by coverage type, geography, layer of coverage and accident year. This procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. For each partition, the results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment, are used to develop a point estimate based upon management’s judgment and past experience. The process of selecting the point estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management taking into consideration the actuarial methods and other environmental factors discussed previously. For each partition of our business, we select a point estimate with due regard for the age, characteristics and volatility of the partition of the business, the volume of data available for review and past experience with respect to the accuracy of estimates. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.

We utilize the selected point estimates of ultimate losses to develop estimates of ultimate losses recoverable from reinsurers, based on the terms of our reinsurance agreements. An overall estimate of the amount receivable from reinsurers is determined by combining the individual estimates. Our net reserve estimate is the sum of the gross reserve point estimate and the estimated reinsurance recovery.

Because of the number of data points and variables considered and the subjective process followed in establishing our loss reserve, it is impractical to isolate individual variables and demonstrate their impact on our estimate of loss reserves. However, to provide a better understanding of the potential variability in our reserves, we have modeled implied reserve ranges around our single point net reserve estimates for our professional liability business assuming different confidence levels. The ranges have been developed by aggregating the expected volatility of losses across partitions of our business to obtain a consolidated distribution of potential reserve outcomes. The aggregation of this data takes into consideration the correlation among our geographic and specialty mix of business. The result of the correlation approach to aggregation is that the ranges are narrower than the sum of the ranges determined for each partition.

We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.510 billion	$2.000 billion	$2.556 billion
60% Confidence Level	$1.648 billion	$2.000 billion	$2.320 billion

Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes have been to reduce our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in income.

Due to the size of our reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.

Initial Reserve Estimates

In establishing our initial reserves for a given accident year, due to the lack of available data for both open and closed claims for that accident year, we heavily rely on the loss assumptions that are used in our pricing models. Historically, and at present, we utilize loss ratios that are approximately 8 to 10 percentage points above the ratios incorporated within the pricing targets for that accident year. We believe this considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 57% over the past 30 years) and produces a reasonable best estimate of the reserves required to cover actual ultimate unpaid losses. In the current environment this equates to an initial loss ratio of approximately 85% as compared to an average loss ratio of approximately 75% assumed in our pricing.

The Effect of Changing Severity

Severity is defined as the average cost of resolving claims. The severity trend assumption is a key assumption for both pricing models and actuarial estimation of reserves. Our current pricing model assumes a severity trend of 4%. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of 3.2 percentage points. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of MPL claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given this long-tail and the previously discussed historical volatility of loss costs, we are generally cautious in making changes to the severity assumptions within our pricing model.

Recent changes in frequency have also complicated the selection of an appropriate severity trend. Both our internal and consulting actuaries have observed fluctuating but generally lower claims frequency that cannot be attributed to any single factor. We believe that much of the reduction in the number of claims is the result of a decline in the filing of frivolous lawsuits that have historically been dismissed or otherwise result in no payment of indemnity on the part of our insureds. With fewer frivolous claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims. Based on a weighted average of payments, resolution of 85% of claims for a given accident year requires more than eight years (based on a weighted average of payments). Due to this long tail, it will be several years before we are able to determine if the decline in frequency has indeed resulted in a related increase in severity.

We are cautious in giving full credibility to emerging trends that, when more fully mature, may lead to the recognition of either favorable or adverse development of our losses. There may be trends, both positive and negative, reflected in the numerical data both within our own information and in the broader MPL marketplace that mitigate or reverse as time progresses and additional data becomes available. For these reasons, we have not significantly reduced the severity rate used in our pricing models.

However, as discussed above, certain of the methodologies utilized to estimate the ultimate losses for each reserve partition consider the actual amounts paid. Paid data is particularly influential when a large portion of known claims have been closed, as is the case for older accident years. In selecting a point estimate for each partition, management considers the extent to which trends are emerging consistently for all partitions and known industry trends. Thus, actual, rather than estimated, severity trends are given consideration. When actual severity trends are lower than those estimated at the time that reserves were initially established, the recognition of favorable development is indicated. This is particularly true for older accident years where our actuarial methodologies give more weight to actual loss costs (severity).

Loss Development

The following tables present additional information about our loss development:

Estimated Ultimate Losses, Net of Reinsurance (ultimates for 2010 and 2009 include ultimates associated with the reserves assumed in 2010 business combinations).

(In thousands)	2011	2010	2009
2011	$488,152	N/A	N/A
2010	490,061	$493,354	N/A
2009	475,676	497,766	$495,762
2008	459,299	510,861	515,896
2007	436,577	498,240	535,098
2006	379,692	438,487	505,905
2005	387,280	423,380	465,639
2004	367,656	406,944	445,126
2003and 2002	966,949	997,264	1,023,145
Prior	4,630,624	4,653,383	4,673,744

Reserve Development, (favorable) unfavorable:

(In thousands)	2011	2010
2010	$(3,293)	N/A
2009	(22,090)	$2,004
2008	(51,562)	(5,035)
2007	(61,663)	(36,858)
2006	(58,795)	(67,418)
2005	(36,100)	(42,259)
2004	(39,288)	(38,182)
2003 and 2002	(30,315)	(25,881)
Prior	(22,759)	(20,361)

The change in the estimate of ultimate losses is the result of management’s judgment about the ultimate cost of resolving claims. While management considers a variety of variables in estimating losses, as discussed previously, actual results as compared to management’s initial estimate of loss severity trends as compared to actual results has been the most influential factor in our recognition of favorable reserve development.

In general, management has assumed that severity trends would prove to be higher than actual results have indicated over the past several years. With the decline in the frequency of claims that both we and the industry have observed over the past five years, we had anticipated that the quality of claims would improve which would lead to higher average claim values and a higher severity trend. While the increase in severity has not been at the level we anticipated, management continues to believe that an increase in severity is a likely ultimate outcome of a lower frequency environment.

An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, at the end of 2009 we had resolved 69.7% of the known claims for the 2007 accident year. This statistic is based on the number of reported claims; since many non-meritorious claims are resolved early, the percentage of ultimate loss payments known at the same point in time is considerably lower. At the end of 2010, this had increased by 18.4% to 82.5% of the known claims and by the end of 2011 approximately 89.5% of known claims had been resolved. A similar pattern can be seen in each open accident year as demonstrated in the table above. Historically we have resolved more than 85% of our physician and hospital professional liability claims with no indemnity payment and generally these claims are the first to be resolved. As an accident year matures, we see an increase in the number of claims that are resolved with indemnity payments. In a similar fashion, we typically expend more in loss adjustment expenses (legal fees) as claims mature.

The following table represents the percentage of known MPL claims closed:

Accident Year	2011	2010	2009
2011	13.2%	N/A	N/A
2010	45.3%	16.4%	N/A
2009	67.7%	46.3%	17.0%
2008	83.1%	71.2%	46.2%
2007	89.5%	82.5%	69.7%
2006	94.7%	90.0%	81.4%
2005	96.9%	94.4%	89.5%
2004	98.3%	96.8%	93.7%
2003, 2002 and 2001	98.6%	97.8%	96.2%

Based upon the additional claims closed during 2011, 2010 and 2009, as shown above, and the continuation of better than expected severity trends, management reduced its expected ultimate losses in both 2011 and 2010 resulting in the recognition of corresponding amounts of favorable development in the income statements of those periods.

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

We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2011, all ceded contracts are accounted for as risk transferring contracts.

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

Given the uncertainty inherent in our estimates of losses and related amounts recoverable from reinsurers, these estimates may vary significantly from the ultimate outcome.

Under the terms of certain of our reinsurance agreements, the amount of premium that we cede to our reinsurers is based in part on the losses we recover under the agreements. Therefore we make an estimate of premiums ceded under these reinsurance agreements subject to certain maximums and minimums.

Any adjustments to our estimates of either balances recoverable under our reinsurance agreements or premiums owed under our agreements are reflected in then-current operations. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.

We make a determination of the amount of insurance risk we choose to retain based upon numerous factors including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the placement of our reinsurance program and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2011; however, periodically, reinsurers may dispute our claim for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.

Investment Valuations

We record the majority of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) is as follows:

	Distribution by GAAP Fair Value Hierarchy			December 31, 2011
	Level 1	Level 2	Level 3	Total Investments
Fair Value	5%	89%	1%	95%
Investments not at fair value				5%

Total Investments				100%

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity security investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.

Because of the number of securities we own and the complexity and cost of developing accurate fair values, we utilize multiple independent pricing services to assist us in establishing the fair value of individual securities. The pricing services provide fair values based on exchange traded prices, if available. If an exchange traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple broker/dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate the fair value for our security. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose a valuation methodology that is appropriate for the asset class and available data.

The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the market place. In addition, we compare provided information for consistency with our other pricing services, known market data and information from our own trades, considering both values and valuation trends. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We also review weekly trades versus the prices supplied by our vendors. If a supplied value is deemed unreasonable, we discuss the valuation in question with the pricing service and will make adjustments if deemed necessary. To date, we have not adjusted any values supplied by the pricing services.

The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.

Level 1 Investments

As of December 31, 2011, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

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

We also classify as Level 3 securities our Limited Partnership and Limited Liability Company (“LP/LLC”) interests that are carried at fair value, based on the quarterly net asset value (NAV) provided to us by the LP/LLC managers. At December 31, 2011 such investments total $39.7 million or 1% of total investments. All investments valued in this manner are interests in private investment funds that hold debt and equity securities. Of the total, $23.8 million relates to interests, included in Investments in Unconsolidated Subsidiaries, which are accounted for using the equity method because we are deemed to have an other than minor interest in the LP/LLC. An interest in an LLC, which has a fair value at December 31, 2011 of $15.9 million and is included in Other Investments, is accounted for using the cost method because our interest in the LLC is a minor interest. This LLC has announced its intention to convert to a public fund in the near term, and we recognized an Other-Than-Temporary-Impairment (OTTI) during 2011 to reduce the carrying value of our interest to the NAV reported by the LLC manager.

Investments Not at Fair Value

Investments having a carrying value of approximately $162.5 million or 5% of total investments are not carried at fair value, as required by GAAP for the type of investment. Refer to the following table and Note 3 of the Notes to Consolidated Financial Statements for further details:

(In Millions)	Carrying Value	GAAP Measurement Method
Other investments:
Interests in LPs	$16.2	Cost
Federal Home Loan Bank (FHLB) capital stock	$4.4	Cost
Other investments	$1.7	Cost
Investment in unconsolidated subsidiaries:
Interests in tax credit partnerships	$86.8	Equity
Interest in a business LLC	$0.7	Equity
Business owned life insurance	$52.7	Cash surrender value

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

In assessing whether we expect to recover the cost basis of debt securities, particularly asset-backed securities, we must make a number of assumptions regarding the cash flows that we expect to receive from the security in future periods. These judgments are subjective in nature and may subsequently be proved to be inaccurate.

We evaluate our cost method interests in LPs/LLCs for OTTI by considering whether there has been a decline in fair value below the recorded value, which involves assumptions and estimates. We receive a report from each of the LPs/LLCs at least quarterly which provides us a NAV for our interest in the LP/LLC. The NAV is based on the fair values of securities held by the LP/LLC as determined by the LP/LLC manager. We consider the most recent NAV provided, the performance of the LP/LLC relative to the market, the stated objectives of the LP/LLC, the cash flows expected from the LP/LLC and audited financial statements of the entity, if available, in considering whether an OTTI exists.

Our investments in tax credit partnerships are evaluated for OTTI by comparing cash flow projections of the underlying projects generating the tax credits to our recorded basis, and considering our ability to utilize the tax credits generated by the investments.

We also evaluate our holdings of FHLB securities for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the reported operating results of the current period.

Deferred Policy Acquisition Costs

Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. Beginning January 1, 2012, in order to comply with adopted Financial Accounting Standards Board (FASB) guidance, we will no longer capitalize internal selling agent and underwriter salary and benefit costs that are allocated to unsuccessful insurance contracts. Adoption of this guidance is not expected to have a material effect on our results of operations or financial position.

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

Unrecognized Tax Benefits

We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense and settlement of uncertain tax positions may require the use of cash. At December 31, 2011, our current tax liability includes $18.6 million for unrecognized tax benefits, and $0.9 million for accrued interest related to unpaid taxes.

Goodwill

Management evaluates the carrying value of goodwill annually during the fourth quarter. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time. We evaluate goodwill as one reporting unit because we operate in a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded in 2011, 2010, and 2009 that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.

ProAssurance Overview

We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, which principally write medical and other professional liability insurance.

Corporate Strategy

Our mission is to be the preferred source of professional liability protection by providing unparalleled claims defense, highly responsive customer service and innovative risk management while maintaining our commitment to long-term financial strength. According to A.M. Best’s analysis of 2010 data, we are the nation’s largest independent publicly-traded insurance writer specializing in MPL coverage. Our customer focus combined with our financial strength, strong reputation and proven ability to manage claims, has played a role in our ability to expand our operations while maintaining profitability. We have successfully acquired and integrated companies and books of business in the past and expect to continue to grow through acquisitions, although we cannot predict the timing of those transactions with any certainty. We emphasize disciplined underwriting and prudent pricing in order to achieve profitability as opposed to emphasizing premium growth and achieving market share gain at any cost. In addition to prudent risk selection and pricing, we seek to control our underwriting results through effective claims management, and have fostered a strong culture of defending non-meritorious claims. We differentiate ProAssurance from many other national writers by tailoring our claims handling to the legal climate of each state.

Through our market-based underwriting and claims office structure, we develop a deep understanding of market conditions, which enables us to respond to changes in the liability climate and adapt our underwriting and claims strategies as needed. Our market-based focus allows us to maintain active relationships with our customers, understand the importance of the professional identity and reputation of our insureds and thus be more responsive to their needs. We use advisory boards and operational committees to help us better understand the challenges facing our insureds and ways in which we can assist them. We believe the extensive experience of medical and legal professionals throughout our organization, especially that of our senior management team, enhances our understanding of the medical/legal environment. We emphasize our pledge that each insured professional will be treated fairly in all of our conduct with them and that all of our business actions will be informed by the core values that guide our organization: integrity, respect, doctor involvement in healthcare insurance activities, collaboration, communication and enthusiasm. We believe our strategy allows us to compete on a basis other than price alone.

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

We consider a number of performance measures, including the following:

•	The net loss ratio is calculated as net losses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The underwriting expense ratio is calculated as underwriting, policy acquisition and operating expenses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The combined ratio is the sum of the underwriting expense ratio and the net loss ratio and measures underwriting profitability.

•	The investment income ratio is calculated as net investment income divided by net premiums earned and measures the contribution investment earnings provides to our overall profitability.

•	The operating ratio is the combined ratio, less the investment income ratio. This ratio incorporates the effect of investment income and underwriting profitability.

•	The tax ratio is calculated as total income tax expense divided by income (loss) before income taxes and measures our effective tax rate.

•

Return on equity is calculated as net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability from underwriting and investment activity and shows how efficiently invested capital is being used.

•

Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the company to shareholders on a per-share basis. Growth in book value per share is an indicator of overall profitability.

We particularly focus on our combined ratio and investment returns, both of which directly affect our return on equity (ROE). We target a long-term average ROE of 12% to 14%.

Our emphasis on rate adequacy, selective underwriting, effective claims management and prudent investments is a key factor in our achievement of our ROE target. We closely monitor premium revenues, losses and loss adjustment costs, and underwriting and policy acquisition expenses. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. While we engage in activities that generate other income, such activities, principally fee and insurance agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.

Growth Opportunities and Outlook

We expect our long-term growth to come through controlled expansion of our existing operations and through the acquisition of other specialty insurance companies or books of business. Growth through acquisition is often opportunistic and cannot be predicted.

We operate in very competitive markets and, in addition to competition from other insurance companies, we are seeing a trend toward the formation of larger medical practice groups and the employment of physicians by hospitals. Frequently, given the size of these organizations, they choose to manage their medical liability exposure outside of the traditional insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.

We believe our emphasis on fair treatment of our insureds and other important stakeholders through our commitment to “Treated Fairly” has enhanced our market position and differentiated us from other insurers. We will continue to use “Treated Fairly” in all of our activities, and we believe that as we reach more customers with this message we will continue to improve retention and add new insureds.

We have been a consistent acquirer of other physician insurers for a number of years, including APS in 2010. In addition, in 2009 we expanded our insured base in new directions by acquiring a leading insurer of podiatric physicians that operates on a national basis, an insurer focused on the legal professional liability market, and an agency largely focused on the professional liability needs of allied healthcare providers. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.

Accounting Changes

We are not aware of any accounting changes that we have not yet adopted as of December 31, 2011 that would have a material impact on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition

Overview

ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and dividends. At December 31, 2011, we held cash and liquid investments of approximately $341.5 million outside of our insurance subsidiaries that are available for use without regulatory approval. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $275 million over the course of 2012 without the prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. In 2011, our insurance subsidiaries paid dividends of $254.6 million, of which $19.9 million was an approved extraordinary dividend.

Shareholder Dividends

During 2011 the Board of Directors of ProAssurance instituted a cash dividend policy under which we declared two dividends of $0.25 per common share, approximately $15.3 million in total, of which $0.25 per share, or approximately $7.6 million in total, was paid in January 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. The liability for unpaid dividends is included in Other Liabilities.

Acquisitions

On November 30, 2010, we acquired 100% of the outstanding shares of APS, a MPL provider principally insuring physicians in the state of Texas, in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million.

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

In the first quarter of 2009 we acquired 100% of the outstanding shares of Mid-Continent General Agency, Inc., now ProAssurance Mid-Continent Underwriters, Inc., (Mid-Continent), and Georgia Lawyers Insurance Company (Georgia Lawyers), as a means of expanding our professional liability business. These acquisitions were not material to ProAssurance individually or in the aggregate.

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

Our operating activities provided positive cash flows of approximately $159.4 million and $139.2 million for the years ended December 31, 2011 and 2010, respectively. Operating cash flows for 2011 and 2010 compare as follows:

(In millions)	Cash Flow Increase (Decrease)
Cash provided by operating activities year ended December 31, 2010	$139
Increase (decrease) in operating cash flows during 2011:
Decrease in premium receipts, exclusive of APS (1)	(22)
Increase in payments to reinsurers, exclusive of APS (2)	(3)
Decrease in losses paid, exclusive of APS (3)	44
Decrease in reinsurance recoveries, exclusive of APS (4)	(17)
Increase in Federal and state income tax payments (5)	(6)
Cash flows attributable to operations acquired from APS (exclusive of tax payments or refunds)	25
Other amounts not individually significant, net	(1)

Cash provided by operating activities year ended December 31, 2011	$159

(1)	The decline in premium receipts is primarily attributable to reduced premium volume. Exclusive of two-year term policies and the business acquired from APS, gross written premiums were $28.4 million lower in 2011. Written premiums associated with two-year term policies increased by approximately $11.4 million in 2011 as compared to 2010; however, approximately half of the written amount is not scheduled to be collected until 2012.
(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
(3)	The reduction in paid losses reflects fewer claims closed and lower average payments per claim during 2011.
(4)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying loss payments.
(5)	The increase in tax payments primarily reflects:

•	An increase in estimated tax payments of $16.1 million during 2011 as compared to 2010.

•

Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service. The payments reduced tax liabilities recognized prior to January 1, 2011 and did not increase or decrease 2011 tax expense. For additional information regarding the Internal Revenue Service audits, see Note 6 of the Notes to Consolidated Financial Statements.

•

The effect of higher 2011 tax payments was partially offset by a $15.9 million increase in federal tax refunds during 2011. Principally, refunds from capital loss carry backs were higher in 2011 than in 2010 and a refund associated with the APS 2010 pre-acquisition period was received in 2011.

Investment Exposures

The following table provides summarized information regarding our investments as of December 31, 2011:

	Carrying Value	Included in Carrying Value		Average Rating	(1)	% Total Investments
(In thousands)		Unrealized Gains	Unrealized Losses
Fixed Maturities
Government
U.S. Treasury	$283,865	$16,748	$(3)	AA+	(2)	7%
U.S. Agency	68,104	5,584	—	AA+	(2)	2%

Total government	351,969	22,332	(3)	AA+	(2)	9%
State and Municipal Bonds	1,228,387	83,568	(206)	AA		30%
Corporate Debt
Financial institutions	357,150	8,855	(4,564)	A+		9%
FDIC insured	40,415	297	—	AA+	(2)	1%
Communications	51,415	1,937	(363)	BBB+		1%
Utilities/Energy	145,961	10,486	(774)	A-		4%
Industrial	725,521	43,348	(1,929)	A-		18%
Transportation	26,373	2,157	(11)	A-		1%
Other	21,113	1,025	(20)	A		1%

Total corporate debt	1,367,948	68,105	(7,661)	A		33%
Asset-backed Securities
Agency mortgage-backed securities	513,834	29,700	(178)	AA+	(2)	13%
Non-agency mortgage-backed securities	15,342	253	(190)	BB		<1%
Subprime	8,089	298	(1,486)	BBB		<1%
Alt A	5,286	19	(277)	B-		<1%
Commercial mortgage-backed securities	81,188	4,881	(59)	AAA		2%
Credit card	22,130	467	—	AAA		1%
Automobile	52,998	253	(27)	AAA		1%
Other	18,592	258	(4)	AAA		<1%

Total asset-backed securities	717,459	36,129	(2,221)	AA+		18%

Total fixed maturities	3,665,763	210,134	(10,091)	AA-		90%
Equities
Equity
Financial	25,281	19	—			1%
Energy	13,381	—	—			<1%
Consumer	29,711	—	—			1%
Technology	7,556	—	—			<1%
Industrial	9,185	—	—			<1%
All Other	18,044	—	—			<1%

Total equities	103,158	19	—			3%
Short-Term	119,421	—	—			3%
Business-owned life insurance (BOLI)	52,651	—	—	AA-		1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	86,755	—	—			2%
Business LLC interest	728	—	—			<1%
Investment in LPs primarily invested in:
Long/short equities	17,123	—	—			<1%
Non-public equities	6,718	—	—			<1%

Total investment in unconsolidated subsidiaries	111,324	—	—			3%
Other Investments
FHLB capital stock	4,380	—	—			<1%
Investments in LPs/LLCs primarily invested in:
Private equity and debt	15,873	—	—			<1%
Long/short equities	11,010	—	—			<1%
Non-public portfolio	5,182	—	—			<1%
Other	1,779	—	—			<1%

Total other investments	38,224	—	—			1%

Total Investments	$4,090,541	$210,153	$(10,091)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.
(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa.

A detailed listing of our investment holdings as of December 31, 2011 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.

We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive we anticipate that between $50 million and $100 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our $150 million credit facility and the FHLB system. However, given the relatively short duration of our investments, we do not foresee any such shortfall. Additional information regarding the credit facility is discussed in Note 10 of the Notes to Consolidated Financial Statements.

Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 96% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2011 is 3.9 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.8 years.

We increased our investment in tax credit limited partnerships by an additional $32 million during 2011. These investments are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. The $86.8 million carrying value of the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $49.3 million is not yet funded as of December 31, 2011.

European Debt Exposure

We have no direct European sovereign debt exposure. We have indirect exposure through our investments in debt securities and through our reinsurance receivables. Issuers of our debt securities and our reinsurers may hold European sovereign debt or have counterparty exposure to European banks or European corporations. Entities that have significant European exposure may suffer credit downgrades due to European sovereign debt exposure or due to European creditor exposure, if they have significant business in the Euro-zone or Eurocurrency denominated business should either or both fail, or should a severe European recession arise.

At December 31, 2011 we hold debt securities totaling $115.3 million (3% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European. Of our European issuers, we believe those in the financial sector are most likely to suffer loss in the event of a European economic crisis. A summary of these debt securities by country follows (country designation is based on the underlying revenue stream of the security):

	European Debt Exposure by Country and Industry Type
(in millions)	Total Exposure	Financial Institutions	Industrial & Utilities	Energy & Communication
United Kingdom	$51.1	$19.4	$21.0	$10.7
Netherlands	19.8	3.8	4.9	11.1
France	11.3	2.8	5.0	3.5
Germany	9.4	9.0	—	0.4
Switzerland	8.9	8.9	—	—
Spain	4.2	1.4	—	2.8
Luxembourg	2.2	—	1.7	0.5
Russia	2.1	—	—	2.1
Sweden	2.1	2.1	—	—
Norway	2.0	0.8	1.2	—
Denmark	1.6	1.6	—	—
Austria	0.6	—	0.6	—

	$115.3	$49.8	$34.4	$31.1

Our investments outside of Europe, and particularly our financial sector investments, could also be negatively affected by a significant European economic crisis. Our financial sector investments outside of Europe approximate $332.5 million at December 31, 2011. Also, our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. Our reinsurance receivables total $251.8 million at December 31, 2011, and two of our largest reinsurers are domiciled in Europe (see page 52).

We do not currently write insurance policies in Europe and do not have any notes or accounts receivable from European issuers, exclusive of our reinsurance receivables.

Losses

The following table, known as the Analysis of Reserve Development, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. As noted in the table, ProAssurance has completed various acquisitions over the ten year period which have affected original and re-estimated gross and net reserve balances as well as loss payments.

The table includes losses on both a direct and an assumed basis and is net of anticipated reinsurance recoverables. The gross liability for losses before reinsurance, as shown on the balance sheet, and the reconciliation of that gross liability to amounts net of reinsurance are reflected below the table. We do not discount our reserve for losses to present value. Information presented in the table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The table presents the development of our balance sheet reserve for losses; it does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

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

Analysis of Reserve Development

(In thousands)

				December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
					(1)	(2)			(3)	(4)
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114
Cumulative net paid, as of:
One Year Later	245,743	224,318	200,314	199,617	242,608	331,295	312,348	278,655	291,654	264,597
Two Years Later	436,729	393,378	378,036	384,050	503,271	600,500	550,042	468,277	476,682
Three Years Later	563,557	528,774	526,867	578,455	697,349	787,347	694,113	584,410
Four Years Later	656,670	635,724	680,470	728,582	825,139	897,814	777,114
Five Years Later	726,661	749,300	794,870	805,270	901,644	955,728
Six Years Later	794,786	824,761	852,985	861,512	937,984
Seven Years Later	836,485	863,781	894,355	888,065
Eight Years Later	863,018	894,599	915,964
Nine Years Later	883,534	909,817
Ten Years Later	891,035
Re-estimated net liability as of:
End of Year	1,009,354	1,098,941	1,298,458	1,544,981	1,896,743	2,236,385	2,232,596	2,111,112	2,159,571	2,136,664
One Year Later	1,026,354	1,098,891	1,289,744	1,522,000	1,860,451	2,131,400	2,047,344	1,903,812	1,925,581	1,810,799
Two Years Later	1,023,582	1,099,292	1,282,920	1,479,773	1,764,076	1,955,903	1,829,140	1,665,832	1,615,603
Three Years Later	1,032,571	1,109,692	1,259,802	1,418,802	1,615,125	1,747,459	1,596,508	1,383,189
Four Years Later	1,035,832	1,108,539	1,250,110	1,340,061	1,450,275	1,548,605	1,357,126
Five Years Later	1,045,063	1,133,343	1,230,105	1,234,223	1,330,039	1,366,793
Six Years Later	1,052,050	1,121,440	1,156,614	1,158,590	1,225,114
Seven Years Later	1,040,376	1,079,640	1,111,795	1,092,186
Eight Years Later	1,015,217	1,048,853	1,079,383
Nine Years Later	991,710	1,030,946
Ten Years Later	979,017
Net cumulative redundancy (deficiency)	$30,337	$67,995	$219,075	$452,795	$671,629	$869,592	$875,470	$727,923	$543,968	$325,865

Original gross liability - end of year	$1,322,871	$1,494,875	$1,634,749	$1,818,635	$2,224,436	$2,607,148	$2,559,707	$2,379,468	$2,422,230	$2,414,100
Less: reinsurance recoverables	(313,517)	(395,934)	(336,291)	(273,654)	(327,693)	(370,763)	(327,111)	(268,356)	(262,659)	(277,436)

Original net liability - end of year	$1,009,354	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664

Gross re-estimated liability - latest	$1,214,387	$1,336,233	$1,386,848	$1,392,529	$1,580,773	$1,774,930	$1,662,635	$1,607,251	$1,838,673	$2,048,321
Re-estimated reinsurance recoverables	(235,370)	(305,287)	(307,465)	(300,343)	(355,659)	(408,137)	(305,509)	(224,062)	(223,070)	(237,522)

Net re-estimated liability - latest	$979,017	$1,030,946	$1,079,383	$1,092,186	$1,225,114	$1,366,793	$1,357,126	$1,383,189	$1,615,603	$1,810,799

Gross cumulative redundancy (deficiency)	$108,484	$158,642	$247,901	$426,106	$643,663	$832,218	$897,072	$772,217	$583,557	$365,779

(1)	Reserves for 2005 and thereafter include gross and net reserves acquired in 2005 business combinations of $183.2 million and $139.7 million, respectively.
(2)	Reserves for 2006 and thereafter include gross and net reserves acquired in 2006 business combinations of $228.4 million and $171.2 million, respectively.
(3)	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.
(4)	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed in Critical Accounting Estimates. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:

•

The MPL legal environment deteriorated in the late 1990’s. Beginning in 2000, we recognized adverse trends in claim severity causing increased estimates of certain loss liabilities. We addressed the adverse severity trends through increased rates, stricter underwriting and modifications to claims handling procedures. The expectation of increased claim severity was also considered in establishing our initial reserves for subsequent years. In general, the reserves established at the end of the 1999 to 2001 calendar years have continued to develop unfavorably due to actual severity trends that proved worse than previously estimated, although we did experience some favorable development relative to these reserves in 2011.

•

These adverse severity trends then began to moderate, with that moderation becoming more pronounced in 2009, 2010 and 2011. We continue to be cautious in giving full recognition to newer indications that the pace of severity increase has slowed, but have given measured recognition of the improving trends in our reserve estimates, as discussed more fully under “Critical Accounting Estimates—Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).” We have recognized favorable development related to our previously established reserves primarily for accident years 2002 through 2008, giving stronger recognition to a lower severity trend as time elapses and the percentage of closed claims increases.

•

A general decline in claim frequency has also been a contributor to favorable loss development. A significant portion of our policies through 2003 were issued on an occurrence basis, and a smaller portion of our ongoing business results in occurrence-like exposure due to the issuance of extended reporting endorsements. As claim frequency declined, the number of reported claims related to these coverages was less than originally expected.

Activity in our net reserve for losses during 2011, 2010 and 2009 is summarized below:

	Year Ended December 31
(In thousands)	2011	2010	2009
Balance, beginning of year	$2,414,100	$2,422,230	$2,379,468
Less receivable from reinsurers	277,436	262,659	268,356

Net balance, beginning of year	2,136,664	2,159,571	2,111,112
Reserves acquired from acquisitions	—	82,225	163,946
Incurred related to:
Current year	488,152	455,105	438,368
Prior years	(325,865)	(233,990)	(207,300)

Total incurred	162,287	221,115	231,068
Paid related to:
Current year	(34,240)	(34,593)	(67,900)
Prior years	(264,597)	(291,654)	(278,655)

Total paid	(298,837)	(326,247)	(346,555)

Net balance, end of year	2,000,114	2,136,664	2,159,571
Plus receivable from reinsurers	247,658	277,436	262,659

Balance, end of year	$2,247,772	$2,414,100	$2,422,230

At December 31, 2011 our gross reserve for losses included case reserves of approximately $1.1 billion and IBNR reserves of approximately $1.1 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $100.4 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.

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

Our primary reinsurance agreements are negotiated annually at October 1. There was no significant change in the cost or structure of the agreements renewed on October 1, 2011.

Our risk retention level is dependent upon numerous factors including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the placement of our reinsurance coverage and in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

The following table identifies those reinsurers for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are $10 million or more as of December 31, 2011:

(In thousands) Reinsurer	Domiciliary Country	A.M. Best Company Rating	Net Amounts Due From Reinsurer
Hannover Rueckversicherung AG	Germany	A	$36,455
Aspen Insurance UK, Ltd.	United Kingdom	A	$24,775
Transatlantic Reinsurance Company	United States	A	$23,306
General Reinsurance Corporation	United States	A++	$12,718

Taxes

During the fourth quarter of 2011 we received a preliminary draft audit report from the IRS regarding its audit of our 2009 federal income tax return stating that the IRS intends to disallow a substantial portion of the loss and loss adjustment expense deduction taken on our 2009 return. The proposed adjustment represents a temporary timing difference and impacts the timing of deductions, rather than their allowance, and would shift tax from deferred to current tax expense but would not increase total tax expense. As now written, the preliminary draft audit report would require that we reduce our current deduction for loss and loss adjustment expenses, thereby increasing our current tax liability by approximately $100 million including interest associated with the timing of the payment. For financial reporting purposes, the tax liability asserted in the preliminary draft audit report would be offset, excluding the interest component, by the establishment of a deferred tax asset in recognition that these losses and loss adjustment expenses will be deductible in future periods. We believe that our loss and loss adjustment expense deduction was computed in a manner consistent with tax law, our past practices, and the practices of other MPL insurers. We remain in discussions with the IRS, challenging the position asserted in the preliminary draft audit report. There are other taxpayers with legal actions pending against the IRS in the United States Tax Court challenging IRS audit findings with regard to loss and loss adjustment expense deductions, and any rulings on these cases may influence the timing and amount of any asserted additional tax liability in any final report we receive from the IRS, and in our response to the final report. Any payments made would come out of our cash and investments and could impact future investment earnings, but, except for interest on past-due taxes if any, recorded tax expense will not change. We do not know when a final audit report will be received from the IRS, or the amount of additional tax payments or interest that might be asserted.

Debt

Our long-term debt as of December 31, 2011 is comprised of the following:

($ in thousands)	Contractual Rate		Outstanding Principal	Carrying Value December 31, 2011
Trust Preferred Securities due 2034	4.3	%(1)	$22,992	$22,992
Surplus Notes due May 2034	4.4	%(1)	12,000	12,000
Note Payable due February 2019 (2)	6.6	%(3)	17,112	14,180
Note Payable due February 2012	3.3	%(4)	517	515

				$49,687

(1)	Adjusted quarterly based on LIBOR.
(2)	The 2019 Note Payable is valued at fair value. See Note 10 of the Notes to Consolidated Financial Statements.
(3)	A related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 10 of the Notes to Consolidated Financial Statements.
(4)	Adjusted quarterly based on the U.S. prime rate.

All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly or semi-annual interest payment date. Insurance department approval is required for redemption of surplus notes. During the second quarter of 2011, we entered into a revolving credit agreement that expires April 15, 2014. The agreement allows us to borrow up to $150 million that would be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. To date, we have not borrowed any funds under the agreement. We are also a member of the FHLB. Through membership, we have access to cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

ProAssurance is currently in compliance with all covenants associated with its borrowing arrangements. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements/Guarantees

We have no significant off-balance sheet arrangements or guarantees.

Contractual Obligations

A schedule of our non-cancelable contractual obligations at December 31, 2011 follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and loss adjustment expenses	$2,247,772	$548,972	$704,112	$467,295	$527,393
Long-term debt obligations including interest*	94,226	3,877	6,444	5,975	77,930
Operating lease obligations	17,487	2,349	4,625	3,586	6,927
LP/LLC commitments	97,107	57,827	37,786	688	806

Total	$2,456,592	$613,025	$752,967	$477,544	$613,056

*	Includes projected payments due on interest rate swap associated with our long-term debt.

We believe that our operating cash flow and funds maturing from our investment portfolio are adequate to meet our contractual obligations.

For the purposes of this table, all long-term debt is assumed to be settled at its contractual maturity and interest on variable rate long-term debt is calculated using interest rates in effect at December 31, 2011. The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.

Each of our debt instruments allows for repayment before maturity, at our option, on or after certain dates. For more information on our debt see Note 10 of the Notes to Consolidated Financial Statements.

Treasury Shares

We reacquired approximately 341,000 common shares having a total cost of $21.0 million during the year ended December 31, 2011. During 2011 we also reacquired approximately 6,900 forfeited employer match shares (cost basis of $0.4 million) due to the termination of the ProAssurance Corporation Stock Ownership Plan. Approximately 9,000 treasury shares having a fair value of approximately $0.7 million were reissued to the ProAssurance Corporation 2011 Stock Ownership Plan participant accounts in 2011. Additional information regarding both ProAssurance Corporation Stock Ownership Plans is provided in Note 12 of the Notes to Consolidated Financial Statements.

At December 31, 2011 we have approximately $188.4 million in authorizations from our Board available for use for the repurchase of common shares or the retirement of outstanding debt.

Litigation

We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of our loss reserving process, which is described in detail under “Critical Accounting Estimates – Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).”

Overview of Results–Years Ended December 31, 2011 and 2010

Net income and Operating income (a non-GAAP financial measure, see reconciliation below) are as follows:

	Year Ended December 31
(In millions, except per share data)	2011	2010
Net income	$287.1	$231.6
Operating income	$278.5	$219.5
Net income per diluted share	$9.31	$7.20
Operating income per diluted share	$9.03	$6.82

Results from the years ended December 31, 2011 and 2010 compare as follows:

Revenues

Net premiums earned increased during 2011 by approximately $46.3 million or 8.9%, including an increase of approximately $53.0 million attributable to the business acquired from APS. Our results also reflect the effects of a competitive market place and rate reductions that reflect improved loss trends.

Our 2011 net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $15.8 million or 10.7%. Net investment income decreased $5.4 million and earnings from unconsolidated subsidiaries decreased $10.4 million.

Net realized investment gains decreased $11.3 million in 2011. The decrease is primarily due to lower gains on securities sales mitigated by lower impairment losses.

Other income increased by $5.6 million during 2011. The increase is primarily due to a confidential settlement received during the third quarter of 2011 related to litigation with a service provider.

Expenses

Current accident year net losses increased by $33.1 million or 7.3% during 2011, including an increase of approximately $44.5 million attributable to the business acquired from APS. We reduced net losses by $325.9 million in 2011 and by $234.0 million in 2010 as a result of our review of our estimate of net losses incurred for prior accident years.

Underwriting, policy acquisition and operating expenses increased in 2011 as compared to 2010 by $1.4 million or 1.1%. The acquisition of APS added expenses of $8.0 million in 2011. Exclusive of APS, expenses decreased $6.6 million primarily due to lower amortization of deferred policy acquisition costs and a 2010 expense increase from the termination of a captive insurance arrangement that did not recur in 2011.

Ratios

Our net loss ratio decreased in 2011 by 13.9 percentage points, as we experienced an increase in prior year favorable development in 2011 as compared to 2010. Approximately 12.5 percentage points of the decline relates to the increase in prior year favorable development.

Our 2011 underwriting expense ratio decreased 1.6 percentage points, reflecting a lower ratio associated with the business acquired from APS and an increase in net premiums earned that is related to favorable development of prior year loss reserves.

Our operating ratio declined in 2011 by 12.2 percentage points, reflecting improved net loss and expense ratios partially offset by lower net investment income.

Return on equity is 14.3% for 2011 and 13.0% for 2010.

Book Value per Share

Our book value per share at December 31, 2011 is $70.84 compared to $60.35 at December 31, 2010. The increase primarily reflects the effect of our 2011 income and an increase in accumulated other comprehensive income resulting from an increase in the net unrealized gain on our investments. Dividends declared during the period reduced book value per share by $0.50. Due to the size of our Shareholders’ Equity (approximately $2.2 billion at December 31, 2011), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

Non-GAAP Financial Measures

Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of realized investment gains or losses, guaranty fund assessments and, in 2011, the effects of certain confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.

The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2011	2010
Net income	$287,096	$231,598
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(5,994)	(17,342)
Guaranty fund assessments (recoupments)	(66)	(1,336)
Effect of confidential settlements, net	(7,143)	—

Pre-tax effect of exclusions	(13,203)	(18,678)
Tax effect, at 35%	4,621	6,537

Operating income	$278,514	$219,457

Per diluted common share:
Net income	$9.31	$7.20
Effect of exclusions	(0.28)	(0.38)

Operating income per diluted common share	$9.03	$6.82

Results of Operations–Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except share data)	2011	2010	Change
Revenues:
Net premiums earned	$565,415	$519,107	$46,308
Net investment income	140,956	146,380	(5,424)
Equity in earnings (loss) of unconsolidated subsidiaries	(9,147)	1,245	(10,392)
Net realized investment gains (losses)	5,994	17,342	(11,348)
Other income	13,566	7,991	5,575

Total revenues	716,784	692,065	24,719

Expenses:
Losses and loss adjustment expenses	151,270	252,615	(101,345)
Reinsurance recoveries	11,017	(31,500)	42,517

Net losses and loss adjustment expenses	162,287	221,115	(58,828)
Underwriting, policy acquisition and operating expenses	136,421	134,980	1,441
Interest expense	3,478	3,293	185

Total expenses	302,186	359,388	(57,202)

Income before income taxes	414,598	332,677	81,921
Income taxes	127,502	101,079	26,423

Net income	$287,096	$231,598	$55,498

Earnings per share:
Basic	$9.39	$7.29	$2.10
Diluted	$9.31	$7.20	$2.11
Net loss ratio	28.7%	42.6%	(13.9)
Underwriting expense ratio	23.8%	25.4%	(1.6)

Combined ratio	52.5%	68.0%	(15.5)

Operating ratio	27.6%	39.8%	(12.2)

Tax ratio	30.8%	30.4%	0.4

Return on equity	14.3%	13.0%	1.3

In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

As required by GAAP, our results include acquired entities only for the portion of the reporting period that is after the acquisition date. Our 2011 operating results include twelve months of activity related to our APS acquisition, while our 2010 operating results include only one month of APS-related activity.

Premiums Written

Changes in our premium volume are driven by four primary factors: (1) the amount of new business we generate, including business that comes to PRA as a result of acquisitions, (2) the timing of premium written for business generated by multi-period policies, (3) our retention of existing business, and (4) the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. The professional liability market remains competitive with some competitors choosing to compete primarily on price.

Gross, ceded and net premiums written for the years ended December 31, 2011 and 2010 (including premiums attributable to APS) are as follows:

($ in thousands)	2011	2010	Change
Gross premiums written	$565,895	$533,205	$32,690	6.1%
Ceded premiums written	(7,388)	(27,798)	20,410	(73.4%)

Net premiums written	$558,507	$505,407	$53,100	10.5%

The acquisition of APS contributed gross, ceded and net premiums written during the years ended December 31, 2011 and 2010 as follows:

($ in thousands)	2011	2010	Change
Gross premiums written	$54,761	$5,047	$49,714
Ceded premiums written	(104)	(54)	(50)

Net premiums written	$54,657	$4,993	$49,664

Gross Premiums Written

Gross written premiums by component (including premiums attributable to APS) for the years ended December 31, 2011 and 2010 are as follows:

($ in thousands)	2011	2010	Change
Gross premiums written:
Physician	$451,181	$418,173	$33,008	7.9%
Non-physician healthcare providers	47,605	43,093	4,512	10.5%
Hospital and facility	28,088	28,524	(436)	(1.5%)
Other	17,731	14,349	3,382	23.6%
Non-continuing	344	5,836	(5,492)	(94.1%)
Tail coverage premium, all policy types	20,946	23,230	(2,284)	(9.8%)

Total	$565,895	$533,205	$32,690	6.1%

The acquisition of APS contributed gross written premiums during the years ended December 31, 2011 and 2010 as follows:

($ in thousands)	2011	2010	Change
Gross premiums written:
Physician	$51,387	$4,821	$46,566
Non-physician healthcare providers	1,892	20	1,872
Tail coverage premium, all policy types	1,482	206	1,276

Total APS contribution	$54,761	$5,047	$49,714

Physician Premiums

Our 2011 results reflect new physician business of $68 million, including $48 million that is attributable to the acquisition of APS. New physician business for 2010 approximated $21 million, including $5 million attributable to the acquisition of APS.

Two-year term policies also contributed to the increase in gross written premium. Gross written premium associated with two-year term policies is $22.3 million for 2011, as compared to $10.9 million for 2010. We offer two-year term policies (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written.

Our retention rate for physician business, including business acquired from APS, is 89% for 2011, as compared to 90% for 2010. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to self-insurance mechanisms (often when physicians join hospital-based practice groups) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also due to disability or other personal reasons.

Charged rates for our renewed physician business, including business acquired from APS, averaged 1% lower than the expiring premiums during 2011. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.

Non-physician Premiums

Our healthcare providers included in non-physician premiums are primarily dentists, chiropractors, optometrists, and allied health professionals. The 2011 increase is primarily related to allied health coverages.

Hospital and facility premiums declined in 2011. The decline reflects the same competitive pressures in this area as we are seeing in our physician business.

Non-physician “other” premiums are primarily legal professional liability premiums. The increase in premium volume in 2011 principally relates to legal professional liability premiums.

Non-continuing premiums consist of premiums derived from certain miscellaneous liability coverages which were discontinued in 2010 but that continued to produce small amounts of written premium in 2011.

Tail Coverage Premiums

We offer extended reporting endorsement or “tail” coverage to insureds that are discontinuing their claims-made coverage with us. The amount of tail coverage premium written and earned can vary widely from period to period.

Ceded Premiums Written and Ceded Premiums Ratio

Ceded premiums written for the years ended December 31, 2011 and 2010 compare as follows:

($ in thousands)	2011	2010	Change
Primary reinsurance arrangements	$26,152	$28,625	$(2,473)	(8.6%)
Ascension Health program	5,027	—	5,027	nm
APS acquisition	1,112	54	1,058	>100%
Commutation, see below	(5,634)	—	(5,634)	nm
Re-estimation of prior accident year reinsurance premiums (including APS)	(30,584)	(13,442)	(17,142)	127.5%
Other premiums ceded	11,315	12,561	(1,246)	(9.9%)

Total ceded premiums written	$7,388	$27,798	$(20,410)	(73.4%)

We reinsure most of our MPL coverages under a single reinsurance agreement that is typically renewed annually in October. There was no significant change in treaty terms between 2011 and 2010, and the 2011 decrease associated with this reinsurance is largely due to lower premium volume relative to reinsured coverages.

In 2011 we entered into a new business relationship with Ascension Health (Ascension). Our arrangements with Ascension provide that a substantial portion of the initial policies written under the program will be heavily reinsured by an Ascension affiliate. Gross premiums written associated with these policies in 2011 is approximately $7.5 million.

The increase in ceded premiums written that is attributable to the APS acquisition primarily reflects eleven additional months of APS activity in 2011.

During 2011, we commuted (terminated) certain of our reinsurance arrangements with Colisee Re (formerly AXA Reassurance S.A.) in return for approximately $4.3 million in cash. The commutation reduced Ceded Premium, on both a written and an earned basis, by $5.6 million and reduced Reinsurance Recoveries by approximately $4.0 million.

Premiums ceded in both 2011 and 2010 were reduced due to the re-estimation of reinsurance premiums incurred for prior accident years. The amount of reinsurance premiums incurred for prior accident years is largely determined based on the losses expected to be recovered under our reinsurance agreements, subject to certain minimums and maximums specific to the reinsurance agreement being adjusted. In both 2011 and 2010, we reduced our estimates of prior accident year gross losses within our reinsured layers of coverage, as well as the related reinsurance recoveries and premiums ceded. The reductions were more pronounced in 2011. Approximately $1.0 million of the 2011 reduction is attributable to APS pre-acquisition reinsurance contracts.

The variations in ceded premiums written discussed above affect our ceded premiums ratio (ceded premiums written as a percentage of gross premiums written) as follows:

	2011	2010	Change
Ceded premiums ratio, excluding other listed factors	7.4%	7.7%	(0.3)
Ascension Health program	1.0%	0.0%	1.0
APS Acquisition	0.1%	0.0%	0.1
Commutation	(1.1%)	0.0%	(1.1)
Re-estimation of prior accident year reinsurance premiums (including APS)	(6.1%)	(2.5%)	(3.6)

Ceded premiums ratio, as reported	1.3%	5.2%	(3.9)

The ceded premiums written ratio associated with the business acquired from APS is lower than the ratio for our other business. In recent years, largely due to the advantageous legal climate within the state of Texas, only a small percentage of APS paid losses have met reinsurance coverage limits; consequently, APS was able to obtain reinsurance coverage for 2011 and 2010 at favorable rates. The APS reinsurance arrangements base the amounts due to reinsurers, in part, on expected losses.

Net Premiums Earned

Net premiums earned consist of premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a two-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to commutations or re-estimation of reinsurance premiums incurred for prior accident years are fully earned in the period of change.

Net premiums earned (including premiums attributable to APS) for the years ended December 31, 2011 and 2010 are as follows:

($ in thousands)	2011	2010	Change
Premiums earned	$571,045	$548,955	$22,090	4.0%
Premiums ceded	5,630	29,848	(24,218)	(81.1%)

Net premiums earned	$565,415	$519,107	$46,308	8.9%

Net earned premiums attributable to APS for the years ended December 31, 2011 and 2010 are as follows:

($ in thousands)	2011	2010	Change
Premiums earned	$58,282	$5,122	$53,160
Premiums ceded	104	(54)	158

Net premiums earned	$58,178	$5,176	$53,002

Of the premiums attributable to the APS acquisition earned during 2011, approximately $20.7 million is attributable to premiums written prior to acquisition.

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

Net investment income by investment category is as follows:

	Year Ended December 31
(In thousands)	2011	2010	Change
Fixed maturities	$140,897	$146,036	$(5,139)	(4%)
Equities	1,808	797	1,011	127%
Short-term investments	100	417	(317)	(76%)
Other invested assets	2,712	3,145	(433)	(14%)
Business owned life insurance	2,017	1,617	400	25%
Investment expenses	(6,578)	(5,632)	(946)	17%

Net investment income	$140,956	$146,380	$(5,424)	(4%)

Fixed Maturities

The decrease in income during 2011 primarily reflects lower yields on our portfolio partially offset by higher average investment balances. During the first six months of 2011, our Treasury Inflation-Protected Securities (TIPS) portfolio outperformed our other fixed maturities, and our 2011 results include higher earnings from our TIPS of approximately $1.5 million. Our TIPS portfolio may not continue to outperform in 2012.

The overall yield on our portfolio declined in 2011 as we were not able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Additionally, the yields on fixed maturity securities acquired in the APS transaction, after adjustment as required by GAAP purchase accounting rules, approximated market yields on the acquisition date of November 30, 2010 and lowered our average consolidated tax equivalent yield by approximately 9 basis points. Average yields for our available-for-sale fixed maturity securities during 2011 and 2010 are as follows:

	Year Ended December 31
	2011	2010
Average income yield	4.0%	4.3%
Average tax equivalent income yield	4.6%	5.0%

The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investment alternatives, and cash needed for acquisitions or other capital purposes. In 2011, as compared to 2010, our average investment in fixed maturities increased by approximately 4%.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Year Ended December 31
(In thousands)	2011	2010	Change
Investment LPs:
Currently held	$(1,077)	$1,539	$(2,616)
Liquidated in 2010	—	3,097	(3,097)
Business LLC interest	(2,479)	(1,494)	(985)
Tax credit partnerships	(5,591)	(1,897)	(3,694)

Equity in earnings (loss) of unconsolidated subsidiaries	$(9,147)	$1,245	$(10,392)

We hold interests in certain LPs that derive earnings from trading portfolios. The performance of the LPs is affected by the volatility of equity and credit markets. One LP, shown separately in the table, was liquidated in July 2010.

Our business LLC interest is a non-controlling interest in an entity that began active business in 2011. While we expect this investment to provide a positive return over time, operating losses are expected to continue into 2012 due to the start up nature of this entity. The carrying amount of our investment is currently $0.7 million.

We began investing in tax credit limited partnerships in 2010. Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $5.7 million during 2011, while we recognized $5.6 million of pre-tax amortization ($3.6 million after tax) on these investments noted in the table above.

Non-GAAP Financial Measure – Tax Equivalent Investment Result

We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments; therefore, we impute a pro forma tax-equivalent investment result by adjusting the current tax benefit into the amount of investment income a taxable investment would need to produce to fairly compare to an investment with preferential tax treatment. We believe this better reflects the economies of our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense.

	Year ended December 31
(In thousands)	2011	2010
Net investment income, as reported for GAAP	$140,956	$146,380
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate
State and municipal bonds	19,949	21,987
BOLI	1,086	871
Dividends received deduction	579	255

Pro forma tax-equivalent net investment income	162,570	169,493
Equity in earnings (loss) of unconsolidated subsidiaries, as reported for GAAP	(9,147)	1,245
Taxable equivalent adjustment, calculated using the 35% federal statutory tax rate
Tax credit partnerships	8,698	1,538

Pro forma tax-equivalent equity in earnings (loss) of unconsolidated subsidiaries	(449)	2,783

Pro forma tax-equivalent investment results	$162,121	$172,276

Net Realized Investment Gains (Losses)

The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2011	2010
Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(782)	$(1,487)
Corporate debt	(505)	—
Other investments	(3,827)	(3,373)
High yield asset-backed securities	(75)	(9,515)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(823)	(1,474)

Net impairment losses recognized in earnings	(6,012)	(15,849)
Net gains (losses) from sales	12,871	30,005
Net realized gains (losses), trading securities	2,212	6,630
Change in unrealized holding gains (losses), trading securities	(3,188)	(1,542)
Decrease (increase) in the fair value of liabilities carried at fair value	111	(1,902)

Net realized investment gains (losses)	$5,994	$17,342

We recognized impairments of $3.8 million in 2011 and $3.4 million in 2010 related to an interest in an LLC which we account for using the cost method. The LLC has notified us of its intention to convert to a public fund, and we have reduced the carrying value of our interest in the LLC to reflect the most recently reported fund NAV.

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

Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and the related interest rate swap, as discussed in Notes 3 and 10 of the Notes to Consolidated Financial Statements.

Other Income

Other Income is comprised primarily of commission and fee income from our agency operations, other fee revenues, rental income and other miscellaneous revenues. The revenue is not a principal source of income and often varies among periods. During 2011, we recognized other income of $4.9 million related to a confidential settlement of litigation with a service provider. The remaining increase is primarily attributable to a gain of approximately $0.8 million recognized on the sale of a building in 2011.

Losses and Loss Adjustment Expenses

The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.

Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent over 90% of the Company’s business, the insured event generally becomes a liability when the event is first reported to the insurer. For occurrence policies, the insured event becomes a liability when the event takes place. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.

The following table summarizes calendar year net losses and net loss ratios for the years ended December 31, 2011 and 2010 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
($ in millions)	2011	2010	Change	2011	2010	Change
Current accident year:
PRA all other	$440.8	$452.2	(11.4)	86.9%	88.0%	(1.1)
APS Acquisition	47.4	2.9	44.5	81.6%	56.5%	25.1
Consolidated	488.2	455.1	33.1	86.3%	87.7%	(1.4)
Prior accident years:
PRA all other	$(307.3)	$(234.0)	(73.3)	(60.6%)	(45.5%)	(15.1)
APS Acquisition	(18.6)	—	(18.6)	(32.0%)	—	(32,0)
Consolidated	(325.9)	(234.0)	(91.9)	(57.6%)	(45.1%)	(12.5)
Calendar year:
PRA all other	$133.5	$218.2	(84.7)	26.3%	42.5%	(16.2)
APS Acquisition	28.8	2.9	25.9	49.6%	56.5%	(6.9)
Consolidated	162.3	221.1	(58.8)	28.7%	42.6%	(13.9)

*	Net losses as specified divided by net premiums earned

As compared to 2010, our 2011 current accident year net loss ratio reflects a decrease attributable to higher earned premiums resulting from the re-estimation of amounts due to reinsurers (discussed further under the header Premiums), the effect of which was partially offset by a ratio increase attributable to coverages provided to qualified insureds for death, disability and retirement (DDR).

We recognized favorable development related to prior accident years of $325.9 million for the year ended December 31, 2011 and $234.0 million for the year ended December 31, 2010. Detailed information regarding the development recognized is included in the Critical Accounting Estimates section of Item 7, under the caption “Reserve for Losses and Loss Adjustment Expenses”. Information provided includes the amount of development recognized by accident year and the factors considered and judgments made to determine the amount of development recognized.

Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2011 and 2010.

Recoveries

We recognized favorable prior accident year loss development of approximately $39.9 million in 2011 and $1.1 million in 2010 related to our reinsured coverage layers (generally, losses exceeding $1 million) and recognized offsetting reductions to loss recoveries of $39.9 million in 2011 and $1.1 million in 2010. Because the reduction exceeds all other recoveries for the period, recoveries increase rather than decrease net losses for the year ended December 31, 2011.

We similarly reduced our estimates of the premium due to reinsurers by $30.6 million and $13.4 million in 2011 and 2010, respectively, because the premium due to reinsurers is based in part on amounts recovered.

Underwriting, Policy Acquisition and Operating Expenses

The table below provides a comparison of 2011 and 2010 underwriting, policy acquisition and operating expenses:

	Underwriting, Policy Acquisition and Operating Expenses
($ in thousands)	2011	2010	Change
Insurance operation expenses:
PRA all other	$124,604	$130,281	$(5,677)	(4.4%)
APS Acquisition	9,738	1,721	8,017	>100%

Total insurance operation expenses	134,342	132,002	2,340	1.8%
Agency expenses	2,079	2,978	(899)	(30.2%)

	$136,421	$134,980	$1,441	1.1%

Insurance Operation Expenses

Exclusive of the effect of the APS acquisition, insurance operation expenses decreased by $5.7 million primarily due to the following:

•	Amortization of deferred policy acquisition costs decreased by $2.4 million in 2011 primarily due to lower premium volume.

•

Various other expense items reduced operating expense by approximately $2.0 million. Lower professional fees, principally due to transaction costs incurred in 2010 but not in 2011, and an increase in the amount of administrative costs allocated to loss adjustment expense contributed to the decrease.

•	Termination of a captive insurance arrangement, managed by ProAssurance, increased 2010 underwriting expense by $2.6 million. There was no similar transaction in 2011.

•	Lower guaranty fund recoupments in 2011 increased expenses by $1.3 million.

Expenses associated with APS include salary and benefit expenses of approximately $1.2 million in 2011 that are related to workforce reductions. APS policy acquisition expenses are approximately $1.5 million lower in 2011 than would be considered normal due to the application of GAAP purchase accounting rules whereby the assets for deferred policy acquisition costs were not recognized as a part of the purchase price allocation of APS. Our 2011 expense also includes a $2.2 million reduction that resulted from a settlement of litigation that is unrelated to our normal insurance activities.

Underwriting Expense Ratio

The decrease in our consolidated underwriting expense ratio for 2011 is attributable to the effect of the acquisition of APS and a $16.3 million increase in net earned premium resulting from the re-estimation of ceded premiums for prior accident year coverages as shown in the following table:

	Underwriting Expense Ratio *
	Year Ended December 31
	2011	2010	Change
Underwriting expense ratio excluding listed factors	26.1%	26.0%	0.1
Net earned premiums-prior years	(1.5%)	(0.7%)	(0.8)
APS acquisition	(0.8%)	0.1%	(0.9)

Underwriting expense ratio, as reported	23.8%	25.4%	(1.6)

*	Our expense ratio computations exclude agency-related expenses as discussed below.

Agency expenses

We have historically operated several non-insurance subsidiaries, principally insurance agencies that have generated commission and service fee revenues. Expenses of our agency operations that are associated with the generation of premium revenues by our insurance subsidiaries are included in insurance operation expenses in the above table. Expenses of our agency operations that are directly associated with external commission and service fee revenues are included in agency expenses in the above table. In 2011, we discontinued most external agency operations. The decline in agency expenses of $0.9 million reflects the discontinuation of these operations partially offset by costs incurred related to workforce reductions.

Interest Expense

The increase in interest expense during 2011 reflects commitment fees and amortization of the initial loan costs related to the credit agreement entered into during the second quarter of 2011. The credit agreement is discussed in Note 10 of the Notes to Consolidated Financial Statements.

Interest expense by debt obligation is provided in the following table:

	Year Ended December 31
(In thousands)	2011	2010	Change
Trust Preferred Securities due 2034	$970	$978	$(8)
Surplus Notes due May 2034	509	508	1
Note Payable due February 2019	1,157	1,178	(21)
Revolving credit agreement	442	—	442
Other	400	629	(229)

	$3,478	$3,293	$185

Taxes

Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Year Ended December 31
	2011	2010
Statutory rate	35.0%	35.0%
Tax-exempt income	(3.2%)	(4.6%)
Tax credits (1)	(1.4%)	(0.3%)
Valuation Allowance (2)	—	(0.3%)
BOLI Redemption (3)	—	0.4%
Other	0.4%	0.2%

Effective tax rate	30.8%	30.4%

(1)	We continue to invest in tax credit partnerships (see Equity in Earnings (Loss) of Unconsolidated Subsidiaries). In 2011 we have recognized an expected tax benefit of approximately $5.7 million related to the credits to be transferred to us by the partnerships.
(2)	During 2010 we reversed a valuation allowance previously established against deferred tax assets that were capital in character. We determined that it was more likely than not that sufficient sources of taxable capital income would be available in future periods to allow us to fully utilize the deferred tax assets.
(3)	A partial redemption of our BOLI increased tax expense in 2010 by approximately $1.3 million; there were no BOLI redemptions during 2011.

Although our effective tax rate is consistent between 2011 and 2010, current tax expense increased by approximately $23.1 million in 2011. In 2011 we recorded a current liability of $19.5 million (including interest of $0.9 million) for unrecognized tax benefits.

Overview of Results–Years Ended December 31, 2010 and 2009

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

Expenses

Net losses decreased by $10.0 million or 4.3% during 2010 due to increased prior year favorable loss development of $26.7 million offset by a $16.7 million increase in current accident year losses. The increase in current accident year losses is primarily attributable to three additional months of PICA activity in 2010 and one additional month of APS activity.

Underwriting, policy acquisition and operating expenses increased in 2010 by $18.4 million or 15.8%. Approximately $10.6 million of the increase is attributable to the acquisitions of PICA and APS and the remainder relates to various operating factors.

Ratios

Our net loss ratio decreased in 2010 by 3.8 percentage points. Higher prior year favorable development decreased the ratio by 3.4 percentage points.

Our underwriting expense ratio increased in 2010 by 2.7 percentage points. The increase is attributable both to the acquisitions of PICA and APS and increased policy acquisition and operating costs.

Our operating ratio increased in 2010 by 1.0 percentage point reflecting a decline in the investment ratio of approximately 2.1 percentage points partially offset by the combined 1.1 percentage point decrease in the net loss and expense ratios.

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

The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2010	2009
Net income	$231,598	$222,026
Items excluded in the calculation of operating income:
Loss on the extinguishment of debt	—	2,839
Net realized investment (gains) losses	(17,342)	(12,792)
Guaranty fund assessments (recoupments)	(1,336)	(533)

Pre-tax effect of exclusions	(18,678)	(10,486)
Tax effect, at 35%	6,537	3,670

Operating income	$219,457	$215,210

Per diluted common share:
Net income	$7.20	$6.70
Effect of exclusions	(0.38)	(0.21)

Operating income per diluted common share	$6.82	$6.49

Results of Operations–Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except share data)	2010	2009	Change
Revenues:
Gross premiums written	$533,205	$553,922	$(20,717)

Net premiums written	$505,407	$514,043	$(8,636)

Premiums earned	$548,955	$540,012	$8,943
Premiums ceded	(29,848)	(42,469)	12,621

Net premiums earned	519,107	497,543	21,564
Net investment income	146,380	150,945	(4,565)
Equity in earnings (loss) of unconsolidated subsidiaries	1,245	1,438	(193)
Net realized investment gains (losses)	17,342	12,792	4,550
Other income	7,991	9,965	(1,974)

Total revenues	692,065	672,683	19,382

Expenses:
Losses and loss adjustment expenses	252,615	265,983	(13,368)
Reinsurance recoveries	(31,500)	(34,915)	3,415

Net losses and loss adjustment expenses	221,115	231,068	(9,953)
Underwriting, policy acquisition and operating expenses	134,980	116,537	18,443
Interest expense	3,293	3,477	(184)
Loss on extinguishment of debt	—	2,839	(2,839)

Total expenses	359,388	353,921	5,467

Income before income taxes	332,677	318,762	13,915
Income taxes	101,079	96,736	4,343

Net income	$231,598	$222,026	$9,572

Earnings per share:
Basic	$7.29	$6.76	$0.53
Diluted	$7.20	$6.70	$0.50
Net loss ratio	42.6%	46.4%	(3.8)
Underwriting expense ratio	25.4%	22.7%	2.7

Combined ratio	68.0%	69.1%	(1.1)

Operating ratio	39.8%	38.8%	1.0

Return on equity	13.0%	14.2%	(1.2)

In all the tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

As required by GAAP, our results include acquired entities only for the portion of the reporting period that is after the acquisition date. Our 2010 operating results include twelve months of PICA activity (see following paragraph) and one month of APS activity. Our 2009 operating results include nine months of PICA activity but do not include any APS results. In many of the supporting tables that follow, the effect of the additional 2010 PICA/APS activity is shown separately with the column header “Additional PICA/APS Activity”.

During 2010, PACO Assurance Company, Inc. (PACO), formerly wholly owned by PICA, became wholly owned by a ProAssurance holding company. Discussions that follow present 2010 PACO and PICA results on a combined basis in order to be consistent with the presentation for 2009. The combined results are referred to as PICA.

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

Gross premiums written by component are as follows:

			Change
($ in thousands)	2010	2009	Additional PICA/APS Activity		Other	Total
						$	%
Physician (1)	$418,173	$442,002	$19,534	(2)	$(43,363)	$(23,829)	(5.4%)
Non-physician (1):
Healthcare providers	43,093	37,215	3,131	(3)	2,747	5,878	15.8%
Hospital and facility	28,524	31,350	—		(2,826)	(2,826)	(9.0%)
Other	14,349	13,227	24		1,098	1,122	8.5%
Non continuing	5,836	9,746	1,423		(5,333)	(3,910)	(40.1%)

	91,802	91,538	4,578		(4,314)	264	0.3%
Tail Coverage Premiums	23,230	20,382	324		2,524	2,848	14.0%

Gross Premiums Written, total	$533,205	$553,922	$24,436		$(45,153)	$(20,717)	(3.7%)

(1)	Excludes tail coverage premiums
(2)	PICA - $14.7 million: APS - $4.8 million
(3)	PICA - $3.1 million

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

Tail Coverage Premiums

We separately report tail coverage premiums because we offer extended reporting endorsement or “tail” policies to insureds that are discontinuing their claims-made coverage with us. The amount of tail coverage premium written and earned can vary widely from period to period.

Premiums Earned / Ceded

			Change
($ in thousands)	2010	2009	Additional PICA/APS Activity		Other	Total
						$	%
Premiums earned	$548,955	$540,012	$28,796	(1)	$(19,853)	$8,943	1.7%
Premiums ceded	29,848	42,469	566		(13,187)	(12,621)	(29.7%)

Net premiums earned	$519,107	$497,543	$28,230		$(6,666)	$21,564	4.3%

(1)	Includes $5.1 million attributable to APS, substantially all of which relates to policies written prior to our acquisition of APS.

Premiums Earned

Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a two-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable.

The acquisition of APS is expected to increase 2011 earned premium by $20.4 million related to APS premiums written prior to the acquisition that were unearned at December 31, 2010. The premiums will be earned in 2011 on a pro rata basis, and are expected to affect 2011 premiums earned as follows: Q1 - $10.7 million; Q2 - $6.8 million; Q3 - $2.6 million; Q4 - $0.3 million.

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

Net investment income by investment category is as follows:

	Year Ended December 31
(In thousands)	2010	2009	Change
Fixed maturities	$146,036	$150,122	$(4,086)	(3%)
Equities	797	1,036	(239)	(23%)
Short-term investments	417	1,209	(792)	(66%)
Other invested assets	3,145	2,802	343	12%
Business owned life insurance	1,617	1,563	54	3%
Investment expenses	(5,632)	(5,787)	155	(3%)

Net investment income	$146,380	$150,945	$(4,565)	(3%)

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

The overall yield on our portfolio declined because we were not able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Average yields for our available-for-sale fixed maturity securities during 2010 and 2009 are as follows:

	Year Ended December 31
	2010	2009
Average income yield	4.3%	4.6%
Average tax equivalent income yield	5.0%	5.4%

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

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Year Ended December 31
(In thousands)	2010	2009	Change
Private investment funds, currently held	$1,539	$1,049	$490
Private investment fund, liquidated in 2010	3,097	389	2,708
Other business interests	(1,494)	—	(1,494)
Tax credit partnerships	(1,897)	—	(1,897)

Equity in earnings (loss) of unconsolidated subsidiaries	$1,245	$1,438	$(193)

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

	Year ended December 31
	2010	2009
Investment results, as reported:
Net investment income	$146,380	$150,945
Equity in earnings of unconsolidated subsidiaries	1,245	1,438

	147,625	152,383
Taxable equivalent adjustments for: (1)
State and municipal bonds	21,987	24,256
BOLI	871	842
Tax credit partnerships (2)	1,538	—

Tax-equivalent investment results	$172,021	$177,481

(1)	All adjustments were calculated using the 35% federal statutory tax rate.
(2)	Tax credits provided approximated $1.0 million in 2010. No credits were provided in 2009.

Net Realized Investment Gains (Losses)

The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2010	2009
Total other-than-temporary impairment losses (1):
Residential mortgage-backed securities	$(1,487)	$(3,393)
Corporate bonds	—	(3,749)
Equities	—	(494)
Equity interest in a private investment fund	(3,373)	—
High yield asset-backed securities, see discussion below	(9,515)	(536)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(1,474)	199

Net impairment losses recognized in earnings	(15,849)	(7,973)
Net gains (losses) from sales	30,005	12,066
Trading portfolio gains	5,088	9,335
Fair value adjustments, net	(1,902)	(636)

Net realized investment gains (losses)	$17,342	$12,792

(1)	In accordance with GAAP, all OTTI losses prior to April 1, 2009 were recognized in earnings.

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

Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Notes 3 and 9 of the Notes to Consolidated Financial Statements.

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

	Net Losses Year Ended December 31				Net Loss Ratios*
(In millions)	2010	2009	Total Change		Year Ended December 31
			$	%	2010	2009	Change
Current accident year	$455.1	$438.4	$16.7	3.8%	87.7%	88.1%	(0.4)
Prior accident years	(234.0)	(207.3)	(26.7)	12.9%	(45.1%)	(41.7%)	(3.4)

Calendar year	$221.1	$231.1	$(10.0)	(4.3%)	42.6%	46.4%	(3.8)

*	Net losses as specified divided by net premiums earned.

The increase in current accident year losses for 2010 is primarily attributable to three additional months of PICA activity and one month of APS activity.

During the years ended December 31, 2010 and 2009, we recognized favorable loss development of $234.0 million and $207.3 million respectively, on a net basis, related to reserves established in prior years.

The principal components of development are as follows:

	Year Ended December 31
(In millions)	2010	2009
Reserve development by accident year, favorable (unfavorable):
2009 & 2008 accident years	$3.0	$(1.1)
2007 & 2006 accident years	104.3	94.0
2005 & 2004 accident years	80.5	73.6
Accident years prior to 2004	46.2	40.8

Net favorable development recognized	$234.0	$207.3

Substantially all of the favorable development recognized during 2010 and 2009 relates to MPL claims-made reserves. The favorable development for medical professional claims-made policies in both years is based upon observation of actual claims data that indicates that claims severity (i.e., the expected average cost of claims) is trending below our initial expectations. Given both the long tailed nature of our business and the past volatility of final claim settlement values, we are generally cautious in giving credence to the trends that lead to the recognition of favorable net loss development. As we conclude that sufficient credible data with respect to these trends exists we take appropriate actions. In the case of the claims severity trends, we believe it is appropriate to recognize the impact of these trends in our actuarial evaluation of prior period loss estimates while also remaining attentive to the past volatility of claims severity.

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

Underwriting, Policy Acquisition and Operating Expenses

The table below provides a comparison of our 2010 and 2009 underwriting, policy acquisition and operating expenses:

			Change
			Related to PICA/APS Transactions		Total
(In thousands)	2010	2009		Other	$	%
Insurance operation expenses, total	$132,002	$112,889	$10,093	$9,020	$19,113	16.9%
Agency- related expenses	2,978	3,648	522	(1,192)	(670)	(18.4%)

	$134,980	$116,537	$10,615	$7,828	$18,443	15.8%

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

Interest expense by debt obligation is provided in the following table:

	Year Ended December 31
(In thousands)	2010	2009	Change
Trust Preferred Debentures due 2034	$978	$1,160	$(182)
Surplus Notes due May 2034 (1)	508	768	(260)
Note Payable due February 2012	42	28	14
Note Payable due February 2019 (2)	1,178	900	278
Surplus Notes due May 2033 (3)	—	147	(147)
Other	587	474	113

	$3,293	$3,477	$(184)

(1)	Converted from a fixed to a variable rate in May 2009
(2)	Debt acquired in the PICA transaction
(3)	Debt acquired in the PICA transaction; redeemed August 2009

Taxes

Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Year Ended December 31
	2010	2009
Statutory rate	35.0%	35.0%
Tax-exempt income	(4.6)%	(5.2%)
Tax credits (1)	(0.3)%	—
Valuation Allowance (2)	(0.3)%	—
BOLI Redemption (3)	0.4%	—
Other	0.2%	0.5%

Effective tax rate	30.4%	30.3%

(4)	We have invested in tax credit partnerships during 2010 (see Capital and Liquidity -Investment Exposures and Equity in Earnings (Loss) of Unconsolidated Subsidiaries). In 2010 we have recognized an expected tax benefit of approximately $1.0 million related to the credits to be transferred to us by the partnerships.
(5)	During 2010 we reversed a valuation allowance previously established against deferred tax assets that were capital in character. We determined that it has become more likely than not that sufficient sources of taxable capital income will be available in future periods to allow us to fully utilize the deferred tax assets.
(6)	We recognized additional tax of $1.3 million on the redemption of a portion of our BOLI investment as discussed in Capital and Liquidity -Investment Exposures. Increases in the cash surrender value on BOLI policies are not taxable unless redeemed. Upon redemption, the difference in the proceeds from redemption and premiums previously paid on the policies redeemed become taxable. In this instance, the difference approximated $2.9 million.

Income tax expense is provided in the following table:

	Year Ended December 31
	2010	2009	Change
Provision for income taxes
Current expense (benefit)	$105,479	$70,122	$35,357
Deferred expense (benefit)	(4,400)	26,614	(31,014)

Total income tax expense (benefit)	$101,079	$96,736	$4,343

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

The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2011. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	December 31, 2011
	Interest Rate Shift in Basis Points
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$303	$301	$284	$277	$270
U.S. Agency obligations	70	70	68	65	63
State and municipal bonds	1,301	1,279	1,228	1,172	1,117
Corporate debt	1,429	1,413	1,368	1,314	1,263
Asset-backed securities	735	733	718	695	669

All fixed maturity securities	$3,838	$3,796	$3,666	$3,523	$3,382
Duration:
U.S. Treasury obligations	3.42	3.39	3.33	4.00	3.95
U.S. Agency obligations	3.25	3.26	3.43	3.62	3.69
State and municipal bonds	4.22	4.44	4.58	4.69	4.76
Corporate debt	4.07	4.05	4.00	3.91	3.83
Asset-backed securities	1.01	1.54	2.87	3.48	3.83
All fixed maturity securities	3.47	3.63	3.91	4.09	4.14

	December 31, 2010
Fair Value (in millions):
U.S. Treasury obligations	$237	$232	$226	$220	$215
U.S. Agency obligations	74	71	69	66	64
State and municipal bonds	1,367	1,308	1,244	1,181	1,122
Corporate debt	1,428	1,383	1,333	1,281	1,232
Asset-backed securities	757	750	732	708	680

All fixed maturity securities	$3,863	$3,744	$3,604	$3,456	$3,313
Duration:
U.S. Treasury obligations	3.53	3.64	3.78	3.70	3.62
U.S. Agency obligations	3.47	3.66	3.82	3.82	3.77
State and municipal bonds	3.88	4.91	5.02	5.08	5.09
Corporate debt	3.35	3.83	4.01	3.92	3.82
Asset-backed securities	1.84	2.25	3.02	3.56	3.81
All fixed maturity securities	3.24	3.88	4.14	4.23	4.24

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

ProAssurance’s cash and short-term investment portfolio at December 31, 2011 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

As of December 31, 2011, 96% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s, and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

We hold $1.2 billion of municipal bonds. We require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of December 31, 2011, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.

We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (on both paid and unpaid losses) approximate $252 million at December 31, 2011. A detail listing of individual reinsurance balances of greater than $10 million and the current credit rating of that reinsurer is provided in capital and liquidity under the sub-header “Reinsurance.”

Equity Price Risk

At December 31, 2011 the fair value of our investment in common stocks is $103 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.97. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10% to $113 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10% in the fair value of these securities to $93 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and Financial Statement Schedules of ProAssurance Corporation and subsidiaries listed in Item 15(a) have been included herein beginning on page 89. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 and that there was no change in the Company’s internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2011 as stated in their report which is included elsewhere herein.

ITEM 9B. OTHER INFORMATION.

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ProAssurance Corporation

We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of changes in capital, income and comprehensive income and cash flow for each of the three years in the period ended December 31, 2011, of ProAssurance Corporation and subsidiaries and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama

February 22, 2012

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item regarding executive officers is included in Part I of the Form 10K (Pages 26 and 27) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2012 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 6, 2012.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2012 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 6, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2012 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 6, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2012 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 6, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2012 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 6, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

Report of Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Changes in Capital – years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flow – years ended December 31, 2011, 2010 and 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 22nd day of February 2012.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D. W. Stancil Starnes, J.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2012

/S/ EDWARD L. RAND, JR. Edward L. Rand, Jr.	Chief Financial and Accounting Officer	February 22, 2012

/S/ VICTOR T. ADAMO, J.D. Victor T. Adamo, J.D.	President	February 22, 2012

/S/ LUCIAN F. BLOODWORTH Lucian F. Bloodworth	Director	February 22, 2012

/S/ JERRY D. BRANT, D.P.M. Jerry D. Brant, D.P.M.	Director	February 22, 2012

/S/ ROBERT E. FLOWERS, M.D. Robert E. Flowers, M.D.	Director	February 22, 2012

/S/ WILLIAM J. LISTWAN, M.D. William J. Listwan, M.D.	Director	February 22, 2012

/S/ JOHN J. MCMAHON John J. McMahon	Director	February 22, 2012

/S/ DRAYTON NABERS, JR., J.D. Drayton Nabers, Jr., J.D.	Director	February 22, 2012

/S/ ANN F. PUTALLAZ, PH.D. Ann F. Putallaz, Ph.D.	Director	February 22, 2012

/S/ WILLIAM H. WOODHAMS, M.D. William H. Woodhams, M.D.	Director	February 22, 2012

/S/ WILFRED W. YEARGAN, JR., M.D. Wilfred W. Yeargan, Jr., M.D.	Lead Director	February 22, 2012

ProAssurance Corporation and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ProAssurance Corporation

We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of changes in capital, income and comprehensive income and cash flow for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flow for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama

February 22, 2012

ProAssurance Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31 2011	December 31 2010
Assets
Investments
Fixed maturities available for sale, at fair value	$3,665,763	$3,603,754
Equity securities, available for sale, at fair value	25	3,637
Equity securities, trading, at fair value	103,133	37,286
Short-term investments	119,421	168,438
Business owned life insurance	52,651	50,484
Investment in unconsolidated subsidiaries	111,324	88,754
Other investments	38,224	38,078

Total Investments	4,090,541	3,990,431
Cash and cash equivalents	130,400	50,851
Premiums receivable	120,220	120,950
Receivable from reinsurers on paid losses and loss adjustment expenses	4,175	4,582
Receivable from reinsurers on unpaid losses and loss adjustment expenses	247,658	277,436
Prepaid reinsurance premiums	12,568	11,023
Deferred policy acquisition costs	26,626	27,281
Deferred taxes	30,989	56,862
Real estate, net	40,432	43,951
Intangible assets	53,703	60,031
Goodwill	159,625	161,453
Other assets	81,941	70,205

Total Assets	$4,998,878	$4,875,056

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,247,772	$2,414,100
Unearned premiums	251,155	256,050
Reinsurance premiums payable	82,039	111,680

Total Policy Liabilities	2,580,966	2,781,830
Other liabilities	203,772	186,259
Long-term debt, $35,507 and $35,488, at amortized cost, respectively; $14,180 and $15,616 at fair value, respectively	49,687	51,104

Total Liabilities	2,834,425	3,019,193
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,551,494, and 34,419,383 shares issued, respectively	346	344
Additional paid-in capital	538,625	532,213
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $70,022 and $42,607, respectively	130,037	79,124
Retained earnings	1,699,853	1,428,026

	2,368,861	2,039,707
Treasury shares, at cost, 3,997,951 shares and 3,666,149 shares, respectively	(204,408)	(183,844)

Total Shareholders’ Equity	2,164,453	1,855,863

Total Liabilities and Shareholders’ Equity	$4,998,878	$4,875,056

See accompanying notes.

ProAssurance Corporation and Subsidiaries

Consolidated Statements of Changes in Capital

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2009	$341	$518,687	$(35,898)	$970,891	$(30,436)	$1,423,585
Cumulative effect of accounting change	—	—	(3,511)	3,511	—	—
Common shares reacquired	—	—	—	—	(52,045)	(52,045)
Treasury shares issued in acquisition (see Note 2)	—	177	—	—	4,984	5,161
Common shares issued for compensation	1	1,218	—	—	—	1,219
Share-based compensation	—	6,210	—	—	—	6,210
Net effect of performance shares issued and stock options exercised	—	(224)	—	—	—	(224)
Other comprehensive income (loss)	—	—	98,663	—	—	98,663
Net income	—	—	—	222,026	—	222,026

Balance at December 31, 2009	342	526,068	59,254	1,196,428	(77,497)	1,704,595
Common shares reacquired	—	—	—	—	(106,347)	(106,347)
Common shares issued for compensation	1	2,958	—	—	—	2,959
Share-based compensation	—	6,138	—	—	—	6,138
Net effect of performance shares issued and stock options exercised	1	(2,951)	—	—	—	(2,950)
Other comprehensive income (loss)	—	—	19,870	—	—	19,870
Net income	—	—	—	231,598	—	231,598

Balance at December 31, 2010	344	532,213	79,124	1,428,026	(183,844)	1,855,863
Common shares reacquired, net (see Note 11)	—	247	—	—	(20,564)	(20,317)
Common shares issued for compensation	—	2,186	—	—	—	2,186
Share-based compensation	—	7,119	—	—	—	7,119
Net effect of performance shares issued and stock options exercised	2	(3,140)	—	—	—	(3,138)
Dividends to shareholders	—	—	—	(15,269)	—	(15,269)
Other comprehensive income (loss)	—	—	50,913	—	—	50,913
Net income	—	—	—	287,096	—	287,096

Balance at December 31, 2011	$346	$538,625	$130,037	$1,699,853	$(204,408)	$2,164,453

See accompanying notes.

ProAssurance Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31
	2011	2010	2009
Revenues
Net premiums earned	$565,415	$519,107	$497,543
Net investment income	140,956	146,380	150,945
Equity in earnings (loss) of unconsolidated subsidiaries	(9,147)	1,245	1,438
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(5,189)	(14,375)	(8,172)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	(823)	(1,474)	199

Net impairment losses recognized in earnings	(6,012)	(15,849)	(7,973)
Other net realized investment gains (losses)	12,006	33,191	20,765

Total net realized investment gains (losses)	5,994	17,342	12,792
Other income	13,566	7,991	9,965

Total revenues	716,784	692,065	672,683

Expenses
Losses and loss adjustment expenses	151,270	252,615	265,983
Reinsurance recoveries	11,017	(31,500)	(34,915)

Net losses and loss adjustment expenses	162,287	221,115	231,068
Underwriting, policy acquisition and operating expenses	136,421	134,980	116,537
Interest expense	3,478	3,293	3,477
Loss on extinguishment of debt	—	—	2,839

Total expenses	302,186	359,388	353,921

Income before income taxes	414,598	332,677	318,762
Provision for income taxes
Current expense (benefit)	128,553	105,479	70,122
Deferred expense (benefit)	(1,051)	(4,400)	26,614

Total income tax expense (benefit)	127,502	101,079	96,736

Net income	$287,096	$231,598	$222,026
Other comprehensive income, after tax, net of reclassification adjustments (see Note 11)	50,913	19,870	98,663

Comprehensive income	$338,009	$251,468	$320,689

Earnings per share:
Basic	$9.39	$7.29	$6.76

Diluted	$9.31	$7.20	$6.70

Weighted average number of common shares outstanding:
Basic	30,570	31,788	32,848

Diluted	30,842	32,176	33,150

Cash dividends declared per common share	$0.50	$—	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31
	2011	2010	2009
Operating Activities
Net income	$287,096	$231,598	$222,026
Adjustments to reconcile income to net cash provided by operating activities:
Amortization, net of accretion	30,740	22,071	15,434
Depreciation	4,949	4,600	4,221
Loss (gain) on extinguishment of debt	—	—	2,839
Increase in cash surrender value of business owned life insurance	(2,070)	(1,617)	(1,563)
Net realized investment (gains) losses	(5,994)	(17,342)	(12,792)
Share-based compensation	7,119	6,138	6,210
Deferred income taxes	(1,051)	(4,400)	26,614
Policy acquisition costs deferred, net of related amortization	655	(1,788)	(5,988)
Other	2,891	(6,562)	(535)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	730	8,216	(11,042)
Receivable from reinsurers on paid losses and loss adjustment expenses	407	12,196	1,088
Receivable from reinsurers on unpaid losses and loss adjustment expenses	29,778	(8,794)	11,171
Prepaid reinsurance premiums	(1,545)	813	2,374
Other assets	613	7,253	2,758
Reserve for losses and loss adjustment expenses	(166,328)	(96,232)	(126,657)
Unearned premiums	(4,895)	(14,275)	14,021
Reinsurance premiums payable	(29,642)	(4,402)	(15,153)
Other liabilities	5,911	1,718	(59,617)

Net cash provided by operating activities	159,364	139,191	75,409

Investing Activities
Purchases of:
Fixed maturities available for sale	(782,555)	(840,366)	(930,168)
Equity securities available for sale	—	(9,675)	(720)
Equity securities trading	(117,208)	(14,312)	(33,156)
Other investments	(4,671)	(5,383)	(292)
(Investments in) distributions from unconsolidated subsidiaries, net:
Tax credit limited partnerships	(29,213)	(13,623)	—
Other partnership investments	—	24,600	(2,542)
Proceeds from sale or maturities of:
Fixed maturities available for sale	789,709	961,334	808,145
Equity securities available for sale	3,921	9,882	6,362
Equity securities trading	50,386	36,740	26,072
Other investments	773	1,279	2,180
Net sales or maturities (purchases) of short-term investments, excluding unsettled redemptions	49,011	27,676	271,043
Cash paid for acquisitions, net of cash received	—	(215,726)	(124,509)
Redemption of business owned life insurance	—	16,136	—
Unsettled security transactions, net	7	2,014	5,345
Cash received (paid) for other assets	(9,771)	(2,923)	(6,917)

Net cash provided (used) by investing activities	(49,611)	(22,347)	20,843

Financing Activities
Repayment of long-term debt	(325)	(303)	(7,000)
Repurchase of common stock	(20,569)	(106,347)	(52,045)
Excess tax benefit from share-based payment arrangements	1,711	1,847	237
Dividend to shareholders	(7,617)	—	—
Other	(3,404)	(1,832)	(261)

Net cash provided (used) by financing activities	(30,204)	(106,635)	(59,069)

Increase (decrease) in cash and cash equivalents	79,549	10,209	37,183
Cash and cash equivalents at beginning of period	50,851	40,642	3,459

Cash and cash equivalents at end of period	$130,400	$50,851	$40,642

(continued)

See accompanying notes.

ProAssurance Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31
	2011	2010	2009
Supplemental Disclosure of Cash Flow Information
Net cash paid during the year for income taxes	$98,141	$92,046	$89,908

Cash paid during the year for interest	$3,182	$3,270	$4,277

Significant non-cash transactions
Other investments transferred, at fair value, to fixed maturities	$—	$9,923	$—

Common shares issued in acquisition	$—	$—	$5,161

Unsettled redemption of short-term money market investment	$—	$—	$3,090

See accompanying notes.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies

Organization and Nature of Business

ProAssurance Corporation (ProAssurance or PRA), a Delaware corporation, is an insurance holding company for wholly-owned specialty property and casualty insurance companies that principally provide professional liability insurance for providers of healthcare services, and to a lesser extent, providers of legal services and other professional services. ProAssurance operates in the United States of America (U.S.) in a single reportable segment.

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

Basis of Presentation

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications

As of December 31, 2011, ProAssurance has reported intangible assets as a separate line item on the Balance Sheet. Prior period balances in this report have been reclassified to conform to the 2011 presentation. The reclassification had no effect on income from continuing operations, net income or total assets.

Accounting Policies

The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these notes to the consolidated financial statements.

Recognition of Revenues

Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are generally one year in duration.

At December 31, 2011 and 2010 ProAssurance has established allowances for credit losses related to premium and agency receivables (classified as a part of Other Assets) as follows:

(in thousands)	Premium Receivables	Agency Receivables
Allowance for credit losses:
Balance at December 31, 2009	$1,030	$442
Estimated credit losses	147	300
Account write offs, net of recoveries	(147)	(414)

Balance at December 31, 2010	1,030	328
Estimated credit losses	229	—
Account write offs, net of recoveries	(269)	4

Balance at December 31, 2011	$990	$332

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

Management establishes the reserve for losses after taking into consideration a variety of factors including the conclusions reached by internal actuaries, premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment, and the reports received from consulting actuaries. Internal actuaries perform an in-depth review of the reserve for losses at least semi-annually using the loss and exposure data of ProAssurance subsidiaries. Management engages consulting actuaries to review subsidiary loss and exposure data and provide reports to Management regarding the adequacy of reserves.

Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2011, 2010 and 2009.

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

Investments

Fair Values

Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. Multiple observable inputs are not available for certain of our investments, including municipal bonds and corporate debt not actively traded, and investments in limited partnerships/limited liability companies (LPs/LLCs). Management values municipal bonds and corporate debt either using a single non-binding broker quote or pricing models that utilize market based assumptions that have limited observable inputs. Management values investments in LPs/LLCs based on the net asset value of the interest held, as provided by the fund.

Fixed Maturities and Equity Securities

Fixed maturities and equity securities are considered as either available-for-sale or trading securities.

Available-for-sale securities are carried at fair value, as described above, and unrealized gains and losses on such available-for-sale securities are included, net of related tax effects, in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

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

Other Investments

Investments in LPs/LLCs where ProAssurance has virtually no influence over the operating and financial policies of an investee are accounted for using the cost method. Under the cost method, investments are valued at cost, with investment income recognized when received.

Investment in Unconsolidated Subsidiaries

Investments in LPs/LLCs where ProAssurance is deemed to have influence because it holds a greater than minor interest are accounted for using the equity method. Under the equity method, the recorded basis of the investment is adjusted each period for the investor’s pro rata share of the investee’s income or loss. Investments in unconsolidated subsidiaries include tax credit partnerships accounted for using the equity method, whereby ProAssurance’s proportionate share of income or loss is included in investment income. Tax credits received from the partnerships are recognized in the period received as a reduction to current tax expenses.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

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

Other-than-temporary Impairments

ProAssurance evaluates its available-for-sale investment securities on at least a quarterly basis for declines in fair value below recorded cost basis for the purpose of determining whether these declines represent other-than-temporary declines. The assessment of whether the amortized cost basis of debt securities, particularly asset-backed debt securities, is expected to be recovered requires management to make assumptions regarding various matters affecting cash flows to be received in the future. The choice of assumptions is subjective and requires the use of judgments; actual credit losses experienced in future periods may differ from management’s estimates of those credit losses.

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

•

For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers the following in projecting recovery values and recover time frames:

•	third party research and credit rating reports;

•	the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date;

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

•

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

Investments in LPs/LLCs are evaluated for impairment by comparing ProAssurance’s carrying value to net asset value (NAV) of ProAssurance’s interest in the fund as reported by the fund manager. Additionally, Management considers the performance of the fund relative to the market, the stated objectives of the fund, and cash flows expected from the fund and fund audit reports, if available.

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments are made as considered necessary. Adjustments to unrecognized tax benefits may affect income tax expense and the settlement of uncertain tax positions may require the use of cash.

Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, deferred policy acquisition costs, unrealized investment gains (losses), investment impairments and intangibles. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

Real Estate

Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate consists of properties primarily in use as corporate offices, but also includes land held for sale (carrying value at both December 31, 2011 and 2010 of $2.1 million), and, at December 31, 2010, a building held for sale (carrying value $2.1 million). Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income and real estate expenses are included in underwriting, policy acquisition and operating expenses.

Real estate accumulated depreciation is approximately $18.6 million and $17.2 million at December 31, 2011 and 2010, respectively. Real estate depreciation expense for the three years ended December 31, 2011, 2010 and 2009 is $1.7 million, $1.4 million and $1.2 million, respectively.

Intangible Assets

Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of renewal rights and agency relationships. Intangible assets with an indefinite life are not amortized and have a carrying value of $14.3 million at December 31, 2011 and 2010. Intangible assets are evaluated for impairment on an annual basis.

Accumulated amortization of intangible assets is $6.7 million and $3.4 million at December 31, 2011 and 2010, respectively. Amortization expense for intangible assets for the three years ended December 31, 2011, 2010 and 2009 is $4.7 million, $1.3 million and $0.8 million, respectively. The estimated aggregate amortization expense for intangible assets for each of the five succeeding years approximates $4.0 million for 2012, 2013 and 2014, and $3 million for 2015 and 2016.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

Goodwill

ProAssurance makes at least an annual assessment as to whether the value of its goodwill assets are impaired. Management evaluates the carrying value of goodwill annually on October 1 and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. Because ProAssurance operates in a single operating segment and all components within the segment are economically similar, ProAssurance is considered a single reporting unit for the purposes of the impairment evaluation. In assessing goodwill, Management estimates the fair value of the reporting unit on the evaluation date based on the Company’s market capitalization and an expected premium that would be paid to acquire control of the Company (a control premium) and performs a sensitivity analysis using a range of historical stock prices and control premiums. Management concluded in 2011, 2010, and 2009 that the fair value of the Company’s reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.

Treasury Stock

Treasury shares are reported at cost, and are reflected on the balance sheets as an unallocated reduction of total equity.

Share-Based Payments

ProAssurance recognizes compensation cost for share-based payments (including stock options, performance share units, restricted share units, and purchase match units) using the modified prospective method whereby the methodology for recognizing compensation expense differs depending upon the grant date of each share-based payment award. Compensation cost for awards granted after January 1, 2006 is recognized based on the grant-date fair value of the award over the relevant service period of the award; for awards that vest in increments (graded vesting), compensation cost is recognized over the relevant service period for each separately vested portion of the award. Compensation cost for awards granted prior to January 1, 2006 but not vested on January 1, 2006 is recognized over the remaining service period related to those awards, using the same calculation methodologies, including grant-date fair values, as was used to prepare pro forma disclosures prior to January 1, 2006. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as financing cash inflows.

Subsequent Events

In connection with its preparation of the Consolidated Financial Statements, ProAssurance has evaluated events that occurred subsequent to December 31, 2011, for recognition or disclosure in its financial statements and notes to the financial statements.

Accounting Changes Adopted

Presentation of Comprehensive Income

Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to the presentation of comprehensive income. The new guidance establishes two acceptable options for the presentation of comprehensive income: 1) separate consecutive statements of net income and comprehensive income or 2) a single continuous statement of comprehensive income that includes both the computation of net income and the computation of other comprehensive income. Regardless of the option chosen, total comprehensive income must be presented on the face of the financial statements. The guidance is applicable to all periods presented. ProAssurance adopted the guidance as of December 31, 2011. Adoption of this guidance had no effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

Intangibles-Goodwill and Other

Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to goodwill impairment testing. The new guidance permits the assessment of qualitative factors to determine whether events or circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test. Entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. ProAssurance adopted the guidance as of December 31, 2011. Adoption of this guidance had no effect on ProAssurance’s results of operations or financial position.

Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance related to goodwill impairment testing. The revised guidance clarifies that when evaluating goodwill associated with a reporting unit that has a zero or negative carrying value, an initial determination should be made as to whether it is more likely than not that the goodwill is impaired. When impairment is more likely than not, the goodwill is required to be tested for impairment. ProAssurance adopted the guidance on January 1, 2011. Adoption of this guidance had no effect on ProAssurance’s results of operations or financial position.

Fair Value Measurements

Effective for interim and annual reporting periods beginning after December 15, 2010, the FASB revised guidance to require additional disclosure about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. ProAssurance adopted the guidance on January 1, 2011. Adoption of this guidance had no effect on ProAssurance’s results of operations or financial position.

Accounting Changes Not Yet Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs only when associated with successful contract acquisitions. Internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance must be applied prospectively, but may be applied retrospectively for all prior periods. ProAssurance adopted the guidance prospectively on January 1, 2012. Adoption of this guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Accounting Policies (continued)

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

Disclosures About Offsetting Assets and Liabilities

Effective for fiscal years beginning on or after January 1, 2013, the FASB revised guidance related to disclosures about certain assets and liabilities in an entity’s financial statements. The guidance requires disclosures related to the net and gross positions of certain financial instruments and transactions that are either eligible for offset in accordance with existing GAAP guidance or subject to an agreement that requires such offset. The guidance must be applied retrospectively for all prior periods presented. ProAssurance plans to adopt the guidance beginning January 1, 2013. Adoption of this guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

2. Acquisitions

All entities acquired in 2010 and 2009 have been accounted for in accordance with GAAP relating to business combinations and are considered to be a part of ProAssurance’s sole reporting segment, the professional liability segment. No entities were acquired in 2011.

On November 30, 2010 ProAssurance acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS) as a means of expanding its professional liability business. Total purchase consideration transferred had a fair value of $237 million on the acquisition date and included cash of $233 million and deferred compensation commitments of $4 million. ProAssurance expensed APS transaction costs of approximately $2 million during 2010.

On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization as a means of expanding its professional liability insurance operations. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits to eligible policyholders to be redeemed over a three year period beginning in 2010. Total purchase consideration transferred had a fair value of $133.8 million on the acquisition date. ProAssurance expensed PICA transaction costs of approximately $2.5 million during 2009 and $0.7 million during 2008.

The purchase consideration for each acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. Goodwill of $37.3 million for the APS acquisition and $36.7 million for the PICA acquisition was recognized equal to the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed. During 2011 goodwill related to the purchase of APS, initially estimated to be $39.1 million, was reduced by $1.8 million related to the completion of the valuation of pre-acquisition tax liabilities.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

2. Acquisitions (continued)

The following table provides Pro Forma Consolidated Results for the years ended December 31, 2010 and 2009 as if the APS transaction had occurred on January 1, 2009 and the PICA transaction had occurred on January 1, 2008. ProAssurance Actual Consolidated Results have been adjusted to reflect the following, net of related tax effects:

•

The inclusion of APS operating results for the period preceding the APS acquisition date in 2010 and for the entire period in 2009. ProAssurance 2010 Actual Consolidated Results include APS revenues of $6.2 million and earnings of $1.0 million attributable to the period subsequent to November 30, 2010.

•

The inclusion of PICA operating results for the period preceding the PICA acquisition date in 2009. ProAssurance 2009 Actual Consolidated Results include PICA revenues of $88.2 million and earnings of $5.4 million attributable to the period subsequent to April 1, 2009.

•	The effects of APS workforce reductions as if those workforce reductions had occurred in 2009.

•	The exclusion of the direct costs of completing the APS and PICA transactions.

•

For periods subsequent to the acquisition dates, amortization of policy acquisition costs. ProAssurance Actual Consolidated Results do not include such amortization because, in accordance with GAAP, assets for deferred policy acquisition costs were not recognized as a part of the purchase price allocation of either APS or PICA.

•	For periods preceding the acquisition dates, amortization of intangible assets and debt security premiums/discounts recorded as a part of the APS and PICA purchase price allocations.

	Year Ended December 31, 2010		Year Ended December 31, 2009
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$758,670	$692,065	$781,366	$672,683
Earnings	$249,196	$231,598	$247,753	$222,026

During 2009, ProAssurance also completed acquisitions of an insurance company focused on legal professional liability coverages and a general agency. Neither acquisition was material, individually or in the aggregate. Assets acquired and liabilities assumed were recorded based on estimated fair values as of the dates of the acquisitions. The excess of the purchase price over the fair values of the identifiable net assets acquired was recognized as goodwill totaling $13.4 million for the two acquisitions, of which approximately $12.3 million is tax deductible over a fifteen year period. Consideration for these acquisitions included 100,533 ProAssurance common shares, which were reissued from treasury stock. The shares, which had a cost basis of approximately $5.0 million, were valued at $5.2 million, based on the market value of ProAssurance common shares on the date of closing.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	December 31, 2011
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$283,865	$—	$283,865
U.S. Agency obligations	—	68,104	—	68,104
State and municipal bonds	—	1,221,187	7,200	1,228,387
Corporate debt, multiple observable inputs	—	1,359,866	—	1,359,866
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	612	612
Other corporate debt, NRSRO ratings available	—	—	6,310	6,310
Other corporate debt, NRSRO ratings not available	—	—	1,160	1,160
Residential mortgage-backed securities	—	542,551	—	542,551
Commercial mortgage-backed securities	—	81,188	—	81,188
Other asset-backed securities	—	93,720	—	93,720
Equity securities, available for sale
Financial	25	—	—	25
Equity securities, trading
Financial	25,256	—	—	25,256
Energy	13,381	—	—	13,381
Consumer cyclical	8,699	—	—	8,699
Consumer non-cyclical	21,012	—	—	21,012
Technology	7,556	—	—	7,556
Industrial	9,185	—	—	9,185
Communications	6,302	—	—	6,302
Index funds	3,854	—	—	3,854
All other	7,888	—	—	7,888
Short-term investments	111,359	8,062	—	119,421
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	23,841	23,841
Other investments	—	—	15,873	15,873

Total assets	$214,517	$3,658,543	$54,996	$3,928,056

Liabilities:
2019 Note Payable	—	—	14,180	14,180
Interest rate swap agreement	—	—	4,659	4,659

Total liabilities	$—	$—	$18,839	$18,839

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Fair Value Measurement (continued)

	December 31, 2010
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$225,908	$—	$225,908
U.S. Agency obligations	—	68,878	—	68,878
State and municipal bonds	—	1,236,374	7,550	1,243,924
Corporate debt, multiple observable inputs	—	1,312,035	—	1,312,035
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	9,356	9,356
Other corporate debt, NRSRO ratings available	—	—	10,414	10,414
Other corporate debt, NRSRO ratings not available	—	—	1,459	1,459
Residential mortgage-backed securities	—	567,640	2,198	569,838
Commercial mortgage-backed securities	—	99,386	—	99,386
Other asset-backed securities	—	62,534	22	62,556
Equity securities, available for sale
Financial	392	—	—	392
Energy	257	—	—	257
Consumer cyclical	521	—	—	521
Consumer non-cyclical	656	—	—	656
Technology	768	—	—	768
Industrial	737	—	—	737
All Other	306	—	—	306
Equity securities, trading
Financial	4,317	—	—	4,317
Energy	7,149	—	—	7,149
Consumer cyclical	1,599	—	—	1,599
Consumer non-cyclical	4,534	—	—	4,534
Technology	3,400	—	—	3,400
Industrial	2,403	—	—	2,403
Communications	2,623	—	—	2,623
Index funds	3,568	—	—	3,568
All other	7,693	—	—	7,693
Short-term investments	150,344	18,094	—	168,438
Financial instruments carried at fair value, classified as a part of Investment in unconsolidated subsidiaries	–	–	25,112	25,112

Total assets	$191,267	$3,590,849	$56,111	$3,838,227

Liabilities:
2019 Note Payable	—	—	15,616	15,616
Interest rate swap agreement	—	—	3,658	3,658

Total liabilities	$—	$—	$19,274	$19,274

The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by third party, nationally recognized pricing services. These services use complex methodologies to determine values for securities and subject the values they develop to quality control reviews. The services collect and utilize multiple inputs, although not all inputs are used for every security type or given the same priority in every evaluation. Inputs used include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers. The services also consider credit ratings, where appropriate, including ratings updates and information available in appropriate market research publications. Management reviews service-provided values for reasonableness by comparing data among pricing services and to available market and trade data. Values that appear inconsistent are further reviewed for appropriateness. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and would be adjusted, if necessary. No such adjustments have been necessary in 2011 or 2010.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

Corporate debt with multiple observable inputs consists primarily of corporate bonds, but also includes a small number of bank loans. The methodology used to value Level 2 corporate bonds is the same as the methodology previously described for U.S. agency obligations. Bank loans are valued by an outside vendor based upon a widely distributed, loan-specific listing of average bid and ask prices published daily by an investment industry group. The publisher of the listing derives the averages from data received from multiple market-makers for bank loans.

Residential and commercial mortgage backed securities.  Agency pass-through securities are valued by a matrix, considering the issuer type, coupon rate and longest cash flows outstanding. The matrix is developed daily based on available market information. Agency and non-agency collateralized mortgage obligations are both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Evaluations of Alt-A and subprime mortgages include a review of collateral performance data, which is generally updated monthly.

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Fair Value Measurement (continued)

Corporate debt with limited observable inputs, exclusive of private placement senior notes, consist of corporate bonds valued internally using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At December 31, 2011, the average NRSRO rating of rated securities is BBB. Private placement senior notes are valued by an outside vendor rather than a third-party pricing service. The valuation is prepared based on a published matrix produced daily by a leading seller of secondary private placements. The matrix considers the market sector, issuer credit ratings and the remaining loan term and is developed from market data such as interest rate yield curves, credit spreads, quoted market prices for comparable securities and other applicable market data. At both December 31, 2011 and 2010 all private placement senior notes in the Level 3 category are unconditionally guaranteed by large regional banks; other corporate debt securities in the Level 3 category are not guaranteed or fully collateralized.

Other asset-backed securities are valued using multiple inputs including multiple broker dealer quotes.

Investments in unconsolidated subsidiaries and Other investments included in the Level 3 category are comprised of limited partnership (LP) and limited liability company (LLC) interests that are valued using net asset values provided by the LP/LLC, which approximates the fair value of the interest. The following table provides additional information regarding these interests:

	Fair Value		Unfunded Commitments
(In thousands)	December 31, 2011	December 31, 2010	December 31, 2011
Investment in unconsolidated subsidiaries:
LP primarily invested in long/short equities (1)	$17,123	$18,801	None
LP primarily invested in non-public equities (2)	6,718	6,311	None

	23,841	$25,112

Other investments:
LLC primarily invested in private equity and debt (3)	15,873		None

	$39,714

(1)	The LP holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the LP’s annual audit.
(2)	The LP is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. Redemptions are not allowed, except by special permission of the LP. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans 3 to 5 years.
(3)	The LLC is structured to provide income through diversified investments in private equity, including mezzanine debt, distressed debt, syndicated bank loans and other private equity-oriented investments. Income and capital are required to be distributed back to equity holders at the discretion of the fund manager over a ten year period ending July 2016. Redemptions are not permitted. The LLC has obtained approval from equity holders to convert into a publicly traded investment fund; but the conversion has not yet occurred.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Fair Value Measurement (continued)

The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting.

	December 31, 2011
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2010	$7,550	$21,229	$2,220	$25,112	$—	$56,111
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	(1,077)	—	(1,077)
Net realized investment gains (losses)	—	—	314	—	(318)	(4)
Included in other comprehensive income	—	(1,650)	(15)	—	—	(1,665)
Purchases	—	—	1,684	—	—	1,684
Sales	(350)	(8,504)	(1,921)	(194)	—	(10,969)
Transfers in	—	6,587	—	—	16,191	22,778
Transfers out	—	(9,580)	(2,282)	—	—	(11,862)

Balance December 31, 2011	$7,200	$8,082	$—	$23,841	$15,873	$54,996

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(1,077)	$(318)	$(1,395)

	December 31, 2010
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2009	$9,495	$24,335	$940	$48,502	$10,932	$94,204
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	4,650	—	4,650
Net realized investment gains (losses)	—	59	—	—	(10,698)	(10,639)
Included in other comprehensive income	147	(314)	60	—	11,953	11,846
Purchases	—	6,027	2,196	5,000	731	13,954
Sales	(2,092)	(5,200)	(980)	(33,040)	(1,242)	(42,554)
Transfers in	—	1,925	1,004	—	—	2,929
Transfers out	—	(5,603)	(1,000)	—	(11,676)	(18,279)

Balance December 31, 2010	$7,550	$21,229	$2,220	$25,112	$—	$56,111

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$4,650	$(10,698)	$(6,048)

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Fair Value Measurement (continued)

Transfers

There were no transfers between the Level 1 and Level 2 categories during 2011 or 2010.

Transfers shown in the preceding Level 3 Tables are as of the end of period and were to or from Level 2, unless otherwise noted.

Transfers summarized in the Level 3 Tables include:

•

During 2011, an interest in an LLC (classified as a part of Other Investments) began to be valued at fair value each period. The interest is accounted for using the cost method, but due to the recognition of OTTIs, is carried at fair value, $15.9 million at December 31, 2011. The fund is expected to convert to a public fund in the near term. After conversion, the investment is expected to be classified as an available-for-sale security, valued at fair value. The fair value of ProAssurance’s interest is considered to be in the Level 3 category because the fair value was based on the NAV of the LLC, as provided by fund management.

•

During 2010, asset-backed securities valued at $1 million that were previously held in a private investment fund became directly held and were reclassified from Other Investments to Asset-backed Securities.

•

During 2010, beneficially owned asset-backed securities held in a private investment fund (classified as a part of Other Investments) having a fair value of $10.7 million were transferred from Level 3 to Level 2 because the fund manager provided additional information regarding the valuation methodologies followed. Previously, the investments were 100% categorized as Level 3 because valuations were determined by the fund manager using various methodologies, not all of which were based on multiple observable inputs.

•

All remaining transfers relate to securities held for which there is little market activity for identical or nearly identical securities in a given period. Such securities are valued using multiple observable inputs when those inputs are available; otherwise the securities are valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Fair Value Measurement (continued)

	December 31, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total
Balance December 31, 2010	$15,616	$3,658	$19,274
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	(1,112)	1,001	(111)
Settlements	(324)	—	(324)

Balance December 31, 2011	$14,180	$4,659	$18,839

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(1,112)	$1,001	$(111)

	December 31, 2010
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total
Balance December 31, 2009	$14,740	$2,937	$17,677
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	1,181	721	1,902
Settlements	(305)	—	(305)

Balance December 31, 2010	$15,616	$3,658	$19,274

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$1,181	$721	$1,902

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

3. Fair Value Measurement (continued)

Financial Instruments Not Measured At Fair Value

Financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	December 31, 2011		December 31, 2010
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other investments	$22,351	$28,226	$38,078	$44,387
Investment in unconsolidated subsidiaries	87,483	96,443	63,642	66,862
BOLI	52,651	52,651	50,484	50,484
Other assets	9,636	9,636	7,743	7,743
Financial liabilities:
Trust Preferred Securities	$22,992	$22,992	$22,992	$22,992
Surplus Notes due May 2034	12,000	12,000	12,000	12,000
Note Payable due February 2012	515	519	496	521
Other liabilities	15,076	14,946	22,367	21,837

Other Investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in Federal Home Loan Bank (FHLB) common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests is based on NAVs provided by the LP/LLC managers. The estimated fair value of the FHLB common stock is based on the amount ProAssurance would receive if its membership were canceled, as the membership cannot be sold. The fair value of the annuity is the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.

Investment in Unconsolidated Subsidiaries consists primarily of investments in tax credit partnerships, and a non-controlling interest in a limited liability company. Fair values of investments in tax credit partnerships are based on the present value of the cash flows expected to be generated by the partnerships discounted at rates for investments with similar risk structures and repayment periods. As of December 31, 2011 the fair value of the LLC interest is estimated as the amount ProAssurance would receive upon liquidation of the LLC. At December 31, 2010 the estimated fair value of the LLC interest is the amount of ProAssurance’s initial capital contribution to the LLC, which represented an arm’s length transaction between market participants.

The fair value of the BOLI is the cash surrender value associated with the policies on the valuation date.

Other Assets and Other Liabilities primarily consist of related investment assets and liabilities associated with funded deferred compensation agreements. Other Liabilities also includes certain contractual liabilities assumed as a part of a business combination. Fair values of the funded deferred compensation assets/liabilities are based on the net asset value of the underlying securities. The fair values of the business combination liabilities are based on the present value of the expected cash flows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

4. Investments

The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$267,120	$16,748	$(3)	$283,865
U.S. Agency obligations	62,520	5,584	—	68,104
State and municipal bonds	1,145,025	83,568	(206)	1,228,387
Corporate debt	1,307,504	68,105	(7,661)	1,367,948
Residential mortgage-backed securities	514,412	30,270	(2,131)*	542,551
Commercial mortgage-backed securities	76,366	4,881	(59)	81,188
Other asset-backed securities	92,773	978	(31)	93,720

	3,465,720	210,134	(10,091)	3,665,763
Equity securities	6	19	—	25

	$3,465,726	$210,153	$(10,091)	$3,665,788

	December 31, 2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$219,631	$7,519	$(1,242)	$225,908
U.S. Agency obligations	64,804	4,113	(39)	68,878
State and municipal bonds	1,204,327	44,047	(4,450)	1,243,924
Corporate debt	1,287,842	52,757	(7,335)	1,333,264
Residential mortgage-backed securities	549,543	25,409	(5,114)*	569,838
Commercial mortgage-backed securities	95,758	3,663	(35)	99,386
Other asset-backed securities	61,314	1,373	(131)	62,556

	3,483,219	138,881	(18,346)	3,603,754
Equity securities	2,438	1,212	(13)	3,637

	$3,485,657	$140,093	$(18,359)	$3,607,391

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $3.3 million at December 31, 2011 and $4.1 million at December 31, 2010.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

4. Investments (continued)

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$267,120	$30,259	$167,927	$81,685	$3,994	$283,865
U.S. Agency obligations	62,520	5,784	37,512	24,534	274	68,104
State and municipal bonds	1,145,025	33,544	353,351	570,810	270,682	1,228,387
Corporate debt	1,307,504	127,575	688,610	527,656	24,107	1,367,948
Residential mortgage-backed securities	514,412					542,551
Commercial mortgage-backed securities	76,366					81,188
Other asset-backed securities	92,773					93,720

	$3,465,720					$3,665,763

Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeds 10% of shareholders’ equity at December 31, 2011.

At December 31, 2011, ProAssurance has available-for-sale securities with a fair value of $25.4 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $29.2 million that are pledged as collateral security for the 2019 Note Payable (see Note 10).

Business Owned Life Insurance (BOLI)

ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $35 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.

Other Investments

ProAssurance has Other Investments comprised of the following:

(In millions)	December 31, 2011	December 31, 2010
Investments in LPs/LLCs, at cost; estimated fair value of $37.9 and $37.5, respectively	$32.1	$31.2
FHLB capital stock, at cost	4.4	5.2
Other, principally an annuity, at amortized cost	1.7	1.7

	$38.2	$38.1

FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

4. Investments (continued)

Unconsolidated Subsidiaries

ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value		Unfunded Commitments December 31, 2011	Percentage Ownership December 31, 2011
(In millions)	December 31, 2011	December 31, 2010
Investment LPs/LLCs:
Tax Credit Partnerships	$86.8	$60.3	$49.3	<20%
Long/Short Equity Fund	17.1	18.8	—	<20%
Non-public Equity Fund	6.7	6.3	—	<20%
Business LLC	0.7	3.4	—	See below

	$111.3	$88.8	$49.3

Investments in Tax Credit Partnerships are comprised of multiple separate LP/LLC interests designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects.

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

Investments Held in a Loss Position

The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2011 and 2010, including the length of time the investment has been held in a continuous unrealized loss position.

	December 31, 2011
	Total		Less than 12 months		More than 12 months
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$8,379	$(3)	$8,379	$(3)	$—	$—
State and municipal bonds	9,743	(206)	7,143	(10)	2,600	(196)
Corporate debt	205,605	(7,661)	194,057	(6,691)	11,548	(970)
Residential mortgage-backed securities	49,525	(2,131)	38,146	(488)	11,379	(1,643)
Commercial mortgage-backed securities	4,086	(59)	3,143	(2)	943	(57)
Other asset-backed securities	19,031	(31)	19,031	(31)	—	—

	$296,369	$(10,091)	$269,899	$(7,225)	$26,470	$(2,866)

Other investments
Investments in LPs/LLCs carried at cost of $5.2 million	$4,198	$(984)	$3,815	$(856)	$383	$(128)

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

4. Investments (continued)

	December 31, 2010
	Total		Less than 12 months		More than 12 months
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$61,127	$(1,242)	$61,127	$(1,242)	$—	$—
U.S. Agency obligations	6,340	(39)	6,340	(39)	—	—
State and municipal bonds	199,079	(4,450)	191,157	(3,893)	7,922	(557)
Corporate debt	287,418	(7,335)	275,808	(5,695)	11,610	(1,640)
Residential mortgage-backed securities	121,956	(5,114)	105,193	(1,927)	16,763	(3,187)
Commercial mortgage-backed securities	7,507	(35)	6,537	(5)	970	(30)
Other asset-backed securities	11,692	(131)	11,246	(103)	446	(28)

	$695,119	$(18,346)	$657,408	$(12,904)	$37,711	$(5,442)

Equity securities, available for sale	$499	$(13)	$335	$(3)	$164	$(10)

Other investments
Investments in LPs/LLCs carried at cost of $19.7 million	$19,298	$(401)	$—	$—	$19,298	$(401)

As of December 31, 2011, there are 251 debt securities (9.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 224 issuers. The single greatest unrealized loss position is approximately $1.2 million; the second greatest unrealized loss position is approximately $1.0 million. The securities were evaluated for impairment as of December 31, 2011.

As of December 31, 2010, there were 510 debt securities (19% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 309 issuers. The single greatest unrealized loss position approximated $0.8 million; the second greatest unrealized loss position approximated $0.6 million. The securities were evaluated for impairment as of December 31, 2010.

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1.

At December 31, 2011, fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position equaled or exceeded the current amortized cost basis of the security; such future cash flows were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions.

Net Investment Income

Net investment income by investment category is as follows:

(In thousands)	2011	2010	2009
Fixed maturities	$140,897	$146,036	$150,122
Equities	1,808	797	1,036
Short-term investments	100	417	1,209
Other invested assets	2,712	3,145	2,802
Business owned life insurance	2,017	1,617	1,563

	147,534	152,012	156,732
Investment expenses	(6,578)	(5,632)	(5,787)

Net investment income	$140,956	$146,380	$150,945

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

4. Investments (continued)

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are comprised of the following:

(In thousands)	2011	2010	2009
Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(782)	$(1,487)	$(3,393)
Corporate debt	(505)	—	(3,749)
Equities	—	—	(494)
Other investments	(3,827)	(3,373)	—
High yield asset-backed securities	(75)	(9,515)	(536)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(823)	(1,474)	199

Net impairment losses recognized in earnings	(6,012)	(15,849)	(7,973)
Gross realized gains, available-for-sale securities	14,625	30,433	17,217
Gross realized (losses), available-for-sale securities	(1,754)	(628)	(5,151)
Net realized gains (losses), short-term	—	200	—
Net realized gains (losses), trading securities	2,212	6,630	(956)
Change in unrealized holding gains (losses), trading securities	(3,188)	(1,542)	10,291
Decrease (increase) in the fair value of liabilities carried at fair value	111	(1,902)	(636)

Net realized investment gains (losses)	$5,994	$17,342	$12,792

ProAssurance recognized impairments of $3.8 million in 2011 related to an interest in an LLC, accounted for on a cost basis. The LLC has notified ProAssurance of its intention to convert to a public fund in the near term, and the Company has reduced the carrying value of its interest in the LLC to reflect the expected market value of the assets.

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

(In thousands)	2011	2010	2009
Balance January 1	$4,446	$2,068	$1,329
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	69	610
OTTI has been previously recognized	1,424	5,720	129
Reductions due to:
Securities sold during the period (realized)	—	—	—
Securities which will be sold in coming periods	—	(3,411)	—
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—	—	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—	—

Balance December 31	$5,870	$4,446	$2,068

Other information regarding sales and purchases of available-for-sale securities are as follows:

(In millions)	2011	2010	2009
Proceeds from sales (exclusive of maturities and paydowns)	$449.6	$718.3	$492.6
Purchases of other available-for-sale securities	$782.6	$850.0	$930.9

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

The effect of reinsurance on premiums written and earned is as follows (in thousands):

	2011 Premiums		2010 Premiums		2009 Premiums
	Written	Earned	Written	Earned	Written	Earned
Direct	$565,746	$570,891	$533,112	$548,897	$553,777	$539,922
Assumed	149	154	93	58	145	90
Ceded	(7,388)	(5,630)	(27,798)	(29,848)	(39,879)	(42,469)

Net premiums	$558,507	$565,415	$505,407	$519,107	$514,043	$497,543

The receivable from reinsurers on unpaid losses and loss adjustment expenses represents Management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. These estimates are based upon Management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements. Given the uncertainty of the ultimate amounts of losses, Management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement, and will thus vary when loss estimates are revised. During the years ended December 31, 2011 and 2010 ProAssurance reduced premiums ceded by $30.6 million and $13.4 million, respectively, due to changes in Management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries.

Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

At December 31, 2011, $97.3 million of the total amounts due from reinsurers of $182.4 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums) is due from four reinsurers which have an individual balance which exceeds $10 million. Each of these reinsurers has an A.M. Best credit rating of A or above.

At December 31, 2011 and 2010 ProAssurance has no allowance for credit losses related to its reinsurance receivables. During the years ended December 31, 2011 and 2010 no reinsurance balances were written off for credit reasons.

At December 31, 2011, all reinsurance recoverables are considered collectible. Reinsurance recoverables totaling approximately $14.4 million are collateralized by letters of credit or funds withheld. At December 31, 2011 no amounts due from individual reinsurers exceed 5% of shareholders’ equity.

During 2011, ProAssurance commuted (terminated) various outstanding reinsurance arrangements for approximately $4.3 million in cash. The commutations reduced Receivable from Reinsurers on Paid Losses and Receivable from Reinsurers on Unpaid Losses, combined, by approximately $4.0 million (net of cash received) and reduced Reinsurance Premiums Payable by approximately $5.6 million.

There were no significant reinsurance commutations in 2010 or 2009.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities are as follows:

(In thousands)	2011	2010
Deferred tax assets
Unpaid loss discount	$81,673	$66,485
Unearned premium adjustment	21,368	21,363
Loss and credit carryovers	—	479
Compensation related	14,770	17,757
Basis differences–investments	10,681	19,072
Intangibles	2,606	3,348

Total deferred tax assets	131,098	128,504

Deferred tax liabilities
Deferred acquisition costs	9,319	9,548
Unrealized gains on investments, net	70,022	44,533
Fixed assets	5,439	3,128
Intangibles	13,048	13,899
Other	2,281	534

Total deferred tax liabilities	100,109	71,642

Net deferred tax assets	$30,989	$56,862

In evaluating the need for a valuation allowance on deferred tax assets, management determined that assets related to capital losses on investments would be realized through a tax planning strategy of selling investments with built in gains.

A valuation allowance of $0.9 million that was established in 2009 related to deferred tax assets acquired in the PICA acquisition was released in 2010. ProAssurance has begun realizing the benefit of these deferred tax assets, and Management believes that sufficient sources of taxable income will be available in the future to allow realization of the currently remaining deferred tax assets.

At December 31, 2011 ProAssurance has no available net operating loss (NOL) carryforwards, capital loss carryforwards, or Alternative Minimum Tax (AMT) credit carryforwards. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states.

The Internal Revenue Service has completed an examination of the Company’s 2005 through 2008 returns (the 2005-2008 exam) and has begun an examination of the 2009 and 2010 returns. The 2005-2008 exam resulted in delaying the deductibility of certain bonus compensation which increased taxes due for the 2007 and 2008 tax years but decreased taxes due for the 2009 tax year by an offsetting amount, the effect of which had previously been recorded as an uncertain tax position. The 2005-2008 exam resulted in no adjustment to tax expense (exclusive of interest accruals) and no penalties or fines. Upon finalization of the 2005-2008 exam, uncertain tax positions totaling $8.3 million were deemed effectively settled and were reversed (along with approximately $0.3 million of related accrued interest) in the first quarter of 2011. Except for the 2006 tax year, the statutes of limitation are closed for all years prior to 2008. The statute for the 2006 tax year was extended until May 31, 2012.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2011 is, as follows:

(In thousands)	2011	2010
Balance at January 1	$8,344	$6,811
Increases/(decreases) for tax positions taken during the current year	—	—
Increases/(decreases) for tax positions taken during the prior years	18,585	1,533
(Decreases) relating to settlements with taxing authorities	(8,344)	—

Balance at December 31	$18,585	$8,344

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

6. Income Taxes (continued)

ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. Interest recognized in the income statement approximated $0.8 million and $0.4 million during the years ended December 31, 2011 and 2010, respectively. The accrued liability for interest approximated $0.9 million and $0.7 million at December 31, 2011 and 2010, respectively.

In 2011 ProAssurance established a provision for uncertain tax positions related to the timing of deductions. The recognition of this provision in current taxes was offset by a similar benefit recognized in deferred taxes. Unrecognized tax benefits at December 31, 2011, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. As with any uncertain tax position, there is a possibility that the ultimate deduction recognized by the Company could be different than the provision the Company has established. Management does not expect any material changes to the Company’s liability (other than interest accruals) during the next twelve months.

A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

(In thousands)	2011	2010	2009
Computed “expected” tax expense	$145,109	$116,437	$111,567
Tax-exempt income	(13,793)	(15,048)	(16,548)
Tax credits	(5,654)	(1,000)	—
Other	1,840	690	1,717

Total	$127,502	$101,079	$96,736

7. Deferred Policy Acquisition Costs

Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the production of new and renewal premiums are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.

Amortization of deferred policy acquisition costs is $59.6 million, $58.9 million, and $49.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an external actuary’s certification as to their respective reserves in accordance with the requirements of the NAIC.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

8. Reserve for Losses and Loss Adjustment Expenses (continued)

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2011	2010	2009
Balance, beginning of year	$2,414,100	$2,422,230	$2,379,468
Less reinsurance recoverables	277,436	262,659	268,356

Net balance, beginning of year	2,136,664	2,159,571	2,111,112
Net reserves acquired from acquisitions	—	82,225	163,946
Net losses:
Current year	488,152	455,105	438,368
Favorable development of reserves established in prior years, net	(325,865)	(233,990)	(207,300)

Total	162,287	221,115	231,068
Paid related to:
Current year	(34,240)	(34,593)	(67,900)
Prior years	(264,597)	(291,654)	(278,655)

Total paid	(298,837)	(326,247)	(346,555)

Net balance, end of year	2,000,114	2,136,664	2,159,571
Plus reinsurance recoverables	247,658	277,436	262,659

Balance, end of year	$2,247,772	$2,414,100	$2,422,230

As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2011 primarily reflects a lower than anticipated claims severity trend for accident years 2004 through 2008. The favorable development recognized in 2010 and 2009 was primarily due to a lower than anticipated claims severity trend for accident years 2003 through 2007. Actuarial evaluations of both internal and industry actual claims data in 2011, 2010 and 2009 all indicated that claims severity (i.e., the average size of a claim) is increasing more slowly than was anticipated when the reserves for 2003 through 2008 were initially established.

9. Commitments and Contingencies

ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company’s ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company’s loss reserving process, which is described in detail under “Accounting Policies – Losses and Loss Adjustment Expenses” in Note 1.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

9. Commitments and Contingencies (continued)

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

ProAssurance has commitments to fund approximately $49 million in capital contributions to tax credit partnerships as of December 31, 2011. Funding of the commitments is primarily expected to occur in 2012; additional information regarding tax credit partnership investments is provided in Note 4. ProAssurance has also entered into agreements with several LPs/LLCs, totaling approximately $48 million at December 31, 2011, to be funded within the next five years as requested by the partnership.

ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011.

Operating Leases
(In thousands)
2012	$2,349
2013	2,431
2014	2,194
2015	1,869
Thereafter	8,644

Total minimum lease payments	$17,487

ProAssurance incurred rent expense of $3.4 million, $3.3 million and $3.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.

10. Long-term Debt

ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	2011	2010
Trust Preferred Securities due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set at 4.3% at December 31, 2011.	$22,992	$22,992
Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set at 4.4% at December 31, 2011.	12,000	12,000
Note Payable due February 2019, carried at fair value, principal of $17.1 million at December 31, 2011 and $17.4 million at December 31, 2010. Secured by available-for-sale securities having a fair value at December 31, 2011 of approximately $29.2 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	14,180	15,616
Note Payable due February 2012, unsecured, principal of $517,000 at December 31, 2011 and 2010. Bears interest at the U.S. prime rate, paid and adjusted quarterly, set at 3.3% at December 31, 2011.	515	496

	$49,687	$51,104

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

10. Long-term Debt (continued)

Trust Preferred Securities due 2034 (TPS)

The TPS are uncollateralized and do not require maintenance of minimum financial covenants. The TPS mature in 2034, but have been redeemable with notice since May 2009. Payment of interest may be deferred for up to 20 consecutive quarters, although no deferrals have occurred and are not planned. Shareholder dividends are not permitted to be paid during any extended interest payment period or at any time the debentures are in default.

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

ProAssurance has guaranteed that amounts paid to the Trust pursuant to its TPS Debentures will be remitted to the holders of the TPS. These guarantees, when taken together with the obligations of ProAssurance under the TPS Debentures (including obligations to pay related trust costs, fees, expenses, debt and obligations of the Trust other than with respect to the TPS), the Indentures pursuant to which the TPS debentures were issued, and the related trust agreement provide a full and unconditional guarantee of amounts due on the TPS.

Surplus Notes Due 2034 (the Surplus Notes)

The Surplus Notes are the unsecured obligations of ProAssurance Casualty Company (PRA Casualty), a ProAssurance subsidiary, and are subordinated and junior in the right of payment to all senior claims and senior indebtedness of PRA Casualty. The Surplus Notes, with proper notice, may be fully or partially redeemed prior to maturity.

Each payment of interest and principal, including redemption, may be made only with the prior approval of the Office of Financial and Insurance Regulation of the State of Michigan and only to the extent PRA Casualty has sufficient surplus to make such payment.

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

Future maturities of the 2019 Note Payable as of December 31, 2011 are as follows:

2012	2013	2014	2015	2016	Thereafter
$344,000	$370,900	$397,400	$424,900	$451,400	$15,123,000

The terms of the 2019 Note Payable specify covenants that must be met by PICA. The covenants are of the nature routinely associated with loans of this type and include:

•

a requirement that PICA maintain a minimum debt service coverage ratio of 1:1, measured annually. The ratio is computed as net income (as defined by GAAP) plus depreciation, interest, amortization and income taxes divided by aggregate principal and interest payments on all of PICA’s debt.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

10. Long-term Debt (continued)

•	a requirement that PICA maintain an A.M. Best insurance rating of B++ “Good” or better.

•	a restriction on the sale, lease or transfer of a substantial, material portion of PICA’s assets without the approval of the bank

PICA is party to an interest rate swap agreement (the Swap) with the 2019 Note Payable issuing bank, the purpose of which is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The Swap, which terminates February 1, 2019, effectively fixes the interest rate related to the Note Payable at 6.6% until February 1, 2019. The notional amount of the Swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the Swap agreement, PICA agrees to exchange, at monthly intervals, the difference between the fixed-rate and the LIBOR variable rate by reference to the notional principal amount. The liability associated with the Swap is measured at fair value on a recurring basis which approximates $4.7 million at December 31, 2011 and $3.7 million at December 31, 2010. The Swap liability is classified as a part of other liabilities.

Note Payable due February 2012 (the 2012 Note)

The 2012 Note was issued by ProAssurance Casualty Company, a subsidiary of ProAssurance, in connection with the acquisition of Georgia Lawyers. The 2012 Note was repaid in February 2012, plus interest, before maturity without penalty or fee.

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

Revolving Credit Agreement

On April 15, 2011 ProAssurance entered into a revolving credit agreement (the “Agreement”) with five participating lenders. The Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Agreement; aggregate outstanding borrowings are not permitted to exceed $150 million at any time. All borrowings are required to be repaid prior to the expiration date of the Agreement (April 15, 2014). ProAssurance is required to pay a commitment fee on the average unused portion of the credit line during the term of the Agreement. The commitment fee can range from 20 to 40 basis points based on ProAssurance’s credit ratings and is set at 25 basis points at December 31, 2011. The interest rate applicable to borrowings under the Agreement is selected by ProAssurance at the time funds are borrowed. ProAssurance can select either an adjusted Eurocurrency rate or a base rate. The amount of the rate adjustment can vary from 0 to 225 basis points, depending upon ProAssurance’s credit ratings at the time funds are borrowed, and on whether the borrowing is secured or unsecured. The base rate is calculated daily as the higher of the Prime rate, the Eurocurrency rate plus 100 basis points, or the Federal Funds rate plus 50 basis points. The Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the Agreement carries the following financial covenants:

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

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

10. Long-term Debt (continued)

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

Debt Extinguished

As a part of the PICA acquisition, ProAssurance assumed liability for PICA’s Surplus Notes due May 2033 (the 2033 Surplus Notes) which had an outstanding principal balance of $7.0 million. ProAssurance redeemed the 2033 Surplus Notes at par, for cash, in August 2009. Because the 2033 Surplus Notes were valued at fair value on the date of acquisition but were redeemed at par, ProAssurance incurred a pre-tax loss of approximately $2.8 million ($1.8 million, net of tax) related to the redemption in 2009.

Covenant Compliance

ProAssurance is currently in compliance with all covenants.

11. Shareholders’ Equity

At December 31, 2011 and 2010, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.

During 2011 the Board initiated a cash dividend policy under which ProAssurance anticipates a total annual dividend of $1.00 per common share to be paid in equal quarterly installments. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. ProAssurance declared dividends of $0.50 per common share during 2011, totaling $15.3 million, of which $0.25 per share, or approximately $7.6 million in total, was paid in January 2012. The liability for unpaid dividends is included in Other Liabilities.

At December 31, 2011 approximately 1.5 million of ProAssurance’s authorized common shares are reserved by the Board for award or issuance under incentive compensation plans as described in Note 12. Additionally, at December 31, 2011 approximately 0.9 million of ProAssurance’s authorized common shares are reserved by the Board for the issuance of outstanding restricted share and performance share units and for the exercise of outstanding stock options.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

11. Shareholders’ Equity (continued)

In November 2010, the Board increased its prior authorizations for the repurchase of common shares or the retirement of outstanding debt by $200 million. As of December 31, 2011, authorizations totaling $188.4 million remain available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.

ProAssurance used approximately $7.0 million of the authorization to redeem debt during the year ended December 31, 2009 (see Note 10).

ProAssurance reacquired approximately 341,000 common shares, having a total cost of $21.0 million, during the year ended December 31, 2011, including approximately 6,900 forfeited employer match shares (cost basis of $0.4 million) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan. Approximately 9,000 treasury shares, having a fair value of approximately $0.7 million, were reissued to the ProAssurance Corporation 2011 Stock Ownership Plan participant accounts in 2011. ProAssurance reacquired approximately 1.9 million and 1.1 million common shares, having a total cost of $106.3 million and $52.0 million during the years ended December 31, 2010 and 2009, respectively.

ProAssurance, with the approval of the Compensation Committee of the Board, issued common shares to employees as bonus compensation as follows: 2011 – 20,000; 2010 – 40,000; 2009 – 37,000. The shares issued were valued at fair value on the award date, which is considered to be the market price of a ProAssurance common share.

Other Comprehensive Income

For all periods presented, other comprehensive income is comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities recognized in current period income (net of tax). Accumulated other comprehensive income is comprised entirely of unrealized gains and losses from available for sale securities, net of tax.

Reclassification adjustments related to available-for-sale securities for the years ended December 31, 2011, 2010 and 2009 are as follows:

(In thousands)	2011	2010	2009
Net realized investment gains (losses) included in the calculation of net income	$6,969	$11,815	$3,704
Tax effect (at 35%)	(2,439)	(4,135)	(1,296)

Net realized investment gains (losses) reclassified from other comprehensive income	$4,530	$7,680	$2,408

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

Since the beginning of 2009, ProAssurance has provided share-based compensation to employees under the ProAssurance Corporation 2008 Equity Incentive Plan. Previously, compensation was provided under the ProAssurance Corporation 2004 Equity Incentive Plan (2005 to 2008) and the ProAssurance Corporation Incentive Compensation Stock Plan (prior to 2005). The Compensation Committee of the Board is responsible for the administration of all three plans.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

12. Stock Options and Share-Based Payments (continued)

ProAssurance has provided share-based compensation to employees utilizing four types of awards: stock options, restricted share units, performance share units and purchase match units. The following table provides a summary of compensation expense and compensation cost that will be charged to expense in future periods, by award type, and the total related tax benefit recognized during each period.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2011
	2011	2010	2009	Amount	Remaining Recognition Period
	(in millions)			(in millions)	(weighted average years)
Stock Options	$0.1	$0.4	$1.2	$—	—
Restricted Share Units	1.3	0.7	0.6	1.6	1.6
Performance Share Units	5.6	5.0	4.4	6.2	1.7
Purchase Match Units	0.1	—	—	0.6	2.8

Total share-based compensation expense	$7.1	$6.1	$6.2	$8.4

Tax benefit recognized	$2.5	$2.1	$2.2

All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Except for stock options, which are separately described below, awards vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash.

Stock Options

ProAssurance’s stock options generally vest in five equal installments, the first installment occurring six months after the grant date and the other installments occurring annually thereafter. All options are granted with an exercise price equal to the market price of a ProAssurance common share on the date of grant, and an original term of ten years. ProAssurance option agreements permit cashless exercise whereby the exercise price and any required tax withholdings are allowed to be satisfied by the retention of shares that would otherwise be deliverable to the option holder. ProAssurance issues new shares for options exercised.

Activity for stock options during 2011, 2010 and 2009 is summarized below.

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	676,250	$46.21	960,750	$42.66	1,013,658	$42.49
Granted	—	—	—	—	—	—
Exercised	(195,150)	41.46	(284,500)	34.21	(34,131)	32.23
Forfeited or expired	(1,300)	53.63	—	—	(18,777)	53.48

Outstanding at end of year	479,800	48.13	676,250	46.21	960,750	42.66

Exercisable at end of year	453,900	47.77	595,100	45.25	803,750	40.66

Outstanding at end of year, vested or expected to vest	479,518	48.12	674,924	46.20	957,060	42.62

The aggregate grant date fair value of options vested during the years ended December 31, 2011, 2010 and 2009 is $0.9 million, $1.3 million and $2.2 million, respectively. The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 is $5.8 million, $7.7 million and $0.7 million, respectively.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

12. Stock Options and Share-Based Payments (continued)

Additional information regarding ProAssurance options as of December 31, 2011 is as follows:

	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
	(In millions)	(In years)
Options outstanding	$15.2	4.5
Options outstanding, vested or expected to vest	15.2	4.5
Options exercisable	14.5	4.4

There were no cash proceeds from options exercised during the years ended December 31, 2011, 2010 or 2009.

Restricted Share Units

Activity for restricted share units during 2011, 2010 and 2009 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2011		2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	56,970	$50.50	28,815	$47.70	—	$—
Granted	24,710	61.90	28,355	53.32	28,815	47.70
Forfeited	(2,400)	53.67	(200)	47.70	—	—
Vested and released	(200)	47.70	—	—	—	—

Ending non-vested balance	79,080	53.96	56,970	50.50	28,815	47.70

The aggregate grant date fair value of restricted share units totaled $1.5 million, $1.5 million and $1.4 million in 2011, 2010 and 2009, respectively.

Performance Share Units

Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 75% to 125% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2011, 2010 and 2009 is summarized below. The table reflects the base award units and does not include potential increases or decreases that may ultimately be paid based on the actual achievement of performance objectives. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

12. Stock Options and Share-Based Payments (continued)

	2011		2010		2009
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	233,436	$51.94	212,291	$51.17	201,950	$52.46
Granted	92,770	64.08	95,415	53.32	71,135	47.70
Forfeited	(7,473)	55.58	(2,600)	53.76	(1,600)	52.88
Vested	(71,613)	54.16	(71,670)	51.41	(59,194)	51.37

Ending non-vested balance	247,120	55.74	233,436	51.94	212,291	51.17

Common shares issued due to vesting of awards	53,350		54,441		44,448

The aggregate grant date fair value of performance share units (base level) granted in 2011, 2010 and 2009 totaled $5.9 million, $5.1 million and $3.4 million, respectively. The aggregate intrinsic value of vested performance share units paid to employees in 2011, 2010 and 2009 (including cash tax withholdings) totaled $5.3 million, $4.9 million and $3.5 million, respectively. The vested units were issued at the maximum level (125%) based on performance levels achieved.

Purchase Match Units

On December 1, 2010, the Board, on the recommendation of the Compensation Committee, terminated the Amended and Restated ProAssurance Corporation Stock Ownership Plan and adopted the ProAssurance Corporation 2011 Stock Ownership Plan (the 2011 Plan). The 2011 Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, limited to $5,000 annually per participant.

Purchase match unit activity during 2011 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2011
	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	—	$—
Granted	8,992	76.56
Forfeited	(55)	76.56
Vested and released	—	—

Ending non-vested balance	8,937	76.56

The aggregate grant date fair value of purchase match units totaled $0.7 million in 2011.

13. Variable Interest Entities

ProAssurance holds passive interests in a number of LPs/LLCs that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance has not consolidated these entities because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is thus not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At December 31, 2011 ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

13. Variable Interest Entities (continued)

The entities consist of 1) investments in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns, and 2) a limited liability interest in a development stage business operation. In those instances where ProAssurance holds a minor interest in the entity, ProAssurance accounts for its interest on a cost basis. Cost method investments are included in Other Investments and have a carrying value of $32.1 million and $31.2 million at December 31, 2011 and 2010, respectively. In those instances where ProAssurance holds a greater than minor interest, ProAssurance accounts for its interest using the equity method. Equity method investments are included in Investment in Unconsolidated Subsidiaries and have a carrying value of $24.5 million at December 31, 2011 and $28.5 million at December 31, 2010.

14. Earnings Per Share

Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance share awards and restricted stock units have vested.

Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, the average number of options not considered to be dilutive approximated 58,000 and 423,000, respectively.

15. Benefit Plans

ProAssurance currently maintains a defined contribution savings and retirement plan that is intended to provide retirement income to eligible employees. The plan provides for employer contributions to the plan of between 5% and 10% of salary for qualified employees. APS and PICA maintained similar plans which were assumed by ProAssurance as a part of the acquisitions of APS and PICA. The PICA plan was merged into the ProAssurance plan in 2010 and the APS plan was merged into the ProAssurance plan on January 1, 2012. ProAssurance incurred expense related to the savings and retirement plans of $4.3 million, $4.4 million and $4.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

ProAssurance also maintains a non-qualified deferred compensation plan (the ProAssurance Plan) that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

ProAssurance has deferred compensation liabilities totaling $11.5 million at December 31, 2011 and $13.5 million at December 31, 2010. The liabilities include amounts due under the ProAssurance Plan, amounts due under individual agreements with current employees or former employees of acquired entities, and amounts due under a currently inactive non-qualified plan.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2011 statutory capital for each of ProAssurance’s insurance subsidiaries was sufficient to satisfy regulatory requirements. Net earnings and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table. The table below includes the statutory earnings of APS and PICA for the statutory annual period of the year of acquisition and thereafter (see Note 2). Consolidated net income, on a GAAP basis, includes the earnings of APS and PICA only for the periods following acquisition (November 2010 and April 2009, respectively).

(In millions)
Statutory Net Earnings			Statutory Surplus
2011	2010	2009	2011	2010
$291	$261	$239	$1,453	$1,392

ProAssurance’s insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $275 million during 2012 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

17. Quarterly Results of Operations (unaudited)

The following is a summary of unaudited quarterly results of operations for 2011 and 2010:

	2011
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$132,077	$137,063	$134,627	$161,649
Net losses and loss adjustment expenses:
Current year	110,407	114,519	115,276	147,950
Prior year	(39,984)	(50,166)	(52,100)	(183,614)
Net income	47,693	55,096	43,705	140,602
Basic earnings per share	1.56	1.80	1.43	4.60
Diluted earnings per share	1.55	1.79	1.42	4.56

	2010
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$123,427	$125,398	$130,300	$139,982
Net losses and loss adjustment expenses:
Current year	103,701	106,024	113,220	132,160
Prior year	(25,000)	(37,500)	(33,409)	(138,081)
Net income	38,112	40,381	51,052	102,053
Basic earnings per share	1.17	1.25	1.61	3.32
Diluted earnings per share	1.16	1.23	1.59	3.28

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the respective year-to-date periods.

ProAssurance Corporation and Subsidiaries

Schedule I – Summary of Investments – Other than Investments in Related Parties

December 31, 2011

Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
(In thousands)
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$329,640	$351,969	$351,969
States, municipalities and political subdivisions	948,930	1,018,726	1,018,726
Foreign Governments	4,574	4,730	4,730
Public utilities	279,726	298,746	298,746
All other corporate bonds	1,311,772	1,367,553	1,367,553
Certificates of deposit	300	300	300
Mortgage-backed securities	590,778	623,739	623,739

Total Fixed Maturities	3,465,720	3,665,763	3,665,763

Equity Securities, available-for-sale
Common Stocks:
Banks, trusts and insurance companies	6	25	25

Total Equity Securities, available-for-sale	6	25	25

Equity Securities, trading
Common Stocks:
Public utilities	5,074	5,367	5,367
Banks, trusts and insurance companies	9,388	9,298	9,298
Industrial, miscellaneous and all other	86,616	88,468	88,468

Total Equity Securities, trading	101,078	103,133	103,133

Other long-term investments	202,199	217,034	202,199
Short-term investments	119,421	119,421	119,421

Total Investments	$3,888,424	$4,105,376	$4,090,541

ProAssurance Corporation and Subsidiaries

Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only

Condensed Balance Sheets

	December 31
(In thousands)	2011	2010
Assets
Investment in subsidiaries, at equity	$1,896,148	$1,823,761
Fixed maturities available for sale, at fair value	163,268	1,189
Equity securities, trading, at fair value	10,705	10,793
Short-term investments	62,976	24,239
Investment in unconsolidated subsidiaries	728	3,407
Cash and cash equivalents	47,938	4,284
Due from subsidiaries	60,177	26,869
Other assets	10,391	10,767

Total Assets	$2,252,331	$1,905,309

Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$64,886	$26,454
Long-term debt	22,992	22,992

Total Liabilities	87,878	49,446
Shareholders’ Equity:
Common stock	346	344
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	2,164,107	1,855,519

Total Shareholders’ Equity	2,164,453	1,855,863

Total Liabilities and Shareholders’ Equity	$2,252,331	$1,905,309

ProAssurance Corporation and Subsidiaries

Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2011	2010	2009
Net investment income	$1,582	$2,271	$4,560
Equity in earnings (loss) of unconsolidated subsidiaries	(2,479)	304	213
Net realized investment gains (losses)	(141)	3,474	1,487
Other income (loss)	101	53	176

	(937)	6,102	6,436
Expenses:
Interest expense	1,833	1,404	2,235
Other expenses	7,855	7,911	8,801

	9,688	9,315	11,036

Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(10,625)	(3,213)	(4,600)
Income tax expense (benefit)	(3,209)	(747)	(840)

Income (loss) before equity in net income of consolidated subsidiaries	(7,416)	(2,466)	(3,760)
Equity in net income of consolidated subsidiaries	294,512	234,064	225,786

Net income	$287,096	$231,598	$222,026

ProAssurance Corporation and Subsidiaries

Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only

Condensed Statements of Cash Flow

	Year Ended December 31
(In thousands)	2011	2010	2009
Cash provided (used) by operating activities	$(3,982)	$(6,191)	$(5,755)
Investing activities
Purchases of:
Fixed maturities, available for sale	—	(1,711)	(1,299)
Equity securities trading	(990)	(5,960)	(13,657)
(Investments in) distributions from unconsolidated subsidiaries, net:
Other partnership investments	—	(5,000)	—
Proceeds from sale or maturities of:
Fixed maturities, available for sale	19,398	79,941	34,822
Equity securities, available for sale	(49)	—	410
Equity securities trading	6,887	29,458	9,122
Net decrease (increase) in short-term investments	(28,708)	10,251	126,011
Dividends from subsidiaries	90,020	232,800	65,712
Contribution of capital to subsidiaries	(12,500)	(10,000)	(35,000)
Cash paid for acquisitions, net of cash received	—	(233,022)	(128,582)
Unsettled security transactions, net	—	—	(401)
Other	(3,021)	1,699	(344)

	71,037	98,456	56,794

Financing activities
Repurchase of common stock	(20,569)	(106,346)	(32,866)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	6,071	6,568	6,770
Excess of tax benefit from share-based payment arrangements	1,711	1,847	237
Principal repayment of debt	—	—	(13,403)
Dividends to shareholders	(7,617)	—	—
Other	(2,997)	(1,830)	—

	(23,401)	(99,761)	(39,262)

Increase (decrease) in cash and cash equivalents	43,654	(7,496)	11,777
Cash and cash equivalents, beginning of period	4,284	11,780	3

Cash and cash equivalents, end of period	$47,938	$4,284	$11,780

Significant non-cash transactions:
Securities transferred at fair value as dividends from subsidiaries	$197,224	$—	$155,818

Common shares issued in acquisition	$—	$—	$5,161

ProAssurance Corporation and Subsidiaries

Schedule II – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements of Registrant

1. Basis of Presentation

The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Parent) consolidated financial statements. At December 31, 2011 and 2010, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.

2. Acquisitions/Dispositions

On November 30, 2010 ProAssurance acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS) for approximately $237 million. On April 1, 2009 ProAssurance acquired Podiatry Insurance Company of America and subsidiaries (PICA) through a cash sponsored demutualization. ProAssurance purchased all of PICA’s outstanding stock created in the demutualization for $120 million in cash and $15 million in premium credits. The acquisitions are described in Note 2 of the Notes to Consolidated Financial Statements.

3. Long-term Debt

Outstanding long-term debt, as of December 31, 2011 and 2010, consists of the following:

	(In thousands)
	2011	2010
Trust Preferred Securities due 2034, unsecured, bearing interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set at 4.3% at December 31, 2011 (see below)	$22,992	$22,992

In 2009, PRA Parent retired $13.4 million of the Trust Preferred Securities held by its subsidiaries.

See Note 10 of the Notes to Consolidated Financial Statements included herein for a detailed description of the terms of the long-term debt.

4. Related Party Transactions

PRA Parent received dividends from its subsidiaries of $287.2 million, $232.8 million and $221.5 million during the years ended December 31, 2011, 2010 and 2009. PRA Parent contributed capital to its subsidiaries of $12.5 million, $10.0 million and $35.0 million during the years ended December 31, 2011, 2010 and 2009.

5. Income Taxes

Under terms of PRA Parent’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.

ProAssurance Corporation and Subsidiaries

Schedule III – Supplementary Insurance Information

(In thousands)	2011	2010	2009
Deferred policy acquisition costs	$26,626	$27,281	$25,493
Reserve for losses and loss adjustment expenses	2,247,772	2,414,100	2,422,230
Unearned premiums	251,155	256,050	244,212
Net premiums earned	565,415	519,107	497,543
Net investment income	140,956	146,380	150,945
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	488,152	455,105	438,368
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(325,865)	(233,990)	(207,300)
Paid losses and loss adjustment expenses, net of reinsurance	(298,837)	(326,247)	(346,555)
Underwriting, policy acquisition and operating expenses:
Amortization of deferred policy acquisition costs	59,591	58,939	49,694
Other underwriting, policy acquisition and operating expenses	76,830	76,041	66,843
Net premiums written	558,507	505,407	514,043

Note: all amounts above are derived entirely from consolidated property and casualty entities.

ProAssurance Corporation and Subsidiaries

Schedule IV – Reinsurance

(In thousands)	2011	2010	2009
Property and Liability (1)
Premiums earned	$570,891	$548,897	$539,922
Premiums ceded	(5,630)	(29,848)	(42,469)
Premiums assumed	154	58	90

Net premiums earned	$565,415	$519,107	$497,543

Percentage of amount assumed to net	0.03%	0.01%	0.02%

(1)	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

2	Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule

2.1	Plan of Conversion of PICA as filed with the Illinois Director of Insurance on November 13, 2008 (1)

2.2	Stock Purchase Agreement executed by ProAssurance Corporation and PICA dated October 28, 2008 (1)

2.3	Agreement and Plan of Merger by and among ProAssurance Corporation, CA Bridge Corporation and American Physicians Service Group, Inc. dated August 31, 2010 (2)

3.1(a)	Certificate of Incorporation of ProAssurance (3)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (4)

3.2	Third Restatement of the Bylaws of ProAssurance (5)

4	ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (6)*

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (7)*

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (8)*

10.2(a)	ProAssurance Corporation 2004 Equity Incentive Plan (9)*

10.2(b)	First amendment to 2004 Equity Incentive Plan (10)*

10.3	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (11):*

Edward L. Rand, Jr. Howard H. Friedman Jeffrey P. Lisenby Darryl K. Thomas Frank B. O’Neil

10.4	Deferred Compensation Plan and Agreement effective as of January 1, 2011, between ProAssurance and Victor T. Adamo (11)*

10.5(a)	Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007 (12)*

10.5(b)	Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008 (10)*

10.6	Consulting Agreement between ProAssurance and William J. Listwan (13)*

10.7	Employment Agreement between ProAssurance and Jerry D. Brant dated as of April 2, 2009 (14)*

10.8	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance (11)*

Victor T. Adamo

Lucian F. Bloodworth

Jerry D. Brant

Robert E. Flowers

Howard H. Friedman

Jeffrey P. Lisenby

William J. Listwan

John J. McMahon

Drayton Nabers

John P. North, Jr.

Frank B. O’Neil

Ann F. Putallaz

Edward L. Rand, Jr.

W. Stancil Starnes

Darryl K. Thomas

William H. Woodhams

Wilfred W. Yeargan, Jr.

10.9	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (6)*

10.10	Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008 (10)*

10.11	Director Deferred Compensation Plan as amended and restated December 7, 2011*

10.12	ProAssurance Corporation 2008 Equity Incentive Plan (15)*

10.13	First Amendment to the 2008 Equity Incentive Plan*

10.14	ProAssurance Corporation 2008 Annual Incentive Compensation Plan (16)*

10.15	ProAssurance Corporation 2011 Employee Stock Ownership Plan (11)*

10.16	Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A. (17)

10.17	Pledge and Security Agreement between ProAssurance and U.S. Bank National Association (17)

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this report.

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32
(2)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32
(3)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC)
(4)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32
(5)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring December 1, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32
(6)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32
(7)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annuall Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32
(8)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32
(9)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32
(10)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32
(11)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to Rule 12b-32
(12)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 12, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32
(13)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(14)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32
(15)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated by reference pursuant to SEC Rule 12b-32
(16)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32
(17)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference