Form 10-Q
period 2012-03-31
PROASSURANCE CORP
filed 2012-05-07
CIK 1127703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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

As of April 30, 2012, there were 30,649,575 shares of the registrant’s common stock outstanding.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	general economic conditions, either nationally or in our market areas, that are different than anticipated;

•	our ability to maintain our dividend payments;

•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation or dissolution of state-sponsored medical professional liability insurance entities that could remove or add sizable groups of physicians from or to the private insurance market;

•	the impact of deflation or inflation;

•	changes in the interest rate environment;

•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;

•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

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

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31 2012	December 31 2011

Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,458,213 and $3,465,720, respectively	$3,662,886	$3,665,763
Equity securities, available for sale, at fair value; cost, $5 and $6, respectively	27	25
Equity securities, trading, at fair value; cost, $112,493 and $101,078, respectively	122,486	103,133
Short-term investments	132,739	119,421
Business owned life insurance	53,115	52,651
Investment in unconsolidated subsidiaries	116,020	111,324
Other investments	37,645	38,224

Total Investments	4,124,918	4,090,541

Cash and cash equivalents	120,430	130,400
Premiums receivable	130,310	120,220
Receivable from reinsurers on paid losses and loss adjustment expenses	10,071	4,175
Receivable from reinsurers on unpaid losses and loss adjustment expenses	245,984	247,658
Prepaid reinsurance premiums	14,075	12,568
Deferred policy acquisition costs	27,548	26,626
Deferred taxes	26,844	30,989
Real estate, net	40,381	40,432
Intangible assets	52,463	53,703
Goodwill	159,625	159,625
Other assets	80,679	81,941

Total Assets	$5,033,328	$4,998,878

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,234,758	$2,247,772
Unearned premiums	273,844	251,155
Reinsurance premiums payable	90,599	82,039

Total Policy Liabilities	2,599,201	2,580,966
Other liabilities	167,382	203,772
Long-term debt, $34,992 and $35,507, at amortized cost, respectively; $14,962 and $14,180 at fair value, respectively	49,954	49,687

Total Liabilities	2,816,537	2,834,425
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,647,526 and 34,551,494 shares issued, respectively	346	346
Additional paid-in capital	539,969	538,625
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $71,644 and $70,022, respectively	133,049	130,037
Retained earnings	1,747,835	1,699,853

	2,421,199	2,368,861
Treasury shares, at cost, 3,997,951 shares	(204,408)	(204,408)

Total Shareholders’ Equity	2,216,791	2,164,453

Total Liabilities and Shareholders’ Equity	$5,033,328	$4,998,878

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Capital (Unaudited)

(In thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts

Balance at December 31, 2011	$2,164,453	$130,037	$1,699,853	$334,563
Net income	55,645	—	55,645	—
Dividends to shareholders	(7,663)	—	(7,663)	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	3,012	3,012	—	—
Common shares issued for compensation and net effect of restricted and performance shares issued and stock options exercised	(786)	—	—	(786)
Share-based compensation	2,130	—	—	2,130

Balance at March 31, 2012	$2,216,791	$133,049	$1,747,835	$335,907

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts

Balance at December 31, 2010	$1,855,863	$79,124	$1,428,026	$348,713
Net income	47,693	—	47,693	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	(4,291)	(4,291)	—	—
Common shares reacquired	(14,993)	—	—	(14,993)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	(1,269)	—	—	(1,269)
Share-based compensation	1,737	—	—	1,737

Balance at March 31, 2011	$1,884,740	$74,833	$1,475,719	$334,188

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31

	2012	2011

Revenues
Net premiums earned	$136,659	$132,077
Net investment income	33,492	36,161
Equity in earnings (loss) of unconsolidated subsidiaries	(2,066)	(1,364)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(1,206)	(1,837)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	(568)

Net impairment losses recognized in earnings	(1,206)	(2,405)
Other net realized investment gains (losses)	11,883	6,529

Total net realized investment gains (losses)	10,677	4,124
Other income	1,809	2,587

Total revenues	180,571	173,585

Expenses
Losses and loss adjustment expenses	78,305	77,101
Reinsurance recoveries	(8,106)	(6,678)

Net losses and loss adjustment expenses	70,199	70,423
Underwriting, policy acquisition and operating expenses	34,398	35,709
Interest expense	825	795

Total expenses	105,422	106,927

Income before income taxes	75,149	66,658

Provision for income taxes
Current expense (benefit)	16,981	5,059
Deferred expense (benefit)	2,523	13,906

Total income tax expense (benefit)	19,504	18,965

Net income	$55,645	$47,693

Other comprehensive income, after tax, net of reclassification adjustments (see Note 9)	3,012	(4,291)

Comprehensive income	$58,657	$43,402

Earnings per share:
Basic	$1.82	$1.56

Diluted	$1.80	$1.55

Weighted average number of common shares outstanding:
Basic	30,589	30,616

Diluted	30,852	30,853

Cash dividends declared per common share	$0.25	$—

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31

	2012	2011

Operating Activities
Net income	$55,645	$47,693
Depreciation and amortization	10,382	9,115
Net realized investment (gains) losses	(10,677)	(4,124)
Share-based compensation	2,130	1,737
Deferred income taxes	2,523	13,906
Other	(2,588)	(757)
Changes in assets and liabilities:
Premiums receivable	(10,090)	(2,678)
Other assets	(2,920)	650
Reserve for losses and loss adjustment expenses	(13,014)	(2,742)
Unearned premiums	22,689	19,548
Reinsurance related assets and liabilities	2,831	(9,242)
Other liabilities	(28,811)	(48,245)

Net cash provided by operating activities	28,100	24,861

Investing Activities
Purchases of:
Fixed maturities, available for sale	(247,622)	(252,043)
Equity securities, trading	(26,678)	(15,750)
Other investments	(158)	—
(Investments in) distributions from unconsolidated subsidiaries, net:
Tax credit limited partnerships	(12,236)	(6,228)
Other partnership investments	—	—
Proceeds from sale or maturities of:
Fixed maturities, available for sale	252,234	211,573
Equity securities, available for sale	—	3,589
Equity securities, trading	16,039	18,621
Other investments	486	—
Net sales or maturities (purchases) of short-term investments	(13,143)	22,948
Unsettled security transactions, net	4,403	30,320
Cash received (paid) for other assets	(1,358)	(12,227)

Net cash provided (used) by investing activities	(28,033)	803

Financing Activities
Repurchase of common stock	—	(14,993)
Dividend to shareholders	(7,622)	—
Other	(2,415)	(2,018)

Net cash provided (used) by financing activities	(10,037)	(17,011)

Increase (decrease) in cash and cash equivalents	(9,970)	8,653
Cash and cash equivalents at beginning of period	130,400	50,851

Cash and cash equivalents at end of period	$120,430	$59,504

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2011 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2012 for recognition or disclosure in its financial statements and notes to financial statements.

Accounting Changes Not Yet Adopted

Disclosures About Offsetting Assets and Liabilities

Effective for fiscal years beginning on or after January 1, 2013, the Financial Accounting Standards Board (FASB) revised guidance related to disclosures about certain assets and liabilities in an entity’s financial statements. The guidance requires disclosures related to the net and gross positions of certain financial instruments and transactions that are either eligible for offset in accordance with existing GAAP guidance or subject to an agreement that requires such offset. The guidance must be applied retrospectively for all prior periods presented. ProAssurance plans to adopt the guidance beginning January 1, 2013. Adoption of this guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

Accounting Changes

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs only when associated with successful contract acquisitions. Internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance must be applied prospectively, but may be applied retrospectively for all prior periods. ProAssurance prospectively adopted the guidance on January 1, 2012. Adoption of this guidance had no material effect on ProAssurance’s results of operations or financial position.

Fair Value Measurements

Effective for interim and annual reporting periods beginning after December 15, 2011, the FASB revised guidance related to fair value measurements and disclosures, all of which are to be applied prospectively. The new guidance increases disclosure requirements regarding valuation methods used to determine fair value measurements categorized as Level 3, as well as the sensitivity to change of those measurements, and requires additional disclosures regarding the consideration given to highest and best use in fair value measurements of nonfinancial assets. The guidance also requires that when fair value measurements of items not carried at fair value are disclosed, the fair value measurements are to be categorized by level of the fair value hierarchy. Additionally, the guidance also clarifies or revises certain

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

1. Basis of Presentation (continued)

fair value measurement principles related to the valuation of financial instruments managed within a portfolio, the valuation of instruments classified as a part of shareholders’ equity, the appropriate application of the highest and best use valuation premise, and the consideration of premium and discounts in a fair value measurement. ProAssurance adopted the guidance on January 1, 2012. Adoption of this guidance had no material effect on ProAssurance’s results of operations or financial position.

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

The following tables present information about ProAssurance’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. ProAssurance’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	March 31, 2012

	Fair Value Measurements Using			Total

(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$249,281	$—	$249,281
U.S. Agency obligations	—	69,883	—	69,883
State and municipal bonds	—	1,219,500	7,175	1,226,675
Corporate debt, multiple observable inputs	—	1,420,912	—	1,420,912
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	605	605
Other corporate debt, NRSRO ratings available	—	—	6,959	6,959
Other corporate debt, NRSRO ratings not available	—	—	1,125	1,125
Residential mortgage-backed securities	—	513,030	—	513,030
Commercial mortgage-backed securities	—	77,819	—	77,819
Other asset-backed securities	—	96,597	—	96,597
Equity securities
Financial	33,423	—	—	33,423
Energy	15,492	—	—	15,492
Consumer oriented	33,448	—	—	33,448
Technology	8,825	—	—	8,825
Industrial	13,866	—	—	13,866
All other	17,459	—	—	17,459
Short-term investments	124,723	8,016	—	132,739
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	24,430	24,430
Other investments	—	—	15,742	15,742

Total assets	$247,236	$3,655,038	$56,036	$3,958,310

Liabilities:
2019 Note payable	—	—	14,962	14,962
Interest rate swap agreement	—	—	4,415	4,415

Total liabilities	$—	$—	$19,377	$19,377

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

	December 31, 2011

	Fair Value Measurements Using			Total

(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$283,865	$—	$283,865
U.S. Agency obligations	—	68,104	—	68,104
State and municipal bonds	—	1,221,187	7,200	1,228,387
Corporate debt, multiple observable inputs	—	1,359,866	—	1,359,866
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	612	612
Other corporate debt, NRSRO ratings available	—	—	6,310	6,310
Other corporate debt, NRSRO ratings not available	—	—	1,160	1,160
Residential mortgage-backed securities	—	542,551	—	542,551
Commercial mortgage-backed securities	—	81,188	—	81,188
Other asset-backed securities	—	93,720	—	93,720
Equity securities
Financial	25,281	—	—	25,281
Energy	13,381	—	—	13,381
Consumer oriented	29,711	—	—	29,711
Technology	7,556	—	—	7,556
Industrial	9,185	—	—	9,185
All other	18,044	—	—	18,044
Short-term investments	111,359	8,062	—	119,421
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	23,841	23,841
Other investments	—	—	15,873	15,873

Total assets	$214,517	$3,658,543	$54,996	$3,928,056

Liabilities:
2019 Note payable	—	—	14,180	14,180
Interest rate swap agreement	—	—	4,659	4,659

Total liabilities	$—	$—	$18,839	$18,839

The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by third party, nationally recognized pricing services. These services use complex methodologies to determine values for securities and subject the values they develop to quality control reviews. The services collect and utilize multiple inputs, although not all inputs are used for every security type or given the same priority in every evaluation. Inputs used include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers. The services also consider credit ratings, where appropriate, including ratings updates and information available in appropriate market research publications. Management reviews service-provided values for reasonableness by comparing data among pricing services and to available market and trade data. Values that appear inconsistent are further reviewed for appropriateness. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and would be adjusted, if necessary. No such adjustments have been necessary in 2012 or 2011.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

Level 2 Valuations

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

Level 3 Valuations

Below is a summary description of the valuation processes and methodologies used as well as quantitative information regarding securities in the Level 3 category.

Level 3 Valuation Processes

•	Level 3 securities are priced by the Company’s Vice President of Investments, who reports to the Chief Financial Officer.

•	Level 3 valuations are computed quarterly. Prices are evaluated quarterly against prior period prices and the expected change in price.

•

The Company’s Level 3 valuations are not overly sensitive to changes in the unobservable inputs used. The securities noted in the disclosure are primarily investment grade debt where comparable market inputs are commonly available for evaluating the securities in question.

Level 3 Valuation Methodologies

State and municipal bonds consists of auction rate municipal bonds valued internally using published quotes for similar securities or by using a model based on discounted cash flows using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. All are rated A or better.

Corporate debt with limited observable inputs consists of private placement senior notes guaranteed by large regional banks and corporate bonds. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At March 31, 2012, the average NRSRO rating of rated securities is BBB.

Investments in unconsolidated subsidiaries and Other investments consist of limited partnership (LP) and limited liability company (LLC) interests valued using net asset values (NAVs) provided by the LP/LLC, which approximates the fair value of the interest. Such interests include the following:

	December 31,	December 31,	December 31,
	Fair Value		Unfunded Commitments

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2012

Investment in unconsolidated subsidiaries:
LP primarily invested in long/short equities (1)	$17,505	$17,123	None
LP primarily invested in non-public equities (2)	6,925	6,718	$3,500

	24,430	23,841
Other investments:
LLC primarily invested in private equity and debt (3)	15,742	15,873	None

	$40,172	$39,714

(1)	The LP holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the LP’s annual audit.
(2)	The LP is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. Redemptions are not allowed, except by special permission of the LP. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans 3 to 5 years.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

(3)	The LLC is structured to provide income through diversified investments in private equity, including mezzanine debt, distressed debt, syndicated bank loans and other private equity-oriented investments. The LLC converted into a publicly traded investment fund in April 2012. Due to conversion restrictions, ProAssurance cannot sell its interest in the fund before October 2012.

Liabilities (the 2019 Note payable and the Interest rate swap agreement) are valued using the present value of expected underlying cash flows of the instrument, discounted at rates available on the valuation date for similar instruments issued by entities with a similar credit standing to ProAssurance.

Quantitative Information Regarding Level 3 Valuations

Quantitative information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Range)
Assets:
State and municipal bonds	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)

Corporate debt with limited observable inputs	$8.7	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)

Liabilities:
2019 Note payable, Interest rate swap agreement	$19.4	Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)

The significant unobservable inputs used in the fair value measurement of the entity’s corporate bonds are the valuations of comparable securities with similar issuer, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting.

	March 31, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance December 31, 2011	$7,200	$8,082	$—	$23,841	$15,873	$54,996
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	589	—	589
Net realized investment gains (losses)	—	—	—	—	(131)	(131)
Included in other comprehensive income	—	607	—	—	—	607
Purchases	—	—	—	—	—	—
Sales	(25)	—	—	—	—	(25)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—

Balance March 31, 2012	$7,175	$8,689	$—	$24,430	$15,742	$56,036

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$589	$(131)	$458

	March 31, 2011
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Bonds	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Assets
Balance December 31, 2010	$7,550	$21,229	$2,220	$25,112	$—	$56,111
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	550	—	550
Net realized investment gains (losses)	—	—	314	—	—	314
Included in other comprehensive income	—	(180)	(15)	—	—	(195)
Purchases	—	—	—	—	—	—
Sales	(100)	(5,195)	(1,921)	—	—	(7,216)
Transfers in	—	3,447	—	—	—	3,447
Transfers out	—	(2,421)	(598)	—	—	(3,019)

Balance March 31, 2011	$7,450	$16,880	$—	$25,662	$—	$49,992

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$550	$—	$550

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

Transfers

There were no transfers between the Level 1 and Level 2 categories during the three months ended March 31, 2012 or 2011.

There were no transfers in or out of Level 3 during the three months ended March 31, 2012. The transfers shown during the three months ended March 31, 2011 relate to securities held for which there was little market activity for identical or nearly identical securities during the period and represent transfers to or from Level 2. Such securities are valued using multiple observable inputs when those inputs are available; otherwise the securities are valued using limited observable inputs.

	March 31, 2012
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance December 31, 2011	$14,180	$4,659	$18,839
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	868	(244)	624
Settlements	(86)	—	(86)

Balance March 31, 2012	$14,962	$4,415	$19,377

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$868	$(244)	$624

	March 31, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Liabilities
Balance December 31, 2010	$15,616	$3,658	$19,274
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	19	(243)	(224)
Settlements	(80)	—	(80)

Balance March 31, 2011	$15,555	$3,415	$18,970

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$19	$(243)	$(224)

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

2. Fair Value Measurement (continued)

Financial Instruments Not Measured At Fair Value

The following table provides the estimated fair value of our financial instruments that are not carried at fair value. All fair values provided fall within the Level 3 fair value category.

	March 31, 2012		December 31, 2011

(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Other investments	$21,903	$29,608	$22,351	$28,226
Investment in unconsolidated subsidiaries	91,590	101,144	87,483	96,443
BOLI	53,115	53,115	52,651	52,651
Other assets	10,491	10,491	9,636	9,636

Financial liabilities:
Trust Preferred Securities	$22,992	$22,992	$22,992	$22,992
Surplus Notes due May 2034	12,000	12,000	12,000	12,000
Note Payable due February 2012	—	—	515	519
Other liabilities	14,500	14,410	15,076	14,946

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

Investment in Unconsolidated Subsidiaries consists primarily of investments in tax credit partnerships, and a non-controlling interest in a limited liability company. Fair values of investments in tax credit partnerships are based on the present value of the cash flows expected to be generated by the partnerships discounted at rates for investments with similar risk structures and repayment periods. The fair value of the LLC interest is estimated as the proceeds ProAssurance would receive upon liquidation of the LLC.

The fair value of the BOLI is the cash surrender value associated with the policies on the valuation date.

Other Assets and Other Liabilities primarily consist of related investment assets and liabilities associated with funded deferred compensation agreements. Other Liabilities also includes certain contractual liabilities assumed as a part of a business combination. Fair values of the funded deferred compensation assets/liabilities are based on the NAVs of the underlying securities. The fair values of the business combination liabilities are based on the present value of the expected cash flows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

3. Investments

The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	March 31, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury obligations	$234,249	$15,094	$(62)	$249,281
U.S. Agency obligations	64,454	5,429	—	69,883
State and municipal bonds	1,146,835	80,459	(619)	1,226,675
Corporate debt	1,358,665	74,747	(3,811)	1,429,601
Residential mortgage-backed securities	486,279	28,701	(1,950)*	513,030
Commercial mortgage-backed securities	72,322	5,554	(57)	77,819
Other asset-backed securities	95,409	1,197	(9)	96,597

	3,458,213	211,181	(6,508)	3,662,886
Equity securities	5	22	—	27

	$3,458,218	$211,203	$(6,508)	$3,662,913

	December 31, 2011

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury obligations	$267,120	$16,748	$(3)	$283,865
U.S. Agency obligations	62,520	5,584	—	68,104
State and municipal bonds	1,145,025	83,568	(206)	1,228,387
Corporate debt	1,307,504	68,105	(7,661)	1,367,948
Residential mortgage-backed securities	514,412	30,270	(2,131)*	542,551
Commercial mortgage-backed securities	76,366	4,881	(59)	81,188
Other asset-backed securities	92,773	978	(31)	93,720

	3,465,720	210,134	(10,091)	3,665,763
Equity securities	6	19	—	25

	$3,465,726	$210,153	$(10,091)	$3,665,788

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $3.3 million at both March 31, 2012 and December 31, 2011.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

3. Investments (continued)

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value

Fixed maturities, available for sale
U.S. Treasury obligations	$234,249	$16,799	$150,674	$78,005	$3,803	$249,281
U.S. Agency obligations	64,454	6,767	38,621	24,233	262	69,883
State and municipal bonds	1,146,835	38,292	358,818	548,871	280,694	1,226,675
Corporate debt	1,358,665	97,969	691,217	605,732	34,683	1,429,601
Residential mortgage-backed securities	486,279					513,030
Commercial mortgage-backed securities	72,322					77,819
Other asset-backed securities	95,409					96,597

	$3,458,213					$3,662,886

Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeds 10% of shareholders’ equity at March 31, 2012.

At March 31, 2012, ProAssurance has available-for-sale securities with a fair value of $21.9 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $29.8 million that are pledged as collateral security for the 2019 Note Payable (see Note 8).

Business Owned Life Insurance (BOLI)

ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $35 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.

Other Investments

ProAssurance has Other Investments comprised of the following:

(In millions)	March 31, 2012	December 31, 2011

Investment in LLC, at NAV	$15.7	$15.9
Investments in LPs/LLCs, at cost	15.9	16.2
FHLB capital stock, at cost	4.4	4.4
Other, principally an annuity, at amortized cost	1.6	1.7

	$37.6	$38.2

FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

3. Investments (continued)

Unconsolidated Subsidiaries

ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value		Unfunded Commitments March 31, 2012	Percentage Ownership March 31, 2012
(In millions)	March 31, 2012	December 31, 2011

Investment LPs/LLCs:
Tax Credit Partnerships	$91.4	$86.8	$43.8	<20%
Long/Short Equity Fund	17.5	17.1	—	<20%
Non-public Equity Fund	6.9	6.7	3.5	<20%
Business LLC	0.2	0.7	—	See below

	$116.0	$111.3	$47.3

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

The Non-public Equity Fund LP holds diversified private equities and is structured to provide capital appreciation.

The Business LLC interest is a convertible preferred interest in a service-related business that began business operations in 2011. The preferred interest can be converted into a non-controlling common interest in May 2015, but conversion is not required.

Investments Held in a Loss Position

The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2012 and December 31, 2011, including the length of time the investment has been held in a continuous unrealized loss position.

	March 31, 2012

	Total		Less than 12 months		More than 12 months

(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$16,404	$(62)	$16,404	$(62)	$—	$—
State and municipal bonds	37,781	(619)	35,599	(523)	2,182	(96)
Corporate debt	188,772	(3,811)	171,595	(2,910)	17,177	(901)
Residential mortgage-backed securities	32,597	(1,950)	20,327	(651)	12,270	(1,299)
Commercial mortgage-backed securities	3,234	(57)	1,892	(1)	1,342	(56)
Other asset-backed securities	12,026	(9)	12,026	(9)	—	—

	$290,814	$(6,508)	$257,843	$(4,156)	$32,971	$(2,352)

Other investments
Investments in LPs/LLCs carried at cost	$6,223	$(290)	$5,824	$(178)	$399	$(112)

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

3. Investments (continued)

	December 31, 2011

	Total		Less than 12 months		More than 12 months

(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$8,379	$(3)	$8,379	$(3)	$—	$—
State and municipal bonds	9,743	(206)	7,143	(10)	2,600	(196)
Corporate debt	205,605	(7,661)	194,057	(6,691)	11,548	(970)
Residential mortgage-backed securities	49,525	(2,131)	38,146	(488)	11,379	(1,643)
Commercial mortgage-backed securities	4,086	(59)	3,143	(2)	943	(57)
Other asset-backed securities	19,031	(31)	19,031	(31)	—	—

	$296,369	$(10,091)	$269,899	$(7,225)	$26,470	$(2,866)

Other investments
Investments in LPs/LLCs carried at cost	$4,198	$(984)	$3,815	$(856)	$383	$(128)

As of March 31, 2012, there are 192 debt securities (7.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 177 issuers. The single greatest unrealized loss position is approximately $0.9 million; the second greatest unrealized loss position is approximately $0.4 million. The securities were evaluated for impairment as of March 31, 2012.

As of December 31, 2011, there were 251 debt securities (9.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 224 issuers. The single greatest unrealized loss position approximated $1.2 million; the second greatest unrealized loss position approximated $1.0 million. The securities were evaluated for impairment as of December 31, 2011.

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance’s December 31, 2011 Form 10-K.

At March 31, 2012, fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position equaled or exceeded the current amortized cost basis of the security; such future cash flows were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions.

Net Investment Income

Net investment income by investment category is as follows:

	Three Months Ended March 31

(In thousands)	2012	2011

Fixed maturities	$33,270	$35,951
Equities	1,041	230
Short-term investments	19	55
Other invested assets	402	992
Business owned life insurance	457	464

	35,189	37,692
Investment expenses	(1,697)	(1,531)

Net investment income	$33,492	$36,161

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

3. Investments (continued)

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are comprised of the following:

	Three Months Ended March 31

(In thousands)	2012	2011

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(245)	$(450)
Corporate debt	(830)	—
Other investments	(131)	(1,387)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	(568)

Net impairment losses recognized in earnings	(1,206)	(2,405)
Gross realized gains, available-for-sale securities	3,887	4,628
Gross realized (losses), available-for-sale securities	(94)	(244)
Net realized gains (losses), trading securities	777	2,692
Change in unrealized holding gains (losses), trading securities	7,937	(771)
Decrease (increase) in the fair value of liabilities carried at fair value	(624)	224

Net realized investment gains (losses)	$10,677	$4,124

ProAssurance recognized credit-related impairments of $0.8 million during the first three months of 2012 related to a corporate debt security due to deterioration of the credit standing of the issuer during the first quarter of 2012.

ProAssurance recognized impairments of $0.1 million and $1.4 million during the three months ended March 31, 2012 and 2011, respectively, related to an interest in an LLC which is accounted for using the cost method. The LLC announced plans to convert into a publicly traded investment fund during the first quarter of 2011 and completed the conversion in April 2012. In both 2012 and 2011, ProAssurance recognized impairments in order to reduce the carrying value of its interest in the LLC to fair value, based upon the NAV most recently reported by the fund.

ProAssurance recognized credit-related impairments in earnings of $0.2 million and $1.0 million during the first three months of 2012 and 2011, respectively, related to certain residential mortgage-backed securities because the expected discounted future cash flows from the securities were less than the carrying value for the securities.

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in Other Comprehensive Income.

	Three Months Ended March 31

(In thousands)	2012	2011

Balance January 1	$5,870	$4,446
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—
OTTI has been previously recognized	67	888
Reductions due to:
Securities sold during the period (realized)	—	—
Securities which will be sold in coming periods	—	—
Securities for which it is more likely than not that the security will be required to be sold prior to anticipated recovery of amortized cost basis	—	—
Accretion recognized during the period related to cash flows that are expected to exceed the amortized cost basis of the security	—	—

Balance March 31	$5,937	$5,334

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

3. Investments (continued)

Other information regarding sales and purchases of available-for-sale securities are as follows:

	Three Months Ended March 31
(In millions)	2012	2011

Proceeds from sales (exclusive of maturities and paydowns)	$206.1	$169.5
Purchases of other available-for-sale securities	$247.6	$252.0

4. Income Taxes

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

The Internal Revenue Service has begun but has not completed an examination of the 2009 and 2010 returns. Except for the 2006 tax year, the statutes of limitation are closed for all years prior to 2008. The statute for the 2006 tax year has been extended from May 31, 2012 to September 15, 2013.

ProAssurance’s liability for unrecognized tax benefits, exclusive of accrued interest, is $23.7 million at March 31, 2012 and $18.6 million at December 31, 2011 with the increase in the provision being entirely attributable to unrecognized benefits associated with tax positions taken in a prior year. Unrecognized tax benefits at March 31, 2012 and December 31, 2011, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. As with any uncertain tax position, there is a possibility that the ultimate deduction recognized could differ from the provision ProAssurance has established.

5. Deferred Policy Acquisition Costs

Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the successful production of new and renewal insurance contracts are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.

As of January 1, 2012, policy acquisition costs related to unsuccessful contracts are expensed immediately as a result of the revised FASB guidance as discussed in Note 1. ProAssurance adopted the revised guidance on a prospective basis. Under prior guidance, policy acquisition costs capitalized during the three months ended March 31, 2012 would have been $17.1 million as compared to $16.0 million capitalized under the revised guidance.

Amortization of deferred policy acquisition costs is $15.1 million and $14.4 million for the three months ended March 31, 2012 and 2011, respectively.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

6. Reserve for Losses and Loss Adjustment Expenses

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

ProAssurance recognized favorable net loss development of $47.5 million related to previously established reserves for the three months ended March 31, 2012. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2009 accident years.

For the three months ended March 31, 2011, ProAssurance recognized favorable net loss development of $40.0 million, to reflect reductions in estimated claim severity principally for accident years 2004 through 2008.

7. Commitments and Contingencies

ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company’s ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company’s loss reserving process, which is described in detail under “Accounting Policies – Losses and Loss Adjustment Expenses” in Note 1 of the Notes to the Consolidated Financial Statements in ProAssurance’s 2011 Form 10-K.

ProAssurance has commitments to fund approximately $44 million in capital contributions to tax credit partnerships as of March 31, 2012. Funding of the commitments is primarily expected to occur in 2012 and 2013; additional information regarding tax credit partnership investments is provided in Note 3. ProAssurance has also entered into agreements with several LPs/LLCs, totaling approximately $51 million at March 31, 2012, to be funded within the next five years as requested by the partnership.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

8. Long-term Debt

ProAssurance’s outstanding long-term debt consists of the following:

	December 31,	December 31,
	(In thousands)
	March 31 2012	December 31 2011

Trust Preferred Securities due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set at 4.4% at March 31, 2012.	$22,992	$22,992
Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set at 4.3% at March 31, 2012.	12,000	12,000
Note Payable due February 2019, carried at fair value, principal of $17.0 million at March 31, 2012 and $17.1 million at December 31, 2011. Secured by available-for-sale securities having a fair value at March 31, 2012 of approximately $29.8 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	14,962	14,180
Note Payable due February 2012. Note was repaid on due date.	—	515
Revolving Credit Agreement, expires in 2014, maximum outstanding borrowing of $150 million, interest rate set at the time funds are borrowed. No borrowings have occurred during the periods shown.	—	—

	$49,954	$49,687

Interest Rate Swap

ProAssurance is party to an interest rate swap agreement (the Swap) with the issuing bank of the Note Payable due February 2019 (the 2019 Note Payable). The purpose of the Swap is to reduce the market risk from changes in future interest rates relative to the 2019 Note Payable. The Swap, which terminates February 1, 2019, effectively fixes the interest rate related to the 2019 Note Payable at 6.6%. The notional amount of the Swap corresponds directly to the unamortized portion of the debt being hedged each month. Under the Swap agreement, ProAssurance agrees to exchange, at monthly intervals, the difference between the fixed-rate and LIBOR variable rate by reference to the notional principal amount. The liability associated with the Swap is measured at fair value on a recurring basis which approximates $4.4 million at March 31, 2012 and $4.7 million at December 31, 2011. The Swap liability is classified as a part of other liabilities.

Covenant Compliance

ProAssurance is currently in compliance with all covenants.

Additional Information

For additional information regarding the terms of ProAssurance’s outstanding long-term debt, see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2011 Form 10-K.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

9. Shareholders’ Equity

At March 31, 2012 and December 31, 2011, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.

During 2011 the Board of Directors of ProAssurance instituted a cash dividend policy. ProAssurance declared a quarterly dividend of $0.25 per common share for the first quarter of 2012, totaling $7.7 million, to be paid in April 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. The liability for unpaid dividends is included in Other Liabilities.

At March 31, 2012 approximately $188.4 million in prior authorizations from the Board for the repurchase of common shares or the retirement of outstanding debt remains available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance’s capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.

ProAssurance did not repurchase any common shares during the three months ended March 31, 2012. ProAssurance repurchased approximately 252,000 common shares, having a total cost of $15.0 million, during the three months ended March 31, 2011, including approximately 6,900 forfeited employer match shares (cost basis of $0.4 million) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan.

Share-based compensation expense is $2.1 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. Related tax benefits are $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

ProAssurance awarded approximately 25,000 restricted share units and 100,000 (target) performance share units to employees in February 2012. The fair value of each unit awarded was estimated at $89.28, equal to the market value of a ProAssurance common share on the date of grant. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 75% to 125% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 17,000 and 50,000 common shares, respectively, to employees in February 2012 related to restricted share units and performance share units granted in 2009. Shares issued for performance share units were awarded at the maximum level (125%).

ProAssurance issued approximately 19,000 and 20,000 common shares to employees in February 2012 and February 2011, respectively, as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

9. Shareholders’ Equity (continued)

Other Comprehensive Income

For all periods presented, other comprehensive income is comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities recognized in current period net income (net of tax). Accumulated other comprehensive income is comprised entirely of unrealized gains and losses from available for sale securities, net of tax.

Reclassification adjustments related to available-for-sale securities for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31
(In thousands)	2012	2011

Net realized investment gains (losses) included in the calculation of net income	$2,094	$2,179
Tax effect (at 35%)	(733)	(763)

Net realized investment gains (losses) reclassified from other comprehensive income	$1,361	$1,416

10. Variable Interest Entities

ProAssurance holds passive interests in a number of LPs/LLCs that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance has not consolidated these entities because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is thus not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At March 31, 2012 ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity.

The entities consist of 1) investments in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns, and 2) a limited liability interest in a development stage business operation classified as Other Investments (carrying value of $31.6 million and $32.1 million at March 31, 2012 and December 31, 2011, respectively) and Investment in Unconsolidated Subsidiaries (carrying value of $24.6 million and $24.5 million at March 31, 2012 and December 31, 2011, respectively).

11. Earnings Per Share

Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance share awards and restricted stock units have vested.

Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the three-month periods ended March 31, 2012 and 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as our 2011 Form 10-K. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to ProAssurance, “PRA”, “Company”, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements”, our actual financial condition and operating results could differ significantly from these forward-looking statements.

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

The estimation of professional liability losses is inherently difficult and is the subject of significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for Medical Professional Liability (MPL) claims, the trend of healthcare costs. Professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.

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

Initial Reserve Estimates

In establishing our initial reserves for a given accident year, due to the lack of available data for both open and closed claims for that accident year, we rely heavily on the loss assumptions that are used in our pricing models. Loss assumptions used in our pricing models are based on our analysis of our actual and projected claims data, adjusted for perceived differences between the current legal and economic environment and that of the periods associated with the claims data. In recent years, our analysis of claims has indicated reductions in average loss costs, and we have reflected those reductions in our pricing loss assumptions. Our average pricing for 2012 is approximately 16 percentage points below our average pricing in 2006 (exclusive of our podiatry and chiropractic lines acquired in 2009), principally reflecting expected reductions in loss costs.

Historically, and at present, in establishing our initial reserves we utilize loss ratios that are approximately 8 to 10 percentage points above the loss ratios incorporated within the pricing targets for that accident year. We believe this reflects expected loss costs but also considers the inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 57% over the past 30 years) and produces a reasonable best estimate of the reserves required to cover actual ultimate unpaid losses. In the current environment this equates to an initial loss ratio of approximately 85% on our physician business as compared to an average loss ratio of approximately 75% assumed in our pricing.

The Effect of Changing Severity

Severity is defined as the average cost of resolving claims. The severity trend assumption (the expected annual percentage change in severity) is a key assumption for our pricing models. Our current pricing model assumes an average severity trend of 4%. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of 3.2 percentage points. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of MPL claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given this long-tail and the previously discussed historical volatility of loss costs, we are generally judicious in making changes to our severity assumptions and actuarial estimations.

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

Additionally, given the length of time required for resolution of our claims, we are cautious in giving full credibility to claims data indicating emerging trends. Numerical data both within our own information and in the broader MPL marketplace may in the short term indicate development of a trend, whether positive or negative, that mitigates or reverses over the longer term as claims mature and additional data becomes available. Our current severity trend assumption gives recognition to both the indications from our recent claims data and the known volatility associated with the long tail claims environment in which we operate.

Loss Development

We re-evaluate our previously established reserves each period based on our most recently available claims data and available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies for estimating reserves give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The development recognized in both the first quarter of 2012 and in the first quarter of 2011 is primarily attributable to the favorable resolution of claims during the period and an evaluation of established case reserves and paid claims data that indicates that the actual severity associated with the remaining claims will be lower than we had previously estimated. The Critical Accounting Estimates discussion in our 2011 Form 10K includes a more detailed discussion of the methodologies used to evaluate our reserves, beginning on page 30.

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

We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2012, all ceded contracts are accounted for as risk transferring contracts.

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

We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of March 31, 2012; however, periodically, reinsurers may dispute our claim for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.

Investment Valuations

We record the majority of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) is as follows:

	Distribution by GAAP Fair Value Hierarchy			March 31, 2012 Total Investments
	Level 1	Level 2	Level 3

Fair Value	6%	89%	1%	96%
Investments not at fair value				4%

Total Investments				100%

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

The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the market place. In addition, we compare provided information for consistency with our other pricing services, known market data and information from our own trades, considering both values and valuation trends. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We also review weekly trades versus the prices supplied by our vendors. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and will make adjustments if deemed necessary. To date, we have not adjusted any values supplied by the pricing services.

The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.

Level 1 Investments

As of March 31, 2012, fair values for our equity and a portion of our short-term securities have been determined using an exchange traded price. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

Level 2 Investments

With the exception of certain government bonds, most fixed income securities do not trade daily and thus exchange traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data, including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers, and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. We determine fair value for a large portion of our fixed income securities using available market information. In accordance with GAAP, for disclosure purposes we classify any securities that have been valued based on multiple market observable inputs as Level 2 securities.

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

We also classify as Level 3 our investment interests carried at fair value, based on NAVs provided to us. All investments valued in this manner are limited partnership (LP) and limited liability company (LLC) interests that hold debt and equity securities. Interests valued using a fund-provided NAV are as follows:

(In Millions)	Carrying Value
Interests classified as a part of:
Other investments	$15.7
Investment in unconsolidated subsidiaries	24.4

Total interests valued using fund-provided NAV	$40.1

Investments Not at Fair Value

Investments having a carrying value of approximately $166.6 million, or 4% of total investments, are not carried at fair value, as required by GAAP for the type of investment. Refer to the following table and Note 2 of the Notes to Condensed Consolidated Financial Statements for further details:

(In Millions)	Carrying Value	GAAP Measurement Method
Other investments:
Interests in LPs	$15.9	Cost
Federal Home Loan Bank (FHLB) capital stock	4.4	Cost
Other	1.6	Cost

Total other investments	$21.9

Investment in unconsolidated subsidiaries:
Interests in tax credit partnerships	$91.4	Equity
Interest in a business LLC	0.2	Equity

Total investment in unconsolidated subsidiaries	$91.6

Business owned life insurance	$53.1	Cash surrender value

Total investments not at fair value	$166.6

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

We also evaluate our holdings of FHLB securities for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the FHLB’s most recently reported operating results.

Deferred Policy Acquisition Costs

Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. Beginning January 1, 2012, in order to comply with adopted Financial Accounting Standards Board (FASB) guidance, we no longer capitalize internal selling agent and underwriter salary and benefit costs that are allocated to unsuccessful insurance contracts. Adoption of this guidance had no material effect on our results of operations or financial position.

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

Unrecognized Tax Benefits

We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense and settlement of uncertain tax positions may require the use of cash. At March 31, 2012, our current tax liability includes $23.7 million for unrecognized tax benefits, and $1.0 million for accrued interest related to unpaid taxes.

Goodwill

Management evaluates the carrying value of goodwill annually during the fourth quarter. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time. We evaluate goodwill as one reporting unit because we operate in a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded as of our last evaluation date, October 3, 2011, that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.

Accounting Changes

We are not aware of any accounting changes that we have not yet adopted as of March 31, 2012 that would have a material impact on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition

Overview

ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and dividends. At March 31, 2012, we held cash and liquid investments of approximately $329.2 million outside of our insurance subsidiaries that are available for use without regulatory approval. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $275 million over the course of 2012 without the prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. As of March 31, 2012, none of the permitted dividends have been paid.

Shareholder Dividends

During 2011 the Board of Directors of ProAssurance instituted a cash dividend policy. ProAssurance declared a quarterly dividend of $0.25 per common share for the first quarter of 2012, totaling $7.7 million, to be paid in April 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. The liability for unpaid dividends is included in Other Liabilities.

Acquisitions

On November 30, 2010, we acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS), a MPL provider principally insuring physicians in the state of Texas, in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million.

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

Our operating activities provided positive cash flows of approximately $28.1 million and $24.9 million for the three months ended March 31, 2012 and 2011, respectively. Operating cash flows for 2012 and 2011 compare as follows:

(In millions)	Cash Flow Increase (Decrease)
Cash provided by operating activities three months ended March 31, 2011	$25
Increase (decrease) in operating cash flows for the three months ended March 31, 2012:
Increase in premium receipts (1)	5
Decrease in payments to reinsurers (2)	11
Increase in losses paid (3)	(11)
Increase in Federal and state income tax payments (4)	(6)
Other amounts not individually significant, net	4

Cash provided by operating activities three months ended March 31, 2012	$28

(1)	The increase in premium receipts is primarily attributable to increased premium volume during the first three months of 2012.
(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
(3)	The increase in paid losses reflects an increase in claims closed during 2012.
(4)	The net increase in tax payments primarily reflects (in millions):

•	Estimated tax payments in 2012 were higher as compared to 2011 by $4.8 million.
•	Federal tax refunds received in 2011 of $7.1 million
•

Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of federal tax return audits conducted by the Internal Revenue Service. The payments reduced tax liabilities recognized prior to January 1, 2011 and did not increase or decrease 2011 tax expense.

Investment Exposures

The following table provides summarized information regarding our investments as of March 31, 2012:

		Unrealized Gains (Losses) Included in Carrying Value
(In thousands)	Carrying Value	Gains	Losses	Average Rating	(1)	% Total Investments

Fixed Maturities
Government
U.S. Treasury	$249,281	$15,094	$(62)	AA+	(2)	6%
U.S. Agency	69,883	5,429	—	AA+	(2)	2%

Total government	319,164	20,523	(62)	AA+	(2)	8%

State and Municipal Bonds	1,226,675	80,459	(619)	AA		30%

Corporate Debt
Financial institutions	406,529	13,997	(1,847)	A+		10%
FDIC insured	38,195	132	—	AA+	(2)	1%
Communications	39,853	1,903	(124)	BBB+		1%
Utilities/Energy	168,613	10,283	(587)	A-		4%
Industrial	726,969	45,253	(1,209)	A-		18%
Transportation	32,241	2,234	(44)	A		1%
Other	17,201	945	—	A+		<1%

Total corporate debt	1,429,601	74,747	(3,811)	A-		35%

Asset-backed Securities
Agency mortgage-backed securities	486,241	28,016	(119)	AA+	(2)	12%
Non-agency mortgage-backed securities	13,565	306	(535)	BB		<1%
Subprime	8,088	331	(1,255)	BBB		<1%
Alt A	5,136	48	(41)	B-		<1%
Commercial mortgage-backed securities	77,819	5,554	(57)	AAA		2%
Credit card	22,621	487	—	AAA		1%
Automobile	56,800	414	(6)	AAA		1%
Other	17,176	296	(3)	AAA		<1%

Total asset-backed securities	687,446	35,452	(2,016)	AA+		17%

Total fixed maturities	3,662,886	211,181	(6,508)	AA-		89%

Equities
Equity
Financial	33,423	22	—			1%
Energy	15,492	—	—			<1%
Consumer oriented	33,448	—	—			1%
Technology	8,825	—	—			<1%
Industrial	13,866	—	—			<1%
All Other	17,459	—	—			<1%

Total equities	122,513	22	—			3%

Short-Term	132,739	—	—			3%

Business-owned life insurance (BOLI)	53,115	—	—			1%

Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	91,408	—	—			2%
Business LLC interest	182	—	—			<1%
Investment in LPs primarily invested in:
Long/short equities	17,505	—	—			<1%
Non-public equities	6,925	—	—			<1%

Total investment in unconsolidated subsidiaries	116,020	—	—			3%

Other Investments
FHLB capital stock	4,380	—	—			<1%
Investments in LP/LLCs primarily invested in:
Private equity and debt	15,742	—	—			<1%
Long/short equities	11,010	—	—			<1%
Non-public portfolio	4,854	—	—			<1%
Other	1,659	—	—			<1%

Total other investments	37,645	—	—			1%

Total Investments	$4,124,918	$211,203	$(6,508)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.
(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa.

A detailed listing of our investment holdings as of March 31, 2012 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com or directly at www.proassurance.com/investorrelations/supplemental.aspx.

We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $90 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our $150 million credit facility and the FHLB system. However, given the relatively short duration of our investments, we do not foresee any such shortfall. Additional information regarding the credit facility is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 96% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2012 is 4.1 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.9 years.

We increased our investment in tax credit limited partnerships by an additional $7 million during the first three months of 2012. These investments are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. The $91.4 million carrying value of the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $43.8 million is not yet funded as of March 31, 2012.

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

At March 31, 2012 we hold debt securities totaling $118.8 million (3% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European. Of our European issuers, we believe those in the financial sector are most likely to suffer loss in the event of a European economic crisis.

Our investments outside of Europe, and particularly our financial sector investments, could also be negatively affected by a significant European economic crisis. Our financial sector investments outside of Europe approximate $393.3 million at March 31, 2012. Also, our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. As of December 31, 2011, two of our largest reinsurers were domiciled in Europe, with net receivables totaling approximately $61 million. Our reinsurance receivables total $256.1 million at March 31, 2012.

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

Taxes

During the fourth quarter of 2011 we received a Notice of Proposed Adjustment from the IRS related to its audit of our 2009 federal income tax return stating that the IRS intends to disallow a substantial portion of the loss and loss adjustment expense deduction taken on our 2009 return. The proposed adjustment represents a temporary timing difference and impacts the timing of deductions, rather than their allowance, and would shift tax from deferred to current tax expense but would not increase total tax expense. As now written, the Notice of Proposed Adjustment would require that we reduce our current deduction for loss and loss adjustment expenses, thereby increasing our current tax liability by approximately $100 million including interest associated with the timing of the payment. For financial reporting purposes, the tax liability asserted in the Notice of Proposed Adjustment would be offset, excluding the interest component, by the establishment of a deferred tax asset in recognition that these losses and loss adjustment expenses will be deductible in future periods. We believe that our loss and loss adjustment expense deduction was computed in a manner consistent with tax law, our past practices, and the practices of other MPL insurers. We remain in discussions with the IRS, challenging the position asserted in the Notice of Proposed Adjustment. There are other taxpayers with legal actions pending against the IRS in the United States Tax Court challenging IRS audit findings with regard to loss and loss adjustment expense deductions, and any rulings on these cases may influence the timing and amount of any asserted additional tax liability in any final report we receive from the IRS, and in our response to the final report. Any payments made would come out of our cash and investments and could impact future investment earnings, but, except for interest on past-due taxes if any, recorded tax expense will not change. We do not know when a final resolution will be reached with the IRS, or the amount of additional tax payments or interest that might be asserted.

Debt

Our long-term debt as of March 31, 2012 is comprised of the following:

($ in thousands)	Contractual Rate	Outstanding Principal	Carrying Value March 31, 2012

Trust Preferred Securities due 2034	4.4% (1)	$22,992	$22,992
Surplus Notes due May 2034	4.3% (1)	12,000	12,000
Note Payable due February 2019 (2)	6.6% (3)	17,027	14,962
Revolving Credit Agreement (4)	N/A	—	—

			$49,954

(1)	Adjusted quarterly based on LIBOR.
(2)	The 2019 Note Payable is valued at fair value. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
(3)	A related interest rate swap fixes rate at 6.6%. Swap is settled monthly. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
(4)	No balance outstanding during 2012.

All of our long-term debt is currently repayable or redeemable, with proper notice, at a date no later than the next quarterly interest payment date. Insurance department approval is required for redemption of surplus notes.

During 2011, we entered into a revolving credit agreement that expires April 15, 2014. The agreement allows us to borrow up to $150 million that would be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. To date, we have not borrowed any funds under the agreement. We are also a member of the FHLB. Through membership, we have access to cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

ProAssurance is currently in compliance with all covenants associated with its borrowing arrangements. Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Treasury Shares

We did not repurchase any common shares during the three months ended March 31, 2012. At March 31, 2012, we have approximately $188.4 million in authorizations from our Board available for use for the repurchase of common shares or the retirement of outstanding debt.

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

Overview of Results–Three Months Ended March 31, 2012 and 2011

Net income and Operating income (a non-GAAP financial measure, see reconciliation below) are as follows:

	Three Months Ended March 31

(In millions, except per share data)	2012	2011

Net income	$55.6	$47.7
Operating income	$48.2	$45.0
Net income per diluted share	$1.80	$1.55
Operating income per diluted share	$1.56	$1.46

Results from the three months ended March 31, 2012 and 2011 compare as follows:

Revenues

Net premiums earned increased for the 2012 three-month period by approximately $4.6 million or 3.5% primarily due to increased tail premiums written.

Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $3.4 million or 9.7% for the 2012 three-month period. Net investment income decreased $2.7 million primarily due to lower yields on our fixed income securities. Our equity in earnings of unconsolidated subsidiaries decreased $0.7 million for the 2012 three-month period due to the amortization of a larger investment in tax credit partnerships.

Net realized investment gains are $10.7 million and $4.1 million for the 2012 and 2011 three-month periods, respectively. Results principally reflect an increase in trading portfolio gains of approximately $6.8 million for the 2012 three-month period due to an overall improvement in stock market yields.

Expenses

Current accident year net losses increased by $7.3 million or 6.6% for the 2012 three-month period, reflecting both changes in the mix of risks and higher loss expectations relative to certain risk exposures. We reduced net losses by $47.5 million for the 2012 three-month period and by $40.0 million for the same period in 2011 as a result of our review of our estimate of net losses incurred for prior accident years.

Underwriting, policy acquisition and operating expenses decreased by $1.3 million or 3.7% for the 2012 three-month period, primarily reflecting non-recurring costs incurred in 2011 related to the acquisition of APS and the termination of certain agency operations.

Ratios

Our net loss ratio decreased by 1.9 percentage points for the 2012 three-month period reflecting a 4.4 percentage point reduction attributable to prior year favorable development which was partially offset by an increase in the current accident year loss ratio of 2.5 percentage points reflecting both changes in the mix of risks and higher loss expectations relative to certain risk exposure.

Our underwriting expense ratio decreased 1.2 percentage points for the 2012 three-month period, reflecting lower expenses and a benefit from the growth in net earned premium.

Our operating ratio declined by 0.2 percentage points for the 2012 three-month period reflecting the improved net loss and expense ratios, offset by lower net investment income.

Return on equity is 10.2% for the 2012 three-month period on an annualized basis.

Book Value per Share

Our book value per share at March 31, 2012 is $72.33 compared to $70.84 at December 31, 2011. The increase primarily reflects the effect of our 2012 income and an increase in accumulated other comprehensive income, partially offset by dividends declared during the period which reduced our book value per share by $0.25. Due to the size of our Shareholders’ Equity (approximately $2.2 billion at March 31, 2012), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

Non-GAAP Financial Measures

Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of realized investment gains or losses, guaranty fund assessments and, in 2012, the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.

The following table is a reconciliation of Net income to Operating income:

	Three Months Ended March 31

(In thousands, except per share data)	2012	2011

Net income	$55,645	$47,693
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(10,677)	(4,124)
Guaranty fund assessments (recoupments)	(23)	(43)
Effect of confidential settlements, net	(714)	—

Pre-tax effect of exclusions	(11,414)	(4,167)

Tax effect, at 35%	3,995	1,458

Operating income	$48,226	$44,984

Per diluted common share:
Net income	$1.80	$1.55
Effect of exclusions	(0.24)	(0.09)

Operating income per diluted common share	$1.56	$1.46

Results of Operations–Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31

($ in thousands, except share data)	2012	2011	Change

Revenues:
Net premiums earned	$136,659	$132,077	$4,582
Net investment income	33,492	36,161	(2,669)
Equity in earnings (loss) of unconsolidated subsidiaries	(2,066)	(1,364)	(702)
Net realized investment gains (losses)	10,677	4,124	6,553
Other income	1,809	2,587	(778)

Total revenues	180,571	173,585	6,986

Expenses:
Losses and loss adjustment expenses	78,305	77,101	1,204
Reinsurance recoveries	(8,106)	(6,678)	(1,428)

Net losses and loss adjustment expenses	70,199	70,423	(224)
Underwriting, policy acquisition and operating expenses	34,398	35,709	(1,311)
Interest expense	825	795	30

Total expenses	105,422	106,927	(1,505)

Income before income taxes	75,149	66,658	8,491
Income taxes	19,504	18,965	539

Net income	$55,645	$47,693	$7,952

Earnings per share:
Basic	$1.82	$1.56	$0.26

Diluted	$1.80	$1.55	$0.25

Net loss ratio	51.4%	53.3%	(1.9)
Underwriting expense ratio	24.7%	25.9%	(1.2)

Combined ratio	76.1%	79.2%	(3.1)

Operating ratio	51.6%	51.8%	(0.2)

Tax ratio	26.0%	28.5%	(2.5)

Return on equity*	10.2%	10.2%	0.0

*Annualized

Premiums Written

Changes in our premium volume are driven by four primary factors: (1) the amount of new business we generate, (2) the timing of premium written for business generated by multi-period policies, (3) our retention of existing business and (4) the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase. The professional liability market remains competitive with some competitors choosing to compete primarily on price.

Gross, ceded and net premiums written are as follows:

	Three Months Ended March 31
($ in thousands)	2012	2011	Change

Gross premiums written	$170,448	$160,813	$9,635	6.0%
Ceded premiums written	(12,450)	(10,930)	(1,520)	13.9%

Net premiums written	$157,998	$149,883	$8,115	5.4%

Gross Premiums Written

Gross premiums written by component are as follows:

	Three Months Ended March 31

($ in thousands)	2012	2011	Change

Gross premiums written:
Physician	$132,023	$132,086	$(63)	0.0%
Non-physician healthcare providers	11,675	11,912	(237)	(2.0%)
Hospital and facility	7,076	6,249	827	13.2%
Other	6,100	5,307	793	14.9%
Non-continuing	377	465	(88)	(18.9%)
Tail coverage premium, all policy types	13,197	4,794	8,403	175.3%

Total	$170,448	$160,813	$9,635	6.0%

Physician Premiums

Physician premiums for the three months ended March 31, 2012 remained relatively flat as compared to the same period of 2011 as the loss of business during the quarter was offset by endorsements made to existing policies and new business written in both the standard and excess and surplus lines markets.

Two-year term policies also contributed to the increase in gross premiums written. Gross premiums written associated with two-year term policies is $6.0 million and $5.5 million for the three months ended March 31, 2012 and 2011, respectively. We offer two-year term policies (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written.

Our retention rate for our standard physician business is 92% and 90% for the three months ended March 31, 2012 and 2011, respectively. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to self-insurance mechanisms (often when physicians join hospital-based practice groups) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also due to disability or other personal reasons.

Charged rates for our renewed physician business remained flat as compared to the expiring premiums during 2011. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.

Non-physician Premiums

Our healthcare providers premiums remained relatively flat and are primarily comprised of dentists, chiropractors and allied health professionals.

Hospital and facility premiums increased for the first quarter of 2012 primarily due to new business.

Non-physician “other” premiums are primarily legal professional liability premiums. The increase in premium volume in 2012 principally relates to legal professional liability premiums.

Non-continuing premiums consist of premiums derived from optometry coverages discontinued in early 2012 and certain miscellaneous liability coverages which were discontinued in 2010 but that continued to produce small amounts of written premium in 2011.

Tail Coverage Premiums

We offer extended reporting endorsement or “tail” coverage to insureds that are discontinuing their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written and earned can vary widely from period to period. A large portion of the 2012 increase in tail premium is attributable to a single custom policy issued to a hospital that terminated its self insurance arrangement.

Ceded Premiums Written and Ceded Premiums Ratio

Ceded premiums written compare as follows:

	Three Months Ended March 31

($ in thousands)	2012	2011	Change

Primary reinsurance arrangements	$7,562	$6,697	$865	12.9%
Other reinsurance	4,888	4,233	655	15.5%

Total ceded premiums written	$12,450	$10,930	$1,520	13.9%

Ceded premiums ratio*	7.3%	6.8%	0.5

*	Ceded premiums written as a percentage of gross premiums written

We reinsure most of our MPL coverages under a single reinsurance agreement that is typically renewed annually in October. There was no significant change in treaty terms between 2012 and 2011. The 2012 increase associated with this reinsurance is largely due to higher premium volume relative to reinsured coverages.

The 2012 increase in Other reinsurance is largely attributable to policies written through our affiliation with Ascension Health (Ascension). Our arrangements with Ascension provide that a substantial portion of the initial policies written under the program are heavily reinsured by an Ascension affiliate. There was a nominal amount of Ascension premium written in the first quarter of 2011.

Net Premiums Earned

Net premiums earned are as follows:

	Three Months Ended March 31

($ in thousands)	2012	2011	Change

Premiums earned	$147,602	$141,373	$6,229	4.4%
Premiums ceded	10,943	9,296	1,647	17.7%

Net premiums earned	$136,659	$132,077	$4,582	3.5%

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

The 2012 increase in premiums earned is primarily attributable to tail premiums written in the first quarter of 2012. The 2012 increase in premiums ceded is primarily attributable to the previously discussed arrangements with Ascension.

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

Net investment income by investment category is as follows:

	Three Months Ended March 31

($ in thousands)	2012	2011	Change

Fixed maturities	$33,270	$35,951	$(2,681)	(7.5%)
Equities	1,041	230	811	352.6%
Short-term investments	19	55	(36)	(65.5%)
Other invested assets	402	992	(590)	(59.5%)
Business owned life insurance	457	464	(7)	(1.5%)
Investment expenses	(1,697)	(1,531)	(166)	10.8%

Net investment income	$33,492	$36,161	$(2,669)	(7.4%)

Fixed Maturities

The decrease in income for the 2012 three-month period primarily reflects lower yields on our portfolio, partially offset by higher average investment balances. A $0.4 million decline in the income produced by our Treasury Inflation-Protected Securities (TIPS) in 2012 contributed to the lower yield. In the first three months of 2011, our TIPS outperformed our other fixed maturities.

The overall yield on our portfolio declined for the 2012 three-month period because we were not able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Average yields for our available-for-sale fixed maturity securities during the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31

	2012	2011

Average income yield	3.8%	4.1%
Average tax equivalent income yield	4.4%	4.7%

The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investment alternatives and cash needed for acquisitions or other capital purposes. In the first three months of 2012, as compared to 2011, our average investment in fixed maturities increased by approximately 1%.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Three Months Ended March 31

(In thousands)	2012	2011	Change

Investment LPs	$590	$551	$39
Business LLC interest	(546)	(818)	272
Tax credit partnerships	(2,110)	(1,097)	(1,013)

Equity in earnings (loss) of unconsolidated subsidiaries	$(2,066)	$(1,364)	$(702)

We hold interests in certain LPs that derive earnings from trading portfolios. The performance of the LPs is affected by the volatility of equity and credit markets.

Our business LLC interest is a non-controlling interest in an entity that began active business in 2011. The entity is still in a start-up phase, and we recognized our portion of the LLC’s operating losses in 2012 and 2011. The carrying amount of our investment is currently $0.2 million.

Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $2.6 million during the three months ended March 31, 2012, while we recognized $2.1 million of pre-tax amortization ($1.4 million after tax) on these investments noted in the table above.

Non-GAAP Financial Measure – Tax Equivalent Investment Result

We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments; therefore, we impute a pro forma tax-equivalent investment result by adjusting the current tax benefit into the amount of investment income a taxable investment would need to produce to fairly compare to an investment with preferential tax treatment. We believe this better reflects the economics of our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense.

	Three Months Ended March 31

(In thousands)	2012	2011

Net investment income, as reported for GAAP	$33,492	$36,161
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate
State and municipal bonds	4,684	5,006
BOLI	246	250
Dividends received deduction	267	74

Pro forma tax-equivalent net investment income	38,689	41,491

Equity in earnings (loss) of unconsolidated subsidiaries, as reported for GAAP	(2,066)	(1,364)
Taxable equivalent adjustment, calculated using the 35% federal statutory tax rate
Tax credit partnerships	4,043	2,029

Pro forma tax-equivalent equity in earnings (loss) of unconsolidated subsidiaries	1,977	665

Pro forma tax-equivalent investment results	$40,666	$42,156

Net Realized Investment Gains (Losses)

The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31

(In thousands)	2012	2011

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(245)	$(450)
Corporate debt	(830)	—
Other investments	(131)	(1,387)
Portion recognized in (reclassified from) Other comprehensive income:
Residential mortgage-backed securities	—	(568)

Net impairment losses recognized in earnings	(1,206)	(2,405)
Gross realized gains, available-for-sale securities	3,887	4,628
Gross realized (losses), available-for-sale securities	(94)	(244)
Net realized gains (losses), trading securities	777	2,692
Change in unrealized holding gains (losses), trading securities	7,937	(771)
Decrease (increase) in the fair value of liabilities carried at fair value	(624)	224

Net realized investment gains (losses)	$10,677	$4,124

We recognized credit-related impairments of $0.8 million during the first three months of 2012 related to a corporate debt security due to deterioration of the credit standing of the issuer during the first quarter of 2012.

We recognized impairments of $0.1 million and $1.4 million during the three months ended March 31, 2012 and 2011, respectively, related to an interest in an LLC which we account for using the cost method. The LLC announced plans to convert into a publicly traded investment fund during the first quarter of 2011 and completed the conversion in April 2012. In both 2012 and 2011, we recognized impairments as required to reduce the carrying value of our interest in the LLC to reflect the most recently reported fund NAV.

We recognized credit-related impairments in earnings of $0.2 million and $1.0 million during the first three months of 2012 and 2011, respectively, related to certain residential mortgage-backed securities, because the expected future cash flows from the securities were less than our carrying value.

Trading portfolio gains during 2012 primarily reflect higher average balances in our portfolio.

Fair value adjustments are attributable to our election of fair value treatment for both the 2019 Note Payable and related interest rate swap, as discussed in Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements.

Losses and Loss Adjustment Expenses

The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.

Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent over 90% of the Company’s business, the insured event generally becomes a liability when the event is first reported to the insurer. For occurrence policies the insured event becomes a liability when the event takes place. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.

The following table summarizes calendar year net losses and net loss ratios for the three months ended March 31, 2012 and 2011 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*

	Three Months Ended March 31			Three Months Ended March 31

($ In millions)	2012	2011	Change	2012	2011	Change

Current accident year	$117.7	$110.4	$7.3	86.1%	83.6%	2.5
Prior accident years	(47.5)	(40.0)	(7.5)	(34.7%)	(30.3%)	(4.4)

Calendar year	$70.2	$70.4	$(0.2)	51.4%	53.3%	(1.9)

*	Net losses as specified divided by net premiums earned.

The 2012 increase in our current accident year ratio is partially attributable to an increase in tail coverages as we expect higher losses for tail coverages than for our other professional liability coverages. Also, during the first quarter of 2012, based on the results of our most recent actuarial review, we increased our loss estimates relative to earned premium with respect to physician coverages in certain jurisdictions.

During the three months ended March 31, 2012, we recognized favorable loss development of $47.5 million, on a net basis, related to reserves previously established for prior accident years. Principally this is due to favorable net loss development within our retained layers of coverage ($1 million and below) for accident years 2004 to 2009.

During the three months ended March 31, 2011, we recognized favorable loss development of $40.0 million, on a net basis, related to our previously established (prior accident year) reserves, principally for the 2004 to 2008 accident years within our retained layers of coverage ($1 million and below).

Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in 2011 and has been thus far in 2012.

Underwriting, Policy Acquisition and Operating Expenses

The table below provides a comparison of 2012 and 2011 underwriting, policy acquisition and operating expenses for the three months ended March 31:

	Three months ended March 31

($ in thousands)	2012	2011	Change

Insurance operation expenses	$33,771	$34,227	$(456)	(1.3%)
Agency expenses	627	1,482	(855)	(57.7%)

	$34,398	$35,709	$(1,311)	(3.7%)

Insurance Operation Expenses

The decline in insurance operation expenses primarily reflects the following:

Cost reductions—

–	Costs associated with the operations acquired from APS, primarily personnel costs and professional fees, were approximately $1.5 million lower in 2012 than in 2011.

–	Cost recoveries of approximately $0.7 million were recognized in 2012 related to the settlement of litigation that is unrelated to our normal insurance activities.

–	Various other operating costs were collectively lower by approximately $1.4 million.

Cost increases—

–	Amortization of deferred policy acquisition costs increased by approximately $0.7 million in 2012, reflecting an increase in both premium volume and expenses associated with the business we acquired from APS. Due to the application of GAAP purchase accounting rules, no asset for deferred policy acquisition costs was recognized as a part of the purchase price allocation of APS; consequently, amortization of deferred policy acquisition costs in 2011 was below what would be considered normal. These increases were partially offset by lower average commissions in 2012, primarily reflecting an increase in non-commissionable premiums as a percentage of total premiums earned for the first quarter of 2012.

–	Additional expense of approximately $1.3 million was recognized in 2012 related to our plan to enhance customer service capabilities by creating two claims and underwriting processing centers. The plan relocates but does not eliminate jobs and provides relocation benefits to affected employees.

–	As discussed in Notes 1 and 5 of the Notes to Condensed Consolidated Financial Statements, we adopted, on a prospective basis, new FASB guidance related to the deferral of policy acquisition costs. The new guidance affects the timing, but not the amount of acquisition costs ultimately expensed. Our 2012 insurance operation expenses include approximately $1.1 million of policy acquisition expenses that would have been deferred to later periods under previous accounting guidance.

Underwriting Expense Ratio

Our underwriting expense ratio for 2012 declined as compared to the 2011 ratio, reflecting a reduction in expenses and an increase in net premiums earned of 3.5%.

	Underwriting Expense Ratio *

	Three months ended March 31

	2012	2011	Change

Underwriting expense ratio	24.7%	25.9%	(1.2)

*	Our expense ratio computations exclude agency expenses as discussed below.

Agency expenses

We maintain limited agency operations that both generate premium revenues for our insurance subsidiaries and earn external commission and service fee revenues. Agency operations that are associated with the generation of premium revenues by our insurance subsidiaries are included in insurance operation expenses in the above table. Expenses of agency operations that are directly associated with external commission and service fee revenues are included in agency expenses in the above table. Agency expenses for 2011 include non-recurring expenses associated with the dissolution of certain agency operations.

Interest Expense

Interest expense remained relatively flat for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Interest expense by debt obligation is provided in the following table:

	Three Months Ended March 31
(In thousands)	2012	2011	Change

Trust Preferred Securities due 2034	$254	$238	$16
Surplus Notes due May 2034	133	127	6
Note Payable due February 2019	285	287	(2)
Revolving credit agreement fees and amortization	150	—	150
Other	3	143	(140)

	$825	$795	$30

Taxes

Factors affecting our effective tax rate include the following:

	Three Months Ended March 31
	2012	2011

Statutory rate	35.0%	35.0%
Tax-exempt income	(5.8%)	(4.8%)
Tax credits	(4.3%)	(1.8%)
Other	1.1%	0.1%

Effective tax rate	26.0%	28.5%

Our effective tax rate decreased in 2012 as compared to 2011, primarily due to an increase in the expected tax benefit from tax credits transferred to us by our tax credit partnership investments and an increase in tax-exempt dividend income. We recognized expected tax benefits of approximately $2.6 million for the three months ended March 31, 2012 related to the credits, compared to expected tax benefits of $1.3 million for the 2011 three-month period.

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

The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2012 and December 31, 2011. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	March 31, 2012
	Interest Rate Shift in Basis Points

	(200)	(100)	Current	100	200

Fair Value (in millions):
U.S. Treasury obligations	$285	$266	$249	$243	$237
U.S. Agency obligations	72	72	70	67	65
State and municipal bonds	1,303	1,278	1,227	1,171	1,116
Corporate debt	1,517	1,485	1,430	1,369	1,312
Asset-backed securities	708	702	687	664	638

All fixed maturity securities	$3,885	$3,803	$3,663	$3,514	$3,368

Duration:
U.S. Treasury obligations	3.33	3.30	3.23	3.16	3.10
U.S. Agency obligations	3.03	3.03	3.19	3.44	3.49
State and municipal bonds	4.16	4.38	4.53	4.64	4.72
Corporate debt	4.35	4.32	4.30	4.20	4.12
Asset-backed securities	1.40	1.51	3.15	3.80	4.13

All fixed maturity securities	3.60	3.70	4.07	4.20	4.20

	December 31, 2011
Fair Value (in millions):
U.S. Treasury obligations	$303	$301	$284	$277	$270
U.S. Agency obligations	70	70	68	65	63
State and municipal bonds	1,301	1,279	1,228	1,172	1,117
Corporate debt	1,429	1,413	1,368	1,314	1,263
Asset-backed securities	735	733	718	695	669

All fixed maturity securities	$3,838	$3,796	$3,666	$3,523	$3,382

Duration:
U.S. Treasury obligations	3.42	3.39	3.33	4.00	3.95
U.S. Agency obligations	3.25	3.26	3.43	3.62	3.69
State and municipal bonds	4.22	4.44	4.58	4.69	4.76
Corporate debt	4.07	4.05	4.00	3.91	3.83
Asset-backed securities	1.01	1.54	2.87	3.48	3.83

All fixed maturity securities	3.47	3.63	3.91	4.09	4.14

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

ProAssurance’s cash and short-term investment portfolio at March 31, 2012 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

As of March 31, 2012, 96% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

We hold $1.2 billion of municipal bonds at March 31, 2012. We require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of March 31, 2012, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.

We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (on both paid and unpaid losses) approximate $256 million at March 31, 2012 and $252 million at December 31, 2011. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.

Equity Price Risk

At March 31, 2012 the fair value of our investment in common stocks is $123 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.97. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10% to $134 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10% in the fair value of these securities to $111 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4.	CONTROLS AND PROCEDURES.

The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2012. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	—	$—	—	$188,449,201
February 1 – 29, 2012	—	$—	—	$188,449,201
March 1 – 31, 2012	—	$—	—	$188,449,201

Total	—	$—	—

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

32.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION

May 7, 2012

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer
(Duly authorized officer and principal financial and accounting officer)