Form 10-Q
period 2012-06-30
PROASSURANCE CORP
filed 2012-08-06
CIK 1127703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

As of July 26, 2012, there were 30,663,443 shares of the registrant’s common stock outstanding.

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

Forward-looking statements relating to our business include among other things: statements concerning liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends and other matters.

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

Additional risks that could adversely affect the proposed mergers of Medmarc Insurance Group (Medmarc) and Independent Nevada Doctors Insurance Exchange (IND) into ProAssurance, include but are not limited to, the following:

•	the businesses of ProAssurance and Medmarc or ProAssurance and IND may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the cost savings from either transaction may not be fully realized or may take longer to realize than expected;

•	operating costs, customer loss and business disruption following either or both transactions, including adverse effects on relationships with employees, may be greater than expected;

•	governmental approvals of either or both transactions may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of either or both mergers;

•	there may be restrictions on our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	the board of directors of Medmarc or the Subscriber Advisory Committee (SAC) of IND may withdraw their recommendation and support a competing acquisition proposal; and

•	those eligible to vote on either merger may fail to approve the respective transaction.

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

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30 2012	December 31 2011

Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,373,804 and $3,465,720, respectively	$3,589,274	$3,665,763
Equity securities, available for sale, at fair value; cost, $0 and $6, respectively	—	25
Equity securities, trading, at fair value; cost, $147,628 and $101,078, respectively	154,588	103,133
Short-term investments	167,914	119,421
Business owned life insurance	53,571	52,651
Investment in unconsolidated subsidiaries	113,342	111,324
Other investments	21,842	38,224

Total Investments	4,100,531	4,090,541

Cash and cash equivalents	132,190	130,400
Premiums receivable	112,333	120,220
Receivable from reinsurers on paid losses and loss adjustment expenses	15,464	4,175
Receivable from reinsurers on unpaid losses and loss adjustment expenses	239,225	247,658
Prepaid reinsurance premiums	17,287	12,568
Deferred policy acquisition costs	25,129	26,626
Deferred taxes	22,587	30,989
Real estate, net	40,900	40,432
Intangible assets	51,333	53,703
Goodwill	159,625	159,625
Other assets	79,155	81,941

Total Assets	$4,995,759	$4,998,878

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,193,042	$2,247,772
Unearned premiums	238,291	251,155
Reinsurance premiums payable	81,967	82,039

Total Policy Liabilities	2,513,300	2,580,966
Other liabilities	154,547	203,772
Long-term debt, $34,992 and $35,507, at amortized cost, respectively; $14,777 and $14,180 at fair value, respectively	49,769	49,687

Total Liabilities	2,717,616	2,834,425
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,661,113 and 34,551,494 shares issued, respectively	347	346
Additional paid-in capital	543,531	538,625
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $75,414 and $70,022, respectively	140,051	130,037
Retained earnings	1,798,622	1,699,853

	2,482,551	2,368,861
Treasury shares, at cost, 3,997,951 shares	(204,408)	(204,408)

Total Shareholders’ Equity	2,278,143	2,164,453

Total Liabilities and Shareholders’ Equity	$4,995,759	$4,998,878

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Capital (Unaudited)

(In thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts

Balance at December 31, 2011	$2,164,453	$130,037	$1,699,853	$334,563
Net income	114,098	—	114,098	—
Dividends to shareholders	(15,329)	—	(15,329)	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	10,014	10,014	—	—
Common shares issued for compensation and net effect of restricted and performance shares issued and stock options exercised	(165)	—	—	(165)
Share-based compensation	5,072	—	—	5,072

Balance at June 30, 2012	$2,278,143	$140,051	$1,798,622	$339,470

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts

Balance at December 31, 2010	$1,855,863	$79,124	$1,428,026	$348,713
Net income	102,790	—	102,790	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	19,933	19,933	—	—
Common shares reacquired	(15,437)	—	—	(15,437)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	(499)	—	—	(499)
Share-based compensation	3,714	—	—	3,714

Balance at June 30, 2011	$1,966,364	$99,057	$1,530,816	$336,491

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2012	2011	2012	2011

Revenues
Net premiums earned	$131,266	$137,063	$267,925	$269,140
Net investment income	34,510	36,297	68,003	72,457
Equity in earnings (loss) of unconsolidated subsidiaries	(2,227)	(2,416)	(4,293)	(3,780)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(218)	(1,065)	(1,424)	(2,902)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	(201)	(113)	(201)	(681)

Net impairment losses recognized in earnings	(419)	(1,178)	(1,625)	(3,583)
Other net realized investment gains (losses)	(1,129)	3,378	10,755	9,907

Total net realized investment gains (losses)	(1,548)	2,200	9,130	6,324
Other income	1,868	1,685	3,675	4,273

Total revenues	163,869	174,829	344,440	348,414

Expenses
Losses and loss adjustment expenses	55,132	69,394	133,437	146,493
Reinsurance recoveries	(7,048)	(5,041)	(15,154)	(11,717)

Net losses and loss adjustment expenses	48,084	64,353	118,283	134,776
Underwriting, policy acquisition and operating expenses	35,405	32,871	69,803	68,578
Interest expense	826	918	1,651	1,713

Total expenses	84,315	98,142	189,737	205,067

Income before income taxes	79,554	76,687	154,703	143,347

Provision for income taxes
Current expense (benefit)	20,614	21,769	37,595	26,829
Deferred expense (benefit)	487	(178)	3,010	13,728

Total income tax expense (benefit)	21,101	21,591	40,605	40,557

Net income	$58,453	$55,096	$114,098	$102,790

Other comprehensive income, after tax, net of reclassification adjustments (see Note 9)	7,002	24,224	10,014	19,933

Comprehensive income	$65,455	$79,320	$124,112	$122,723

Earnings per share:
Basic	$1.91	$1.80	$3.73	$3.36

Diluted	$1.89	$1.79	$3.69	$3.33

Weighted average number of common shares outstanding:
Basic	30,658	30,583	30,624	30,600

Diluted	30,916	30,856	30,884	30,855

Cash dividends declared per common share	$0.25	$—	$0.50	$—

ProAssurance Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30

	2012	2011

Operating Activities
Net income	$114,098	$102,790
Depreciation and amortization	20,402	17,954
Net realized investment (gains) losses	(9,130)	(6,324)
Share-based compensation	5,072	3,714
Deferred income taxes	3,010	13,728
Other	(2,936)	226
Changes in assets and liabilities:
Premiums receivable	7,887	1,219
Other assets	364	(1,549)
Reserve for losses and loss adjustment expenses	(54,730)	(11,836)
Unearned premiums	(12,864)	(6,814)
Reinsurance related assets and liabilities	(7,647)	(12,795)
Other liabilities	(30,821)	(47,261)

Net cash provided by operating activities	32,705	53,052

Investing Activities
Purchases of:
Fixed maturities, available for sale	(347,146)	(452,833)
Equity securities, trading	(53,001)	(31,325)
Other investments	(158)	(429)
Funding of tax credit limited partnerships	(23,470)	(17,232)
(Investments in) distributions from unconsolidated subsidiaries, net	582	—
Proceeds from sale or maturities of:
Fixed maturities, available for sale	432,667	449,364
Equity securities, available for sale	—	3,704
Equity securities, trading	22,921	33,908
Other investments	565	432
Net sales or maturities (purchases) of short-term investments	(48,654)	39,537
Unsettled security transactions, net	6,712	1,228
Cash received (paid) for other assets	(4,620)	(11,428)

Net cash provided (used) by investing activities	(13,602)	14,926

Financing Activities
Repurchase of common stock	—	(14,993)
Dividends to shareholders	(15,270)	—
Other	(2,043)	(2,610)

Net cash provided (used) by financing activities	(17,313)	(17,603)

Increase (decrease) in cash and cash equivalents	1,790	50,375
Cash and cash equivalents at beginning of period	130,400	50,851

Cash and cash equivalents at end of period	$132,190	$101,226

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2011 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2012 for recognition or disclosure in its financial statements and notes to financial statements.

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

June 30, 2012

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

Level 1:	quoted (unadjusted) market prices in active markets for identical assets and liabilities. For ProAssurance, Level 1 inputs are generally quotes for debt or equity securities actively traded in exchange or over-the-counter markets.

Level 2:	market data obtained from sources independent of the reporting entity (observable inputs). For ProAssurance, Level 2 inputs generally include quoted prices in markets that are not active, quoted prices for similar assets or liabilities, and results from pricing models that use observable inputs such as interest rates and yield curves that are generally available at commonly quoted intervals.

Level 3:	the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (non-observable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models for which some or all of the inputs are not observable, discounted cash flow methodologies, single non-binding broker quotes and adjustments to externally quoted prices that are based on management judgment or estimation.

The following tables present information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques utilized to determine such value. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2. Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, including financial instruments for which ProAssurance has elected fair value accounting, are as follows:

	June 30, 2012

	Fair Value Measurements Using			Total

(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$231,776	$—	$231,776
U.S. Agency obligations	—	71,008	—	71,008
State and municipal bonds	—	1,204,052	7,175	1,211,227
Corporate debt, multiple observable inputs	—	1,424,234	—	1,424,234
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	599	599
Other corporate debt, NRSRO ratings available	—	—	8,787	8,787
Other corporate debt, NRSRO ratings not available	—	—	1,124	1,124
Residential mortgage-backed securities	—	476,937	—	476,937
Commercial mortgage-backed securities	—	74,240	—	74,240
Other asset-backed securities	—	87,547	1,795	89,342
Equity securities
Financial	54,086	—	—	54,086
Utilities/Energy	23,938	—	—	23,938
Consumer oriented	39,176	—	—	39,176
Technology	9,718	—	—	9,718
Industrial	14,555	—	—	14,555
All other	13,115	—	—	13,115
Short-term investments	134,945	32,969	—	167,914
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	24,028	24,028

Total assets	$289,533	$3,602,763	$43,508	$3,935,804

Liabilities:
2019 Note payable	—	—	14,777	14,777
Interest rate swap agreement	—	—	4,734	4,734

Total liabilities	$—	$—	$19,511	$19,511

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2. Fair Value Measurement (continued)

	December 31, 2011

	Fair Value Measurements Using			Total

(In thousands)	Level 1	Level 2	Level 3	Fair Value

Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$283,865	$—	$283,865
U.S. Agency obligations	—	68,104	—	68,104
State and municipal bonds	—	1,221,187	7,200	1,228,387
Corporate debt, multiple observable inputs	—	1,359,866	—	1,359,866
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	612	612
Other corporate debt, NRSRO ratings available	—	—	6,310	6,310
Other corporate debt, NRSRO ratings not available	—	—	1,160	1,160
Residential mortgage-backed securities	—	542,551	—	542,551
Commercial mortgage-backed securities	—	81,188	—	81,188
Other asset-backed securities	—	93,720	—	93,720
Equity securities
Financial	25,281	—	—	25,281
Utilities/Energy	18,748	—	—	18,748
Consumer oriented	29,711	—	—	29,711
Technology	7,556	—	—	7,556
Industrial	9,185	—	—	9,185
All other	12,677	—	—	12,677
Short-term investments	111,359	8,062	—	119,421
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	23,841	23,841
Other investments	—	—	15,873	15,873

Total assets	$214,517	$3,658,543	$54,996	$3,928,056

Liabilities:
2019 Note payable	—	—	14,180	14,180
Interest rate swap agreement	—	—	4,659	4,659

Total liabilities	$—	$—	$18,839	$18,839

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

June 30, 2012

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

Short-term investments included in the Level 2 category are commercial paper and certificates of deposit maturing within one year, carried at cost which approximates the fair value of the security due to the short term to maturity.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

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

Level 3 Valuation Methodologies

State and municipal bonds consists of auction rate municipal bonds valued internally using published quotes for similar securities or by using a model based on discounted cash flows using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. All are rated A- or better.

Corporate debt with limited observable inputs consists of private placement senior notes guaranteed by large regional banks and corporate bonds. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At June 30, 2012, the average NRSRO rating of rated securities is BBB.

Investments in unconsolidated subsidiaries and Other investments consist of limited partnership (LP) and limited liability company (LLC) interests valued using the net asset value (NAV) provided by the LP/LLC, which approximates the fair value of the interest. Such interests include the following:

	Fair Value		Unfunded Commitments

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2012

Investment in unconsolidated subsidiaries:
LP primarily invested in long/short equities (1)	$17,107	$17,123	None
LP primarily invested in non-public equities (2)	6,921	6,718	3,500

	24,028	23,841
Other investments:
LLC primarily invested in private equity and debt (3)	—	15,873	None

	$24,028	$39,714

(1)	The LP holds both long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. Redemptions are allowed with a notice requirement of up to 45 days and are paid within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the LP’s annual audit.
(2)	The LP is structured to provide capital appreciation through diversified investments in private equity, including investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. Redemptions are not allowed, except by special permission of the LP. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans 3 to 5 years.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2. Fair Value Measurement (continued)

(3)	The LLC converted into a publicly traded investment fund during the second quarter of 2012. Prior to conversion, the LLC was structured to provide income through diversified investments in private equity, including mezzanine debt, distressed debt, syndicated bank loans and other private equity-oriented investments.

Liabilities (the 2019 Note payable and the Interest rate swap agreement) are valued using the present value of expected underlying cash flows of the instrument, discounted at rates available on the valuation date for similar instruments issued by entities with a similar credit standing to ProAssurance.

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$10.5	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Liabilities:
2019 Note payable, Interest rate swap agreement	$19.5	Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)

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

June 30, 2012

2. Fair Value Measurement (continued)

The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting.

	June 30, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance March 31, 2012	$7,175	$8,689	$—	$24,430	$15,742	$56,036
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	180	—	180
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	(28)	—	—	—	(28)
Purchases	—	1,937	1,795	—	—	3,732
Sales	—	(88)	—	(582)	—	(670)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	(15,742)	(15,742)

Balance June 30, 2012	$7,175	$10,510	$1,795	$24,028	$—	$43,508

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$180	$—	$180

	June 30, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance December 31, 2011	$7,200	$8,082	$—	$23,841	$15,873	$54,996
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	770	—	770
Net realized investment gains (losses)	—	—	—	—	(131)	(131)
Included in other comprehensive income	—	578	—	—	—	578
Purchases	—	1,937	1,795	—	—	3,732
Sales	(25)	(87)	—	(583)	—	(695)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	(15,742)	(15,742)

Balance June 30, 2012	$7,175	$10,510	$1,795	$24,028	$—	$43,508

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$770	$—	$770

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2. Fair Value Measurement (continued)

	June 30, 2011
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance March 31, 2011	$7,450	$16,880	$—	$25,662	$—	$49,992
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	(535)	—	(535)
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	(534)	—	—	—	(534)
Purchases	—	—	1,684	—	—	1,684
Sales	(125)	(3,311)	—	—	—	(3,436)
Transfers in	—	—	—	—	—	—
Transfers out	—	(5,205)	—	—	—	(5,205)

Balance June 30, 2011	$7,325	$7,830	$1,684	$25,127	$—	$41,966

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(535)	$—	$(535)

	June 30, 2011
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset- backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total

Balance December 31, 2010	$7,550	$21,229	$2,220	$25,112	$—	$56,111
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	15	—	15
Net realized investment gains (losses)	—	—	314	—	—	314
Included in other comprehensive income	—	(714)	(15)	—	—	(729)
Purchases	—	—	1,684	—	—	1,684
Sales	(225)	(8,505)	(1,921)	—	—	(10,651)
Transfers in	—	3,447	—	—	—	3,447
Transfers out	—	(7,627)	(598)	—	—	(8,225)

Balance June 30, 2011	$7,325	$7,830	$1,684	$25,127	$—	$41,966

Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$15	$—	$15

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2. Fair Value Measurement (continued)

Transfers

There were no transfers between the Level 1 and Level 2 categories during the three and six months ended June 30, 2012 or 2011.

The transfer reported in the Level 3 Tables for the three- and six-month periods of 2012 relates to an interest in an LLC that was valued at the beginning of both periods using the NAV of the LLC. The LLC converted into a publicly traded investment fund during the second quarter of 2012. The interest in the converted fund was valued using Level 1 inputs at June 30, 2012.

The transfers shown during the three and six months ended June 30, 2011 relate to securities held for which there was little market activity for identical or nearly identical securities during the period and represent transfers to or from Level 2. Such securities are valued using multiple observable inputs when those inputs are available; otherwise the securities are valued using limited observable inputs.

	June 30, 2012
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance March 31, 2012	$14,962	$4,415	$19,377
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	(99)	319	220
Settlements	(86)	—	(86)

Balance June 30, 2012	$14,777	$4,734	$19,511

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(99)	$319	$220

	June 30, 2012
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance December 31, 2011	$14,180	$4,659	$18,839
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	769	75	844
Settlements	(172)	—	(172)

Balance June 30, 2012	$14,777	$4,734	$19,511

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$769	$75	$844

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2. Fair Value Measurement (continued)

	June 30, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance March 31, 2011	$15,555	$3,415	$18,970
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	389	437	826
Settlements	(81)	—	(81)

Balance June 30, 2011	$15,863	$3,852	$19,715

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$389	$437	$826

	June 30, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total

Balance December 31, 2010	$15,616	$3,658	$19,274
Total (gains) losses realized and unrealized:
Included in earnings as a part of net realized investment (gains) losses	408	194	602
Settlements	(161)	—	(161)

Balance June 30, 2011	$15,863	$3,852	$19,715

Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$408	$194	$602

Fair Value Option Elections

The 2019 Note Payable (the Note) and a related interest rate swap agreement (the Swap) are measured at fair value on a recurring basis, with changes in the fair value of each liability recorded in net realized gains (losses). ProAssurance assumed both liabilities as part of a previous acquisition. The fair value option was elected for the Note and the Swap because valuation at fair value better reflects the economics of the related liabilities and eliminates the inconsistency that would otherwise result from carrying the Note on an amortized cost basis and the Swap at fair value. As discussed in Note 8, ProAssurance repaid both the Note and the Swap in July 2012.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

2. Fair Value Measurement (continued)

Financial Instruments Not Measured At Fair Value

The following table provides the estimated fair value of our financial instruments that are not carried at fair value. All fair values provided fall within the Level 3 fair value category.

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Other Investments	$21,842	$28,568	$22,351	$28,226
Investment in Unconsolidated Subsidiaries	89,314	99,279	87,483	96,443
BOLI	53,571	53,571	52,651	52,651
Other Assets	10,906	10,850	9,636	9,636

Financial liabilities:
Trust Preferred Securities	$22,992	$22,992	$22,992	$22,992
Surplus Notes due May 2034	12,000	12,000	12,000	12,000
Note Payable due February 2012	—	—	515	519
Other Liabilities	14,224	14,110	15,076	14,946

Other Investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in Federal Home Loan Bank (FHLB) common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests is based on the NAV provided by the LP/LLC managers. The estimated fair value of the FHLB common stock is based on the amount ProAssurance would receive if its membership were cancelled, as the membership cannot be sold. The fair value of the annuity is the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.

Investment in Unconsolidated Subsidiaries consists of investments in tax credit partnerships and a non-controlling interest in a limited liability company. Fair values of investments in tax credit partnerships are based on the present value of the cash flows expected to be generated by the partnerships discounted at rates for investments with similar risk structures and repayment periods. The fair value of the LLC interest is estimated as the proceeds ProAssurance would receive upon liquidation of the LLC.

The fair value of the BOLI is the cash surrender value associated with the policies on the valuation date.

Other Assets and Other Liabilities primarily consist of related investment assets and liabilities associated with funded deferred compensation agreements. Other Liabilities also includes certain contractual liabilities related to prior business combinations. Fair values of the funded deferred compensation assets and liabilities are based on the NAVs of the underlying securities. The fair values of the business combination liabilities are based on the present value of the expected cash flows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

3. Investments

The amortized cost and estimated fair value of available-for-sale fixed maturities and equity securities are as follows:

	June 30, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury obligations	$216,909	$14,884	$(17)	$231,776
U.S. Agency obligations	65,635	5,386	(13)	71,008
State and municipal bonds	1,126,525	84,871	(169)	1,211,227
Corporate debt	1,356,759	80,898	(2,913)	1,434,744
Residential mortgage-backed securities	451,226	27,688	(1,977)*	476,937
Commercial mortgage-backed securities	68,707	5,591	(58)	74,240
Other asset-backed securities	88,043	1,302	(3)	89,342

	$3,373,804	$220,620	$(5,150)	$3,589,274

	December 31, 2011

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed maturities
U.S. Treasury obligations	$267,120	$16,748	$(3)	$283,865
U.S. Agency obligations	62,520	5,584	—	68,104
State and municipal bonds	1,145,025	83,568	(206)	1,228,387
Corporate debt	1,307,504	68,105	(7,661)	1,367,948
Residential mortgage-backed securities	514,412	30,270	(2,131)*	542,551
Commercial mortgage-backed securities	76,366	4,881	(59)	81,188
Other asset-backed securities	92,773	978	(31)	93,720

	3,465,720	210,134	(10,091)	3,665,763
Equity securities	6	19	—	25

	$3,465,726	$210,153	$(10,091)	$3,665,788

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $3.1 million at June 30, 2012 and $3.3 million at December 31, 2011.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

3. Investments (continued)

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ProAssurance uses the call date as the contractual maturity for pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value

Fixed maturities, available for sale
U.S. Treasury obligations	$216,909	$35,562	$118,492	$73,654	$4,068	$231,776
U.S. Agency obligations	65,635	5,700	52,293	12,758	257	71,008
State and municipal bonds	1,126,525	29,760	371,190	541,666	268,611	1,211,227
Corporate debt	1,356,759	74,089	685,847	633,546	41,262	1,434,744
Residential mortgage-backed securities	451,226					476,937
Commercial mortgage-backed securities	68,707					74,240
Other asset-backed securities	88,043					89,342

	$3,373,804					$3,589,274

Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeds 10% of shareholders’ equity at June 30, 2012.

At June 30, 2012, ProAssurance has available-for-sale securities with a fair value of $21.8 million on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also has available-for-sale securities with a fair value of $25.4 million that are pledged as collateral security for the 2019 Note Payable (see Note 8).

Business Owned Life Insurance (BOLI)

ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $35 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.

Other Investments

ProAssurance has Other Investments comprised of the following:

(In millions)	June 30, 2012	December 31, 2011

Investment in LLC, at NAV	$—	$15.9
Investments in LPs/LLCs, at cost	15.9	16.2
FHLB capital stock, at cost	4.3	4.4
Other, principally an annuity, at amortized cost	1.6	1.7

	$21.8	$38.2

FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

3. Investments (continued)

Unconsolidated Subsidiaries

ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value		Unfunded Commitments June 30, 2012	Percentage Ownership June 30, 2012
(In millions)	June 30, 2012	December 31, 2011

Investment LPs/LLCs:
Tax credit partnerships	$89.3	$86.8	$32.7	<20%
Long/Short equity fund	17.1	17.1	—	<20%
Non-public equity fund	6.9	6.7	3.5	<20%
Business LLC	—	0.7	—	See below

	$113.3	$111.3	$36.2

Tax credit partnerships interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects.

The Long/Short equity fund LP targets absolute returns using a strategy designed to take advantage of event-driven market opportunities.

The Non-public equity fund LP holds diversified private equities and is structured to provide capital appreciation.

The Business LLC interest is a convertible preferred interest in a service-related business that began business operations in 2011. The preferred interest can be converted into a non-controlling common interest in May 2015, but conversion is not required. As of June 30, 2012 the carrying value of the interest is zero due to the recognition of losses incurred to-date by the LLC.

Investments Held in a Loss Position

The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2012 and December 31, 2011, including the length of time the investment has been held in a continuous unrealized loss position.

	June 30, 2012

	Total		Less than 12 months		More than 12 months

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss

Fixed maturities, available for sale
U.S. Treasury obligations	$6,763	$(17)	$6,763	$(17)	$—	$—
U.S. Agency obligations	2,975	(13)	2,975	(13)	—	—
State and municipal bonds	20,884	(169)	18,715	(108)	2,169	(61)
Corporate debt	121,495	(2,913)	98,390	(1,770)	23,105	(1,143)
Residential mortgage-backed securities	40,159	(1,977)	29,651	(738)	10,508	(1,239)
Commercial mortgage-backed securities	1,113	(58)	—	—	1,113	(58)
Other asset-backed securities	4,836	(3)	4,765	(3)	71	—

	$198,225	$(5,150)	$161,259	$(2,649)	$36,966	$(2,501)

Other investments
Investments in LPs/LLCs carried at cost	$5,656	$(875)	$4,928	$(663)	$728	$(212)

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

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

As of June 30, 2012, there are 179 debt securities (6.9% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 163 issuers. The single greatest unrealized loss position is approximately $0.8 million; the second greatest unrealized loss position is approximately $0.5 million. The securities were evaluated for impairment as of June 30, 2012.

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

At June 30, 2012, fixed maturity securities held in an unrealized loss position, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position equaled or exceeded the current amortized cost basis of the security; such future cash flows were estimated using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions.

Net Investment Income

Net investment income by investment category is as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In thousands)	2012	2011	2012	2011

Fixed maturities	$34,093	$36,682	$67,363	$72,634
Equities	1,608	186	2,649	416
Short-term investments	38	17	57	73
Other invested assets	39	575	441	1,564
Business owned life insurance	461	472	918	936

	36,239	37,932	71,428	75,623
Investment expenses	(1,729)	(1,635)	(3,425)	(3,166)

Net investment income	$34,510	$36,297	$68,003	$72,457

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

3. Investments (continued)

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30

(In thousands)	2012	2011	2012	2011

Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(218)	$(319)	$(463)	$(769)
Corporate debt	—	—	(830)	—
Other investments	—	(746)	(131)	(2,133)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(201)	(113)	(201)	(681)

Net impairment losses recognized in earnings	(419)	(1,178)	(1,625)	(3,583)
Gross realized gains, available-for-sale securities	2,262	5,664	6,150	10,292
Gross realized (losses), available-for-sale securities	(89)	(1,113)	(183)	(1,357)
Net realized gains (losses), trading securities	(50)	223	727	2,915
Change in unrealized holding gains (losses), trading securities	(3,032)	(570)	4,905	(1,341)
Decrease (increase) in the fair value of liabilities carried at fair value	(220)	(826)	(844)	(602)

Net realized investment gains (losses)	$(1,548)	$2,200	$9,130	$6,324

ProAssurance recognized credit-related impairments in earnings of $0.4 million and $0.7 million during the 2012 three- and six-month periods, respectively, and $0.4 million and $1.5 million for the same respective periods of 2011, related to certain residential mortgage-backed securities because the expected future cash flows from the securities were less than the carrying value.

ProAssurance recognized credit-related impairments of $0.8 million related to a corporate debt security during the first quarter of 2012 due to deterioration of the credit standing of the issuer.

ProAssurance recognized impairments of $0.1 million during the first quarter of 2012 and $0.7 million and $2.1 million for the 2011 three- and six-month periods, respectively, related to an interest in an LLC accounted for using the cost method. The LLC announced in 2011 a plan to convert to a publicly traded investment fund, and OTTI was recognized in subsequent periods in order to carry the interest at the NAV reported by the fund. The conversion occurred during the second quarter of 2012.

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment has been recorded in Other Comprehensive Income.

	Three Months Ended June 30		Six Months Ended June 30

(In thousands)	2012	2011	2012	2011

Balance beginning of period	$5,937	$5,334	$5,870	$4,446
Additional credit losses recognized during the period, related to securities for which OTTI has been previously recognized	201	394	268	1,282

Balance June 30	$6,138	$5,728	$6,138	$5,728

Other information regarding sales and purchases of available-for-sale securities are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In millions)	2012	2011	2012	2011

Proceeds from sales (exclusive of maturities and paydowns)	$99.8	$141.4	$305.9	$310.9
Purchases	$99.5	$200.7	$347.1	$452.7

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

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

ProAssurance’s liability for unrecognized tax benefits, exclusive of accrued interest, is $23.7 million at June 30, 2012 and $18.6 million at December 31, 2011 with the increase in the provision being entirely attributable to unrecognized benefits associated with tax positions taken in a prior year. Unrecognized tax benefits at June 30, 2012 and December 31, 2011, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. As with any uncertain tax position, there is a possibility that the ultimate deduction recognized could differ from the provision ProAssurance has established.

5. Deferred Policy Acquisition Costs

Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the successful production of new and renewal insurance contracts are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.

As of January 1, 2012, policy acquisition costs related to unsuccessful contracts are expensed immediately as a result of the revised FASB guidance as discussed in Note 1. ProAssurance adopted the revised guidance on a prospective basis. Under prior guidance, policy acquisition costs capitalized during the three and six months ended June 30, 2012 would have been $13.2 million and $30.3 million, respectively, as compared to $12.1 million and $28.1 million, respectively, capitalized under the current guidance.

Amortization of deferred policy acquisition costs is $14.5 million and $29.6 million for the three and six months ended June 30, 2012, respectively, and $14.6 million and $29.0 million for the three and six months ended June 30, 2011, respectively.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

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

ProAssurance recognized favorable net loss development of $60.1 million and $107.5 million related to previously established reserves for the three and six months ended June 30, 2012, respectively. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2009 accident years.

For the three and six months ended June 30, 2011, ProAssurance recognized favorable net loss development of $50.2 million and $90.2 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2009.

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

ProAssurance has commitments to fund approximately $33 million in capital contributions to tax credit partnerships as of June 30, 2012. Funding of the commitments is primarily expected to occur in 2012 and 2013; additional information regarding tax credit partnership investments is provided in Note 3. ProAssurance has also entered into agreements with several LPs/LLCs, totaling approximately $51 million at June 30, 2012, to be funded within the next five years as requested by the partnership.

On June 26, 2012, ProAssurance entered into an agreement to acquire Medmarc Mutual Insurance Company (Medmarc) through a sponsored demutualization which will provide eligible Medmarc members with cash payments of $146.2 million and future policy credits of $7.5 million. The transaction is subject to customary conditions, including regulatory and Medmarc eligible members’ approval. The transaction is expected to close in early January 2013.

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

8. Long-term Debt

ProAssurance’s outstanding long-term debt consists of the following:

	(In thousands)
	June 30 2012	December 31 2011

Trust Preferred Securities due 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set at 4.3% at June 30, 2012.	$22,992	$22,992
Surplus Notes due May 2034, unsecured. Bears interest at a variable rate of LIBOR plus 3.85%, adjusted quarterly, set at 4.3% at June 30, 2012.	12,000	12,000
Note Payable due February 2019 (the 2019 Note Payable), carried at fair value, principal of $16.9 million at June 30, 2012 and $17.1 million at December 31, 2011. Secured by available-for-sale securities having a fair value at June 30, 2012 of approximately $25.4 million. Bears interest at a variable rate of LIBOR plus 0.7%. See information below regarding the associated interest rate swap.	14,777	14,180
Note Payable due February 2012. Note was repaid on due date.	—	515
Revolving Credit Agreement, expires in 2014, maximum outstanding borrowing of $150 million, interest rate set at the time funds are borrowed. No borrowings have occurred during the periods shown.	—	—

	$49,769	$49,687

Prior to June 30, 2012, ProAssurance obtained required insurance department approvals and notified trustees of its intention to fully redeem the Trust Preferred Securities due 2034 and Surplus Notes due May 2034, for $35.0 million in cash, in August 2012. No gain or loss will be recognized related to the redemption.

2019 Note Payable and Related Interest Rate Swap

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the 2019 Note Payable (the Note) is carried at fair value at both June 30, 2012 and December 31, 2011. Prior to July 2012, see below, a related interest rate swap (the Swap) effectively fixed the interest rate related to the Note at 6.6% and required a monthly exchange of the difference between the fixed Swap rate and the stated variable rate of the Note, referenced against the then outstanding principal balance of the Note. The liability associated with the Swap is carried at fair value at June 30, 2012 and at December 31, 2011, $4.7 million at each date, and is classified as a part of Other Liabilities

In July 2012, ProAssurance repaid without penalty the outstanding principal on the 2019 Note Payable of $16.9 million and terminated the Swap for a cash settlement of $5.1 million. An aggregate loss on the extinguishment of the Note and the Swap of approximately $2.5 million will be recognized in the third quarter of 2012.

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

ProAssurance Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

9. Shareholders’ Equity

At June 30, 2012 and December 31, 2011, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.

During 2011 the Board of Directors of ProAssurance instituted a cash dividend policy. ProAssurance declared cash dividends of $0.25 per share in both the first and second quarters of 2012; the first quarter dividend totaled $7.7 million and was paid in April 2012; the second quarter dividend totaled $7.7 million and was paid in July 2012. The liability for unpaid dividends is included in Other Liabilities. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.

At June 30, 2012, approximately $153.5 million of Board authorizations for the repayment of debt or repurchase of common shares remain available for use, of which $16.9 million was used in July 2012 to repay the 2019 Note Payable. During the 2012 second quarter, Board authorizations totaling $35.0 million were used to notify debt trustees of ProAssurance’s intention to repay debt in August 2012 (see Note 8 for further discussion).

ProAssurance did not repurchase any common shares during the three and six months ended June 30, 2012. ProAssurance repurchased approximately 259,000 common shares, having a total cost of $15.4 million, during the six months ended June 30, 2011, including approximately 6,900 forfeited employer match shares (cost basis of $0.4 million) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan.

Share-based compensation expense is $2.9 million and $5.1 million for the three and six months ended June 30, 2012, respectively, and $2.0 million and $3.7 million for the three and six months ended June 30, 2011, respectively. Related tax benefits are $1.0 million and $1.8 million for the three and six months ended June 30, 2012, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2011, respectively.

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

June 30, 2012

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

Reclassification adjustments related to available-for-sale securities for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In thousands)	2012	2011	2012	2011

Net realized investment gains (losses) included in the calculation of net income	$1,754	$4,119	$4,473	$7,485
Tax effect (at 35%)	(614)	(1,442)	(1,566)	(2,620)

Net realized investment gains (losses) reclassified from other comprehensive income	$1,140	$2,677	$2,907	$4,865

10. Variable Interest Entities

ProAssurance holds passive interests in a number of LPs/LLCs that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance has not consolidated these entities because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At June 30, 2012 ProAssurance’s maximum loss exposure relative to these investments is limited to the carrying value of ProAssurance’s investment in the entity.

The entities consist of 1) investments in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns and 2) a limited liability interest in a development stage business operation classified as Other Investments (carrying value of $15.9 million and $32.1 million at June 30, 2012 and December 31, 2011, respectively) and Investment in Unconsolidated Subsidiaries (carrying value of $24.0 million and $24.5 million at June 30, 2012 and December 31, 2011, respectively).

11. Earnings Per Share

Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance share awards and restricted stock units have vested.

Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the three- and six-month periods ended June 30, 2012 and 2011.

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

Reserve for Losses and Loss Adjustment Expenses

The largest component of our liabilities is our reserve for losses and loss adjustment expenses (reserve for losses or reserve), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as “loss and loss adjustment expenses”, “incurred losses”, “losses incurred” and “losses”). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our estimates of the reserve established for losses of prior periods.

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

Our reserves are established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries. We engage consulting actuaries to review our data and provide us with their observations regarding our data and the adequacy of our established reserve, believing that the consulting actuaries provide an independent view of our loss data as well as a broader perspective on industry loss trends.

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

The Effect of Changing Severity

Severity is defined as the average cost of resolving claims. The severity trend assumption (the expected annual percentage change in severity) is a key assumption for our pricing models. Our current pricing model assumes an average severity trend of 3% to 4% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of 3.2 percentage points. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of MPL claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given this long tail and the previously discussed historical volatility of loss costs, we are generally cautious in making changes to our severity assumptions and actuarial estimations.

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

Loss Development

We re-evaluate our previously established reserves each period based on our most recently available claims data and available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies for estimating reserves give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The development recognized in the first six months of both 2012 and 2011 is primarily attributable to the favorable resolution of claims during the period and an evaluation of established case reserves and paid claims data that indicates that the actual severity associated with the remaining claims will be lower than we had previously estimated. The Critical Accounting Estimates discussion in our 2011 Form 10K includes a more detailed discussion of the methodologies used to evaluate our reserves, beginning on page 30.

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

We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2012, all ceded contracts are accounted for as risk transferring contracts.

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

We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the placement of our reinsurance program and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate.

We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of June 30, 2012; however, periodically, reinsurers may dispute our claim for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.

Investment Valuations

We record the majority of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) is as follows:

	Distribution by GAAP Fair Value Hierarchy			June 30, 2012
	Level 1	Level 2	Level 3	Total Investments

Fair value	7%	88%	1%	96%
Investments not at fair value				4%

Total Investments				100%

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

The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the market place. In addition, we compare provided information for consistency with our other pricing services, known market data and information from our own trades, considering both values and valuation trends. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We also review weekly trades versus the prices supplied by our vendors. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and make adjustments if deemed necessary. To date, we have not adjusted any values supplied by the pricing services.

The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.

Level 1 Investments

As of June 30, 2012, fair values for our equity and a portion of our short-term securities have been determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

Level 2 Investments

With the exception of certain government bonds, most fixed income securities do not trade daily, and thus exchange traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data, including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. We determine fair value for a large portion of our fixed income securities using available market information. In accordance with GAAP, for disclosure purposes we classify securities valued based on multiple market observable inputs as Level 2 securities.

Level 3 Investments

When a pricing service does not provide a value for one of our fixed maturity securities, management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. For disclosure purposes we classify fixed maturity securities valued using limited observable inputs as Level 3 securities.

We also classify as Level 3 our investment interests carried at fair value, based on the NAV provided to us. All investments valued in this manner are LP interests that hold debt and equity securities. Interests valued using a fund-provided NAV at June 30, 2012 total $24.0 million, or 1% of total investments, and are classified as part of our Investment in Unconsolidated Subsidiaries.

Investments Not at Fair Value

Certain of our investments, in accordance with GAAP for the type of investment, are not carried at fair value. Investments not carried at fair value have a carrying value at June 30, 2012 of approximately $164.7 million, which represents 4% of total investments, and are valued as shown in the following table. Additional information about these investments is provided in Note 2 of the Notes to Condensed Consolidated Financial Statements.

(In Millions)	Carrying Value	GAAP Measurement Method
Other investments:
Interests in LPs	$15.9	Cost
Federal Home Loan Bank (FHLB) capital stock	4.3	Cost
Other	1.6	Cost

Total other investments	$21.8

Investment in unconsolidated subsidiaries:
Interests in tax credit partnerships	$89.3	Equity
Interest in a business LLC	—	Equity

Total investment in unconsolidated subsidiaries	$89.3

Business owned life insurance	$53.6	Cash surrender value

Total investments not at fair value	$164.7

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

Unrecognized Tax Benefits

We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At June 30, 2012, our current tax liability includes $23.7 million for unrecognized tax benefits, and $1.1 million for related accrued interest.

Goodwill

Management evaluates the carrying value of goodwill annually during the fourth quarter. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time. We evaluate goodwill as one reporting unit because we operate as a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded as of our last evaluation date, October 3, 2011, that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.

Accounting Changes

We are not aware of any accounting changes that we have not yet adopted as of June 30, 2012 that would have a material impact on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition

Overview

ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and dividends. At June 30, 2012, we held cash and liquid investments of approximately $371.9 million outside of our insurance subsidiaries that are available for use without regulatory approval. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $269 million over the remainder of 2012 without the prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. During the six months ended June 30, 2012, our insurance subsidiaries have paid extraordinary dividends of $25.0 million.

Operating Activities and Related Cash Flows

The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries.

Our operating activities provided positive cash flows of approximately $32.7 million and $53.1 million for the six months ended June 30, 2012 and 2011, respectively. Operating cash flows for 2012 and 2011 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the six months ended June 30, 2011	$53
Increase (decrease) in operating cash flows:
Increase in premium receipts (1)	6
Decrease in payments to reinsurers (2)	4
Increase in losses paid (3)	(28)
Increase in deposit contracts (4)	5
Decrease in cash received for investments (5)	(9)
Decrease in cash paid for other expenses (6)	10
Increase in Federal and state income tax payments (7)	(10)
Other amounts not individually significant, net	2

Cash provided by operating activities for the six months ended June 30, 2012	$33

(1)	The increase in premium receipts primarily reflects an increase in premium volume in 2012, particularly the volume of tail premium, excluding the volume decline in 2012 attributable to two-year term policies. Two year term policies affect gross written premium, but have little effect on timing of premium receipts since half of the written amount is billed in the second term. Tail policies are typically collected in the period written.

(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
(3)	The timing of the payment of individual losses can be sporadic. The increase in loss payments for the first six months of 2012 primarily reflects the resolution of a greater number of larger cases resulting in indemnity payments. We currently estimate that approximately $15 million of the 2012 increase in indemnity payments is recoverable under existing reinsurance arrangements.
(4)	We are party to certain contracts that involve claims handling but do not transfer insurance risk. As required by GAAP, receipts and disbursements for these contracts are not considered as receipts of premium or payments of losses, but rather are considered as deposits received or returned. These contracts do not constitute a significant business activity for us, but, increased our cash flows on a net basis by $5 million in 2012.
(5)	The decrease in cash received for investments reflects the decrease in net investment income as well as timing differences of interest receipts between periods.
(6)	The decrease in cash paid for other expenses is principally attributable to non-recurring payments of APS integration costs, primarily compensation-related, during 2011.
(7)	The net increase in tax payments primarily reflects (in millions):

•	Estimated tax payments in 2012 were higher as compared to 2011 by $8.9 million.
•	Federal tax refunds received in 2011 of $7.0 million
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

Our operating activities provided positive cash flows of approximately $53.0 million and $75.9 million for the six months ended June 30, 2011 and 2010, respectively. Operating cash flows for 2011 and 2010 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the six months ended June 30, 2010	$76
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(19)
Increase in payments to reinsurers (2)	(9)
Decrease in losses paid (3)	24
Decrease in reinsurance recoveries (4)	(12)
Increase in Federal and state income tax payments (5)	(12)
Cash flows contributed by operations acquired November, 2010 as a part of the American Physician’s Service Group, Inc. (APS) transaction	7
Other amounts not individually significant, net	(2)

Cash provided by operating activities for the six months ended June 30, 2011	$53

(1)	The decline in premium receipts primarily reflects a $10.0 million reduction in gross written premiums at our subsidiaries other than APS. Written premiums associated with two-year term policies increased by approximately $6.9 million for the six-month period ended 2011 as compared to 2010, with approximately half of the written amount scheduled to be collected in 2012. Additionally, in 2011 more of our insureds elected to take advantage of payment plans offered to them.

(2)	Reinsurance contracts are generally for premiums written in a specific annual period, but can remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
(3)	The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.
(4)	The timing of reinsurance recoveries varies from period to period and can depend upon the terms of the applicable reinsurance agreement, the nature of the underlying claim and the timing and amount of underlying loss payments.
(5)	The increase in tax payments primarily reflected:

•	Estimated tax payments in 2011 were higher as compared to 2010 by $ 9.4 million.
•	Federal tax refunds received in 2011 were $3.6 million higher as compared to 2010.
•	Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service.

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

Taxes

We have received a draft Notice of Proposed Adjustment from the IRS related to its audit of our 2009 and 2010 federal income tax return stating that the IRS intends to disallow a substantial portion of the loss and loss adjustment expense deduction taken on our returns for these years. The proposed adjustment represents a temporary timing difference and impacts the timing of deductions, rather than their allowance, and would shift tax from deferred to current tax expense but would not increase total tax expense. As now written, the Notice of Proposed Adjustment would require that we reduce our current deduction for loss and loss adjustment expenses, thereby increasing our current tax liability by approximately $100 million including interest associated with the timing of the payment. For financial reporting purposes, the tax liability asserted in the Notice of Proposed Adjustment would be offset, excluding the interest component, by the establishment of a deferred tax asset in recognition that these losses and loss adjustment expenses will be deductible in future periods. We believe that our loss and loss adjustment expense deduction was computed in a manner consistent with tax law, our past practices, and the practices of other MPL insurers. We remain in discussions with the IRS, challenging the position asserted in the draft Notice of Proposed Adjustment. There are other taxpayers with legal actions pending against the IRS in the United States Tax Court challenging IRS audit findings with regard to loss and loss adjustment expense deductions, and any rulings on these cases may influence the timing and amount of any asserted additional tax liability in any final report we receive from the IRS, and in our response to the final report. Any payments made would come out of our cash and investments and could impact future investment earnings, but, except for interest on past-due taxes, if any, recorded tax expense will not change. We do not know when a final resolution will be reached with the IRS, or the amount of additional tax payments or interest that might be asserted.

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

Investing Activities and Related Cash Flows

Investment Exposures

The following table provides summarized information regarding our investments as of June 30, 2012:

		Included in Carrying Value:
(In thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments

Fixed Maturities
Government
U.S. Treasury	$231,776	$14,884	$(17)	AA+	(2)	6%
U.S. Agency	71,008	5,386	(13)	AA+	(2)	2%

Total government	302,784	20,270	(30)	AA+	(2)	7%
State and Municipal Bonds
Pre-refunded	122,242	8,145	—	AA		3%
General obligation	392,362	29,118	(27)	AA		10%
Special revenue	696,623	47,608	(142)	AA-		17%

Total state and municipal bonds	1,211,227	84,871	(169)	AA		30%
Corporate Debt
Financial institutions	422,757	16,034	(1,102)	A		10%
FDIC insured	3,281	11	—	AA+	(2)	<1%
Communications	96,689	5,685	(350)	BBB		2%
Utilities/Energy	281,632	19,486	(376)	BBB+		7%
Industrial	618,805	39,239	(1,084)	BBB+		15%
Other	11,580	443	(1)	A-		<1%

Total corporate debt	1,434,744	80,898	(2,913)	A-		35%
Securities backed by:
Agency mortgages	448,384	27,042	(114)	AA+	(2)	11%
Non-agency mortgages	16,139	258	(611)	BB		<1%
Subprime mortgages	7,832	319	(1,209)	BBB		<1%
Alt A mortgages	4,582	69	(43)	B-		<1%
Commercial mortgages	74,240	5,591	(58)	AAA		2%
Credit card loans	21,675	570	—	AAA		1%
Automobile loans	51,883	418	(3)	AAA		1%
Other asset loans	15,784	314	—	AAA		<1%

Total asset-backed securities	640,519	34,581	(2,038)	AA+		16%

Total fixed maturities	3,589,274	220,620	(5,150)	AA-		88%

Equities
Financial	54,086	—	—			1%
Utilities/Energy	23,938	—	—			1%
Consumer oriented	39,176	—	—			1%
Technology	9,718	—	—			<1%
Industrial	14,555	—	—			<1%
All Other	13,115	—	—			<1%

Total equities	154,588	—	—			4%

Short-Term	167,914	—	—			4%

Business-owned life insurance (BOLI)	53,571	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	89,314	—	—			2%
Business LLC interest	—	—	—			—
Investment in LPs	24,028	—	—			1%

Total investment in unconsolidated subsidiaries	113,342	—	—			3%

Other Investments
FHLB capital stock	4,301	—	—			<1%
Investments in LP/LLCs	15,864	—	—			<1%
Other	1,677	—	—			<1%

Total other investments	21,842	—	—			1%

Total Investments	$4,100,531	$220,620	$(5,150)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.
(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa.

A detailed listing of our investment holdings as of June 30, 2012 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.

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

Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 95% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2012 is 3.8 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities is 3.6 years.

We increased our investment in tax credit limited partnerships by an additional $7 million and $32 million during the first six months of 2012 and 2011, respectively. These investments are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. The $89.3 million carrying value of the partnerships reflects the commitments to the partnerships (less amortization) of which approximately $32.7 million is not yet funded as of June 30, 2012. As of June 30, 2011 the carrying value of the partnerships approximated $90.0 million, of which approximately $61.0 million had not yet been funded.

European Debt Exposure

We have no direct European sovereign debt exposure. We have indirect exposure through our investments in debt securities and through our reinsurance receivables. Issuers of our debt securities and our reinsurers may hold European sovereign debt or have counterparty exposure to European banks or European corporations. Entities that have significant European exposure may suffer credit downgrades due to European sovereign debt exposure or due to European creditor exposure if they have significant business in the Euro-zone or Eurocurrency denominated business should either or both fail, or should a severe European recession arise.

Our debt securities at June 30, 2012 include $127.1 million (3% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European.

Our investments outside of Europe, and particularly our financial sector investments, could also be negatively affected by a significant European economic crisis. Our financial sector investments outside of Europe approximate $431.2 million at June 30, 2012. Also, our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. As of December 31, 2011, two of our largest reinsurers were domiciled in Europe, with net receivables totaling approximately $61 million. Our reinsurance receivables total $254.7 million at June 30, 2012.

We do not currently write insurance policies in Europe and do not have any notes or accounts receivable from European issuers, exclusive of our reinsurance receivables.

Acquisitions

In June 2012, we entered into agreements to acquire Medmarc Mutual Insurance Company (Medmarc) and Independent Nevada Doctors Insurance Exchange (IND). Medmarc will be acquired through a sponsored demutualization that will provide Medmarc’s eligible members with cash payments of $146.2 million and future policy credits of $7.5 million. The transaction is expected to close in early January 2013. Medmarc is an underwriter of product liability insurance for medical technology and life sciences and also underwrites a book of legal professional liability insurance. Medmarc had direct written premium of $41 million for the year ended December 31, 2011 and statutory net assets of $160 million at March 31, 2012. The transaction is subject to customary conditions, including approval by Medmarc’s eligible members and insurance regulators in Vermont where Medmarc is domiciled. IND is a Nevada reciprocal exchange and in 2011 was the leading writer of MPL insurance in the state of Nevada. IND will become a part of ProAssurance through a conversion from a reciprocal to a stock insurance company. The IND transaction requires approval of IND subscribers and the Nevada Division of Insurance. Proceeds from the transaction will be paid in cash to eligible IND subscribers; terms of the transaction are not material to our financial statements. It is anticipated that both acquisitions will be funded with existing capital.

On November 30, 2010, we acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS), a MPL provider principally insuring physicians in the state of Texas, in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million.

Financing Activities and Related Cash Flows

Treasury Shares

We did not repurchase any common shares during the six months ended June 30, 2012. We reacquired approximately 259,000 common shares having a total cost of $15.4 million during the six-month period ended June 30, 2011, including approximately 6,900 forfeited employer match shares (cost basis of $0.4 million) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan. At June 30, 2012, approximately $153.5 million of Board authorizations for the repayment of debt or repurchase of common shares remain available for use, of which $17 million was used in July 2012 to repay the 2019 Note Payable. The remaining Board authorization at June 30, 2012 has been reduced due to repayment notices provided to debt trustees in May and June of 2012 that totaled $35 million (see discussion under “Debt”).

Shareholder Dividends

The Board of Directors of ProAssurance declared cash dividends of $0.25 per share in both the first and second quarters of 2012; the first quarter dividend totaled $7.7 million and was paid in April 2012; the second quarter dividend totaled $7.7 million and was paid in July 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. The liability for unpaid dividends is included in Other Liabilities.

Debt

Our long-term debt as of June 30, 2012 is comprised of the following:

($ in thousands)	Contractual Rate	Outstanding Principal	Carrying Value June 30, 2012

Trust Preferred Securities due 2034	4.3% (1)	$22,992	$22,992
Surplus Notes due May 2034	4.3% (1)	12,000	12,000
2019 Note Payable (2)	6.6% (3)	16,940	14,777
Revolving Credit Agreement (4)	N/A	—	—

			$49,769

(1)	Adjusted quarterly based on LIBOR.
(2)	The 2019 Note Payable is valued at fair value. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
(3)	A related interest rate swap fixes rate at 6.6%. See Note 8 of the Notes to Condensed Consolidated Financial Statements.
(4)	No balance outstanding as of June 30, 2012; expires April 15, 2014.

Prior to June 30, 2012, we obtained required approvals and notified the debt trustees of our intention to repay the Trust Preferred Securities due 2034 and Surplus Notes due May 2034 in August 2012. The principal balances, totaling $35 million, will be repaid at no gain or loss in August 2012.

In July 2012 we repaid in full the $16.9 million outstanding principal of the 2019 Note Payable and terminated the related interest rate swap. We will recognize a $2.5 million loss on the early repayment of the Note and termination of the swap in the third quarter of 2012.

Our revolving credit agreement allows us to borrow up to $150 million that would be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. To date, we have not borrowed any funds under the agreement. We are also a member of the FHLB. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

ProAssurance is currently in compliance with all covenants associated with its borrowing arrangements. Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Overview of Results–Three and Six Months Ended June 30, 2012 and 2011

Net income and Operating income (a non-GAAP financial measure, see reconciliation below) are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In millions, except per share data)	2012	2011	2012	2011

Net income	$58.5	$55.1	$114.1	$102.8
Operating income	$59.5	$53.7	$107.7	$98.6
Net income per diluted share	$1.89	$1.79	$3.69	$3.33
Operating income per diluted share	$1.92	$1.74	$3.49	$3.20

Results from the three and six months ended June 30, 2012 and 2011 compare as follows:

Revenues

Net premiums earned decreased for the 2012 three- and six-month periods by approximately $5.8 million or 4.2% and $1.2 million or 0.5%, respectively, principally reflecting the effects of a competitive market place. The effects of competition were mitigated by an increase in tail premiums written of $1.9 million for the 2012 three-month period and $10.3 million for the 2012 six-month period. Also, a reduction in the estimated premiums owed under our reinsurance arrangements increased net premiums earned by $2.9 million for both the three- and six-month periods.

Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased by $1.6 million or 4.7% for the 2012 three-month period and $5.0 million or 7.2% for the six-month period. Net Investment Income decreased $1.8 million and $4.5 million, for the three- and six-month periods, respectively, primarily due to lower yields on our fixed income securities. Equity in Earnings of Unconsolidated Subsidiaries increased $0.2 million for the 2012 three-month period and decreased $0.5 million for the 2012 six-month period primarily reflecting the net effect of the amortization of a larger investment in tax credit partnerships and higher earnings from our interests in certain LPs.

The three months ended June 30, 2012 resulted in a net realized investment loss of $1.5 million as compared to net realized investment gains of $2.2 million for the same period in 2011. Net realized investment gains were $9.1 million for the six months ended June 30, 2012 as compared to $6.3 million for the 2011 six-month period. Our trading portfolio generated holding losses in the second quarter of 2012 which partially offset holding gains generated during the first quarter of 2012. Net gains from the sale of available-for-sale securities were less in 2012 than in 2011 for both the three- and six-month periods. Impairments recognized in 2012 were lower than in 2011 for both the three-month and the six-month period.

Expenses

Current accident year net losses decreased by $6.4 million or 5.6% and increased by $0.8 million or 0.4% for the 2012 three- and six-month periods, respectively. The decline for the three-month period was principally attributable to a lower volume for physician non-tail exposures. For the six-month period, the effect of a lower volume for non-tail exposures was more than offset by an increase in tail exposures. We expect higher losses per exposure for tail coverages. We reduced net losses by $60.1 million and $107.5 million for the 2012 three- and six-month periods, respectively, and by $50.2 million and $90.2 million for the same periods in 2011 as a result of our review of our estimate of net losses incurred for prior accident years.

Underwriting, policy acquisition and operating expenses increased by $2.5 million or 7.7% and $1.2 million or 1.8% for the 2012 three- and six-month periods, respectively, primarily reflecting higher salary costs in 2012 and the change in timing of recognition of policy acquisition expenses resulting from new FASB guidance.

Ratios

Our net loss ratio decreased by 10.4 percentage points for the 2012 three-month period and 6.0 percentage points for the 2012 six-month period, reflecting reductions of 9.2 percentage points and 6.7 percentage points, respectively, attributable to prior year favorable development. Our current accident year net loss ratio decreased 1.2 percentage points and increased 0.7 percentage points for the 2012 three- and six-month periods, respectively, principally due to changes in the mix of insured risks.

Our underwriting expense ratio increased 2.8 and 0.8 percentage points for the 2012 three- and six-month periods, respectively, reflecting higher expenses and a decline in net earned premium during 2012.

Our operating ratio declined by 7.4 and 3.7 percentage points for the 2012 three- and six-month periods, respectively, reflecting the improved net loss ratio, partially offset by a higher expense ratio and a lower investment ratio.

Return on equity is 10.4% and 10.3% for the 2012 three- and six-month periods, respectively, on an annualized basis.

Book Value per Share

Our book value per share at June 30, 2012 is $74.30 compared to $70.84 at December 31, 2011. The increase primarily reflects the effect of our 2012 net income and an increase in accumulated other comprehensive income, partially offset by dividends declared during the six months ended June 30, 2012 which reduced our book value per share by $0.50. Due to the size of our Shareholders’ Equity (approximately $2.3 billion at June 30, 2012), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

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

The following table is a reconciliation of Net income to Operating income:

	Three Months Ended June 30		Six Months Ended June 30

(In thousands, except per share data)	2012	2011	2012	2011

Net income	$58,453	$55,096	$114,098	$102,790
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	1,548	(2,200)	(9,130)	(6,324)
Guaranty fund assessments (recoupments)	(1)	(15)	(25)	(58)
Effect of confidential settlements, net	—	—	(714)	—

Pre-tax effect of exclusions	1,547	(2,215)	(9,869)	(6,382)

Tax effect, at 35%	(541)	775	3,454	2,234

Operating income	$59,459	$53,656	$107,683	$98,642

Per diluted common share:
Net income	$1.89	$1.79	$3.69	$3.33
Effect of exclusions	0.03	(0.05)	(0.20)	(0.13)

Operating income per diluted common share	$1.92	$1.74	$3.49	$3.20

Results of Operations–Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30			Six Months Ended June 30

($ in thousands, except share data)	2012	2011	Change	2012	2011	Change

Revenues:
Net premiums earned	$131,266	$137,063	$(5,797)	$267,925	$269,140	$(1,215)
Net investment income	34,510	36,297	(1,787)	68,003	72,457	(4,454)
Equity in earnings (loss) of unconsolidated subsidiaries	(2,227)	(2,416)	189	(4,293)	(3,780)	(513)
Net realized investment gains (losses)	(1,548)	2,200	(3,748)	9,130	6,324	2,806
Other income	1,868	1,685	183	3,675	4,273	(598)

Total revenues	163,869	174,829	(10,960)	344,440	348,414	(3,974)

Expenses:
Losses and loss adjustment expenses	55,132	69,394	(14,262)	133,437	146,493	(13,056)
Reinsurance recoveries	(7,048)	(5,041)	(2,007)	(15,154)	(11,717)	(3,437)

Net losses and loss adjustment expenses	48,084	64,353	(16,269)	118,283	134,776	(16,493)
Underwriting, policy acquisition and operating expenses	35,405	32,871	2,534	69,803	68,578	1,225
Interest expense	826	918	(92)	1,651	1,713	(62)

Total expenses	84,315	98,142	(13,827)	189,737	205,067	(15,330)

Income before income taxes	79,554	76,687	2,867	154,703	143,347	11,356
Income taxes	21,101	21,591	(490)	40,605	40,557	48

Net income	$58,453	$55,096	$3,357	$114,098	$102,790	$11,308

Earnings per share:
Basic	$1.91	$1.80	$0.11	$3.73	$3.36	$0.37

Diluted	$1.89	$1.79	$0.10	$3.69	$3.33	$0.36

Net loss ratio	36.6%	47.0%	(10.4)	44.1%	50.1%	(6.0)
Underwriting expense ratio	26.8%	24.0%	2.8	25.7%	24.9%	0.8

Combined ratio	63.4%	71.0%	(7.6)	69.8%	75.0%	(5.2)

Operating ratio	37.1%	44.5%	(7.4)	44.4%	48.1%	(3.7)

Tax ratio	26.5%	28.2%	(1.7)	26.2%	28.3%	(2.1)

Return on equity*	10.4%	11.4%	(1.0)	10.3%	10.8%	(0.5)

* Annualized

In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums Written

Changes in our premium volume are driven by four primary factors: (1) our retention of existing business, (2) the premium charged for business that is renewed, which is affected both by rates charged and by the amount and type of coverage an insured chooses to purchase, (3) the timing of premium written for business generated by multi-period policies, and (4) the amount of new business we generate. The professional liability market remains competitive with some competitors choosing to compete primarily on price.

Gross, ceded and net premiums written are as follows:

	Three Months Ended June 30				Six Months Ended June 30

($ in thousands)	2012	2011	Change		2012	2011	Change

Gross premiums written	$102,228	$115,302	$(13,074)	(11.3%)	$272,676	$276,115	$(3,439)	(1.2%)
Ceded premiums written	(10,358)	(8,291)	(2,067)	24.9%	(22,808)	(19,221)	(3,587)	18.7%

Net premiums written	$91,870	$107,011	$(15,141)	(14.1%)	$249,868	$256,894	$(7,026)	(2.7%)

Gross Premiums Written

Gross premiums written by component are as follows:

	Three Months Ended June 30				Six Months Ended June 30

($ in thousands)	2012	2011	Change		2012	2011	Change

Gross premiums written:
Physician	$73,795	$89,439	$(15,644)	(17.5%)	$205,817	$221,525	$(15,708)	(7.1%)
Non-physician healthcare providers	10,048	10,164	(116)	(1.1%)	21,724	22,076	(352)	(1.6%)
Hospital and facility	8,196	7,336	860	11.7%	15,272	13,585	1,687	12.4%
Other	4,216	4,379	(163)	(3.7%)	10,316	9,685	631	6.5%
Non-continuing	329	273	56	20.5%	706	738	(32)	(4.3%)
Tail coverage premium, all policy types	5,644	3,711	1,933	52.1%	18,841	8,506	10,335	121.5%

Total	$102,228	$115,302	$(13,074)	(11.3%)	$272,676	$276,115	$(3,439)	(1.2%)

Physician Premiums

As compared to 2011, physician premiums declined during the 2012 second quarter period after having been nearly flat for the first quarter period. The expected timing differences associated with two-year policies accounted for more than 35% of total physician premium decrease in both the second quarter and the year-to-date periods.

Our retention rate for our standard physician business is 88% and 90% for the three and six months ended June 30, 2012, respectively, as compared to 90% for both the 2011 three- and six-month periods. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.

Charged rates for our renewed physician business have averaged 2% higher than the expiring premiums during the 2012 three-month period and remained relatively flat for the 2012 six-month period. Our charged rates include the effects of filed rates, surcharges and discounts. The average increase for the second quarter is attributable to the mix of policies renewed during the period rather than to rate increases across all lines and states. In the second quarter of 2012 as compared to second quarter 2011, more renewals were claims-made policies subject to a standard rate increase. Rates for claims made policies increase at renewal for four renewals (years) after the policy is initially written.

Approximately $5.6 million and $6.1 million of the written premium decrease for the three- and six-month periods, respectively, is associated with two-year term policies. Gross premiums written associated with these policies is $1.5 million and $7.6 million for the three and six months ended June 30, 2012, respectively, as compared to $7.1 million and $12.6 million for the same respective periods in 2011. We offer two-year term policies (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written.

New physician business written in 2012 approximated $2 million and $5 million for the three- and six-month periods, respectively.

Non-physician Premiums

Non-physician healthcare providers are primarily dentists, chiropractors and allied health professionals. Premium volume for these coverages is consistent with 2011.

Hospital and facility premiums increased for the three- and six-month periods of 2012 primarily due to new business.

Non-physician “other” premiums are primarily legal professional liability premiums. Changes in premium volume for these coverages for the 2012 three- and six-month periods principally relate to legal professional liability premiums.

Non-continuing premiums consist of premiums derived from optometry coverages discontinued in early 2012 and certain miscellaneous liability coverages which were discontinued in 2010 but that continued to produce small amounts of written premium in 2011.

Tail Coverage Premiums

We offer extended reporting endorsement or “tail” coverage to insureds that are discontinuing their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. A large portion of the increase in tail premium for the 2012 six-month period is attributable to a single custom policy issued to a hospital that terminated its self insurance arrangement.

Ceded Premiums Written

Ceded premiums written compare as follows:

	Three Months Ended June 30				Six Months Ended June 30

($ in thousands)	2012	2011	Change		2012	2011	Change

Primary reinsurance arrangements	$4,545	$5,870	$(1,325)	(22.6%)	$12,107	$12,567	$(460)	(3.7%)
Reduction in premiums owed under reinsurance arrangements	(2,850)	—	(2,850)	nm	(2,850)	—	(2,850)	nm
Ascension Certitude program	4,779	3,727	1,052	28.2%	5,153	3,739	1,414	37.8%
Commutation	—	(5,634)	5,634	nm	—	(5,634)	5,634	nm
Other premiums ceded	3,884	4,328	(444)	(10.3%)	8,398	8,549	(151)	(1.8%)

Total ceded premiums written	$10,358	$8,291	$2,067	24.9%	$22,808	$19,221	$3,587	18.7%

We reinsure most of our MPL coverages under a single reinsurance agreement that is renewed annually. There was no significant change in treaty terms upon the last renewal of the program.

Premiums ceded represent the amounts owed to our reinsurers for their assumption of a portion of our losses. The ultimate amount owed under certain of our reinsurance arrangements is variable and is determined by the loss experience of the business ceded, subject to minimums and maximums. Many years may elapse before all losses recoverable under a reinsurance arrangement are known. In the intervening periods, amounts owed are estimated. Premiums ceded for the current period includes both our estimate of premiums owed under reinsurance arrangements of the current period and changes to our previous estimate of premiums owed under reinsurance arrangements of prior periods. During the second quarter of 2012, we reduced our estimate of premiums owed under reinsurance arrangements for prior years by $2.9 million.

A substantial portion of the policies renewed under the Ascension Health (Ascension) Certitude program during the 2012 second quarter are heavily reinsured by an Ascension affiliate. There was a nominal amount of Ascension premium written prior to the second quarter of 2011.

During 2011, we commuted (terminated) certain of our reinsurance arrangements with Colisee Re (formerly AXA Reassurance S.A.) in return for approximately $4.3 million in cash. The commutation reduced Ceded Premium, on both a written and an earned basis, by $5.6 million and reduced Reinsurance Recoveries by approximately $4.0 million.

Ceded Premiums Ratio

The principal components of the change in our ceded premiums ratio (ceded premiums as a percentage of gross premiums written) are shown in the following table:

	Three Months Ended June 30			Six Months Ended June 30

	2012	2011	Change	2012	2011	Change

Ceded premiums ratio, excluding other listed factors	8.9%	9.3%	(0.4)	7.8%	7.8%	—
Effect on ceded premiums ratio from:
Reduction in premiums owed under reinsurance arrangements	(3.0%)	—	(3.0)	(1.1%)	—	(1.1)
Ascension Certitude program	4.2%	3.0%	1.2	1.7%	1.3%	0.4
Commutation	—	(5.1%)	5.1	—	(2.1%)	2.1

Ceded premiums ratio, as reported	10.1%	7.2%	2.9	8.4%	7.0%	1.4

Net Premiums Earned

Net premiums earned are as follows:

	Three Months Ended June 30				Six Months Ended June 30

($ in thousands)	2012	2011	Change		2012	2011	Change

Premiums earned	$138,412	$142,409	$(3,997)	(2.8%)	$286,015	$283,783	$2,232	0.8%
Premiums ceded	(7,146)	(5,346)	(1,800)	33.7%	(18,090)	(14,643)	(3,447)	23.5%

Net premiums earned	$131,266	$137,063	$(5,797)	(4.2%)	$267,925	$269,140	$(1,215)	(0.5%)

Net premiums earned consist of premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a two-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to commutations or changes to estimates of premiums owed under reinsurance arrangements are fully earned in the period of change.

The increase in premiums earned for the 2012 six-month period is primarily attributable to tail premiums written. Components of the increase in premiums ceded for the 2012 three- and six-month periods are detailed in the following table:

	Premiums Ceded Increase (Decrease) 2012 versus 2011

($ in thousands)	Three Months Ended June 30	Six Months Ended June 30

Reduction in premiums owed under reinsurance arrangements*	$(2,850)	$(2,850)
Ascension Certitude program*	787	2,004
Commutation*	5,634	5,634
All other factors	(1,771)	(1,341)

Net increase	$1,800	$3,447

*	See “Ceded Premiums Written.”

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

Net investment income by investment category is as follows:

	Three Months Ended June 30				Six Months Ended June 30

($ in thousands)	2012	2011	Change		2012	2011	Change

Fixed maturities	$34,093	$36,682	$(2,589)	(7.1%)	$67,363	$72,634	$(5,271)	(7.3%)
Equities	1,608	186	1,422	>100%	2,649	416	2,233	>100%
Short-term investments	38	17	21	>100%	57	73	(16)	(21.9%)
Other invested assets	39	575	(536)	(93.2%)	441	1,564	(1,123)	(71.8%)
Business owned life insurance	461	472	(11)	(2.3%)	918	936	(18)	(1.9%)
Investment expenses	(1,729)	(1,635)	(94)	5.7%	(3,425)	(3,166)	(259)	8.2%

Net investment income	$34,510	$36,297	$(1,787)	(4.9%)	$68,003	$72,457	$(4,454)	(6.1%)

Fixed Maturities

The decrease in income for the 2012 three- and six-month periods primarily reflects lower yields on our portfolio, combined with lower average fixed income investment balances. A $0.5 million and $0.9 million decline in the income produced by our Treasury Inflation-Protected Securities (TIPS) for the three- and six-month periods in 2012 contributed to the lower yield.

The overall yield on our portfolio declined for the 2012 three- and six-month periods because we have not been able to reinvest proceeds from maturities, pay-downs and sales at rates comparable to expiring rates while maintaining our asset quality and the duration of our portfolio. Average yields for our available-for-sale fixed maturity securities during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months ended June 30		Six Months Ended June 30

	2012	2011	2012	2011

Average income yield	4.0%	4.2%	3.9%	4.2%
Average tax equivalent income yield	4.5%	4.7%	4.5%	4.7%

The level of our investment in fixed maturity securities varies depending upon a number of factors, including, among others, our operating cash needs, anticipated shifts in credit markets, the attractiveness of other investment alternatives and cash needed for acquisitions or other capital purposes. In 2012 as compared to 2011, our average investment in fixed maturities decreased by approximately 3% and 2% for the three- and six-month periods, respectively.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method, as follows:

	Three Months Ended June 30			Six Months Ended June 30

(In thousands)	2012	2011	Change	2012	2011	Change

Investment LPs	$180	$(535)	$715	$770	$15	$755
Business LLC interest	(182)	(593)	411	(728)	(1,409)	681
Tax credit partnerships	(2,225)	(1,288)	(937)	(4,335)	(2,386)	(1,949)

Equity in earnings (loss) of unconsolidated subsidiaries	$(2,227)	$(2,416)	$189	$(4,293)	$(3,780)	$(513)

We hold interests in certain LPs that generate earnings from trading portfolios. The performance of the LPs is affected by the volatility of equity and credit markets.

Our business LLC interest is a non-controlling interest in an entity that began active business in 2011. We recognize quarterly our allocable portion of the operating results reported by the LLC. The entity has been slower to produce positive operating returns than initially anticipated and losses to date have fully eroded our initial investment.

Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $2.5 million and $5.1 million during the three and six months ended June 30, 2012, respectively, while we recognized $2.2 million and $4.3 million of pre-tax amortization ($1.4 million and $2.8 million after tax) during the same respective periods on these investments noted in the table above.

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

	Three Months Ended June 30		Six Months Ended June 30

(In thousands)	2012	2011	2012	2011

Net investment income, as reported for GAAP	$34,510	$36,297	$68,003	$72,457
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	4,606	4,836	9,290	9,842
BOLI	248	254	494	504
Dividends received deduction	214	168	481	376

Pro forma tax-equivalent net investment income	39,578	41,555	78,268	83,179
Equity in earnings (loss) of unconsolidated subsidiaries, as reported for GAAP	(2,227)	(2,416)	(4,293)	(3,780)
Taxable equivalent adjustment, calculated using the 35% federal statutory tax rate:
Tax credit partnerships	3,818	2,831	7,861	4,860

Pro forma tax-equivalent equity in earnings (loss) of unconsolidated subsidiaries	1,591	415	3,568	1,080

Pro forma tax-equivalent investment results	$41,169	$41,970	$81,836	$84,259

Net Realized Investment Gains (Losses)

The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30

(In thousands)	2012	2011	2012	2011

Other-than-temporary impairment losses, total:
Residential mortgage-backed securities	$(218)	$(319)	$(463)	$(769)
Corporate debt	—	—	(830)	—
Other investments	—	(746)	(131)	(2,133)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(201)	(113)	(201)	(681)

Net impairment losses recognized in earnings	(419)	(1,178)	(1,625)	(3,583)
Gross realized gains, available-for-sale securities	2,262	5,664	6,150	10,292
Gross realized (losses), available-for-sale securities	(89)	(1,113)	(183)	(1,357)
Net realized gains (losses), trading securities	(50)	223	727	2,915
Change in unrealized holding gains (losses), trading securities	(3,032)	(570)	4,905	(1,341)
Decrease (increase) in the fair value of liabilities carried at fair value	(220)	(826)	(844)	(602)

Net realized investment gains (losses)	$(1,548)	$2,200	$9,130	$6,324

We recognized credit-related impairments in earnings of $0.4 million and $0.7 million during the 2012 three- and six-month periods, respectively, and $0.4 million and $1.5 million for the same respective periods of 2011, related to certain residential mortgage-backed securities because the expected future cash flows from the securities were less than our carrying value.

We recognized credit-related impairments of $0.8 million related to a corporate debt security during the first quarter of 2012 due to deterioration of the credit standing of its issuer.

We recognized impairments of $0.1 million during the first quarter of 2012 and $0.7 million and $2.1 million for the 2011 three- and six-month periods, respectively, related to an interest in an LLC which we accounted for using the cost method. The LLC announced in 2011 that it planned to convert to a publicly traded investment fund and we impaired the investment to the NAV reported by the fund. The conversion occurred during the second quarter of 2012.

We substantially increased the size of our trading portfolio over the previous year. Unrealized trading portfolio losses reflect favorable gains in the first quarter of 2012 which partially deteriorated in the second quarter.

Gains (losses) attributable to change in the fair value of liabilities are entirely attributable to our 2019 Note Payable and the related interest rate swap, as discussed in Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes calendar year net losses and net loss ratios for the three and six months ended June 30, 2012 and 2011 by separating losses between the current accident year and all prior accident years.

	Net Losses

	Three Months Ended June 30			Six Months Ended June 30

($ In millions)	2012	2011	Change	2012	2011	Change

Current accident year	$108.2	$114.6	$(6.4)	$225.8	$225.0	$0.8
Prior accident years	(60.1)	(50.2)	(9.9)	(107.5)	(90.2)	(17.3)

Calendar year	$48.1	$64.4	$(16.3)	$118.3	$134.8	$(16.5)

	Net Loss Ratios*

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	Change	2012	2011	Change

Current accident year	82.4%	83.6%	(1.2)	84.3%	83.6%	0.7
Prior accident years	(45.8%)	(36.6%)	(9.2)	(40.2%)	(33.5%)	(6.7)

Calendar year	36.6%	47.0%	(10.4)	44.1%	50.1%	(6.0)

*	Net losses as specified divided by net premiums earned.

Our current accident year net loss ratios for the three and six months ended June 30, 2012 and 2011 compare as follows:

	Three Months Ended June 30			Six Months Ended June 30

	2012	2011	Change	2012	2011	Change

Current accident year net loss ratio, excluding other listed factors	82.2%	83.2%	(1.0)	83.2%	82.7%	0.5
Effect attributable to:
Reduction in premiums owed under reinsurance arrangements	(1.8%)	—	(1.8)	(1.0%)	—	(1.0)
Commutation recorded in 2011	—	(0.5%)	0.5	—	(0.2%)	0.2
Tail coverages	2.0%	0.9%	1.1	2.1%	1.1%	1.0

Current accident year net loss ratio, as reported	82.4%	83.6%	(1.2)	84.3%	83.6%	0.7

Exclusive of the effect of items separately identified in the table above, the change in our 2012 current accident year net loss ratio is primarily attributable to changes in the mix of insured risks. As discussed under “Net Premiums Earned”, during the second quarter of 2012 we reduced our estimate of premiums owed under reinsurance arrangements which lowered our current accident year net loss ratio for both the three- and the six-month periods as the reduction increased net premiums earned but had no effect on net losses incurred. A commutation recorded in 2011 (see “Net Premiums Earned”) decreased our 2011 current accident year net loss ratio; no commutation was recorded in 2012. An increase in tail coverages during 2012, particularly in the six-month period, partially offset these ratio declines as we expect higher losses for tail coverages than for our other professional liability coverages.

During the three- and six-month periods of both 2012 and 2011, we recognized favorable loss development, on a net basis, related to reserves previously established for prior accident years within our retained layers of coverage ($1 million and below). We recognized favorable loss development of $60.1 million and $107.5 million for the 2012 three- and six-month periods, respectively, primarily related to accident years 2004 to 2009. We recognized favorable loss development of $50.2 million and $90.2 million for the same respective periods of 2011, primarily related to accident years 2004 to 2009. A detailed discussion of factors influencing our recognition of loss development recognized is included in the Critical Accounting Estimates section of Item 2, under the caption “Reserve for Losses and Loss Adjustment Expenses.”

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

Underwriting, Policy Acquisition and Operating Expenses

The table below provides a comparison of 2012 and 2011 underwriting, policy acquisition and operating expenses for the three and six months ended June 30:

	Three Months Ended June 30				Six Months Ended June 30

($ in thousands)	2012	2011	Change		2012	2011	Change

Insurance operation expenses	$35,216	$32,829	$2,387	7.3%	$68,985	$67,075	$1,910	2.8%
Agency expenses	189	42	147	>100%	818	1,503	(685)	(45.6%)

	$35,405	$32,871	$2,534	7.7%	$69,803	$68,578	$1,225	1.8%

Insurance Operation Expenses

The increase in insurance operation expenses in 2012 as compared to the same periods in 2011 primarily reflects the net effect of the following:

–	Salary and benefits expenses increased by $2.0 million and $3.9 million during the 2012 three- and six-month periods, respectively. The increase reflects higher stock compensation and bonus costs as well as additional costs incurred related to the enhancement of our customer service capabilities during 2012. We relocated a number of positions in order to create a centralized customer service center. Relocation benefits are being provided to affected employees as well as termination benefits for employees unable to relocate.

–	As discussed in Notes 1 and 5 of the Notes to Condensed Consolidated Financial Statements, we adopted, on a prospective basis, new FASB guidance related to the deferral of policy acquisition costs. Our 2012 insurance operation expenses include policy acquisition expenses that would have been deferred to later periods under previous accounting guidance of approximately $1.1 million and $2.2 million for the 2012 three- and six-month periods, respectively. The new guidance affects the timing, but not the amount of acquisition costs ultimately expensed, as the decrease in the expense deferral reduces amortization of policy acquisition costs by the same amount, recognized over the term of the associated successful policies. Amortization of policy acquisition costs for the 2012 three- and six-month periods is lower by $0.5 million and $0.7 million, respectively, than would have been recognized under previous guidance.

–	Amortization of deferred policy acquisition costs reflects increases of $0.5 million and $1.3 million for the 2012 three- and six-month periods, respectively, related to the acquisition of APS in November 2010. Due to the application of GAAP purchase accounting rules, no asset for deferred policy acquisition costs was recognized as a part of the purchase price allocation of APS; consequently, amortization of deferred policy acquisition costs in 2011 was reduced.

–	On a sporadic basis our expenses are reduced by recoveries related to the settlement of litigation. Recoveries in 2012 were $0.8 million lower (and thus expenses on a net basis were higher) for the three and six months ended June 30, 2012 than for the comparable periods of 2011.

–	Costs associated with the operations acquired from APS, primarily personnel costs and professional fees, were approximately $1.8 million and $3.3 million lower in the 2012 three- and six-month periods, respectively, as compared to the same respective periods of 2011.

–	Various other operating costs were collectively higher by approximately $0.3 million for the 2012 three-month period and lower by $2.3 million for the 2012 six-month period.

Underwriting Expense Ratio

	Underwriting Expense Ratio *

	Three Months Ended June 30			Six Months Ended June 30

	2012	2011	Change	2012	2011	Change

Underwriting expense ratio	26.8%	24.0%	2.8	25.7%	24.9%	0.8

*	Our expense ratio computations exclude agency expenses as discussed below.

Approximately 1.8 and 0.7 percentage points of the three- and six-month increases in our underwriting expense ratio are attributable to the previously discussed overall increase in expenses. The remainder of the change is due to the change in net earned premium, including the change attributable to reinsurance premiums as discussed under the header “Net Premiums Earned.”

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

Interest Expense

Interest expense remained relatively flat for the three and six months ended June 30, 2012 as compared to the same respective periods in 2011. As discussed in Liquidity and Capital Resources and Financial Condition, we intend to repay all of our outstanding debt, exclusive of the revolving credit agreement, during the third quarter of 2012. Interest expense by debt obligation is provided in the following table:

	Three Months Ended June 30			Six Months Ended June 30

(In thousands)	2012	2011	Change	2012	2011	Change

Trust Preferred Securities due 2034	$252	$244	$8	$506	$483	$23
Surplus Notes due May 2034	131	126	5	264	253	11
2019 Note Payable	284	289	(5)	569	576	(7)
Revolving credit agreement fees and amortization	159	135	24	309	135	174
Other	—	124	(124)	3	266	(263)

	$826	$918	$(92)	$1,651	$1,713	$(62)

Taxes

Factors affecting our effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30

	2012	2011	2012	2011

Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(5.3%)	(4.4%)	(5.6%)	(4.7%)
Tax credits	(4.0%)	(2.4%)	(4.2%)	(2.2%)
Other	0.8%	—	1.0%	0.2%

Effective tax rate	26.5%	28.2%	26.2%	28.3%

Our effective tax rate decreased in 2012 as compared to 2011, primarily due to an increase in the expected tax benefit from tax credits transferred to us by our tax credit partnership investments and an increase in the expected effect of tax-exempt dividend income. We recognized expected tax benefits of approximately $2.5 million and $5.1 million for the three and six months ended June 30, 2012, respectively, related to the credits, compared to expected tax benefits of $1.8 million and $3.2 million for the 2011 three- and six-month periods.

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

The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2012 and December 31, 2011. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	June 30, 2012

	(200)	(100)	Current	100	200

Fair Value (in millions):
U.S. Treasury obligations	$250	$249	$232	$227	$222
U.S. Agency obligations	72	72	71	69	66
State and municipal bonds	1,253	1,239	1,211	1,145	1,093
Corporate debt	1,484	1,474	1,435	1,382	1,334
Asset-backed securities	654	651	640	620	597

All fixed maturity securities	$3,713	$3,685	$3,589	$3,443	$3,312

Duration:
U.S. Treasury obligations	3.10	3.08	3.02	2.96	2.89
U.S. Agency obligations	2.78	2.78	2.84	3.26	3.33
State and municipal bonds	3.98	4.17	4.35	4.46	4.54
Corporate debt	4.09	4.11	4.07	3.99	3.91
Asset-backed securities	1.27	1.50	2.65	3.41	3.81
All fixed maturity securities	3.46	3.57	3.82	3.96	4.02

	December 31, 2011

Fair Value (in millions):
U.S. Treasury obligations	$303	$301	$284	$277	$270
U.S. Agency obligations	70	70	68	65	63
State and municipal bonds	1,301	1,279	1,228	1,172	1,117
Corporate debt	1,429	1,413	1,368	1,314	1,263
Asset-backed securities	735	733	718	695	669

All fixed maturity securities	$3,838	$3,796	$3,666	$3,523	$3,382

Duration:
U.S. Treasury obligations	3.42	3.39	3.33	4.00	3.95
U.S. Agency obligations	3.25	3.26	3.43	3.62	3.69
State and municipal bonds	4.22	4.44	4.58	4.69	4.76
Corporate debt	4.07	4.05	4.00	3.91	3.83
Asset-backed securities	1.01	1.54	2.87	3.48	3.83
All fixed maturity securities	3.47	3.63	3.91	4.09	4.14

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

ProAssurance’s cash and short-term investment portfolio at June 30, 2012 is on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk

We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

As of June 30, 2012, 95% of our fixed maturity securities are rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

We hold $1.2 billion of municipal bonds at June 30, 2012. We require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of June 30, 2012, on a stand-alone basis, our municipal bonds have a weighted average rating of AA.

We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (on both paid and unpaid losses) approximate $255 million at June 30, 2012 and $252 million at December 31, 2011. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.

Equity Price Risk

At June 30, 2012 the fair value of our investment in common stocks is $155 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities is 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10% to $169 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10% in the fair value of these securities to $140 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4.	CONTROLS AND PROCEDURES.

The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2012. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 7 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2012	—	$—	—	$188,449,201
May 1 – 31, 2012	—	$—	—	$176,449,201	(2)
June 1 – 30, 2012	—	$—	—	$153,457,201	(2)

Total	—	$—	—

(1)	In November 2010, the ProAssurance Board of Directors authorized $200 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
(2)	After giving effect to commitments to redeem Trust Preferred Securities and Surplus Notes. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS

10.1	Form of Release and Severance Compensation Agreement dated as of September 1, 2011 between ProAssurance and Ross E. Taubman:*

10.2	Form of Release and Severance Compensation Agreement dated as of April 2, 2012 between ProAssurance and Jerry D. Brant.*

10.3	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance:*

Victor T. Adamo
Lucian F. Bloodworth
Robert E. Flowers
Howard H. Friedman
M. James Gorrie
Jeffrey P. Lisenby
William J. Listwan
John J. McMahon
Drayton Nabers
Frank B. O’Neil
Ann F. Putallaz
Edward L. Rand, Jr.
Frank A. Spinosa
W. Stancil Starnes
Ross E. Taubman
Anthony R. Tersigni
Darryl K. Thomas
Adam P. Wilczek
Thomas A. S. Wilson, Jr.

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

August 6, 2012

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer
(Duly authorized officer and principal financial and accounting officer)