Form 10-Q
period 2012-09-30
PROASSURANCE CORP
filed 2012-11-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2012, there were 30,735,123 shares of the registrant’s common stock outstanding.

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

Additional risks that could adversely affect the proposed mergers of Medmarc Insurance Group (Medmarc) and Independent Nevada Doctors Insurance Exchange (IND) into ProAssurance, include but are not limited to, the following:

•	the businesses of ProAssurance and Medmarc or ProAssurance and IND may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the cost savings from either transaction may not be fully realized or may take longer to realize than expected;

•	operating costs, customer loss and business disruption following either or both transactions, including adverse effects on relationships with employees, may be greater than expected;

•	governmental approvals of either or both transactions may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of either or both transactions;

•	there may be restrictions on our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	the board of directors of Medmarc or the Subscriber Advisory Committee (SAC) of IND may withdraw their recommendation in favor of a competing acquisition proposal; and

•	those policyholders eligible to vote on the proposed Medmarc transaction may fail to approve it.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,325,657 and $3,465,720, respectively	$3,570,179	$3,665,763
Equity securities, available for sale, at fair value; cost, $6 at December 31, 2011	—	25
Equity securities, trading, at fair value; cost, $169,144 and $101,078, respectively	183,978	103,133
Short-term investments	167,516	119,421
Business owned life insurance	52,070	52,651
Investment in unconsolidated subsidiaries	120,670	111,324
Other investments	31,221	38,224
Total Investments	4,125,634	4,090,541

Cash and cash equivalents	97,659	130,400
Premiums receivable	125,204	120,220
Receivable from reinsurers on paid losses and loss adjustment expenses	9,292	4,175
Receivable from reinsurers on unpaid losses and loss adjustment expenses	231,250	247,658
Prepaid reinsurance premiums	16,100	12,568
Deferred policy acquisition costs	25,042	26,626
Deferred taxes	7,962	30,989
Real estate, net	41,111	40,432
Intangible assets	50,209	53,703
Goodwill	159,625	159,625
Other assets	83,578	81,941
Total Assets	$4,972,666	$4,998,878

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,153,548	$2,247,772
Unearned premiums	257,661	251,155
Reinsurance premiums payable	86,047	82,039
Total Policy Liabilities	2,497,256	2,580,966
Other liabilities	126,012	203,772
Long-term debt, $35,507 at amortized cost and $14,180 at fair value at December 31, 2011	—	49,687
Total Liabilities	2,623,268	2,834,425

Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 34,721,820 and 34,551,494 shares issued, respectively	347	346
Additional paid-in capital	543,471	538,625
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $85,583 and $70,022, respectively	158,936	130,037
Retained earnings	1,851,052	1,699,853
	2,553,806	2,368,861
Treasury shares, at cost, 3,997,951 shares	(204,408)	(204,408)
Total Shareholders’ Equity	2,349,398	2,164,453

Total Liabilities and Shareholders’ Equity	$4,972,666	$4,998,878
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts
Balance at December 31, 2011	$2,164,453	$130,037	$1,699,853	$334,563
Net income	174,204	—	174,204	—
Dividends to shareholders	(23,005)	—	(23,005)	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	28,899	28,899	—	—
Common shares issued for compensation and net effect of restricted and performance shares issued and stock options exercised	(1,534)	—	—	(1,534)
Share-based compensation	6,381	—	—	6,381
Balance at September 30, 2012	$2,349,398	$158,936	$1,851,052	$339,410

	Total	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Other Capital Accounts
Balance at December 31, 2010	$1,855,863	$79,124	$1,428,026	$348,713
Net income	146,494	—	146,494	—
Dividends to shareholders	(7,632)	—	(7,632)	—
Change in net unrealized gains (losses) on investments, after tax, net of reclassification adjustments	43,224	43,224	—	—
Common shares reacquired	(21,013)	—	—	(21,013)
Common shares issued for compensation and net effect of performance shares issued and stock options exercised	(595)	—	—	(595)
Share-based compensation	5,422	—	—	5,422
Balance at September 30, 2011	$2,021,763	$122,348	$1,566,888	$332,527
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues
Net premiums earned	$127,125	$134,627	$395,050	$403,766
Net investment income	33,910	34,116	101,912	106,573
Equity in earnings (loss) of unconsolidated subsidiaries	211	(2,264)	(4,082)	(6,044)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(142)	(1,389)	(1,566)	(4,291)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	(142)	(201)	(823)
Net impairment losses recognized in earnings	(142)	(1,531)	(1,767)	(5,114)
Other net realized investment gains (losses)	13,361	(10,441)	24,115	(534)
Total net realized investment gains (losses)	13,219	(11,972)	22,348	(5,648)
Other income	1,529	7,471	5,207	11,745

Total revenues	175,994	161,978	520,435	510,392

Expenses
Losses and loss adjustment expenses	63,675	71,777	197,112	218,270
Reinsurance recoveries	(7,054)	(8,601)	(22,208)	(20,319)
Net losses and loss adjustment expenses	56,621	63,176	174,904	197,951
Underwriting, policy acquisition and operating expenses	33,280	34,954	103,083	103,534
Interest expense	350	932	2,002	2,645
Loss on extinguishment of debt	2,163	—	2,163	—

Total expenses	92,414	99,062	282,152	304,130

Income before income taxes	83,580	62,916	238,283	206,262

Provision for income taxes
Current expense (benefit)	19,017	19,220	56,612	46,049
Deferred expense (benefit)	4,457	(9)	7,467	13,719
Total income tax expense (benefit)	23,474	19,211	64,079	59,768

Net income	$60,106	$43,705	$174,204	$146,494

Other comprehensive income, after tax, net of reclassification adjustments (see Note 9)	18,885	23,291	28,899	43,224

Comprehensive income	$78,991	$66,996	$203,103	$189,718

Earnings per share:
Basic	$1.96	$1.43	$5.69	$4.79
Diluted	$1.94	$1.42	$5.64	$4.75

Weighted average number of common shares outstanding:
Basic	30,674	30,557	30,641	30,577
Diluted	30,938	30,847	30,902	30,844

Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.25
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2012	2011
Operating Activities
Net income	$174,204	$146,494
Depreciation and amortization	28,280	27,182
Loss (gain) on extinguishment of debt	2,163	—
Net realized investment (gains) losses	(22,348)	5,648
Share-based compensation	6,381	5,422
Deferred income taxes	7,467	13,719
Other	(2,423)	(328)
Changes in assets and liabilities:
Premiums receivable	(4,984)	(17,061)
Other assets	(3,633)	4,090
Reserve for losses and loss adjustment expenses	(94,224)	(21,008)
Unearned premiums	6,506	21,652
Reinsurance related assets and liabilities	11,767	(8,510)
Other liabilities	(47,800)	(70,882)

Net cash provided by operating activities	61,356	106,418

Investing Activities
Purchases of:
Fixed maturities, available for sale	(533,780)	(597,762)
Equity securities, trading	(84,008)	(87,787)
Other investments	(9,539)	(429)
Funding of tax credit limited partnerships	(29,458)	(21,542)
(Investments in) distributions from unconsolidated subsidiaries, net	(6,451)	—
Proceeds from sale or maturities of:
Fixed maturities, available for sale	666,054	586,455
Equity securities, available for sale	—	3,836
Equity securities, trading	33,343	40,648
Other investments	588	596
Net sales or maturities (purchases) of short-term investments	(48,230)	71,614
Unsettled security transactions, net	3,399	4,897
Cash received (paid) for other assets	(5,651)	(9,581)

Net cash provided (used) by investing activities	(13,733)	(9,055)

Financing Activities
Repayment of long-term debt and related swap	(57,660)	—
Repurchase of common stock	—	(21,013)
Dividends to shareholders	(22,922)	—
Other	218	(1,494)

Net cash provided (used) by financing activities	(80,364)	(22,507)

Increase (decrease) in cash and cash equivalents	(32,741)	74,856
Cash and cash equivalents at beginning of period	130,400	50,851

Cash and cash equivalents at end of period	$97,659	$125,707
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2011 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2012 for recognition or disclosure in its financial statements and notes to financial statements.
Accounting Changes Not Yet Adopted
Intangibles-Goodwill and Other
Effective for fiscal years beginning after September 15, 2012, the FASB revised guidance related to impairment testing of indefinite-lived intangible assets. The new guidance permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. Quantitative impairment testing is required only if the assessment of qualitative factors indicates it is more likely than not that impairment exists. ProAssurance plans to adopt the guidance beginning January 1, 2013. Adoption of this guidance is expected to have no effect on ProAssurance's results of operations or financial position.
Disclosures About Offsetting Assets and Liabilities
Effective for fiscal years beginning on or after January 1, 2013, the Financial Accounting Standards Board (FASB) revised guidance related to disclosures about certain assets and liabilities in an entity’s financial statements. The guidance requires disclosures related to the net and gross positions of certain financial instruments and transactions that are either eligible for offset in accordance with existing GAAP guidance or subject to an agreement that requires such offset. The guidance must be applied retrospectively for all prior periods presented. ProAssurance plans to adopt the guidance beginning January 1, 2013. Adoption of this guidance is expected to have no effect on ProAssurance’s results of operations or financial position as it impacts disclosures only.
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
September 30, 2012

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

Fair values of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)

	September 30, 2012
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$218,542	$—	$218,542
U.S. Government-sponsored enterprise obligations	—	62,691	—	62,691
State and municipal bonds	—	1,206,113	7,175	1,213,288
Corporate debt, multiple observable inputs	—	1,453,004	—	1,453,004
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	349	349
Other corporate debt, NRSRO ratings available	—	—	16,570	16,570
Other corporate debt, NRSRO ratings not available	—	—	6,847	6,847
Residential mortgage-backed securities	—	375,673	—	375,673
Agency commercial mortgage-backed securities	—	71,462	—	71,462
Other commercial mortgage-backed securities	—	76,742	—	76,742
Other asset-backed securities	—	70,986	4,025	75,011
Equity securities
Financial	66,885	—	—	66,885
Utilities/Energy	29,207	—	—	29,207
Consumer oriented	46,394	—	—	46,394
Technology	10,543	—	—	10,543
Industrial	16,374	—	—	16,374
All other	14,575	—	—	14,575
Short-term investments	72,632	94,884	—	167,516
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	31,479	31,479
Total assets	$256,610	$3,630,097	$66,445	$3,953,152

Liabilities:
2019 Note payable	—	—	—	—
Interest rate swap agreement	—	—	—	—
Total liabilities	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)

	December 31, 2011
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$283,865	$—	$283,865
U.S. Government-sponsored enterprise obligations	—	68,104	—	68,104
State and municipal bonds	—	1,221,187	7,200	1,228,387
Corporate debt, multiple observable inputs	—	1,359,866	—	1,359,866
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	612	612
Other corporate debt, NRSRO ratings available	—	—	6,310	6,310
Other corporate debt, NRSRO ratings not available	—	—	1,160	1,160
Residential mortgage-backed securities	—	452,932	—	452,932
Agency commercial mortgage-backed securities	—	81,530	—	81,530
Other commercial mortgage-backed securities	—	81,188	—	81,188
Other asset-backed securities	—	101,809	—	101,809
Equity securities
Financial	25,281	—	—	25,281
Utilities/Energy	18,748	—	—	18,748
Consumer oriented	29,711	—	—	29,711
Technology	7,556	—	—	7,556
Industrial	9,185	—	—	9,185
All other	12,677	—	—	12,677
Short-term investments	111,359	8,062	—	119,421
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	23,841	23,841
Other investments	—	—	15,873	15,873
Total assets	$214,517	$3,658,543	$54,996	$3,928,056

Liabilities:
2019 Note payable	—	—	14,180	14,180
Interest rate swap agreement	—	—	4,659	4,659
Total liabilities	$—	$—	$18,839	$18,839
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
September 30, 2012

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
U.S. Government-sponsored enterprise obligations are valued using pricing models that consider current and historical market data, normal trading conventions, credit ratings, and the particular structure and characteristics of the security being valued, such as yield to maturity, redemption options, and contractual cash flows. Adjustments to model inputs or model results are included in the valuation process when necessary to reflect recent events, such as regulatory, government or corporate actions or significant economic, industry or geographic events that would affect the security’s fair value.
State and municipal bonds are valued using a series of matrices that consider credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations are further adjusted, when necessary, to reflect recent events such as significant economic or geographic events or ratings changes that would affect the security’s fair value.
Corporate debt with multiple observable inputs consists primarily of corporate bonds, but also includes a small number of bank loans. The methodology used to value Level 2 corporate bonds is the same as the methodology previously described for U.S. Government-sponsored enterprise obligations. Bank loans are valued by an outside vendor based upon a widely distributed, loan-specific listing of average bid and ask prices published daily by an investment industry group. The publisher of the listing derives the averages from data received from multiple market-makers for bank loans.
Residential and commercial mortgage backed securities. Agency pass-through securities are valued using a matrix, considering the issuer type, coupon rate and longest cash flows outstanding. The matrix is developed daily based on available market information. Agency and non-agency collateralized mortgage obligations are both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Evaluations of Alt-A mortgages include a review of collateral performance data, which is generally updated monthly.
Other asset-backed securities are valued using models that consider the structure of the security, monthly payment information, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Spreads and prepayment speeds consider collateral type. Evaluations of subprime home equity loans use the same evaluation methodology as previously described for Alt-A mortgages.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)
Level 3 Valuation Methodologies
State and municipal bonds consists of auction rate municipal bonds valued internally using published quotes for similar securities or by using a model based on discounted cash flows using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At September 30, 2012 and December 31, 2011 all of these bonds were rated A- or better.
Corporate debt with limited observable inputs consists of private placement senior notes guaranteed by large regional banks and contain corporate bonds. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At September 30, 2012, the average rating of rated securities, primarily NRSRO ratings, was BBB+.
Other asset-backed securities consists of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Investment in unconsolidated subsidiaries and Other investments consist of limited partnership (LP) and limited liability company (LLC) interests valued using the net asset value (NAV) provided by the LP/LLC, which approximates the fair value of the interest.
Such interests included the following:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2012	September 30, 2012	December 31, 2011
Investment in unconsolidated subsidiaries:
LP primarily invested in long/short equities (1)	None	$17,740	$17,123
LPs primarily invested in non-public equities (2)	$46,712	13,739	6,718
		31,479	23,841
Other investments:
LLC primarily invested in private equity and debt (3)	None	—	15,873
		$31,479	$39,714

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

(2)
The LPs are structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. Redemptions are not allowed for one of the LPs, except by special permission of the LP. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans from 4 to 7 years.

(3)
The LLC converted into a publicly traded investment fund during the second quarter of 2012. Prior to conversion, the LLC was structured to provide income through diversified investments in private equity, including mezzanine debt, distressed debt, syndicated bank loans and other private equity-oriented investments.

Liabilities are valued using the present value of expected underlying cash flows of the instrument, discounted at rates available on the valuation date for similar instruments issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)
Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$23.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.0	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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
September 30, 2012

 2. Fair Value Measurement (continued)
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting.

	September 30, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance June 30, 2012	$7,175	$10,510	$1,795	$24,028	$—	$43,508
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	419	—	419
Net realized investment gains (losses)	—	14	—	—	—	14
Included in other comprehensive income	—	15	25	—	—	40
Purchases	—	6,978	4,939	7,032	—	18,949
Sales	—	(1,051)	(1,118)	—	—	(2,169)
Transfers in	—	9,220	—	—	—	9,220
Transfers out	—	(1,920)	(1,616)	—	—	(3,536)
Balance September 30, 2012	$7,175	$23,766	$4,025	$31,479	$—	$66,445
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$419	$—	$419

	September 30, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2011	$7,200	$8,082	$—	$23,841	$15,873	$54,996
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	1,189	—	1,189
Net realized investment gains (losses)	—	14	—	—	(131)	(117)
Included in other comprehensive income	—	593	25	—	—	618
Purchases	—	8,915	6,734	7,032	—	22,681
Sales	(25)	(1,138)	(1,118)	(583)	—	(2,864)
Transfers in	—	9,220	—	—	—	9,220
Transfers out	—	(1,920)	(1,616)	—	(15,742)	(19,278)
Balance September 30, 2012	$7,175	$23,766	$4,025	$31,479	$—	$66,445
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$1,189	$—	$1,189

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)
Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and nine months ended September 30, 2012 or 2011.
Transfers shown in the preceding Level 3 Tables are as of the end of the period and were to or from Level 2, unless otherwise noted.
The transfers of Other investments reported in the Level 3 Tables for the 2012 nine-month period and the 2011 three- and nine-month periods relate to an interest in an LLC. The interest in the LLC, a cost method investment, was not carried at fair value at December 31, 2010. During 2011, the LLC announced a planned conversion to a public fund. Subsequent to the announcement, ProAssurance, through the recognition of OTTI, carried the LLC interest at fair value, based on the NAV provided by fund management; such valuation is considered to be in the Level 3 category. The LLC converted into a publicly traded investment fund during the second quarter of 2012 and the interest in the LLC was valued using Level 1 inputs at September 30, 2012.
All remaining transfers during the three and nine months ended September 30, 2012 and September 30, 2011 related to securities held for which there was little market activity for identical or nearly identical securities during the period and represented transfers to or from Level 2. Such securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

	September 30, 2012
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total
Balance June 30, 2012	$14,777	$4,734	$19,511
Total (gains) losses realized and unrealized:
Included in earnings as a part of:
Net realized investment (gains) losses	—	401	401
Loss on extinguishment of debt	2,163	—	2,163
Settlements	(16,940)	(5,135)	(22,075)
Balance September 30, 2012	$—	$—	$—
Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$—	$—	$—

	September 30, 2012
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total
Balance December 31, 2011	$14,180	$4,659	$18,839
Total (gains) losses realized and unrealized:
Included in earnings as a part of:
Net realized investment (gains) losses	769	476	1,245
Loss on extinguishment of debt	2,163	—	2,163
Settlements	(17,112)	(5,135)	(22,247)
Balance September 30, 2012	$—	$—	$—
Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)

	September 30, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total
Balance June 30, 2011	$15,863	$3,852	$19,715
Total (gains) losses realized and unrealized:
Included in earnings as a part of:
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
Included in earnings as a part of:
Net realized investment (gains) losses	(962)	1,091	129
Settlements	(243)	—	(243)
Balance September 30, 2011	$14,411	$4,749	$19,160
Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(962)	$1,091	$129
Fair Value Option Elections
The 2019 Note Payable (the Note) and a related interest rate swap agreement (the Swap) were repaid in July 2012, as discussed in Note 8. Prior to repayment, both the Note and the Swap were measured at fair value on a recurring basis, with changes in the fair value of each liability recorded in net realized gains (losses). ProAssurance assumed both liabilities as part of a previous acquisition. The fair value option was elected for the Note and the Swap because valuation at fair value better reflected the economics of the related liabilities and eliminated the inconsistency that would have otherwise resulted from carrying the Note on an amortized cost basis and the Swap at fair value.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

2. Fair Value Measurement (continued)
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	September 30, 2012		December 31, 2011
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other Investments	$31,221	$38,494	$22,351	$28,226
Investment in Unconsolidated Subsidiaries	89,191	97,426	87,483	96,443
BOLI	52,070	52,070	52,651	52,651
Other Assets	11,638	11,561	9,636	9,636

Financial liabilities:
Trust Preferred Securities due 2034	$—	$—	$22,992	$22,992
Surplus Notes due May 2034	—	—	12,000	12,000
Note Payable due February 2012	—	—	515	519
Other Liabilities	14,052	13,968	15,076	14,946
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

3. Investments
Available-for-sale securities at September 30, 2012 and December 31, 2011 include the following:

	September 30, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$202,579	$15,997	$(34)		$218,542
U.S. Government-sponsored enterprise obligations	57,505	5,186	—		62,691
State and municipal bonds	1,122,008	91,324	(44)		1,213,288
Corporate debt	1,378,565	99,855	(1,650)		1,476,770
Residential mortgage-backed securities	351,935	24,392	(654)	*	375,673
Agency commercial mortgage-backed securities	68,227	3,270	(35)		71,462
Other commercial mortgage-backed securities	70,319	6,427	(4)		76,742
Other asset-backed securities	74,519	1,329	(837)		75,011
	$3,325,657	$247,780	$(3,258)		$3,570,179

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$267,120	$16,748	$(3)		$283,865
U.S. Government-sponsored enterprise obligations	62,520	5,584	—		68,104
State and municipal bonds	1,145,025	83,568	(206)		1,228,387
Corporate debt	1,307,504	68,105	(7,661)		1,367,948
Residential mortgage-backed securities	426,319	27,171	(559)	*	452,931
Agency commercial mortgage-backed securities	78,817	2,800	(86)		81,531
Other commercial mortgage-backed securities	76,366	4,881	(59)		81,188
Other asset-backed securities	102,049	1,277	(1,517)		101,809
	3,465,720	210,134	(10,091)		3,665,763
Equity securities	6	19	—		25
	$3,465,726	$210,153	$(10,091)		$3,665,788

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $3.1 million at September 30, 2012 and $3.3 million at December 31, 2011.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

3. Investments (continued)
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$202,579	$39,077	$114,646	$61,534	$3,285	$218,542
U.S. Government-sponsored enterprise obligations	57,505	4,624	50,704	7,113	250	62,691
State and municipal bonds	1,122,008	37,051	375,764	536,597	263,876	1,213,288
Corporate debt	1,378,565	79,156	675,869	668,901	52,844	1,476,770
Residential mortgage-backed securities	351,935					375,673
Agency commercial mortgage-backed securities	68,227					71,462
Other commercial mortgage-backed securities	70,319					76,742
Other asset-backed securities	74,519					75,011
	$3,325,657					$3,570,179
Excluding investments in bonds and notes of the U.S. Government, U.S. Government-sponsored enterprise obligations, or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2012.
Available-for-sale securities with a fair value of $24.5 million were on deposit with various state insurance departments to meet regulatory requirements at September 30, 2012.
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $34 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other Investments at September 30, 2012 and December 31, 2011 was comprised as follows:

(In millions)	September 30, 2012	December 31, 2011
Investments in LPs/LLCs, at cost	$25.2	$16.2
Investment in LLC, at NAV	—	15.9
FHLB capital stock, at cost	4.3	4.4
Other, principally an annuity, at amortized cost	1.7	1.7
	$31.2	$38.2
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

3. Investments (continued)
Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	September 30, 2012			Carrying Value
(In millions)	Unfunded Commitments	Percentage Ownership		September 30, 2012	December 31, 2011
Investment LPs/LLCs:
Tax credit partnerships	$26.8	<	20%	$89.2	$86.8
Long/Short equity fund	—	<	20%	17.8	17.1
Non-public equity funds	46.7	<	20%	13.7	6.7
Business LLC	—	See Below		—	0.7
				$120.7	$111.3
Tax credit partnerships interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects.
The Long/Short equity fund LP targets absolute returns using a strategy designed to take advantage of event-driven market opportunities.
The Non-public equity fund LPs hold diversified private equities and are structured to provide capital appreciation.
The Business LLC interest is a convertible preferred interest in a service-related business that began business operations in 2011. The preferred interest can be converted into a non-controlling common interest in May 2015, but conversion is not required. As of September 30, 2012 the carrying value of the interest was zero due to the recognition of losses incurred to-date by the LLC.
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2012 and December 31, 2011, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2012
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$3,448	$(34)	$3,448	$(34)	$—	$—
State and municipal bonds	4,081	(44)	2,080	(7)	2,001	(37)
Corporate debt	68,119	(1,650)	56,045	(1,019)	12,074	(631)
Residential mortgage-backed securities	9,019	(654)	7,700	(641)	1,319	(13)
Agency commercial mortgage-backed securities	4,004	(35)	3,218	(26)	786	(9)
Other commercial mortgage-backed securities	1,121	(4)	124	—	997	(4)
Other asset-backed securities	5,118	(837)	203	(1)	4,915	(836)
	$94,910	$(3,258)	$72,818	$(1,728)	$22,092	$(1,530)
Other investments
Investments in LPs/LLCs carried at cost	$11,052	$(1,124)	$10,301	$(935)	$751	$(189)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

3. Investments (continued)

	December 31, 2011
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$8,379	$(3)	$8,379	$(3)	$—	$—
State and municipal bonds	9,743	(206)	7,143	(10)	2,600	(196)
Corporate debt	205,605	(7,661)	194,057	(6,691)	11,548	(970)
Residential mortgage-backed securities	33,605	(558)	31,213	(349)	2,392	(209)
Agency commercial mortgage-backed securities	8,433	(87)	4,682	(47)	3,751	(40)
Other commercial mortgage-backed securities	4,086	(59)	3,143	(2)	943	(57)
Other asset-backed securities	26,518	(1,517)	21,282	(123)	5,236	(1,394)
	$296,369	$(10,091)	$269,899	$(7,225)	$26,470	$(2,866)
Other investments
Investments in LPs/LLCs carried at cost	$4,198	$(984)	$3,815	$(856)	$383	$(128)
As of September 30, 2012, there were 97 debt securities (3.8% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 94 issuers. The single greatest unrealized loss position was approximately $0.7 million; the second greatest unrealized loss position was approximately $0.5 million. The securities were evaluated for impairment as of September 30, 2012.
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
Fixed maturity securities held in an unrealized loss position at September 30, 2012, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the September 30, 2012 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

3. Investments (continued)
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Fixed maturities	$32,747	$33,939	$100,110	$106,573
Equities	1,907	569	4,556	985
Short-term investments	51	20	108	93
Other invested assets	39	573	480	2,137
Business owned life insurance	653	635	1,571	1,571
	35,397	35,736	106,825	111,359
Investment expenses	(1,487)	(1,620)	(4,913)	(4,786)
Net investment income	$33,910	$34,116	$101,912	$106,573

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(94)	$(13)	$(557)	$(782)
Corporate debt	(48)	—	(878)	—
Other investments	—	(1,376)	(131)	(3,509)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	(142)	(201)	(823)
Net impairment losses recognized in earnings	(142)	(1,531)	(1,767)	(5,114)
Gross realized gains, available-for-sale securities	4,269	1,441	10,418	11,733
Gross realized (losses), available-for-sale securities	(452)	(296)	(635)	(1,653)
Net realized gains (losses), short term	6	—	6	—
Net realized gains (losses), trading securities	933	(357)	1,660	2,558
Change in unrealized holding gains (losses), trading securities	7,874	(11,702)	12,779	(13,043)
Decrease (increase) in the fair value of liabilities carried at fair value	(401)	473	(1,245)	(129)
Other	$1,132	$—	$1,132	$—
Net realized investment gains (losses)	$13,219	$(11,972)	$22,348	$(5,648)
ProAssurance recognized credit-related impairments in earnings of $0.1 million and $0.8 million during the 2012 three- and nine-month periods, respectively, and $0.2 million and $1.6 million for the same respective periods of 2011, related to certain residential mortgage-backed securities because the expected future cash flows from the securities were less than the carrying value.
ProAssurance recognized credit-related impairments of $0.8 million related to a corporate debt security during the first quarter of 2012 due to deterioration of the credit standing of the issuer.
ProAssurance recognized impairments of $0.1 million during the first quarter of 2012 and $1.4 million and $3.5 million for the 2011 three- and nine-month periods, respectively, related to an interest in an LLC accounted for using the cost method. The LLC announced in 2011 a plan to convert to a publicly traded investment fund, and OTTI was recognized in subsequent periods in order to carry the interest at the NAV reported by the fund. The conversion occurred during the second quarter of 2012.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

3. Investments (continued)
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other Comprehensive Income.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Balance beginning of period	$6,138	$5,728	$5,870	$4,446
Additional credit losses recognized during the period, related to securities for which OTTI has been previously recognized	—	142	268	1,424
Balance September 30	$6,138	$5,870	$6,138	$5,870
Other information regarding sales and purchases of available-for-sale securities was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2012	2011	2012	2011
Proceeds from sales (exclusive of maturities and paydowns)	$140.5	$60.7	$446.4	$371.6
Purchases	$186.6	$144.9	$533.7	$597.8
4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period which is used to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt and because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments.
The Internal Revenue Service has begun but has not completed an examination of the 2009 and 2010 returns. Except for the 2006 tax year, the statutes of limitation are closed for all years prior to 2009. The statute for the 2006 tax year has been extended from May 31, 2012 to September 15, 2013.
ProAssurance’s liability for unrecognized tax benefits, exclusive of accrued interest, was $23.7 million at September 30, 2012 and $18.6 million at December 31, 2011. The increase in the provision during 2012 was entirely attributable to unrecognized benefits associated with tax positions taken in a prior year. Unrecognized tax benefits at September 30, 2012 and December 31, 2011, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. As with any uncertain tax position, there is a possibility that the ultimate deduction recognized could differ from the provision established by ProAssurance.
5. Deferred Policy Acquisition Costs
Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the successful production of new and renewal insurance contracts are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
As discussed in Note 1, revised FASB guidance effective January 1, 2012 requires that policy acquisition costs related to unsuccessful contracts be expensed immediately. ProAssurance adopted the revised guidance on a prospective basis. Under prior guidance, policy acquisition costs capitalized during the three and nine months ended September 30, 2012 would have been $14.9 million and $45.2 million, respectively, as compared to $13.9 million and $42.0 million, respectively, capitalized under the current guidance.
Amortization of deferred policy acquisition costs was $14.0 million and $43.5 million for the three and nine months ended September 30, 2012, respectively, and $15.5 million and $44.5 million for the three and nine months ended September 30, 2011, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

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
ProAssurance recognized favorable net loss development of $50.0 million and $157.5 million related to previously established reserves for the three and nine months ended September 30, 2012, respectively. The favorable net loss development reflects reductions in the Company’s estimates of claims severity, principally for the 2004 through 2010 accident years.
For the three and nine months ended September 30, 2011, ProAssurance recognized favorable net loss development of $52.1 million and $142.3 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2009.
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
ProAssurance has commitments related to acquisitions and non-public investment entities totaling approximately $295.6 million, expected to be paid as follows: $213.7 million within six months, $74.8 million within seven months to three years, and $7.1 million within four to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

8. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

	(In thousands)
	September 30, 2012	December 31, 2011
Trust Preferred Securities due 2034, unsecured, interest at a variable rate of LIBOR plus 3.85%, reset quarterly. Note repaid in August 2012 at no gain or loss.	$—	$22,992
Surplus Notes due May 2034, unsecured, interest at a variable rate of LIBOR plus 3.85%, reset quarterly. Note repaid in August 2012 at no gain or loss.	—	12,000
Note Payable due February 2019 (the 2019 Note), interest at a variable rate of LIBOR plus 0.7%, carried at fair value, monthly principal payments required, outstanding principal at December 31, 2011 of $17.1 million. Outstanding principal repaid in July 2012. A loss of $2.2 million was recognized on the extinguishment.	—	14,180
Note Payable due February 2012. Note was repaid in February 2012.	—	515
Revolving Credit Agreement, expires in 2016, maximum outstanding borrowing of $150 million, interest rate set at the time funds are borrowed. No borrowings occurred during the periods shown.	—	—
	$—	$49,687
Interest Rate Swap
A related interest rate swap (the Swap) effectively fixed the rate on the 2019 Note at 6.6%. The Swap was terminated for $5.1 million at the time the 2019 Note was repaid. The liability for the Swap, which was carried at fair value as a part of other liabilities, approximated $4.7 million at December 31, 2011.
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
Additional Information
For additional information regarding ProAssurance's long-term debt see Note 10 of the Notes to the Consolidated Financial Statements included in ProAssurance’s December 31, 2011 Form 10-K.
9. Shareholders’ Equity
At September 30, 2012 and December 31, 2011, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors of ProAssurance Corporation (the Board) has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
During 2011 the Board instituted a cash dividend policy. ProAssurance declared cash dividends of $0.25 per common share for each of the first three quarters of 2012, totaling $23.0 million, which included the third quarter dividend of $7.7 million that was paid in October 2012. ProAssurance declared its initial quarterly dividend of $0.25 per common share, $7.6 million in total, during the third quarter of 2011 that was paid in October 2011. The liability for unpaid dividends is included in Other liabilities. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
At September 30, 2012, approximately $135.1 million of Board authorizations for the repayment of debt or repurchase of common shares remained available for use. During the nine months ended September 30, 2012, authorizations totaling approximately $52.5 million were used to repay debt.
ProAssurance did not repurchase any common shares during the three and nine months ended September 30, 2012. ProAssurance repurchased approximately 341,000 common shares, having a total cost of $21.0 million, during the nine months ended September 30, 2011, including approximately 6,900 forfeited employer match shares (cost basis of $0.4 million) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

9. Shareholders’ Equity (continued)
Share-based compensation expense was $1.3 million and $6.4 million for the three and nine months ended September 30, 2012, respectively, and $1.7 million and $5.4 million for the three and nine months ended September 30, 2011, respectively. Related tax benefits were $0.5 million and $2.2 million for the three and nine months ended September 30, 2012, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2011, respectively.
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
Other Comprehensive Income
For all periods presented, other comprehensive income was comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities recognized in current period net income (net of tax). Accumulated other comprehensive income was comprised entirely of unrealized gains and losses from available for sale securities, net of tax, at both September 30, 2012 and December 31, 2011.
Reclassification adjustments related to available-for-sale securities for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Net realized investment gains (losses) included in the calculation of net income	$3,675	$990	$8,147	$8,475
Tax effect (at 35%)	(1,286)	(347)	(2,851)	(2,966)
Net realized investment gains (losses) reclassified from other comprehensive income	$2,389	$643	$5,296	$5,509
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests include 1) interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns and 2) a limited liability interest in a development stage business operation. ProAssurance VIE interests carried as a part of Other Investments totaled $25.2 million at September 30, 2012 and $32.1 million at December 31, 2011. ProAssurance VIE interests carried as a part of Investment in Unconsolidated Subsidiaries totaled $31.5 million at September 30, 2012 and $24.5 million at December 31, 2011.
ProAssurance has not consolidated these VIE's because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At September 30, 2012 ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance and restricted share units have vested.
Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the three- and nine-month periods ended September 30, 2012 and 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to those statements which accompany this report as well as our 2011 Form 10-K. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to “ProAssurance”, “PRA”, “Company”, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under “Forward-Looking Statements”, our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
Recent changes in frequency have also complicated the selection of an appropriate severity trend. Both our internal and consulting actuaries have observed fluctuating but generally lower claims frequency that cannot be attributed to any single factor. We believe that much of the reduction in the number of claims is the result of a decline in the filing of frivolous lawsuits that historically have been dismissed or otherwise result in no payment of indemnity on the part of our insureds. With fewer frivolous claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims. Based on a weighted average of payments, resolution of 85% of claims for a given accident year requires more than eight years (based on a weighted average of payments). Due to this long tail, it will be several years before we are able to determine if the decline in frequency has indeed resulted in a related increase in severity.
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
Loss Development
We re-evaluate our previously established reserves each period based on our most recently available claims data and available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies for estimating reserves give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The development recognized in the first nine months of both 2012 and 2011 was primarily attributable to the favorable resolution of claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity associated with the remaining claims will be lower than we had previously estimated. The Critical Accounting Estimates discussion in our 2011 Form 10K includes a more detailed discussion of the methodologies used to evaluate our reserves, beginning on page 30.
Reinsurance
We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide protection against losses in excess of policy limits and to stabilize underwriting results in years in which higher losses occur. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2012, all ceded contracts were accounted for as risk transferring contracts.
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
We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of September 30, 2012; however, periodically, reinsurers may dispute our claim for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			September 30, 2012
	Level 1	Level 2	Level 3	Total Investments
Fair value	6%	88%	2%	96%
Other valuations				4%
Total Investments				100%
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
Level 1 Investments
Fair values for our equity and a portion of our short-term securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
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
We also classify as Level 3 our investment interests that are carried at fair value based on a fund-provided NAV. All investments valued in this manner are LP interests that hold debt and equity securities. At September 30, 2012 interests valued using a fund-provided NAV totaled $31.5 million, or 1% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2012 these investments had a carrying value of approximately $172.5 million, which represented 4% of total investments, as shown in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LP/LLCs	$25.2	Cost
Federal Home Loan Bank (FHLB) capital stock	4.3	Cost
Other	1.7	Cost
Total other investments	$31.2

Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	$89.2	Equity

Business owned life insurance	$52.1	Cash surrender value
Total investments - Other valuation methodologies	$172.5

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

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date; and

•	our intent to sell and whether it is more likely than not we will be required to sell the investment before the recovery of its amortized cost basis.
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
Our investments in tax credit partnerships are evaluated for OTTI by comparing cash flow projections of the underlying projects generating the tax credits to our recorded basis, and by considering our ability to utilize the tax credits generated by the investments.
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
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At September 30, 2012, our current tax liability included $23.7 million for unrecognized tax benefits, and $1.3 million for related accrued interest.
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
Accounting Changes
We are not aware of any accounting changes that we have not yet adopted as of September 30, 2012 that would have a material impact on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and dividends. At September 30, 2012, we held cash and liquid investments of approximately $436.1 million outside our insurance subsidiaries that were available for use without regulatory approval. During the nine months ended September 30, 2012, our insurance subsidiaries paid dividends of approximately $119.7 million, including extraordinary dividends of $25.0 million. In October 2012, our insurance subsidiaries paid approximately $159 million of the permitted dividends. Our insurance subsidiaries, in aggregate, are permitted to pay additional dividends of approximately $16 million over the remainder of 2012 without the prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.
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

Our operating activities provided positive cash flows of approximately $61.4 million and $106.4 million for the nine months ended September 30, 2012 and 2011, respectively. Operating cash flows for 2012 and 2011 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the nine months ended September 30, 2011	$106
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(8)
Decrease in payments to reinsurers (2)	3
Increase in losses paid, net of reinsurance recoveries (3)	(32)
Increase in deposit contracts (4)	5
Decrease in cash received for investments (5)	(9)
Decrease in cash paid for other expenses (6)	10
Increase in Federal and state income tax payments (7)	(9)
Other amounts not individually significant, net	(5)
Cash provided by operating activities for the nine months ended September 30, 2012	$61

(1)
The reduction in premium receipts reflected lower premium volume in 2012, exclusive of a volume decline related to two-year term policies and a volume increase related to tail policies. Two-year term policies affect gross written premium, but have little effect on timing of premium receipts since half of the written amount is billed in the second term. Tail policies are typically collected in the period written.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The increase in loss payments for the first nine months of 2012 primarily reflected a greater number of claims resolved with large indemnity payments, a portion of which was recovered or is expected to be recovered under existing reinsurance arrangements. As of September 30, 2012 we estimated that an additional $9 million will be received from reinsurers relative to losses paid in 2012. The additional loss payments were not isolated to any one state or to any specific risk groups. We have not seen evidence in our loss data that suggests the increase in loss payments for the nine-month period represents a change in loss trends and as such have not changed our loss assumptions for the current period.

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

(5)	The decrease in cash received for investments reflected the decrease in net investment income as well as timing differences of interest receipts between periods.

(6)
The decrease in cash paid for other expenses was principally attributable to non-recurring payments of American Physicians Service Group, Inc.(APS) integration costs, primarily compensation-related, during 2011.

(7)	The net increase in tax payments during 2012 was attributable to:

•	An increase in estimated tax payments for the current year of $1.2 million, and an increase in the final payments for the prior fiscal year of $7.4 million.

•	Federal tax refunds received in 2011 of $7.5 million.

•
Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of federal tax return audits conducted by the Internal Revenue Service. The payments reduced tax liabilities recognized prior to January 1, 2011 and did not increase or decrease 2011 tax expense.

•	A reduction in state and other tax payments of $1.5 million.

Our operating activities provided positive cash flows of approximately $106.4 million and $108.6 million for the nine months ended September 30, 2011 and 2010, respectively. Operating cash flows for 2011 and 2010 compared as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the nine months ended September 30, 2010	$109
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(21)
Increase in payments to reinsurers (2)	(2)
Decrease in losses paid, net of reinsurance recoveries (3)	28
Increase in Federal and state income tax payments (4)	(20)
Cash flows attributable to operations acquired from APS (excluding tax payments)	17
Other amounts not individually significant, net	(5)
Cash provided by operating activities for the nine months ended September 30, 2011	$106

(1)
The decline in premium receipts primarily reflected a $11.3 million reduction in gross written premiums exclusive of the business acquired from APS. Written premiums associated with two-year term policies increased by approximately $11.9 million for the nine-month period ended 2011 as compared to 2010, while approximately half of the written amount is not scheduled to be collected until 2012. Additionally, in 2011 more of our insureds elected to take advantage of payment plans offered to them.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. Net loss payments are also subject to reinsurance recoveries under existing reinsurance arrangements. Approximately $2 million of expected recoveries against losses paid in 2011 had not been collected as of September 30, 2011.

(4)	The net increase in tax payments during 2011 primarily reflected:

•	An increase in estimated tax payments for the current year of $11.8 million and an increase in the final payments for the prior fiscal year of $6.0 million.

•	A $3.6 million increase in federal tax refunds due to capital loss carry-backs during 2011.

•	Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service, as previously discussed.
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
Taxes
We have received a draft Notice of Proposed Adjustment from the IRS related to its audit of our 2009 and 2010 federal income tax returns stating that the IRS intends to disallow a substantial portion of the loss and loss adjustment expense deduction taken on our returns for these years. The proposed adjustment represents a temporary timing difference and impacts the timing of deductions, rather than their allowance, and would shift tax from deferred to current tax expense but would not increase total tax expense. As now written, the Notice of Proposed Adjustment would require that we reduce our current deduction for loss and loss adjustment expenses, thereby increasing our current tax liability by approximately $100 million including interest associated with the timing of the payment. For financial reporting purposes, the tax liability asserted in the Notice of Proposed Adjustment would be offset, excluding the interest component, by the establishment of a deferred tax asset in recognition that these losses and loss adjustment expenses will be deductible in future periods. We believe that our loss and loss adjustment expense deduction was computed in a manner consistent with tax law, our past practices, and the practices of other MPL insurers. We remain in discussions with the IRS, challenging the position asserted in the draft Notice of Proposed Adjustment. There are other taxpayers with legal actions pending against the IRS in the United States Tax Court challenging IRS audit findings with regard to loss and loss adjustment expense deductions, and any rulings on these cases may influence the timing and amount of any asserted additional tax liability in any final report we receive from the IRS, and in our response to the final report. Any payments made would come out of our cash and investments and could impact future investment earnings, but, except for interest on past-due taxes, if any, recorded tax expense will not change. We do not know when a final resolution will be reached with the IRS, or the amount of additional tax payments or interest that might be asserted.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of our loss reserving process, which is described in detail under “Critical Accounting Estimates – Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).”

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of September 30, 2012:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$218,542	$15,997	$(34)	AA+	(2)	5%
U.S. Government-sponsored enterprise	62,691	5,186	—	AA+	(2)	2%
Total government	281,233	21,183	(34)	AA+	(2)	7%
State and Municipal Bonds
Pre-refunded	124,670	8,434	—	AA		3%
General obligation	395,749	30,135	—	AA+		10%
Special revenue	692,869	52,755	(44)	AA		17%
Total state and municipal bonds	1,213,288	91,324	(44)	AA		29%
Corporate Debt
Financial institutions	432,620	25,189	(403)	A		10%
Communications	105,946	6,970	(34)	BBB		3%
Utilities/Energy	279,079	22,288	(233)	BBB+		7%
Industrial	647,744	44,892	(980)	BBB+		16%
Other	11,381	516	—	A		<1%
Total corporate debt	1,476,770	99,855	(1,650)	A-		36%
Securities backed by:
Agency mortgages	357,103	23,799	(43)	AA+		9%
Non-agency mortgages	14,323	561	(519)	BB+		<1%
Subprime home equity loans	7,294	52	(837)	A-		<1%
Alt -A mortgages	4,247	32	(92)	CCC+		<1%
Agency commercial mortgages	71,462	3,270	(35)	AA+		2%
Other commercial mortgages	76,742	6,427	(4)	AAA		2%
Credit card loans	17,601	602	—	AAA		<1%
Automobile loans	35,108	369	—	AAA		1%
Other asset loans	15,008	306	—	AAA		<1%
Total asset-backed securities	598,888	35,418	(1,530)	AA+		15%
Total fixed maturities	3,570,179	247,780	(3,258)	AA-		87%
Equities
Financial	66,885	—	—			2%
Utilities/Energy	29,207	—	—			1%
Consumer oriented	46,394	—	—			1%
Technology	10,543	—	—			<1%
Industrial	16,374	—	—			<1%
All Other	14,575	—	—			<1%
Total equities	183,978	—	—			4%
Short-Term	167,516	—	—			4%
Business-owned life insurance (BOLI)	52,070	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	89,191	—	—			2%
Investment in LPs	31,479	—	—			1%
Total investment in unconsolidated subsidiaries	120,670	—	—			3%
Other Investments
FHLB capital stock	4,278	—	—			<1%
Investments in LP/LLCs	25,246	—	—			1%
Other	1,697	—	—			<1%
Total other investments	31,221	—	—			1%
Total Investments	$4,125,634	$247,780	$(3,258)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of September 30, 2012 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $60 million and $130 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our $150 million credit facility and the FHLB system. However, given the relatively short duration of our investments, we do not foresee any such shortfall. Additional information regarding the credit facility is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2012 was 3.8 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.6 years.
We increased our investment in tax credit limited partnerships by an additional $7 million and $32 million during the first nine months of 2012 and 2011, respectively. These investments are comprised of multiple separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. The $89.2 million carrying value of the partnerships reflected the commitments to the partnerships (less amortization) of which approximately $26.8 million had not yet been funded as of September 30, 2012. As of December 31, 2011 the carrying value of the partnerships approximated $86.8 million, of which approximately $49.3 million had not yet been funded.
During the third quarter of 2012, we committed to invest $50.0 million in an investment LP of which approximately $43.2 million had not yet been funded as of September 30, 2012. The commitment will be paid over 5 years as requested by the fund manager.
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
Our debt securities at September 30, 2012 included $117.0 million (3% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European.
Our investments outside of Europe, and particularly our financial sector investments, could also be negatively affected by a significant European economic crisis. At September 30, 2012 we held non-European financial sector debt securities of approximately $390.1 million. Also, our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. As of December 31, 2011, two of our largest reinsurers were domiciled in Europe; our net receivables with these reinsurers totaled approximately $61 million. Our reinsurance receivables totaled $240.5 million at September 30, 2012.
We do not currently write insurance policies in Europe and do not have any notes or accounts receivable from European issuers, exclusive of our reinsurance receivables.
Acquisitions
In June 2012, we entered into agreements to acquire Medmarc Mutual Insurance Company (Medmarc) and Independent Nevada Doctors Insurance Exchange (IND). Medmarc will be acquired through a sponsored demutualization that will provide Medmarc’s eligible members with cash payments of $146.2 million and future policy credits of $7.5 million. The transaction is expected to close in early January 2013. Medmarc is an underwriter of product liability insurance for medical technology and life sciences and also underwrites a book of legal professional liability insurance. Medmarc had direct written premium of $41 million for the year ended December 31, 2011 and statutory net assets of $160 million at June 30, 2012. The transaction is subject to customary conditions, including approval by Medmarc’s eligible members and insurance regulators in Vermont where Medmarc is domiciled. IND is a Nevada reciprocal exchange and in 2011 was the leading writer of MPL insurance in the state of Nevada. IND will become a part of ProAssurance through a conversion from a reciprocal to a stock insurance company. The IND transaction requires approval of IND subscribers and the Nevada Division of Insurance. Proceeds from the transaction will be paid in cash to eligible IND subscribers; terms of the transaction are not material to our financial statements. It is anticipated that both acquisitions will be funded with existing capital.
On November 30, 2010, we acquired 100% of the outstanding shares of American Physicians Service Group, Inc., a MPL provider principally insuring physicians in the state of Texas, in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million.
Financing Activities and Related Cash Flows
Treasury Shares
We did not repurchase any common shares during the nine months ended September 30, 2012. We reacquired approximately 341,000 common shares having a total cost of $21.0 million during the nine-month period ended September 30, 2011, including approximately 6,900 forfeited employer match shares (cost basis of $0.4 million) reacquired due to the termination of the ProAssurance Corporation Stock Ownership Plan. At September 30, 2012, approximately $135.1 million of Board authorizations for the repayment of debt or repurchase of common shares remain available for use. During the first three quarters of 2012, Board authorizations of $52.5 million were used to repay debt (see discussion under “Debt”).
Shareholder Dividends
The Board of Directors of ProAssurance declared cash dividends of $0.25 per common share for each of the first three quarters of 2012 totaling $23.0 million, which included the third quarter dividend of $7.7 million that was paid in October 2012. The initial quarterly dividend of $0.25 per common share was declared during the third quarter of 2011 totaling $7.6 million and was paid in October of 2011. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. The liability for unpaid dividends is included in Other Liabilities.
Debt
During the third quarter of 2012, we used $57.1 million to repay all long-term debt and terminate a related interest rate swap and recognized a loss on the debt repayment of $2.2 million. We made scheduled debt repayments of $0.6 million during the first six months of 2012. We have no outstanding long-term debt as of September 30, 2012.
Our revolving credit agreement allows us to borrow up to $150 million that would be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. In September 2012, we amended the agreement and extended its expiration date to April 15, 2016. To date, we have not borrowed any funds under the agreement. We are also a member of the FHLB. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.
ProAssurance is currently in compliance with all covenants associated with its borrowing arrangements. Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Overview of Results–Three and Nine Months Ended September 30, 2012 and 2011
Net income and Operating income (a non-GAAP financial measure, see reconciliation below) were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2012	2011	2012	2011
Net income	$60.1	$43.7	$174.2	$146.5
Operating income	$52.9	$48.4	$160.6	$147.0

Net income per diluted share	$1.94	$1.42	$5.64	$4.75
Operating income per diluted share	$1.71	$1.57	$5.20	$4.77
Results from the three and nine months ended September 30, 2012 and 2011 compare as follows:
Revenues
Net premiums earned decreased for the 2012 three- and nine-month periods by approximately $7.5 million or 5.6% and $8.7 million or 2.2%, respectively. Results for both periods reflected the effects of a competitive market place. The nine-month period also reflected an increase in net earned premium of $9.3 million related to tail coverages, a net earned premium increase of $2.9 million related to the prior year reinsurance arrangements, and a decrease to net earned premium of $5.6 million attributable to a commutation recorded in 2011.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) increased by $2.3 million or 7.1% for the 2012 three-month period and decreased $2.7 million or 2.7% for the nine-month period. Net Investment Income decreased $0.2 million and $4.7 million for the 2012 three- and nine-month periods, respectively, primarily due to lower average fixed income investment balances and, for the nine-month period, lower yields on our fixed income portfolio. Equity in Earnings of Unconsolidated Subsidiaries increased $2.5 million and $2.0 million for the 2012 three- and nine-month periods, respectively, primarily reflecting higher earnings from our interests in certain LPs and, for the three-month period, lower amortization of our tax credit partnership investments.
Net realized investment gains for the 2012 three- and nine-month periods were $13.2 million and $22.3 million, respectively, as compared to net realized investment losses of $12.0 million and $5.6 million for the same respective periods of 2011. Our trading portfolio generated holding gains in both the three- and nine-month periods of 2012 as compared to holding losses in 2011. Sales of available-for-sale securities produced net gains during both 2012 and 2011, but net gains were higher in the 2012 three-month period. Impairments recognized in 2012 were lower for both the three- and nine-month periods.
Other income decreased by $5.9 million and $6.5 million for the 2012 three- and nine-month periods, respectively. The decrease is primarily due to a $4.9 million confidential settlement received during the third quarter of 2011 related to litigation with a service provider.
Expenses
Current accident year net losses decreased by $8.7 million or 7.5% and $7.9 million or 2.3% for the 2012 three- and nine-month periods, respectively. The decline was principally attributable to a reduction in the number of insured risks which, for the nine-month period, was mitigated by an increase in tail exposures. We reduced net losses by $50.0 million and $157.5 million for the 2012 three- and nine-month periods, respectively, and by $52.1 million and $142.3 million for the same periods in 2011 as a result of our review of our estimate of net losses incurred for prior accident years.
Underwriting, policy acquisition and operating expenses decreased by $1.7 million or 4.8% and $0.5 million or 0.4% for the 2012 three- and nine-month periods, respectively, which reflected the net of lower costs associated with the operations we acquired from APS, additional expense incurred related to our acquisition of Medmarc, an expense increase due to the adoption of new FASB guidance regarding policy acquisition costs and, for the nine-month period, higher compensation costs.
We recognized losses of $2.2 million during the 2012 nine-month period related to the repayment of the 2019 Note Payable which was carried at fair value.

Ratios
Our net loss ratio decreased by 2.4 percentage points and 4.7 percentage points for the 2012 three- and nine-month periods, respectively, reflecting reductions of 0.7 percentage points and 4.5 percentage points, respectively, attributable to prior year favorable development. Our current accident year net loss ratio decreased 1.7 percentage points and 0.2 percentage points for the 2012 three- and nine-month periods, respectively, due to changes in the mix of insured risks, and, for the nine-month period, a 0.5 percentage point reduction attributable to reinsurance.
Our underwriting expense ratio increased 0.2 and 0.6 percentage points for the 2012 three- and nine-month periods, respectively. Both the three- and the nine-month period ratios reflected an increase attributable to lower net premiums earned in 2012, but for the 2012 three-month period, the increase was substantially offset by an overall reduction in expenses.
Our operating ratio declined by 3.6 and 3.5 percentage points for the 2012 three- and nine-month periods, respectively. The three-month period decline reflected improvements in the 2012 net loss and investment ratios. The nine-month period reflected an improvement in the 2012 net loss ratio, somewhat offset by a higher expense and a lower investment ratio in 2012.
Return on equity was 10.4% and 10.3% for the 2012 three- and nine-month periods, respectively, on an annualized basis.
Book Value per Share
Our book value per share at September 30, 2012 was $76.47 compared to $70.84 at December 31, 2011. The increase primarily reflected the effect of our 2012 comprehensive income, partially offset by dividends declared during the nine months ended September 30, 2012 which reduced our book value per share by $0.75. Due to the size of our Shareholders’ Equity (approximately $2.3 billion at September 30, 2012), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.
Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. Operating income excludes the after-tax effects of net realized investment gains or losses, guaranty fund assessments, debt retirement gain or loss and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2012	2011	2012	2011
Net income	$60,106	$43,705	$174,204	$146,494
Items excluded in the calculation of operating income:
(Gain) loss on extinguishment of debt	2,163	—	2,163	—
Net realized investment (gains) losses	(13,219)	11,972	(22,348)	5,648
Guaranty fund assessments (recoupments)	41	99	16	41
Effect of confidential settlements, net	—	(4,900)	(714)	(4,900)
Pre-tax effect of exclusions	(11,015)	7,171	(20,883)	789

Tax effect, at 35%	3,855	(2,510)	7,309	(276)

Operating income	$52,946	$48,366	$160,630	$147,007
Per diluted common share:
Net income	$1.94	$1.42	$5.64	$4.75
Effect of exclusions	(0.23)	0.15	(0.44)	0.02
Operating income per diluted common share	$1.71	$1.57	$5.20	$4.77

Results of Operations–Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30
($ in thousands, except share data)	2012	2011	Change	2012	2011	Change
Revenues:
Net premiums earned	$127,125	$134,627	$(7,502)	$395,050	$403,766	$(8,716)
Net investment income	33,910	34,116	(206)	101,912	106,573	(4,661)
Equity in earnings (loss) of unconsolidated subsidiaries	211	(2,264)	2,475	(4,082)	(6,044)	1,962
Net realized investment gains (losses)	13,219	(11,972)	25,191	22,348	(5,648)	27,996
Other income	1,529	7,471	(5,942)	5,207	11,745	(6,538)
Total revenues	175,994	161,978	14,016	520,435	510,392	10,043

Expenses:
Losses and loss adjustment expenses	63,675	71,777	(8,102)	197,112	218,270	(21,158)
Reinsurance recoveries	(7,054)	(8,601)	1,547	(22,208)	(20,319)	(1,889)
Net losses and loss adjustment expenses	56,621	63,176	(6,555)	174,904	197,951	(23,047)
Underwriting, policy acquisition and operating expenses	33,280	34,954	(1,674)	103,083	103,534	(451)
Interest expense	350	932	(582)	2,002	2,645	(643)
Loss on extinguishment of debt	2,163	—	2,163	2,163	—	2,163
Total expenses	92,414	99,062	(6,648)	282,152	304,130	(21,978)

Income before income taxes	83,580	62,916	20,664	238,283	206,262	32,021

Income taxes	23,474	19,211	4,263	64,079	59,768	4,311

Net income	$60,106	$43,705	$16,401	$174,204	$146,494	$27,710

Earnings per share:
Basic	$1.96	$1.43	$0.53	$5.69	$4.79	$0.90
Diluted	$1.94	$1.42	$0.52	$5.64	$4.75	$0.89

Net loss ratio	44.5%	46.9%	(2.4)	44.3%	49.0%	(4.7)
Underwriting expense ratio	26.0%	25.8%	0.2	25.8%	25.2%	0.6
Combined ratio	70.5%	72.7%	(2.2)	70.1%	74.2%	(4.1)
Operating ratio	43.8%	47.4%	(3.6)	44.3%	47.8%	(3.5)
Tax ratio	28.1%	30.5%	(2.4)	26.9%	29.0%	(2.1)
Return on equity*	10.4%	8.8%	1.6	10.3%	10.1%	0.2
* Annualized
In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums Written
Changes in our premium volume are driven by four primary factors: (1) our retention of existing business, (2) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, (3) the timing of premium written for business generated by multi-period policies, and (4) the amount of new business we generate. The professional liability market remains competitive with some competitors choosing to compete primarily on price.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2012	2011	Change		2012	2011	Change
Gross premiums written	$156,547	$174,680	$(18,133)	(10.4%)	$429,223	$450,795	$(21,572)	(4.8%)
Ceded premiums written	(8,738)	(9,882)	1,144	(11.6%)	(31,547)	(29,103)	(2,444)	8.4%
Net premiums written	$147,809	$164,798	$(16,989)	(10.3%)	$397,676	$421,692	$(24,016)	(5.7%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2012	2011	Change		2012	2011	Change
Gross premiums written:
Physician	$129,573	$143,673	$(14,100)	(9.8%)	$335,390	$365,198	$(29,808)	(8.2%)
Non-physician healthcare providers	11,639	13,282	(1,643)	(12.4%)	33,363	35,358	(1,995)	(5.6%)
Hospital and facility	4,948	5,494	(546)	(9.9%)	20,220	19,079	1,141	6.0%
Other	4,955	4,770	185	3.9%	15,272	14,455	817	5.7%
Non-continuing	55	1,020	(965)	(94.6%)	761	1,758	(997)	(56.7%)
Tail coverage premium, all policy types	5,377	6,441	(1,064)	(16.5%)	24,217	14,947	9,270	62.0%
Total	$156,547	$174,680	$(18,133)	(10.4%)	$429,223	$450,795	$(21,572)	(4.8%)
Physician Premiums
As compared to 2011, physician premiums declined for both the three- and the nine-month periods of 2012. The expected timing differences associated with two-year policies accounted for more than 30% of total physician premium decrease in both the third quarter and year-to-date periods.
Our retention rate for our standard physician business was 89% and 90% for the three and nine months ended September 30, 2012, respectively, as compared to 89% for both the 2011 three- and nine-month periods. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.
Charged rates for our renewed physician business have averaged 2% and 1% higher than the expiring premiums during the 2012 three- and nine-month periods, respectively, partially driven by our podiatric line of business. Podiatric renewals are concentrated in the third quarter and 2012 third quarter podiatric renewals reflected average rate increases of approximately 4%. Our charged rates include the effects of filed rates, surcharges and discounts.
Approximately $4.6 million and $10.7 million of the written premium decrease for the 2012 three- and nine-month periods, respectively, was associated with two-year term policies. Gross premiums written associated with these policies were $3.5 million and $11.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $8.1 million and $20.7 million for the same respective periods in 2011. We offer two-year term policies (as opposed to a one-year term) to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written.

New physician business written in 2012 approximated $3 million and $7 million for the three- and nine-month periods, respectively.
Non-physician Premiums
Non-physician healthcare providers are primarily dentists, chiropractors and allied health professionals. Premium volume for these coverages declined in 2012 with the decrease primarily attributable to allied health coverages.
Hospital and facility premiums decreased for the 2012 three-month period due to volume reductions in premiums written but increased for the 2012 nine-month period primarily due to new business in the first and second quarters.
Non-physician “other” premiums are primarily legal professional liability premiums. Changes in premium volume for these coverages for the 2012 three- and nine-month periods are principally related to legal professional liability premiums.
Non-continuing premiums consist of premiums derived from optometry coverages discontinued in early 2012 and certain miscellaneous liability coverages which were discontinued in 2010 but that continued to produce small amounts of written premium in 2011 and 2012.
Tail Coverage Premiums
We offer extended reporting endorsement or “tail” coverage to insureds that are discontinuing their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. A large portion of the increase in tail premium for the 2012 nine-month period was attributable to a single custom policy issued to a hospital that terminated its self insurance arrangement.
Ceded Premiums Written
Ceded premiums written compared as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2012	2011	Change		2012	2011	Change
Primary reinsurance arrangements	$4,800	$6,033	$(1,233)	(20.4%)	$16,907	$18,600	$(1,693)	(9.1%)
Reduction in premiums owed under reinsurance arrangements	—	—	—	—	(2,850)	—	(2,850)	nm
Ascension Certitude program	1,530	1,063	467	43.9%	6,683	4,802	1,881	39.2%
Commutation	—	—	—	—	—	(5,634)	5,634	nm
Other premiums ceded	2,408	2,786	(378)	(13.6%)	10,807	11,335	(528)	(4.7%)
Total ceded premiums written	$8,738	$9,882	$(1,144)	(11.6%)	$31,547	$29,103	$2,444	8.4%
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. The ultimate amount owed under certain of our reinsurance arrangements is variable and is determined by the loss experience of the business ceded, subject to minimums and maximums. Many years may elapse before all losses recoverable under a reinsurance arrangement are known. In the intervening periods, amounts owed are estimated. Premiums ceded for the current period includes both our estimate of premiums owed under reinsurance arrangements of the current period and changes to our previous estimate of premiums owed under reinsurance arrangements of prior periods. During the second quarter of 2012, we reduced our estimate of premiums owed under reinsurance arrangements for prior years by $2.9 million.
We reinsure most of our MPL coverages under a single reinsurance agreement that is renewed annually (referred to as our primary reinsurance arrangements). Professional liability offered to dentists, allied health professionals, certain smaller facilities as well as higher limit MPL coverages are reinsured under separately negotiated contracts. Amounts due to reinsurers under these separate contracts are identified in the preceding table as "Other premiums ceded."
We share the risk of loss for policies written or renewed under the Ascension Health (Ascension) Certitude program with an Ascension affiliate under a quota share arrangement. Growth in the program increased ceded premium in 2012 as compared to 2011. The increase is more pronounced in the year-to-date period as there was only a nominal amount of Ascension premium written prior to the second quarter of 2011.
During the second quarter of 2011, we commuted (terminated) certain of our reinsurance arrangements with Colisee Re (formerly AXA Reassurance S.A.) in return for approximately $4.3 million in cash. The commutation reduced Ceded Premium, on both a written and an earned basis, by $5.6 million and reduced Reinsurance Recoveries by approximately $4.0 million.

Ceded Premiums Ratio
The principal components of the change in our ceded premiums ratio (ceded premiums written as a percentage of gross premiums written) are shown in the following table:

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Ceded premiums ratio, excluding other listed factors	4.7%	5.1%	(0.4)	6.6%	6.7%	(0.1)
Effect on ceded premiums ratio from:
Reduction in premiums owed under reinsurance arrangements	—	—	—	(0.7%)	—	(0.7)
Ascension Certitude program	0.9%	0.6%	0.3	1.4%	1.1%	0.3
Commutation	—	—	—	—	(1.3%)	1.3
Ceded premiums ratio, as reported	5.6%	5.7%	(0.1)	7.3%	6.5%	0.8
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2012	2011	Change		2012	2011	Change
Premiums earned	$137,050	$145,844	$(8,794)	(6.0%)	$423,065	$429,627	$(6,562)	(1.5%)
Premiums ceded	(9,925)	(11,217)	1,292	(11.5%)	(28,015)	(25,861)	(2,154)	8.3%
Net premiums earned	$127,125	$134,627	$(7,502)	(5.6%)	$395,050	$403,766	$(8,716)	(2.2%)
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
Premiums earned were lower for both the three- and the nine-month periods of 2012, as compared to 2011, principally due to the pro-rata effect of lower non-tail physician premiums written during the preceding twelve months, offset by higher tail premiums written and earned in 2012. Components of the change in premiums ceded for the 2012 three- and nine-month periods are detailed in the following table:

	Ceded Premiums Earned Increase (Decrease) 2012 versus 2011
($ in thousands)	Three Months Ended September 30	Nine Months Ended September 30
Reduction in premiums owed under reinsurance arrangements*	$—	$(2,850)
Ascension Certitude program*	529	2,533
Commutation*	—	5,634
All other factors	(1,821)	(3,163)
Net increase (decrease)	$(1,292)	$2,154
* See discussions under “Ceded Premiums Written” for further information.

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
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2012	2011	Change		2012	2011	Change
Fixed maturities	$32,747	$33,939	$(1,192)	(3.5%)	$100,110	$106,573	$(6,463)	(6.1%)
Equities	1,907	569	1,338	>100%	4,556	985	3,571	>100%
Short-term investments	51	20	31	>100%	108	93	15	16.1%
Other invested assets	39	573	(534)	(93.2%)	480	2,137	(1,657)	(77.5%)
Business owned life insurance	653	635	18	2.8%	1,571	1,571	—	—%
Investment expenses	(1,487)	(1,620)	133	(8.2%)	(4,913)	(4,786)	(127)	2.7%
Net investment income	$33,910	$34,116	$(206)	(0.6%)	$101,912	$106,573	$(4,661)	(4.4%)
Fixed Maturities
As compared to 2011, earnings from fixed maturity investments declined for both the three- and nine-month periods of 2012. Our average investment in fixed maturities decreased by approximately 4% and 2% for the 2012 three- and nine-month periods, respectively, principally because we reallocated funds to equity securities in order to improve overall investment performance. Yields for our fixed maturity portfolio were generally lower in 2012 because as securities have matured, paid down or been sold, we have reinvested at lower rates in order to maintain the asset quality and duration of our portfolio. Yields for 2012 also reflect lower income from Treasury Inflation-Protected Securities of $0.7 million and $1.6 million for the three- and nine-month periods, respectively. We have recently acquired some higher yielding fixed securities which mitigated other yield declines stabilizing the yield for the three-month period. Average yields for our fixed maturity securities during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Average income yield	3.9%	3.9%	3.9%	4.1%
Average tax equivalent income yield	4.5%	4.4%	4.5%	4.6%
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2012	2011	Change	2012	2011	Change
Investment LPs	$419	$(297)	$716	$1,189	$(281)	$1,470
Business LLC interest	—	(456)	456	(728)	(1,866)	1,138
Tax credit partnerships	(208)	(1,511)	1,303	(4,543)	(3,897)	(646)
Equity in earnings (loss) of unconsolidated subsidiaries	$211	$(2,264)	$2,475	$(4,082)	$(6,044)	$1,962
We hold interests in certain LPs that generate earnings from trading portfolios. The performance of the LPs is affected by the volatility of equity and credit markets.
Our business LLC interest is a non-controlling interest in an entity that began active business in 2011. We recognize quarterly our allocable portion of the operating results reported by the LLC. The entity was slower to produce positive operating returns than initially anticipated and losses recognized in 2012 fully eroded our initial investment.

Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $2.5 million and $7.6 million during the three and nine months ended September 30, 2012, respectively, while we recognized $0.2 million and $4.5 million of pre-tax amortization ($0.1 million and $3.0 million after tax) during the same respective periods on these investments noted in the table above. Pre-tax amortization is an estimate and is periodically re-estimated upon receipt of the investment partnerships' audited financial statements. The decline in pre-tax amortization recognized during the third quarter reflects the most current re-estimation.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Net investment income, as reported for GAAP	$33,910	$34,116	$101,912	$106,573
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	4,517	4,658	13,807	14,500
BOLI	352	342	846	846
Dividends received deduction	435	182	916	316
Pro forma tax-equivalent net investment income	39,214	39,298	117,481	122,235

Equity in earnings (loss) of unconsolidated subsidiaries, as reported for GAAP	211	(2,264)	(4,082)	(6,044)
Taxable equivalent adjustment, calculated using the 35% federal statutory tax rate:
Tax credit partnerships	3,889	1,777	11,750	6,637
Pro forma tax-equivalent equity in earnings (loss) of unconsolidated subsidiaries	4,100	(487)	7,668	593
Pro forma tax-equivalent investment results	$43,314	$38,811	$125,149	$122,828

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2012	2011	2012	2011
Other-than-temporary impairment losses, total:
Residential mortgage-backed securities	$(94)	$(13)	$(557)	$(782)
Corporate debt	(48)	—	(878)	—
Other investments	—	(1,376)	(131)	(3,509)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	(142)	(201)	(823)
Net impairment losses recognized in earnings	(142)	(1,531)	(1,767)	(5,114)
Gross realized gains, available-for-sale securities	4,269	1,441	10,418	11,733
Gross realized (losses), available-for-sale securities	(452)	(296)	(635)	(1,653)
Net realized gains (losses), short-term	6	—	6	—
Net realized gains (losses), trading securities	933	(357)	1,660	2,558
Change in unrealized holding gains (losses), trading securities	7,874	(11,702)	12,779	(13,043)
Decrease (increase) in the fair value of liabilities carried at fair value	(401)	473	(1,245)	(129)
Other	1,132	—	1,132	—
Net realized investment gains (losses)	$13,219	$(11,972)	$22,348	$(5,648)
All impairments of debt securities recognized during the three- and nine-month periods of 2012 were credit-related.
We recognized impairments of $0.1 million during the first quarter of 2012 and $1.4 million and $3.5 million for the 2011 three- and nine-month periods, respectively, related to an interest in an LLC classified as a part of Other investments which we accounted for using the cost method. The LLC announced in 2011 that it planned to convert to a publicly traded investment fund and we impaired the investment to the NAV reported by the fund. The conversion occurred during the second quarter of 2012.
We substantially increased the size of our trading portfolio over the previous year. Unrealized trading portfolio gains reflect higher average balances in our portfolio and an overall improvement in stock market yields.
Gains (losses) attributable to change in the fair value of liabilities were entirely attributable to our 2019 Note Payable and the related interest rate swap. We repaid both the Note and the Swap in July 2012. For more information, see Note 2 and Note 8 of the Notes to Condensed Consolidated Financial Statements.
Other Income
The principal components of Other Income are typically commission and fee income from our agency operations, other fee revenues, rental income and other miscellaneous revenues. These revenues are not a principal source of income and often vary among periods. During the third quarter of 2011, we recognized other income of $4.9 million related to a confidential settlement of litigation with a service provider.
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

The following table summarizes calendar year net losses and net loss ratios for the three and nine months ended September 30, 2012 and 2011 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended September 30			Nine Months Ended September 30
($ in millions)	2012	2011	Change	2012	2011	Change
Current accident year	$106.6	$115.3	$(8.7)	$332.4	$340.3	$(7.9)
Prior accident years	(50.0)	(52.1)	2.1	(157.5)	(142.3)	(15.2)
Calendar year	$56.6	$63.2	$(6.6)	$174.9	$198.0	$(23.1)

	Net Loss Ratios*
	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Current accident year	83.9%	85.6%	(1.7)	84.1%	84.3%	(0.2)
Prior accident years	(39.4%)	(38.7%)	(0.7)	(39.8%)	(35.3%)	(4.5)
Calendar year	44.5%	46.9%	(2.4)	44.3%	49.0%	(4.7)
* Net losses as specified divided by net premiums earned.
Our current accident year net loss ratios for the three and nine months ended September 30, 2012 and 2011 compare as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Current accident year net loss ratio, excluding other listed factors	82.3%	83.4%	(1.1)	82.9%	82.9%	—
Effect attributable to:
Reduction in premiums owed under reinsurance arrangements	—	—	—	(0.7%)	—	(0.7)
Commutation	—	—	—	—	(0.2%)	0.2
Tail coverages	1.6%	2.2%	(0.6)	1.9%	1.6%	0.3
Current accident year net loss ratio, as reported	83.9%	85.6%	(1.7)	84.1%	84.3%	(0.2)
Exclusive of the factors separately listed in the preceding table, the reduction in our current accident year net loss ratio for the 2012 three-month period was primarily due to changes in the mix of insured risks. Additionally, tail coverages decreased during the third quarter which lowered the ratio for the 2012 three-month period as we expect higher losses for tail coverages than for our other professional liability coverages. During the second quarter of 2012, we reduced our estimate of premiums owed under reinsurance arrangements (see “Net Premiums Earned”) which lowered our current accident year net loss ratio for the nine-month period, as the reduction increased net premiums earned but had no effect on net losses incurred. A commutation recorded in 2011 (see “Net Premiums Earned”) decreased our 2011 nine-month period current accident year net loss ratio; no commutation was recorded in 2012. Tail coverages increased the ratio for the 2012 nine-month period primarily due to increased premiums in the first quarter of 2012.
During the three- and nine-month periods of both 2012 and 2011, we recognized favorable loss development, on a net basis, related to reserves previously established for prior accident years within our retained layers of coverage ($1 million and below). We recognized favorable loss development of $50.0 million and $157.5 million for the 2012 three- and nine-month periods, respectively, primarily related to accident years 2004 through 2010. We recognized favorable loss development of $52.1 million and $142.3 million for the same respective periods of 2011, primarily related to accident years 2004 through 2009. A detailed discussion of factors influencing our recognition of loss development recognized is included in the Critical Accounting Estimates section of Item 2, under the caption “Reserve for Losses and Loss Adjustment Expenses.”
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

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of 2012 and 2011 underwriting, policy acquisition and operating expenses for the three and nine months ended September 30:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2012	2011	Change		2012	2011	Change
Insurance operation expenses	$33,070	$34,744	$(1,674)	(4.8%)	$102,060	$101,828	$232	0.2%
Agency expenses	210	210	—	—	1,023	1,706	(683)	(40.0%)
	$33,280	$34,954	$(1,674)	(4.8%)	$103,083	$103,534	$(451)	(0.4%)
Insurance Operation Expenses
Insurance operation expenses in 2012 as compared to the same periods in 2011 primarily reflects the net effect of the following:

•
We incurred transaction expenses related to our proposed merger with Medmarc of approximately $0.6 million and $0.7 million for the 2012 three- and nine-month periods, respectively. We anticipate additional Medmarc related expenses of approximately $1.3 million, most of which will be incurred in the first quarter of 2013.

•
As discussed in Notes 1 and 5 of the Notes to Condensed Consolidated Financial Statements, we adopted, on a prospective basis, new FASB guidance related to the deferral of policy acquisition costs. The new guidance affects the timing, but not the amount of acquisition costs ultimately expensed, as the decrease in the expense deferral reduces amortization of policy acquisition costs by the same amount, recognized over the term of the associated successful policies. Our 2012 insurance operation expenses were increased by policy acquisition expenses that would have been deferred to later periods under previous accounting guidance of approximately $1.0 million and $3.2 million for the 2012 three- and nine-month periods, respectively. Amortization of policy acquisition costs for the 2012 three- and nine-month periods was lower by $0.7 million and $1.3 million, respectively, than would have been recognized under previous guidance.

•
Exclusive of the effect of the new FASB guidance, amortization of deferred policy acquisition costs decreased $0.8 million for the 2012 three-month period and increased $0.3 million for the 2012 nine-month period. Lower net premiums earned in 2012 reduced amortization for both the three- and the nine-month periods. The effect of lower earned premiums was offset for the three-month period and more than offset for the nine-month period by increases of $0.2 million and $1.5 million, respectively, related to the acquisition of APS in November 2010. Due to the application of GAAP purchase accounting rules, no asset for deferred policy acquisition costs was recognized as a part of the purchase price allocation of APS; consequently, amortization of deferred policy acquisition costs in 2011 was reduced.

•
Costs associated with the operations acquired from APS, primarily compensation costs and professional fees, were approximately $1.4 million and $3.7 million lower in the 2012 three- and nine-month periods, respectively, as compared to the same respective periods of 2011.

•
Compensation costs for the 2012 three-month period were comparable to the 2011 three-month period. For the 2012 nine-month period, higher stock compensation and bonus costs as well as additional costs incurred related to the enhancement of our customer service capabilities increased our expenses by approximately $3.5 million. We relocated a number of positions in order to create a centralized customer service center. Relocation benefits were provided to affected employees as well as termination benefits for employees unable to relocate.

•	Various other operating costs were collectively lower by approximately $0.4 million and $2.5 million for the 2012 three- and nine-month periods, respectively.

Underwriting Expense Ratio (the Expense Ratio)

	Underwriting Expense Ratio *
	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	Change	2012	2011	Change
Underwriting expense ratio	26.0%	25.8%	0.2	25.8%	25.2%	0.6
* Our expense ratio computations exclude agency expenses as discussed below.
Our underwriting expense ratio for the 2012 three- and nine-month periods reflected increases of 1.4 percentage points and 0.6 percentage points, respectively, attributable to the 2012 decline in our net premiums earned, the effect of which was substantially offset by lower expenses during the 2012 three-month period.
Agency expenses
We maintain limited agency operations that both generate premium revenues for our insurance subsidiaries and earn external commission and service fee revenues. Agency operations that are associated with the generation of premium revenues by our insurance subsidiaries are included in insurance operation expenses in the above table. Expenses of agency operations that are directly associated with external commission and service fee revenues are included in agency expenses in the above table. Agency expenses for 2011 included non-recurring expenses associated with the dissolution of certain agency operations.
Interest Expense
Interest expense declined during the three and nine months ended September 30, 2012 as compared to the same respective periods in 2011, primarily because we repaid debt during the third quarter of 2012, as discussed in Liquidity and Capital Resources and Financial Condition. Interest expense by debt obligation is provided in the following table:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2012	2011	Change	2012	2011	Change
Trust Preferred Securities due 2034	$129	$240	$(111)	$635	$722	$(87)
Surplus Notes due May 2034	78	127	(49)	342	379	(37)
2019 Note Payable	2	291	(289)	571	867	(296)
Revolving credit agreement fees and amortization	141	152	(11)	451	287	164
Other	—	122	(122)	3	390	(387)
	$350	$932	$(582)	$2,002	$2,645	$(643)
Taxes
Factors affecting our effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(3.8%)	(4.8%)	(4.9%)	(4.8%)
Tax credits	(2.9%)	(1.8%)	(3.7%)	(2.1%)
Other	(0.2%)	2.1%	0.5%	0.9%
Effective tax rate	28.1%	30.5%	26.9%	29.0%
Our effective tax rate decreased in 2012 as compared to 2011, primarily due to an increase in the expected tax benefit from tax credits transferred to us by our tax credit partnership investments, and, for the three-month period, the effect of a re-estimation of permanent tax differences in third quarter 2011. We recognized expected tax benefits of approximately $2.5 million and $7.6 million for the three and nine months ended September 30, 2012, respectively, related to the credits, compared to expected tax benefits of $1.2 million and $4.3 million for the 2011 three- and nine-month periods.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2012 and December 31, 2011. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	September 30, 2012
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$223	$222	$219	$214	$209
U.S. Government-sponsored enterprise obligations	64	64	63	61	59
State and municipal bonds	1,267	1,254	1,213	1,162	1,112
Corporate debt	1,535	1,525	1,477	1,416	1,358
Asset-backed securities	601	603	598	583	565
All fixed maturity securities	$3,690	$3,668	$3,570	$3,436	$3,303

Duration:
U.S. Treasury obligations	2.99	2.96	2.90	2.83	2.75
U.S. Government-sponsored enterprise obligations	3.07	3.06	2.92	2.86	2.85
State and municipal bonds	3.88	4.04	4.19	4.30	4.39
Corporate debt	4.25	4.28	4.27	4.20	4.12
Asset-backed securities	2.01	1.89	2.16	2.80	3.52
All fixed maturity securities	3.66	3.70	3.78	3.89	4.00

	December 31, 2011
Fair Value (in millions):
U.S. Treasury obligations	$303	$301	$284	$277	$270
U.S. Government-sponsored enterprise obligations	70	70	68	65	63
State and municipal bonds	1,301	1,279	1,228	1,172	1,117
Corporate debt	1,429	1,413	1,368	1,314	1,263
Asset-backed securities	735	733	718	695	669
All fixed maturity securities	$3,838	$3,796	$3,666	$3,523	$3,382

Duration:
U.S. Treasury obligations	3.42	3.39	3.33	4.00	3.95
U.S. Government-sponsored enterprise obligations	3.25	3.26	3.43	3.62	3.69
State and municipal bonds	4.22	4.44	4.58	4.69	4.76
Corporate debt	4.07	4.05	4.00	3.91	3.83
Asset-backed securities	1.01	1.54	2.87	3.48	3.83
All fixed maturity securities	3.47	3.63	3.91	4.09	4.14

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
ProAssurance’s cash and short-term investment portfolio at September 30, 2012 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2012, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We held $1.2 billion of municipal bonds at September 30, 2012. We require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of September 30, 2012, on a stand-alone basis, our municipal bonds had a weighted average rating of AA.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (on both paid and unpaid losses) approximated $241 million at September 30, 2012 and $252 million at December 31, 2011. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At September 30, 2012 the fair value of our investment in common stocks was $184 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.88. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9% to $200 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9% in the fair value of these securities to $168 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2012. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2011 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
July 1 - 31, 2012	—	$—	—	$135,083,102
August 1 - 31, 2012	—	$—	—	$135,083,102
September 1 - 30, 2012	—	$—	—	$135,083,102
Total	—	$—	—
* In November 2010, the ProAssurance Board of Directors authorized $200 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

10.1
Amendment No. 1 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A.

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
November 6, 2012

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer
(Duly authorized officer and principal financial and accounting officer)