Form 10-K
period 2012-12-31
PROASSURANCE CORP
filed 2013-02-20
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2012,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2012 was $2,713,894,093.
As of February 14, 2013, the registrant had outstanding approximately 61,623,504 shares of its common stock.

Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2013 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

(ii)	The MAIC Holdings, Inc. Registration Statement on Form S-4 (File No. 33-91508) is incorporated by reference into Part IV of this report.

(iii)	The MAIC Holdings, Inc. Definitive Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated by reference into Part IV of this report.

(iv)	The ProAssurance Corporation Registration Statement on Form S-4 (File No. 333-49378) is incorporated by reference into Part IV of this report.

(v)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 001-16533) is incorporated by reference into Part IV of this report.

(vi)	The ProAssurance Corporation Definitive Proxy Statement filed on April 16, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(vii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(viii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(ix)	The ProAssurance Corporation Current Report on Form 8-K for event occurring on May 12, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(x)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xi)	The ProAssurance Corporation Registration Statement on Form S-8 (File No. 333-156645) is incorporated by reference into Part IV of this report.

(xii)	The ProAssurance Corporation Definitive Proxy Statement filed on April 11, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xiii)	The ProAssurance Corporation Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16533) is incorporated by reference into Part IV of the report.

(xiv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xv)	The ProAssurance Corporation Current Report on Form 8-K for event occurring December 1, 2010 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xvi)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(xvii)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(xviii)	The ProAssurance Corporation Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) is incorporated by reference into Part IV of this report.

(xix)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(xx)	The ProAssurance Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(xxi)	The ProAssurance Corporation Annual Report on Form 10K for the year ended December 31, 2011 (File No. 001-16533) is incorporated by reference in Part IV of this report.

(xxii)	The ProAssurance Corporation Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) is incorporated by reference into Part IV of this report.

PART I
ITEM 1. BUSINESS.
General / Corporate Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies focused on professional and product liability insurance. Throughout this report, references to ProAssurance, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the New York Stock Exchange under the symbol “PRA.” Our website is www.ProAssurance.com and we maintain a dedicated Investor Relations section on that website (www.ProAssurance.com/InvestorRelations) to provide specialized resources for investors and others seeking to learn more about us.
As part of our disclosure through the Investor Relations section of our website, we publish our annual report on Form 10K, our quarterly reports on Form 10Q, and our current reports on Form 8K and all other public SEC filings as soon as reasonably practical after filing with the Securities and Exchange Commission (the SEC) on its EDGAR system. These SEC filings can be found on our website at www.proassurance.com/InvestorRelations/reports_filings.aspx. This section also provides access to details about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. We maintain access to all public SEC filings for at least one year after they are filed with the SEC.
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
The Governance section of our website provides copies of the Charters for our Audit Committee, Internal Audit Department, Compensation Committee and Nominating/Corporate Governance Committee. In addition you will find our Code of Ethics and Conduct, Corporate Governance Principles, and Share Ownership Guidelines. We also provide our Lead Director Policy, our Policy Regarding Determination of Director Independence, our Audit Committee Pre-Approval Policy and Procedures, our Policy Regarding Stockholder-Nominated Director Candidates and our Procedures Governing Hiring Employees of the Registered Independent Public Accounting Firm. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
Caution Regarding Forward-Looking Statements
Any statements in this Form 10K that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, “anticipate”, “believe”, “estimate”, “expect”, “hope”, “hopeful”, “intend”, “likely”, “may”, “optimistic”, “possible”, “potential”, “preliminary”, “project”, “should”, “will” and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10K that are identified as giving our outlook on future business.
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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	changes in general economic conditions;

•	our ability to maintain our dividend payments;

•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation or dissolution of state-sponsored medical professional liability insurance entities that could remove or add sizable groups of physicians from or to the private insurance market;

•	the impact of deflation or inflation;

•	changes in the interest rate environment;

•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;

•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•
changes in accounting policies and practices that may be adopted by our regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission, or the Public Company Accounting Oversight Board;

•	changes in laws or government regulations affecting medical professional liability insurance or the financial community;

•	the effects of changes in the healthcare delivery system, including but not limited to the Patient Protection and Affordable Care Act;

•	consolidation of healthcare providers and entities that are more likely to self insure and not purchase medical professional liability insurance;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

•	changes in the availability, cost, quality, or collectability of insurance/reinsurance;

•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;

•	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;

•	loss of independent agents;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain and recruit senior management;

•	assessments from guaranty funds;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or may impede a takeover;

•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;

•
taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties;

•	insurance market conditions may alter the effectiveness of our current business strategy and impact our revenues; and

•
expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption; loss of customers, employees and key agents; increased operating costs or inability to achieve cost savings; and assumption of greater than expected liabilities, among other reasons.

Additional risks that could adversely affect the merger of Independent Nevada Doctors Insurance Exchange, now Independent Nevada Doctors Insurance Company (IND), and Medmarc Mutual Insurance Company, now Medmarc Insurance Company (Medmarc), into ProAssurance, include but are not limited to the following:

•
the outcome of any potential claims from policyholders of Medmarc and IND relating to payments or other issues arising from their respective conversions to stock insurance companies and subsequent mergers into ProAssurance

•	the businesses of ProAssurance and Medmarc or ProAssurance and IND may not be integrated successfully, or such integration may take longer to accomplish than expected;

•	cost savings from either transaction may not be fully realized or may take longer to realize than expected;

•	operating costs, customer loss and business disruption following either or both transactions, including adverse effects on relationships with employees, may be greater than expected.
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
Business Overview
We are an insurance holding company operating through subsidiaries which are primarily focused on providing professional and products liability insurance and operate as a single business segment within the United States. The composition of our gross written premiums by coverage type and by state for the past three years is as follows:

($ in thousands)	Year Ended December 31
	2012		2011		2010
Gross premium written by coverage type:
Physicians (1)	$416,510	78%	$451,181	80%	$418,173	78%
Other healthcare professionals	42,864	8%	45,641	8%	43,339	8%
Healthcare facilities	28,259	5%	28,088	5%	28,524	5%
Legal professionals	17,146	3%	16,474	3%	13,250	2%
All other (2)	31,652	6%	24,511	4%	29,919	7%
Total	$536,431	100%	$565,895	100%	$533,205	100%
Gross premiums written by state (3):
Alabama	$68,717	13%	$81,253	14%	$74,967	14%
Texas	51,865	10%	57,389	10%	13,202	2%
Ohio	48,338	9%	51,040	9%	63,143	12%
Florida	33,685	6%	38,015	7%	39,909	7%
Michigan	33,393	6%	32,402	6%	30,767	6%
Illinois	30,200	6%	24,322	4%	25,790	5%
Indiana	26,571	5%	29,965	5%	30,772	6%
All other states	243,662	45%	251,509	45%	254,655	48%
Total	$536,431	100%	$565,895	100%	$533,205	100%

(1)	Primarily comprised of one year term policies but includes premium related to policies with a two year term of $13.1 million in 2012, $22.3 million in 2011, and $10.9 million in 2010.

(2)	Includes tail coverage premiums of $29.4 million in 2012, $20.9 million in 2011 and $23.2 million in 2010.

(3)	States representing 6% or more of total annual premium during 2012, 2011 or 2010 are shown separately.
The increase in premiums written in the state of Texas for 2012 and 2011 as compared to 2010 is attributable to the acquisition of American Physicians Service Group, Inc. (APS) in November of 2010.

Gross written premium of acquired entities is not included in our results for periods prior to the acquisition date of the entity. The following table provides the approximate amount of IND and Medmarc gross premium written for the year ended December 31, 2012 that was not included in our 2012 results:

(In thousands)	2012
Gross premium written by coverage type:
Physician	$11,447
Medical and life science products liability	32,085
Legal professionals	9,541
Total	$53,073
Gross premium written by state:
Texas	$5,407
Florida	6,114
All other states *	41,552
Total	$53,073

*	State total is less than $5 million or is not a state representing more than 6% of ProAssurance 2012 total annual premium.
Corporate Organization and History
We were incorporated in Delaware as the successor to Medical Assurance, Inc. in connection with its merger with Professionals Group, Inc. (Professionals Group) in June 2001.
Much of our growth has occurred through mergers and acquisitions; we are the successor to twenty insurance organizations and have further grown our business with four significant renewal rights transactions. Key personnel have been retained in our acquisitions, allowing us to maintain market knowledge and preserve important institutional knowledge in underwriting, claims, risk management and marketing. Our ability to utilize this knowledge has allowed us to grow effectively through acquisitions.
Recent Developments
On January 1, 2013 we acquired Medmarc through a sponsored demutualization that provided Medmarc’s eligible members with cash payments of $146.2 million and future policy credits of $7.5 million, funded at acquisition. Medmarc is an underwriter of products liability insurance for medical technology and life sciences companies and also underwrites a book of legal professional liability insurance.
On December 5, 2012 the Board of Directors of ProAssurance (the Board or our Board) declared a two-for-one split of our common stock effective December 27, 2012. Additionally, the Board declared a special dividend of $2.50 per share and a quarterly dividend of $0.25, both paid on December 27, 2012, on a post-split basis.
We entered into a revolving credit agreement in April 2011 and updated the agreement in September 2012. The agreement, which expires in April 2016, allows us to borrow up to $150 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. In December 2012 we elected to partially fund our acquisition of Medmarc by borrowing $125 million from our existing credit facility on a fully secured basis as this allowed us to continue to hold rather than liquidate certain higher yielding securities. At December 31, 2012, $25 million of the credit facility remains available for use. See Note 10 of the Notes to Consolidated Financial Statements included herein for additional information regarding the revolving credit agreement.
During 2012, we used $57.7 million of available funds to repay long-term debt and terminate a related interest rate swap. We recognized a loss on the debt repayment of $2.2 million.
On November 30, 2010 we acquired 100% of the outstanding shares of APS, a provider of medical professional liability (MPL) insurance for physicians largely in the state of Texas, in a transaction valued at $237 million, including cash paid of $233 million and liabilities assumed of $4 million. See Note 2 of the Notes to Consolidated Financial Statements included herein for additional information regarding the acquisition of APS.
In November 2010 the Board authorized $200 million to be used for the repurchase of our common stock or debt securities, which was in addition to previous authorizations of $100 million in September 2009, $100 million in August 2008 and $150 million in April 2007. As of February 14, 2013 approximately $135.1 million of the total amount authorized by the Board remains available for use.
On April 1, 2009 we acquired 100% of Podiatry Insurance Company of America (PICA) and subsidiaries. The transaction was valued at $134 million including future premium credits to qualified insureds of $15 million.
In December 2008 we repurchased $23 million of our outstanding trust preferred securities for approximately $18 million. We recognized a gain of approximately $5 million on the extinguishment.
In July 2008 we converted all our outstanding Convertible Debentures (aggregate principal of $108 million), issued in 2003, into approximately 5,144,000 shares of ProAssurance common stock. No gain or loss was recorded related to the conversion.
Products, Services and Marketing
Our insurance subsidiaries are primarily focused on providing professional liability insurance to individuals and institutions engaged in the delivery of healthcare. We also maintain a book of legal professional liability business. Physicians are currently our core customer group, but we target the full spectrum of the healthcare professional liability market. For our legal professional liability product, we target smaller law practices. Our Medmarc subsidiary, acquired on January 1, 2013, offers products liability insurance for medical technology and life sciences companies. While most of our business is written in the standard market, we also offer professional and products liability insurance on an excess and surplus lines basis. We are licensed to do business in every state.
We utilize independent agencies and brokers as well as an internal sales force to write our business. We estimate that with the addition of Medmarc approximately 65% of our gross premiums written in 2013 will be produced through independent insurance agencies or brokers. The agencies and brokerages we use typically sell through professional liability insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. No single agent, broker, brokerage or agency accounts for more than 10% of our total direct premiums written.
Our marketing approach is closely tied to our promise of “Treated Fairly” which is our public pledge that all of our actions will deliver fair treatment, informed by the core values that guide our organization: integrity, respect, doctor involvement in our healthcare insurance activities, collaboration, communication, and enthusiasm. We emphasize that we offer:

•	financial strength,

•	coverages tailored to meet the evolving needs and demands of our insureds and prospective customers

•	excellent claims and underwriting services,

•	risk management consultation, loss prevention seminars and other educational programs,

•	regular newsletters discussing matters of interest to healthcare providers, including updates on legislative developments,

•	support of legislation that will have a positive effect on healthcare liability issues, and

•	involvement in and support for local medical societies and related organizations.
These communications and services demonstrate our understanding of the professional liability insurance needs of the healthcare industry, promote a commonality of interest between us and our insureds and provide opportunities for targeted interactions with potential insureds.
Underwriting
Our underwriting process is driven by individual risk selection. Our underwriting decisions are focused on achieving pricing adequacy. For our professional liability business, we assess the quality and pricing of the risk, emphasizing loss history, areas of practice and location in making our underwriting decision. For our products liability business, we consider the type of risk, the amount of coverage being sought, the expertise and experience of the applicant, the location of the risk, and the expected volume of product sales in making our underwriting decision. In performing this assessment, our underwriters may also consult with internal actuaries regarding loss trends and pricing and utilize loss-rating models to assess the projected underwriting results of certain insured risks.
Our professional liability underwriting concentrates on knowledge of local market conditions and legal environments through market-focused underwriting offices located throughout our business footprint. Our underwriters work closely with our claims departments, consulting with staff about claims histories and patterns of practice in a particular locale as well as monitoring claims activity.

For our MPL business, underwriters are assisted by our medical advisory committees that operate in our key markets. These committees are comprised of physicians, representatives of hospitals and healthcare entities, and other medical professionals, and help us maintain close ties to the medical communities in these markets, provide information on the practice of medicine in each market and provide guidance on critical underwriting issues.
Claims Management
We have professional liability claims offices strategically located throughout our business footprint so that we can provide specialized and timely attention to claims. If desired by the insured, we offer a strong defense of claims that we believe are non-meritorious or claims that we believe cannot be settled reasonably by good faith negotiations. Many of these claims are resolved by jury verdict. Our products liability claims are centrally processed in Chantilly, Virginia. We strongly defend these claims as well, with a negotiated settlement being the most frequent means of resolution.
Our internal claims personnel promptly and thoroughly investigate the circumstances surrounding each reported claim against an insured. As this investigation progresses, our claims department develops an estimate of the case reserves for each claim. Thereafter, we monitor development of new information about the claim and adjust the case reserve as loss cost estimates are revised.
Through our investigation, and in consultation with the insured and appropriate experts, we evaluate the merit of the claim and determine the appropriate strategy for resolution of the claim, either seeking a reasonable good faith settlement appropriate for the circumstance of the claim or aggressively defending the claim. Our claims personnel carefully manage each case, and obtain medical, legal and/or other expert professionals as needed to assist in the analysis and defense of the claim. As part of the evaluation and preparation process for medical professional liability claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff. For both professional liability and products liability claims, we engage experienced, independent litigation attorneys in each venue to handle the defense of our policyholder and believe this practice aids us in providing defense that is aggressive, effective and cost-efficient.
We believe our local approach to claims contributes to lower overall loss costs and results in customer loyalty, particularly for our physician insureds. Our claims personnel are experienced claims professionals who possess specialized knowledge of the local medical and legal environments and are able to effectively assist our independent attorneys with defending our claims.
Investments
The majority of our assets are held in our insurance companies, and we apply a consistent management strategy to the entire portfolio.
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

The following table, which includes subsidiaries acquired January 1, 2013, presents the claims paying ratings of our core insurance subsidiaries as of February 14, 2013. NR indicates that the subsidiary has not been rated by the listed rating agency.

Rating Agency
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)

ProAssurance Indemnity Company, Inc.	A (Excellent)	A (Strong)	A3
ProAssurance Casualty Co.	A (Excellent)	A (Strong)	A3
ProAssurance Specialty Insurance Company, Inc.	A (Excellent)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A3
PACO Assurance Company, Inc.	A-(Excellent)	A (Strong)	NR
Medmarc Insurance Company	A-(Excellent)	NR	NR
Noetic Specialty Insurance Company	A-(Excellent)	NR	NR
Medmarc Casualty Insurance Company	A-(Excellent)	NR	NR
Independent Nevada Doctors Insurance Company	NR	A (Strong)	NR
Four rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While financial strength ratings may be of greater interest to investors than our claims paying ratings, these ratings are not evaluations of our equity securities nor a recommendation to buy, hold or sell our equity securities.
Competition
Within our primary MPL line of business, we compete in a fragmented market comprised of more than one hundred providers, according to 2011 industry data, with the top five writers having a combined market share of approximately 32%. We are the fourth largest MPL writer in the United States. Competitive distinctions vary from state-to-state and within areas of healthcare delivery (e.g., individual physicians vs. hospitals and facilities) and include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions. Our competitors range from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets.
Our financial stability, local market presence and knowledge, leading position in a number of markets, service quality, experience insuring hospitals and facilities as well as individual providers, size, and geographic scope provide us with competitive advantages. We are widely recognized in our markets for our heritage as a policyholder founded company with a long-term focus on the professional liability insurance industry as well as our demonstrated commitment to the defense of non-meritorious claims and the prompt, reasonable settlement of those claims that involve a breach of the applicable standard of professional care by our insured, and that have caused damages that are covered by our insurance policy.
Historically, we have principally insured solo or small group practitioners, but in recent years we have increased our focus on offering unique, joint or cooperative insurance programs that are attractive to hospitals or other large groups. Often, these large groups and hospitals choose to manage their MPL risks through alternative insurance mechanisms such as risk retention groups or self insurance entities, and we offer insurance programs designed to compete with these mechanisms. In recent years there has been a substantial increase in the number of physicians employed full time by hospitals or large group practices, which has required us to refine our existing hospital/physician insurance programs and develop new insurance mechanisms to serve this emerging market.
Our regional claims and underwriting offices also provide competitive advantages. We utilize our local market knowledge to rigorously underwrite each application for coverage to ensure that we understand and develop adequate prices for the risks we accept. Our local market knowledge also allows us to effectively evaluate claims because we have a detailed understanding of local medical and legal climates. Our locally-based claims and underwriting professionals allow us to cultivate and maintain active relationships with our customers so that we can quickly respond to their needs.
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
Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our active insurance subsidiaries and other states in which our insurance subsidiaries do business. Our active insurance subsidiaries are domiciled in Alabama, Illinois, Michigan, Nevada and Vermont.
Our insurance subsidiaries are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Such regulations may hamper our ability to meet operating or profitability goals, including preventing us from establishing premium rates for some classes of insureds that adequately reflects the level of risk assumed for those classes. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation regulating insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, and other related matters.
Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.
Insurance companies are also subject to state and federal legislative and regulatory measures and judicial decisions. These could include new or updated definitions of risk exposure and limitations on business practices.
Insurance Regulation Concerning Change or Acquisition of Control
The insurance regulatory codes in each of the domiciliary states of our operating subsidiaries contain provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control or possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Because of these regulatory requirements, any party seeking to acquire control of ProAssurance or any other domestic insurance company, whether directly or indirectly, would usually be required to obtain such approval.
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
Statutory Accounting and Reporting
Insurance companies are required to file detailed quarterly and annual reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with Statutory Accounting Principles (SAP). Insurance regulators periodically examine each insurer’s adherence to SAP, financial condition, and compliance with insurance department rules and regulations.
In late 2010, the National Association of Insurance Commissioners (the NAIC) adopted the Model Insurance and Holding Company System Regulatory Act and Regulation (“Model Law”). The Model Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. The Model Law will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from the Model Law. None of the states in which we are domiciled have adopted the Model Law.

Regulation of Dividends and Other Payments from Our Operating Subsidiaries
Our operating subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends or distributions an insurance company may pay to its shareholders, including our insurance holding company, without prior regulatory approval. Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
State insurance holding company regulations generally require domestic insurers to obtain prior approval of extraordinary dividends. Insurance holding company regulations that govern our principal operating subsidiaries deem a dividend as extraordinary if the combined dividends and distributions to the parent holding company in any twelve-month period are more than the greater of either the insurer’s net income (for Vermont and Michigan, net income not including realized capital gains) for the prior fiscal year or 10% of its surplus at the end of the prior fiscal year.
If insurance regulators determine that payment of a dividend or any other payments within a holding company group, (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be a detriment to such insurance company’s policyholders, the regulators may prohibit such payments that would otherwise be permitted.
Risk-Based Capital
In order to enhance the regulation of insurer solvency, the NAIC specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2012, all of ProAssurance’s insurance subsidiaries exceeded the minimum required risk-based capital levels.
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
Guaranty Funds
Admitted insurance companies are required to be members of guaranty associations which administer state guaranty funds. To fund the payment of claims (up to prescribed limits) against insurance companies that become insolvent, these associations levy assessments on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state, although state regulations may permit larger assessments if insolvency losses reach specified levels. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. In recent years, participation in guaranty funds has not had a material effect on our results of operations.
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

The Missouri tort reform statutes were overturned in 2012, the Illinois and Georgia statutes were overturned in 2010, and challenges to tort reform are underway in most states where tort reforms have been enacted. Other state reforms may also be overturned, although we cannot predict with any certainty how appellate courts will rule. We monitor developments on a state-by-state basis and make business decisions accordingly.
Tort reform proposals are considered from time to time at the Federal level. As in the states, passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
The Patient Protection and Affordable Care Act of 2010, otherwise known as the Healthcare Reform Act, was passed and signed into law in March 2010. Although some provisions of the Act have already become effective, the most comprehensive provisions will become effective beginning in 2013.We do not expect that the provisions thus far enacted will have a significant direct effect on our business, but specific regulations to implement the law are still being written.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed in July 2010. Although provisions of the Act do not appear to materially affect our business, the Act establishes new regulatory oversight of financial institutions. As detailed regulations are developed to implement the provisions of the Dodd-Frank Act, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.
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
Employees
At December 31, 2012, we had 690 employees, none of whom were represented by a labor union. We consider our employee relations to be good.

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
The property and casualty insurance business is highly competitive. We compete with large national property and casualty insurance companies, locally-based specialty companies, self-insured entities and alternative risk transfer mechanisms (such as captive insurers and risk retention groups) whose activities are directed to limited markets in which they have extensive knowledge. Competitors include insurance companies that have substantially greater financial resources than we do, alternative risk transfer mechanisms used by hospitals purchasing physician practices, as well as mutual insurance companies and similar companies not owned by shareholders whose return on equity objectives may be lower than ours.
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
Our results of operations and financial condition may be affected if actual insured losses differ from our loss reserves.
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
The process of estimating loss reserves is complex. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to, the nature of the claim and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for MPL and medical products claims, the trend of healthcare costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment, and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:

•	for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;

•	trends in paid and incurred loss development;

•	trends in claim frequency and severity;

•	emerging economic and social trends;

•	trend of healthcare costs for MPL and medical products claims;

•	inflation; and

•	changes in the regulatory legal and political environment.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate, but not necessarily accurate, basis for predicting future events. There is no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. We evaluate our reserves each period and increase or decrease reserves as necessary based on our estimate of future claims payments. An increase to reserves has a negative effect on our results of operations in the period of increase; a reduction to reserves has a positive effect on our results of operations in the period of reduction.
Our loss reserves also may be affected by court decisions that expand liability of our policies after they have been issued and priced. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, any case that is litigated to a jury verdict has the potential to incur a loss that has a material adverse effect on our results of operations.

We purchase reinsurance to mitigate the effect of large losses. Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms and conditions of our reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, we estimate premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement. Due to the size of our reinsurance balances, changes to our estimate of the amount of reinsurance that is due to us could have a material effect on our results of operations in the period for which the change is made.
We are exposed to and may face adverse developments involving mass tort products liability claims arising from allegedly defective medical products, including medical devices, biotechnology and diagnostic products, prescription and non-prescription pharmaceuticals, personal care products or animal healthcare products.
Establishing claim and claim adjustment expense reserves for mass tort claims is subject to uncertainties due to many factors, including expanded theories of liability, geographical location and jurisdiction of the lawsuits and the number of manufacturers and/or distributors involved. Moreover, it is difficult to estimate our ultimate liability for such claims due to evolving judicial interpretations of various tort theories of liability and defense theories, such as federal preemption and joint and several liability, as well as the application of insurance coverage to these claims
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments.
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
We transfer part of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although our reinsurance agreements make the reinsurer liable to us to the extent the risk is transferred, our liability to our policyholders remains our responsibility. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results and/or cash flows would be adversely affected and could have a material effect on our results of operations in the period in which uncollectible amounts are identified.
At December 31, 2012 our Receivable from Reinsurers on Unpaid Losses is $191.6 million and our Receivable from Reinsurers on Paid Losses is $4.5 million. As of December 31, 2012 the estimated net amount due from four of our reinsurers exceeded $10 million, on an individual basis, with the largest estimated amount due from an individual reinsurer being $31.2 million. A table listing reinsurers is provided in Item 7. Management's Discussion and Analysis, as a part of the Liquidity section, under the caption "Reinsurance".
Our claims handling could result in a bad faith claim against us.
We have been, from time to time, sued for allegedly acting in bad faith during our handling of a claim. The damages claimed in actions for bad faith may include amounts owed by the insured in excess of the policy limits as well as consequential and punitive damages. Awards above policy limits are possible whenever a case is taken to trial. These actions have the potential to have a material adverse effect on our financial condition and results of operations.
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
Changes due to financial reform legislation could have a material effect on our operations.
The Dodd-Frank Act was passed and signed into law in July 2010. The provisions of the bill do not appear to materially affect our operations; however, the bill establishes new regulatory oversight of financial institutions and regulations to implement the Act remain in the process of development. As detailed regulations are developed to implement the provisions of the bill, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of regulatory compliance, or both. We are unable to predict with any certainty the effect that the Dodd-Frank Act will have on our business.
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
Challenges to tort reform are underway in most states where tort reforms have been enacted. The statutes in Missouri were overturned in 2012; those in Georgia and Illinois were overturned in 2010. We cannot predict with any certainty how other state appellate courts will rule on these laws. While the effects of tort reform have been generally beneficial to our business in states where these laws have been enacted, there can be no assurance that such reforms will be ultimately upheld by the courts. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition. In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to maintain rates at adequate levels. Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state-sponsored MPL insurance entities that could remove some physicians from the private insurance market.
We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.
Our performance is dependent on the business, economic, regulatory and legislative conditions of states where we have a significant amount of business.
Our top five states, Alabama, Texas, Ohio, Florida and Michigan, represented 44% of our gross premiums written for the year ended December 31, 2012. Moreover, on a combined basis, Alabama, Texas and Ohio accounted for 32%, 33%, and 28% of our gross premiums written for the years ended December 31, 2012, 2011 and 2010, respectively. Because of these concentrations, unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
We may be unable to identify future strategic acquisitions or expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected.
Our corporate strategy anticipates growth through the acquisition of other companies or books of business. However, such expansion is opportunistic and sporadic, and there is no guarantee that we will be able to identify strategic acquisition targets in the future. Additionally, if we are able to identify a strategic target for acquisition, state insurance regulation concerning change or acquisition of control could delay or prevent us from growing through acquisitions. State insurance regulatory codes provide that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. There is no assurance that we will receive such approval from the respective insurance regulator or that such approvals will not be conditioned in a manner that materially and adversely affects the aggregate economic value and business benefits expected to be obtained and cause us to not complete the acquisition.
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
Independent rating agencies assess and rate the claims-paying ability and the financial strength of insurers based upon criteria established by the agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of previously assigned ratings. The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of financial strength and ability to meet policyholder and debt obligations and are not directed toward the protection of equity investors.
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
The following table, which includes subsidiaries acquired January 1, 2013, presents the claims paying ratings of our core insurance subsidiaries as of February 14, 2013. NR indicates that the subsidiary has not been rated by the listed rating agency.

Rating Agency
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A (Excellent)	A (Strong)	A3
ProAssurance Casualty Co.	A (Excellent)	A (Strong)	A3
ProAssurance Specialty Insurance Company, Inc.	A (Excellent)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A3
PACO Assurance Company, Inc.	A-(Excellent)	A (Strong)	NR
Medmarc Insurance Company	A-(Excellent)	NR	NR
Noetic Specialty Insurance Company	A-(Excellent)	NR	NR
Medmarc Casualty Insurance Company	A-(Excellent)	NR	NR
Independent Nevada Doctors Insurance Company	NR	A (Strong)	NR
Four rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While these ratings may be of greater interest to investors than our claims paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.

Our business could be adversely affected by the loss of independent agents or brokers.
We depend in part on the services of independent agents and brokers in the marketing of our insurance products. We face competition from other insurance companies for their services and allegiance. These agents and brokers may choose to direct business to competing insurance companies.
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

These regulations may impede or impose burdensome conditions on rate changes or other actions that we may desire to take in order to enhance our results of operations. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, changes of control and the terms of affiliated transactions.
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
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. In 2012, net guaranty fund assessments approximated $0.3 million, while in 2011, refunds/recoupments exceeded assessments by $0.1 million. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Our investment results will fluctuate as interest rates change.
Our investment portfolio is primarily comprised of interest-earning assets, marked to market each period. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our results of operations. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our stockholders’ equity, income and/or cash flows.
Our investments are subject to credit, prepayment risk and other risks.
A significant portion of our total assets ($3.9 billion or 81%) at December 31, 2012 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.
At December 31, 2012 approximately 13% of our investment portfolio is invested in mortgage and asset-backed securities. We utilize ratings determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s, and Fitch) as an element of our evaluation of the credit worthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.

At December 31, 2012, we held the following asset-backed securities:

(In thousands)	Carrying Value (1)	Amortized Cost Basis	NRSRO Weighted Average Rating
Asset backed securities collateralized by:
Agency mortgages (2)	$275,670	$259,327	AA+
Non-agency mortgages	6,791	6,546	A
Subprime home equity loans	7,304	7,809	BBB+
Alt - A mortgages	7,389	7,117	B-
Agency commercial mortgages	59,464	57,234	AA+
Other commercial mortgages	74,106	69,062	AAA
Credit card loans	17,967	17,405	AAA
Automobile loans	33,622	33,356	AAA
Other asset loans	12,379	12,100	AA
Total asset-backed securities	$494,692	$469,956	AA+

(1)	At December 31, 2012 all asset-backed securities were carried at fair value.

(2)	Guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac
Persistent value declines in the U.S. housing and real estate markets as well as the U.S. economic downturn have resulted in increases in delinquencies and losses with respect to mortgage- and asset-backed securities. The value of our mortgage- and asset-backed securities is subject to the risk that some of these investments may default or become significantly impaired. Such defaults or impairments would result in realized investment losses.
Our asset-backed securities are also subject to prepayment risk. A prepayment is the unscheduled return of principal. When rates decline, the propensity for refinancing may increase and the period of time we hold our asset-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash proceeds at lower yields than the retired security. Conversely, as rates increase, and motivations for prepayments lessen, the period of time we hold our asset-backed securities may lengthen, causing us to not reinvest cash flows at the higher available yields.
At December 31, 2012 the fair value of our state/municipal portfolio was $1.2 billion (amortized cost basis of $1.1 billion). While our state/municipal portfolio had a high credit rating (AA on average) which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. The economic downturn in preceding years lessened tax receipts and other revenues in many states and their municipalities and the frequency of credit downgrades of these entities has increased.
U.S. Government debt rating has been downgraded.
In August 2011, one of the major rating agencies downgraded the rating of U.S. Government debt. Other rating agencies have indicated that they will likely downgrade U.S. Government debt in 2013 if significant fiscal reform is not implemented. The rating agencies have also indicated that debt instruments of issuers dependent upon federal support and distributions, including state and local municipalities, may also be downgraded, but this has not yet occurred to any widespread extent except with respect to U.S. Agency debt or U.S. Agency guaranteed debt. If ratings downgrades become more widespread, the average credit rating of our investment portfolio will be reduced. Due to the unpredictable nature of this situation, we are unable to provide a reliable estimate regarding the extent to which our portfolio might be affected. As of December 31, 2012 debt securities represented 88% of our total investments and included U.S. Government debt, U.S. Agency debt, and U.S. Agency guaranteed debt having a combined fair value of $598 million and state and municipal securities having a combined fair value of $1.2 billion.
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
We determine the fair value of our investments using quoted exchange or over-the-counter (OTC) prices, when available. At December 31, 2012, we valued approximately 7% of our investments in this manner. When exchange or OTC quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. At December 31, 2012 approximately 89% of our investments were valued in this manner. When markets exhibit much volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts received upon disposition or maturity of the security.
Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, most recently paid at $0.25 per share. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
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
We are subject to U.S. federal and various state income taxes. We are periodically under routine examination by various federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements and considers the Notice of Proposed Adjustment (NOPA) received in 2012, as discussed in the following paragraph. As of December 31, 2012 our current tax liability was approximately $19.3 million, which included our liability for unrecognized current tax benefits of $4.8 million, and we had net deferred tax liabilities of approximately $14.6 million. Unrecognized tax benefits at December 31, 2012, if recognized, would not affect the effective tax rate but would accelerate the payment of tax.
In December 2012 we received a NOPA related to our federal returns for the 2009 and 2010 tax years which would substantially reduce the deduction allowed for our loss and loss adjustment expenses and would increase taxes due by approximately $130 million. The proposed adjustment affects only the timing of our deduction and any payment acceleration resulting from the NOPA would not increase tax expense for the current or prior periods, exclusive of interest that might be assessed on past-due taxes, if any. Any payments would come out of our cash and investments and could reduce future investment earnings. We disagree with and are contesting the position taken by the IRS but cannot reliably predict the timing of the final resolution or the ultimate outcome.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We own five office properties, all of which are unencumbered:

	Square Footage of Properties
Property Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL (*)	104,000	61,000	165,000
Franklin, TN	52,000	51,000	103,000
Okemos, MI	53,000	—	53,000
Madison, WI	38,000	—	38,000
Las Vegas, NV	4,640	—	4,640

(*)	Corporate Office

ITEM 3.	LEGAL PROCEEDINGS.
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

W. Stancil Starnes
Mr. Starnes was appointed as Chief Executive Officer of ProAssurance in July 2007 and has served as the Chairman of the Board since October 2008. Mr. Starnes previously served as President, Corporate Planning and Administration of Brasfield & Gorrie, Inc., a large commercial construction firm. Prior to October 2006, Mr. Starnes served as the Senior and Managing Partner of the law firm of Starnes & Atchison, LLP, where he was extensively involved with ProAssurance and its predecessors in the defense of medical professional liability claims for over 25 years. Mr. Starnes currently serves as a director of Infinity Property and Casualty Corporation, a public insurance holding company, where he serves on the audit, compensation and executive committees. He formerly served as a director of Alabama National Bancorporation. (Age 64)

Victor T. Adamo
Mr. Adamo was appointed Vice Chairman in May 2012 and has been an executive officer of ProAssurance since its inception. Mr. Adamo served as an officer of ProAssurance's insurance subsidiary, ProAssurance Casualty Company (formerly, ProNational Insurance Company) from 1985 to 2001, and as a director and President and Chief Executive Officer of its former holding company, Professionals Group, Inc. from 1996 to 2001. From 1975 to 1985, Mr. Adamo was in private legal practice and represented the predecessor to Professionals Group, Inc. Mr. Adamo is a Chartered Property Casualty Underwriter. (Age 64)

Howard H. Friedman
Mr. Friedman was appointed as a Co-President of our Professional Liability Group in October 2005, and is also our Chief Underwriting Officer. Mr. Friedman has previously served as Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society. (Age 54)

Jeffrey P. Lisenby
Mr. Lisenby was appointed as a Senior Vice President in December 2007 and has served as our Corporate Secretary since January 2006 and head of the corporate Legal Department since 2001. Mr. Lisenby previously practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 44)

Frank B. O’Neil
Mr. O’Neil was appointed as our Senior Vice President of Corporate Communications and Investor Relations in September 2001. Mr. O’Neil joined our predecessor in 1987 and has been our Senior Vice President of Corporate Communications since 1997. (Age 59)

Edward L. Rand, Jr.
Mr. Rand was appointed Chief Financial Officer in April 2005, having joined ProAssurance as our Senior Vice President of Finance in November 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. Mr. Rand is a Certified Public Accountant. (Age 46)

Darryl K. Thomas
Mr. Thomas has been with ProAssurance since its inception and currently serves as a Co-President of our Professional Liability Group, a position he has held since October 2005, and as our Chief Claims Officer. Previously, Mr. Thomas was Senior Vice President of Claims for Professionals Group. Prior to joining the predecessor to Professionals Group in 1995, Mr. Thomas was Executive Vice President of a national third-party administrator of professional liability claims. Prior to that time, Mr. Thomas served as Vice President and Litigation Counsel for the Kentucky Hospital Association. (Age 55)

We have adopted a code of ethics that applies to our directors and executive officers, including but not limited to our principal executive officers, principal financial officer, and principal accounting officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 14, 2013, ProAssurance Corporation (PRA) had 3,131 stockholders of record and 61,623,504 shares of common stock outstanding. ProAssurance’s common stock currently trades on the New York Stock Exchange (NYSE) under the symbol “PRA”.

	2012		2011
Quarter	High	Low	High	Low
First	$45.00	$39.35	$32.04	$28.98
Second	45.06	41.94	35.16	31.25
Third	46.29	43.80	36.48	33.28
Fourth	46.49	42.17	40.61	34.64

	Dividends Declared		Dividends Paid
	2012	2011	2012	2011
First	$0.125	$—	$0.125	$—
Second	0.125	—	0.125	—
Third	0.125	0.125	0.125	—
Fourth*	2.750	0.125	2.875	0.125
* Includes a special dividend of $2.50 per common share in 2012.
The Board of ProAssurance declared a two-for-one stock split on December 5, 2012, effected December 27, 2012 in the form of a stock dividend. All share information provided in this report considers the effect of the split for all periods presented. The Board initiated a regular quarterly dividend in September 2011 and on December 5, 2012 declared a special dividend of $2.50 per common share that was paid December 27, 2012. Any decision to pay regular or special cash dividends in the future is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated by reference from the paragraphs under the caption “Insurance Regulatory Matters–Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 of this 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	909,021	$23.22	*	2,507,279
Equity compensation plans not approved by security holders	—	—		—
*Applicable only to approximately 20,000 outstanding options. Other outstanding share units have no exercise price.

Issuer Purchases of Equity Securities
No shares were purchased as part of publicly announced plans or programs during the fourth quarter of 2012. Of the $200 million authorized by the ProAssurance Board of Directors in November 2010 for the repurchase of common shares or the retirement of outstanding debt, $135.1 million remained available for use as of December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written	$536,431	$565,895	$533,205	$553,922	$471,482
Net premiums earned	550,664	565,415	519,107	497,543	459,278
Net investment income	136,094	140,956	146,380	150,945	158,384
Equity in earnings (loss) of unconsolidated subsidiaries	(6,873)	(9,147)	1,245	1,438	(7,997)
Net realized investment gains (losses)	28,863	5,994	17,342	12,792	(50,913)
Other revenues	7,106	13,566	7,991	9,965	8,410
Total revenues	715,854	716,784	692,065	672,683	567,162
Net losses and loss adjustment expenses	179,913	162,287	221,115	231,068	211,499
Net income (2)	$275,470	$287,096	$231,598	$222,026	$177,725
Net income per share (3):
Basic	$4.49	$4.70	$3.64	$3.38	$2.71
Diluted	$4.46	$4.65	$3.60	$3.35	$2.61
Weighted average shares outstanding (3):
Basic	61,342	61,140	63,576	65,696	65,500
Diluted	61,833	61,684	64,351	66,300	68,724
Balance Sheet Data (as of December 31)
Total investments	$3,926,902	$4,090,541	$3,990,431	$3,838,222	$3,575,942
Total assets	4,876,578	4,998,878	4,875,056	4,647,414	4,280,938
Reserve for losses and loss adjustment expenses	2,054,994	2,247,772	2,414,100	2,422,230	2,379,468
Long-term debt	125,000	49,687	51,104	50,203	34,930
Total liabilities	2,605,998	2,834,425	3,019,193	2,942,819	2,857,353
Total capital	$2,270,580	$2,164,453	$1,855,863	$1,704,595	$1,423,585
Total capital per share of common stock outstanding (3)	$36.85	$35.42	$30.17	$26.30	$21.35
Common stock outstanding, period end (3)	61,624	61,107	61,506	64,824	66,692

(1)	Includes acquired entities since date of acquisition only.

(2)
Includes a loss on extinguishment of debt of $2.2 million and $2.8 million for the years ended December 31, 2012 and 2009, respectively, and a gain on extinguishment of debt of $4.6 million for the year ended December 31, 2008.

(3)	For all periods presented, share and per share amounts reflect the effect of the two-for-one stock split effected in the form of a stock dividend that was effective December 27, 2012.

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
The estimation of professional liability losses is inherently difficult and is the subject of significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim and the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for MPL claims, the trend of healthcare costs. Professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
Our reserves are established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries. We partition our reserves by accident year, which is the year in which the claim becomes our liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. We also partition our reserves by reserve type: case reserves and IBNR reserves. Case reserves are established by our claims department based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; reported loss is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent our estimate of losses that have been incurred but not reported to us and future developments on losses that have been reported to us.
At a high level our reserving process can be broadly grouped into two areas, the establishment of initial or current accident year reserves and the re-estimation of prior year's loss reserves. Activity in our net reserve for losses during 2012, 2011 and 2010 is summarized in the Liquidity and Capital Resources and Financial Condition - Losses section that follows.
Initial Reserve Estimates
In the current environment, and taking into consideration current claims trends, we believe we are pricing our business today to a 75% loss ratio, however, considerable judgment is required in the pricing of our business and in establishing our initial reserves for a given accident year. Due to the lack of available data for both open and closed claims for the initial accident year, we heavily rely on the loss assumptions that are used in pricing our business. Historically, and at present, we utilize loss ratios that are approximately 8 to 10 percentage points above the ratios we believe we have achieved in our pricing for the current accident year. We believe this considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 57% over the past 30 years) and produces a reasonable best estimate of the reserves required to cover actual ultimate unpaid losses. In the current environment this equates to an initial loss ratio of approximately 85% as compared to an average loss ratio of approximately 74% targeted in our pricing. Although we remain uncertain regarding the ultimate severity trend, as discussed in following paragraphs, the consideration we have given to observed lower loss costs has resulted in rate reductions in recent years. On average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge by 16% from 2006 to 2012.
Reestimation of Prior Years' Loss Reserves
Process
The foundation of our reserve re-estimation process is an actuarial analysis that is performed by both our internal and consulting actuaries. The very detailed analysis projects ultimate losses on a line of business, geographic, coverage layer and accident year basis. The procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. In all there are approximately 140 different partitions of our business for purposes of this analysis. We believe that the use of consulting actuaries provides an independent view of our loss data as well as a broader perspective on industry loss trends.
The analysis performed by the consulting actuaries analyzes each partition of our business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including:

•	Bornhuetter-Ferguson (Paid and Reported) Method

•	Paid Development Method

•	Reported Development Method

•	Average Paid Value Method

•	Average Reported Value Method

•	Backward Recursive Development Method
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
Backward Recursive Development Method. This method is an extrapolation of the movements in case reserve adequacy in order to estimate unpaid loss costs. Historical data showing incremental changes to case reserves over progressive time periods is used to derive factors that represent the ratio of case reserve values at successive maturities. Historical claims payment data showing the additional payments in progressive time periods is used to derive factors that represent the portion of a case reserve paid in the following period. Starting from the most mature period, after which all of the case reserve is paid and the case reserve is exhausted, the next prior ultimate development factor for the prior case reserve can be calculated as the case factor times the established ultimate development factor plus the paid factor. For each successive prior maturity, the ultimate development factor is calculated similarly. The result of multiplying the ultimate development factor times the case reserve is the total indicated unpaid amount.
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
Certain of the methodologies utilized to estimate the ultimate losses for each partition of our reserves consider the actual amounts paid. Paid data is particularly influential when a large portion of known claims have been closed, as is the case for older accident years. In selecting a point estimate for each partition, management considers the extent to which trends are emerging consistently for all partitions and known industry trends. Thus, actual, rather than estimated severity trends are given consideration. When actual severity trends are lower than those estimated at the time that reserves were previously established, the recognition of favorable development is indicated. This is particularly true for older accident years where our actuarial methodologies give more weight to actual loss costs (severity).
The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, we perform statistical reviews of claims data such as claim counts, average settlement costs and severity trends when establishing our reserves.
We utilize the selected point estimates of ultimate losses to develop estimates of ultimate losses recoverable from reinsurers, based on the terms and conditions of our reinsurance agreements. An overall estimate of the amount receivable from reinsurers is determined by combining the individual estimates. Our net reserve estimate is the gross reserve point estimate less the estimated reinsurance recovery.
Use of Judgment
Even though the actuarial process is highly technical, it is also highly judgmental, both as to the selection of the data used in the various actuarial methodologies (e.g., initial expected loss ratios and loss development factors) and in the interpretation of the output of the various methods used. Each actuarial method generally returns a different value and for the more recent accident years the variations among the various methodologies can be significant. For each partition of our reserves, the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends, changes in the legal and legislative environment and the current economic environment, are used to develop a point estimate based upon management's judgment and past experience. The process of selecting the point estimate is based upon the judgment of management taking into consideration the actuarial methods and other environmental factors discussed previously. For each partition of our reserves, we select a point estimate with due regard for the age, characteristics and volatility of the subset of the business, the volume of data available for review and past experience with respect to the accuracy of estimates. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
Given the historical volatility of the MPL line of business we are cautious in giving full credibility to emerging trends that, when more fully mature, may lead to the recognition of either favorable or adverse development of our losses. There may be trends, both positive and negative, reflected in the numerical data both within our own information and in the broader MPL marketplace that mitigate or reverse as time progresses and additional data becomes available.
Over the past several years the most influential factor affecting our analysis of reserves has been the changes, or lack thereof, in the severity of claims.
Severity is defined as the average cost of resolving claims. The severity trend assumption is a key assumption for both pricing models and actuarial estimation of reserves. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models. Our current pricing model assumes a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of 3.2 percentage points. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of MPL claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given this long-tail and the previously discussed historical volatility of loss costs, we are generally cautious in making changes to the severity assumptions within our pricing model. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
From 2004 to 2009 both our internal and consulting actuaries have observed an unprecedented reduction in the frequency of claims (or number of claims per exposure unit) that cannot be attributed to any single factor, which has complicated the selection of an appropriate severity trend for our pricing models. It has also made it more challenging to factor severity into the various actuarial methodologies discussed above. We believe that much of the reduction in claim frequency is the result of a decline in the filing of frivolous lawsuits that have historically been dismissed or otherwise result in no payment of indemnity on the part of our insureds. With fewer frivolous claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims. Based on a weighted average of payments, only 85% are resolved after eight years for a given accident year. Due to this long tail, it can take several years before we are able to determine what impact, if any, has resulted from the decline in frequency and whether there is a related increase in severity.
Loss Development
We recognized net favorable development related to prior accident years of $272.0 million for the year ended December 31, 2012, $325.9 million for the year ended December 31, 2011, and $234.0 million for the year ended December 31, 2010. In support of our concern that the decline in frequency will result in a higher severity trend, we have seen our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) increase from 7% in 2005 to 14% in 2012. While this trend has been in keeping with our expectations, the anticipated increase in severity incorporated into our loss assumptions has not occurred. Rather, we have experienced lower than expected severity which has been the primary driver of the favorable development recognized in recent years.
The following tables present additional information about our loss development:
Estimated Ultimate Losses, Net of Reinsurance ("established ultimates"):

(In thousands)	2012*	2011	2010
2012	$451,951	N/A	N/A
2011	483,264	$488,152	N/A
2010	476,449	490,061	$493,354
2009	451,298	475,676	497,766
2008	403,641	459,299	510,861
2007	385,530	436,577	498,240
2006	340,983	379,692	438,487
2005	362,319	387,280	423,380
2004	348,738	367,656	406,944
2003	492,576	507,673	529,722
Prior to 2003	5,065,129	5,089,899	5,120,925
*Amounts shown for 2012 exclude ultimates associated with the reserves assumed in 2012 due to a business combination

Reserve Development, (favorable) unfavorable:

(In thousands)	2012	2011	2010
2011	$(4,888)	N/A	N/A
2010	(13,612)	$(3,293)	N/A
2009	(24,378)	(22,090)	$2,004
2008	(55,658)	(51,562)	(5,035)
2007	(51,047)	(61,663)	(36,858)
2006	(38,709)	(58,795)	(67,418)
2005	(24,961)	(36,100)	(42,259)
2004	(18,918)	(39,288)	(38,182)
2003	(15,097)	(22,049)	(17,362)
Prior to 2003	(24,770)	(31,025)	(28,880)
An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, looking at the 2008 accident year, we had resolved 71.2% of the known claims by the end of 2010, 83.1% of the known claims by the end of 2011, and 90.3% of the known claims by the end of 2012. These statistics are based on the number of reported claims; since many non-meritorious claims are resolved early, percentages of ultimate loss payments known at the same points in time are considerably lower. A similar pattern can be seen in each open accident year as demonstrated in the table below.
Historically we have resolved more than 85% of our physician and hospital professional liability claims with no indemnity payment and generally these claims are the first to be resolved. As an accident year matures, the number of claims resolved with indemnity payments progressively increases. In a similar fashion, we typically expend more in loss adjustment expenses (legal fees) as claims mature.
The following table represents the percentage of known MPL claims closed:

	December 31
Accident Year	2012	2011	2010
2012	13.5%	N/A	N/A
2011	45.0%	13.2%	N/A
2010	68.8%	45.3%	16.4%
2009	80.6%	67.7%	46.3%
2008	90.3%	83.1%	71.2%
2007	93.9%	89.5%	82.5%
2006	97.1%	94.7%	90.0%
2005	98.4%	96.9%	94.4%
2004	99.1%	98.3%	96.8%
2003	98.7%	98.0%	96.8%
Based upon the additional claims closed during 2012, 2011 and 2010, as shown above, and the continuation of better than expected severity trends, management reduced its expected ultimate losses in each of these years resulting in the recognition of corresponding amounts of favorable development in the income statements of those periods. At December 31, 2010 management reserve estimates for the three most recent prior accident years (which have closed claim percentages below 85%) were more heavily influenced by the initial reserves estimates set for these years, while estimates for older accident years with higher percentages of closed claims were more heavily influenced by the more moderate severity trend observed during the period, particularly with regard to claims closed during the period. At December 31, 2012 and 2011 the continued lack of increase in the severity trend, in spite of the increase in the ratio of claims closed with indemnity, influenced management's judgment both in regard to the older accident years where this trend has more fully played out and in regard to the more recent accident years. The increased favorable development recognized in 2011 as compared to 2010 is largely attributable to the initial effect of giving greater consideration to the moderated severity trend. Management continued to reflect approximately the same level of consideration of the moderated trend in its estimate of the reserve required at December 31, 2012; however, the effect was not as pronounced in 2012 as that initially recorded in 2011.
This can be seen in looking at both the absolute amount of favorable reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2012, 2011 and 2010 with respect to the three then most recent prior accident years:

($ in millions)	2012	2011	2010
Prior accident years	2009-2011	2008-2010	2007-2009
Net favorable development recognized for the specified years	$42.9	$76.9	$39.9
Development as a % of established ultimates, prior calendar year end	2.9%	5.1%	2.6%
Variability of Loss Reserves
As previously noted, the number of data points and variables considered and the subjective process followed in establishing our loss reserve makes it impractical to isolate individual variables and demonstrate their impact on our estimate of loss reserves. However, to provide a better understanding of the potential variability in our reserves, we have modeled implied reserve ranges around our single point net reserve estimates for our professional liability business assuming different confidence levels. The ranges have been developed by aggregating the expected volatility of losses across partitions of our business to obtain a consolidated distribution of potential reserve outcomes. The aggregation of this data takes into consideration the correlation among our geographic and specialty mix of business. The result of the correlation approach to aggregation is that the ranges are narrower than the sum of the ranges determined for each partition.
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.418 billion	$1.863 billion	$2.374 billion
60% Confidence Level	$1.535 billion	$1.863 billion	$2.161 billion
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2012, all ceded contracts were accounted for as risk transferring contracts.
Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms and conditions of our reinsurance agreements. Our assessment of the collectability of the recorded amounts receivable from reinsurers considers the payment history of the reinsurer, publicly available financial and rating agency data, our interpretation of the underlying contracts and policies, and responses by reinsurers.

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
The financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2012; however, periodically, reinsurers may dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			December 31, 2012
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	7%	87%	2%	96%
Other valuations				4%
Total Investments				100%
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
The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the market place. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. In addition, we compare provided information for consistency with our other pricing services, known market data and information from our own trades, considering both values and valuation trends. We also review weekly trades versus the prices supplied by the services. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and make adjustments if deemed necessary. To date, our review has not resulted in any changes to the values supplied by the pricing services.
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
We also classify as Level 3 our investment interests that are carried at fair value based on a fund-provided net asset value (NAV) for our interest. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At December 31, 2012 interests valued using a fund-provided NAV totaled $33.7 million, or 1% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2012 these investments had a carrying value of approximately $170.8 million, which represented 4% of total investments, as shown in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LP/LLCs	$25.1	Cost
Federal Home Loan Bank (FHLB) capital stock	4.3	Cost
Other	1.7	Amortized cost
Total other investments	$31.1

Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	$87.3	Equity

Business owned life insurance	$52.4	Cash surrender value

Total investments - Other valuation methodologies	$170.8
Investment Impairments
We evaluate our investments on at least a quarterly basis for declines in fair value that represent other than temporary impairment (OTTI). In all instances we consider an impairment to be an OTTI if we intend to sell the security or if we believe we will be required to sell the security before we fully recover the amortized cost basis of the security. Otherwise, we consider various factors in our evaluation, depending upon the type of security, as discussed below.
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. Prior to our adoption of the new Financial Accounting Standards Board (FASB) guidance on January 1, 2012, we capitalized all internal selling agent and underwriter salary and benefit costs, including costs associated with unsuccessful contract efforts. Adoption of the new guidance had no material effect on our results of operations or financial position.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, unrealized investment gains (losses) and investment impairments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At December 31, 2012, our current tax liability included $4.8 million for unrecognized tax benefits, and $1.4 million for related accrued interest.
Goodwill
Management evaluates the carrying value of goodwill annually during the fourth quarter. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time. We evaluate goodwill as one reporting unit because we operate as a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded as of our last evaluation date, October 1, 2012, that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. Goodwill of $3.4 million was recognized in 2012 related to acquisitions completed during the period.
ProAssurance Overview
We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, which principally write medical and other professional liability insurance.
Corporate Strategy
Our mission is to be the preferred source of professional liability protection by providing unparalleled claims defense, highly responsive customer service and innovative risk management while maintaining our commitment to long-term financial strength. We are a industry leading specialty insurance company with extensive expertise in medical professional liability, errors and omission coverage for attorneys and, beginning in 2013 with our acquisition of Medmarc, products liability for the medical device and sciences industry. Our customer focus combined with our financial strength, strong reputation and proven ability to manage claims has played a role in our ability to expand our operations while maintaining profitability. We have historically utilized acquisitions of companies and books of business as a means of expanding into new geographic areas and product lines, although we cannot predict the timing of those transactions with any certainty. We emphasize disciplined underwriting and prudent pricing in order to achieve profitability as opposed to emphasizing premium growth and achieving market share gain at any cost. In addition to prudent risk selection and pricing, we seek to control our underwriting results through effective claims management, and have fostered a strong culture of defending non-meritorious claims. We differentiate ProAssurance from many other national writers by tailoring our claims handling to the legal climate of each state.
Through our market-based underwriting and claims office structure, we develop a deep understanding of market conditions, which enables us to respond to changes in the liability climate and adapt our underwriting and claims strategies as needed. Our market-based focus allows us to maintain active relationships with our customers, understand the importance of the professional identity and reputation of our insureds and thus be more responsive to their needs. We use advisory boards and operational committees to help us better understand the challenges facing our insureds and ways in which we can assist them. We believe the extensive experience of medical and legal professionals throughout our organization, especially that of our senior management team, enhances our understanding of the medical/legal environment. We emphasize our pledge that our insureds will be treated fairly in all of our conduct with them and that all of our business actions will be informed by the core values that guide our organization: integrity, respect, doctor involvement in healthcare insurance activities, collaboration, communication and enthusiasm. We believe our strategy allows us to compete on a basis other than price alone.
We have sustained our financial stability during difficult market conditions through responsible pricing and loss reserving practices and through conservative investment practices. We are committed to maintaining prudent operating and financial leverage and to conservatively investing our assets. We recognize the importance that our customers and producers place on the financial strength of our principal insurance subsidiaries and we manage our business to protect our financial security.
We consider a number of performance measures, including the following:

•	The net loss ratio is calculated as net losses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The underwriting expense ratio is calculated as underwriting, policy acquisition and operating expenses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The combined ratio is the sum of the underwriting expense ratio and the net loss ratio and measures underwriting profitability.

•	The investment income ratio is calculated as net investment income divided by net premiums earned and measures the contribution investment earnings provides to our overall profitability.

•	The operating ratio is the combined ratio, less the investment income ratio. This ratio provides the combined effect of investment income and underwriting profitability.

•	The tax ratio is calculated as total income tax expense divided by income (loss) before income taxes and measures our effective tax rate.

•
Return on equity is calculated as net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently invested capital is being used.

•
Growth in book value. Book value is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the company to shareholders on a per-share basis. Growth in book value per share is an indicator of overall profitability.

We particularly focus on our combined ratio and investment returns, both of which directly affect our return on equity (ROE) and growth of our book value. Historically we targeted a long-term average ROE of 12% to 14%. Given the persistent low interest rate environment which prevails in the United States and the soft pricing environment for our products, the realization of this long-term ROE target in the next few years will likely prove difficult.
Our emphasis on rate adequacy, selective underwriting, effective claims management and prudent investments is a key factor in our achievement of our ROE target. We closely monitor premium revenues, losses and loss adjustment costs, and underwriting and policy acquisition expenses. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. While we engage in activities that generate other income, such activities, principally insurance agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.
Growth Opportunities and Outlook
We expect our long-term growth to come through controlled expansion of our existing operations and through the acquisition of other specialty insurance companies or books of business. Growth through acquisition is often opportunistic and cannot be predicted.
We operate in very competitive markets and, in addition to competition from other insurance companies, we are seeing a trend toward the formation of larger medical practice groups and the employment of physicians by hospitals. Frequently, given the size of these organizations, they choose to manage their medical professional liability exposure outside of the traditional insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
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
In 2013, we expanded our lines of business in new directions by acquiring Medmarc, an underwriter of products liability insurance for medical technology and life sciences companies who also underwrites a book of legal professional liability insurance. We have also been a consistent acquirer of other physician insurers, most recently IND in 2012, APS in 2010 and PICA in 2009. Other 2009 acquisitions included an insurer focused on the legal professional liability market and an agency largely focused on the professional liability needs of allied healthcare providers. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.
Accounting Changes
We did not adopt any accounting changes during 2012 that had a material effect on our results of operations nor are we aware of any accounting changes not yet adopted as of December 31, 2012 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At December 31, 2012, we held cash and liquid investments of approximately $357.0 million outside our insurance subsidiaries that were available for use without regulatory approval, $196.2 million of which was pledged as collateral for advances under our credit facility. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $309 million over the course of 2013 without the prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. During 2012, our insurance subsidiaries paid dividends of approximately $278.5 million, including extraordinary dividends of $25.0 million.
Operating Activities and Related Cash Flows
The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities provided positive cash flows of approximately $91.3 million, $159.4 million, and $139.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Operating cash flows for 2012 and 2011 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the year ended December 31, 2011	$159
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(12)
Increase in payments to reinsurers (2)	(8)
Increase in losses paid, net of reinsurance recoveries (3)	(35)
Increase in deposit contracts (4)	3
Decrease in cash received from investments (5)	(8)
Decrease in cash paid for other expenses (6)	13
Increase in Federal and state income tax payments (7)	(18)
Other amounts not individually significant, net	(3)
Cash provided by operating activities for the year ended December 31, 2012	$91

(1)
The reduction in premium receipts reflected lower premium volume in 2012, exclusive of a volume decline related to two-year term policies and a volume increase related to tail policies. The premium from two-year term policies is included in gross written premium in the period in which the policy is written, but has little effect on timing of premium receipts since half of the written amount is billed in the second term. Tail policies are typically collected in the period written.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The increase in loss payments for 2012 primarily reflected a greater number of claims resolved with large indemnity payments, a portion of which was recovered under existing reinsurance agreements. The additional loss payments were not isolated to any one state or to any specific risk groups. Loss payments made during 2012 were included in the data considered by our actuaries and by our Management in determining their best estimate of losses incurred during 2012.

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. As required by GAAP, receipts and disbursements for these contracts are not considered as receipts of premium or payments of losses, but rather are considered as deposits received or returned. These contracts do not constitute a significant business activity for us.

(5)	The decrease in cash received for investments primarily reflected the decrease in net investment income as well as timing differences of interest receipts between periods.

(6)	The decrease in cash paid for other expenses was principally attributable to non-recurring payments of APS integration costs, primarily compensation-related, during 2011.

(7)	The net increase in tax payments during 2012 was attributable to:

•	A $7.4 million increase in the final payments for the prior fiscal year, partially offset by a $4.8 million decrease in estimated tax payments for the current year.

•	There were no Federal tax refunds in 2012. In 2011 refunds approximated $17.3 million.

•
GAAP requires that excess tax benefits recognized when shares are issued under stock compensation plans reduce operating cash flows and increase financing cash flows in the period the shares are issued. Such excess tax benefits were $5.3 million greater in 2012 as compared to 2011.

•	The above increases to tax related outflows were offset by:

•
Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of federal tax return audits conducted by the Internal Revenue Service. The payments reduced tax liabilities recognized prior to January 1, 2011 and did not increase or decrease 2011 tax expense.

•	A reduction in state and other tax payments of $1.8 million.
Operating cash flows for 2011 and 2010 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities year ended December 31, 2010	$139
Increase (decrease) in operating cash flows during 2011:
Decrease in premium receipts, exclusive of APS (1)	(22)
Increase in payments to reinsurers, exclusive of APS (2)	(3)
Decrease in losses paid, net of reinsurance recoveries, exclusive of APS (3)	27
Increase in Federal and state income tax payments (4)	(6)
Cash flows attributable to operations acquired from APS (exclusive of tax payments or refunds)	25
Other amounts not individually significant, net	(1)
Cash provided by operating activities year ended December 31, 2011	$159

(1)	The decline in premium receipts is primarily attributable to reduced premium volume. Exclusive of two-year term policies and the business acquired from APS, gross written premiums were lower in 2011.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. Net loss payments are also subject to reinsurance recoveries under existing reinsurance agreements.

(4)	The increase in tax payments primarily reflects:

•	An increase in estimated tax payments of $16.1 million during 2011 as compared to 2010.

•	Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service, as previously discussed.

•
The above increases to tax payments were partially offset by greater Federal tax refunds in 2011 of $15.9 million. Principally, refunds from capital loss carry backs were higher in 2011 than in 2010 and a refund associated with the APS 2010 pre-acquisition period was received in 2011.

Operating cash flows for 2010 and 2009 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities year ended December 31, 2009	$75
Increase (decrease) in operating cash flows during 2010:
Decrease in premium receipts (1)	(14)
Decrease in payments to reinsurers (2)	22
Decrease in losses paid, net of reinsurance recoveries (3)	41
Increase due to prior year litigation payment (4)	21
Increase in Federal and state income tax payments (5)	(4)
Other amounts not individually significant, net	(2)
Cash provided by operating activities year ended December 31, 2010	$139

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

(3)
The decrease in losses reflects lower paid losses at our subsidiaries other than PICA of approximately $69 million offset by an increase in PICA losses paid of $18 million. The PICA increase is principally due to an additional three months of PICA activity in 2010. The timing of our loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. Net loss payments are also subject to reinsurance recoveries under existing reinsurance agreements.

(4)
In 2009 we paid a judgment in favor of Columbia Hospital for Women Medical Center, Inc. that was entered against our subsidiary, ProAssurance National Capital Insurance Company (PRA National), prior to our acquisition of PRA National. We established a liability related to the judgment and accrued post trial interest at the time PRA National was acquired in 2005.

(5)	The increase in tax payments primarily reflects:

•	An increase in estimated tax payments for the current year of $17.0 million, which includes payments for pre-acquisition taxes of $3.4 million related to the acquisition of APS.

•	A decrease in the final payments for the prior fiscal year of $13.0 million.

•	A $1.6 million increase in the excess tax benefit expected from the issuance of shares under stock compensation arrangements.

•	An increase in state and other tax payments of $2.3 million.

•	These increases to tax payments were offset by an increase in Federal tax refunds received in 2010 of $4.2 million.

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

Analysis of Reserve Development
(In thousands)

December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
				(1)	(2)			(3)	(4)
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,863,349
Cumulative net paid, as of:
One Year Later	224,318	200,314	199,617	242,608	331,295	312,348	278,655	291,654	264,597	300,703
Two Years Later	393,378	378,036	384,050	503,271	600,500	550,042	468,277	476,682	491,657
Three Years Later	528,774	526,867	578,455	697,349	787,347	694,113	584,410	614,369
Four Years Later	635,724	680,470	728,582	825,139	897,814	777,114	666,105
Five Years Later	749,300	794,870	805,270	901,644	955,728	833,471
Six Years Later	824,761	852,985	861,512	937,984	995,921
Seven Years Later	863,781	894,355	888,065	959,870
Eight Years Later	894,599	915,964	901,867
Nine Years Later	909,817	927,805
Ten Years Later	920,119
Re-estimated net liability as of:
End of Year	1,098,941	1,298,458	1,544,981	1,896,743	2,236,385	2,232,596	2,111,112	2,159,571	2,136,664	2,000,114
One Year Later	1,098,891	1,289,744	1,522,000	1,860,451	2,131,400	2,047,344	1,903,812	1,925,581	1,810,799	1,728,076
Two Years Later	1,099,292	1,282,920	1,479,773	1,764,076	1,955,903	1,829,140	1,665,832	1,615,603	1,543,650
Three Years Later	1,109,692	1,259,802	1,418,802	1,615,125	1,747,459	1,596,508	1,383,189	1,362,538
Four Years Later	1,108,539	1,250,110	1,340,061	1,450,275	1,548,605	1,357,126	1,154,552
Five Years Later	1,133,343	1,230,105	1,234,223	1,330,039	1,366,793	1,185,051
Six Years Later	1,121,440	1,156,614	1,158,590	1,225,114	1,249,234
Seven Years Later	1,079,640	1,111,795	1,092,186	1,148,102
Eight Years Later	1,048,853	1,079,383	1,040,035
Nine Years Later	1,030,946	1,041,880
Ten Years Later	1,007,238
Net cumulative redundancy (deficiency)	$91,703	$256,578	$504,946	$748,641	$987,151	$1,047,545	$956,560	$797,033	$593,014	$272,038
Original gross liability - end of year	$1,494,875	$1,634,749	$1,818,635	$2,224,436	$2,607,148	$2,559,707	$2,379,468	$2,422,230	$2,414,100	$2,247,772
Less: reinsurance recoverables	(395,934)	(336,291)	(273,654)	(327,693)	(370,763)	(327,111)	(268,356)	(262,659)	(277,436)	(247,658)
Original net liability - end of year	$1,098,941	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114
Gross re-estimated liability - latest	$1,309,467	$1,343,755	$1,331,511	$1,486,186	$1,631,266	$1,455,752	$1,339,643	$1,533,593	$1,729,696	$1,926,300
Re-estimated reinsurance recoverables	(302,229)	(301,875)	(291,476)	(338,084)	(382,032)	(270,701)	(185,091)	(171,055)	(186,046)	(198,224)
Net re-estimated liability - latest	$1,007,238	$1,041,880	$1,040,035	$1,148,102	$1,249,234	$1,185,051	$1,154,552	$1,362,538	$1,543,650	$1,728,076
Gross cumulative redundancy (deficiency)	$185,408	$290,994	$487,124	$738,250	$975,882	$1,103,955	$1,039,825	$888,637	$684,404	$321,472

(1)	Reserves for 2005 and thereafter include gross and net reserves acquired in 2005 business combinations of $183.2 million and $139.7 million, respectively.

(2)	Reserves for 2006 and thereafter include gross and net reserves acquired in 2006 business combinations of $228.4 million and $171.2 million, respectively.

(3)	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.

(4)	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

(5)	Reserves for 2012 include gross and net reserves acquired in 2012 business combinations of $25.3 million and $22.5 million, respectively.

In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed in Critical Accounting Estimates. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:

•
The MPL legal environment deteriorated in the late 1990’s and severity began to increase at a greater pace than anticipated in our rates and reserve estimates. We addressed the adverse severity trends through increased rates, stricter underwriting and modifications to claims handling procedures. The expectation of increased claim severity was also considered in establishing our initial reserves for subsequent years.

•
These adverse severity trends later moderated with that moderation becoming more pronounced beginning in 2009. We have been cautious in giving full recognition to indications that the pace of severity increase has slowed, but have given measured recognition of the improving trends in our reserve estimates, as discussed more fully under “Critical Accounting Estimates—Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).” The favorable development has been most pronounced for years 2004 to 2008, since the initial reserves for these accident years were established prior to substantial indication that severity trends were moderating. We give stronger recognition to a lower severity trend as time elapses and the percentage of closed claims increases.

•
A general decline in claim frequency has also been a contributor to favorable loss development. A significant portion of our policies through 2003 were issued on an occurrence basis, and a smaller portion of our ongoing business results from the issuance of extended reporting endorsements which has occurrence-like exposure. As claim frequency declined, the number of reported claims related to these coverages was less than originally expected.

Activity in our net reserve for losses during 2012, 2011 and 2010 is summarized below:

	Year Ended December 31
(In thousands)	2012	2011	2010
Balance, beginning of year	$2,247,772	$2,414,100	$2,422,230
Less receivable from reinsurers	247,658	277,436	262,659
Net balance, beginning of year	2,000,114	2,136,664	2,159,571
Reserves acquired from acquisitions	22,464	—	82,225
Incurred related to:
Current year	451,951	488,152	455,105
Prior years	(272,038)	(325,865)	(233,990)
Total incurred	179,913	162,287	221,115
Paid related to:
Current year	(38,439)	(34,240)	(34,593)
Prior years	(300,703)	(264,597)	(291,654)
Total paid	(339,142)	(298,837)	(326,247)
Net balance, end of year	1,863,349	2,000,114	2,136,664
Plus receivable from reinsurers	191,645	247,658	277,436
Balance, end of year	$2,054,994	$2,247,772	$2,414,100
At December 31, 2012 our gross reserve for losses included case reserves of approximately $1.1 billion and IBNR reserves of approximately $0.9 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.1 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.
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
We generally reinsure professional liability risks under annual treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered. Historically, the professional liability per claim retention level has varied between 90% and 100% of the first $1 million and between 0% and 5% of claims exceeding those levels depending on the coverage year and the state in which business was written. Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.
Our primary reinsurance agreements are negotiated and renewed annually at October 1. There was no significant change in the cost or structure of the agreements renewed on October 1, 2012, other than we increased the upper limit of our coverage from $16 million to $26 million. The pricing structure of the additional coverage is consistent with prior pricing for excess coverage.
Our risk retention level is dependent upon numerous factors including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of our reinsurance coverage and in the analysis of the credit quality of our reinsurers. We base our reinsurance buying decisions on an evaluation of the then-current financial strength, rating and stability of prospective reinsurers. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.
The following table identifies those reinsurers for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $10 million or more as of December 31, 2012:

Reinsurer	Domiciliary Country	A.M. Best Company Rating	Net Amounts Due From Reinsurer
(In thousands)
Hannover Rueckversicherung AG	Germany	A+	$31,224
Aspen Insurance UK, Ltd.	United Kingdom	A	$21,481
Transatlantic Reinsurance Company	United States	A	$16,727
General Reinsurance Corporation	United States	A++	$12,123
Taxes
In December 2012 we received a Notice of Proposed Adjustment (NOPA) from the IRS which disallows a substantial portion of the loss and loss adjustment expense deductions taken for the 2009 and 2010 fiscal years and would thereby increase our current tax liability by approximately $130 million. We believe that our loss and loss adjustment expense deduction was computed in a manner consistent with tax law, our past practices, and the practices of other liability insurers, and we have begun the process of contesting the IRS position. The proposed adjustment represents a temporary timing difference and impacts the timing of deductions, rather than their allowance, and would shift tax from deferred to current tax expense but would not increase total tax expense. Additional tax payments that might be made as a result of the NOPA would come out of our cash and investments and could impact future investment earnings, but, except for interest on past-due taxes, if any, will not change recorded tax expense. We have considered this matter in establishing our liability for uncertain tax matters. We do not know when a final resolution will be reached with the IRS, or the extent, if any, to which we might be required to accelerate our tax payments or the amount of interest, if any, we might be required to pay. In January 2013 we made a $20 million protective tax payment to the IRS in order to reduce interest assessments should the IRS position be fully or partially sustained.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail under “Critical Accounting Estimates – Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).” We also have other direct actions against the company which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities.

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of December 31, 2012:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$205,857	$14,266	$(51)	AA+	(2)	5%
U.S. Government-sponsored enterprise	56,947	4,837	—	AA+	(2)	1%
Total government	262,804	19,103	(51)	AA+	(2)	7%
State and Municipal Bonds
Pre-refunded	154,822	9,070	(5)	AA		4%
General obligation	374,429	27,007	(3)	AA+		10%
Special revenue	690,728	49,252	(86)	AA		18%
Total state and municipal bonds	1,219,979	85,329	(94)	AA		31%
Corporate Debt
Financial institutions	425,286	25,290	(108)	A		11%
Communications	100,834	6,272	(6)	BBB		3%
Utilities/Energy	279,772	21,656	(335)	BBB+		7%
Industrial	653,478	42,529	(1,094)	BBB+		17%
Other	11,154	440	—	A		<1%
Total corporate debt	1,470,524	96,187	(1,543)	A-		37%
Securities backed by:
Agency mortgages	275,670	16,389	(46)	AA+	(2)	7%
Non-agency mortgages	6,791	269	(24)	A		<1%
Subprime home equity loans	7,304	75	(580)	BBB+		<1%
Alt -A mortgages	7,389	412	(140)	B-		<1%
Agency commercial mortgages	59,464	2,255	(25)	AA+	(2)	2%
Other commercial mortgages	74,106	5,049	(5)	AAA		2%
Credit card loans	17,967	562	—	AAA		<1%
Automobile loans	33,622	286	(20)	AAA		1%
Other asset loans	12,379	280	(1)	AA		<1%
Total asset-backed securities	494,692	25,577	(841)	AA+		13%
Total fixed maturities	3,447,999	226,196	(2,529)	A+		88%
Equities
Financial	70,900	—	—			2%
Utilities/Energy	31,383	—	—			1%
Consumer oriented	51,100	—	—			1%
Technology	11,495	—	—			<1%
Industrial	18,200	—	—			<1%
All Other	19,540	—	—			<1%
Total equities	202,618	—	—			5%
Short-Term	71,737	—	—			2%
Business-owned life insurance (BOLI)	52,414	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	87,310	—				2%
Investment in LPs	33,739	—	—			1%
Total investment in unconsolidated subsidiaries	121,049	—	—			3%
Other Investments
FHLB capital stock	4,278	—	—			<1%
Investments in LP/LLCs	25,092	—	—			1%
Other	1,715	—	—			<1%
Total other investments	31,085	—	—			1%
Total Investments	$3,926,902	$226,196	$(2,529)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of December 31, 2012 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $40 million and $70 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. In December 2012 we elected to partially fund our acquisition of Medmarc by borrowing $125 million from our existing credit facility on a fully secured basis as this allowed us to continue to hold rather than liquidate certain higher yielding securities. At December 31, 2012, $25 million of the credit facility remains available for use. Given the relatively short duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 10 of the Notes to Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2012 was 3.8 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.7 years.
The carrying value of our tax credit partnerships at December 31, 2012, 2011 and 2010 was approximately $87.3 million, $86.8 million and $60.2 million, respectively. The carrying value reflected our total commitments to the partnerships, less amortization, since our initial investment. These investments are comprised of separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. We fund these investments based on funding schedules maintained by the partnerships. During 2012, 2011 and 2010 we funded approximately $35.7 million, $29.2 million and $13.6 million, respectively. Approximately $20.5 million, $49.3 million and $46.8 million of our total commitments had not yet been funded as of December 31, 2012, 2011 and 2010, respectively.
During 2012, 2011 and 2010, we increased our investments in LPs/LLCs that are investment fund interests rather than tax credit partnership interests by approximately $18.5 million, $4.7 million and $15.4 million, respectively. As of December 31, 2012, we had unfunded commitments to these LPs/LLCs of $81.9 million. The remaining commitments will be paid over 5 years as requested by the fund managers.
European Debt Exposure
We have no direct European sovereign debt exposure. We have indirect exposure through our investments in debt securities and through our reinsurance receivables. Issuers of our debt or equity securities and our reinsurers may hold European sovereign debt or have counterparty exposure to European banks or European corporations or may have a reliance on Eurocurrency denominated business. Should Europe suffer a severe recession or the Euro-zone or Eurocurrency fail, issuers may suffer credit or profitability losses or may experience a credit downgrade by rating agencies.

Our debt securities at December 31, 2012 included $121.9 million (3% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European. Of our European issuers, we believe those in the financial sector are most likely to suffer loss in the event of a European economic crisis. A summary of these debt securities by country follows (country designation is based on the underlying revenue stream of the security):

	European Debt Exposure by Country and Industry Type
(in millions)	Total Exposure	Financial Institutions	Industrial & Utilities	Energy & Communication
United Kingdom	$51.8	$19.3	$22.6	$9.9
Netherlands	23.3	5.1	6.3	11.9
France	18.0	3.2	0.9	13.9
Switzerland	7.9	7.9	—	—
Luxembourg	5.7	—	2.1	3.6
Germany	3.0	1.0	—	2.0
Ireland	2.9	0.8	—	2.1
Sweden	2.6	2.6	—	—
Norway	2.6	1.3	1.3	—
Spain	2.2	—	—	2.2
Denmark	1.9	1.9	—	—
	$121.9	$43.1	$33.2	$45.6
Our investments outside of Europe, and particularly our financial sector investments, could also be negatively affected by a significant European economic crisis. At December 31, 2012 we held non-European financial sector debt securities of approximately $382.2 million.
Our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. As of December 31, 2012, two of our largest reinsurers were domiciled in Europe; our net receivables with these reinsurers totaled approximately $53 million. Net amounts due from reinsurers approximated $164.0 million at December 31, 2012.
We do not currently write insurance policies in Europe and do not have any notes or accounts receivable from European issuers, exclusive of our reinsurance receivables.
Acquisitions
Effective January 1, 2013, we acquired Medmarc through a sponsored demutualization. Medmarc is an underwriter of both products liability insurance for medical technology and life sciences companies and legal professional liability insurance. We also acquired a Nevada reciprocal exchange, IND, on November 30, 2012 through a conversion from a reciprocal to a stock insurance company. The total cost of these transactions approximated $183.6 million including the funding of approximately $7.5 million in future policy credits. Funds for the transaction completed January 1, 2013 were deposited with a conversion trustee on December 27, 2012; the deposit was included in Other Assets on our December 31, 2012 Consolidated Balance Sheet. Net premiums earned for the acquired entities for the year ended December 31, 2012 that was not included in ProAssurance's 2012 results totaled approximately $50.5 million, of which $9.4 million related to medical professional liability coverages, $32.0 million related to medical and life sciences corporate liability coverages, and $9.1 million related to legal professional liability coverages. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.
On November 30, 2010, we acquired 100% of the outstanding shares of American Physicians Service Group, Inc., a MPL provider principally insuring physicians in the state of Texas, in a transaction valued at $237 million including cash paid of $233 million and liabilities assumed of $4 million.

Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2012, 2011 and 2010 was as follows:

	Year Ended December 31
(in thousands)	2012	2011	2010
Treasury shares at the beginning of the period	7,996	7,332	3,623
Shares reissued in conjunction with stock split	(7,729)	—
Shares reacquired, at cost of $21 million and $106 million, respectively	—	682	3,709
Shares reissued to the ProAssurance 2011 Employee Stock Ownership Plan, fair value of $1 million and $0.7 million, respectively	(23)	(18)	—
Treasury shares at the end of the period	244	7,996	7,332
At December 31, 2012, approximately $135.1 million of Board authorizations for the repayment of debt or repurchase of common shares remain available for use.
Shareholder Dividends
In December 2012 the Board of Directors of ProAssurance declared and paid a special dividend totaling $154.1 million. The Board also declared regular quarterly cash dividends during 2012 totaling $38.4 million, all of which were paid in 2012. During 2011, the Board declared two regular quarterly cash dividends totaling $15.3 million. The fourth quarter dividend of $7.7 million was paid in January 2012. The liability for unpaid dividends at December 31, 2011 was included in Other Liabilities. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
During 2011, we entered into a revolving credit agreement that allows us to borrow up to $150 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. In September 2012, we amended the agreement and extended its expiration date to April 15, 2016. During December 2012, we elected to partially fund our upcoming acquisition of Medmarc by borrowing $125 million under the agreement, on a fully secured basis, which allowed us to continue to hold rather than liquidate certain higher yielding securities. The borrowing is first repayable in March 2013 but repayment is not required until expiration of the credit agreement.
During 2012, we used $57.7 million of available funds to repay long-term debt and terminate a related interest rate swap. We recognized a loss on the debt repayment of $2.2 million.
We are also a member of the FHLB. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.
ProAssurance is currently in compliance with all covenants associated with the revolving credit agreement. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements/Guarantees
We have no significant off-balance sheet arrangements or guarantees.

Contractual Obligations
A schedule of our non-cancellable contractual obligations at December 31, 2012 follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and loss adjustment expenses	$2,054,994	$523,082	$647,611	$415,154	$469,147
Revolving credit agreement obligations including interest	128,492	1,063	2,125	125,304	—
Operating lease obligations	16,321	2,710	4,557	3,665	5,389
LP/LLC commitments	102,469	59,207	42,478	784	—
Total	$2,302,276	$586,062	$696,771	$544,907	$474,536
We believe that our operating cash flow and funds maturing from our investment portfolio are adequate to meet our contractual obligations.
The above table presumes that the current borrowing under our revolving credit agreement remains outstanding until expiration of the agreement on April 15, 2016, and that no additional amounts will be borrowed under the facility. Additional borrowings could occur or we could choose to repay the current borrowing at some earlier time. For more information regarding the credit facility see Note 10 of the Notes to Consolidated Financial Statements.
The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.

Overview of Results–Years Ended December 31, 2012 and 2011
Net income and Operating income (a non-GAAP financial measure, see reconciliation below) were as follows:

	Year Ended December 31
(In millions, except per share data)	2012	2011
Net income	$275.5	$287.1
Operating income	$257.2	$278.5
Net income per diluted share	$4.46	$4.65
Operating income per diluted share	$4.16	$4.52
Results from the years ended December 31, 2012 and 2011 compare as follows:
Revenues
Net premiums earned decreased during 2012 by approximately $14.8 million or 2.6%. The decrease principally reflects the effects of a competitive market place, but also reflected a net decrease of approximately $1.9 million related to ceded premium owed to reinsurers for prior year coverages.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $2.6 million or 2.0%. Net investment income decreased during 2012, primarily due to lower yields on our fixed income portfolio and lower average fixed income investment balances. Approximately $0.8 million of the decrease is due to increased amortization of tax credit investments in 2012.
Net realized investment gains in 2012 were approximately $22.9 million higher than in 2011. The improvement was principally attributable to our equity trading portfolio, but also reflected additional gains from sales of fixed maturity securities and lower impairment losses in 2012.
Other income decreased by $6.5 million in 2012. The decrease is primarily attributable to $4.9 million of other income in 2011 that resulted from the confidential settlement of litigation with a service provider.
Expenses
Current accident year net losses decreased by $36.2 million or 7.4% in 2012 as compared to 2011. The decline was principally attributable to a reduction in the number of insured risks, but also reflected lower expected losses for our death, disability and retirement coverages, and the effect of a commutation recorded in 2011. We reduced net losses by $272.0 million and $325.9 million in 2012 and 2011, respectively, as a result of our review of our estimate of net losses incurred for prior accident years.
Underwriting, policy acquisition and operating expenses decreased by $0.8 million or 0.6% in 2012 as compared to 2011, which reflected lower costs associated with the operations we acquired from APS, offset by additional expense due to recently closed merger transactions, higher compensation costs and the effect of adopting new FASB guidance regarding policy acquisition costs.
We recognized losses of $2.2 million in 2012 related to the repayment of the 2019 Note Payable which was carried at fair value.
Ratios
Our current accident year net loss ratio decreased 4.2 percentage points in 2012 due to changes in the mix of insured risks. Our calendar year net loss ratio was 32.7% for 2012 as compared to 28.7% for 2011, with the increase reflecting the emergence of a smaller amount of favorable development in 2012.
Our underwriting expense ratio increased 0.6 percentage points in 2012, principally reflecting the effect of lower net premiums earned in 2012.
Our operating ratio increased by 4.8 percentage points in 2012, reflecting higher net loss and expense ratios and a lower investment ratio in 2012.
Return on equity was 12.4% in 2012 and 14.3% in 2011.

Book Value per Share
Our book value per share at December 31, 2012 was $36.85 compared to $35.42 at December 31, 2011. The increase primarily reflected the effect of our 2012 comprehensive income, partially offset by dividends declared during 2012 which reduced our book value by $3.13 per share. Due to the size of our Shareholders’ Equity (approximately $2.3 billion at December 31, 2012), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.
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
The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2012	2011
Net income	$275,470	$287,096
Items excluded in the calculation of operating income:
(Gain) loss on extinguishment of debt	2,163	—
Net realized investment (gains) losses	(28,863)	(5,994)
Guaranty fund assessments (recoupments)	345	(66)
Effect of confidential settlements, net	(1,694)	(7,143)
Pre-tax effect of exclusions	(28,049)	(13,203)

Tax effect, at 35%	9,817	4,621

Operating income	$257,238	$278,514
Per diluted common share:
Net income	$4.46	$4.65
Effect of exclusions	(0.30)	(0.13)
Operating income per diluted common share	$4.16	$4.52

Results of Operations–Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except share data)	2012	2011	Change
Revenues:
Net premiums earned	$550,664	$565,415	$(14,751)
Net investment income	136,094	140,956	(4,862)
Equity in earnings (loss) of unconsolidated subsidiaries	(6,873)	(9,147)	2,274
Net investment result	129,221	131,809	(2,588)
Net realized investment gains (losses)	28,863	5,994	22,869
Other income	7,106	13,566	(6,460)
Total revenues	715,854	716,784	(930)

Expenses:
Losses and loss adjustment expenses	161,726	151,270	10,456
Reinsurance recoveries	18,187	11,017	7,170
Net losses and loss adjustment expenses	179,913	162,287	17,626
Underwriting, policy acquisition and operating expenses	135,631	136,421	(790)
Interest expense	2,181	3,478	(1,297)
Loss on extinguishment of debt	2,163	—	2,163
Total expenses	319,888	302,186	17,702

Income before income taxes	395,966	414,598	(18,632)

Income taxes	120,496	127,502	(7,006)

Net income	$275,470	$287,096	$(11,626)

Earnings per share:
Basic	$4.49	$4.70	$(0.21)
Diluted	$4.46	$4.65	$(0.19)

Net loss ratio	32.7%	28.7%	4.0
Underwriting expense ratio	24.4%	23.8%	0.6
Combined ratio	57.1%	52.5%	4.6
Operating ratio	32.4%	27.6%	4.8
Tax ratio	30.4%	30.8%	(0.4)
Return on equity	12.4%	14.3%	(1.9)
In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums Written
Changes in our premium volume are driven by four primary factors: (1) our retention of existing business, (2) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, (3) the timing of premium written through multi-period policies, and (4) the amount of new business we generate. The professional liability market remains competitive with some competitors choosing to compete primarily on price.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2012	2011	Change
Gross premiums written	$536,431	$565,895	$(29,464)	(5.2%)
Ceded premiums written	(8,133)	(7,388)	(745)	10.1%
Net premiums written	$528,298	$558,507	$(30,209)	(5.4%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2012	2011	Change
Gross premiums written:
Physician, traditional term policies	$403,429	$428,928	$(25,499)	(5.9%)
Physician, two-year term policies *	13,081	22,253	(9,172)	(41.2%)
Total Physician	416,510	451,181	(34,671)	(7.7%)
Non-physician healthcare providers	42,864	45,641	(2,777)	(6.1%)
Hospital and facility	28,259	28,088	171	0.6%
Other	18,778	17,961	817	4.5%
Non-continuing	626	2,078	(1,452)	(69.9%)
Tail coverage premiums, all policy types	29,394	20,946	8,448	40.3%
Total	$536,431	$565,895	$(29,464)	(5.2%)
* We offer two- year term policies to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written; comparison of gross written premium between successive years reflect volume differences that have no effect on earned premium. A comparison to 2010 is more meaningful; gross written premium for two-year term policies in 2010 was $10.9 million.

As compared to 2011, physician premiums declined in 2012. The expected timing differences associated with two-year policies accounted for more than 25% of the total physician premium decrease.
Our retention rate for our standard physician business was 90% for 2012, as compared to 89% for 2011. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.
Charged rates for our renewed physician business averaged 1% higher than the expiring premiums during 2012. Our charged rates include the effects of filed rates, surcharges and discounts. Despite competitive pressures, we continue to base our rates on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
New physician business written in 2012 was approximately $9 million.
Our non-physician healthcare providers are primarily dentists, chiropractors and allied health professionals. The 2012 decline in premium volume for these coverages was primarily attributable to allied health professionals.
Our hospital and facility premiums remained relatively flat in 2012.

Our “other” premiums are primarily legal professional liability premiums which increased in 2012 due to a greater number of insureds.
Our non-continuing premiums consist of premiums derived from optometry coverages discontinued in early 2012 and certain miscellaneous liability coverages which were discontinued in 2010 but that continued to produce small amounts of written premium in 2011 and 2012.
We offer extended reporting endorsement or “tail” coverage to insureds that are discontinuing their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. A large portion of the increase in tail premium in 2012 was attributable to a single custom policy issued to a hospital that terminated its self insurance arrangement.
Ceded Premiums Written
Ceded premiums written compared as follows:

	Year Ended December 31
($ in thousands)	2012	2011	Change
Primary reinsurance agreement, current accident year	$23,213	$25,479	$(2,266)	(8.9%)
Reduction in premiums owed under reinsurance agreements	(34,328)	(30,584)	(3,744)	12.2%
Ascension Health Certitude program	7,308	5,027	2,281	45.4%
Commutation	—	(5,634)	5,634	nm
Other premiums ceded	11,940	13,100	(1,160)	(8.9%)
Total ceded premiums written	$8,133	$7,388	$745	10.1%
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. The ultimate amount owed under certain of our reinsurance agreements is variable and is determined by the loss experience of the business ceded, subject to minimums and maximums. Losses incurred for our higher limit coverages are almost fully reinsured and were estimated to be lower for the 2012 accident year than for the 2011 accident year. As a result, our estimate of ceded premium owed under our primary reinsurance agreements for the current accident year was lower in 2012.
Many years may elapse before all losses recoverable under a reinsurance agreement are known. In the intervening periods, amounts owed are estimated. Premiums ceded for the current period includes both our estimate of premiums owed under reinsurance agreements of the current period and changes to our previous estimate of premiums owed under reinsurance agreements of prior periods. In both 2012 and 2011, we reduced our estimates of prior accident year gross losses within our reinsured layers of coverage, as well as the related reinsurance recoveries and premiums ceded.
We share the risk of loss for policies written or renewed under the Ascension Health (Ascension) Certitude program with an Ascension affiliate under a quota share agreement. Growth in the program increased ceded premium in 2012 as compared to 2011.
During 2011, we commuted (terminated) certain of our reinsurance agreements with Colisee Re (formerly AXA Reassurance S.A.) in return for approximately $4.3 million in cash. The commutation reduced Ceded Premium, on both a written and an earned basis, by $5.6 million and reduced Reinsurance Recoveries by approximately $4.0 million.
We reinsure most of our MPL coverages under a single reinsurance agreement that is renewed annually (referred to as our primary reinsurance agreement). Professional liability offered to dentists, allied health professionals, certain smaller facilities as well as higher limit MPL coverages were reinsured under separately negotiated contracts until October 1, 2012, but thereafter are covered by our primary reinsurance agreement. Amounts due to reinsurers under these separate contracts are included along with legal professional liability in the preceding table as "Other premiums ceded."

Ceded Premiums Ratio
The principal components of the change in our ceded premiums ratio (ceded premiums written as a percentage of gross premiums written) are shown in the following table:

	Year Ended December 31
	2012	2011	Change
Ceded premiums ratio, excluding other listed factors	6.7%	7.5%	(0.8)
Effect on ceded premiums ratio from:
Reduction in premiums owed under reinsurance agreements	(6.6%)	(6.1%)	(0.5)
Ascension Certitude program	1.4%	1.0%	0.4
Commutation	—	(1.1%)	1.1
Ceded premiums ratio, as reported	1.5%	1.3%	0.2
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2012	2011	Change
Premiums earned	$558,316	$571,045	$(12,729)	(2.2%)
Premiums ceded	(7,652)	(5,630)	(2,022)	35.9%
Net premiums earned	$550,664	$565,415	$(14,751)	(2.6%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a two-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to commutations or changes to estimates of premiums owed under reinsurance agreements are fully earned in the period of change.
Premiums earned were lower in 2012, as compared to 2011, principally due to the pro-rata effect of lower non-tail physician premiums written during the preceding twelve months, partially offset by higher tail premiums written and earned in 2012.
Components of the change in premiums ceded earned during 2012 are detailed in the following table:

Ceded Premiums Earned Increase (Decrease) 2012 versus 2011
($ in thousands)	Year Ended December 31
Primary reinsurance agreement, current accident year*	$(2,576)
Reduction in premiums owed under reinsurance agreements*	$(3,744)
Ascension Health Certitude program*	3,063
Commutation*	5,634
All other factors	(355)
Net increase (decrease)	$2,022
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2012	2011	Change
Fixed maturities	$133,088	$140,897	$(7,809)	(5.5%)
Equities	6,947	1,808	5,139	>100%
Short-term investments	132	100	32	32.0%
Other invested assets	528	2,712	(2,184)	(80.5%)
Business owned life insurance	2,008	2,017	(9)	(0.4%)
Investment fees and expenses	(6,609)	(6,578)	(31)	0.5%
Net investment income	$136,094	$140,956	$(4,862)	(3.4%)
Fixed Maturities
As compared to 2011, earnings from fixed maturity investments declined in 2012. Our average investment in fixed maturities decreased by approximately 3% in 2012. In 2012 a portion of the proceeds from sales and maturities of our fixed maturities were not reinvested but instead were utilized for other corporate purposes which included payment of shareholder dividends, repayment of debt and partial funding of acquisitions. Yields for our fixed maturity portfolio were generally lower in 2012. As securities matured, were paid down or sold, in order to maintain the asset quality and duration of our portfolio, most funds reinvested were at lower rates, although we did add certain higher yielding fixed maturities to our portfolio in 2012 as a means of improving overall yields. Yields for 2012 also reflected lower income from Treasury Inflation-Protected Securities of $1.0 million. Average yields for our fixed maturity securities during the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31
	2012	2011
Average income yield	3.9%	4.0%
Average tax equivalent income yield	4.5%	4.6%
Equities and Other Invested Assets
Income from our equity portfolio increased in 2012 as compared to 2011 and primarily reflects higher average investment balances in 2012. A portion of the increased investment is attributable to an interest in a private investment LLC, classified as a part of Other investments during 2011, that was converted into publicly traded equity securities during 2012. The 2012 income decline for Other invested assets was principally attributable to this conversion.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Year Ended December 31
(In thousands)	2012	2011	Change
Investment LPs	$278	$(1,077)	$1,355
Business LLC interest	(728)	(2,479)	1,751
Tax credit partnerships	(6,423)	(5,591)	(832)
Equity in earnings (loss) of unconsolidated subsidiaries	$(6,873)	$(9,147)	$2,274
We hold interests in certain LPs that generate earnings from trading portfolios. The performance of the LPs is affected by the volatility of equity and credit markets.
Our business LLC interest is a non-controlling interest in an entity that began active business in 2011. We recognize quarterly our allocable portion of the operating results reported by the LLC. The entity was slower to produce positive operating returns than initially anticipated and losses recognized in 2012 have reduced the carrying amount of our interest to zero.
Our tax credit investments are designed to generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $10.0 million during the year ended December 31, 2012, while we recognized $6.4 million of pre-tax amortization ($4.2 million after tax) on these investments as noted in the table above.
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

	Year Ended December 31
(In thousands)	2012	2011
Net investment income, as reported for GAAP	$136,094	$140,956
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	18,482	19,949
BOLI	1,081	1,086
Dividends received	1,456	579
Pro forma tax-equivalent net investment income	157,113	162,570

Equity in earnings (loss) of unconsolidated subsidiaries, as reported for GAAP	(6,873)	(9,147)
Taxable equivalent adjustment, calculated using the 35% federal statutory tax rate:
Tax credit partnerships	15,392	8,698
Pro forma tax-equivalent equity in earnings (loss) of unconsolidated subsidiaries	8,519	(449)
Pro forma tax-equivalent investment results	$165,632	$162,121

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2012	2011
Other-than-temporary impairment losses, total:
Residential mortgage-backed securities	$(557)	$(782)
Corporate debt	(878)	(505)
Other investments	(131)	(3,827)
High yield asset-backed securities	—	(75)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(201)	(823)
Net impairment losses recognized in earnings	(1,767)	(6,012)
Gross realized gains, available-for-sale securities	18,645	14,625
Gross realized (losses), available-for-sale securities	(2,076)	(1,754)
Net realized gains (losses), trading securities	1,485	2,212
Change in unrealized holding gains (losses), trading securities	12,673	(3,188)
Decrease (increase) in the fair value of liabilities carried at fair value	(1,245)	111
Other	1,148	—
Net realized investment gains (losses)	$28,863	$5,994
All impairments of debt securities recognized during 2012 were credit-related.
We recognized impairments of $0.1 million and $3.8 million during the years ended December 31, 2012 and 2011, respectively, related to an interest in an LLC classified as a part of Other investments which we accounted for using the cost method. The LLC announced in 2011 that it planned to convert to a publicly traded investment fund and we impaired the investment to the NAV reported by the fund. The conversion occurred during the second quarter of 2012.
We substantially increased the size of our equity trading portfolio over the previous year. Unrealized trading portfolio gains reflect higher average balances in our portfolio and an overall improvement in stock market yields.
Gains (losses) from changes in the fair value of liabilities were entirely attributable to our 2019 Note Payable and related interest rate swap, both of which we repaid in July 2012. For more information, see Note 3 and Note 10 of the Notes to Consolidated Financial Statements.
Other Income
Other Income is comprised primarily of commission and fee income from our agency operations, other fee revenues, rental income and other miscellaneous revenues. The revenue is not a principal source of income and often varies among periods. The decrease in 2012 as compared to 2011 primarily reflected other income of $4.9 million recognized in 2011 related to a confidential settlement of litigation with a service provider and a gain of approximately $0.8 million recognized on the sale of a building in 2011.
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

The following table summarizes calendar year net losses and net loss ratios for the years ended December 31, 2012 and 2011 by separating losses between the current accident year and all prior accident years.

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
($ in millions)	2012	2011	Change	2012	2011	Change
Current accident year	$452.0	$488.2	$(36.2)	82.1%	86.3%	(4.2)
Prior accident years	(272.0)	(325.9)	53.9	(49.4%)	(57.6%)	8.2
Calendar year	$180.0	$162.3	$17.7	32.7%	28.7%	4.0
* Net losses as specified divided by net premiums earned.
Our current accident year net loss ratios for the years ended December 31, 2012 and 2011 compare as follows:

	Year Ended December 31
	2012	2011	Change
Current accident year net loss ratio, excluding other listed factors	86.1%	85.9%	0.2
Effect attributable to:
Change in our estimate of the reserve for death, disability and retirement	(0.3%)	3.7%	(4.0)
Reduction in premiums owed under reinsurance agreements	(5.6%)	(4.9%)	(0.7)
Commutation	—%	(0.1%)	0.1
Tail coverages	1.9%	1.7%	0.2
Current accident year net loss ratio, as reported	82.1%	86.3%	(4.2)
The 2012 decrease in our current accident year net loss ratio reflects the following:

•
In 2012 we decreased our loss reserves related to death, disability and retirement (DDR) coverage endorsements provided to our insureds while in 2011 we increased loss reserves for this coverage. The reserve for DDR is actuarially estimated and is affected by changes in the number of insureds expected to benefit from the coverage endorsement.

•
Net earned premium in both 2012 and 2011 was increased by reductions to amounts owed under reinsurance agreements (see "Net Premiums Earned"). The reductions had a greater effect on the net loss ratio in 2012.

•	A commutation recorded in 2011 increased the 2011 net loss ratio; no commutation was recorded in 2012.

•
More of our net earned premium was from tail coverages in 2012. This increases our average net loss ratio because we expect higher losses for tail coverages than for our other professional liability coverages.

We recognized favorable loss development related to prior accident years of $272.0 million for the year ended December 31, 2012 and $325.9 million for the year ended December 31, 2011. A detailed discussion of factors influencing our recognition of loss development recognized is included in the Critical Accounting Estimates section of Item 7, under the caption “Reserve for Losses and Loss Adjustment Expenses.” Information provided includes the amount of development recognized by accident year and the factors considered and judgments made to determine the amount of development recognized.
Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2012 and 2011.
Recoveries
We recognized favorable prior accident year loss development of approximately $49.4 million in 2012 and $39.9 million in 2011 related to our reinsured coverage layers (generally, losses exceeding $1 million) and recognized offsetting reductions to loss recoveries of $49.4 million in 2012 and $39.9 million in 2011. Because the reductions exceed other recoveries during each year, recoveries increased rather than decreased net losses for the years ended December 31, 2012 and 2011.
We similarly reduced our estimates of the premium due to reinsurers by $34.3 million and $30.6 million in 2012 and 2011, respectively, because the premium due to reinsurers is based in part on amounts recovered.

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of 2012 and 2011 underwriting, policy acquisition and operating expenses:

	Year Ended December 31
($ in thousands)	2012	2011	Change
Insurance operation expenses	$134,393	$134,342	$51	nm
Agency expenses	1,238	2,079	(841)	(40.5%)
	$135,631	$136,421	$(790)	(0.6%)
Insurance Operation Expenses
Insurance operation expenses in 2012 as compared to 2011 primarily reflected the net effect of the following:

•
We incurred expenses related to the mergers of IND and Medmarc of approximately $1.5 million in 2012. We anticipate additional expenses directly related to our merger with Medmarc of approximately $0.8 million, most of which will be incurred in the first quarter of 2013.

•
As discussed in Notes 1 and 7 of the Notes to Consolidated Financial Statements, we adopted, on a prospective basis, new FASB guidance related to the deferral of policy acquisition costs. The new guidance affects the timing, but not the amount of acquisition costs ultimately expensed, as the decrease in the expense deferral reduces amortization of policy acquisition costs by the same amount, recognized over the term of the associated successful policies. Our 2012 expenses reflect a net increase of approximately $1.9 million in 2012 due to adoption of the new guidance, as we expensed approximately $4.2 million of policy acquisition costs that under prior guidance would have been deferred to later periods but also recognized amortization expense that was approximately $2.3 million lower than would have been recognized under previous guidance.

•
Exclusive of the effect of the new FASB guidance, amortization of deferred policy acquisition costs was $0.3 million lower in 2012 than in 2011. While amortization was lower in 2012 consistent with the decline in net premiums earned, amortization in 2011 was reduced by approximately $1.5 million related to the acquisition of APS in November 2010. Due to the application of GAAP purchase accounting rules, no asset for deferred policy acquisition costs was recognized as a part of the purchase price allocation of APS; consequently, amortization of deferred policy acquisition costs in 2011 was reduced.

•
On a sporadic basis our expenses are reduced by recoveries related to the settlement of litigation. Recoveries in 2012 were approximately $0.5 million lower (and thus expenses on a net basis were higher) than in 2011.

•	Costs associated with the operations acquired from APS, primarily compensation costs, were approximately $3.7 million lower in 2012 as compared to 2011.

•
Higher stock compensation and bonus costs in 2012 as compared to 2011 as well as additional costs incurred related to the enhancement of our customer service capabilities increased our 2012 expenses by approximately $5.0 million. We relocated a number of positions in order to create centralized customer service centers. Relocation benefits were provided to affected employees as well as termination benefits for employees unable to relocate. Expenses of $1.6 million related to a deferred compensation agreement with a former senior executive increased our expenses in 2011; there were no comparable expenses in 2012.

•	Various other operating costs were collectively lower by approximately $3.2 million in 2012.

Underwriting Expense Ratio (the Expense Ratio)

	Underwriting Expense Ratio *
	Year Ended December 31
	2012	2011	Change
Underwriting expense ratio excluding listed factors	25.9%	25.4%	0.5
Reduction in premiums owed under reinsurance agreements	(1.5%)	(1.4%)	(0.1)
Commutation	—%	(0.2%)	0.2
Underwriting expense ratio, as reported	24.4%	23.8%	0.6
* Our expense ratio computations exclude agency expenses as discussed below.
The increase in our consolidated underwriting expense ratio for 2012 was primarily attributable to the decline in gross premiums earned. Our ratio in both 2012 and 2011 was reduced due to increases in net earned premium resulting from the re-estimation of ceded premiums for prior accident year coverages; however, the effect in both periods was comparable. A commutation recorded in 2011 decreased our 2011 expense ratio; no commutation was recorded in 2012.
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
Interest Expense
Interest expense declined during 2012 as compared to 2011, primarily because we repaid debt during 2012, as discussed in Liquidity and Capital Resources and Financial Condition. Interest expense by debt obligation is provided in the following table:

	Year Ended December 31
(In thousands)	2012	2011	Change
Trust Preferred Securities due 2034	$635	$970	$(335)
Surplus Notes due May 2034	342	509	(167)
2019 Note Payable	571	1,157	(586)
Credit facility fees and amortization	630	442	188
Other	3	400	(397)
	$2,181	$3,478	$(1,297)
Taxes
Factors affecting our effective tax rate include the following:

	Year Ended December 31
	2012	2011
Statutory rate	35.0%	35.0%
Tax-exempt income	(3.4%)	(3.2%)
Tax credits	(2.5%)	(1.4%)
Other	1.3%	0.4%
Effective tax rate	30.4%	30.8%
Our effective tax rate decreased in 2012 as compared to 2011, primarily due to an increase in the expected tax benefit from tax credits transferred to us by our tax credit partnership investments. We recognized tax benefits of approximately $10.0 million during 2012, related to the credits, compared to tax benefits of $5.7 million during 2011.

Overview of Results–Years Ended December 31, 2011 and 2010
Net income and Operating income (a non-GAAP financial measure, see reconciliation below) are as follows:

	Year Ended December 31
(In millions, except per share data)	2011	2010
Net income	$287.1	$231.6
Operating income	$278.5	$219.5
Net income per diluted share	$4.65	$3.60
Operating income per diluted share	$4.52	$3.41
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
Underwriting, policy acquisition and operating expenses increased in 2011 as compared to 2010 by $1.4 million or 1.1%. The acquisition of APS added expenses of $8.0 million in 2011. Exclusive of APS, expenses decreased $6.6 million primarily due to lower amortization of deferred policy acquisition costs and a 2010 expense increase from the termination of a captive insurance agreement that did not recur in 2011.
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
Book Value per Share
Our book value per share at December 31, 2011 is $35.42 compared to $30.17 at December 31, 2010. The increase primarily reflects the effect of our 2011 income and an increase in accumulated other comprehensive income resulting from an increase in the net unrealized gain on our investments. Dividends declared during the period reduced book value per share by $0.25. Due to the size of our Shareholders’ Equity (approximately $2.2 billion at December 31, 2011), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

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
The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2011	2010
Net income	$287,096	$231,598
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(5,994)	(17,342)
Guaranty fund assessments (recoupments)	(66)	(1,336)
Effect of confidential settlements, net	(7,143)	—
Pre-tax effect of exclusions	(13,203)	(18,678)
Tax effect, at 35%	4,621	6,537
Operating income	$278,514	$219,457
Per diluted common share:
Net income	$4.65	$3.60
Effect of exclusions	(0.13)	(0.19)
Operating income per diluted common share	$4.52	$3.41

Results of Operations–Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except share data)	2011	2010	Change
Revenues:
Net premiums earned	$565,415	$519,107	$46,308
Net investment income	140,956	146,380	(5,424)
Equity in earnings (loss) of unconsolidated subsidiaries	(9,147)	1,245	(10,392)
Net realized investment gains (losses)	5,994	17,342	(11,348)
Other income	13,566	7,991	5,575
Total revenues	716,784	692,065	24,719

Expenses:
Losses and loss adjustment expenses	151,270	252,615	(101,345)
Reinsurance recoveries	11,017	(31,500)	42,517
Net losses and loss adjustment expenses	162,287	221,115	(58,828)
Underwriting, policy acquisition and operating expenses	136,421	134,980	1,441
Interest expense	3,478	3,293	185
Total expenses	302,186	359,388	(57,202)

Income before income taxes	414,598	332,677	81,921

Income taxes	127,502	101,079	26,423

Net income	$287,096	$231,598	$55,498

Earnings per share:
Basic	$4.70	$3.64	$1.06
Diluted	$4.65	$3.60	$1.05

Net loss ratio	28.7%	42.6%	(13.9)
Underwriting expense ratio	23.8%	25.4%	(1.6)
Combined ratio	52.5%	68.0%	(15.5)
Operating ratio	27.6%	39.8%	(12.2)
Tax ratio	30.8%	30.4%	0.4
Return on equity	14.3%	13.0%	1.3
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
Ceded Premiums Written and Ceded Premiums Ratio
Ceded premiums written for the years ended December 31, 2011 and 2010 compare as follows:

($ in thousands)	2011	2010	Change
Primary reinsurance agreements	$26,152	$28,625	$(2,473)	(8.6%)
Ascension Health program	5,027	—	5,027	nm
APS acquisition	1,112	54	1,058	>100%
Commutation, see below	(5,634)	—	(5,634)	nm
Re-estimation of prior accident year reinsurance premiums (including APS)	(30,584)	(13,442)	(17,142)	127.5%
Other premiums ceded	11,315	12,561	(1,246)	(9.9%)
Total ceded premiums written	$7,388	$27,798	$(20,410)	(73.4%)
We reinsure most of our MPL coverages under a single reinsurance agreement that is typically renewed annually in October. There was no significant change in treaty terms between 2011 and 2010, and the 2011 decrease associated with this reinsurance is largely due to lower premium volume relative to reinsured coverages.
In 2011 we entered into a new business relationship with Ascension Health (Ascension). Our agreements with Ascension provide that a substantial portion of the initial policies written under the program will be heavily reinsured by an Ascension affiliate. Gross premiums written associated with these policies in 2011 is approximately $7.5 million.
The increase in ceded premiums written that is attributable to the APS acquisition primarily reflects eleven additional months of APS activity in 2011.
During 2011, we commuted (terminated) certain of our reinsurance agreements with Colisee Re (formerly AXA Reassurance S.A.) in return for approximately $4.3 million in cash. The commutation reduced Ceded Premium, on both a written and an earned basis, by $5.6 million and reduced Reinsurance Recoveries by approximately $4.0 million.

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
The variations in ceded premiums written discussed above affect our ceded premiums ratio (ceded premiums written as a percentage of gross premiums written) as follows:

	2011	2010	Change
Ceded premiums ratio, excluding other listed factors	7.4%	7.7%	(0.3)
Ascension Health program	1.0%	—%	1.0
APS Acquisition	0.1%	—%	0.1
Commutation	(1.1%)	—%	(1.1)
Re-estimation of prior accident year reinsurance premiums (including APS)	(6.1%)	(2.5%)	(3.6)
Ceded premiums ratio, as reported	1.3%	5.2%	(3.9)
The ceded premiums written ratio associated with the business acquired from APS is lower than the ratio for our other business. In recent years, largely due to the advantageous legal climate within the state of Texas, only a small percentage of APS paid losses have met reinsurance coverage limits; consequently, APS was able to obtain reinsurance coverage for 2011 and 2010 at favorable rates. The APS reinsurance agreements base the amounts due to reinsurers, in part, on expected losses.
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

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
($ in millions)	2011	2010	Change	2011	2010	Change
Current accident year:
PRA all other	$440.8	$452.2	(11.4)	86.9%	88.0%	(1.1)
APS Acquisition	47.4	2.9	44.5	81.6%	56.5%	25.1
Consolidated	488.2	455.1	33.1	86.3%	87.7%	(1.4)
Prior accident years:
PRA all other	$(307.3)	$(234.0)	(73.3)	(60.6%)	(45.5%)	(15.1)
APS Acquisition	(18.6)	—	(18.6)	(32.0%)	—%	(32.0)
Consolidated	(325.9)	(234.0)	(91.9)	(57.6%)	(45.1%)	(12.5)
Calendar year:
PRA all other	$133.5	$218.2	(84.7)	26.3%	42.5%	(16.2)
APS Acquisition	28.8	2.9	25.9	49.6%	56.5%	(6.9)
Consolidated	162.3	221.1	(58.8)	28.7%	42.6%	(13.9)

*	Net losses as specified divided by net premiums earned
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
Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of 2011 and 2010 underwriting, policy acquisition and operating expenses:

	Underwriting, Policy Acquisition and Operating Expenses
($ in thousands)	2011	2010	Change
Insurance operation expenses:
PRA all other	$124,604	$130,281	$(5,677)	(4.4%)
APS Acquisition	9,738	1,721	8,017	>100
Total insurance operation expenses	134,342	132,002	2,340	1.8%
Agency expenses	2,079	2,978	(899)	(30.2%)
	$136,421	$134,980	$1,441	1.1%

Insurance Operation Expenses
Exclusive of the effect of the APS acquisition, insurance operation expenses decreased by $5.7 million primarily due to the following:

•	Amortization of deferred policy acquisition costs decreased by $2.4 million in 2011 primarily due to lower premium volume.

•
Various other expense items reduced operating expense by approximately $2.0 million. Lower professional fees, principally due to transaction costs incurred in 2010 but not in 2011, and an increase in the amount of administrative costs allocated to loss adjustment expense contributed to the decrease.

•	Termination of a captive insurance agreement, managed by ProAssurance, increased 2010 underwriting expense by $2.6 million. There was no similar transaction in 2011.

•	Lower guaranty fund recoupments in 2011 increased expenses by $1.3 million.
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
Taxes
Our effective tax rate for each period is lower than the 35% statutory rate because a considerable portion of our net investment income is tax-exempt. Other factors affecting our effective tax rate include the following:

	Year Ended December 31
	2011	2010
Statutory rate	35.0%	35.0%
Tax-exempt income	(3.2%)	(4.6%)
Tax credits (1)	(1.4%)	(0.3%)
Valuation Allowance (2)	—%	(0.3%)
BOLI Redemption (3)	—%	0.4%
Other	0.4%	0.2%
Effective tax rate	30.8%	30.4%

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2012 and December 31, 2011. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	December 31, 2012
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$210	$209	$206	$202	$197
U.S. Government-sponsored enterprise obligations	58	58	57	55	53
State and municipal bonds	1,269	1,258	1,220	1,170	1,122
Corporate debt	1,533	1,521	1,471	1,409	1,350
Asset-backed securities	498	499	494	481	466
All fixed maturity securities	$3,568	$3,545	$3,448	$3,317	$3,188

Duration:
U.S. Treasury obligations	2.92	2.89	2.84	2.77	2.70
U.S. Government-sponsored enterprise obligations	2.89	2.90	2.98	3.08	3.08
State and municipal bonds	3.78	3.91	4.06	4.17	4.26
Corporate debt	4.26	4.27	4.27	4.22	4.15
Asset-backed securities	1.81	1.82	2.35	3.06	3.66
All fixed maturity securities	3.65	3.70	3.81	3.93	4.01

	December 31, 2011
Fair Value (in millions):
U.S. Treasury obligations	$303	$301	$284	$277	$270
U.S. Government-sponsored enterprise obligations	70	70	68	65	63
State and municipal bonds	1,301	1,279	1,228	1,172	1,117
Corporate debt	1,429	1,413	1,368	1,314	1,263
Asset-backed securities	735	733	718	695	669
All fixed maturity securities	$3,838	$3,796	$3,666	$3,523	$3,382

Duration:
U.S. Treasury obligations	3.42	3.39	3.33	4.00	3.95
U.S. Government-sponsored enterprise obligations	3.25	3.26	3.43	3.62	3.69
State and municipal bonds	4.22	4.44	4.58	4.69	4.76
Corporate debt	4.07	4.05	4.00	3.91	3.83
Asset-backed securities	1.01	1.54	2.87	3.48	3.83
All fixed maturity securities	3.47	3.63	3.91	4.09	4.14

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.
Certain shortcomings are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from the projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and changing individual issuer credit spreads.
ProAssurance’s cash and short-term investment portfolio at December 31, 2012 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2012, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as A.M. Best, Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We held $1.2 billion of municipal bonds at December 31, 2012. We require the bonds that we purchase to meet our credit criteria on a stand-alone basis. As of December 31, 2012, on a stand-alone basis, our municipal bonds had a weighted average rating of AA.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $196 million at December 31, 2012 and $252 million at December 31, 2011. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At December 31, 2012 the fair value of our investment in common stocks was $203 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.6% to $222 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.6% in the fair value of these securities to $183 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 and that there was no change in the Company’s internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2012 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of ProAssurance Corporation
We have audited ProAssurance Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ProAssurance Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Independent Nevada Doctors Insurance Company, which is included in the 2012 consolidated financial statements of ProAssurance Corporation and subsidiaries and constituted 1.4% and 1.3% of total and net assets, respectively, as of December 31, 2012. Our audit of internal control over financial reporting of ProAssurance Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Independent Nevada Doctors Insurance Company.
In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of changes in capital, income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2012, of ProAssurance Corporation and subsidiaries and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama
February 19, 2013

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2013 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2013.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2013 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2013.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2013 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2013.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2013 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2013.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2013 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2013.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2012 and 2011
Consolidated Statements of Changes in Capital – years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows – years ended December 31, 2012, 2011 and 2010
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 19th day of February 2013.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D.	Chairman of the Board, Chief Executive Officer	February 19, 2013
W. Stancil Starnes, J.D.	(Principal Executive Officer) and President

/S/ EDWARD L. RAND, JR.	Chief Financial and Accounting Officer	February 19, 2013
Edward L. Rand, Jr.

/S/ VICTOR T. ADAMO, J.D.	Vice-Chairman of the Board	February 19, 2013
Victor T. Adamo, J.D.

/S/ LUCIAN F. BLOODWORTH	Director	February 19, 2013
Lucian F. Bloodworth

/S/ M. JAMES GORRIE	Director	February 19, 2013
M. James Gorrie

/S/ ROBERT E. FLOWERS, M.D.	Director	February 19, 2013
Robert E. Flowers, M.D.

/S/ WILLIAM J. LISTWAN, M.D.	Director	February 19, 2013
William J. Listwan, M.D.

/S/ JOHN J. MCMAHON	Director	February 19, 2013
John J. McMahon

/S/ DRAYTON NABERS, JR., J.D.	Director	February 19, 2013
Drayton Nabers, Jr., J.D.

/S/ ANN F. PUTALLAZ, PH.D.	Director	February 19, 2013
Ann F. Putallaz, Ph.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 19, 2013
Frank A. Spinosa, D.P.M.

/S/ ANTHONY R. TERSIGNI, ED.D., FACHE	Director	February 19, 2013
Anthony R. Tersigni, Ed.D., FACHE

/S/ THOMAS A. S. WILSON, JR., M.D.	Director	February 19, 2013
Thomas A. S. Wilson, Jr., M.D.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ProAssurance Corporation
We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of changes in capital, income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in related to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama
February 19, 2013

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,224,332 and $3,465,720, respectively	$3,447,999	$3,665,763
Equity securities, available for sale, at fair value; cost, $6 at December 31, 2011	—	25
Equity securities, trading, at fair value; cost, $187,891 and $101,078, respectively	202,618	103,133
Short-term investments	71,737	119,421
Business owned life insurance	52,414	52,651
Investment in unconsolidated subsidiaries	121,049	111,324
Other investments	31,085	38,224
Total Investments	3,926,902	4,090,541
Cash and cash equivalents	118,551	130,400
Premiums receivable	106,312	120,220
Receivable from reinsurers on paid losses and loss adjustment expenses	4,517	4,175
Receivable from reinsurers on unpaid losses and loss adjustment expenses	191,645	247,658
Prepaid reinsurance premiums	13,404	12,568
Deferred policy acquisition costs	23,179	26,626
Deferred tax asset	—	30,989
Real estate, net	41,502	40,432
Intangible assets	53,225	53,703
Goodwill	163,055	159,625
Other assets	234,286	81,941
Total Assets	$4,876,578	$4,998,878
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,054,994	$2,247,772
Unearned premiums	233,861	251,155
Reinsurance premiums payable	45,591	82,039
Total Policy Liabilities	2,334,446	2,580,966
Deferred tax liability	14,585	—
Other liabilities	131,967	203,772
Long-term debt, $125,000 and $35,507 at amortized cost, respectively; and $14,180 at fair value at December 31, 2011	125,000	49,687
Total Liabilities	2,605,998	2,834,425
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 61,867,034 and 69,102,988 shares issued, respectively	619	346
Additional paid-in capital	341,780	538,625
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $78,284 and $70,022, respectively	145,380	130,037
Retained earnings	1,782,857	1,699,853
	2,270,636	2,368,861
Treasury shares, at cost, 243,530 shares and 7,995,902 shares, respectively	(56)	(204,408)
Total Shareholders’ Equity	2,270,580	2,164,453
Total Liabilities and Shareholders’ Equity	$4,876,578	$4,998,878
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2010	$342	$526,068	$59,254	$1,196,428	$(77,497)	$1,704,595
Common shares reacquired	—	—	—	—	(106,347)	(106,347)
Common shares issued for compensation	1	2,958	—	—	—	2,959
Share-based compensation	—	6,138	—	—	—	6,138
Net effect of restricted and performance shares issued and stock options exercised	1	(2,951)	—	—	—	(2,950)
Other comprehensive income (loss)	—	—	19,870	—	—	19,870
Net income	—	—	—	231,598	—	231,598
Balance at December 31, 2010	$344	$532,213	$79,124	$1,428,026	$(183,844)	$1,855,863
Common shares reacquired	—	—	—	—	(21,005)	(21,005)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,433	—	—	441	2,874
Share-based compensation	—	7,119	—	—	—	7,119
Net effect of restricted and performance shares issued and stock options exercised	2	(3,140)	—	—	—	(3,138)
Dividends to shareholders	—	—	—	(15,269)	—	(15,269)
Other comprehensive income (loss)	—	—	50,913	—	—	50,913
Net income	—	—	—	287,096	—	287,096
Balance at December 31, 2011	$346	$538,625	$130,037	$1,699,853	$(204,408)	$2,164,453
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	3,041	—	—	553	3,594
Share-based compensation	—	8,639	—	—	—	8,639
Net effect of restricted and performance shares issued and stock options exercised	2	(4,455)	—	—	—	(4,453)
Dividends to shareholders	—	—	—	(192,466)	—	(192,466)
Two-for-one stock split effected in the form of a stock dividend	271	(204,070)	—	—	203,799	—
Other comprehensive income (loss)	—	—	15,343	—	—	15,343
Net income	—	—	—	275,470	—	275,470
Balance at December 31, 2012	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2012	2011	2010
Revenues
Net premiums earned	$550,664	$565,415	$519,107
Net investment income	136,094	140,956	146,380
Equity in earnings (loss) of unconsolidated subsidiaries	(6,873)	(9,147)	1,245
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(1,566)	(5,189)	(14,375)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	(201)	(823)	(1,474)
Net impairment losses recognized in earnings	(1,767)	(6,012)	(15,849)
Other net realized investment gains (losses)	30,630	12,006	33,191
Total net realized investment gains (losses)	28,863	5,994	17,342
Other income	7,106	13,566	7,991

Total revenues	715,854	716,784	692,065

Expenses
Losses and loss adjustment expenses	161,726	151,270	252,615
Reinsurance recoveries	18,187	11,017	(31,500)
Net losses and loss adjustment expenses	179,913	162,287	221,115
Underwriting, policy acquisition and operating expenses	135,631	136,421	134,980
Interest expense	2,181	3,478	3,293
Loss on extinguishment of debt	2,163	—	—

Total expenses	319,888	302,186	359,388

Income before income taxes	395,966	414,598	332,677

Provision for income taxes
Current expense (benefit)	82,752	128,553	105,479
Deferred expense (benefit)	37,744	(1,051)	(4,400)
Total income tax expense (benefit)	120,496	127,502	101,079

Net income	$275,470	$287,096	$231,598

Other comprehensive income, after tax, net of reclassification adjustments (see Note 11)	15,343	50,913	19,870

Comprehensive income	$290,813	$338,009	$251,468

Earnings per share:
Basic	$4.49	$4.70	$3.64
Diluted	$4.46	$4.65	$3.60

Weighted average number of common shares outstanding:
Basic	61,342	61,140	63,576
Diluted	61,833	61,684	64,351

Cash dividends declared per common share	$3.13	$0.25	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2012	2011	2010
Operating Activities
Net income	$275,470	$287,096	$231,598
Adjustments to reconcile income to net cash provided by operating activities:
Amortization, net of accretion	32,832	30,740	22,071
Depreciation	4,741	4,949	4,600
Loss (gain) on extinguishment of debt	2,163	—	—
(Increase) decrease in cash surrender value of business owned life insurance	(2,008)	(2,070)	(1,617)
Net realized investment (gains) losses	(28,863)	(5,994)	(17,342)
Share-based compensation	8,639	7,119	6,138
Deferred income taxes	37,744	(1,051)	(4,400)
Policy acquisition costs, net amortization (net deferral)	3,448	655	(1,788)
Other	(2,507)	2,891	(6,562)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	16,494	730	8,216
Receivable from reinsurers on paid losses and loss adjustment expenses	(342)	407	12,196
Receivable from reinsurers on unpaid losses and loss adjustment expenses	58,870	29,778	(8,794)
Prepaid reinsurance premiums	(482)	(1,545)	813
Other assets	(11,231)	613	7,253
Reserve for losses and loss adjustment expenses	(218,100)	(166,328)	(96,232)
Unearned premiums	(21,919)	(4,895)	(14,275)
Reinsurance premiums payable	(36,583)	(29,642)	(4,402)
Other liabilities	(27,116)	5,911	1,718
Net cash provided by operating activities	91,250	159,364	139,191
Investing Activities
Purchases of:
Fixed maturities, available for sale	(646,198)	(782,555)	(840,366)
Equity securities, available for sale	—	—	(9,675)
Equity securities, trading	(120,555)	(117,208)	(14,312)
Other investments	(9,977)	(4,671)	(5,383)
Funding of tax credit limited partnerships	(35,745)	(29,213)	(13,623)
(Investments in) distributions from unconsolidated subsidiaries, net	(9,621)	—	24,600
Proceeds from sales or maturities of:
Fixed maturities, available for sale	926,221	789,709	961,334
Equity securities, available for sale	—	3,921	9,882
Equity securities, trading	54,670	50,386	36,740
Other investments	1,180	773	1,279
Net sales or maturities (purchases) of short-term investments	48,565	49,011	27,676
Cash paid for acquisitions, net of cash received	(28,439)	—	(215,726)
Deposit made for future acquisition	(153,700)	—	—
Redemption of business owned life insurance	—	—	16,136
Unsettled security transactions, net	4,852	7	2,014
Cash received (paid) for other assets	(4,410)	(9,771)	(2,923)
Net cash provided (used) by investing activities	26,843	(49,611)	(22,347)

	Year Ended December 31
	2012	2011	2010
Financing Activities
Proceeds from long-term debt	125,000	—	—
Repayment of long-term debt and related swap	(57,660)	(325)	(303)
Repurchase of common stock	—	(21,005)	(106,347)
Excess tax benefit from share-based payment arrangements	7,022	1,711	1,847
Dividends to shareholders	(200,118)	(7,617)	—
Other	(4,186)	(2,968)	(1,832)
Net cash provided (used) by financing activities	(129,942)	(30,204)	(106,635)
Increase (decrease) in cash and cash equivalents	(11,849)	79,549	10,209
Cash and cash equivalents at beginning of period	130,400	50,851	40,642
Cash and cash equivalents at end of period	$118,551	$130,400	$50,851

Supplemental Disclosure of Cash Flow Information
Net cash paid during the year for income taxes	$110,278	$98,141	$92,046
Cash paid during the year for interest	$2,342	$3,182	$3,270

Significant non-cash transactions
Other investments transferred, at fair value, to fixed maturities	$—	$—	$9,923
Other investment interest converted to equity securities	$15,742	$—	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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
Stock Split
The Board of Directors of ProAssurance Corporation (the Board) declared a two-for-one stock split effected December 27, 2012 in the form of a stock dividend. All share and per share information provided in this report reflects the effect of the split for all periods presented.
Accounting Policies
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these notes to the consolidated financial statements.
Recognition of Revenues
Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are generally one year in duration.
At December 31, 2012 and 2011 ProAssurance had established allowances for credit losses related to premium and agency receivables (classified as a part of Other Assets) as follows:

(in thousands)	Premium Receivables	Agency Receivables
Allowance for credit losses:
Balance at December 31, 2010	$1,030	$328
Estimated credit losses	229	—
Account write offs, net of recoveries	(269)	4
Balance at December 31, 2011	990	332
Estimated credit losses	157	—
Account write offs, net of recoveries	(147)	(46)
Balance at December 31, 2012	$1,000	$286

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

1. Accounting Policies (continued)
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
Estimating casualty insurance reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses for liability claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2012, 2011 and 2010.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

1. Accounting Policies (continued)
Investments
Fair Values
Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. Multiple observable inputs are not available for certain of our investments, including municipal bonds and corporate debt not actively traded, and investments in limited partnerships/limited liability companies (LPs/LLCs). Management values these municipal bonds and corporate debt either using a single non-binding broker quote or pricing models that utilize market based assumptions that have limited observable inputs. Management values investments in LPs/LLCs based on the net asset value of the interest held, as provided by the fund.
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
Investment in Unconsolidated Subsidiaries
Investments in LPs/LLCs where ProAssurance is deemed to have influence because it holds a greater than a minor interest are accounted for using the equity method. Under the equity method, the recorded basis of the investment is adjusted each period for the investor’s pro rata share of the investee’s income or loss. Investments in unconsolidated subsidiaries include tax credit partnerships accounted for using the equity method, whereby ProAssurance’s proportionate share of income or loss is included in investment income. Tax credits received from the partnerships are recognized in the period received as a reduction to current tax expenses.
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
December 31, 2012

1. Accounting Policies (continued)
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
December 31, 2012

1. Accounting Policies (continued)
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
Deferred Policy Acquisition Costs
Costs that vary with and are directly related to the successful production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned.
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
Real Estate
Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate consists of properties primarily in use as corporate offices, but also includes land (carrying value at both December 31, 2012 and 2011 of $2.1 million). Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income and real estate expenses are included in underwriting, policy acquisition and operating expenses.
Real estate accumulated depreciation was approximately $20.2 million and $18.6 million at December 31, 2012 and 2011, respectively. Real estate depreciation expense for the three years ended December 31, 2012, 2011 and 2010 was $1.4 million, $1.7 million and $1.4 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

1. Accounting Policies (continued)
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of renewal rights and agency relationships and had a carrying value of $50.2 million and $46.1 million at December 31, 2012 and 2011, respectively with the difference being attributable to intangible assets acquired during 2012. Intangible assets with an indefinite life are not amortized and had a carrying value of $14.3 million at both December 31, 2012 and 2011. Intangible assets are evaluated for impairment on an annual basis.
Accumulated amortization of intangible assets was $11.2 million and $6.7 million at December 31, 2012 and 2011, respectively. Amortization expense for intangible assets for the three years ended December 31, 2012, 2011 and 2010 was $4.5 million, $4.7 million and $1.3 million, respectively. The estimated aggregate amortization expense for intangible assets for each of the five succeeding years approximates $4.7 million for 2013, $4.4 million for 2014, $3.0 million for 2015, $2.8 million for 2016 and $2.7 million for 2017.
Goodwill
ProAssurance makes at least an annual assessment as to whether the value of its goodwill assets are impaired. Management evaluates the carrying value of goodwill annually on October 1 and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. Because ProAssurance operates in a single operating segment and all components within the segment are economically similar, ProAssurance is considered a single reporting unit for the purposes of the impairment evaluation. In assessing goodwill, Management estimates the fair value of the reporting unit on the evaluation date based on the Company’s market capitalization and an expected premium that would be paid to acquire control of the Company (a control premium) and performs a sensitivity analysis using a range of historical stock prices and control premiums. Management concluded in 2012, 2011 and 2010 that the fair value of the Company’s reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.
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
Subsequent Events
In connection with its preparation of the Consolidated Financial Statements, ProAssurance has evaluated events that occurred subsequent to December 31, 2012, for recognition or disclosure in its financial statements and notes to the financial statements.
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
December 31, 2012

1. Accounting Policies (continued)
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
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Effective for interim and annual reporting periods beginning after December 15, 2012, the FASB revised guidance related to the disclosure of amounts reclassified out of accumulated other comprehensive. The most significant provisions of the new guidance require entities to present additional disclosure regarding significant amounts reclassified, in their entirety, from accumulated other comprehensive income to net income, either on the face of the income statement or in the notes. ProAssurance plans to adopt the guidance beginning January 1, 2013. Adoption of this guidance is expected to have no effect on ProAssurance’s results of operations or financial position as it impacts disclosures only.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

2. Acquisitions
All entities acquired in 2012 and 2010 were accounted for in accordance with GAAP relating to business combinations and are considered to be a part of ProAssurance’s sole reporting segment, the professional liability segment. No entities were acquired in 2011.
During 2012, ProAssurance completed an acquisition of a reciprocal exchange that converted to a stock insurance company upon acquisition. The acquisition was not material to ProAssurance.
On November 30, 2010 ProAssurance acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS) as a means of expanding its professional liability business. Total purchase consideration transferred had a fair value of $237 million on the acquisition date and included cash of $233 million and deferred compensation commitments of $4 million. ProAssurance expensed APS transaction costs of approximately $2 million during 2010. The purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates. The excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill. During 2011 goodwill initially recorded related to the purchase of APS was reduced by $1.8 million to $37.3 million related to the completion of the valuation of pre-acquisition tax liabilities.
The following table provides Pro Forma Consolidated Results for the year ended December 31, 2010 as if the APS transaction had occurred on January 1, 2009. ProAssurance Actual Consolidated Results have been adjusted to reflect the following, net of related tax effects:

•
The inclusion of APS operating results for the period preceding the APS acquisition date in 2010. ProAssurance 2010 Actual Consolidated Results include APS revenues of $6.2 million and earnings of $1.0 million attributable to the period subsequent to November 30, 2010.

•	The effects of APS workforce reductions as if those workforce reductions had occurred in 2009.

•	The exclusion of the direct costs of completing the APS transaction.

•
For periods subsequent to the acquisition date, amortization of policy acquisition costs. ProAssurance Actual Consolidated Results do not include such amortization because, in accordance with GAAP, assets for deferred policy acquisition costs were not recognized as a part of the purchase price allocation of APS.

•	For periods preceding the acquisition date, amortization of intangible assets and debt security premiums/discounts recorded as a part of the APS purchase price allocation.

	Year Ended December 31, 2010
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$758,670	$692,065
Earnings	$249,196	$231,598
On January 1, 2013, ProAssurance completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Insurance Company (Medmarc), through a sponsored demutualization. Medmarc is based in Chantilly, Virginia and provides products liability insurance for medical technology and life sciences companies and also provides legal professional liability insurance. ProAssurance acquired Medmarc for cash of $153.7 million, including the funding of future policy credits for eligible members of $7.5 million. Allocation of the Medmarc purchase consideration to the assets acquired and liabilities assumed was not complete as of the date of this report. ProAssurance transferred the cash required to complete the transaction ($153.7 million) to a third-party conversion agent for the benefit of Medmarc eligible members on December 27, 2012; the deposit was classified as a part of Other Assets at December 31, 2012.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Fair values of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3. Fair Value Measurement (continued)

	December 31, 2012
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$205,857	$—	$205,857
U.S. Government-sponsored enterprise obligations	—	56,947	—	56,947
State and municipal bonds	—	1,212,804	7,175	1,219,979
Corporate debt, multiple observable inputs	—	1,455,333	—	1,455,333
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	346	346
Other corporate debt, NRSRO ratings available	—	—	13,835	13,835
Other corporate debt, NRSRO ratings not available	—	—	1,010	1,010
Residential mortgage-backed securities	—	289,850	—	289,850
Agency commercial mortgage-backed securities	—	59,464	—	59,464
Other commercial mortgage-backed securities	—	74,106	—	74,106
Other asset-backed securities	—	67,237	4,035	71,272
Equity securities
Financial	70,900	—	—	70,900
Utilities/Energy	31,383	—	—	31,383
Consumer oriented	51,100	—	—	51,100
Technology	11,495	—	—	11,495
Industrial	18,200	—	—	18,200
All other	19,540	—	—	19,540
Short-term investments	59,761	11,976	—	71,737
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	33,739	33,739
Total assets	$262,379	$3,433,574	$60,140	$3,756,093

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3. Fair Value Measurement (continued)

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management has selected a primary source for each type of security in the portfolio, and reviews the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appear inconsistent are further reviewed for appropriateness. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and would be adjusted, if necessary. No such adjustments were necessary in 2012 or 2011.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3. Fair Value Measurement (continued)
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
Level 3 Valuation Processes

•	Level 3 securities are priced by the Vice President of Investments for our subsidiaries, who reports to the Chief Financial Officer.

•	Level 3 valuations are computed quarterly. Prices are evaluated quarterly against prior period prices and the expected change in price.

•
Exclusive of Investments in unconsolidated subsidiaries, which are valued at NAV, the securities noted in the disclosure are primarily NRSRO rated corporate debt instruments for which comparable market inputs are commonly available for evaluating the securities in question. Valuation of these corporate debt instruments is not overly sensitive to changes in the unobservable inputs used.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3. Fair Value Measurement (continued)
Level 3 Valuation Methodologies
State and municipal bonds consists of auction rate municipal bonds valued internally using published quotes for similar securities or by using a model based on discounted cash flows using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At December 31, 2012 and December 31, 2011 all of these bonds were rated A- or better.
Corporate debt with limited observable inputs consists of private placement senior notes guaranteed by large regional banks and certain corporate bonds. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At December 31, 2012, the average rating of rated securities was A-.
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
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2012	December 31, 2012	December 31, 2011
Investment in unconsolidated subsidiaries:
LP primarily invested in long/short equities (1)	None	$17,115	$17,123
LPs primarily invested in non-public equities (2)	$43,503	16,624	6,718
		33,739	23,841
Other investments:
LLC primarily invested in private equity and debt (3)	None	—	15,873
		$33,739	$39,714

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3. Fair Value Measurement (continued)
Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$15.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.0	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
		Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the entity’s corporate bonds are the valuations of comparable securities with similar issuer, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

 3. Fair Value Measurement (continued)
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets and liabilities measured at fair value using Level 3 inputs, including financial instruments for which ProAssurance has elected fair value accounting.

	December 31, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2011	$7,200	$8,082	$—	$23,841	$15,873	$54,996
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net Investment Income	—	14	—	—	—	14
Equity in earnings of unconsolidated subsidiaries	—	—	—	278	—	278
Net realized investment gains (losses)	—	10	—	—	(131)	(121)
Included in other comprehensive income	—	611	35	—	—	646
Purchases	—	3,136	6,734	11,008	—	20,878
Sales	(25)	(1,951)	(1,118)	(1,388)	—	(4,482)
Transfers in	—	9,220	—	—	—	9,220
Transfers out	—	(3,931)	(1,616)	—	(15,742)	(21,289)
Balance December 31, 2012	$7,175	$15,191	$4,035	$33,739	$—	$60,140
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$278	$(131)	$147

	December 31, 2011
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2010	$7,550	$21,229	$2,220	$25,112	$—	$56,111
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	(1,077)	—	(1,077)
Net realized investment gains (losses)	—	—	314	—	(318)	(4)
Included in other comprehensive income	—	(1,650)	(15)	—	—	(1,665)
Purchases	—	—	1,684	—	—	1,684
Sales	(350)	(8,504)	(1,921)	(194)	—	(10,969)
Transfers in	—	6,587	—	—	16,191	22,778
Transfers out	—	(9,580)	(2,282)	—	—	(11,862)
Balance December 31, 2011	$7,200	$8,082	$—	$23,841	$15,873	$54,996
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(1,077)	$(318)	$(1,395)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3. Fair Value Measurement (continued)
Transfers
There were no transfers between the Level 1 and Level 2 categories during 2012 or 2011.
Transfers shown in the preceding Level 3 Tables are as of the end of the period and were to or from Level 2, unless otherwise noted.
The transfers of Other investments reported in the Level 3 Tables for 2012 and 2011 related to an interest in an LLC. The interest in the LLC, a cost method investment, was not carried at fair value at December 31, 2010. During 2011, the LLC announced a planned conversion to a public fund. Subsequent to the announcement, ProAssurance, through the recognition of OTTI, carried the LLC interest at fair value, based on the NAV provided by fund management; such valuation is considered to be in the Level 3 category. The LLC converted into a publicly traded investment fund during the second quarter of 2012 and the interest in the LLC was valued using Level 1 inputs at December 31, 2012.
All remaining transfers during 2012 and 2011 related to securities held for which there was little market activity for identical or nearly identical securities during the period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

	December 31, 2012
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total
Balance December 31, 2011	$14,180	$4,659	$18,839
Total (gains) losses realized and unrealized:
Included in earnings as a part of:
Net realized investment (gains) losses	769	476	1,245
Loss on extinguishment of debt	2,163	—	2,163
Settlements	(17,112)	(5,135)	(22,247)
Balance December 31, 2012	$—	$—	$—
Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$—	$—	$—

	December 31, 2011
	Level 3 Fair Value Measurements - Liabilities
(In thousands)	2019 Note Payable	Interest rate swap agreement	Total
Balance December 31, 2010	$15,616	$3,658	$19,274
Total (gains) losses realized and unrealized:
Included in earnings as a part of:
Net realized investment (gains) losses	(1,112)	1,001	(111)
Settlements	(324)	—	(324)
Balance December 31, 2011	$14,180	$4,659	$18,839
Change in unrealized (gains) losses included in earnings for the above period for Level 3 liabilities outstanding at period-end	$(1,112)	$1,001	$(111)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

3. Fair Value Measurement (continued)
Fair Value Option Elections
The 2019 Note Payable (the Note) and a related interest rate swap agreement (the Swap) were repaid in July 2012, as discussed in Note 10. Prior to repayment, both the Note and the Swap were measured at fair value on a recurring basis, with changes in the fair value of each liability recorded in net realized gains (losses). ProAssurance assumed both liabilities as part of a previous acquisition. The fair value option was elected for the Note and the Swap because valuation at fair value better reflected the economics of the related liabilities and eliminated the inconsistency that would have otherwise resulted from carrying the Note on an amortized cost basis and the Swap at fair value.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	December 31, 2012		December 31, 2011
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other Investments	$31,085	$38,656	$22,351	$28,226
Investment in Unconsolidated Subsidiaries	87,310	91,528	87,483	96,443
BOLI	52,414	52,414	52,651	52,651
Other Assets	11,400	11,385	9,636	9,636

Financial liabilities:
Revolving credit agreement	$125,000	$125,000	$—	$—
Trust Preferred Securities due 2034	—	—	22,992	22,992
Surplus Notes due May 2034	—	—	12,000	12,000
Note Payable due February 2012	—	—	515	519
Other Liabilities	12,130	12,085	15,076	14,946
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

4. Investments
Available-for-sale securities at December 31, 2012 and December 31, 2011 included the following:

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$191,642	$14,266	$(51)		$205,857
U.S. Government-sponsored enterprise obligations	52,110	4,837	—		56,947
State and municipal bonds	1,134,744	85,329	(94)		1,219,979
Corporate debt	1,375,880	96,187	(1,543)		1,470,524
Residential mortgage-backed securities	272,990	17,070	(210)	*	289,850
Agency commercial mortgage-backed securities	57,234	2,255	(25)		59,464
Other commercial mortgage-backed securities	69,062	5,049	(5)		74,106
Other asset-backed securities	70,670	1,203	(601)		71,272
	$3,224,332	$226,196	$(2,529)		$3,447,999

	December 31, 2011
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$267,120	$16,748	$(3)		$283,865
U.S. Government-sponsored enterprise obligations	62,520	5,584	—		68,104
State and municipal bonds	1,145,025	83,568	(206)		1,228,387
Corporate debt	1,307,504	68,105	(7,661)		1,367,948
Residential mortgage-backed securities	426,319	27,171	(558)	*	452,932
Agency commercial mortgage-backed securities	78,817	2,800	(87)		81,530
Other commercial mortgage-backed securities	76,366	4,881	(59)		81,188
Other asset-backed securities	102,049	1,277	(1,517)		101,809
	3,465,720	210,134	(10,091)		3,665,763
Equity securities	6	19	—		25
	$3,465,726	$210,153	$(10,091)		$3,665,788

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $0.9 million at December 31, 2012 and $3.3 million at December 31, 2011.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

4. Investments (continued)
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$191,642	$31,677	$126,488	$44,449	$3,243	$205,857
U.S. Government-sponsored enterprise obligations	52,110	—	50,359	6,075	513	56,947
State and municipal bonds	1,134,744	39,481	411,230	510,709	258,559	1,219,979
Corporate debt	1,375,880	60,677	690,198	670,368	49,281	1,470,524
Residential mortgage-backed securities	272,990					289,850
Agency commercial mortgage-backed securities	57,234					59,464
Other commercial mortgage-backed securities	69,062					74,106
Other asset-backed securities	70,670					71,272
	$3,224,332					$3,447,999
Excluding investments in bonds and notes of the U.S. Government, U.S. Government-sponsored enterprise obligations or pre-refunded state and municipal bonds, which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2012.
Securities with a carrying value of $24.1 million at December 31, 2012 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $196.2 million at December 31, 2012 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 10).
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other Investments at December 31, 2012 and December 31, 2011 was comprised as follows:

(In millions)	December 31, 2012	December 31, 2011
Investments in LPs/LLCs, at cost	$25.1	$16.2
Investment in LLC, at NAV	—	15.9
FHLB capital stock, at cost	4.3	4.4
Other, principally an annuity, at amortized cost	1.7	1.7
	$31.1	$38.2
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

4. Investments (continued)
Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	December 31, 2012			Carrying Value
(In millions)	Unfunded Commitments	Percentage Ownership		December 31, 2012	December 31, 2011
Investment LPs/LLCs:
Tax credit partnerships	$20.5	<	20%	$87.3	$86.8
Long/Short equity fund	—	<	20%	17.1	17.1
Non-public equity funds	43.5	<	20%	16.6	6.7
Business LLC	—	See Below		—	0.7
				$121.0	$111.3
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
The Business LLC interest is a convertible preferred interest in a service-related business that began business operations in 2011. The preferred interest can be converted into a non-controlling common interest in May 2015, but conversion is not required. As of December 31, 2012 the carrying value of the interest was zero due to the recognition of losses incurred to-date by the LLC.
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2012 and December 31, 2011, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2012
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$4,073	$(51)	$4,073	$(51)	$—	$—
State and municipal bonds	11,234	(94)	9,232	(65)	2,002	(29)
Corporate debt	90,154	(1,543)	81,878	(1,377)	8,276	(166)
Residential mortgage-backed securities	10,721	(210)	10,029	(205)	692	(5)
Agency commercial mortgage-backed securities	1,643	(25)	498	(2)	1,145	(23)
Other commercial mortgage-backed securities	2,100	(5)	1,103	(1)	997	(4)
Other asset-backed securities	10,746	(601)	7,707	(20)	3,039	(581)
	$130,671	$(2,529)	$114,520	$(1,721)	$16,151	$(808)
Other investments
Investments in LPs/LLCs carried at cost	$9,474	$(851)	$8,697	$(688)	$777	$(163)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

4. Investments (continued)

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
As of December 31, 2012, there were 142 debt securities (5.7% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 131 issuers. The single greatest unrealized loss position was approximately $0.6 million; the second greatest unrealized loss position was approximately $0.2 million. The securities were evaluated for impairment as of December 31, 2012.
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
Fixed maturity securities held in an unrealized loss position at December 31, 2012, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the December 31, 2012 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

(In thousands)	2012	2011	2010
Fixed maturities	$133,088	$140,897	$146,036
Equities	6,947	1,808	797
Short-term investments	132	100	417
Other invested assets	528	2,712	3,145
Business owned life insurance	2,008	2,017	1,617
	142,703	147,534	152,012
Investment fees and expenses	(6,609)	(6,578)	(5,632)
Net investment income	$136,094	$140,956	$146,380

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

4. Investments (continued)
Net Realized Investment Gains (Losses)
The following table provides detailed information regarding net realized investment gains (losses):

(In thousands)	2012	2011	2010
Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$(557)	$(782)	$(1,487)
Corporate debt	(878)	(505)	—
Other investments	(131)	(3,827)	(3,373)
High yield asset-backed securities	—	(75)	(9,515)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	(201)	(823)	(1,474)
Net impairment losses recognized in earnings	(1,767)	(6,012)	(15,849)
Gross realized gains, available-for-sale securities	18,645	14,625	30,433
Gross realized (losses), available-for-sale securities	(2,076)	(1,754)	(628)
Net realized gains (losses), trading securities	1,485	2,212	6,630
Change in unrealized holding gains (losses), trading securities	12,673	(3,188)	(1,542)
Decrease (increase) in the fair value of liabilities carried at fair value	(1,245)	111	(1,902)
Other	1,148	—	200
Net realized investment gains (losses)	$28,863	$5,994	$17,342
ProAssurance recognized impairment losses related to certain residential mortgage-backed securities in 2012, 2011 and 2010 because carrying values for those securities were greater than the future cash flows expected to be received from the securities.
ProAssurance recognized impairments related to corporate debt securities in 2012 and 2011 because the credit standing of the issuers had deteriorated.
ProAssurance recognized impairments in 2012, 2011 and 2010 related to an interest in an LLC, accounted for using the cost method, that was classified as a part of Other Investments. In 2011, the LLC announced a plan to convert to a publicly traded investment fund, and OTTI was recognized in subsequent periods in order to carry the interest at the NAV reported by the fund. The conversion occurred in 2012. In 2010, the LLC reported realized losses on the sale of securities, and ProAssurance reduced the carrying value of its interest in the LLC in recognition of its pro rata share of those losses.
ProAssurance recognized impairments in 2010 related to certain high-yield securities that management intended to sell.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other Comprehensive Income.

(In thousands)	2012	2011	2010
Balance beginning of period	$5,870	$4,446	$2,068
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	69
OTTI has been previously recognized	268	1,424	5,720
Reductions due to:
Securities sold during the period (realized)	(2,837)	—	—
Securities which will be sold in coming periods	—	—	(3,411)
Balance December 31	$3,301	$5,870	$4,446

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

4. Investments (continued)
Other information regarding sales and purchases of available-for-sale securities is as follows:

(In millions)	2012	2011	2010
Proceeds from sales (exclusive of maturities and paydowns)	$621.1	$449.6	$718.3
Purchases	$646.2	$782.6	$850.0
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
The effect of reinsurance on premiums written and earned was as follows (in thousands):

	2012 Premiums		2011 Premiums		2010 Premiums
	Written	Earned	Written	Earned	Written	Earned
Direct	$536,318	$558,200	$565,746	$570,891	$533,112	$548,897
Assumed	113	116	149	154	93	58
Ceded	(8,133)	(7,652)	(7,388)	(5,630)	(27,798)	(29,848)
Net premiums	$528,298	$550,664	$558,507	$565,415	$505,407	$519,107
The receivable from reinsurers on unpaid losses and loss adjustment expenses represents Management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. These estimates are based upon Management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements. Given the uncertainty of the ultimate amounts of losses, Management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, premiums ceded under reinsurance agreements wherein the premium due to the reinsurer, subject to certain maximums and minimums, is based in part on losses reimbursed or to be reimbursed under the agreement, and will thus vary when loss estimates are revised. During the years ended December 31, 2012 and 2011 ProAssurance reduced premiums ceded by $34.3 million and $30.6 million, respectively, due to changes in Management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2012, $81.6 million of the total amounts due from reinsurers of $164.0 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable) was due from four reinsurers which had an individual balance which exceeded $10 million. Each of these reinsurers had an A.M. Best credit rating of A or above.
At December 31, 2012 and 2011 ProAssurance had no allowance for credit losses related to its reinsurance receivables. During the years ended December 31, 2012 and 2011 no reinsurance balances were written off for credit reasons.
At December 31, 2012, all reinsurance recoverables were considered collectible. Reinsurance recoverables totaling approximately $14 million were collateralized by letters of credit or funds withheld. At December 31, 2012 no amounts due from individual reinsurers exceeded 5% of shareholders’ equity.
During 2011, ProAssurance commuted (terminated) various outstanding reinsurance agreements for approximately $4.3 million in cash. The commutations reduced Receivable from Reinsurers on Paid Losses and Receivable from Reinsurers on Unpaid Losses, combined, by approximately $4.0 million (net of cash received) and reduced Reinsurance Premiums Payable by approximately $5.6 million.
There were no significant reinsurance commutations in 2012 or 2010.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

(In thousands)	2012	2011
Deferred tax assets
Unpaid loss discount	$57,811	$81,673
Unearned premium adjustment	20,497	21,368
Compensation related	14,634	14,770
Basis differences–investments	—	10,681
Intangibles	2,214	2,606
Total deferred tax assets	95,156	131,098
Deferred tax liabilities
Deferred acquisition costs	8,112	9,319
Unrealized gains on investments, net	78,284	70,022
Fixed assets	5,630	5,439
Basis differences–investments	3,029	—
Intangibles	14,311	13,048
Other	375	2,281
Total deferred tax liabilities	109,741	100,109
Net deferred tax assets (liabilities)	$(14,585)	$30,989
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
At December 31, 2012, ProAssurance has no available net operating loss (NOL) carryforwards, capital loss carryforwards, or Alternative Minimum Tax (AMT) credit carryforwards. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

6. Income Taxes (continued)
The Internal Revenue Service (IRS) has completed an examination of the Company’s 2005 through 2008 returns (the 2005-2008 exam). The 2005-2008 exam resulted in delaying the deductibility of certain bonus compensation which increased taxes due for the 2007 and 2008 tax years but decreased taxes due for the 2009 tax year by an offsetting amount, the effect of which had previously been recorded as an uncertain tax position. The 2005-2008 exam resulted in no adjustment to tax expense (exclusive of interest accruals) and no penalties or fines. Upon finalization of the 2005-2008 exam, uncertain tax positions totaling $8.3 million were deemed effectively settled and were reversed (along with approximately $0.3 million of related accrued interest) in the first quarter of 2011.
The IRS has preliminarily concluded an examination of the 2009 and 2010 returns and has issued a Notice of Proposed Adjustment (NOPA) for these years which would increase our current tax liability by approximately $130 million. ProAssurance is protesting the IRS position and is unable to reliably predict the timing of the final resolution or the ultimate outcome. The contested issues affect only the timing of when certain expense items are deductible for tax and resolution of the NOPA would have no effect on our recorded tax expense, exclusive of interest found to be due on past-due taxes, if any.
Except for the 2006 tax year, the statutes of limitation are closed for all years prior to 2008. The statute for the 2006 tax year, as well as the 2009 and 2010 tax year, was extended until September 30, 2014.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2012 and 2011 was as follows:

(In thousands)	2012	2011
Balance at January 1	$18,585	$8,344
Increases/(decreases) for tax positions taken during the current year	(10,206)	—
Increases/(decreases) for tax positions taken during the prior years	(3,556)	18,585
(Decreases) relating to settlements with taxing authorities	—	(8,344)
Balance at December 31	$4,823	$18,585

ProAssurance's provision for uncertain tax positions at both December 31, 2012 and December 31, 2011 relates entirely to the timing of deductions. Changes to the provision recognized in current taxes during 2012 and 2011 were offset by the recognition of a like but opposite change to deferred taxes. Unrecognized tax benefits at December 31, 2012, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. As with any uncertain tax position, there is a possibility that the ultimate deduction recognized could differ from the provision established by ProAssurance. Management does not expect any material changes to the Company’s liability (other than interest accruals) during the next twelve months.
ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. Interest recognized in the income statement approximated $0.5 million, $0.8 million and $0.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. The accrued liability for interest approximated $1.4 million and $0.9 million at December 31, 2012 and 2011, respectively.
A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

(In thousands)	2012	2011	2010
Computed “expected” tax expense	$138,588	$145,109	$116,437
Tax-exempt income	(14,374)	(13,793)	(15,048)
Tax credits	(10,005)	(5,654)	(1,000)
Other	6,287	1,840	690
Total	$120,496	$127,502	$101,079
7. Deferred Policy Acquisition Costs
Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries, that are primarily and directly related to the successful production of new and renewal insurance contracts are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
As discussed in Note 1, revised FASB guidance effective January 1, 2012 requires that policy acquisition costs related to unsuccessful contracts be expensed immediately. ProAssurance adopted the revised guidance on a prospective basis. Under

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

7. Deferred Policy Acquisition Costs (continued)
prior guidance, policy acquisition costs capitalized during the year ended December 31, 2012, would have been $57.8 million as compared to $53.6 million capitalized under the current guidance.
Amortization of deferred policy acquisition costs was $57.0 million, $59.6 million and $58.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an external actuary's certification as to their respective reserves in accordance with the requirements of the NAIC.
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2012	2011	2010
Balance, beginning of year	$2,247,772	$2,414,100	$2,422,230
Less reinsurance recoverables	247,658	277,436	262,659
Net balance, beginning of year	2,000,114	2,136,664	2,159,571
Net reserves acquired from acquisitions	22,464	—	82,225
Net losses:
Current year	451,951	488,152	455,105
Favorable development of reserves established in prior years, net	(272,038)	(325,865)	(233,990)
Total	179,913	162,287	221,115
Paid related to:
Current year	(38,439)	(34,240)	(34,593)
Prior years	(300,703)	(264,597)	(291,654)
Total paid	(339,142)	(298,837)	(326,247)
Net balance, end of year	1,863,349	2,000,114	2,136,664
Plus reinsurance recoverables	191,645	247,658	277,436
Balance, end of year	$2,054,994	$2,247,772	$2,414,100
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2012 primarily reflects a lower than anticipated claims severity trend for accident years 2004 through 2009. The favorable development recognized in 2011 and 2010 was primarily due to lower than anticipated claims severity trends for accident years 2004 through 2008 and accident years 2003 through 2007, respectively. Actuarial evaluations of both internal and industry actual claims data in 2012, 2011 and 2010 all indicated that claims severity (i.e. the average size of a claim) is increasing more slowly than was anticipated when the reserves for 2003 through 2009 were initially established.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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
ProAssurance has commitments primarily related to non-public investment entities totaling approximately $103.4 million, expected to be paid as follows: $60.1 million within one year, $42.5 million within one to three years, and $0.8 million within three to five years.
ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012.

Operating Leases
(In thousands)
2013	$2,710
2014	2,472
2015	2,085
2016	1,890
Thereafter	7,164
Total minimum lease payments	$16,321
ProAssurance incurred rent expense of $2.7 million, $3.4 million and $3.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

10. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

	(In thousands)
	December 31, 2012	December 31, 2011
Trust Preferred Securities due 2034, unsecured, interest at a variable rate of LIBOR plus 3.85%, reset quarterly. Note repaid in August 2012 at no gain or loss.	$—	$22,992
Surplus Notes due May 2034, unsecured, interest at a variable rate of LIBOR plus 3.85%, reset quarterly. Note repaid in August 2012 at no gain or loss.	—	12,000
Note Payable due February 2019 (the 2019 Note), interest at a variable rate of LIBOR plus 0.7%, carried at fair value, monthly principal payments required, outstanding principal at December 31, 2011 of $17.1 million. Outstanding principal repaid in July 2012. A loss of $2.2 million was recognized on the extinguishment.	—	14,180
Note Payable due February 2012. Note was repaid in February 2012.	—	515
Revolving Credit Agreement, expires in 2016. Borrowing at December 31, 2012 carries an interest rate of 0.81% until March 31, 2013 when the rate will be redetermined. Secured by investments, see Note 4.	125,000	—
	$125,000	$49,687
Revolving Credit Agreement
On April 15, 2011, ProAssurance entered into a revolving credit agreement (the “Agreement”) with five participating lenders. In September 2012, the agreement was amended and the expiration date extended to April 15, 2016. The Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Agreement; aggregate outstanding borrowings are not permitted to exceed $150 million at any time. All borrowings are required to be repaid prior to the expiration date of the Agreement. ProAssurance is required to pay a commitment fee on the average unused portion of the credit line during the term of the Agreement. The commitment fee can range from 15 to 30 basis points based on ProAssurance’s credit ratings and is set at 20 basis points at December 31, 2012. Borrowings under the agreement may be secured or unsecured and accrue interest at a base rate, adjusted by a specified margin. ProAssurance is permitted to select either the then current one, three or six month LIBOR rate, with the LIBOR term selected fixing the interest period for which the rate is effective. If LIBOR is not selected, the base rate defaults to the highest of (1) the Prime rate (2) the Federal Funds rate plus 50 basis points or (3) the one month LIBOR rate plus 100 basis points, determined daily. Rates are reset each successive interest period until the borrowing is repaid. The margin adjustment can vary from 0 to 188 basis points, depending upon ProAssurance’s credit rating and whether the borrowing is secured or unsecured.
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
On December 24, 2012, ProAssurance borrowed $125 million under the Agreement on a secured basis to partially fund the acquisition of Medmarc (see Note 2).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

10. Long-term Debt (continued)
Future maturities of the Agreement as of December 31, 2012 are as follows:

(In thousands)
2013	2014	2015	2016	2017	Thereafter
$—	$—	$—	$125,000	$—	$—
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
Interest Rate Swap Termination
A interest rate swap related to the 2019 Note was terminated for $5.1 million at the time the 2019 Note was repaid. The liability for the Swap, which was carried at fair value as a part of other liabilities, approximated $4.7 million at December 31, 2011.
11. Shareholders’ Equity
At December 31, 2012 and 2011, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
The Board declared a two-for-one stock split effected December 27, 2012 in the form of a stock dividend; treasury shares were reissued to provide 7.7 million of the shares needed for the split. In 2012, the Board declared a quarterly cash dividend of $0.25 per common share and a special dividend of $2.50 per share in the fourth quarter period, and declared a quarterly cash dividend of $0.125 per common share for each of the other quarter periods. Dividends declared in 2012 totaled $192.5 million; all were paid in 2012. During 2011, the Board declared a quarterly cash dividend of $0.125 per common share each quarter for each of the third and fourth quarter periods. Dividends declared in 2011 totaled $15.3 million; $7.6 million of which was paid in 2011 and $7.7 million in January 2012.
At December 31, 2012, approximately 2.5 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under incentive compensation plans as described in Note 12. Additionally, at December 31, 2012 approximately 0.9 million of ProAssurance's authorized common shares were reserved by the Board for the issuance of outstanding restricted share and performance share units and for the exercise of outstanding stock options. As of December 31, 2012, prior Board authorizations of $135.1 million for the repurchase of common shares or the retirement of outstanding debt remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
ProAssurance used approximately $52.5 million of the authorization to redeem debt during the year ended December 31, 2012 (see Note 10).
ProAssurance did not repurchase any common shares during the year ended December 31, 2012. ProAssurance repurchased approximately 0.7 million and 3.7 million common shares, having a total cost of $21.0 million and $106.3 million, during the years ended December 31, 2011 and 2010, respectively. During 2012 and 2011, approximately 23,000 and 18,000 treasury shares, respectively, having a fair value of approximately $1.0 million and $0.7 million, respectively, were reissued to the ProAssurance Corporation 2011 Employee Stock Ownership Plan participant accounts.
ProAssurance issued approximately 37,000, 40,000 and 81,000 common shares to employees in February 2012, 2011 and 2010, respectively, as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

11. Shareholders’ Equity (continued)
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
Reclassification adjustments related to available-for-sale securities for the years ended December 31, 2012, 2011 and 2010 were as follows:

(In thousands)	2012	2011	2010
Net realized investment gains (losses) included in the calculation of net income	$14,933	$10,686	$17,329
Tax effect (at 35%)	(5,227)	(3,740)	(6,065)
Net realized investment gains (losses) reclassified from other comprehensive income	$9,706	$6,946	$11,264
12. Share-Based Payments
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

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2012
	2012	2011	2010	Amount	Remaining Recognition Period
	(In millions)			(In millions)	(Weighted average years)
Stock Options	$—	$0.1	$0.4	$—	NA
Restricted Share Units	1.6	1.3	0.7	2.0	1.8
Performance Share Units	6.7	5.6	5.0	9.3	1.8
Purchase Match Units	0.3	0.1	—	1.2	2.5
Total share-based compensation expense	$8.6	$7.1	$6.1	$12.5
Tax benefit recognized	$3.0	$2.5	$2.1
All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Except for stock options, which are separately described below, awards vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each restricted, performance or purchase match unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash.
On December 27, 2012 ProAssurance paid a special dividend of $2.50 per common share and effected a two-for-one split. Thereafter, the Compensation Committee adjusted outstanding awards and options so as to put award holders in the same economic position after split and the dividend as before. No compensation resulted from the adjustments because there was no change to the intrinsic value of the awards. The following tables reflect award activity as if the adjustments had occurred at the beginning of the earliest period presented.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

12. Share-Based Payments (continued)
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
Activity for stock options during 2012, 2011 and 2010 is summarized below.

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,014,661	$22.76	1,430,105	$21.85	2,031,754	$20.17
Granted	—	—	—	—	—	—
Exercised	(994,148)	22.75	(412,695)	19.61	(601,649)	16.18
Forfeited or expired	(211)	25.67	(2,749)	25.36	—	—
Outstanding at end of year	20,302	23.15	1,014,661	22.76	1,430,105	21.85
Exercisable at end of year	20,302	23.15	959,889	22.59	1,258,492	21.40
Outstanding at end of year, vested or expected to vest	20,302	23.15	1,014,064	22.75	1,427,301	21.85
The aggregate grant date fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $0.9 million, $0.9 million and $1.3 million, respectively. The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was $19.8 million, $5.8 million and $7.7 million, respectively. ProAssurance outstanding options were all vested as of December 31, 2012 and had an aggregate intrinsic value of $0.4 million and a weighted average remaining contractual term of 3.73 years. There were no cash proceeds from options exercised during the years ended December 31, 2012, 2011 or 2010.
Restricted Share Units
Activity for restricted share units during 2012, 2011 and 2010 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2012		2011		2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	167,236	$25.52	120,478	$23.88	60,937	$22.56
Granted	51,864	42.22	52,256	29.27	59,964	25.21
Forfeited	(2,823)	35.23	(5,075)	25.38	(423)	22.56
Vested and released	(59,065)	22.61	(423)	22.56	—	—
Ending non-vested balance	157,212	31.94	167,236	25.52	120,478	23.88
The aggregate grant date fair value of restricted share units totaled $2.2 million, $1.5 million and $1.5 million in 2012, 2011 and 2010, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

12. Share-Based Payments (continued)
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 75% to 125% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2012, 2011 and 2010 is summarized below. The table reflects the base award units and does not include potential increases or decreases that may ultimately be paid based on the actual achievement of performance objectives. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2012		2011		2010
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	522,599	$26.36	493,661	$24.56	448,944	$24.20
Granted	212,205	42.22	196,186	30.30	201,780	25.21
Forfeited	(20,492)	31.44	(15,804)	26.28	(5,498)	25.42
Vested	(161,895)	23.13	(151,444)	25.61	(151,565)	24.31
Ending non-vested balance	552,417	33.21	522,599	26.36	493,661	24.56
Common shares issued due to vesting of awards	114,884		112,822		115,130
The aggregate grant date fair value of performance share units (base level) granted in 2012, 2011 and 2010 totaled $9.0 million, $5.9 million and $5.1 million, respectively. The aggregate intrinsic value of vested performance share units paid to employees in 2012, 2011 and 2010 (including units paid in cash to cover tax withholdings) totaled $7.2 million, $5.3 million and $4.9 million, respectively. The vested units were issued at the maximum level (125%) based on performance levels achieved.
Purchase Match Units
On December 1, 2010, the Board, on the recommendation of the Compensation Committee, terminated the Amended and Restated ProAssurance Corporation Stock Ownership Plan and adopted the ProAssurance Corporation 2011 Employee Stock Ownership Plan (the 2011 Plan). The 2011 Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, limited to $5,000 annually per participant.
Purchase match unit activity during 2012 and 2011 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	18,900	$36.20	—	$—
Granted	23,799	42.59	19,016	36.20
Forfeited	(1,610)	37.72	(116)	36.20
Vested and released	(104)	36.20	—	—
Ending non-vested balance	40,985	39.85	18,900	36.20
The aggregate grant date fair value of purchase match units totaled $1.0 million and $0.7 million in 2012 and 2011, respectively.
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests include 1) interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns and 2) a limited liability interest in a development stage business operation. ProAssurance VIE interests carried as a part of Other Investments totaled $25.1 million at December 31, 2012 and $32.1 million at December 31, 2011. ProAssurance VIE interests carried as a part of Investment in Unconsolidated Subsidiaries totaled $33.7 million at December 31, 2012 and $24.5 million at December 31, 2011.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

13. Variable Interest Entities (continued)
ProAssurance has not consolidated these VIE's because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At December 31, 2012, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
14. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance and restricted share units have vested.
Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, the average number of options not considered to be dilutive approximated 123,000.
15. Benefit Plans
ProAssurance maintains a defined contribution savings and retirement plan (the ProAssurance Savings Plan) that is intended to provide retirement income to eligible employees. The plan provides for employer contributions to the plan of between 5% and 10% of salary for qualified employees. During 2011 and 2010, ProAssurance also maintained several similar plans of acquired entities prior to the plans being merged into the ProAssurance Savings Plan. ProAssurance incurred expense related to the savings and retirement plans of $5.1 million, $4.3 million and $4.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.
ProAssurance also maintains a non-qualified deferred compensation plan (the ProAssurance Plan) that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan of $0.2 million during each of the years ended December 31, 2012, 2011 and 2010. ProAssurance deferred compensation liabilities totaled $11.1 million at December 31, 2012 and $11.5 million at December 31, 2011. The liabilities included amounts due under the ProAssurance Plan, amounts due under individual agreements with current or former employees, and amounts due under a currently inactive non-qualified plan.
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
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2012 statutory capital for each of ProAssurance’s insurance subsidiaries was sufficient to satisfy regulatory requirements. Net earnings and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table. The table below includes the statutory earnings of APS for the statutory annual period of the year of acquisition and thereafter (see Note 2). Consolidated net income, on a GAAP basis, includes the earnings of APS only for the periods following acquisition (November 2010). The below table does not include Medmarc, as the acquisition occurred on January 1, 2013 (see Note 18).

(In millions)
Statutory Net Earnings			Statutory Surplus
2012	2011	2010	2012	2011
$312	$291	$261	$1,499	$1,453
ProAssurance’s insurance subsidiaries as of December 31, 2012, in aggregate, are permitted to pay dividends of approximately $309 million during 2013 without prior approval. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

17. Quarterly Results of Operations (unaudited)
The following is a summary of unaudited quarterly results of operations for 2012 and 2011:

	2012
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$136,659	$131,266	$127,125	$155,615
Net losses and loss adjustment expenses:
Current year	117,656	108,134	106,621	119,539
Prior year	(47,457)	(60,050)	(50,000)	(114,531)
Net income	55,645	58,453	60,106	101,266
Basic earnings per share (1) (2)	0.91	0.95	0.98	1.65
Diluted earnings per share (1) (2)	0.90	0.95	0.97	1.64
	2011
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$132,077	$137,063	$134,627	$161,649
Net losses and loss adjustment expenses:
Current year	110,407	114,519	115,276	147,950
Prior year	(39,984)	(50,166)	(52,100)	(183,614)
Net income	47,693	55,096	43,705	140,602
Basic earnings per share (1) (2)	0.78	0.90	0.72	2.30
Diluted earnings per share (1) (2)	0.77	0.89	0.71	2.28

(1)	For all periods presented, per share amounts reflect the effect of the two-for-one stock split that was effected December 27, 2012 in the form of a stock dividend.

(2)
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the respective year-to-date periods.

18. Subsequent Events
As discussed in Note 2, on January 1, 2013, ProAssurance completed the acquisition of Medmarc through a sponsored demutualization. Funds required for the purchase were transferred to a third party conversion agent on December 27, 2012 and distributed to eligible Medmarc members on January 1, 2013.

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
December 31, 2012

Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
(In thousands)
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$243,752	$262,804	$262,804
States, municipalities and political subdivisions	1,134,744	1,219,979	1,219,979
Foreign Governments	5,172	5,546	5,546
Public utilities	94,751	101,664	101,664
All other corporate bonds	1,275,707	1,363,064	1,363,064
Certificates of deposit	250	250	250
Mortgage-backed securities	469,956	494,692	494,692
Total Fixed Maturities	3,224,332	3,447,999	3,447,999
Equity Securities, available-for-sale
Common Stocks:
Banks, trusts and insurance companies	—	—	—
Total Equity Securities, available-for-sale	—	—	—
Equity Securities, trading
Common Stocks:
Public utilities	9,120	9,497	9,497
Banks, trusts and insurance companies	65,629	70,900	70,900
Industrial, miscellaneous and all other	113,142	122,221	122,221
Total Equity Securities, trading	187,891	202,618	202,618
Other long-term investments	204,548	224,292	204,548
Short-term investments	71,737	71,737	71,737
Total Investments	$3,688,508	$3,946,646	$3,926,902

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Balance Sheets

	December 31
(In thousands)	2012	2011
Assets
Investment in subsidiaries, at equity	$2,092,445	$1,896,148
Fixed maturities available for sale, at fair value	249,318	163,268
Equity securities, trading, at fair value	10,487	10,705
Short-term investments	4,366	62,976
Investment in unconsolidated subsidiaries	—	728
Cash and cash equivalents	29,397	47,938
Due from subsidiaries	23,708	60,177
Other assets	7,747	10,391
Total Assets	$2,417,468	$2,252,331
Liabilities and Stockholders’ Equity
Liabilities:
Other liabilities	$21,888	$64,886
Long-term debt	125,000	22,992
Total Liabilities	146,888	87,878
Shareholders’ Equity:
Common stock	619	346
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	2,269,961	2,164,107
Total Shareholders’ Equity	2,270,580	2,164,453
Total Liabilities and Shareholders’ Equity	$2,417,468	$2,252,331

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Statements of Income

	Year Ended December 31
(In thousands)	2012	2011	2010
Net investment income	$5,281	$1,582	$2,271
Equity in earnings (loss) of unconsolidated subsidiaries	(728)	(2,479)	304
Net realized investment gains (losses)	3,230	(141)	3,474
Other income (loss)	54	101	53
	7,837	(937)	6,102
Expenses:
Interest expense	1,534	1,833	1,404
Other expenses	8,870	7,855	7,911
	10,404	9,688	9,315
Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(2,567)	(10,625)	(3,213)
Income tax expense (benefit)	773	(3,209)	(747)
Income (loss) before equity in net income of consolidated subsidiaries	(3,340)	(7,416)	(2,466)
Equity in net income of consolidated subsidiaries	278,810	294,512	234,064
Net income	$275,470	$287,096	$231,598

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
(In thousands)	2012	2011	2010
Cash provided (used) by operating activities	$3,601	$(3,982)	$(6,191)
Investing activities
Purchases of:
Fixed maturities, available for sale	—	—	(1,711)
Equity securities trading	(364)	(990)	(5,960)
(Investments in) distributions from unconsolidated subsidiaries, net:
Other partnership investments	—	—	(5,000)
Proceeds from sale or maturities of:
Fixed maturities, available for sale	150,192	19,398	79,941
Equity securities, available for sale	—	—	—
Equity securities trading	616	6,887	29,458
Net decrease (increase) in short-term investments	58,657	(28,708)	10,251
Dividends from subsidiaries	59,369	90,020	232,800
Contribution of capital to subsidiaries	(184,330)	(12,500)	(10,000)
Cash paid for acquisitions, net of cash received	—	—	(233,022)
Other	(1)	(3,070)	1,699
	84,139	71,037	98,456
Financing activities
Proceeds from long-term debt	125,000	—	—
Principal repayment of debt	(32,992)	—	—
Repurchase of common stock	—	(21,005)	(106,346)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	7,066	6,071	6,568
Excess of tax benefit from share-based payment arrangements	7,022	1,711	1,847
Dividends to shareholders	(200,118)	(7,617)	—
Other	(12,259)	(2,561)	(1,830)
	(106,281)	(23,401)	(99,761)
Increase (decrease) in cash and cash equivalents	(18,541)	43,654	(7,496)
Cash and cash equivalents, beginning of period	47,938	4,284	11,780
Cash and cash equivalents, end of period	$29,397	$47,938	$4,284
Significant non-cash transactions:
Securities transferred at fair value as dividends from subsidiaries	$241,081	$197,224	$—

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Parent) consolidated financial statements. At December 31, 2012 and 2011, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
2. Acquisitions
On November 30, 2010 ProAssurance acquired 100% of the outstanding shares of American Physicians Service Group, Inc. (APS) for approximately $237 million. Additional information regarding the acquisition is provided in Note 2 of the Notes to Consolidated Financial Statements.
3. Long-term Debt
Outstanding long-term debt, as of December 31, 2012 and 2011, consists of the following:

	(In thousands)
	2012	2011
Trust Preferred Securities due 2034, unsecured, interest at a variable rate of LIBOR plus 3.85%, reset quarterly. Note repaid in August 2012 at no gain or loss.	$—	$22,992
Revolving Credit Agreement, expires in 2016. Borrowing at December 31, 2012 carries an interest rate of 0.81% until March 31, 2013 when the rate will be redetermined. Secured by investments, see Note 4 of the Notes to Consolidated Financial Statements.	125,000	—
	$125,000	$22,992
Trust Preferred Securities outstanding as of December 31, 2011 is shown in the above table net of $10 million in Trust Preferred Securities held by ProAssurance's wholly owned subsidiaries. In 2012, all outstanding Trust Preferred Securities were repaid, including those held by ProAssurance's wholly owned subsidiaries.
See Note 10 of the Notes to Consolidated Financial Statements included herein for a detailed description of the terms of the Revolving Credit Agreement.
4. Related Party Transactions
PRA Parent received dividends from its subsidiaries of $300.5 million, $287.2 million and $232.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. PRA Parent contributed capital to its subsidiaries of $184.3 million, $12.5 million and $10.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.
5. Income Taxes
Under terms of PRA Parent’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information

(In thousands)	2012	2011	2010
Deferred policy acquisition costs	$23,179	$26,626	$27,281
Reserve for losses and loss adjustment expenses	2,054,994	2,247,772	2,414,100
Unearned premiums	233,861	251,155	256,050
Net premiums earned	550,664	565,415	519,107
Net investment income	136,094	140,956	146,380
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	451,951	488,152	455,105
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(272,038)	(325,865)	(233,990)
Paid losses and loss adjustment expenses, net of reinsurance	(339,142)	(298,837)	(326,247)
Underwriting, policy acquisition and operating expenses:
Amortization of deferred policy acquisition costs	57,007	59,591	58,939
Other underwriting, policy acquisition and operating expenses	78,624	76,830	76,041
Net premiums written	528,298	558,507	505,407
Note: all amounts above are derived entirely from consolidated property and casualty entities.

ProAssurance Corporation and Subsidiaries
Schedule IV – Reinsurance

(in thousands)	2012	2011	2010
Property and Liability (1)
Premiums earned	$558,200	$570,891	$548,897
Premiums ceded	(7,652)	(5,630)	(29,848)
Premiums assumed	116	154	58
Net premiums earned	$550,664	$565,415	$519,107
Percentage of amount assumed to net	0.02%	0.03%	0.01%

(1)	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

2
Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule

2.1	Plan of Conversion of PICA as filed with the Illinois Director of Insurance on November 13, 2008 (1)

2.2	Stock Purchase Agreement executed by ProAssurance Corporation and PICA dated October 28, 2008 (1)

2.3	Agreement and Plan of Merger by and among ProAssurance Corporation, CA Bridge Corporation and American Physicians Service Group, Inc. dated August 31, 2010 (2)

3.1(a)	Certificate of Incorporation of ProAssurance (3)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (4)

3.2	Third Restatement of the Bylaws of ProAssurance (5)

4	ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (6)*

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (7)*

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (3)*

10.2(a)	ProAssurance Corporation 2004 Equity Incentive Plan (8)*

10.2(b)	First amendment to 2004 Equity Incentive Plan (9)*

10.3	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (10):*

Edward L. Rand, Jr. Howard H. Friedman Jeffrey P. Lisenby Darryl K. Thomas Frank B. O’Neil

10.4	Deferred Compensation Plan and Agreement effective as of January 1, 2011, between ProAssurance and Victor T. Adamo (11)*

10.5(a)	Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007 (12)*

10.5(b)	Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008 (10)*

10.6	Consulting Agreement between ProAssurance and William J. Listwan (13)*

10.7	Form of Release and Severance Compensation Agreement dated as of April 2, 2012 between ProAssurance and Jerry D. Brant (18)*

10.8	Form of Release and Severance Compensation Agreement dated as of September 1, 2011 between ProAssurance and Ross E. Taubman (18)*

10.9	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance (18)*

Victor T. Adamo
Lucian F. Bloodworth
Robert E. Flowers
Howard H. Friedman
M. James Gorrie
Jeffrey P. Lisenby
William J. Listwan
John J. McMahon
Drayton Nabers
Frank B. O’Neil
Ann F. Putallaz
Edward L. Rand, Jr.
Frank A. Spinosa
W. Stancil Starnes
Ross E. Taubman
Anthony R. Tersigni
Darryl K. Thomas
Adam P. Wilczek
Thomas A. S. Wilson, Jr.

10.10	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (21)*

10.11	Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008 (10)*

10.12	Director Deferred Compensation Plan as amended and restated December 7, 2011 (20)*

10.13	ProAssurance Corporation 2008 Equity Incentive Plan (15)*

10.14	First Amendment to the 2008 Equity Incentive Plan (20)*

10.15	ProAssurance Corporation 2008 Annual Incentive Compensation Plan (16)*

10.16	ProAssurance Corporation 2011 Employee Stock Ownership Plan (11)*

10.17
Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A. (17)

10.18
Amendment No. 1 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A. (19)

10.19	Pledge and Security Agreement between ProAssurance and U.S. Bank National Association (17)

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this report.

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(2)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(3)
Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC)

(4)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(5)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring December 1, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(6)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32

(7)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32

(8)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32

(9)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(10)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(11)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to Rule 12b-32

(12)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 12, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(13)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(14)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(15)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated by reference pursuant to SEC Rule 12b-32

(16)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32

(17)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(18)	Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File
No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(19)	Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(20)	Filed as an Exhibit to ProAssurance's Annual Report on Form 10K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

(21)	Filed as an exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.