Form 10-Q
period 2013-03-31
PROASSURANCE CORP
filed 2013-05-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2013, there were 61,816,938 shares of the registrant’s common stock outstanding.

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

Additional risks that could adversely affect the merger of Independent Nevada Doctors Insurance Exchange, now Independent Nevada Doctors Insurance Company (IND), and Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), into ProAssurance, include but are not limited to the following:

•
the outcome of any potential claims from policyholders of Medmarc and IND relating to payments or other issues arising from their respective conversions to stock insurance companies and subsequent mergers into ProAssurance;

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,415,342 and $3,224,332, respectively	$3,627,080	$3,447,999
Equity securities, trading, at fair value; cost, $222,167 and $187,891, respectively	257,745	202,618
Short-term investments	149,384	71,737
Business owned life insurance	52,850	52,414
Investment in unconsolidated subsidiaries	198,189	121,049
Other investments	33,104	31,085
Total Investments	4,318,352	3,926,902
Cash and cash equivalents	94,830	118,551
Premiums receivable	122,396	106,312
Receivable from reinsurers on paid losses and loss adjustment expenses	2,482	4,517
Receivable from reinsurers on unpaid losses and loss adjustment expenses	251,053	191,645
Prepaid reinsurance premiums	24,804	13,404
Deferred policy acquisition costs	26,342	23,179
Real estate, net	41,490	41,502
Intangible assets	55,577	53,225
Goodwill	161,123	163,055
Other assets	120,297	234,286
Total Assets	$5,218,746	$4,876,578
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,216,874	$2,054,994
Unearned premiums	278,019	233,861
Reinsurance premiums payable	45,160	45,591
Total Policy Liabilities	2,540,053	2,334,446
Deferred tax liability	27,422	14,585
Other liabilities	165,228	131,967
Long-term debt, at amortized cost	125,000	125,000
Total Liabilities	2,857,703	2,605,998
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,060,426 and 61,867,034 shares issued, respectively	621	619
Additional paid-in capital	342,590	341,780
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $74,108 and $78,284, respectively	137,626	145,380
Retained earnings	1,880,262	1,782,857
	2,361,099	2,270,636
Treasury shares, at cost, 243,530 shares	(56)	(56)
Total Shareholders’ Equity	2,361,043	2,270,580
Total Liabilities and Shareholders’ Equity	$5,218,746	$4,876,578
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2012	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
Common shares issued for compensation	—	1,939	—	—	—	1,939
Share-based compensation	—	2,282	—	—	—	2,282
Net effect of restricted and performance shares issued and stock options exercised	2	(3,411)	—	—	—	(3,409)
Dividends to shareholders	—	—	—	(15,445)	—	(15,445)
Other comprehensive income (loss)	—	—	(7,754)	—	—	(7,754)
Net income	—	—	—	112,850	—	112,850
Balance at March 31, 2013	$621	$342,590	$137,626	$1,880,262	$(56)	$2,361,043

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	$346	$538,625	$130,037	$1,699,853	$(204,408)	$2,164,453
Common shares issued for compensation	—	1,654	—	—	—	1,654
Share-based compensation	—	2,130	—	—	—	2,130
Net effect of restricted and performance shares issued and stock options exercised	—	(2,440)	—	—	—	(2,440)
Dividends to shareholders	—	—	—	(7,663)	—	(7,663)
Other comprehensive income (loss)	—	—	3,012	—	—	3,012
Net income	—	—	—	55,645	—	55,645
Balance at March 31, 2012	$346	$539,969	$133,049	$1,747,835	$(204,408)	$2,216,791
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2013	2012
Revenues
Net premiums earned	$134,578	$136,659
Net investment income	32,126	33,492
Equity in earnings (loss) of unconsolidated subsidiaries	(223)	(2,066)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	—	(1,206)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	—
Net impairment losses recognized in earnings	—	(1,206)
Other net realized investment gains (losses)	26,680	11,883
Total net realized investment gains (losses)	26,680	10,677
Other income	1,813	1,809

Total revenues	194,974	180,571

Expenses
Losses and loss adjustment expenses	60,887	78,305
Reinsurance recoveries	(3,261)	(8,106)
Net losses and loss adjustment expenses	57,626	70,199
Underwriting, policy acquisition and operating expenses	37,285	34,398
Interest expense	371	825

Total expenses	95,282	105,422

Gain on acquisition	35,492	—

Income before income taxes	135,184	75,149

Provision for income taxes
Current expense (benefit)	7,775	16,981
Deferred expense (benefit)	14,559	2,523
Total income tax expense (benefit)	22,334	19,504

Net income	$112,850	$55,645

Other comprehensive income, after tax, net of reclassification adjustments (see Note 10)	(7,754)	3,012

Comprehensive income	$105,096	$58,657

Earnings per share:
Basic	$1.83	$0.91
Diluted	$1.82	$0.90

Weighted average number of common shares outstanding:
Basic	61,708	61,177
Diluted	61,963	61,703

Cash dividends declared per common share	$0.25	$0.13
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2013	2012
Operating Activities
Net income	$112,850	$55,645
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	12,318	10,382
Gain on acquisition	(35,492)	—
Net realized investment gains	(26,680)	(10,677)
Share-based compensation	2,282	2,130
Deferred income taxes	14,559	2,523
Policy acquisition costs, net amortization (net deferral)	(3,163)	(922)
Other	(6,304)	(2,588)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(13,098)	(10,090)
Reinsurance related assets and liabilities	9,099	2,831
Other assets	(26,119)	(1,998)
Reserve for losses and loss adjustment expenses	(37,064)	(13,014)
Unearned premiums	20,025	22,689
Other liabilities	(36,320)	(28,811)
Net cash provided (used) by operating activities	(13,107)	28,100
Investing Activities
Purchases of:
Fixed maturities, available for sale	(100,826)	(247,622)
Equity securities, trading	(26,983)	(26,678)
Other investments	(3,616)	(158)
Funding of tax credit limited partnerships	(30,167)	(12,236)
Investment in unconsolidated subsidiaries, net	(6,614)	—
Proceeds from sales or maturities of:
Fixed maturities, available for sale	173,007	252,234
Equity securities, trading	26,509	16,039
Other investments	1,364	486
Net sales or maturities (purchases) of short-term investments	(76,697)	(13,143)
Cash received from acquisitions	22,780	—
Unsettled security transactions, net	18,478	4,403
Cash received (paid) for other assets	(1,047)	(1,358)
Net cash provided (used) by investing activities	(3,812)	(28,033)
Financing Activities
Dividends to shareholders	—	(7,622)
Other	(6,802)	(2,415)
Net cash provided (used) by financing activities	(6,802)	(10,037)
Increase (decrease) in cash and cash equivalents	(23,721)	(9,970)
Cash and cash equivalents at beginning of period	118,551	130,400
Cash and cash equivalents at end of period	$94,830	$120,430

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$153,700	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2012 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2013 for recognition or disclosure in its financial statements and notes to financial statements.
Stock Split
The Board of Directors of ProAssurance Corporation (the Board) declared a two-for-one stock split effected December 27, 2012 in the form of a stock dividend. All share and per share information provided in this report reflects the effect of the split for all periods presented.
Accounting Changes Not Yet Adopted
Liabilities-Obligations Resulting from Joint and Several Liability Arrangements
Effective for fiscal years beginning after December 15, 2013, the Financial Accounting Standards Board (FASB) revised guidance related to obligations resulting from joint and several liability arrangements. The new guidance requires an entity to recognize, measure and disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations already addressed within existing GAAP guidance. The new guidance requires retrospective application to all prior periods presented for any such arrangements that exist at the beginning of the fiscal year of adoption. ProAssurance plans to adopt the guidance beginning January 1, 2014. Adoption of this guidance is not expected to have a material effect on ProAssurance's results of operations or financial position.
Accounting Changes Adopted
Intangibles-Goodwill and Other
Effective for fiscal years beginning after September 15, 2012, the FASB revised guidance related to impairment testing of indefinite-lived intangible assets. The new guidance permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. Quantitative impairment testing is required only if the assessment of qualitative factors indicates it is more likely than not that impairment exists. ProAssurance adopted the guidance on January 1, 2013. Adoption of this guidance had no material effect on ProAssurance's results of operations or financial position.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Effective for interim and annual reporting periods beginning after December 15, 2012, the FASB revised guidance related to the disclosure of amounts reclassified out of accumulated other comprehensive income. The most significant provisions of the new guidance require entities to present additional disclosure, either on the face of the income statement or in the notes, regarding significant amounts reclassified, in their entirety, from accumulated other comprehensive income to net income. ProAssurance adopted the guidance on January 1, 2013. Adoption of this guidance had no material effect on ProAssurance’s results of operations or financial position as it impacts disclosures only.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Disclosures About Offsetting Assets and Liabilities
Effective for fiscal years beginning on or after January 1, 2013, the FASB revised guidance related to disclosures about certain assets and liabilities in an entity’s financial statements. The guidance requires disclosures related to the net and gross positions of certain financial instruments and transactions that are either eligible for offset in accordance with existing GAAP guidance or subject to an agreement that requires such offset. The guidance must be applied retrospectively for all prior periods presented. ProAssurance adopted the guidance on January 1, 2013. Adoption of this guidance had no material effect on ProAssurance’s results of operations or financial position as it impacts disclosures only.
2. Acquisitions
All entities acquired in 2013 and 2012 were accounted for in accordance with GAAP relating to business combinations.
On January 1, 2013, ProAssurance completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), through a sponsored demutualization. Medmarc is based in Chantilly, Virginia and provides products liability insurance for medical technology and life sciences companies and also provides legal professional liability insurance. ProAssurance acquired Medmarc for cash of $153.7 million, including the funding of future policy credits for eligible members of $7.5 million. ProAssurance transferred all of the cash required to complete the transaction to a third-party conversion agent for the benefit of Medmarc eligible members on December 27, 2012; the deposit was classified as a part of Other Assets at December 31, 2012. ProAssurance incurred expenses related to the purchase of approximately $1.4 million during the first three months of 2013 and approximately $1.0 million during 2012. These expenses were included as a part of operating expenses in the periods incurred.
During 2012, ProAssurance completed an acquisition of a reciprocal exchange that converted to a stock insurance company upon acquisition. The acquisition was not material to ProAssurance.
The purchase consideration for Medmarc was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, as shown in the table below. A $35.5 million gain on the acquisition was recognized on the date of acquisition because the purchase consideration was less than the estimated fair value of the net assets acquired. ProAssurance believes it was able to acquire Medmarc for less than the fair value of its net assets due to Medmarc's declining premium base and its small capital position relative to other insurers in the medical technology and life sciences products liability insurance market.

(In thousands)
Fixed maturities, available for sale	$269,529
Equity securities, trading	30,976
Cash and short-term investments	24,008
Other investments	5,340
Premiums receivable	2,986
Receivable from reinsurers on unpaid losses and LAE	73,107
Intangible assets	3,630
Other assets	14,614
Reserve for losses and loss adjustment expenses	(201,072)
Unearned premiums	(16,937)
Deferred tax liabilities	(2,453)
Other liabilities	(14,536)
Fair value of net assets acquired	$189,192
Gain on Acquisition	(35,492)
Total purchase consideration	$153,700
Intangible assets acquired principally consist of non-compete agreements, which are amortizable over their useful life of two years, and insurance licenses, which have an indefinite useful life and are not amortized.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

ProAssurance believes that all contractual cash flows related to acquired receivables will be collected. The fair value of reserves for losses and loss adjustment expenses and related reinsurance recoverables were estimated based on the present value of the expected underlying net cash flows, including a 5% profit margin and a 5% risk premium, and were determined to be materially the same as the recorded cost basis acquired.
The following table provides Pro Forma Consolidated Results for the three months ended March 31, 2013 and 2012 as if the Medmarc transaction had occurred on January 1, 2012. ProAssurance Actual Consolidated Results have been adjusted by the following, net of related tax effects, to reflect the Pro Forma Consolidated Results below.

•
For the three months ended March 31, 2012, the inclusion of Medmarc operating results as ProAssurance 2012 Actual Consolidated Results did not include Medmarc. ProAssurance Actual Consolidated Results for the three months ended March 31, 2013 included Medmarc operating results (Revenue of $12.9 million and Earnings of $3.2 million).

•
Certain costs included in ProAssurance actual results for the three months ended March 31, 2013 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for three months ended March 31, 2012. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Medmarc operations.

•
Prior to the acquisition date, Medmarc reported on a statutory basis and expensed policy acquisition costs associated with successful contracts as incurred. After the acquisition date, in accordance with GAAP, Medmarc policy acquisition costs associated with successful contracts were capitalized and amortized to expense as the related premium revenues were earned, but no amortization was recognized for Medmarc policies written prior to the acquisition date. The Pro Forma Consolidated Results for both 2013 and 2012 have been adjusted to reflect policy acquisition costs as if Medmarc had followed GAAP guidance for these costs in pre-acquisition periods.

•
Earnings for the three months ended March 31, 2012, were reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Medmarc purchase price allocation.

•
The gain on the acquisition of $35.5 million that was included in ProAssurance Actual Consolidated Results for the three months ended March 31, 2013 has been reported in the Pro Forma Consolidated Results as being recognized during the three months ended March 31, 2012.

	Three months ended March 31, 2013		Three months ended March 31, 2012
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$194,974	$194,974	$190,678	$180,571
Earnings	$77,095	$112,850	$92,777	$55,645

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

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

Fair values of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

	March 31, 2013
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$231,004	$—	$231,004
U.S. Government-sponsored enterprise obligations	—	59,553	—	59,553
State and municipal bonds	—	1,285,353	7,175	1,292,528
Corporate debt, multiple observable inputs	—	1,544,040	—	1,544,040
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	342	342
Other corporate debt, NRSRO ratings available	—	—	8,406	8,406
Other corporate debt, NRSRO ratings not available	—	—	914	914
Residential mortgage-backed securities	—	295,347	—	295,347
Agency commercial mortgage-backed securities	—	47,436	—	47,436
Other commercial mortgage-backed securities	—	74,369	—	74,369
Other asset-backed securities	—	66,065	7,076	73,141
Equity securities
Financial	80,312	—	—	80,312
Utilities/Energy	39,315	—	—	39,315
Consumer oriented	64,467	—	—	64,467
Technology	14,611	—	—	14,611
Industrial	39,558	—	—	39,558
All other	15,452	4,030	—	19,482
Short-term investments	141,802	7,582	—	149,384
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	47,540	47,540
Total assets	$395,517	$3,614,779	$71,453	$4,081,749

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management has selected a primary source for each type of security in the portfolio, and reviews the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appear inconsistent are further reviewed for appropriateness. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and would be adjusted, if necessary. No such adjustments have been necessary in 2013 or 2012.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

State and municipal bonds are valued using a series of matrices that consider credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations are further adjusted, when necessary, to reflect recent significant economic or geographic events or ratings changes that would affect the security’s fair value.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Level 3 Valuation Methodologies
State and municipal bonds consists of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At March 31, 2013 and December 31, 2012 all of these bonds were rated A- or better.
Corporate debt with limited observable inputs consists of private placement senior notes guaranteed by large regional banks and certain corporate bonds. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At March 31, 2013, the average rating of rated securities was BBB+.
Other asset-backed securities consists of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Investment in unconsolidated subsidiaries consist of limited partnership (LP) and limited liability company (LLC) interests valued using the net asset value (NAV) provided by the LP/LLC, which approximates the fair value of the interest.
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2013	March 31, 2013	December 31, 2012
Investment in unconsolidated subsidiaries:
LP invested in senior secured debt (1)	$32,400	$7,600	$—
LP invested in long equities (2)	None	5,569	—
LP primarily invested in long/short equities (3)	None	16,985	17,115
LPs primarily invested in non-public equities (4)	$44,107	17,386	16,624
		$47,540	$33,739

(1)
The LP is structured to provide income and capital appreciation primarily through investments in senior secured debt. Redemptions are not allowed. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans from 7 to 9 years.

(2)
The LP holds long equities of public international companies. Redemptions are allowed at the end of any calendar month with a prior notice requirement of 15 days and are paid within 10 days of the end of the calendar month of the redemption request.

(3)
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

(4)
Comprised of interests in two unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. One LP allows redemption by special consent; the other does not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans from 4 to 7 years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	March 31, 2013	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$7.2	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$9.7	$15.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$7.1	$4.0	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the entity’s corporate bonds are the valuations of comparable securities with similar issuer, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.
Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2012	$7,175	$15,191	$4,035	$33,739	$—	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net Investment Income	—	(102)	(16)	—	—	(118)
Equity in earnings of unconsolidated subsidiaries	—	—	—	1,848	—	1,848
Net realized investment gains (losses)	—	(69)	—	—	—	(69)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	3,875	1,356	13,078	—	18,309
Sales	—	(616)	—	(1,125)	—	(1,741)
Transfers in	—	—	1,701	—	—	1,701
Transfers out	—	(8,617)	—	—	—	(8,617)
Balance March 31, 2013	$7,175	$9,662	$7,076	$47,540	$—	$71,453
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$1,848	$—	$1,848

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

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

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three months ended March 31, 2013 or 2012.
Transfers shown in the preceding Level 3 Tables are as of the end of the period and were to or from Level 2, unless otherwise noted.
All transfers during the three months ended March 31, 2013 related to securities held for which there was little market activity for identical or nearly identical securities during the period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Value Measurements - Level 3 Liabilities
The following table presents information for the three months ended March 31, 2012 regarding liabilities for which ProAssurance had elected fair value treatment.

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

The 2019 Note Payable (the Note) and a related interest rate swap agreement (the Swap) were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, with changes in the fair value of each liability recorded in net realized gains (losses). ProAssurance assumed both liabilities as part of a previous acquisition. The fair value option was elected for the Note and the Swap because valuation at fair value better reflected the economics of the related liabilities and eliminated the inconsistency that would have otherwise resulted from carrying the Note on an amortized cost basis and the Swap at fair value. Both the Note and the Swap were repaid in July 2012. The fair values of these liabilities were determined using the present value of the expected underlying cash flows of each instrument, discounted at rates available on the valuation date for similar instruments issued by entities with a similar credit standing to ProAssurance.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	March 31, 2013		December 31, 2012
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other Investments	$33,104	$42,666	$31,085	$38,656
Investment in Unconsolidated Subsidiaries	150,649	151,593	87,310	91,528
BOLI	52,850	52,850	52,414	52,414
Other Assets	11,964	11,964	11,400	11,385

Financial liabilities:
Revolving credit agreement	$125,000	$125,000	$125,000	$125,000
Other Liabilities	12,544	12,534	12,130	12,085
Other Investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in Federal Home Loan Bank (FHLB) common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests was based on the NAV provided by the LP/LLC managers. The estimated fair value of the FHLB common stock was based on the amount ProAssurance would receive if its membership were canceled, as the membership cannot be sold. The fair value of the annuity was the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
Investment in Unconsolidated Subsidiaries consisted of investments in tax credit partnerships and a non-controlling interest in a limited liability company. Fair values of investments in tax credit partnerships were based on the present value of the cash flows expected to be generated by the partnerships discounted at rates for investments with similar risk structures and repayment periods. The fair value of the LLC interest was estimated as the proceeds ProAssurance would receive upon liquidation of the LLC.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Other Assets and Other Liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Other Liabilities also included certain contractual liabilities related to prior business combinations. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs of the underlying securities. The fair values of the business combination liabilities were based on the present value of the expected cash flows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
The fair value of the revolving credit agreement was estimated based on the present value of expected future cash outflows under the agreement, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

4. Investments
Available-for-sale securities at March 31, 2013 and December 31, 2012 included the following:

	March 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$216,932	$14,373	$(301)		$231,004
U.S. Government-sponsored enterprise obligations	55,054	4,517	(18)		59,553
State and municipal bonds	1,212,808	80,621	(901)		1,292,528
Corporate debt	1,460,887	94,664	(1,849)		1,553,702
Residential mortgage-backed securities	281,426	14,964	(1,043)	*	295,347
Agency commercial mortgage-backed securities	45,700	1,749	(13)		47,436
Other commercial mortgage-backed securities	70,047	4,343	(21)		74,369
Other asset-backed securities	72,488	1,076	(423)		73,141
	$3,415,342	$216,307	$(4,569)		$3,627,080

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$191,642	$14,266	$(51)		$205,857
U.S. Government-sponsored enterprise obligations	52,110	4,837	—		56,947
State and municipal bonds	1,134,744	85,329	(94)		1,219,979
Corporate debt	1,375,880	96,187	(1,543)		1,470,524
Residential mortgage-backed securities	272,990	17,070	(210)	*	289,850
Agency commercial mortgage-backed securities	57,234	2,255	(25)		59,464
Other commercial mortgage-backed securities	69,062	5,049	(5)		74,106
Other asset-backed securities	70,670	1,203	(601)		71,272
	$3,224,332	$226,196	$(2,529)		$3,447,999

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $0.9 million at both March 31, 2013 and December 31, 2012.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$216,932	$33,718	$149,918	$44,190	$3,178	$231,004
U.S. Government-sponsored enterprise obligations	55,054	—	51,631	7,684	238	59,553
State and municipal bonds	1,212,808	60,391	414,146	492,665	325,326	1,292,528
Corporate debt	1,460,887	89,847	704,590	706,162	53,103	1,553,702
Residential mortgage-backed securities	281,426					295,347
Agency commercial mortgage-backed securities	45,700					47,436
Other commercial mortgage-backed securities	70,047					74,369
Other asset-backed securities	72,488					73,141
	$3,415,342					$3,627,080
Excluding investments in bonds and notes of the U.S. Government, U.S. Government-sponsored enterprise obligations or pre-refunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2013.
Securities with a carrying value of $36.4 million at March 31, 2013 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $197.3 million at March 31, 2013 and $196.2 million at December 31, 2012 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 9).
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other Investments at March 31, 2013 and December 31, 2012 was comprised as follows:

(In millions)	March 31, 2013	December 31, 2012
Investments in LPs/LLCs, at cost	$28.2	$25.1
FHLB capital stock, at cost	3.4	4.3
Other, principally an annuity, at amortized cost	1.5	1.7
	$33.1	$31.1
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	March 31, 2013			Carrying Value
(In millions)	Unfunded Commitments	Percentage Ownership		March 31, 2013	December 31, 2012
Investment LPs/LLCs:
Tax credit partnerships	$55.8	See below		$150.6	$87.3
Secured debt fund	32.4	<	20%	7.6	—
Long equity fund	None	<	20%	5.6	—
Long/Short equity fund	None	<	20%	17.0	17.1
Non-public equity funds	44.1	<	20%	17.4	16.6
				$198.2	$121.0
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests was almost 100%; these interests had a carrying value of $66.0 million at March 31, 2013. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests was less than 20%; these interests had a carrying value of $84.6 million at March 31, 2013. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnership.
The Secured debt fund is structured to provide interest distributions and capital appreciation primarily through investments in senior secured debt.
The Long equity fund targets long-term total returns through holdings in public international companies.
The Long/Short equity fund targets absolute returns using a strategy designed to take advantage of event-driven market opportunities.
The Non-public equity funds hold diversified private equities and are structured to provide capital appreciation.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2013 and December 31, 2012, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2013
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$9,578	$(301)	$9,578	$(301)	$—	$—
U.S. Government-sponsored enterprise obligations	2,746	(18)	2,746	(18)	—	—
State and municipal bonds	110,237	(901)	107,956	(878)	2,281	(23)
Corporate debt	142,622	(1,849)	139,865	(1,645)	2,757	(204)
Residential mortgage-backed securities	44,170	(1,043)	43,860	(1,040)	310	(3)
Agency commercial mortgage-backed securities	667	(13)	445	(5)	222	(8)
Other commercial mortgage-backed securities	4,145	(21)	4,145	(21)	—	—
Other asset-backed securities	9,450	(423)	6,257	(21)	3,193	(402)
	$323,615	$(4,569)	$314,852	$(3,929)	$8,763	$(640)
Other investments
Investments in LPs/LLCs carried at cost	$4,730	$(378)	$3,690	$(320)	$1,040	$(58)

	December 31, 2012
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$4,073	$(51)	$4,073	$(51)	$—	$—
State and municipal bonds	11,234	(94)	9,232	(65)	2,002	(29)
Corporate debt	90,154	(1,543)	81,878	(1,377)	8,276	(166)
Residential mortgage-backed securities	10,721	(210)	10,029	(205)	692	(5)
Agency commercial mortgage-backed securities	1,643	(25)	498	(2)	1,145	(23)
Other commercial mortgage-backed securities	2,100	(5)	1,103	(1)	997	(4)
Other asset-backed securities	10,746	(601)	7,707	(20)	3,039	(581)
	$130,671	$(2,529)	$114,520	$(1,721)	$16,151	$(808)
Other investments
Investments in LPs/LLCs carried at cost	$9,474	$(851)	$8,697	$(688)	$777	$(163)
As of March 31, 2013, there were 446 debt securities (15.4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 242 issuers. The single greatest unrealized loss position was approximately $0.4 million; the second greatest unrealized loss position was approximately $0.3 million. The securities were evaluated for impairment as of March 31, 2013.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

As of December 31, 2012, there were 142 debt securities (5.7% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 131 issuers. The single greatest unrealized loss position approximated $0.6 million; the second greatest unrealized loss position approximated $0.2 million. The securities were evaluated for impairment as of December 31, 2012.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2012 Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2013, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the March 31, 2013 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2013	2012
Fixed maturities	$30,854	$33,270
Equities	2,183	1,041
Short-term investments and Other invested assets	448	421
Business owned life insurance	436	457
Investment fees and expenses	(1,795)	(1,697)
Net investment income	$32,126	$33,492

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2013	2012
Total other-than-temporary impairment losses:
Residential mortgage-backed securities	$—	$(245)
Corporate debt	—	(830)
Other investments	—	(131)
Net impairment losses recognized in earnings	—	(1,206)
Gross realized gains, available-for-sale securities	3,114	3,887
Gross realized (losses), available-for-sale securities	(75)	(94)
Net realized gains (losses), trading securities	2,789	777
Change in unrealized holding gains (losses), trading securities	20,852	7,937
Decrease (increase) in the fair value of liabilities carried at fair value	—	(624)
Net realized investment gains (losses)	$26,680	$10,677
No impairment losses were recognized in the 2013 three-month period. Impairment losses recognized during the 2012 three-month period were as follows:

•
ProAssurance recognized impairment losses related to certain residential mortgage-backed securities during the 2012 three-month period because carrying values for those securities were greater than the future cash flows expected to be received from the securities.

•	ProAssurance recognized impairments related to corporate debt securities during the 2012 three-month period because the credit standing of the issuers had deteriorated.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

•
ProAssurance recognized impairments during the 2012 three-month period related to an interest in an LLC, accounted for using the cost method, that was classified as a part of Other Investments. In 2011, the LLC announced a plan to convert to a publicly traded investment fund, and OTTI was recognized in subsequent periods in order to carry the interest at the NAV reported by the fund. The conversion occurred in the second quarter of 2012.

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other Comprehensive Income.

	Three Months Ended March 31
(In thousands)	2013	2012
Balance beginning of period	$3,301	$5,870
Additional credit losses recognized during the period, related to securities for which:
OTTI has been previously recognized	—	67
Balance March 31	$3,301	$5,937
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2013	2012
Proceeds from sales (exclusive of maturities and paydowns)	$128.4	$206.1
Purchases	$100.8	$247.6
5. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period which is used to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments, and because, during the first three months of 2013, ProAssurance recognized a non-taxable gain related to an acquisition.
The IRS has concluded an examination of the 2009 and 2010 returns and has issued a Notice of Proposed Adjustment (NOPA) for these years which would increase our current tax liability by approximately $130 million. ProAssurance has begun the IRS appeals process and is unable to reliably predict the timing of the final resolution or the ultimate outcome. The contested issues affect only the timing of when certain expense items are deductible for tax purposes and resolution of the NOPA would have no effect on our recorded tax expense, exclusive of interest found to be due on past-due taxes, if any.
At March 31, 2013, ProAssurance had a receivable for federal income taxes of $29 million, which was carried as a part of Other Assets. ProAssurance had a payable for federal income taxes of $19 million at December 31, 2012, which was carried as a part of Other Liabilities.
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
Amortization of deferred policy acquisition costs was $13.4 million and $15.1 million for the three months ended March 31, 2013 and 2012, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

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
ProAssurance recognized favorable net loss development of $53.1 million related to previously established reserves for the three months ended March 31, 2013. The favorable net loss development reflects reductions in the Company's estimates of claims severity, principally for the 2005 through 2010 accident years.
For the three months ended March 31, 2012, ProAssurance recognized favorable net loss development of $47.5 million to reflect reductions in estimated claim severity principally for accident years 2004 through 2009.
8. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company’s ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company’s loss reserving process, which is described in detail under “Accounting Policies – Losses and Loss Adjustment Expenses” in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's 2012 Form 10-K.
ProAssurance has commitments primarily related to non-public investment entities totaling approximately $168.0 million, expected to be paid as follows: $78.3 million in 2013, $68.5 million in 2014 and 2015 combined, and $21.2 million in 2016 and 2017 combined.
9. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

	(In thousands)
	March 31, 2013	December 31, 2012
Revolving Credit Agreement, expires in 2016. Outstanding borrowings are not permitted to exceed $150 million. The interest rate on a borrowing is set at the time the borrowing is initiated or renewed. The outstanding borrowing at March 31, 2013 was fully secured, see Note 4, and carried an interest rate of 0.78%. The current borrowing can be repaid or renewed on June 25, 2013. If renewed, the interest rate will reset.	$125,000	$125,000
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
Additional Information
For additional information regarding ProAssurance's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2012 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

10. Shareholders’ Equity
At March 31, 2013 and December 31, 2012, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.25 per common share for the first quarter of 2013, totaling $15.4 million, that were paid in April 2013. ProAssurance declared cash dividends of $0.125 per common share for the first quarter of 2012 which totaled $7.7 million that were paid in April 2012. The liability for unpaid dividends was included in Other liabilities. No dividends were paid in first quarter 2013 because payment of the regular fourth quarter 2012 dividend was accelerated into December, 2012.
At March 31, 2013, prior Board authorizations of $135.1 million for the repurchase of common shares or the retirement of outstanding debt remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2013 and 2012.
Share-based compensation expense was $2.3 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively. Related tax benefits were $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.
ProAssurance awarded approximately 39,000 restricted share units and 146,000 (target) performance share units to employees in February 2013. The fair value of each unit awarded was estimated at $46.97, equal to the market value of a ProAssurance common share on the date of grant. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 75% to 125% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 32,000 and 120,000 common shares to employees in February 2013 related to restricted share units and performance share units granted in 2010, respectively. Shares issued for performance share units were awarded at the maximum level (125%).
ProAssurance issued approximately 41,000 and 19,000 common shares to employees in February 2013 and 2012, respectively, as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income
For all periods presented, other comprehensive income was comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities recognized in current period net income (net of tax). At March 31, 2013 and December 31, 2012, accumulated other comprehensive income was comprised entirely of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses, net of tax.
Amounts reclassified from accumulated other comprehensive income to net income during the three months ended March 31, 2013 and 2012 included the following:

	Three Months Ended March 31
(In thousands)	2013	2012
Reclassifications from accumulated other comprehensive income to net income:
Realized investment gains (losses), available-for-sale securities	$3,039	$2,718
Non-credit impairment losses reclassified to earnings, available for sale securities	—	—
Total amounts reclassified, before tax effect	3,039	2,718
Tax effect (at 35%)	(1,064)	(951)
Net reclassification adjustments	$1,975	$1,767

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests include 1) interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns and 2) a limited liability interest in a development stage business operation. ProAssurance VIE interests carried as a part of Other Investments totaled $28.2 million at March 31, 2013 and $25.1 million at December 31, 2012. ProAssurance VIE interests carried as a part of Investment in Unconsolidated Subsidiaries totaled $34.4 million at March 31, 2013 and $33.7 million at December 31, 2012.
ProAssurance has not consolidated these VIE's because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At March 31, 2013, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
12. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance and restricted share units have vested.
Stock options are not dilutive when the option exercise price exceeds the average price of a common share during the period or when the result from assuming an option is exercised is a net decrease to outstanding shares. All outstanding options were dilutive for the three-month periods ended March 31, 2013 and 2012.

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
The estimation of professional and products liability losses is inherently difficult and is the subject of significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim, including whether or not the claim is an individual or a mass tort claim, and the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for claims involving bodily harm, the trend of healthcare costs. Products and professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
Our reserves are established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries, supplemented to the extent necessary by relevant industry loss and exposure data.

Acquired Reserves
The acquisition of Medmarc increased our loss reserves by $201.1 million which represented the fair value of Medmarc's loss reserves at the time of the acquisition. The estimated fair value was calculated as the present value of the expected underlying net cash flows, including a 5% profit margin and a 5% risk premium. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Medmarc reserves performed as of December 31, 2012. Actuarial methods used to evaluate Medmarc reserves included the Bornhuetter-Ferguson (Paid and Reported) Method and the Development Method (Paid and Reported) described in Item 2 of ProAssurance 2012 Form 10K. The Adjusted Reported, Adjusted Paid, and the Expected Loss Methods, described below, were also used to evaluate Medmarc's reserves. We supplemented relevant industry data where sufficient Medmarc historical data was not available. Approximately 85% of the reserves assumed in the Medmarc acquisition are products liability reserves and 15% are professional liability reserves.
The Adjusted Reported and the Adjusted Paid Methods are based on the premise that the relative change in a given accident year's adjusted reported loss estimates (Adjusted Reported Method) or adjusted paid losses (Adjusted Paid Method) from one evaluation point to the next is similar to changes observed for earlier accident years at the same evaluation points. In the Adjusted Reported Method reported loss estimates are adjusted to reflect a common case reserve adequacy basis. In the Adjusted Paid Method, the historical paid loss experience is adjusted to a common claim settlement rate basis.
The Expected Loss Method estimates ultimate loss amounts based on an expected ratio of losses per exposure, with the exposure measure often being premium. The expected ratio is then applied to the exposure measure to project ultimate losses for each accident year under evaluation.
Initial Reserve Estimates-Current Accident Year
Considerable judgment is required in both the pricing of our business and in establishing our initial reserves for any current accident year period. The targeted loss ratio in our pricing varies to some extent by jurisdiction, type of coverage and policy limits. For our largest line of business, physician professional liability, we are on average targeting a 75% loss ratio. Due to the lack of available open or closed claims data for the current accident year period, we heavily rely on the loss assumptions used in pricing our business in making our initial estimate of physician professional losses for the current accident year period. For our physician business, we presently and have historically utilized loss ratios that are approximately 8 to 10 percentage points above the ratios we have targeted in our pricing for the current accident year. We believe this appropriately considers inherent risks associated with our physician professional rate development process and the historic volatility of MPL losses and produces a reasonable best estimate of the reserves required to cover actual ultimate losses. We follow the same practice in establishing initial loss reserves for our other professional liability lines. In the current environment this equates to an overall average initial loss ratio of approximately 85% for our professional liability business.
Severity is defined as the average cost of resolving claims and the severity trend is the increase, or decrease, in severity from period to period. Although we remain uncertain regarding the ultimate severity trend to project into the future for our medical professional liability (MPL) business, as discussed in following paragraphs, we have given consideration to observed lower loss costs for this business and reduced rates in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest MPL line) by approximately 17% from the beginning of 2006 to March 31, 2013.

Consideration of Severity
The severity trend assumption is a key assumption for both pricing models and the actuarial estimation of reserves. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models. For our MPL business, which comprises 90% of our first quarter 2013 gross earned premium, our current pricing models assume a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of MPL claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long-tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing model. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
For the 2004 to 2009 accident years both our internal and consulting actuaries have observed an unprecedented reduction in the frequency of MPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor, which has complicated the selection of an appropriate severity trend for our pricing models for this business. It has also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserves. We believe that much of the reduction in claim frequency is the result of a decline in the filing of frivolous lawsuits that have historically been dismissed or otherwise result in no payment of indemnity on the part of our insureds. With fewer frivolous claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims. Based on a weighted average of payments, only 85% of our MPL claims are resolved after eight years for a given accident year. Due to this long tail, it can take several years before we are able to determine what impact, if any, has resulted from the decline in frequency and whether there is a related increase in severity.
Development of Prior Accident Year Reserves
We re-evaluate our previously established reserves each period based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies for estimating reserves give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The development recognized in the first three months of both 2013 and 2012 was primarily attributable to the favorable resolution of MPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity associated with the remaining MPL claims will be lower than we had previously estimated. The Critical Accounting Estimates discussion in our 2012 Form 10K and our discussion of acquired reserves, above, include additional information regarding the methodologies used to evaluate our reserves.
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes have been to reduce our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
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
We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the placement of our reinsurance program and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2013, all ceded contracts were accounted for as risk transferring contracts.
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
Under the terms of certain of our reinsurance agreements, the amount of premium that we cede to our reinsurers is based in part on the losses we recover under the agreements. Therefore we make an estimate of premiums ceded under these reinsurance agreements subject to certain maximums and minimums. Any adjustments to our estimates of losses recoverable under our reinsurance agreements or the premiums owed under our agreements are reflected in then-current operations. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of March 31, 2013; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2013 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			March 31, 2013
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	9%	84%	2%	95%
Other valuations				5%
Total Investments				100%
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
We also classify as Level 3 our investment interests that are carried at fair value based on a fund-provided net asset value (NAV) for our interest. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At March 31, 2013 interests valued using a fund-provided NAV totaled $47.5 million, or 1% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2013 these investments had a carrying value of approximately $236.6 million, which represented 5% of total investments, as shown in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LP/LLCs, at cost	$28.2	Cost
Federal Home Loan Bank (FHLB) capital stock	3.4	Cost
Other	1.5	Amortized cost
Total other investments	33.1

Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	150.6	Equity

Business owned life insurance	52.9	Cash surrender value

Total investments - Other valuation methodologies	$236.6
Investment Impairments
We evaluate our investments on at least a quarterly basis for declines in fair value that represent other than temporary impairment (OTTI). We consider an impairment to be an OTTI if we intend to sell the security or if we believe we will be required to sell the security before we fully recover the amortized cost basis of the security. Otherwise, we consider various factors in our evaluation, as discussed below.
For debt securities, we consider whether we expect to fully recover the amortized cost basis of the security, based upon consideration of some or all of the following:

•	third party research and credit rating reports;

•	the current credit standing of the issuer, including credit rating downgrades;

•	the extent to which the decline in fair value is attributable to credit risk specifically associated with the security or its issuer;

•
our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding a security, which can cause us to believe the security is more or less likely to recover its value than other securities with a similar structure;

•
for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan;

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date; and

•	our intent to sell and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis.
In assessing whether we expect to recover the cost basis of debt securities, particularly asset-backed securities, we must make a number of assumptions regarding the cash flows that we expect to receive from the security in future periods. These judgments are subjective in nature and may subsequently be proved to be inaccurate.
We evaluate our cost method interests in LPs/LLCs for OTTI by considering whether there has been a decline in fair value below the recorded value, which involves assumptions and estimates. We receive a report from each of the LPs/LLCs at least quarterly which provides us a NAV for our interest. The NAV is based on the fair values of securities held by the LP/LLC as determined by the LP/LLC manager. We consider the most recent NAV provided, the performance of the LP/LLC relative to the market, the stated objectives of the LP/LLC, the cash flows expected from the LP/LLC and audited financial statements of the entity, if available, in considering whether an OTTI exists.

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
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, and unrealized investment gains (losses). Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At March 31, 2013, our liability for unrecognized tax benefits approximated $4.8 million, and related accrued interest approximated $1.3 million.
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
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition. During the first quarter of 2013 goodwill was reduced by $1.9 million related to the re-determination of the fair value of assets and liabilities associated with an acquisition completed in 2012, and no additional goodwill was recognized related to acquisitions completed in 2013.
Accounting Changes
We are not aware of any accounting changes not yet adopted as of March 31, 2013 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At March 31, 2013, we held cash and liquid investments of approximately $320.4 million outside our insurance subsidiaries that were available for use without regulatory approval, $197.3 million of which was pledged as collateral for advances under our credit facility. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $311 million over the course of 2013 without the prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. Our insurance subsidiaries paid no dividends during the first three months of 2013.
Operating Activities and Related Cash Flows
The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while claim payments for those policies are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities used cash flows of approximately $13.1 million and provided cash flows of approximately $28.1 million for the three months ended March 31, 2013 and 2012, respectively.
Operating cash flows for the three months ended March 31, 2013 and 2012 compare as follows:

(In millions)	Operating Cash Flow
Cash provided (used) by operating activities for the three months ended March 31, 2012	$28
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(20)
Increase in payments to reinsurers (2)	(7)
Decrease in losses paid, net of reinsurance recoveries (3)	18
Decrease in deposit contracts (4)	(7)
Increase in cash paid for other expenses (5)	(3)
Increase in Federal and state income tax payments (6)	(14)
Net cash flow provided (used) by acquisitions (7)	(9)
Other amounts not individually significant, net	1
Cash provided (used) by operating activities for the three months ended March 31, 2013	$(13)

(1)	The reduction in premium receipts reflected lower premium volume written during the preceding twelve months.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The decrease in loss payments for the first three months of 2013 primarily reflected a smaller number of claims resolved with large indemnity payments. Loss payments were not isolated to any one state or to any specific risk groups. We have not seen evidence in our loss data that suggests the decrease in loss payments for the three-month period represents a change in loss trends and as such have not changed our loss assumptions for the current period.

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. As required by GAAP, receipts and disbursements for these contracts are not considered as receipts of premium or payments of losses, but rather are considered as deposits received or returned. These contracts do not constitute a significant business activity for us.

(5)	The increase in cash paid for other expenses was principally attributable to timing differences related to the settlement of certain operating liabilities and various operating expense payments.

(6)
The net increase in tax payments during 2013 primarily reflects a $20.6 million protective tax payment made related to a dispute with the Internal Revenue Service (IRS), partially offset by a $6.5 million decrease in the final tax payments for the prior fiscal year. The protective tax payment is discussed in further detail in this section under the heading "Taxes."

(7)
The net cash payments made by our acquired entities during 2013 primarily reflect tax payments made for the prior fiscal year, payments made for acquisition related expenses, and a concentration of operating expenses normally paid in the first quarter.

Operating cash flows for the three months ended March 31, 2012 and 2011 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities three months ended March 31, 2011	$25
Increase (decrease) in operating cash flows for the three months ended March 31, 2012:
Increase in premium receipts (1)	5
Decrease in payments to reinsurers (2)	11
Increase in losses paid, net of reinsurance recoveries (3)	(11)
Increase in Federal and state income tax payments (4)	(6)
Other amounts not individually significant, net	4
Cash provided by operating activities three months ended March 31, 2012	$28

(1)	The increase in premium receipts was primarily attributable to increased premium volume during the first three months of 2012.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The increase in paid losses for the first three months of 2012 reflected an increase in claims closed during 2012.

(4)	The net increase in tax payments primarily reflected the following:

•	Estimated tax payments in 2012 were higher as compared to 2011 by $4.8 million.

•	Federal tax refunds received in 2011 of $7.1 million

•
Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of federal tax return audits conducted by the IRS. The payments reduced tax liabilities recognized in prior fiscal years and did not increase or decrease 2011 tax expense.

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
Taxes
In December 2012 we received a Notice of Proposed Adjustment (NOPA) from the IRS which disallows a substantial portion of the loss and loss adjustment expense deductions taken for the 2009 and 2010 fiscal years and would thereby increase our current tax liability by approximately $130 million. We believe that our loss and loss adjustment expense deduction was computed in a manner consistent with tax law, our past practices, and the practices of other liability insurers, and we have begun the IRS appeals process. The proposed adjustment represents a temporary timing difference and impacts the timing of deductions, rather than their allowance, and would shift tax from deferred to current tax expense but would not increase total tax expense. Additional tax payments that might be made as a result of the NOPA would come out of our cash and investments and could impact future investment earnings, but, except for interest on past-due taxes, if any, will not change recorded tax expense. We have considered this matter in establishing our liability for uncertain tax matters. We do not know when a final resolution will be reached with the IRS, or the extent, if any, to which we might be required to accelerate our tax payments or the amount of interest, if any, we might be required to pay. In January 2013 we made a $20.6 million protective tax payment to the IRS in order to reduce interest assessments should the IRS position be fully or partially sustained.
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

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of March 31, 2013:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$231,004	$14,373	$(301)	AA+	(2)	5%
U.S. Government-sponsored enterprise	59,553	4,517	(18)	AA+	(2)	1%
Total government	290,557	18,890	(319)	AA+	(2)	7%
State and Municipal Bonds
Pre-refunded	188,944	10,637	—	AA		4%
General obligation	349,502	24,288	(203)	AA+		8%
Special revenue	754,082	45,696	(698)	AA		17%
Total state and municipal bonds	1,292,528	80,621	(901)	AA		30%
Corporate Debt
Financial institutions	449,930	24,724	(183)	A		10%
Communications	117,979	5,725	(140)	BBB		3%
Utilities/Energy	295,761	21,024	(348)	BBB+		7%
Industrial	678,789	42,848	(1,174)	BBB+		16%
Other	11,243	343	(4)	A		<1%
Total corporate debt	1,553,702	94,664	(1,849)	A-		36%
Securities backed by:
Agency mortgages	282,241	14,363	(600)	AA+	(2)	7%
Non-agency mortgages	6,271	201	(1)	A		<1%
Subprime home equity loans	7,174	95	(402)	BBB+		<1%
Alt -A mortgages	6,835	400	(442)	CCC+		<1%
Agency commercial mortgages	47,436	1,749	(13)	AA+	(2)	1%
Other commercial mortgages	74,369	4,343	(21)	AAA		2%
Credit card loans	17,273	513	(10)	AAA		<1%
Automobile loans	36,142	242	(4)	AAA		1%
Other asset loans	12,552	226	(7)	AA		<1%
Total asset-backed securities	490,293	22,132	(1,500)	AA+		11%
Total fixed maturities	3,627,080	216,307	(4,569)	A+		84%
Equities
Financial	80,312	—	—			2%
Utilities/Energy	39,315	—	—			1%
Consumer oriented	64,467	—	—			1%
Technology	14,611	—	—			<1%
Industrial	39,558	—	—			1%
All Other	19,482	—	—			<1%
Total equities	257,745	—	—			6%
Short-Term	149,384	—	—			3%
Business-owned life insurance (BOLI)	52,850	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	150,649	—	—			3%
Investment in LPs, carried at NAV	47,540	—	—			1%
Total investment in unconsolidated subsidiaries	198,189	—	—			5%
Other Investments
FHLB capital stock	3,449	—	—			<1%
Investments in LP/LLCs, carried at cost	28,173	—	—			1%
Other	1,482	—	—			<1%
Total other investments	33,104	—	—			1%
Total Investments	$4,318,352	$216,307	$(4,569)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of March 31, 2013 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $70 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. In December 2012 we elected to partially fund our acquisition of Medmarc by borrowing $125 million from our existing credit facility on a fully secured basis as this allowed us to continue to hold rather than liquidate certain higher yielding securities. At March 31, 2013, $25 million of the credit facility remains available for use. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2013 was 3.9 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities and cash was 3.7 years.
The carrying value of our equities portfolio increased $55.1 million during the three months ended March 31, 2013. The increase is primarily attributable to the equity portfolio obtained from the acquisition of Medmarc and market appreciation.
The carrying value of our tax credit partnerships was approximately $150.6 million at March 31, 2013 and $87.3 million at December 31, 2012. The carrying value reflected our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. These investments are comprised of separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. We fund these investments based on funding schedules maintained by the partnerships. We funded approximately $30.2 million during the three months ended March 31, 2013, and $12.2 million during the three months ended March 31, 2012. Approximately $55.8 million and $20.5 million of our total commitments to the tax credit partnerships had not yet been funded as of March 31, 2013 and December 31, 2012, respectively.
During the three months ended March 31, 2013, we increased our investments in investment fund LPs/LLCs by approximately $15.0 million. As of March 31, 2013, we had unfunded commitments to investment fund LPs/LLCs of $112.2 million. The remaining commitments will be paid over a period of approximately 5 years as requested by the fund managers.
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
Our debt securities at March 31, 2013 included $197.9 million (5% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European.
Our investments outside of Europe, and particularly our financial sector investments, could also be negatively affected by a significant European economic crisis. At March 31, 2013 we held non-European financial sector debt securities of approximately $375.3 million.
Our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. As of December 31, 2012, two of our largest reinsurers were domiciled in Europe; our net receivables with these reinsurers totaled approximately $53 million. Net amounts due from reinsurers approximated $233.2 million at March 31, 2013.
We do not currently write insurance policies in Europe and do not have any notes or accounts receivable from European issuers, exclusive of our reinsurance receivables.

Acquisitions
We acquired a Nevada reciprocal exchange (IND) on November 30, 2012 through a conversion from a reciprocal to a stock insurance company. IND, which had net earned premium for the 2012 calendar year of approximately $9.4 million, primarily provides medical professional liability insurance to physicians. We acquired Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company, and its subsidiaries (Medmarc) effective January 1, 2013 through a sponsored demutualization, as discussed in more detail in Note 2 of the Notes to Condensed Consolidated Financial Statements. Medmarc is an underwriter of products liability insurance for medical technology and life sciences companies and also underwrites a book of legal professional liability insurance. Medmarc had net earned premium for the 2012 calendar year of $30.0 million, of which $20.9 million related to medical and life sciences corporate liability coverages, and $9.1 million related to legal professional liability coverages. A gain was recognized on the acquisition of Medmarc of $35.5 million as the estimated fair value of net assets acquired exceeded the purchase consideration given. Note 2 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding acquisitions.
Financing Activities and Related Cash Flows
Treasury Shares
We did not repurchase any common shares during the three months ended March 31, 2013 or 2012. At March 31, 2013, approximately $135.1 million of Board authorizations for the repayment of debt or repurchase of common shares remained available for use.
Shareholder Dividends
The Board of Directors of ProAssurance declared regular quarterly cash dividends totaling $15.4 million and $7.7 million during the first quarters of 2013 and 2012, respectively. The dividends were paid in April 2013 and 2012, respectively. No dividends were paid during the first quarter of 2013, because we accelerated the payment of dividends declared during the fourth quarter of 2012 that would normally have been paid in January 2013. Dividends of $7.6 million declared in the fourth quarter of 2011 were paid during the first quarter of 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. The liability for unpaid dividends is included in Other Liabilities.
Debt
We have a revolving credit agreement that allows us to borrow up to $150 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The agreement expires April 15, 2016. At March 31, 2013 and December 31, 2012 we had borrowed $125 million under the agreement, on a fully secured basis. The borrowing at March 31, 2013 is repayable in June 2013, but repayment can be deferred until expiration of the credit agreement.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.
ProAssurance is currently in compliance with all covenants associated with the revolving credit agreement. Additional information regarding our debt is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Overview of Results–Three Months Ended March 31, 2013 and 2012
Net income and Operating income (a non-GAAP financial measure, see reconciliation on the following page) are presented in the table below. The $57 million improvement in net income in 2013 as compared to 2012 is primarily attributable to a $35.5 million gain on an acquisition and a $16.0 million increase in net realized investment gains.

	Three Months Ended March 31
(In millions, except per share data)	2013	2012
Net income	$112.9	$55.6
Operating income	$60.0	$48.2
Net income per diluted share	$1.82	$0.90
Operating income per diluted share	$0.97	$0.78
Results for the three months ended March 31, 2013 and 2012 compare as follows:
Revenues
Net premiums earned decreased during the 2013 three-month period by approximately $2.1 million or 1.5%. Our acquisitions of Medmarc and IND contributed an additional $10.2 million of net premiums earned during the 2013 three-month period. In addition, the favorable emergence of losses ceded to our reinsurers resulted in a $4.8 million reduction to ceded premium under the variable component of our reinsurance arrangements. These positive factors were offset by a competitive marketplace and a $6.9 million reduction in tail premium.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) increased $0.5 million or 1.5% for the 2013 three-month period. Net investment income decreased during the 2013 three-month period primarily due to lower yields on our fixed income portfolio, while earnings from unconsolidated subsidiaries increased due to stronger earnings from investment LPs.
Net realized investment gains in the 2013 three-month period were approximately $16.0 million higher than in 2012. The change was principally attributable to an increase in our average equity trading portfolio investment and improved stock market yields.
Expenses
Current accident year net losses decreased by $7.0 million or 5.9% in the 2013 three-month period. The decline was principally attributable to lower risk exposures and changes to our mix of risks. Favorable development of prior accident year reserves reduced calendar year net losses by $53.1 million and $47.5 million for the 2013 and 2012 three-month periods, respectively.
Underwriting, policy acquisition and operating expenses increased by $2.9 million or 8.4% in the 2013 three-month period, which primarily reflected the inclusion of the operating costs of newly acquired entities, Medmarc and IND, a portion of which were non-recurring. Additionally, the amortization of deferred policy acquisition costs decreased in 2013, partially offsetting the expense increases associated with the new entities.
Ratios
Our current accident year net loss ratio decreased 3.8 percentage points in the 2013 three-month period, primarily reflecting a favorable effect from changes to our estimate of ceded premium and a reduced number of tail risks insured. Our calendar year net loss ratio was 42.8% for the 2013 three-month period as compared to 51.4% for the 2012 three-month period, with the decrease reflecting the improved current accident year net loss ratio and the emergence of a higher amount of favorable development in 2013.
Our underwriting expense ratio increased 2.5 percentage points in the 2013 three-month period, principally reflecting the effect of lower net premiums earned in 2013 and the effect of larger non-recurring expenses in 2013 as compared to 2012.
Our operating ratio (calculated as our combined ratio, less our investment income ratio) decreased by 5.4 percentage points in the 2013 three-month period, reflecting an improved net loss ratio, partially offset by a higher expense ratio and a lower investment ratio in 2013.
Return on equity was 13.4% in the 2013 three-month period and 10.2% in the 2012 three-month period. The calculation of return on equity for the 2013 three-month period excluded the effect of the $35.5 million gain on acquisition.

Book Value per Share
Our book value per share at March 31, 2013 as compared to December 31, 2012 is shown in the following table. Due to the size of our Shareholders’ Equity (approximately $2.4 billion at March 31, 2013), the growth rate of our book value per share may slow. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2012	$36.85
Increase (decrease) to book value per share during the three months ended March 31, 2013 attributable to:
Dividends declared	(0.25)
Net income	1.83
Decline in accumulated other comprehensive income	(0.13)
Other	(0.11)
Book Value Per Share at March 31, 2013	$38.19
Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate the performance of insurance entities. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments, a gain recognized as the result of an acquisition and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended March 31
(In thousands, except per share data)	2013	2012
Net income	$112,850	$55,645
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(26,680)	(10,677)
Guaranty fund assessments (recoupments)	(1)	(23)
Gain on Acquisition	(35,492)	—
Effect of confidential settlements, net	—	(714)
Pre-tax effect of exclusions	(62,173)	(11,414)

Tax effect, at 35%, exclusive of non-taxable gain on acquisition	9,338	3,995

Operating income	$60,015	$48,226
Per diluted common share:
Net income	$1.82	$0.90
Effect of exclusions	(0.85)	(0.12)
Operating income per diluted common share	$0.97	$0.78

Results of Operations–Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2013	2012	Change
Revenues:
Net premiums earned	$134,578	$136,659	$(2,081)
Net investment income	32,126	33,492	(1,366)
Equity in earnings (loss) of unconsolidated subsidiaries	(223)	(2,066)	1,843
Net investment result	31,903	31,426	477
Net realized investment gains (losses)	26,680	10,677	16,003
Other income	1,813	1,809	4
Total revenues	194,974	180,571	14,403

Expenses:
Losses and loss adjustment expenses	60,887	78,305	(17,418)
Reinsurance recoveries	(3,261)	(8,106)	4,845
Net losses and loss adjustment expenses	57,626	70,199	(12,573)
Underwriting, policy acquisition and operating expenses	37,285	34,398	2,887
Interest expense	371	825	(454)
Total expenses	95,282	105,422	(10,140)

Gain on acquisition	35,492	—	35,492

Income before income taxes	135,184	75,149	60,035

Income taxes	22,334	19,504	2,830

Net income	$112,850	$55,645	$57,205

Earnings per share:
Basic	$1.83	$0.91	$0.92
Diluted	$1.82	$0.90	$0.92

Net loss ratio	42.8%	51.4%	(8.6)
Underwriting expense ratio	27.7%	25.2%	2.5
Combined ratio	70.5%	76.6%	(6.1)
Operating ratio	46.6%	52.0%	(5.4)
Tax ratio	16.5%	26.0%	(9.5)
Return on equity*	13.4%	10.2%	3.2
* Annualized. Gain on acquisition is excluded from this calculation.
In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums Written
Changes in our premium volume are driven by four primary factors: (1) our retention of existing business, (2) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, (3) the timing of premium written through multi-period policies, and (4) the amount of new business we generate, including the business generated as a result of acquisitions. The professional liability market remains competitive with some competitors choosing to compete primarily on price.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2013	2012	Change
Gross premiums written	$163,210	$170,448	$(7,238)	(4.2%)
Ceded premiums written	(13,157)	(12,450)	(707)	5.7%
Net premiums written	$150,053	$157,998	$(7,945)	(5.0%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
(In thousands)	2013	2012	Change
Gross premiums written:
Professional liability
Physicians, twelve month term	$116,915	$125,973	$(9,058)	(7.2%)
Physicians, twenty-four month term	6,433	6,050	383	6.3%
Total Physicians	123,348	132,023	(8,675)	(6.6%)
Other healthcare providers	11,483	12,007	(524)	(4.4%)
Facilities, including hospitals	7,585	7,076	509	7.2%
Legal professionals	8,072	5,699	2,373	41.6%
Tail coverages, all policy types	6,319	13,197	(6,878)	(52.1%)
Total professional liability	156,807	170,002	(13,195)	(7.8%)
Medical and life science products liability	5,885	—	5,885	nm
Other	518	446	72	16.1%
Total	$163,210	$170,448	$(7,238)	(4.2%)
Our gross written premium in the above table for the three months ended March 31, 2013 includes premium contributed by entities acquired subsequent to March 31, 2012 as follows:

Three Months Ended March 31
(In thousands)	2013
Gross premiums written:
Professional liability
Physicians, twelve month term	$3,476
Legal professionals	2,737
Total professional liability	6,213
Medical and life science products liability	5,885
Total	$12,098

Physician policies were our greatest source of premium revenues in both 2013 and in 2012. Exclusive of the $3.5 million increase attributable to acquisitions, gross written premiums for physician policies with a twelve month term decreased by approximately $12.5 million as compared to the first quarter of 2012, reflecting the impact of an 87% retention rate and largely flat pricing on renewal business, partially offset by approximately $5 million of new physician business.
We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written; comparison of gross written premium between successive years reflects volume differences that have no effect on earned premium.
Our retention rate for our standard physician business was approximately 87% and 92% for the three months ended March 31, 2013 and 2012, respectively. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death. The decline in 2013 as compared to 2012 was primarily attributable to business lost to competitors, principally over pricing that did not meet our profit objectives.
The pricing of our renewed physician business averaged 1% lower than the expiring premiums during 2013. The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The 2013 decline in premium volume for these coverages was primarily attributable to the discontinuation of a program that offered coverage to optometrists.
Our facilities premium which includes hospitals, surgery centers and other facilities remained relatively flat in 2013.
The increase in legal professionals premium for 2013 is principally attributable to our acquisition of Medmarc. Our legal professionals premiums are sold throughout the United States, principally through agent and brokerage arrangements.
We offer extended reporting endorsement or “tail” coverage to insureds that are discontinuing their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. The decrease in tail premium in 2013 was principally due to a large single custom policy issued in 2012 for which there was no counterpart in 2013.
All medical and life science products liability premium is attributable to our acquisition of Medmarc. Our medical and life science products liability (products liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products.
Ceded Premiums Written
Ceded premiums written compared as follows:

	Three Months Ended March 31
($ in thousands)	2013	2012	Change
Ceded premiums written, exclusive of separately listed items below (1)	$10,320	$12,076	$(1,756)	(14.5%)
Ascension Health Certitude program (2)	2,817	374	2,443	>100%
Fully reinsured clinic program begun in 2013 (3)	2,404	—	2,404	nm
Premiums ceded associated with acquired entities (4)	2,446	—	2,446	nm
Reduction in premiums owed under reinsurance agreements, prior accident years (5)	(4,830)	—	(4,830)	nm
Total ceded premiums written	$13,157	$12,450	$707	5.7%
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. In general we retain the first $1 million in risk insured by us and cede any coverages in excess of this amount. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.

Ceded premiums for the three months ended March 31, 2013 and 2012 compare as follows:

(1)
As discussed previously the premium that we cede under our reinsurance arrangements is determined, in part, by the losses ceded under these arrangements. In the first quarter of 2013 we are projecting (estimating) fewer losses ceded under our reinsurance arrangements and thus lower ceded premiums.

(2)
We share the risk of loss for policies written or renewed under the Ascension Health (Ascension) Certitude program with an Ascension affiliate under a quota share agreement. Growth in the program increased ceded premium in 2013 as compared to 2012.

(3)
During 2013, we began a program with a large clinic to provide coverage for the clinic and its related physicians through policies that are fully reinsured outside of our primary reinsurance agreements. This program does not produce any net written premium but generates ceding commissions over the term of the policies, which reduces our expenses.

(4)	The business written by Medmarc and IND is currently reinsured under separate reinsurance arrangements that existed at the time of those acquisitions.

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance agreement are known. As a part of the process of estimating our loss reserves we also make estimates regarding the amounts recoverable under our reinsurance agreements. As previously discussed, the amounts ultimately owed under our reinsurance agreements are subject to the losses ceded under the agreements. In the current period we have decreased the expected losses and associated recoveries for prior year ceded losses, and this has in turn resulted in a decrease to our estimate of premiums ceded under these treaties. Decreases to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
The principal components of the change in our ceded premiums ratio (ceded premiums written as a percentage of gross premiums written) are shown in the following table:

	Three Months Ended March 31
	2013	2012	Change
Ceded premiums ratio, excluding other listed factors	7.2%	7.1%	0.1
Effect on ceded premiums ratio from:
Ascension Certitude program	1.6%	0.2%	1.4
Clinic fully reinsured outside primary reinsurance agreements	1.4%	—%	1.4
Premiums ceded associated with acquired entities	1.0%	—%	1.0
Reduction in premiums owed under reinsurance agreements, prior accident years	(3.1%)	—%	(3.1)
Ceded premiums ratio, as reported	8.1%	7.3%	0.8

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2013	2012	Change
Premiums earned	$143,532	$147,602	$(4,070)	(2.8%)
Premiums ceded	(8,954)	(10,943)	1,989	(18.2%)
Net premiums earned	$134,578	$136,659	$(2,081)	(1.5%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a twenty-four month term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements are fully earned in the period of change.
Gross premiums earned were lower in 2013 as compared to 2012 reflecting the pro-rata effect of lower physician premiums written during the preceding twelve months, including a $6.9 million decline in tail premium for the 2013 three-month period, offset by additional earned premium of $13.2 million contributed by Medmarc and IND. Our 2013 gross earned premium includes approximately $11.2 million of earned premium associated with Medmarc and IND policies written prior to our acquisition of these operations. We expect Medmarc and IND policies written pre-acquisition to contribute gross earned premium of approximately $8.8 million, $4.0 million and $1.2 million in the second, third and fourth quarters of 2013, respectively.
The decline in premiums ceded during 2013 reflected the previously discussed $4.8 million reduction related to prior accident years, partially offset by increases attributable to our Ascension business and the acquisitions of Medmarc and IND.

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
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2013	2012	Change
Fixed maturities	$30,854	$33,270	$(2,416)	(7.3%)
Equities	2,183	1,041	1,142	>100%
Short-term investments and other invested assets	448	421	27	6.4%
Business owned life insurance	436	457	(21)	(4.6%)
Investment fees and expenses	(1,795)	(1,697)	(98)	5.8%
Net investment income	$32,126	$33,492	$(1,366)	(4.1%)
Fixed Maturities
Our average investment in fixed maturities was flat for the three months ended March 31, 2013 as compared to the same period in 2012. In 2012 we repaid debt, paid a special dividend, and increased our allocations to other asset classes, all of which reduced the funds available for investment in our fixed portfolio. Yields for our fixed maturity portfolio were generally lower in 2013. In order to maintain the quality and duration of our portfolio, we must reinvest maturities, paydowns and proceeds from sales in our fixed income portfolio at yields that are lower than the average yield on our portfolio. The result is that while the size of our fixed income portfolio remains largely the same, it is, in the aggregate, generating lower income. Additionally, the yields on fixed maturity securities acquired in the Medmarc and IND transactions, after adjustment as required by GAAP purchase accounting rules, approximated market yields on the acquisition dates which lowered our 2013 average consolidated tax equivalent yield by approximately 21 basis points. Yields for 2013 also reflected lower income from Treasury Inflation-Protected Securities of $0.5 million. Average yields for our fixed maturity securities during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31
	2013	2012
Average income yield	3.6%	3.8%
Average tax equivalent income yield	4.2%	4.4%
Equities
Income from our equity portfolio increased in the 2013 three-month period as compared to the 2012 three-month period primarily reflecting an increase in average investment balances of approximately 104% in 2013. Given the challenge in finding compelling returns in the fixed income portfolio and the sensitivity of the value of the fixed income portfolio to rising interest rates, we have increased our allocation to dividend yielding equities and other non-fixed income investments.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended March 31
(In thousands)	2013	2012	Change
Investment LPs	$1,848	$590	$1,258
Business LLC interest	—	(546)	546
Tax credit partnerships	(2,071)	(2,110)	39
Equity in earnings (loss) of unconsolidated subsidiaries	$(223)	$(2,066)	$1,843
We hold interests in certain LPs that generate earnings from trading portfolios and secured debt. The performance of the LPs is affected by the volatility of equity and credit markets.
Our business LLC interest is a non-controlling interest in an entity that began active business in 2011. We recognize quarterly our allocable portion of the operating results reported by the LLC. During 2012, operating losses reduced the carrying amount of our interest to zero and we no longer believe that the entity will be able to produce operating profits.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $4.5 million and $2.6 million during the three months ended March 31, 2013 and 2012, respectively, while we recognized $2.1 million of pre-tax amortization for both periods (approximately $1.3 million after tax) on these investments as noted in the table above.
Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (our tax-exempt investments). We impute a pro-forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax exempt investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense.

	Three Months Ended March 31
(In thousands)	2013	2012
Net investment income, as reported for GAAP	$32,126	$33,492
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	4,922	4,684
BOLI	235	246
Dividends received	243	267
Pro forma tax-equivalent net investment income	37,526	38,689

Equity in earnings (loss) of unconsolidated subsidiaries, as reported for GAAP	(223)	(2,066)
Taxable equivalent adjustment, calculated using the 35% federal statutory tax rate:
Tax credit partnerships	6,874	4,043
Pro forma tax-equivalent equity in earnings (loss) of unconsolidated subsidiaries	6,651	1,977
Pro forma tax-equivalent investment results	$44,177	$40,666

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2013	2012
Other-than-temporary impairment losses, total:
Residential mortgage-backed securities	$—	$(245)
Corporate debt	—	(830)
Other investments	—	(131)
Net impairment losses recognized in earnings	—	(1,206)
Gross realized gains, available-for-sale securities	3,114	3,887
Gross realized (losses), available-for-sale securities	(75)	(94)
Net realized gains (losses), trading securities	2,789	777
Change in unrealized holding gains (losses), trading securities	20,852	7,937
Decrease (increase) in the fair value of liabilities carried at fair value	—	(624)
Net realized investment gains (losses)	$26,680	$10,677
No impairments were recognized in the three months ended March 31, 2013. All impairments of debt securities recognized during 2012 were credit-related.
The impairment recognized as part of Other investments during the three months ended March 31, 2012 related to an interest in an LLC which we accounted for using the cost method. The LLC announced in 2011 that it planned to convert to a publicly traded investment fund and we impaired the investment to the NAV reported by the fund during the first quarter of 2012. The conversion occurred during the second quarter of 2012.
We substantially increased the size of our equity trading portfolio during the first quarter of 2013 and last three quarters of 2012. Unrealized trading portfolio gains in 2013 reflect both higher average balances and improved stock market yields in the first quarter 2013 as compared to first quarter 2012.
Gains (losses) from changes in the fair value of liabilities in 2012 were entirely attributable to our 2019 Note Payable and related interest rate swap, both of which we repaid in July 2012.
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

The following table summarizes calendar year net losses and net loss ratios for the three months ended March 31, 2013 and 2012 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended March 31
($ In millions)	2013	2012	Change
Current accident year:
PRA all other	$102.6	$117.7	$(15.1)
Acquisitions	8.1	—	8.1
Consolidated	$110.7	$117.7	$(7.0)

Prior accident years:
PRA all other	$(53.1)	$(47.5)	$(5.6)
Acquisitions	—	—	—
Consolidated	$(53.1)	$(47.5)	$(5.6)

Calendar year:
PRA all other	$49.5	$70.2	$(20.7)
Acquisitions	8.1	—	8.1
Consolidated	$57.6	$70.2	$(12.6)
Our current accident year net loss ratios for the three months ended March 31, 2013 and 2012 compare as follows:

	Net Loss Ratios*
	Three Months Ended March 31
	2013	2012	Change
Current accident year net loss ratio, excluding other listed factors	84.4%	84.0%	0.4
Effect attributable to:
Reduction in premiums owed under reinsurance agreements, prior accident years	(3.4%)	—%	(3.4)
Tail coverages	1.8%	2.1%	(0.3)
Net losses, acquisitions	(0.5%)	—%	(0.5)
Current accident year net loss ratio, as reported	82.3%	86.1%	(3.8)
Prior accident year net loss ratio	(39.5%)	(34.7%)	(4.8)
Calendar year net loss ratio	42.8%	51.4%	(8.6)
* Net losses as specified divided by net premiums earned.
The decrease in our current accident year net loss ratio during the first three months of 2013 principally reflected the net effect of the following:

•
Net earned premium in 2013 was increased by approximately $4.8 million due to a reduction to premiums owed under reinsurance agreements for prior accident years. This increase to net earned premium reduced the 2013 current accident year ratio. There was no such reduction in 2012.

•
Our average net loss ratio was increased in both 2013 and 2012 due to tail coverages because we expected higher losses for these coverages than for our other professional liability coverages; however, the effect was less in 2013 due to a smaller amount of earned premium from tail coverages as compared to 2012.

•
Loss ratios associated with the business we acquired from Medmarc and IND, particularly the products liability business, were lower than the average for our other business, which decreased our average current accident year net loss ratio for 2013 as compared to 2012.

We recognized favorable loss development related to previously established reserves during the three months ended March 31, 2013 of $53.1 million within our retained layers of coverage (generally, $1 million and below) and $6.9 million related to our ceded coverage layers (generally, above $1 million). The reduction to gross losses in the ceded coverage layers was entirely offset by a corresponding reduction to loss recoveries. The net favorable development recognized of $53.1 million principally related to accident years 2005 through 2010; none related to the reserves acquired from Medmarc and IND. We recognized net favorable loss development of $47.5 million related to our retained layers of coverage during the three months ended March 31, 2012, primarily related to accident years 2004 through 2009. A detailed discussion of factors influencing our recognition of loss development recognized is included in the Critical Accounting Estimates section of Item 2, under the caption “Reserve for Losses and Loss Adjustment Expenses.”
Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2013 and 2012.
Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of the three months ended March 31, 2013 and 2012 underwriting, policy acquisition and operating expenses:

	Three Months Ended March 31
($ in thousands)	2013	2012	Change
Underwriting, policy acquisition and operating expenses	$37,285	$34,398	$2,887	8.4%
Our expenses reflect an increase in 2013 as compared to 2012 because of both the additional operations acquired from Medmarc and IND and the effect of non-recurring costs incurred in both 2013 and 2012.
Exclusive of the non-recurring expenses discussed below, expenses increased in 2013 as compared to 2012 by $2.0 million. The increase primarily consisted of additional expenses of $2.8 million associated with the operations acquired from Medmarc and IND, partially offset by lower amortization of deferred policy acquisition costs of $0.9 million due to the decline in premium volume exclusive of our acquisitions. Medmarc and IND policy acquisition expenses were approximately $1.8 million lower than would be considered normal due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed ratably over the term of the associated insurance policy.
Our 2012 expenses included, on a net basis, approximately $2.0 million of expenses that were non-recurring in nature, as follows: $1.3 million related to the enhancement of our customer service capabilities, $0.8 million of higher amortization of deferred policy acquisition costs (as compared to 2013) that was attributable to the prospective adoption of new accounting guidance as of January 1, 2012, and $0.4 million related to the discontinuation of certain agency operations. Offsetting these higher costs was a $0.7 million reduction in expenses resulting from recoveries related to the settlement of litigation.
Our 2013 expenses included, on a net basis, approximately $2.9 million of expenses that were non-recurring in nature, as follows: $1.8 million of Medmarc and IND transaction related costs comprised of principally professional fees and one time compensation costs, and $1.1 million of other costs specific to the first quarter of 2013.
Underwriting Expense Ratio (the Expense Ratio)

	Underwriting Expense Ratio
	Three Months Ended March 31
	2013	2012	Change
Underwriting expense ratio, excluding listed factors	23.8%	23.7%	0.1
Reduction in premiums owed under reinsurance agreements, prior accident years	(0.8%)	—%	(0.8)
Reduction in net premiums earned from prior year (see below)	2.5%	—%	2.5
Non-recurring expenses	2.2%	1.5%	0.7
Underwriting expense ratio, as reported	27.7%	25.2%	2.5
The increase in our consolidated underwriting expense ratio for 2013 was attributable to both the decline in net premiums earned, exclusive of premium earned from acquisitions and reductions to our estimate of ceded premiums (see discussion under "Premiums"), and to the effect of non-recurring expenses in 2013 as compared to 2012, as previously discussed. The normal operating expenses of our acquired business had a nominal effect on the ratio as it was offset, almost in its entirety, by the effect on the ratio of the net premium earned contributed by our acquired business.

Interest Expense
Interest expense declined during the three months ended March 31, 2013 as compared to the same period in 2012. Average outstanding debt for the 2012 three-month period was approximately $50 million and consisted of long-term debt repaid during the third quarter of 2012. Average outstanding debt for the 2013 three-month period was $125 million, all of which was under our revolving credit agreement and bore a more favorable rate of interest than the debt held during 2012. See Note 9 of the Notes to Condensed Consolidated Financial Statements for discussion of the Revolving credit agreement.
Interest expense for the three months ended March 31, 2013 and 2012 is provided in the following table:

	Three Months Ended March 31
(In thousands)	2013	2012	Change
Revolving credit agreement (including fees and amortization)	$363	$150	$213
Long-term debt repaid in 2012	—	672	(672)
Other	8	3	5
	$371	$825	$(454)
Taxes
Factors affecting our effective tax rate include the following:

	Three Months Ended March 31
	2013	2012
Statutory rate	35.0%	35.0%
Tax-exempt income	(5.8%)	(5.8%)
Tax credits	(7.3%)	(4.3%)
Gain on acquisition	(5.9%)	—%
Other	0.5%	1.1%
Effective tax rate	16.5%	26.0%
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rate in both the first quarter of 2013 and 2012 is different from the statutory Federal income tax rate primarily because a portion of our investment income is tax-exempt and because we utilize tax credit benefits transferred from our tax credit partnership investments. During the first quarter of 2013, net income included a non-taxable gain of $35.5 million, the effect of which further reduced our 2013 effective tax rate.
Tax benefits recognized, related to the tax credits, approximated $4.5 million for the three months ended March 31, 2013, as compared to $2.6 million for the 2012 three-month period.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2013 and December 31, 2012. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	March 31, 2013
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$235	$234	$231	$226	$222
U.S. Government-sponsored enterprise obligations	61	61	60	58	57
State and municipal bonds	1,348	1,334	1,293	1,238	1,185
Corporate debt	1,623	1,607	1,554	1,489	1,428
Asset-backed securities	495	497	489	476	458
All fixed maturity securities	$3,762	$3,733	$3,627	$3,487	$3,350

Duration:
U.S. Treasury obligations	2.77	2.77	2.72	2.65	2.58
U.S. Government-sponsored enterprise obligations	2.75	2.75	2.80	2.92	2.91
State and municipal bonds	3.75	3.95	4.15	4.33	4.43
Corporate debt	4.21	4.22	4.23	4.18	4.11
Asset-backed securities	1.63	1.97	2.66	3.36	3.83
All fixed maturity securities	3.59	3.71	3.87	4.00	4.06

	December 31, 2012
Fair Value (in millions):
U.S. Treasury obligations	$210	$209	$206	$202	$197
U.S. Government-sponsored enterprise obligations	58	58	57	55	53
State and municipal bonds	1,269	1,258	1,220	1,170	1,122
Corporate debt	1,533	1,521	1,471	1,409	1,350
Asset-backed securities	498	499	494	481	466
All fixed maturity securities	$3,568	$3,545	$3,448	$3,317	$3,188

Duration:
U.S. Treasury obligations	2.92	2.89	2.84	2.77	2.70
U.S. Government-sponsored enterprise obligations	2.89	2.90	2.98	3.08	3.08
State and municipal bonds	3.78	3.91	4.06	4.17	4.26
Corporate debt	4.26	4.27	4.27	4.22	4.15
Asset-backed securities	1.81	1.82	2.35	3.06	3.66
All fixed maturity securities	3.65	3.70	3.81	3.93	4.01

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
ProAssurance’s cash and short-term investment portfolio at March 31, 2013 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2013, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $254 million at March 31, 2013 and $196 million at December 31, 2012, with the 2013 increase primarily attributable to acquisitions. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At March 31, 2013 the fair value of our investment in common stocks was $258 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $282 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $233 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2013. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter. On January 1, 2013 we completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc). Our management has concluded that it will exclude Medmarc's systems and processes from the scope of ProAssurance's assessment of internal control over financial reporting as of December 31, 2013 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). We are excluding Medmarc from that scope because we will not have completed our assessment of Medmarc's systems and processes by that date.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 8 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the “Risk Factors” in Part 1, Item 1A of the 2012 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
January 1 - 31, 2013	—	$—	—	$135,083,102
February 1 - 28, 2013	—	$—	—	$135,083,102
March 1 - 31, 2013	—	$—	—	$135,083,102
Total	—	$—	—
* In November 2010, the ProAssurance Board of Directors authorized $200 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Stock Purchase Agreement dated as of June 26, 2012, by and among ProAssurance Corporation, PRA Professional Liability Group, Inc. and Medmarc Mutual Insurance Company. Exhibits and schedules are listed but not included in the filing. Copies of the omitted exhibits and schedules will be provided to the SEC supplementally upon request.

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
May 6, 2013

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer
(Duly authorized officer and principal financial and accounting officer)