Form 10-Q
period 2013-06-30
PROASSURANCE CORP
filed 2013-08-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2013, there were 61,848,617 shares of the registrant’s common stock outstanding.

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

•
changes in accounting policies and practices that may be adopted by our regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;

•	the effects of changes in the healthcare delivery system, including but not limited to the Patient Protection and Affordable Care Act;

•	consolidation of healthcare providers and entities that are more likely to self insure and not purchase medical professional liability insurance;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

•	changes in the availability, cost, quality or collectability of insurance/reinsurance;

•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;

•	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;

•	loss of independent agents;

•	changes in our organization, compensation and benefit plans;

•	our ability to retain and recruit senior management;

•	assessments from guaranty funds;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or may impede a takeover;

•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,418,947 and $3,224,332, respectively	$3,534,433	$3,447,999
Equity securities, trading, at fair value; cost, $221,674 and $187,891, respectively	256,832	202,618
Short-term investments	87,274	71,737
Business owned life insurance	53,289	52,414
Investment in unconsolidated subsidiaries	191,749	121,049
Other investments	33,311	31,085
Total Investments	4,156,888	3,926,902
Cash and cash equivalents	119,234	118,551
Premiums receivable	119,861	106,312
Receivable from reinsurers on paid losses and loss adjustment expenses	2,706	4,517
Receivable from reinsurers on unpaid losses and loss adjustment expenses	252,891	191,645
Prepaid reinsurance premiums	26,880	13,404
Deferred policy acquisition costs	27,424	23,179
Deferred tax asset	8,092	—
Real estate, net	41,613	41,502
Intangible assets	54,252	53,225
Goodwill	161,115	163,055
Other assets	141,089	234,286
Total Assets	$5,112,045	$4,876,578
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,192,640	$2,054,994
Unearned premiums	260,464	233,861
Reinsurance premiums payable	42,009	45,591
Total Policy Liabilities	2,495,113	2,334,446
Deferred tax liability	—	14,585
Other liabilities	155,144	131,967
Long-term debt, at amortized cost	125,000	125,000
Total Liabilities	2,775,257	2,605,998
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,077,867 and 61,867,034 shares issued, respectively	621	619
Additional paid-in capital	345,845	341,780
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $40,420 and $78,284, respectively	75,062	145,380
Retained earnings	1,915,316	1,782,857
	2,336,844	2,270,636
Treasury shares, at cost, 243,530 shares	(56)	(56)
Total Shareholders’ Equity	2,336,788	2,270,580
Total Liabilities and Shareholders’ Equity	$5,112,045	$4,876,578
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2012	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
Common shares issued for compensation	—	2,805	—	—	—	2,805
Share-based compensation	—	4,708	—	—	—	4,708
Net effect of restricted and performance shares issued and stock options exercised	2	(3,448)	—	—	—	(3,446)
Dividends to shareholders	—	—	—	(30,842)	—	(30,842)
Other comprehensive income (loss)	—	—	(70,318)	—	—	(70,318)
Net income	—	—	—	163,301	—	163,301
Balance at June 30, 2013	$621	$345,845	$75,062	$1,915,316	$(56)	$2,336,788

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	$346	$538,625	$130,037	$1,699,853	$(204,408)	$2,164,453
Common shares issued for compensation	—	2,213	—	—	—	2,213
Share-based compensation	—	5,072	—	—	—	5,072
Net effect of restricted and performance shares issued and stock options exercised	1	(2,379)	—	—	—	(2,378)
Dividends to shareholders	—	—	—	(15,329)	—	(15,329)
Other comprehensive income (loss)	—	—	10,014	—	—	10,014
Net income	—	—	—	114,098	—	114,098
Balance at June 30, 2012	$347	$543,531	$140,051	$1,798,622	$(204,408)	$2,278,143
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues
Net premiums earned	$130,352	$131,266	$264,930	$267,925
Net investment income	33,267	34,510	65,393	68,003
Equity in earnings (loss) of unconsolidated subsidiaries	(2,972)	(2,227)	(3,195)	(4,293)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(71)	(218)	(71)	(1,424)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	(201)	—	(201)
Net impairment losses recognized in earnings	(71)	(419)	(71)	(1,625)
Other net realized investment gains (losses)	8,542	(1,129)	35,222	10,755
Total net realized investment gains (losses)	8,471	(1,548)	35,151	9,130
Other income	1,687	1,868	3,500	3,675

Total revenues	170,805	163,869	365,779	344,440

Expenses
Losses and loss adjustment expenses	77,379	55,132	138,266	133,437
Reinsurance recoveries	(6,770)	(7,048)	(10,031)	(15,154)
Net losses and loss adjustment expenses	70,609	48,084	128,235	118,283
Underwriting, policy acquisition and operating expenses	34,959	35,405	72,244	69,803
Interest expense	392	826	763	1,651

Total expenses	105,960	84,315	201,242	189,737

Gain on acquisition	—	—	35,492	—

Income before income taxes	64,845	79,554	200,029	154,703

Provision for income taxes
Current expense (benefit)	16,441	20,614	24,215	37,595
Deferred expense (benefit)	(2,047)	487	12,513	3,010
Total income tax expense (benefit)	14,394	21,101	36,728	40,605

Net income	$50,451	$58,453	$163,301	$114,098

Other comprehensive income (loss), after tax, net of reclassification adjustments	(62,564)	7,002	(70,318)	10,014

Comprehensive income (loss)	$(12,113)	$65,455	$92,983	$124,112

Earnings per share:
Basic	$0.82	$0.95	$2.64	$1.86
Diluted	$0.81	$0.95	$2.63	$1.85

Weighted average number of common shares outstanding:
Basic	61,825	61,317	61,766	61,247
Diluted	62,046	61,832	62,005	61,767

Cash dividends declared per common share	$0.25	$0.13	$0.50	$0.25
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2013	2012
Operating Activities
Net income	$163,301	$114,098
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	24,442	20,402
Gain on acquisition	(35,492)	—
Net realized investment gains	(35,151)	(9,130)
Share-based compensation	4,708	5,072
Deferred income taxes	12,513	3,010
Policy acquisition costs, net amortization (net deferral)	(4,245)	1,497
Other	(6,056)	(2,936)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(10,563)	7,887
Reinsurance related assets and liabilities	1,812	(7,647)
Other assets	(42,065)	(1,133)
Reserve for losses and loss adjustment expenses	(61,298)	(54,730)
Unearned premiums	2,469	(12,864)
Other liabilities	(26,647)	(30,821)
Net cash provided (used) by operating activities	(12,272)	32,705
Investing Activities
Purchases of:
Fixed maturities, available for sale	(307,439)	(347,146)
Equity securities, trading	(53,339)	(53,001)
Other investments	(3,805)	(158)
Funding of tax credit limited partnerships	(32,332)	(23,470)
(Investment in) distributions from unconsolidated subsidiaries, net	(3,190)	582
Proceeds from sales or maturities of:
Fixed maturities, available for sale	373,186	432,667
Equity securities, trading	59,400	22,921
Other investments	1,364	565
Net sales or maturities (purchases) of short-term investments	(14,732)	(48,654)
Cash received from acquisitions	22,780	—
Unsettled security transactions, net	(3,102)	6,712
Cash received (paid) for other assets	(3,571)	(4,620)
Net cash provided (used) by investing activities	35,220	(13,602)
Financing Activities
Dividends to shareholders	(15,320)	(15,270)
Other	(6,945)	(2,043)
Net cash provided (used) by financing activities	(22,265)	(17,313)
Increase (decrease) in cash and cash equivalents	683	1,790
Cash and cash equivalents at beginning of period	118,551	130,400
Cash and cash equivalents at end of period	$119,234	$132,190

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$153,700	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance or PRA). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2012 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2013 for recognition or disclosure in its financial statements and notes to financial statements.
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
Income Taxes-Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
Effective for fiscal years beginning after December 15, 2013, the FASB issued guidance related to the financial statement presentation of unrecognized tax benefits. The new guidance requires an entity to present unrecognized tax benefits as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or tax credit carryforward except in circumstances where relevant taxing authority does not permit offset or does not require offset and the entity does not intend to use the deferred tax asset for offset. The guidance requires prospective application for all unrecognized tax benefits that exist as of the effective date, but may be applied retrospectively. ProAssurance plans to adopt the guidance prospectively beginning January 1, 2014. Adoption of this guidance is expected to have no effect on ProAssurance's results of operations or financial position.
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
June 30, 2013

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
On January 1, 2013, ProAssurance completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), through a sponsored demutualization. Medmarc is based in Chantilly, Virginia and provides products liability insurance for medical technology and life sciences companies and also provides legal professional liability insurance. ProAssurance acquired Medmarc for cash of $153.7 million, including the funding of future policy credits for eligible members of $7.5 million. ProAssurance transferred all of the cash required to complete the transaction to a third-party conversion agent for the benefit of Medmarc eligible members on December 27, 2012; the deposit was classified as a part of Other Assets at December 31, 2012. ProAssurance incurred expenses related to the purchase of approximately $2.0 million during the first six months of 2013 and approximately $1.0 million during 2012. These expenses were included as a part of operating expenses in the periods incurred.
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
June 30, 2013

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
The following table provides Pro Forma Consolidated Results for the three and six months ended June 30, 2013 and 2012 as if the Medmarc transaction had occurred on January 1, 2012. ProAssurance Actual Consolidated Results have been adjusted by the following, net of related tax effects, to reflect the Pro Forma Consolidated Results below.

•
For the three and six months ended June 30, 2012, the ProAssurance 2012 Actual Consolidated Results did not include Medmarc, and have been adjusted to include Medmarc's 2012 operating results. ProAssurance Actual Consolidated Results for the three and six months ended June 30, 2013 included Medmarc operating results (Revenue of $9.9 million and $22.8 million, respectively, and Earnings of $1.3 million and $4.5 million, respectively).

•
Certain costs included in ProAssurance actual results for the three and six months ended June 30, 2013 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for three and six months ended June 30, 2012. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Medmarc operations.

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

•
Earnings for the three and six months ended June 30, 2012, were reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Medmarc purchase price allocation.

•
The gain on the acquisition of $35.5 million that was included in ProAssurance Actual Consolidated Results for the six months ended June 30, 2013 has been reported in the Pro Forma Consolidated Results as being recognized during the six months ended June 30, 2012.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$170,805	$170,805	$365,779	$365,779
Earnings	$49,887	$50,451	$126,990	$163,301

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$174,284	$163,869	$364,961	$344,440
Earnings	$58,906	$58,453	$151,683	$114,098

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Fair values of assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

	June 30, 2013
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$213,822	$—	$213,822
U.S. Government-sponsored enterprise obligations	—	56,925	—	56,925
State and municipal bonds	—	1,248,147	5,025	1,253,172
Corporate debt, multiple observable inputs	—	1,535,533	—	1,535,533
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	205	205
Other corporate debt, NRSRO ratings available	—	—	10,269	10,269
Other corporate debt, NRSRO ratings not available	—	—	885	885
Residential mortgage-backed securities	—	272,233	—	272,233
Agency commercial mortgage-backed securities	—	44,449	—	44,449
Other commercial mortgage-backed securities	—	70,865	—	70,865
Other asset-backed securities	—	71,396	4,679	76,075
Equity securities
Financial	80,579	—	—	80,579
Utilities/Energy	36,798	—	—	36,798
Consumer oriented	63,149	—	—	63,149
Technology	17,949	—	—	17,949
Industrial	38,241	—	—	38,241
All other	20,116	—	—	20,116
Short-term investments	80,062	7,212	—	87,274
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	44,549	44,549
Total assets	$336,894	$3,520,582	$65,612	$3,923,088

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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
U.S. Government-sponsored enterprise obligations are valued using pricing models that consider current and historical market data, normal trading conventions, credit ratings and the particular structure and characteristics of the security being valued, such as yield to maturity, redemption options and contractual cash flows. Adjustments to model inputs or model results are included in the valuation process when necessary to reflect recent events, such as regulatory, government or corporate actions or significant economic, industry or geographic events that would affect the security’s fair value.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

State and municipal bonds are valued using a series of matrices that consider credit ratings, the structure of the security, the sector in which the security falls, yields and contractual cash flows. Valuations are further adjusted, when necessary, to reflect recent significant economic or geographic events or ratings changes that would affect the security’s fair value.
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
Residential and commercial mortgage backed securities. Agency pass-through securities are valued using a matrix, considering the issuer type, coupon rate and longest cash flows outstanding. The matrix is developed daily based on available market information. Agency and non-agency collateralized mortgage obligations are both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Valuations of Alt-A mortgages include a review of collateral performance data, which is generally updated monthly.
Other asset-backed securities are valued using models that consider the structure of the security, monthly payment information, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Spreads and prepayment speeds consider collateral type. Valuations of subprime home equity loans use the same valuation methodology as previously described for Alt-A mortgages.
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

•
Exclusive of Investments in unconsolidated subsidiaries, which are valued at net asset value (NAV), the securities noted in the disclosure are primarily NRSRO rated corporate debt instruments for which comparable market inputs are commonly available for evaluating the securities in question. Valuation of these corporate debt instruments is not overly sensitive to changes in the unobservable inputs used.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Level 3 Valuation Methodologies
State and municipal bonds consists of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At June 30, 2013 and December 31, 2012 all of these bonds were rated A- or better.
Corporate debt with limited observable inputs consists of private placement senior notes guaranteed by large regional banks and certain corporate bonds. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At June 30, 2013, the average rating of rated securities was A-.
Other asset-backed securities consists of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Investment in unconsolidated subsidiaries consist of limited partnership (LP) and limited liability company (LLC) interests valued using the NAV provided by the LP/LLC, which approximates the fair value of the interest.
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2013	June 30, 2013	December 31, 2012
Investments in LPs/LLCs:
Secured debt fund (1)	$28,400	$11,637	$—
Long equity fund (2)	None	5,657	—
Long/Short equity fund (3)	None	8,602	17,115
Non-public equity funds (4)	42,563	18,653	16,624
		$44,549	$33,739

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
June 30, 2013

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	June 30, 2013	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$5.0	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$11.4	$15.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.7	$4.0	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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

	June 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance March 31, 2013	$7,175	$9,662	$7,076	$47,540	$—	$71,453
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	(1)	—	—	(1)
Equity in earnings of unconsolidated subsidiaries	—	—	—	433	—	433
Net realized investment gains (losses)	(44)	—	—	—	—	(44)
Included in other comprehensive income	—	(293)	(97)	—	—	(390)
Purchases	—	3,595	—	5,543	—	9,138
Sales	(2,106)	(249)	(18)	(8,967)	—	(11,340)
Transfers in	—	—	—	—	—	—
Transfers out	—	(1,356)	(2,281)	—	—	(3,637)
Balance June 30, 2013	$5,025	$11,359	$4,679	$44,549	$—	$65,612
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$433	$—	$433

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

	June 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2012	$7,175	$15,191	$4,035	$33,739	$—	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(102)	(17)	—	—	(119)
Equity in earnings of unconsolidated subsidiaries	—	—	—	2,281	—	2,281
Net realized investment gains (losses)	(44)	(69)	—	—	—	(113)
Included in other comprehensive income	—	(293)	(97)	—	—	(390)
Purchases	—	7,470	1,356	18,621	—	27,447
Sales	(2,106)	(865)	(18)	(10,092)	—	(13,081)
Transfers in	—	—	1,701	—	—	1,701
Transfers out	—	(9,973)	(2,281)	—	—	(12,254)
Balance June 30, 2013	$5,025	$11,359	$4,679	$44,549	$—	$65,612
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$2,281	$—	$2,281

	June 30, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance March 31, 2012	$7,175	$8,689	$—	$24,430	$15,742	$56,036
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	180	—	180
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	(28)	—	—	—	(28)
Purchases	—	1,937	1,795	—	—	3,732
Sales	—	(88)	—	(582)	—	(670)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	(15,742)	(15,742)
Balance June 30, 2012	$7,175	$10,510	$1,795	$24,028	$—	$43,508
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$180	$—	$180

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and six months ended June 30, 2013 or 2012.
Transfers shown in the preceding Level 3 Tables are as of the end of the period and were to or from Level 2, unless otherwise noted.
All transfers during the three and six months ended June 30, 2013 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
The transfers of Other investments reported in the Level 3 Tables for the three and six months ended June 30, 2012 related to an interest in an LLC. The LLC converted into a publicly traded investment fund during the second quarter of 2012 and the interest in the LLC was valued using Level 1 inputs at June 30, 2012.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Fair Value Measurements - Level 3 Liabilities
The following tables present information for the three and six months ended June 30, 2012 regarding liabilities for which ProAssurance had elected fair value treatment.

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
The 2019 Note Payable (the Note) and a related interest rate swap agreement (the Swap) were measured at fair value on a recurring basis during 2012 and 2011, with changes in the fair value of each liability recorded in net realized investment gains (losses). ProAssurance assumed both liabilities as part of a previous acquisition. The fair value option was elected for the Note and the Swap because valuation at fair value better reflected the economics of the related liabilities and eliminated the inconsistency that would have otherwise resulted from carrying the Note on an amortized cost basis and the Swap at fair value. Both the Note and the Swap were repaid in July 2012. The fair values of these liabilities were determined using the present value of the expected underlying cash flows of each instrument, discounted at rates available on the valuation date for similar instruments issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	June 30, 2013		December 31, 2012
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Other Investments	$33,311	$43,296	$31,085	$38,656
Investment in Unconsolidated Subsidiaries	147,200	147,717	87,310	91,528
BOLI	53,289	53,289	52,414	52,414
Other Assets	12,274	12,274	11,400	11,385

Financial liabilities:
Revolving credit agreement	$125,000	$125,000	$125,000	$125,000
Other Liabilities	12,003	11,996	12,130	12,085
Other Investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in Federal Home Loan Bank (FHLB) common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests were based on the NAVs provided by the LP/LLC managers. The estimated fair value of the FHLB common stock was based on the amount ProAssurance would receive if its membership were canceled, as the membership cannot be sold. The fair value of the annuity was the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

4. Investments
Available-for-sale securities at June 30, 2013 and December 31, 2012 included the following:

	June 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$206,778	$8,427	$(1,383)		$213,822
U.S. Government-sponsored enterprise obligations	53,486	3,732	(293)		56,925
State and municipal bonds	1,204,739	55,546	(7,113)		1,253,172
Corporate debt	1,502,700	60,506	(16,314)		1,546,892
Residential mortgage-backed securities	263,844	10,382	(1,993)	*	272,233
Agency commercial mortgage-backed securities	43,696	822	(69)		44,449
Other commercial mortgage-backed securities	67,861	3,264	(260)		70,865
Other asset-backed securities	75,843	625	(393)		76,075
	$3,418,947	$143,304	$(27,818)		$3,534,433

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$191,642	$14,266	$(51)		$205,857
U.S. Government-sponsored enterprise obligations	52,110	4,837	—		56,947
State and municipal bonds	1,134,744	85,329	(94)		1,219,979
Corporate debt	1,375,880	96,187	(1,543)		1,470,524
Residential mortgage-backed securities	272,990	17,070	(210)	*	289,850
Agency commercial mortgage-backed securities	57,234	2,255	(25)		59,464
Other commercial mortgage-backed securities	69,062	5,049	(5)		74,106
Other asset-backed securities	70,670	1,203	(601)		71,272
	$3,224,332	$226,196	$(2,529)		$3,447,999

*	Includes other-than-temporary impairments recognized in accumulated other comprehensive income of $0.5 million and $0.9 million at June 30, 2013 and December 31, 2012, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$206,778	$24,239	$135,973	$49,745	$3,865	$213,822
U.S. Government-sponsored enterprise obligations	53,486	—	49,356	7,340	229	56,925
State and municipal bonds	1,204,739	52,665	418,391	493,559	288,557	1,253,172
Corporate debt	1,502,700	104,583	702,834	685,649	53,826	1,546,892
Residential mortgage-backed securities	263,844					272,233
Agency commercial mortgage-backed securities	43,696					44,449
Other commercial mortgage-backed securities	67,861					70,865
Other asset-backed securities	75,843					76,075
	$3,418,947					$3,534,433
Excluding investments in bonds and notes of the U.S. Government and U.S. Government-sponsored enterprise obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2013.
Cash and securities with a carrying value of $39.0 million at June 30, 2013 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $196.5 million at June 30, 2013 and $196.2 million at December 31, 2012 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 9).
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other Investments at June 30, 2013 and December 31, 2012 was comprised as follows:

(In thousands)	June 30, 2013	December 31, 2012
Investments in LPs/LLCs, at cost	$28,362	$25,092
FHLB capital stock, at cost	3,449	4,278
Other, principally an annuity, at amortized cost	1,500	1,715
	$33,311	$31,085
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	June 30, 2013			Carrying Value
(In thousands)	Unfunded Commitments	Percentage Ownership		June 30, 2013	December 31, 2012
Investment in LPs/LLCs:
Tax credit partnerships	$53,555	See below		$147,200	$87,310
Secured debt fund	28,400	<	20%	11,637	—
Long equity fund	None	<	20%	5,657	—
Long/Short equity fund	None	<	20%	8,602	17,115
Non-public equity funds	42,563	<	20%	18,653	16,624
				$191,749	$121,049
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests was almost 100%; these interests had a carrying value of $64.8 million at June 30, 2013. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests was less than 20%; these interests had a carrying value of $82.4 million at June 30, 2013. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnerships.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2013 and December 31, 2012, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2013
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$54,610	$(1,383)	$54,610	$(1,383)	$—	$—
U.S. Government-sponsored enterprise obligations	5,579	(293)	5,579	(293)	—	—
State and municipal bonds	210,096	(7,113)	208,105	(7,089)	1,991	(24)
Corporate debt	423,388	(16,314)	416,240	(15,961)	7,148	(353)
Residential mortgage-backed securities	75,441	(1,993)	74,789	(1,990)	652	(3)
Agency commercial mortgage-backed securities	5,252	(69)	4,765	(59)	487	(10)
Other commercial mortgage-backed securities	13,309	(260)	13,309	(260)	—	—
Other asset-backed securities	26,728	(393)	23,397	(158)	3,331	(235)
	$814,403	$(27,818)	$800,794	$(27,193)	$13,609	$(625)
Other investments
Investments in LPs/LLCs carried at cost	$4,972	$(325)	$3,906	$(294)	$1,066	$(31)

	December 31, 2012
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$4,073	$(51)	$4,073	$(51)	$—	$—
State and municipal bonds	11,234	(94)	9,232	(65)	2,002	(29)
Corporate debt	90,154	(1,543)	81,878	(1,377)	8,276	(166)
Residential mortgage-backed securities	10,721	(210)	10,029	(205)	692	(5)
Agency commercial mortgage-backed securities	1,643	(25)	498	(2)	1,145	(23)
Other commercial mortgage-backed securities	2,100	(5)	1,103	(1)	997	(4)
Other asset-backed securities	10,746	(601)	7,707	(20)	3,039	(581)
	$130,671	$(2,529)	$114,520	$(1,721)	$16,151	$(808)
Other investments
Investments in LPs/LLCs carried at cost	$9,474	$(851)	$8,697	$(688)	$777	$(163)
As of June 30, 2013, there were 939 debt securities (32.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 543 issuers. The single greatest unrealized loss position was approximately $0.6 million; the second greatest unrealized loss position was approximately $0.4 million. The securities were evaluated for impairment as of June 30, 2013.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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
Fixed maturity securities held in an unrealized loss position at June 30, 2013, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the June 30, 2013 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Fixed maturities	$32,160	$34,093	$63,015	$67,363
Equities	2,422	1,608	4,605	2,649
Short-term investments and Other invested assets	66	77	514	498
Business owned life insurance	439	461	875	918
Investment fees and expenses	(1,820)	(1,729)	(3,616)	(3,425)
Net investment income	$33,267	$34,510	$65,393	$68,003

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Total other-than-temporary impairment losses:
State and municipal bonds	$(71)	$—	$(71)	$—
Residential mortgage-backed securities	—	(218)	—	(463)
Corporate debt	—	—	—	(830)
Other investments	—	—	—	(131)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	(201)	—	(201)
Net impairment losses recognized in earnings	(71)	(419)	(71)	(1,625)
Gross realized gains, available-for-sale securities	3,809	2,262	6,923	6,150
Gross realized (losses), available-for-sale securities	(890)	(89)	(965)	(183)
Net realized gains (losses), trading securities	6,043	(50)	8,832	727
Change in unrealized holding gains (losses), trading securities	(420)	(3,032)	20,432	4,905
Decrease (increase) in the fair value of liabilities carried at fair value	—	(220)	—	(844)
Net realized investment gains (losses)	$8,471	$(1,548)	$35,151	$9,130
No significant impairment losses were recognized in the 2013 three- and six-month periods. Significant impairment losses recognized during the 2012 three- and six-month periods were as follows:

•
ProAssurance recognized impairment losses related to certain residential mortgage-backed securities during the 2012 three- and six-month periods because carrying values for those securities were greater than the future cash flows expected to be received from the securities.

•	ProAssurance recognized impairments related to corporate debt securities during the first quarter of 2012 because the credit standing of the issuers had deteriorated.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other Comprehensive Income.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Balance beginning of period	$3,301	$5,937	$3,301	$5,870
Additional credit losses recognized during the period, related to securities for which:
OTTI has been previously recognized	—	201	—	268
Reductions due to:
Securities sold during the period (realized)	(2,888)	—	(2,888)	—
Balance June 30	$413	$6,138	$413	$6,138
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2013	2012	2013	2012
Proceeds from sales (exclusive of maturities and paydowns)	$128.7	$99.8	$257.1	$305.9
Purchases	$206.6	$99.5	$307.4	$347.1

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

5. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period which is used to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments, and in 2013, because ProAssurance recognized a non-taxable gain related to an acquisition.
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
At June 30, 2013, ProAssurance had a receivable for federal income taxes of $48 million, which was carried as a part of Other Assets. ProAssurance had a payable for federal income taxes of $20 million at December 31, 2012, which was carried as a part of Other Liabilities.
Except for the 2006 tax year, the statutes of limitation are closed for all years prior to 2009. The statutes for the 2006, 2009 and 2010 tax years have been extended until September 30, 2014.
6. Deferred Policy Acquisition Costs
Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries and benefits, that are primarily and directly related to the successful production of new and renewal insurance contracts are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
Amortization of deferred policy acquisition costs was $14.4 million and $27.8 million for the three and six months ended June 30, 2013, respectively, and $14.5 million and $29.6 million for the three and six months ended June 30, 2012, respectively.
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
ProAssurance recognized favorable net loss development of $38.5 million and $91.6 million related to previously established reserves for the three and six months ended June 30, 2013, respectively. The favorable net loss development reflected reductions in the Company's estimates of claims severity. Development recognized for the three months ended June 30, 2013 principally related to the 2006 through 2011 accident years. Development recognized for the six months ended June 30, 2013 principally related to the 2005 through 2011 accident years.
For the three and six months ended June 30, 2012, ProAssurance recognized favorable net loss development of $60.1 million and $107.5 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2009.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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
ProAssurance has commitments primarily related to non-public investment entities totaling approximately $180.0 million, expected to be paid as follows: $76.4 million in 2013, $76.7 million in 2014 and 2015 combined, $17.6 million in 2016 and 2017 combined, and $9.3 million thereafter.
9. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

	(In thousands)
	June 30, 2013	December 31, 2012
Revolving Credit Agreement, expires in 2016. Outstanding borrowings are not permitted to exceed $150 million. The interest rate on a borrowing is set at the time the borrowing is initiated or renewed. The outstanding borrowing at June 30, 2013 was fully secured, see Note 4, and carried an interest rate of 0.77%. The current borrowing can be repaid or renewed on September 25, 2013. If renewed, the interest rate will reset.	$125,000	$125,000
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
Additional Information
For additional information regarding ProAssurance's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2012 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

10. Shareholders’ Equity
At June 30, 2013 and December 31, 2012, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.25 per common share for both the first and second quarter of 2013. The first quarter dividend totaled $15.4 million and was paid in April 2013; the second quarter dividend totaled $15.4 million and was paid in July 2013. ProAssurance declared cash dividends of $0.125 per common share for both the first and second quarter of 2012 with the first quarter dividend totaling $7.7 million and being paid in April 2012 and the second quarter dividend totaling $7.7 million and being paid in July 2012. The liability for unpaid dividends was included in Other liabilities. No dividends were paid in first quarter 2013 because payment of the regular fourth quarter 2012 dividend was accelerated into December 2012.
At June 30, 2013, prior Board authorizations of $135.1 million for the repurchase of common shares or the retirement of outstanding debt remained available for use. ProAssurance did not repurchase any common shares during the six months ended June 30, 2013 or 2012.
Share-based compensation expense was $2.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively, and $2.9 million and $5.1 million for the three and six months ended June 30, 2012, respectively. Related tax benefits were $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2012, respectively.
ProAssurance awarded approximately 39,000 restricted share units and 146,000 (target) performance share units to employees in February 2013. The fair value of each unit awarded was estimated at $46.97, equal to the market value of a ProAssurance common share on the date of grant. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 75% to 125% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 32,000 and 120,000 common shares to employees in February 2013 related to restricted share units and performance share units granted in 2010. Shares issued for performance share units were awarded at the maximum level (125%).
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

Other Comprehensive Income (Loss)
For all periods presented, other comprehensive income (loss) was comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities recognized in current period net income, net of tax. At June 30, 2013 and December 31, 2012, accumulated other comprehensive income was comprised entirely of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses, net of tax. All tax effects have been computed using a 35% rate.
Amounts reclassified from accumulated other comprehensive income to net income during the three and six months ended June 30, 2013 and 2012 included the following:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Reclassifications from accumulated other comprehensive income to net income, available for sale securities:
Realized investment gains (losses)	$3,195	$1,955	$6,234	$4,674
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(347)	(201)	(347)	(201)
Total amounts reclassified, before tax effect	2,848	1,754	5,887	4,473
Tax effect (at 35%)	(997)	(614)	(2,060)	(1,566)
Net reclassification adjustments	$1,851	$1,140	$3,827	$2,907
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other Investments totaled $28.4 million at June 30, 2013 and $25.1 million at December 31, 2012. ProAssurance VIE interests carried as a part of Investment in Unconsolidated Subsidiaries totaled $27.3 million at June 30, 2013 and $33.7 million at December 31, 2012.
ProAssurance has not consolidated these VIE's because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At June 30, 2013, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
12. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance and restricted share units have vested. All outstanding stock options, performance share and restricted share units had a dilutive effect for the three- and six-month periods ended June 30, 2013 and 2012.

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
The estimation of professional and products liability losses is inherently difficult and is subject to significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim, including whether or not the claim is an individual or a mass tort claim, and the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily harm, the trend of healthcare costs. Products and professional liability claims are typically resolved over an extended period of time, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
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

Acquired Reserves
The acquisition of Medmarc increased our loss reserves by $201.1 million which represented the fair value of Medmarc's loss reserves at the time of the acquisition. The estimated fair value was calculated as the present value of the expected underlying net cash flows, including a 5% profit margin and a 5% risk premium. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Medmarc reserves performed as of December 31, 2012. Actuarial methods used to evaluate Medmarc reserves included the Bornhuetter-Ferguson Method (Paid and Reported) and the Development Method (Paid and Reported) described in Item 2 of ProAssurance 2012 Form 10K. The Adjusted Reported, Adjusted Paid, and the Expected Loss Methods, described below, were also used to evaluate Medmarc's reserves. We supplemented Medmarc data with relevant industry data where sufficient Medmarc historical data was not available. Approximately 85% of the reserves assumed in the Medmarc acquisition are products liability reserves and 15% are professional liability reserves.
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
Initial Reserve Estimates-Current Accident Year
Considerable judgment is required in both the pricing of our business and in establishing our initial reserves for any current accident year period. The targeted loss ratio in our pricing varies to some extent by jurisdiction, type of coverage and policy limits. For our physician professional liability business, which represents the majority of our premiums, we are, on average, targeting a 75% loss ratio. Due to the lack of available open or closed claims data for the current accident year period, we heavily rely on the loss assumptions used in pricing our business in making our initial estimate of physician professional losses for the current accident year period. For our physician business, we presently and have historically utilized loss ratios that are approximately 8 to 10 percentage points above the ratios we have targeted in our pricing for the current accident year. We believe this appropriately considers inherent risks associated with our physician professional rate development process and the historic volatility of MPL losses and produces a reasonable best estimate of the reserves required to cover actual ultimate losses. We follow the same practice in establishing initial loss reserves for our other professional liability lines. In the current environment this equates to an overall average initial loss ratio of approximately 85% for our professional liability business.
Severity is defined as the average cost of resolving claims and the severity trend is the increase, or decrease, in severity from period to period. Although we remain uncertain regarding the ultimate severity trend to project into the future for our medical professional liability (MPL) business, as discussed in following paragraphs, we have given consideration to observed lower loss costs for this business and reduced rates in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest MPL line) by approximately 17% from the beginning of 2006 to June 30, 2013.

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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our pricing process, we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models. For our MPL business, which comprised 89% of our gross earned premium in the first six months of 2013, our current pricing models assume a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of MPL claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long-tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing model. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
For the 2004 to 2009 accident years both our internal and consulting actuaries have observed an unprecedented reduction in the frequency of MPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor, which has complicated the selection of an appropriate severity trend for our pricing models for this business. It has also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserves. We believe that much of the reduction in claim frequency is the result of a decline in the filing of frivolous lawsuits that have historically been dismissed or otherwise result in no payment of indemnity on the part of our insureds. With fewer frivolous claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims. Based on a weighted average of payments, 85% of our MPL claims are resolved after eight years for a given accident year. Due to this long tail, it can take several years before we are able to determine what impact, if any, has resulted from the decline in frequency and whether the expected increase in severity will materialize.
Development of Prior Accident Year Reserves
We re-evaluate our previously established reserves each period based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies for estimating reserves give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The development recognized in the first six months of both 2013 and 2012 was primarily attributable to the favorable resolution of MPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity associated with the remaining MPL claims will aggregately be lower than we had previously estimated. The Critical Accounting Estimates discussion in our 2012 Form 10K and our discussion of acquired reserves, above, include additional information regarding the methodologies used to evaluate our reserves.
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes have been to reduce our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
We recognized $38.5 million of net favorable reserve development in the second quarter of this year and, as discussed in our Form 10Q for the period ended March 31, 2013, we recognized $53.1 million of net favorable development in the first quarter of this year.
Due to the size of our reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.

Reinsurance
We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, and to provide protection against losses in excess of policy limits. . The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At June 30, 2013, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of June 30, 2013; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2013 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			June 30, 2013
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	8%	84%	2%	94%
Other valuations				6%
Total Investments				100%
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
We also classify as Level 3 securities our investment interests that are carried at fair value based on a fund-provided net asset value (NAV) for our interest. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At June 30, 2013 interests valued using a fund-provided NAV totaled $44.5 million, or 1% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2013 these investments had a carrying value of approximately $233.8 million, which represented approximately 6% of total investments, as shown in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

(In thousands)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LP/LLCs, at cost	$28,362	Cost
Federal Home Loan Bank (FHLB) capital stock	3,449	Cost
Other	1,500	Amortized cost
Total other investments	33,311

Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	147,200	Equity

Business owned life insurance	53,289	Cash surrender value

Total investments - Other valuation methodologies	$233,800
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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of June 30, 2013 we have not determined that any amounts are unrecoverable.
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
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At June 30, 2013, our liability for unrecognized tax benefits approximated $4.8 million, and related accrued interest approximated $1.3 million.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of June 30, 2013 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At June 30, 2013, we held cash and liquid investments of approximately $323.8 million outside our insurance subsidiaries that were available for use without regulatory approval, $196.5 million of which was pledged as collateral for advances under our credit facility. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $311 million over the course of 2013 without the prior approval of state insurance regulators, $3 million of which was paid during the six months ended June 30, 2013. Ordinary dividends of $110 million were declared by our insurance subsidiaries in July, 2013. Additionally, we have requested approval for an extraordinary dividend of $5 million to be paid in the third quarter of 2013. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.
Operating Activities and Related Cash Flows
The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while claim payments for those policies are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities used cash flows of approximately $12.3 million and provided cash flows of approximately $32.7 million for the six months ended June 30, 2013 and 2012, respectively.
Operating cash flows for the six months ended June 30, 2013 and 2012 compare as follows:

(In millions)	Operating Cash Flow
Cash provided (used) by operating activities for the six months ended June 30, 2012	$33
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(29)
Increase in payments to reinsurers (2)	(2)
Decrease in losses paid, net of reinsurance recoveries (3)	20
Decrease in deposit contracts (4)	(6)
Decrease in cash received from net investment income (5)	(3)
Increase in cash paid for other expenses (6)	(6)
Increase in Federal and state income tax payments (7)	(15)
Net cash provided (used) by acquisitions (8)	(5)
Other amounts not individually significant, net	1
Cash provided (used) by operating activities for the six months ended June 30, 2013	$(12)

(1)	The reduction in premium receipts reflected lower premium volume written during the preceding twelve months.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The decrease in loss payments for the first six months of 2013 primarily reflected a smaller number of claims resolved with large indemnity payments. Loss payments were not isolated to any one state or to any specific risk groups. We have not seen evidence in our loss data that suggests the decrease in loss payments for the six-month period represents a change in loss trends and as such have not changed our loss assumptions for the current period.

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. As required by GAAP, receipts and disbursements for these contracts are not considered as receipts of premium or payments of losses, but rather are considered as deposits received or returned. These contracts do not constitute a significant business activity for us.

(5)	The decrease in cash received for investments primarily reflected a decrease in net investment income partially offset by timing differences of interest receipts between periods.

(6)	The increase in cash paid for other expenses was principally attributable to timing differences related to the settlement of certain operating liabilities and various operating expense payments.

(7)	The net increase in tax payments during 2013 primarily reflected the following:

•	A $20.6 million protective tax payment made in 2013 related to a dispute with the Internal Revenue Service (IRS), as discussed in further detail in this section under the heading "Taxes."

•
A $6.4 million decrease in the final tax payments made during 2013 for the prior fiscal year, partially offset by a $2.5 million increase in estimated tax payments during 2013 for the current fiscal year.

(8)
Net cash used by acquisitions reflected the payments of transaction costs, loss payments made by the acquired companies related to prior accident years, and normal expense payments of the acquired companies for which the timing of the payment differs from the recognition of the expense.

Operating cash flows for the six months ended June 30, 2012 and 2011 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the six months ended June 30, 2011	$53
Increase (decrease) in operating cash flows:
Increase in premium receipts (1)	6
Decrease in payments to reinsurers (2)	4
Increase in losses paid, net of reinsurance recoveries (3)	(28)
Increase in deposit contracts (4)	5
Decrease in cash received from net investment income (5)	(9)
Decrease in cash paid for other expenses (6)	10
Increase in Federal and state income tax payments (7)	(10)
Other amounts not individually significant, net	2
Cash provided by operating activities for the six months ended June 30, 2012	$33

(1)
The increase in premium receipts primarily reflected an increase in premium volume in 2012, particularly the volume of tail premium, excluding a volume decline in 2012 attributable to two-year term policies. Two year term policies affect gross written premium, but have little effect on timing of premium receipts since half of the written amount is billed in the second term. Tail policies are typically collected in the period written.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The increase in loss payments for the first six months of 2012 primarily reflected the resolution of a greater number of larger cases resulting in indemnity payments.

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. As required by GAAP, receipts and disbursements for these contracts are not considered as receipts of premium or payments of losses, but rather are considered as deposits received or returned. These contracts do not constitute a significant business activity for us.

(5)	The decrease in cash received for investments reflected a decrease in net investment income as well as timing differences of interest receipts between periods.

(6)	The decrease in cash paid for other expenses was principally attributable to non-recurring payments of APS integration costs, primarily compensation related, during 2011.

(7)	The net increase in tax payments primarily reflected:

•	Estimated tax payments in 2012 were higher as compared to 2011 by $8.9 million.

•	Federal tax refunds received in 2011 of $7.0 million

•
Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of federal tax return audits conducted by the Internal Revenue Service. The payments reduced tax liabilities recognized prior to January 1, 2011 and did not increase or decrease 2011 tax expense.

Reinsurance
We primarily use reinsurance to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, and to provide protection against losses in excess of policy limits. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement from the reinsurer for certain losses paid by us.
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
Taxes
In December 2012 we received a Notice of Proposed Adjustment (NOPA) from the IRS which disallows approximately $372 million of the combined loss and loss adjustment expense deductions taken for the 2009 and 2010 fiscal years and would thereby increase our current tax liability by approximately $130 million. We believe that our loss and loss adjustment expense deduction was computed in a manner consistent with tax law, our past practices, and the practices of other liability insurers, and we have begun the IRS appeals process. The proposed adjustment represents a temporary timing difference and impacts the timing of deductions, rather than their allowance, and would shift tax from deferred to current tax expense but would not increase total tax expense. Additional tax payments that might be made as a result of the NOPA would come out of our cash and investments and could impact future investment earnings, but, unless we are required to pay interest on past-due taxes, there would be no change to recorded tax expense. We have considered this matter in establishing our liability for uncertain tax matters. We do not know when a final resolution will be reached with the IRS, or the extent, if any, to which we might be required to accelerate our tax payments or the amount of interest, if any, we might be required to pay. In January 2013 we made a $20.6 million protective tax payment to the IRS in order to reduce potential interest assessments.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail under “Critical Accounting Estimates – Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).” We also have other direct actions against the company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities.

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of June 30, 2013:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$213,822	$8,427	$(1,383)	AA+	(2)	6%
U.S. Government-sponsored enterprise	56,925	3,732	(293)	AA+	(2)	1%
Total government	270,747	12,159	(1,676)	AA+	(2)	7%
State and Municipal Bonds
Pre-refunded	175,200	8,487	(19)	AA		4%
General obligation	352,500	17,481	(1,366)	AA+		8%
Special revenue	725,472	29,578	(5,728)	AA		18%
Total state and municipal bonds	1,253,172	55,546	(7,113)	AA		30%
Corporate Debt
Financial institutions	452,172	15,342	(4,305)	A		11%
Communications	124,153	3,817	(1,912)	BBB		3%
Utilities/Energy	301,024	13,905	(3,614)	BBB+		7%
Industrial	658,838	27,218	(6,472)	AA		16%
Other	10,705	224	(11)	A		<1%
Total corporate debt	1,546,892	60,506	(16,314)	A-		37%
Securities backed by:
Agency mortgages	257,490	9,843	(1,780)	AA+	(2)	6%
Non-agency mortgages	10,647	119	(213)	AA		<1%
Subprime home equity loans	6,825	64	(234)	BBB+		<1%
Alt -A mortgages	4,096	420	—	B		<1%
Agency commercial mortgages	44,449	822	(69)	AA+	(2)	1%
Other commercial mortgages	70,865	3,264	(260)	AAA		2%
Credit card loans	16,708	369	(11)	AAA		<1%
Automobile loans	37,098	128	(50)	AAA		1%
Other asset loans	15,444	64	(98)	AA		<1%
Total asset-backed securities	463,622	15,093	(2,715)	AA+		11%
Total fixed maturities	3,534,433	143,304	(27,818)	A+		85%
Equities
Financial	80,579	—	—			2%
Utilities/Energy	36,798	—	—			1%
Consumer oriented	63,149	—	—			2%
Technology	17,949	—	—			<1%
Industrial	38,241	—	—			1%
All Other	20,116	—	—			<1%
Total equities	256,832	—	—			6%
Short-Term	87,274	—	—			2%
Business-owned life insurance (BOLI)	53,289	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	147,200	—	—			4%
Investment in LPs, carried at NAV	44,549	—	—			1%
Total investment in unconsolidated subsidiaries	191,749	—	—			5%
Other Investments
FHLB capital stock	3,449	—	—			<1%
Investments in LP/LLCs, carried at cost	28,362	—	—			1%
Other	1,500	—	—			<1%
Total other investments	33,311	—	—			1%
Total Investments	$4,156,888	$143,304	$(27,818)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of June 30, 2013 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $80 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. In December 2012 we elected to partially fund our acquisition of Medmarc by borrowing $125 million from our existing credit facility on a fully secured basis as this allowed us to continue to hold rather than liquidate certain higher yielding securities. At June 30, 2013, $25 million of the credit facility remains available for use. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2013 was 4.0 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities and cash was 3.9 years. Net unrealized gains related to our fixed income securities decreased approximately $108.2 million during the six months ended June 30, 2013. As interest rates have improved, the value of our fixed income securities have declined.
The carrying value of our equities portfolio increased $54.2 million during the six months ended June 30, 2013. The fair value of the equity portfolio obtained from the acquisition of Medmarc was approximately $31.0 million. The remaining increase was primarily attributable to market appreciation.
The carrying value of our tax credit partnerships was approximately $147.2 million at June 30, 2013 and $87.3 million at December 31, 2012. Carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. These investments are comprised of separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. We fund these investments based on funding schedules maintained by the partnerships. We funded approximately $32.3 million during the six months ended June 30, 2013, and $23.5 million during the six months ended June 30, 2012. Approximately $53.6 million and $20.5 million of our total commitments to the tax credit partnerships had not yet been funded as of June 30, 2013 and December 31, 2012, respectively.
During the six months ended June 30, 2013, on a net basis, we increased our investments in investment fund LPs/LLCs by approximately $11.8 million. During the six months ended June 30, 2012, net distributions from the LPs/LLCs reduced our investments in investment fund LPs/LLCs by approximately $0.9 million. As of June 30, 2013, we had unfunded commitments to investment fund LPs/LLCs of $126.5 million. The remaining commitments will be paid over a period of approximately 5 years as requested by the fund managers.
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
Our debt securities at June 30, 2013 included $198.7 million (5% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European.
Our investments outside of Europe, and particularly our financial sector investments, could also be negatively affected by a significant European economic crisis. At June 30, 2013 we held non-European financial sector debt securities of approximately $378.6 million.
Our reinsurers typically operate globally and two of our largest reinsurers are domiciled in Europe. Many of our reinsurers have large investment portfolios which may be linked directly or indirectly to the European economy.

Acquisitions
We acquired IND on November 30, 2012 through a conversion from a reciprocal exchange to a stock insurance company. IND, which had net earned premium for the 2012 calendar year of approximately $9.4 million, primarily provides medical professional liability insurance to physicians. We acquired Medmarc effective January 1, 2013 through a sponsored demutualization. Medmarc is an underwriter of products liability insurance for medical technology and life sciences companies and also underwrites a book of legal professional liability insurance. Medmarc had net earned premium for the 2012 calendar year of $30.0 million, of which $20.9 million related to medical technology and life sciences corporate liability coverages, and $9.1 million related to legal professional liability coverages. A gain was recognized on the acquisition of Medmarc of $35.5 million as the estimated fair value of net assets acquired exceeded the purchase consideration given. Note 2 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding acquisitions.
Financing Activities and Related Cash Flows
Treasury Shares
We did not repurchase any common shares during the six months ended June 30, 2013 or 2012. At June 30, 2013, approximately $135.1 million of Board authorizations for the repayment of debt or repurchase of common shares remained available for use.
Shareholder Dividends
Our Board of Directors declared quarterly cash dividends of $0.25 per share in each of the first two quarters of 2013 and $0.125 per share in the same respective quarters of 2012. Dividends declared totaled $30.8 million during the first six months of 2013 and $15.3 million during the first six months of 2012. Our normal practice is to pay dividends in the month following the quarter in which they were declared. Payment of our fourth quarter 2012 dividend that would normally have been paid in January 2013 was accelerated and paid in December 2012. Consequently, dividends paid during the first six months of 2013 of $15.3 million reflected payment of only one quarterly dividend, whereas dividends paid during the first six months of 2012 of $15.3 million reflected payment of two quarterly dividends. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
We have a revolving credit agreement that allows us to borrow up to $150 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The agreement expires April 15, 2016. At June 30, 2013 and December 31, 2012 we had borrowed $125 million under the agreement, on a fully secured basis. The borrowing at June 30, 2013 is repayable in September 2013, but repayment can be deferred until expiration of the credit agreement.
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

Overview of Results–Three and Six Months Ended June 30, 2013 and 2012
Net Income and Operating Income

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2013	2012	2013	2012
Net income	$50.5	$58.5	$163.3	$114.1
Operating income	$44.9	$59.5	$104.9	$107.7

Net income per diluted share	$0.81	$0.95	$2.63	$1.85
Operating income per diluted share	$0.72	$0.96	$1.69	$1.74
Net income and Operating income both reflect a reduction as compared to 2012 because favorable loss development recognized was lower in 2013 than in 2012 ($21.6 million lower for the three-month period and $15.9 million lower for the six-month period). The effect of the lower favorable development on Net income was partially offset for the three-month period and more than offset for the six-month period by greater amounts of net realized investment gains. Net income for the 2013 six-month period additionally included a non-taxable gain on our acquisition of Medmarc of $35.5 million. Operating income is a non-GAAP financial measure and does not include net realized investment gains or the acquisition gain. A reconciliation of Operating income to Net income follows under the header "Non-GAAP Financial Measures".
Results for the three and six months ended June 30, 2013 and 2012 compare as follows:
Revenues
Net premiums earned decreased during the 2013 three- and six-month periods by approximately $0.9 million or 0.7% and $3.0 million or 1.1%, respectively. Our acquisitions of Medmarc and IND contributed $9.9 million and $20.1 million of additional net premiums earned during the 2013 three- and six-month periods, respectively. In addition, reductions to ceded premium attributable to the favorable emergence of losses ceded to our reinsurers under the variable components of our reinsurance arrangements were approximately $0.7 million and $5.5 million greater for the 2013 three- and six-month periods, respectively. These increases to net earned premium were more than offset by a reduced amount of premium from tail policies in 2013, and premium losses attributable to non-renewals that were greater than premium gains from new business in 2013.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $2.0 million or 6.2% and $1.5 million or 2.4% for the 2013 three- and six-month periods, respectively. Net investment income decreased during the 2013 three- and six-month periods primarily due to lower yields on our fixed income portfolio, partially offset by increased earnings from our equities portfolio. Earnings from unconsolidated subsidiaries decreased during the 2013 three-month period due to increased amortization from our tax credit partnerships and increased during the six-month period due to stronger earnings from investment LPs, primarily during the first quarter of 2013.
Net realized investment gains in the 2013 three- and six-month periods, respectively, were approximately $10.0 million and $26.0 million higher than in the same respective periods of 2012. The change was principally attributable to an increase in our average equity trading portfolio investment and improved stock market yields.
Expenses
The calendar year net loss ratio for the 2013 three-month period was 54.2%, a 17.6 percentage point increase as compared to 2012, and was 48.4% for the 2013 six-month period, a 4.3 percentage point increase as compared to 2012. Both increases were principally attributable to the emergence of favorable loss development in 2013 which was lower as compared to 2012 by $21.6 million for the three-month period and $15.9 million for the six-month period. Our current accident year net loss ratio increased by 1.3 percentage points for the 2013 three-month period and decreased by 1.3 percentage points for the 2013 six-month period.
Our underwriting expense ratio decreased 0.2 percentage points and increased 1.2 percentage points for the 2013 three- and six-month periods. The expense ratio for both the quarter and year-to-date period are impacted by a number of factors that potentially distort a run rate expense ratio. In particular, the reduction in ceded premiums related to prior accident years and the effect of purchase accounting on the reported expenses of acquired companies had an impact on our ratio in 2013.

Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 18.2 and 6.2 percentage points in the 2013 three- and six-month periods, respectively. The three-month period primarily reflected a higher net loss ratio partially offset by a lower investment ratio in 2013. The six-month period reflected a higher net loss ratio and a higher expense ratio, partially offset by a lower investment ratio in 2013.
Return on equity was 8.6% and 11.1% in the 2013 three- and six-month periods, respectively, and 10.4% and 10.3% in the same respective periods of 2012. Our calculation of return on equity for the 2013 six-month period excluded the effect of the $35.5 million gain on acquisition.
Book Value per Share
Our book value per share at June 30, 2013 as compared to December 31, 2012 is shown in the following table. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2012	$36.85
Increase (decrease) to book value per share during the six months ended June 30, 2013 attributable to:
Dividends declared	(0.50)
Net income	2.64
Decline in accumulated other comprehensive income	(1.14)
Other	(0.06)
Book Value Per Share at June 30, 2013	$37.79

Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments, a gain recognized as the result of an acquisition and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2013	2012	2013	2012
Net income	$50,451	$58,453	$163,301	$114,098
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(8,471)	1,548	(35,151)	(9,130)
Guaranty fund assessments (recoupments)	(23)	(1)	(23)	(25)
Gain on Acquisition	—	—	(35,492)	—
Effect of confidential settlements, net	—	—	—	(714)
Pre-tax effect of exclusions	(8,494)	1,547	(70,666)	(9,869)

Tax effect, at 35%, exclusive of non-taxable gain on acquisition, see note below	2,973	(541)	12,311	3,454

Operating income	$44,930	$59,459	$104,946	$107,683
Per diluted common share:
Net income	$0.81	$0.95	$2.63	$1.85
Effect of exclusions	(0.09)	0.01	(0.94)	(0.11)
Operating income per diluted common share	$0.72	$0.96	$1.69	$1.74
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Results of Operations – Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30			Six Months Ended June 30
($ in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Revenues:
Net premiums earned	$130,352	$131,266	$(914)	$264,930	$267,925	$(2,995)
Net investment income	33,267	34,510	(1,243)	65,393	68,003	(2,610)
Equity in earnings (loss) of unconsolidated subsidiaries	(2,972)	(2,227)	(745)	(3,195)	(4,293)	1,098
Net investment result	30,295	32,283	(1,988)	62,198	63,710	(1,512)
Net realized investment gains (losses)	8,471	(1,548)	10,019	35,151	9,130	26,021
Other income	1,687	1,868	(181)	3,500	3,675	(175)
Total revenues	170,805	163,869	6,936	365,779	344,440	21,339

Expenses:
Losses and loss adjustment expenses	77,379	55,132	22,247	138,266	133,437	4,829
Reinsurance recoveries	(6,770)	(7,048)	278	(10,031)	(15,154)	5,123
Net losses and loss adjustment expenses	70,609	48,084	22,525	128,235	118,283	9,952
Underwriting, policy acquisition and operating expenses	34,959	35,405	(446)	72,244	69,803	2,441
Interest expense	392	826	(434)	763	1,651	(888)
Total expenses	105,960	84,315	21,645	201,242	189,737	11,505

Gain on acquisition	—	—	—	35,492	—	35,492

Income before income taxes	64,845	79,554	(14,709)	200,029	154,703	45,326

Income taxes	14,394	21,101	(6,707)	36,728	40,605	(3,877)

Net income	$50,451	$58,453	$(8,002)	$163,301	$114,098	$49,203

Earnings per share:
Basic	$0.82	$0.95	$(0.13)	$2.64	$1.86	$0.78
Diluted	$0.81	$0.95	$(0.14)	$2.63	$1.85	$0.78

Net loss ratio	54.2%	36.6%	17.6	48.4%	44.1%	4.3
Underwriting expense ratio	26.8%	27.0%	(0.2)	27.3%	26.1%	1.2
Combined ratio	81.0%	63.6%	17.4	75.7%	70.2%	5.5
Operating ratio	55.5%	37.3%	18.2	51.0%	44.8%	6.2
Effective tax rate	22.2%	26.5%	(4.3)	18.4%	26.2%	(7.8)
Return on equity*	8.6%	10.4%	(1.8)	11.1%	10.3%	0.8
* Annualized. Gain on acquisition is excluded from this calculation.
In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums Written
Changes in our premium volume are driven by four primary factors: (1) the amount of new business generated both as a result of acquisitions and through our existing books of business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. In addition, premium volume can also be affected by shifts in the timing of renewals between periods. The healthcare professional liability market remains competitive as a result of physicians joining hospitals or larger group practices and thus no longer purchasing insurance in the standard market. In addition some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Gross premiums written	$122,816	$102,228	$20,588	20.1%	$286,025	$272,676	$13,349	4.9%
Ceded premiums written	(12,696)	(10,358)	(2,338)	22.6%	(25,853)	(22,808)	(3,045)	13.4%
Net premiums written	$110,120	$91,870	$18,250	19.9%	$260,172	$249,868	$10,304	4.1%
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Gross premiums written:
Professional liability
Physicians:
Twelve month term	$75,457	$72,250	$3,207	4.4%	$192,373	$198,223	$(5,850)	(3.0%)
Twenty-four month term	8,712	1,545	7,167	>100%	15,145	7,594	7,551	99.4%
Total Physicians	84,169	73,795	10,374	14.1%	207,518	205,817	1,701	0.8%
Other healthcare providers	9,738	10,343	(605)	(5.8%)	21,221	22,350	(1,129)	(5.1%)
Healthcare facilities	7,736	8,196	(460)	(5.6%)	15,321	15,272	49	0.3%
Legal professionals	7,136	3,918	3,218	82.1%	15,190	9,617	5,573	57.9%
Tail coverages	4,247	5,644	(1,397)	(24.8%)	10,575	18,841	(8,266)	(43.9%)
Total professional liability	113,026	101,896	11,130	10.9%	269,825	271,897	(2,072)	(0.8%)
Medical technology and life sciences products liability	9,394	—	9,394	nm	15,289	—	15,289	nm
Other	396	332	64	19.3%	911	779	132	16.9%
Total	$122,816	$102,228	$20,588	20.1%	$286,025	$272,676	$13,349	4.9%
Our gross written premium in the above table for the three and six months ended June 30, 2013 includes premium contributed by entities acquired subsequent to June 30, 2012 as follows:

	June 30, 2013
($ in thousands)	Three Months	Six Months
Gross premiums written:
Professional liability
Physicians, twelve month term	$1,690	$5,166
Legal professionals	2,705	5,433
Total professional liability	4,395	10,599
Medical technology and life sciences products liability	9,394	15,289
Total	$13,789	$25,888

Physician policies were our greatest source of premium revenues in both 2013 and in 2012. Excluding the effects of retention and renewal pricing discussed below, our 2013 twelve month term physician premium volume reflected the following:

•	Acquisitions contributed premiums of approximately $1.7 million and $5.2 million to the three- and six-month periods, respectively.

•	We wrote new physician business of approximately $3 million and $8 million in the three- and six-month periods, respectively.

•	In an effort to more evenly distribute the workload associated with renewals, we shifted policy renewals of $3.3 million from the third quarter of 2013 to the second quarter of 2013.

•
A conversion of certain policies with a twelve month term to policies with a twenty-four month term offset the above increases by approximately $1.3 million during the 2013 three-month and six-month periods. The conversion affects only the timing of renewals and will have no impact on earned premium.

Our retention rate for our standard physician business was approximately 91% and 89% for the 2013 three- and six-month periods, respectively, as compared to 88% and 90% for the same respective periods of 2012. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.
The pricing of our renewed physician business averaged 1% higher than the expiring premiums during the 2013 three-month period and remained relatively flat during the 2013 six-month period. The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written; comparison of gross written premium between successive years reflects volume differences that have no effect on earned premium. When compared to 2013 expiring premium for twenty-four month term policies, our twenty-four month term premium increased during the second quarter of 2013 by approximately $2.6 million due to the conversion of certain twelve month policies discussed above; otherwise, our twenty-four month term premium remained relatively flat.
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. Approximately $0.3 million and $0.6 million of the decline in premium volume for these coverages during the 2013 three- and six-month periods, respectively, was attributable to the discontinuation of a program that offered coverage to optometrists.
Our healthcare facilities premium, which includes hospitals, surgery centers and other facilities, remained relatively flat in 2013.
The increase in legal professionals premium for 2013 is principally attributable to our acquisition of Medmarc. Our legal professionals policies are offered throughout the United States, principally through agent and brokerage arrangements.
We offer extended reporting endorsement or “tail” coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. The decrease in tail premium for the six-month period of 2013 was principally due to a large single custom policy issued in the first quarter of 2012 for which there was no counterpart in 2013.
All medical technology and life sciences products liability premium is attributable to our acquisition of Medmarc. Our medical technology and life sciences products liability (products liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products.

Ceded Premiums Written
Ceded premiums written compared as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Ceded premiums written, exclusive of separately listed items below	$1,117	$1,675	$(558)	(33.3%)	$5,623	$5,889	$(266)	(4.5%)
Primary reinsurance arrangements (1)	4,733	4,864	(131)	(2.7%)	10,536	12,774	(2,238)	(17.5%)
Ascension Health Certitude program (2)	4,813	4,779	34	0.7%	7,629	5,153	2,476	48.0%
Fronting arrangements with large healthcare groups (3)	966	1,890	(924)	(48.9%)	3,382	1,842	1,540	83.6%
Quota share program begun in 2013 with agent-affiliated captive (4)	1,081	—	1,081	nm	1,081	—	1,081	nm
Reduction in premiums owed under reinsurance agreements, prior accident years (5)	(3,500)	(2,850)	(650)	22.8%	(8,330)	(2,850)	(5,480)	>100%
Premiums ceded associated with acquired entities (6)	3,486	—	3,486	nm	5,932	—	5,932	nm
Total ceded premiums written	$12,696	$10,358	$2,338	22.6%	$25,853	$22,808	$3,045	13.4%
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
Ceded premiums for the three and six months ended June 30, 2013 and 2012 compare as follows:

(1)
As discussed previously the premium that we cede under our reinsurance arrangements is determined, in part, by the losses ceded under these arrangements. In the three and six months ended June 30, 2013 we projected (estimated) lower losses for the ceded coverages which reduced our estimate of the ceded premium for the current accident year.

(2)
We share the risk of loss for policies written or renewed under the Ascension Health (Ascension) Certitude program with an Ascension affiliate under a quota share agreement. Growth in the program increased ceded premium in the three and six months ended June 30, 2013 as compared to the same respective periods of 2012.

(3)
We have entered into fronting arrangements with certain large healthcare groups. Under the arrangements we provide specified underwriting, claims and risk management services but cede a large portion of the risk of the coverages provided back to the group or affiliates of the group. Volume under such arrangements can vary between periods.

(4)
During the second quarter of 2013, we began a quota share arrangement under which we share the risk of loss with a captive insurer affiliated with one of our agents. The terms of the arrangement provide coverage for polices we wrote through the agent during the first quarter of 2013, and approximately $0.9 million of the ceded premium amount for both the three- and six-month periods shown in the table relates to those first quarter policies.

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance agreement are known. As a part of the process of estimating our loss reserves we also make estimates regarding the amounts recoverable under our reinsurance agreements. As previously discussed, the amounts ultimately owed under our reinsurance agreements are subject to the losses ceded under the agreements. In the three- and six-month periods of 2013 we decreased the expected losses and associated recoveries for prior year ceded losses, and this in turn resulted in a decrease to our estimate of premiums ceded under these treaties. In the three- and six-month periods of 2012 we reduced our estimate of premiums owed under reinsurance agreements for prior years. Decreases to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

(6)	The business written by Medmarc and IND is currently reinsured under separate reinsurance arrangements.

Ceded Premiums Ratio
The approximate effects of the principal components of the change in our ceded premiums ratio (ceded premiums written as a percentage of gross premiums written) are shown in the following table:

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
Ceded premiums ratio, excluding other listed factors (*)	0.9%	1.8%	(0.9)	3.0%	2.3%	0.7
Additional factors affecting ratio, see discussion above:
Primary reinsurance arrangements	4.9%	5.2%	(0.3)	3.9%	4.8%	(0.9)
Ascension Certitude program	4.2%	4.3%	(0.1)	2.5%	1.7%	0.8
Fronting arrangements with large healthcare groups	0.8%	1.6%	(0.8)	1.1%	0.6%	0.5
Quota share program begun in 2013 with agent-affiliated captive	0.9%	—%	0.9	0.1%	—%	0.1
Reduction in premiums owed under reinsurance agreements, prior accident years	(3.3%)	(2.8%)	(0.5)	(2.9%)	(1.0%)	(1.9)
Premiums ceded associated with acquired entities	1.9%	—%	1.9	1.3%	—%	1.3
Ceded premiums ratio, as reported	10.3%	10.1%	0.2	9.0%	8.4%	0.6

*	The change in our ceded premiums ratio, excluding other listed factors, primarily reflected changes in premium volume in our primary coverages.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Premiums earned	$140,972	$138,412	$2,560	1.8%	$284,504	$286,015	$(1,511)	(0.5%)
Premiums ceded	(10,620)	(7,146)	(3,474)	48.6%	(19,574)	(18,090)	(1,484)	8.2%
Net premiums earned	$130,352	$131,266	$(914)	(0.7%)	$264,930	$267,925	$(2,995)	(1.1%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we renew certain policies with a twenty-four month term, and certain of our medical technology and life sciences products liability policies carry a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements are fully earned in the period of change.
Gross premiums earned for both the 2013 three- and six-month periods reflected additional premiums contributed by acquisitions of approximately $13.2 million and $26.4 million, respectively, offset by the pro-rata effect of lower physician premiums written by our other subsidiaries during the preceding twelve months, including declines in tail premium of $1.6 million and $8.4 million, respectively. For the 2013 six-month period, lower physician premiums at our other subsidiaries more than offset additional premiums from acquisitions. Our 2013 gross earned premium for the three- and six-month periods includes approximately $8.3 million and $19.5 million, respectively, in gross earned premium associated with Medmarc and IND policies written prior to our acquisition of these operations. We expect Medmarc and IND policies written pre-acquisition to contribute gross earned premium of approximately $4.2 million and $1.4 million in the third and fourth quarters of 2013, respectively, and approximately $3.0 million in 2014 and beyond.
The increase in premiums ceded during the 2013 three- and six-month periods reflected contributions from our acquisitions of approximately $3.3 million and $6.3 million, respectively. Our Ascension and fronting arrangements also contributed to the increase in premiums ceded for the 2013 three- and six-month periods. These increases were partially offset by a greater ceded premium reduction related to prior accident years in 2013 as compared to 2012.

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
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Fixed maturities	$32,160	$34,093	$(1,933)	(5.7%)	$63,015	$67,363	$(4,348)	(6.5%)
Equities	2,422	1,608	814	50.6%	4,605	2,649	1,956	73.8%
Short-term investments and other invested assets	66	77	(11)	(14.3%)	514	498	16	3.2%
Business owned life insurance	439	461	(22)	(4.8%)	875	918	(43)	(4.7%)
Investment fees and expenses	(1,820)	(1,729)	(91)	5.3%	(3,616)	(3,425)	(191)	5.6%
Net investment income	$33,267	$34,510	$(1,243)	(3.6%)	$65,393	$68,003	$(2,610)	(3.8%)
Fixed Maturities
Our average investment in fixed maturities was flat for the 2013 three-month period and increased approximately 1% for the 2013 six-month period as compared to the same periods in 2012. In 2012 we repaid debt, paid a special dividend, and increased our allocations to other asset classes, all of which reduced the funds available for investment in our fixed portfolio. Yields for our fixed maturity portfolio were generally lower in 2013. In order to maintain the quality and duration of our portfolio, we must reinvest maturities, paydowns and proceeds from sales in our fixed income portfolio at yields that are lower than the average yield on our portfolio. The result is that while the size of our fixed income portfolio remains largely the same, it is, in the aggregate, generating lower income. Additionally, the yields on fixed maturity securities acquired in the Medmarc and IND transactions, after adjustment as required by GAAP purchase accounting rules, approximated market yields on the acquisition dates which lowered our 2013 average consolidated tax equivalent yield by approximately 12 and 17 basis points for the three- and six-month periods, respectively. Yields for the 2013 three- and six-month periods also reflected lower income from Treasury Inflation-Protected Securities of $0.5 million and $1.0 million, respectively. Average yields for our fixed maturity securities in 2013 and 2012 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Average income yield	3.8%	4.0%	3.7%	3.9%
Average tax equivalent income yield	4.3%	4.5%	4.3%	4.5%
Equities
Income from our equity portfolio increased in the 2013 three- and six-month periods as compared to the same periods in 2012 primarily reflecting an increase in average investment balances of approximately 86% and 78% in 2013, respectively. Given the challenge in finding compelling returns in the fixed income portfolio and the sensitivity of the value of the fixed income portfolio to rising interest rates, we have increased our allocation to dividend yielding equities and other non-fixed income investments.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
(In thousands)	2013	2012	Change	2013	2012	Change
Investment LPs	$432	$180	$252	$2,280	$770	$1,510
Business LLC interest	—	(182)	182	—	(728)	728
Tax credit partnerships	(3,404)	(2,225)	(1,179)	(5,475)	(4,335)	(1,140)
Equity in earnings (loss) of unconsolidated subsidiaries	$(2,972)	$(2,227)	$(745)	$(3,195)	$(4,293)	$1,098
We hold interests in certain LPs that generate earnings from trading portfolios and secured debt. The performance of the LPs is affected by the volatility of equity and credit markets.
Our business LLC interest was a non-controlling interest in a startup entity that proved unable to produce profits. We recognized quarterly our allocable portion of the losses reported by the LLC. During 2012, the carrying amount of our interest was reduced to zero, and we dissolved our interest in the entity in July 2013.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of project operating losses and tax credits. Our tax credit partnerships reduced our tax expenses by approximately $4.5 million and $8.9 million during the three and six months ended June 30, 2013, respectively, while we recognized $3.4 million and $5.5 million of pre-tax amortization (approximately $2.2 million and $3.6 million after tax) during the same respective periods on these investments as noted in the table above. During the three and six months ended June 30, 2012, our tax credit partnerships reduced our tax expenses by approximately $2.5 million and $5.1 million, respectively, while we recognized $2.2 million and $4.3 million of pre-tax amortization (approximately $1.4 million and $2.8 million after tax) during the same respective periods on these investments. The increase in tax credit partnership amortization during 2013 reflected the increasing maturity of the underlying projects; additionally the 2013 three-month period reflected the re-estimation of inception-to-date amortization of the partnership interests.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Net investment income, as reported for GAAP	$33,267	$34,510	$65,393	$68,003
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	4,708	4,606	9,630	9,290
BOLI	237	248	471	494
Dividends received	379	214	617	481
Pro forma tax-equivalent net investment income	38,591	39,578	76,111	78,268

Equity in earnings (loss) of unconsolidated subsidiaries, as reported for GAAP	(2,972)	(2,227)	(3,195)	(4,293)
Taxable equivalent adjustment, calculated using the 35% federal statutory tax rate:
Tax credit partnerships	6,881	3,818	13,761	7,861
Pro forma tax-equivalent equity in earnings (loss) of unconsolidated subsidiaries	3,909	1,591	10,566	3,568
Pro forma tax-equivalent investment results	$42,500	$41,169	$86,677	$81,836

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2013	2012	2013	2012
Other-than-temporary impairment losses, total:
State and municipal bonds	$(71)	$—	$(71)	$—
Residential mortgage-backed securities	$—	$(218)	$—	$(463)
Corporate debt	—	—	—	(830)
Other investments	—	—	—	(131)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	(201)	—	(201)
Net impairment losses recognized in earnings	(71)	(419)	(71)	(1,625)
Gross realized gains, available-for-sale securities	3,809	2,262	6,923	6,150
Gross realized (losses), available-for-sale securities	(890)	(89)	(965)	(183)
Net realized gains (losses), trading securities	6,043	(50)	8,832	727
Change in unrealized holding gains (losses), trading securities	(420)	(3,032)	20,432	4,905
Decrease (increase) in the fair value of liabilities carried at fair value	—	(220)	—	(844)
Net realized investment gains (losses)	$8,471	$(1,548)	$35,151	$9,130
All impairments of debt securities recognized during 2013 and 2012 were credit-related.
The impairment recognized as part of Other investments during the six months ended June 30, 2012 related to an interest in an LLC which we accounted for using the cost method. The LLC announced in 2011 that it planned to convert to a publicly traded investment fund and we impaired the investment to the NAV reported by the fund during the first quarter of 2012. The conversion occurred during the second quarter of 2012.
We substantially increased the size of our equity trading portfolio during the first quarter of 2013 and last three quarters of 2012. Unrealized trading portfolio gains in 2013 reflected both higher average balances and improved stock market valuations in 2013 as compared to 2012.
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

The following table summarizes calendar year net losses and net loss ratios for the three and six months ended June 30, 2013 and 2012 by separating losses between the current accident year and all prior accident years.

	Net Losses
	Three Months Ended June 30			Six Months Ended June 30
($ In millions)	2013	2012	Change	2013	2012	Change
Current accident year:
PRA all other	$101.3	$108.2	$(6.9)	$204.2	$225.8	$(21.6)
Acquisitions	7.8	—	7.8	15.6	—	15.6
Consolidated	$109.1	$108.2	$0.9	$219.8	$225.8	$(6.0)

Prior accident years:
PRA all other	$(38.5)	$(60.1)	$21.6	$(91.6)	$(107.5)	$15.9
Acquisitions	—	—	—	—	—	—
Consolidated	$(38.5)	$(60.1)	$21.6	$(91.6)	$(107.5)	$15.9

Calendar year:
PRA all other	$62.8	$48.1	$14.7	$112.6	$118.3	$(5.7)
Acquisitions	7.8	—	7.8	15.6	—	15.6
Consolidated	$70.6	$48.1	$22.5	$128.2	$118.3	$9.9
Our current accident year net loss ratios for the three and six months ended June 30, 2013 and 2012 compare as follows:

	Net Loss Ratios*
	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
Current accident year net loss ratio, excluding other listed factors (1)	85.4%	82.2%	3.2	84.9%	83.1%	1.8
Approximate effect attributable to:
Reduction in premiums owed under reinsurance agreements, prior accident years (2)	(2.6%)	(1.9%)	(0.7)	(3.0%)	(1.0%)	(2.0)
Tail coverages (3)	1.3%	2.1%	(0.8)	1.5%	2.2%	(0.7)
Effect attributable to acquisitions (4)	(0.4%)	—%	(0.4)	(0.4%)	—%	(0.4)
Current accident year net loss ratio, as reported	83.7%	82.4%	1.3	83.0%	84.3%	(1.3)
Prior accident year net loss ratio	(29.5%)	(45.8%)	16.3	(34.6%)	(40.2%)	5.6
Calendar year net loss ratio	54.2%	36.6%	17.6	48.4%	44.1%	4.3
* Net losses as specified divided by net premiums earned.

(1)
The increase in our current accident year net loss ratio reflected higher estimates of unallocated loss adjustment expenses for the 2013 three- and six-month periods, partially offset by loss reductions attributable to changes in the geographic mix of our risk exposures in 2013, primarily in the first quarter.

(2)
Net earned premium in the three- and six-month periods of both 2013 and 2012 was increased by reductions to premiums owed under reinsurance agreements for prior accident years (see the discussion of ceded premiums in the "Premiums Written" section). The reductions were greater in 2013 and had a more significant effect on the net loss ratio than in 2012.

(3)
Our average net loss ratio was increased in the three- and six-month periods of both 2013 and 2012 due to tail coverages because we expected higher losses for these coverages than for our other professional liability coverages; however, the effect was less in 2013 due to a smaller amount of earned premium from tail coverages as compared to 2012.

(4)
Loss ratios associated with the business we acquired from Medmarc and IND, particularly the products liability business, were lower than the average for our other business, which decreased our average current accident year net loss ratio for the three- and six-month periods of 2013 as compared to the same periods of 2012.

During the three and six months ended June 30, 2013 we recognized favorable gross loss development of $38.5 million and $91.6 million, respectively, related to previously established reserves within our retained layers of coverage (generally, $1 million and below) and $5.0 million and $11.9 million, respectively, related to our ceded coverage layers (generally, above $1 million). The reduction to gross losses in the ceded coverage layers was entirely offset by a corresponding reduction to loss recoveries. As discussed in our Form 10Q for the period ended March 31, 2013, given our increasing confidence in the underlying loss trends we recognized a higher level of favorable development in the first quarter of this year. Based upon additional observations coming out of our more detailed review performed during the second quarter we recognized a lower level of favorable development for the second quarter of 2013, and increased our reserve estimate for losses in excess of policy limits.
Development recognized for the 2013 three-month period principally related to accident years 2006 through 2011. Development recognized for the 2013 six-month period principally related to accident years 2005 through 2011. We have not recognized any development in 2013 related to the reserves acquired from Medmarc and IND.
We recognized net favorable loss development of $60.1 million and $107.5 million related to our retained layers of coverage during the three and six months ended June 30, 2012, respectively, primarily related to accident years 2004 through 2009. A detailed discussion of factors influencing our recognition of loss development recognized is included in the Critical Accounting Estimates section of Item 2, under the caption “Reserve for Losses and Loss Adjustment Expenses.”
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

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of the three and six months ended June 30, 2013 and 2012 underwriting, policy acquisition and operating expenses:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Underwriting, policy acquisition and operating expenses	$34,959	$35,405	$(446)	(1.3%)	$72,244	$69,803	$2,441	3.5%
The following table highlights the items affecting expenses in 2013 and 2012.

	Expense Increase (Decrease)
	2013 as compared to 2012
(In millions)	Three Months Ended June 30	Six Months Ended June 30
Expenses of operations from acquired entities*	$2.1	$4.6

Exclusive of acquisitions, amortization of deferred policy acquisition costs declined in 2013, principally due to lower earned premium	(0.9)	(2.8)

Overall increase in compensation costs (salaries and benefits, including stock-based compensation) during 2013	1.2	2.0

Other variations in discrete items:
Medmarc and IND transaction-related costs, principally professional fees and one time compensation costs	0.8	2.8
Compensation costs associated with employee relocation and severance principally related to the enhancement of our customer service capabilities in 2012. The increase for the three-month period is attributable to the finalization of accrued amounts in 2012.	0.6	(0.7)
Other compensation related expenses occurring in 2012	(1.8)	(1.4)
Recoveries received in 2012 related to the settlement of litigation	—	0.7

Increase in compensation costs allocated to ULAE or capitalized as deferred policy acquisition costs during 2013	(2.1)	(3.5)

Other variations not individually significant	(0.3)	0.7
Total change in expenses	$(0.4)	$2.4

*
The impact of purchase accounting related to deferred policy acquisition costs reduced the reported expenses by approximately $1.4 million and $3.4 million for the 2013 three- and six-month periods, respectively.

Underwriting Expense Ratio (the Expense Ratio)
The principal components of the change in our underwriting expense ratio are shown in the table below:

	Underwriting Expense Ratio
	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	Change	2013	2012	Change
Underwriting expense ratio, net of listed effects below (1)	28.1%	26.5%	1.6	28.0%	25.7%	2.3
Approximate effect of:
Ceded premiums reductions attributable to prior accident years (see discussion under Premiums Ceded)	(0.8%)	(0.6%)	(0.2)	(1.0%)	(0.2%)	(0.8)
Increase in compensation costs	1.0%	—%	1.0	0.9%	—%	0.9
Other variations in discrete items	0.7%	1.1%	(0.4)	1.2%	0.6%	0.6
Increase in compensation costs allocated to ULAE or capitalized as deferred policy acquisition costs	(1.7%)	—%	(1.7)	(1.5%)	—%	(1.5)
Acquisitions (2)	(0.5%)	—%	(0.5)	(0.3%)	—%	(0.3)
Underwriting expense ratio, as reported	26.8%	27.0%	(0.2)	27.3%	26.1%	1.2

(1)	Exclusive of other listed effects, the 2013 underwriting expense ratio increased for both the three- and the six-month periods, principally due to lower net earned premiums as compared to 2012.

(2)
The operating expenses of Medmarc and IND, exclusive of transaction costs, had a minor effect on our 2013 ratio as these entities also increased net premium earned. However, as previously discussed, recorded deferred policy acquisition cost amortization for these entities was lower in 2013 than would be considered normal due to the application of GAAP purchase accounting rules. Normalizing these costs would increase our ratio for the 2013 three- and six-month periods by approximately 1.1 and 1.2 percentage points, respectively.

Interest Expense
Interest expense declined during the three and six months ended June 30, 2013 as compared to the same periods in 2012 reflecting higher average outstanding debt in 2013 but a lower average rate. Approximately $125 million of debt was outstanding under our revolving credit agreement throughout the first six months of 2013 whereas long term debt instruments (all retired third quarter 2012) of approximately $50 million were outstanding throughout the first six months of 2012. No amount was outstanding under the credit agreement in the first six months of 2012, although fees and amortization were incurred.
Interest expense for the three and six months ended June 30, 2013 and 2012 is provided in the following table:

	Three Months Ended June 30			Six Months Ended June 30
(In thousands)	2013	2012	Change	2013	2012	Change
Revolving credit agreement (including fees and amortization)	$392	$159	$233	$755	$309	$446
Other debt instruments, principally long-term debt repaid in 2012	—	667	(667)	8	1,342	(1,334)
	$392	$826	$(434)	$763	$1,651	$(888)

Taxes
Factors affecting our effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(6.0%)	(5.3%)	(5.9%)	(5.6%)
Tax credits	(7.4%)	(4.0%)	(7.3%)	(4.2%)
Non-taxable gain on acquisition	—%	—%	(4.0%)	—%
Other	0.6%	0.8%	0.6%	1.0%
Effective tax rate	22.2%	26.5%	18.4%	26.2%
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both the three- and six-month periods of 2013 and 2012 were different from the statutory Federal income tax rate primarily because a portion of our investment income was tax-exempt and because we utilized tax credit benefits transferred from our tax credit partnership investments. The effective tax rate for the 2013 six-month period reflected a further difference attributable to non-taxable gain of $35.5 million included in net income during the first quarter of 2013.
Tax benefits recognized, related to the tax credits, approximated $4.5 million and $8.9 million for the three and six months ended June 30, 2013, respectively, as compared to $2.5 million and $5.1 million for the 2012 three- and six-month periods, respectively.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2013 and December 31, 2012. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	June 30, 2013
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$236	$232	$214	$209	$204
U.S. Government-sponsored enterprise obligations	59	58	57	55	53
State and municipal bonds	1,327	1,301	1,253	1,201	1,149
Corporate debt	1,647	1,607	1,547	1,484	1,424
Asset-backed securities	475	473	463	447	432
All fixed maturity securities	$3,744	$3,671	$3,534	$3,396	$3,262

Duration:
U.S. Treasury obligations	3.80	3.75	3.74	3.67	3.60
U.S. Government-sponsored enterprise obligations	2.73	2.80	2.88	2.87	2.84
State and municipal bonds	3.77	3.98	4.16	4.30	4.38
Corporate debt	4.17	4.19	4.17	4.11	4.03
Asset-backed securities	1.76	2.57	3.13	3.61	3.78
All fixed maturity securities	3.68	3.86	3.98	4.06	4.07

	December 31, 2012
Fair Value (in millions):
U.S. Treasury obligations	$210	$209	$206	$202	$197
U.S. Government-sponsored enterprise obligations	58	58	57	55	53
State and municipal bonds	1,269	1,258	1,220	1,170	1,122
Corporate debt	1,533	1,521	1,471	1,409	1,350
Asset-backed securities	498	499	494	481	466
All fixed maturity securities	$3,568	$3,545	$3,448	$3,317	$3,188

Duration:
U.S. Treasury obligations	2.92	2.89	2.84	2.77	2.70
U.S. Government-sponsored enterprise obligations	2.89	2.90	2.98	3.08	3.08
State and municipal bonds	3.78	3.91	4.06	4.17	4.26
Corporate debt	4.26	4.27	4.27	4.22	4.15
Asset-backed securities	1.81	1.82	2.35	3.06	3.66
All fixed maturity securities	3.65	3.70	3.81	3.93	4.01

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
ProAssurance’s cash and short-term investment portfolio at June 30, 2013 was on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2013, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $256 million at June 30, 2013 and $196 million at December 31, 2012, with the 2013 increase primarily attributable to acquisitions. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At June 30, 2013 the fair value of our investment in common stocks was $257 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.6% to $281 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.6% in the fair value of these securities to $232 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2013. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
The following table, which includes subsidiaries acquired January 1, 2013, presents the claims paying ratings of our core insurance subsidiaries as of June 18, 2013. NR indicates that the subsidiary has not been rated by the listed rating agency.

Rating Agency
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A+ (Superior)	A (Strong)	A3
ProAssurance Casualty Co.	A+ (Superior)	A (Strong)	A3
ProAssurance Specialty Insurance Company, Inc.	A+ (Superior)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A3
PACO Assurance Company, Inc.	A-(Excellent)	A (Strong)	NR
Noetic Specialty Insurance Company	A (Excellent)	A (Strong)	NR
Medmarc Casualty Insurance Company	A (Excellent)	A (Strong)	NR
Independent Nevada Doctors Insurance Company	NR	A (Strong)	NR
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (in thousands)
April 1 - 30, 2013	—	$—	—	$135,083
May 1 - 31, 2013	—	$—	—	$135,083
June 1 - 30, 2013	—	$—	—	$135,083
Total	—	$—	—
* In November 2010, the ProAssurance Board of Directors authorized $200 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to the Director Deferred Compensation Plan as amended and restated December 7, 2011

10.2
ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan which was included as an exhibit to ProAssurance's Current Report on Form 8-K filed with the SEC on May 14, 2013 and is incorporated herein by this reference

10.3
ProAssurance Corporation 2014 Annual Incentive Plan which was filed as an exhibit to the Definitive Proxy Statement for the Annual stockholders Meeting held on May 22, 2013 and is incorporated herein by this reference

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
August 5, 2013

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer
(Duly authorized officer and principal financial and accounting officer)