Form 10-Q
period 2013-09-30
PROASSURANCE CORP
filed 2013-11-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2013, there were 61,673,933 shares of the registrant’s common stock outstanding.

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

Additional risks that could adversely affect the merger of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), Independent Nevada Doctors Insurance Exchange (IND), merged into ProAssurance Casualty Company effective October 1, 2013, and Eastern Insurance Holdings, Inc. (Eastern) into ProAssurance, include but are not limited to the following:

•
the outcome of any potential claims asserted by either the policyholders or shareholders of any of these acquired entities relating to payments or other issues associated with the acquisition of the entities and subsequent mergers into ProAssurance;

•	the businesses of ProAssurance and Medmarc, ProAssurance and IND or ProAssurance and Eastern may not be integrated successfully, or such integration may take longer to accomplish than expected;

•	cost savings from the transactions may not be fully realized or may take longer to realize than expected;

•	operating costs, customer loss and business disruption following one or all transactions, including adverse effects on relationships with employees, may be greater than expected;

•	there may be restrictions on our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	governmental approvals of the Eastern merger may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger;

•	the board of directors of Eastern may withdraw its recommendation and support a competing acquisition proposal; and

•	Eastern's shareholders may fail to approve the merger.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,104,248 and $3,224,332, respectively	$3,212,057	$3,447,999
Equity securities, trading, at fair value; cost, $211,188 and $187,891, respectively	249,699	202,618
Short-term investments	115,946	71,737
Business owned life insurance	53,922	52,414
Investment in unconsolidated subsidiaries	189,590	121,049
Other investments	36,459	31,085
Total Investments	3,857,673	3,926,902
Cash and cash equivalents	279,051	118,551
Premiums receivable	131,179	106,312
Receivable from reinsurers on paid losses and loss adjustment expenses	6,934	4,517
Receivable from reinsurers on unpaid losses and loss adjustment expenses	249,720	191,645
Prepaid reinsurance premiums	24,348	13,404
Deferred policy acquisition costs	30,245	23,179
Deferred tax asset	1,341	—
Real estate, net	41,373	41,502
Intangible assets	52,880	53,225
Goodwill	161,115	163,055
Other assets	127,973	234,286
Total Assets	$4,963,832	$4,876,578
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,148,112	$2,054,994
Unearned premiums	281,568	233,861
Reinsurance premiums payable	37,507	45,591
Total Policy Liabilities	2,467,187	2,334,446
Deferred tax liability	—	14,585
Other liabilities	123,284	131,967
Long-term debt, at amortized cost	—	125,000
Total Liabilities	2,590,471	2,605,998
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,092,164 and 61,867,034 shares issued, respectively	621	619
Additional paid-in capital	347,547	341,780
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $37,733 and $78,284, respectively	70,073	145,380
Retained earnings	1,963,140	1,782,857
	2,381,381	2,270,636
Treasury shares, at cost, 418,240 shares and 243,530 shares, respectively	(8,020)	(56)
Total Shareholders’ Equity	2,373,361	2,270,580
Total Liabilities and Shareholders’ Equity	$4,963,832	$4,876,578

See accompanying notes.    5

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2012	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
Common shares reacquired	—	—	—	—	(7,964)	(7,964)
Common shares issued for compensation	—	2,807	—	—	—	2,807
Share-based compensation	—	6,930	—	—	—	6,930
Net effect of restricted and performance shares issued and stock options exercised	2	(3,970)	—	—	—	(3,968)
Dividends to shareholders	—	—	—	(46,375)	—	(46,375)
Other comprehensive income (loss)	—	—	(75,307)	—	—	(75,307)
Net income	—	—	—	226,658	—	226,658
Balance at September 30, 2013	$621	$347,547	$70,073	$1,963,140	$(8,020)	$2,373,361

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	$346	$538,625	$130,037	$1,699,853	$(204,408)	$2,164,453
Common shares issued for compensation	—	2,213	—	—	—	2,213
Share-based compensation	—	6,381	—	—	—	6,381
Net effect of restricted and performance shares issued and stock options exercised	1	(3,748)	—	—	—	(3,747)
Dividends to shareholders	—	—	—	(23,005)	—	(23,005)
Other comprehensive income (loss)	—	—	28,899	—	—	28,899
Net income	—	—	—	174,204	—	174,204
Balance at September 30, 2012	$347	$543,471	$158,936	$1,851,052	$(204,408)	$2,349,398

See accompanying notes.    6

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Net premiums earned	$133,598	$127,125	$398,528	$395,050
Net investment income	33,889	33,910	99,282	101,912
Equity in earnings (loss) of unconsolidated subsidiaries	(305)	211	(3,500)	(4,082)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	—	(142)	(71)	(1,566)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	—	—	(201)
Net impairment losses recognized in earnings	—	(142)	(71)	(1,767)
Other net realized investment gains (losses)	12,500	13,361	47,721	24,115
Total net realized investment gains (losses)	12,500	13,219	47,650	22,348
Other income	1,804	1,529	5,305	5,207

Total revenues	181,486	175,994	547,265	520,435

Expenses
Losses and loss adjustment expenses	65,619	63,675	203,885	197,112
Reinsurance recoveries	(3,982)	(7,054)	(14,013)	(22,208)
Net losses and loss adjustment expenses	61,637	56,621	189,872	174,904
Underwriting, policy acquisition and operating expenses	33,348	33,280	105,592	103,083
Interest expense	322	350	1,085	2,002
Loss on extinguishment of debt	—	2,163	—	2,163

Total expenses	95,307	92,414	296,549	282,152

Gain on acquisition	494	—	35,986	—

Income before income taxes	86,673	83,580	286,702	238,283

Provision for income taxes
Current expense (benefit)	12,687	19,017	36,902	56,612
Deferred expense (benefit)	10,629	4,457	23,142	7,467
Total income tax expense (benefit)	23,316	23,474	60,044	64,079

Net income	$63,357	$60,106	$226,658	$174,204

Other comprehensive income (loss), after tax, net of reclassification adjustments	(4,989)	18,885	(75,307)	28,899

Comprehensive income (loss)	$58,368	$78,991	$151,351	$203,103

Earnings per share:
Basic	$1.02	$0.98	$3.67	$2.84
Diluted	$1.02	$0.97	$3.65	$2.82

Weighted average number of common shares outstanding:
Basic	61,844	61,349	61,793	61,281
Diluted	62,108	61,875	62,040	61,804

Cash dividends declared per common share	$0.25	$0.13	$0.75	$0.38

See accompanying notes.    7

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2013	2012
Operating Activities
Net income	$226,658	$174,204
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	34,364	28,280
Loss (gain) on extinguishment of debt	—	2,163
Gain on acquisition	(35,986)	—
Net realized investment gains	(47,650)	(22,348)
Share-based compensation	6,930	6,381
Deferred income taxes	23,142	7,467
Policy acquisition costs, net amortization (net deferral)	(7,066)	1,584
Other	(8,367)	(2,423)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(21,881)	(4,984)
Reinsurance related assets and liabilities	(1,510)	11,767
Other assets	(34,016)	(5,217)
Reserve for losses and loss adjustment expenses	(104,387)	(94,224)
Unearned premiums	23,574	6,506
Other liabilities	(29,844)	(47,800)
Net cash provided (used) by operating activities	23,961	61,356
Investing Activities
Purchases of:
Fixed maturities, available for sale	(406,152)	(533,780)
Equity securities, trading	(73,292)	(84,008)
Other investments	(7,926)	(9,539)
Funding of tax credit limited partnerships	(58,801)	(29,458)
(Investment in) distributions from unconsolidated subsidiaries, net	(1,073)	(6,451)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	782,612	666,054
Equity securities, trading	95,658	33,343
Other investments	2,352	588
Net sales or maturities (purchases) of short-term investments	(43,434)	(48,230)
Cash received from acquisitions	22,780	—
Unsettled security transactions, net	(2,744)	3,399
Cash received (paid) for other assets	(8,253)	(5,651)
Net cash provided (used) by investing activities	301,727	(13,733)

See accompanying notes.    8

	Nine Months Ended September 30
	2013	2012
Financing Activities
Repayment of long-term debt	(125,000)	(57,660)
Repurchase of common stock	(1,990)	—
Dividends to shareholders	(30,842)	(22,922)
Other	(7,356)	218
Net cash provided (used) by financing activities	(165,188)	(80,364)
Increase (decrease) in cash and cash equivalents	160,500	(32,741)
Cash and cash equivalents at beginning of period	118,551	130,400
Cash and cash equivalents at end of period	$279,051	$97,659

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$153,700	$—

See accompanying notes.    9

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2012 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2013 for recognition or disclosure in its financial statements and notes to financial statements.
Stock Split
In 2012, the Board of Directors of ProAssurance Corporation (the Board) declared a two-for-one split of ProAssurance common shares which was effected December 27, 2012 in the form of a stock dividend. All share and per share information provided in this report reflects the effect of the split for all periods presented.
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
Income Taxes-Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
Effective for fiscal years beginning after December 15, 2013, the FASB issued guidance related to the financial statement presentation of unrecognized tax benefits. The new guidance requires an entity to present unrecognized tax benefits as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or tax credit carryforward except in circumstances where the relevant taxing authority does not permit offset or does not require offset and the entity does not intend to use the deferred tax asset for offset. The guidance requires prospective application for all unrecognized tax benefits that exist as of the effective date, but may be applied retrospectively. ProAssurance plans to adopt the guidance prospectively beginning January 1, 2014. Adoption of this guidance is expected to have no effect on ProAssurance's results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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
September 30, 2013

2. Acquisitions
All entities acquired in 2013 and 2012 were accounted for in accordance with GAAP relating to business combinations.
On January 1, 2013, ProAssurance completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), through a sponsored demutualization. Medmarc is based in Chantilly, Virginia and provides products liability insurance for medical technology and life sciences companies and also provides legal professional liability insurance. ProAssurance acquired Medmarc for cash of $153.7 million, including the funding of future policy credits for eligible members of $7.5 million. ProAssurance transferred all of the cash required to complete the transaction to a third-party conversion agent for the benefit of Medmarc eligible members on December 27, 2012; the deposit was classified as a part of Other Assets at December 31, 2012. ProAssurance incurred expenses related to the purchase of approximately $2.3 million during the first nine months of 2013 and approximately $1.0 million during the year ended December 31, 2012. These expenses were included as a part of operating expenses in the periods incurred.
During 2012, ProAssurance completed an acquisition of a reciprocal exchange that converted to a stock insurance company upon acquisition. The acquisition was not material to ProAssurance.
The purchase consideration for Medmarc was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, as shown in the table below. The purchase consideration was less than the estimated fair value of the net assets acquired resulting in a gain on the acquisition of $36.0 million, including $0.5 million recognized during the third quarter of 2013 due to the redetermination of pre-acquisition tax liabilities. ProAssurance believes it was able to acquire Medmarc for less than the fair value of its net assets due to Medmarc's declining premium base and its small capital position relative to other insurers in the medical technology and life sciences products liability insurance market.

(In thousands)
Fixed maturities, available for sale	$269,529
Equity securities, trading	30,976
Cash and short-term investments	24,008
Other investments	5,340
Premiums receivable	2,986
Receivable from reinsurers on unpaid losses and LAE	73,107
Intangible assets	3,630
Other assets	14,614
Reserve for losses and loss adjustment expenses	(201,072)
Unearned premiums	(16,937)
Deferred tax liabilities	(1,262)
Other liabilities	(15,233)
Fair value of net assets acquired	$189,686
Gain on Acquisition	(35,986)
Total purchase consideration	$153,700
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

The following table provides Pro Forma Consolidated Results for the three and nine months ended September 30, 2013 and 2012 as if the Medmarc transaction had occurred on January 1, 2012. ProAssurance Actual Consolidated Results have been adjusted by the following, net of related tax effects, to reflect the Pro Forma Consolidated Results below.

•
For the three and nine months ended September 30, 2012, the ProAssurance 2012 Actual Consolidated Results did not include Medmarc, and have been adjusted to include Medmarc's 2012 operating results. ProAssurance Actual Consolidated Results for the three and nine months ended September 30, 2013 included Medmarc operating results (Revenue of $10.4 million and $33.2 million, respectively, and Earnings of $1.9 million and $6.4 million, respectively).

•
Certain costs included in ProAssurance actual results for the three and nine months ended September 30, 2013 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for the three and nine months ended September 30, 2012. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Medmarc operations.

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

•
Earnings for the three and nine months ended September 30, 2012, were reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Medmarc purchase price allocation.

•
The gain on the acquisition of $0.5 million and $36.0 million that was included in ProAssurance Actual Consolidated Results for the three and nine months ended September 30, 2013, respectively, has been reported in the Pro Forma Consolidated Results as being recognized during the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$181,486	$181,486	$547,265	$547,265
Earnings	$62,603	$63,357	$189,593	$226,658

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$186,571	$175,994	$551,532	$520,435
Earnings	$62,678	$60,106	$214,361	$174,204

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

	September 30, 2013
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$176,548	$—	$176,548
U.S. Government-sponsored enterprise obligations	—	36,374	—	36,374
State and municipal bonds	—	1,182,087	5,025	1,187,112
Corporate debt, multiple observable inputs	—	1,372,499	—	1,372,499
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	—	—
Other corporate debt, NRSRO ratings available	—	—	9,853	9,853
Other corporate debt, NRSRO ratings not available	—	—	881	881
Residential mortgage-backed securities	—	247,883	—	247,883
Agency commercial mortgage-backed securities	—	31,366	—	31,366
Other commercial mortgage-backed securities	—	66,031	—	66,031
Other asset-backed securities	—	78,815	4,695	83,510
Equity securities
Financial	80,016	—	—	80,016
Utilities/Energy	32,515	—	—	32,515
Consumer oriented	64,330	—	—	64,330
Industrial	57,149	—	—	57,149
All other	15,689	—	—	15,689
Short-term investments	108,765	7,181	—	115,946
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	44,656	44,656
Total assets	$358,464	$3,198,784	$65,110	$3,622,358

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

	December 31, 2012
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$205,857	$—	$205,857
U.S. Government-sponsored enterprise obligations	—	56,947	—	56,947
State and municipal bonds	—	1,212,804	7,175	1,219,979
Corporate debt, multiple observable inputs	—	1,455,333	—	1,455,333
Corporate debt, limited observable inputs:
Private placement senior notes	—	—	346	346
Other corporate debt, NRSRO ratings available	—	—	13,835	13,835
Other corporate debt, NRSRO ratings not available	—	—	1,010	1,010
Residential mortgage-backed securities	—	289,850	—	289,850
Agency commercial mortgage-backed securities	—	59,464	—	59,464
Other commercial mortgage-backed securities	—	74,106	—	74,106
Other asset-backed securities	—	67,237	4,035	71,272
Equity securities
Financial	70,900	—	—	70,900
Utilities/Energy	31,383	—	—	31,383
Consumer oriented	51,100	—	—	51,100
Industrial	29,695	—	—	29,695
All other	19,540	—	—	19,540
Short-term investments	59,761	11,976	—	71,737
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	33,739	33,739
Total assets	$262,379	$3,433,574	$60,140	$3,756,093
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
September 30, 2013

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Level 3 Valuation Methodologies
State and municipal bonds consists of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At September 30, 2013 and December 31, 2012 all of these bonds were rated A- or better.
Corporate debt with limited observable inputs consists of certain corporate bonds and, at December 31, 2012, private placement senior notes guaranteed by large regional banks. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At September 30, 2013, the average rating of rated securities was A-.
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
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2013	September 30, 2013	December 31, 2012
Investments in LPs/LLCs:
Secured debt fund (1)	$27,800	$12,342	$—
Long equity fund (2)	None	5,813	—
Long/Short equity fund (3)	None	6,128	17,115
Non-public equity funds (4)	40,353	20,373	16,624
		$44,656	$33,739

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
September 30, 2013

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	September 30, 2013	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$5.0	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$10.7	$15.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.7	$4.0	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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

	September 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance June 30, 2013	$5,025	$11,359	$4,679	$44,549	$—	$65,612
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(1)	—	—	—	(1)
Equity in earnings of unconsolidated subsidiaries	—	—	—	1,301	—	1,301
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	(221)	16	—	—	(205)
Purchases	—	—	—	2,354	—	2,354
Sales	—	(503)	—	(3,548)	—	(4,051)
Transfers in	—	100	—	—	—	100
Transfers out	—	—	—	—	—	—
Balance September 30, 2013	$5,025	$10,734	$4,695	$44,656	$—	$65,110
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$1,301	$—	$1,301

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

	September 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2012	$7,175	$15,191	$4,035	$33,739	$—	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(103)	(17)	—	—	(120)
Equity in earnings of unconsolidated subsidiaries	—	—	—	3,582	—	3,582
Net realized investment gains (losses)	(44)	(69)	—	—	—	(113)
Included in other comprehensive income	—	(514)	(81)	—	—	(595)
Purchases	—	7,470	1,356	20,975	—	29,801
Sales	(2,106)	(1,368)	(18)	(13,640)	—	(17,132)
Transfers in	—	100	1,701	—	—	1,801
Transfers out	—	(9,973)	(2,281)	—	—	(12,254)
Balance September 30, 2013	$5,025	$10,734	$4,695	$44,656	$—	$65,110
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$3,582	$—	$3,582

	September 30, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance June 30, 2012	$7,175	$10,510	$1,795	$24,028	$—	$43,508
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Equity in earnings of unconsolidated subsidiaries	—	—	—	419	—	419
Net realized investment gains (losses)	—	14	—	—	—	14
Included in other comprehensive income	—	15	25	—	—	40
Purchases	—	6,978	4,939	7,032	—	18,949
Sales	—	(1,051)	(1,118)	—	—	(2,169)
Transfers in	—	9,220	—	—	—	9,220
Transfers out	—	(1,920)	(1,616)	—	—	(3,536)
Balance September 30, 2012	$7,175	$23,766	$4,025	$31,479	$—	$66,445
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$419	$—	$419

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and nine months ended September 30, 2013 or 2012.
Transfers shown in the preceding Level 3 Tables are as of the end of the period and were to or from Level 2, unless otherwise noted.
The transfers of Other investments reported in the Level 3 Tables for the nine months ended September 30, 2012 related to an interest in an LLC. The LLC converted into a publicly traded investment fund during the second quarter of 2012 and the interest in the LLC was valued using Level 1 inputs at September 30, 2012.
All remaining transfers during the three and nine months ended September 30, 2013 and September 30, 2012 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Fair Value Measurements - Level 3 Liabilities
The following tables present information for the three and nine months ended September 30, 2012 regarding liabilities for which ProAssurance had elected fair value treatment.

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
September 30, 2013

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	September 30, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$53,922	$53,922	$52,414	$52,414
Investment in unconsolidated subsidiaries	144,934	142,460	87,310	91,528
Other investments	36,459	47,900	31,085	38,656
Other assets	15,396	15,396	11,400	11,385
Financial liabilities:
Revolving credit agreement	$—	$—	$125,000	$125,000
Other liabilities	12,623	12,570	12,130	12,085
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
Other assets and Other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Other assets also included a secured note receivable. Fair value of the note is based on the present value of the expected cash flows, discounted at market rates on the valuation date for secured notes receivable with similar credit standings and similar payment structures. Other liabilities also included certain contractual liabilities related to prior business combinations. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs of the underlying securities. The fair values of the business combination liabilities were based on the present value of the expected cash flows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
The fair value of the revolving credit agreement was estimated based on the present value of expected future cash outflows under the agreement, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

4. Investments
Available-for-sale securities at September 30, 2013 and December 31, 2012 included the following:

	September 30, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$169,567	$7,931	$(950)	$176,548
U.S. Government-sponsored enterprise obligations	34,024	2,662	(312)	36,374
State and municipal bonds	1,142,920	51,603	(7,411)	1,187,112
Corporate debt	1,340,407	56,409	(13,583)	1,383,233
Residential mortgage-backed securities	239,952	9,667	(1,736)	247,883
Agency commercial mortgage-backed securities	30,936	494	(64)	31,366
Other commercial mortgage-backed securities	63,178	3,022	(169)	66,031
Other asset-backed securities	83,264	575	(329)	83,510
	$3,104,248	$132,363	$(24,554)	$3,212,057

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$191,642	$14,266	$(51)	$205,857
U.S. Government-sponsored enterprise obligations	52,110	4,837	—	56,947
State and municipal bonds	1,134,744	85,329	(94)	1,219,979
Corporate debt	1,375,880	96,187	(1,543)	1,470,524
Residential mortgage-backed securities	272,990	17,070	(210)	289,850
Agency commercial mortgage-backed securities	57,234	2,255	(25)	59,464
Other commercial mortgage-backed securities	69,062	5,049	(5)	74,106
Other asset-backed securities	70,670	1,203	(601)	71,272
	$3,224,332	$226,196	$(2,529)	$3,447,999

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$169,567	$17,864	$120,344	$34,520	$3,820	$176,548
U.S. Government-sponsored enterprise obligations	34,024	—	28,239	7,145	990	36,374
State and municipal bonds	1,142,920	54,127	394,324	485,306	253,355	1,187,112
Corporate debt	1,340,407	111,860	605,867	628,504	37,002	1,383,233
Residential mortgage-backed securities	239,952					247,883
Agency commercial mortgage-backed securities	30,936					31,366
Other commercial mortgage-backed securities	63,178					66,031
Other asset-backed securities	83,264					83,510
	$3,104,248					$3,212,057
Excluding investments in bonds and notes of the U.S. Government and U.S. Government-sponsored enterprise obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2013.
Cash and securities with a carrying value of $37.1 million at September 30, 2013 were on deposit with various state insurance departments to meet regulatory requirements.
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other Investments at September 30, 2013 and December 31, 2012 was comprised as follows:

(In thousands)	September 30, 2013	December 31, 2012
Investments in LPs/LLCs, at cost	$31,495	$25,092
FHLB capital stock, at cost	3,449	4,278
Other, principally an annuity, at amortized cost	1,515	1,715
	$36,459	$31,085
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	September 30, 2013			Carrying Value
(In thousands)	Unfunded Commitments*	Percentage Ownership		September 30, 2013	December 31, 2012
Investment in LPs/LLCs:
Tax credit partnerships	$27,062	See below		$144,934	$87,310
Secured debt fund	27,800	<	20%	12,342	—
Long equity fund	None	<	20%	5,813	—
Long/Short equity fund	None	<	20%	6,128	17,115
Non-public equity funds	40,353	<	20%	20,373	16,624
				$189,590	$121,049

* Unfunded commitments are included in the carrying value of tax credit partnerships, only.
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests was almost 100%; these interests had a carrying value of $63.6 million at September 30, 2013. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests was less than 20%; these interests had a carrying value of $81.3 million at September 30, 2013. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnerships.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2013 and December 31, 2012, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2013
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$38,186	$(950)	$34,840	$(696)	$3,346	$(254)
U.S. Government-sponsored enterprise obligations	5,789	(312)	5,789	(312)	—	—
State and municipal bonds	193,840	(7,411)	191,873	(7,371)	1,967	(40)
Corporate debt	338,627	(13,583)	327,203	(12,903)	11,424	(680)
Residential mortgage-backed securities	65,616	(1,736)	64,928	(1,700)	688	(36)
Agency commercial mortgage-backed securities	2,617	(64)	2,284	(58)	333	(6)
Other commercial mortgage-backed securities	10,681	(169)	10,681	(169)	—	—
Other asset-backed securities	22,846	(329)	20,066	(108)	2,780	(221)
	$678,202	$(24,554)	$657,664	$(23,317)	$20,538	$(1,237)
Other investments
Investments in LPs/LLCs carried at cost	$8,885	$(151)	$7,430	$(115)	$1,455	$(36)

	December 31, 2012
	Total		Less than 12 months		More than 12 months
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$4,073	$(51)	$4,073	$(51)	$—	$—
State and municipal bonds	11,234	(94)	9,232	(65)	2,002	(29)
Corporate debt	90,154	(1,543)	81,878	(1,377)	8,276	(166)
Residential mortgage-backed securities	10,721	(210)	10,029	(205)	692	(5)
Agency commercial mortgage-backed securities	1,643	(25)	498	(2)	1,145	(23)
Other commercial mortgage-backed securities	2,100	(5)	1,103	(1)	997	(4)
Other asset-backed securities	10,746	(601)	7,707	(20)	3,039	(581)
	$130,671	$(2,529)	$114,520	$(1,721)	$16,151	$(808)
Other investments
Investments in LPs/LLCs carried at cost	$9,474	$(851)	$8,697	$(688)	$777	$(163)
As of September 30, 2013, there were 872 debt securities (31.1% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 520 issuers. The single greatest unrealized loss position was approximately $0.5 million; the second greatest unrealized loss position was approximately $0.4 million. The securities were evaluated for impairment as of September 30, 2013.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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
Fixed maturity securities held in an unrealized loss position at September 30, 2013, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the September 30, 2013 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Fixed maturities	$30,672	$32,747	$93,687	$100,110
Equities	2,394	1,907	7,000	4,556
Short-term investments and Other invested assets	2,000	90	2,514	588
Business owned life insurance	633	653	1,508	1,571
Investment fees and expenses	(1,810)	(1,487)	(5,427)	(4,913)
Net investment income	$33,889	$33,910	$99,282	$101,912

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Total other-than-temporary impairment losses:
State and municipal bonds	$—	$—	$(71)	$—
Residential mortgage-backed securities	—	(94)	—	(557)
Corporate debt	—	(48)	—	(878)
Other investments	—	—	—	(131)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	—	—	(201)
Net impairment losses recognized in earnings	—	(142)	(71)	(1,767)
Gross realized gains, available-for-sale securities	7,708	4,269	14,631	10,418
Gross realized (losses), available-for-sale securities	(5,305)	(452)	(6,269)	(635)
Net realized gains (losses), trading securities	5,818	933	14,650	1,660
Change in unrealized holding gains (losses), trading securities	3,355	7,874	23,784	12,779
Decrease (increase) in the fair value of liabilities carried at fair value	—	(401)	—	(1,245)
Other	924	1,138	925	1,138
Net realized investment gains (losses)	$12,500	$13,219	$47,650	$22,348
No significant impairment losses were recognized in the 2013 three- and nine-month periods. Significant impairment losses recognized during the 2012 three- and nine-month periods were as follows:

•
ProAssurance recognized impairment losses related to certain residential mortgage-backed securities during the first two quarters of 2012 because carrying values for those securities were greater than the future cash flows expected to be received from the securities.

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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Balance beginning of period	$413	$6,138	$3,301	$5,870
Additional credit losses recognized during the period, related to securities for which:
OTTI has been previously recognized	—	—	—	268
Reductions due to:
Securities sold during the period (realized)	(330)	—	(3,218)	—
Balance September 30	$83	$6,138	$83	$6,138

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2013	2012	2013	2012
Proceeds from sales (exclusive of maturities and paydowns)	$319.2	$129.6	$494.8	$346.9
Purchases	$98.8	$186.6	$406.2	$533.8
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
At September 30, 2013, ProAssurance had a receivable for federal income taxes of $45 million, which was carried as a part of Other Assets. ProAssurance had a payable for federal income taxes of $20 million at December 31, 2012, which was carried as a part of Other Liabilities.
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
Amortization of deferred policy acquisition costs was $15.4 million and $43.2 million for the three and nine months ended September 30, 2013, respectively, and $14.0 million and $43.5 million for the three and nine months ended September 30, 2012, respectively.
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
ProAssurance recognized favorable net loss development of $49.4 million and $141.0 million related to previously established reserves for the three and nine months ended September 30, 2013, respectively. The favorable net loss development reflected reductions in the Company's estimates of claims severity. Development recognized for the three and nine months ended September 30, 2013 principally related to the 2005 through 2011 accident years.
For the three and nine months ended September 30, 2012, ProAssurance recognized favorable net loss development of $50.0 million and $157.5 million, respectively, to reflect reductions in estimated claim severity principally for accident years 2004 through 2010.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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
ProAssurance has commitments primarily related to non-public investment entities totaling approximately $198.3 million, expected to be paid as follows: $18.3 million in 2013, $112.6 million in 2014 and 2015 combined, $35.4 million in 2016 and 2017 combined, and $32.0 million thereafter.
ProAssurance has entered into a definitive agreement with Eastern Insurance Holdings, Inc. (Eastern) (NASDAQ: EIHI) to acquire its outstanding common shares. The all-cash transaction has an estimated value of $205 million. The transaction is expected to close by January 1, 2014 and is subject to customary conditions, including regulatory and Eastern shareholder approval.
9. Long-term Debt
ProAssurance has a revolving credit agreement (the "Agreement"), which expires in 2016 and permits aggregate outstanding borrowings of up to $150 million at any time during the term of the Agreement. The interest rate on a borrowing is set at the time the borrowing is initiated or renewed, and is based on various factors including ProAssurance's credit rating, whether the borrowing is secured or unsecured, and the term of the benchmark interest rate selected (one, three, or six months). Repayment of a borrowing is permitted at the end of the selected interest rate term. ProAssurance had no outstanding borrowings under the Agreement as of September 30, 2013 and $125 million outstanding as of December 31, 2012. We maintained an outstanding balance under the Agreement of $125 million from December 31, 2012 to September 2013.
Covenant Compliance
The Agreement contains customary representations, covenants and events constituting default, and remedies for default. The Agreement also defines financial covenants regarding permitted leverage ratios and minimum net worth. ProAssurance is currently in compliance with all covenants.
Loss on Extinguishment
ProAssurance recognized a $2.2 million loss on extinguishment of debt during the third quarter of 2012 upon repayment of the Note Payable due February 2019, which was carried at fair value.
Additional Information
For additional information regarding ProAssurance's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2012 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

10. Shareholders’ Equity
At September 30, 2013 and December 31, 2012, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.25 per common share for each of the first three quarters of 2013, totaling $46.4 million, which included the third quarter dividend of $15.5 million that was paid in October 2013. ProAssurance declared cash dividends of $0.125 per common share for each of the first three quarters of 2012, totaling $23.0 million, which included the third quarter dividend of $7.7 million that was paid in October 2012. The liability for unpaid dividends was included in Other liabilities. No dividends were paid in first quarter 2013 because payment of the regular fourth quarter 2012 dividend was accelerated into December 2012.
At September 30, 2013, prior Board authorizations of $127.1 million for the repurchase of common shares or the retirement of outstanding debt remained available for use. ProAssurance repurchased approximately 175,000 shares, having a total cost of $8.0 million, during the nine months ended September 30, 2013 and did not repurchase any common shares during the nine months ended September 30, 2012.
Share-based compensation expense was $2.2 million and $6.9 million for the three and nine months ended September 30, 2013, respectively, and $1.3 million and $6.4 million for the three and nine months ended September 30, 2012, respectively. Related tax benefits were $0.8 million and $2.4 million for the three and nine months ended September 30, 2013, respectively, and $0.5 million and $2.2 million for the three and nine months ended September 30, 2012, respectively.
ProAssurance awarded approximately 39,000 restricted share units and 146,000 base performance share units to employees in February 2013. The fair value of each unit awarded was estimated at $46.97, equal to the market value of a ProAssurance common share on the date of grant. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 75% to 125% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 32,000 and 120,000 common shares to employees in February 2013 related to restricted share units and performance share units, respectively, granted in 2010. Shares issued for performance share units were awarded at the maximum level (125%).
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Other Comprehensive Income (Loss) (OCI)
For all periods presented, OCI was comprised of unrealized gains and losses arising during the period related to available-for-sale securities less reclassification adjustments for gains (losses) from available-for-sale securities, including reclassifications of non-credit impairment losses, recognized in current period net income, net of tax. At September 30, 2013 and December 31, 2012, accumulated other comprehensive income was comprised entirely of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses previously recognized in OCI of $0.5 million and $0.9 million, respectively, net of tax. All tax effects have been computed using a 35% rate.
Amounts reclassified from accumulated other comprehensive income to net income during the three and nine months ended September 30, 2013 and 2012 included the following:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Reclassifications from accumulated other comprehensive income to net income, available for sale securities:
Realized investment gains (losses)	$2,403	$3,675	$8,638	$8,348
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	—	(347)	(201)
Total amounts reclassified, before tax effect	2,403	3,675	8,291	8,147
Tax effect (at 35%)	(841)	(1,286)	(2,902)	(2,851)
Net reclassification adjustments	$1,562	$2,389	$5,389	$5,296
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other Investments totaled $31.5 million at September 30, 2013 and $25.1 million at December 31, 2012. ProAssurance VIE interests carried as a part of Investment in Unconsolidated Subsidiaries totaled $26.5 million at September 30, 2013 and $33.7 million at December 31, 2012.
ProAssurance has not consolidated these VIE's because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At September 30, 2013, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
12. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance and restricted share units have vested. All outstanding stock options, performance share and restricted share units had a dilutive effect for the three- and nine-month periods ended September 30, 2013 and 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those statements which accompany this report. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to “ProAssurance”, “PRA”, “Company”, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under the heading “Forward-Looking Statements”, our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
Reserve for Losses and Loss Adjustment Expenses
The largest component of our liabilities is our reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve"), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as “loss and loss adjustment expenses”, “incurred losses”, “losses incurred”, and “losses”). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our estimates of the reserve established for losses of prior periods.
The estimation of long-tailed insurance losses is inherently difficult and is subject to significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim, including whether or not the claim is an individual or a mass tort claim, and the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily harm, the trend of healthcare costs. Long-tailed insurance is characterized by the extended period of time typically required to resolve claims, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
Our reserves are established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries, supplemented to the extent necessary by relevant industry loss and exposure data.

Acquired Reserves
The acquisition of Medmarc increased our loss reserves by $201.1 million which represented the fair value of Medmarc's loss reserves at the time of the acquisition. The estimated fair value was calculated as the present value of the expected underlying net cash flows, including a 5% profit margin and a 5% risk premium. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Medmarc reserves performed as of December 31, 2012. Actuarial methods used to evaluate Medmarc reserves included the Bornhuetter-Ferguson Method (Paid and Reported) and the Development Method (Paid and Reported) described in Item 2 of ProAssurance's 2012 Form 10K. The Adjusted Reported, Adjusted Paid, and the Expected Loss Methods, described below, were also used to evaluate Medmarc's reserves. We supplemented Medmarc data with relevant industry data where sufficient Medmarc historical data was not available. Approximately 85% of the reserves assumed in the Medmarc acquisition are products liability reserves and approximately 15% are professional liability reserves.
The Adjusted Reported and the Adjusted Paid Methods are based on the premise that the relative change in a given accident year's adjusted reported loss estimates (Adjusted Reported Method) or adjusted paid losses (Adjusted Paid Method) from one evaluation point to the next is similar to changes observed for earlier accident years at the same evaluation points. In the Adjusted Reported Method reported loss estimates are adjusted to reflect a common case reserve adequacy basis. In the Adjusted Paid Method, the historical paid loss experience is adjusted to reflect a common claim settlement rate basis.
The Expected Loss Method estimates ultimate loss amounts based on an expected ratio of losses per exposure, with the exposure measure often being premium. The expected ratio is then applied to the exposure measure to project ultimate losses for each accident year under evaluation.
Initial Reserve Estimates-Current Accident Year
Considerable judgment is required in both the pricing of our business and in establishing our initial reserves for any current accident year period. The targeted loss ratio in our pricing varies to some extent by jurisdiction, type of coverage and policy limits. For our physician professional liability business, which represents the majority of our premiums, we are, on average, targeting a 75% loss ratio. Due to the lack of available open or closed claims data for the current accident year period, we heavily rely on the loss assumptions used in pricing our business in making our initial estimate of physician professional losses for the current accident year period. For our physician business, we presently and have historically utilized loss ratios that are approximately 8 to 10 percentage points above the ratios we have targeted in our pricing for the current accident year. We believe this appropriately considers inherent risks associated with our physician professional rate development process and the historic volatility of medical professional liability (MPL) losses and produces a reasonable best estimate of the reserves required to cover actual ultimate losses. We follow the same practice in establishing initial loss reserves for our other professional liability lines. In the current environment this equates to an overall average initial loss ratio of approximately 85% for our professional liability business.
Severity is defined as the average cost of resolving claims and the severity trend is the increase, or decrease, in severity from period to period. Although we remain uncertain regarding the ultimate severity trend to project into the future for our MPL business, as discussed in following paragraphs, we have given consideration to observed lower loss costs for this business and reduced rates in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest MPL line) by approximately 17% from the beginning of 2006 to September 30, 2013.

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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our pricing process, we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models. For our MPL business, which comprised 89% of our gross earned premium in the first nine months of 2013, our current pricing models assume a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of MPL claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long-tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing model. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
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
Development of Prior Accident Year Reserves
We re-evaluate our previously established reserves each period based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies for estimating reserves give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The development recognized in the first nine months of both 2013 and 2012 was primarily attributable to the favorable resolution of MPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity associated with the remaining MPL claims will aggregately be lower than we had previously estimated. The Critical Accounting Estimates discussion in our 2012 Form 10K and our discussion of acquired reserves, above, include additional information regarding the methodologies used to evaluate our reserves.
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes have been to reduce our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
We recognized net favorable reserve development of $49.4 million and $141.0 million during the three and nine months ended September 30, 2013, respectively.
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At September 30, 2013, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of September 30, 2013; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2013 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			September 30, 2013
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	9%	83%	2%	94%
Other valuations				6%
Total Investments				100%
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
We also classify as Level 3 securities our investment interests that are carried at fair value based on a fund-provided net asset value (NAV) for our interest. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At September 30, 2013 interests valued using a fund-provided NAV totaled $44.7 million, or 1% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2013 these investments had a carrying value of approximately $235.3 million, which represented approximately 6% of total investments, as shown in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

(In thousands)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LP/LLCs, at cost	$31,495	Cost
Federal Home Loan Bank (FHLB) capital stock	3,449	Cost
Other	1,515	Amortized cost
Total other investments	36,459

Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	144,934	Equity

Business owned life insurance	53,922	Cash surrender value

Total investments - Other valuation methodologies	$235,315
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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of September 30, 2013 we have not determined that any amounts are unrecoverable.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, and unrealized investment gains (losses). Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. As of September 30, 2013, a valuation allowance has not been deemed necessary.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At September 30, 2013, our liability for unrecognized tax benefits approximated $4.8 million, and related accrued interest approximated $1.3 million.
Goodwill
Management evaluates the carrying value of goodwill annually during the fourth quarter. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time. We evaluate goodwill as one reporting unit because we operate as a single operating segment and our segment components are economically similar. We estimate the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then perform a sensitivity analysis using a range of historical stock prices and control premiums. We concluded as of our last evaluation date, October 1, 2013, that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of September 30, 2013 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At September 30, 2013, we held cash and liquid investments of approximately $301.0 million outside our insurance subsidiaries that were available for use without regulatory approval. Our holding company also has $150 million available under a revolving credit agreement, as discussed in this section under the heading "Debt." During the nine months ended September 30, 2013 our insurance subsidiaries paid dividends of $118 million, including extraordinary dividends of $5 million. In addition, our insurance subsidiaries paid ordinary dividends of $180 million in October 2013, and, in aggregate, are permitted to pay additional dividends of approximately $21 million over the remainder of 2013 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.
Operating Activities and Related Cash Flows
The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while claim payments for those policies are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities provided cash flows of approximately $24.0 million and $61.4 million for the nine months ended September 30, 2013 and 2012, respectively.
Operating cash flows for the nine months ended September 30, 2013 and 2012 compare as follows:

(In millions)	Operating Cash Flow
Cash provided (used) by operating activities for the nine months ended September 30, 2012	$61
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(28)
Increase in payments to reinsurers (2)	(6)
Decrease in losses paid, net of reinsurance recoveries (3)	14
Decrease in deposit contracts (4)	(5)
Increase in Federal and state income tax payments (5)	(1)
Net cash provided (used) by acquisitions (6)	(11)
Cash provided (used) by operating activities for the nine months ended September 30, 2013	$24

(1)	The reduction in premium receipts reflected lower premium volume written during the preceding twelve months exclusive of acquisitions.

(2)
Approximately $5 million of the increase in reinsurance payments is attributable to a higher volume of premiums ceded under quota share and fronting arrangements as discussed under the heading "Ceded Premiums Written."

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The decrease in loss payments for the first nine months of 2013 primarily reflected a smaller number of claims resolved with large indemnity payments. We have not seen evidence in our loss data that suggests the decrease in loss payments for the nine-month period represents a change in loss trends and as such have not changed our loss assumptions for the current period.

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. As required by GAAP, receipts and disbursements for these contracts are not considered as receipts of premium or payments of losses, nor are they accounted for as reinsurance contracts, but rather are considered as deposits received or returned. These contracts do not constitute a significant business activity for us.

(5)	The increase in net tax payments during 2013, primarily reflects the following:

•	A $20.6 million protective tax payment made in 2013 related to a dispute with the Internal Revenue Service (IRS), as discussed in further detail in this section under the heading "Taxes."

•	A $8.3 million decrease in the final tax payments made during 2013 for the prior fiscal year,

•	A $7.9 million decrease in estimated tax payments during 2013 for the current fiscal year.

(6)
Net cash used by acquisitions reflected the payments of transaction costs, loss payments made by the acquired companies related to prior accident years for which reinsurance recoveries have not yet been received, and normal expense payments of the acquired companies for which the timing of the payment differs from the recognition of the expense.

Operating cash flows for the nine months ended September 30, 2012 and 2011 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the nine months ended September 30, 2011	$106
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(8)
Decrease in payments to reinsurers (2)	3
Increase in losses paid, net of reinsurance recoveries (3)	(32)
Increase in deposit contracts (4)	5
Decrease in cash received for investments (5)	(9)
Decrease in cash paid for other expenses (6)	10
Increase in Federal and state income tax payments (7)	(9)
Other amounts not individually significant, net	(5)
Cash provided by operating activities for the nine months ended September 30, 2012	$61

(1)	The reduction in premium receipts reflected lower premium volume written during the preceding twelve months exclusive of acquisitions.

(2)
Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The increase in loss payments for the first nine months of 2012 primarily reflected a greater number of claims resolved with large indemnity payments, approximately $9 million of which was not yet recovered at September 30, 2012. The additional loss payments were not isolated to any one state or to any specific risk groups. We have not seen evidence in our loss data that suggests the increase in loss payments for the nine-month period represents a change in loss trends and as such have not changed our loss assumptions for the current period.

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. As required by GAAP, receipts and disbursements for these contracts are not considered as receipts of premium or payments of losses, nor are they accounted for as reinsurance contracts, but rather are considered as deposits received or returned. These contracts do not constitute a significant business activity for us, but, increased our cash flows on a net basis by $5 million in 2012.

(5)	The decrease in cash received for investments reflected the decrease in net investment income as well as timing differences of interest receipts between periods.

(6)
The decrease in cash paid for other expenses was principally attributable to non-recurring payments of American Physicians Service Group, Inc. (APS) integration costs, primarily compensation-related, during 2011.

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

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of September 30, 2013:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$176,548	$7,931	$(950)	AA+	(2)	4%
U.S. Government-sponsored enterprise	36,374	2,662	(312)	AA+	(2)	1%
Total government	212,922	10,593	(1,262)	AA+	(2)	5%
State and Municipal Bonds
Pre-refunded	170,532	7,628	(17)	AA		4%
General obligation	323,557	15,861	(1,139)	AA+		8%
Special revenue	693,023	28,114	(6,255)	AA		19%
Total state and municipal bonds	1,187,112	51,603	(7,411)	AA		31%
Corporate Debt
Financial institutions	396,669	14,919	(3,311)	A		10%
Utilities/Energy	278,231	13,157	(3,019)	BBB+		7%
Industrial	406,371	15,635	(5,455)	BBB		11%
Consumer oriented	291,605	12,468	(1,750)	BBB+		8%
Other	10,357	230	(48)	A		<1%
Total corporate debt	1,383,233	56,409	(13,583)	BBB+		36%
Securities backed by:
Agency mortgages	240,130	9,549	(1,526)	AA+	(2)	6%
Non-agency mortgages	7,737	118	(210)	AA		<1%
Subprime home equity loans	4,039	24	(219)	BBB+		<1%
Alt -A mortgages	16	—	—	AA+		<1%
Agency commercial mortgages	31,366	494	(64)	AA+	(2)	1%
Other commercial mortgages	66,031	3,022	(169)	AAA		2%
Credit card loans	16,694	379	(9)	AAA		<1%
Automobile loans	44,149	136	(26)	AAA		1%
Other asset loans	18,628	36	(75)	AA		<1%
Total asset-backed securities	428,790	13,758	(2,298)	AAA		11%
Total fixed maturities	3,212,057	132,363	(24,554)	A+		83%
Equities
Financial	80,016	—	—			2%
Utilities/Energy	32,515	—	—			1%
Industrial	57,149	—	—			1%
Consumer oriented	64,330	—	—			2%
All Other	15,689	—	—			<1%
Total equities	249,699	—	—			7%
Short-Term	115,946	—	—			3%
Business-owned life insurance (BOLI)	53,922	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	144,934	—	—			4%
Investment in LPs, carried at NAV	44,656	—	—			1%
Total investment in unconsolidated subsidiaries	189,590	—	—			5%
Other Investments
FHLB capital stock	3,449	—	—			<1%
Investments in LP/LLCs, carried at cost	31,495	—	—			1%
Other	1,515	—	—			<1%
Total other investments	36,459	—	—			1%
Total Investments	$3,857,673	$132,363	$(24,554)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of September 30, 2013 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $80 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. In December 2012 we elected to partially fund our acquisition of Medmarc by borrowing $125 million from our existing credit facility on a fully secured basis as this allowed us to continue to hold rather than liquidate certain higher yielding securities. We repaid the borrowing during September 2013. Currently, $150 million of the credit facility is available for use. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2013 was 3.9 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities and cash was 3.8 years. Net unrealized gains related to our fixed income securities decreased approximately $115.9 million during the nine months ended September 30, 2013. As interest rates have improved, the value of our fixed income securities has declined.
The carrying value of our equities portfolio increased $47.1 million during the nine months ended September 30, 2013. The fair value of the equity portfolio obtained from the acquisition of Medmarc was approximately $31.0 million. The remaining increase was primarily attributable to market appreciation.
The carrying value of our tax credit partnerships was approximately $144.9 million at September 30, 2013 and $87.3 million at December 31, 2012. Carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. These investments are comprised of separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. We fund these investments based on funding schedules maintained by the partnerships. We funded approximately $58.8 million during the nine months ended September 30, 2013, and $29.5 million during the nine months ended September 30, 2012. Approximately $27.1 million and $20.5 million of our total commitments to the tax credit partnerships had not yet been funded as of September 30, 2013 and December 31, 2012, respectively.
The total carrying value of our investment fund LPs/LLCs was approximately $76.2 million at September 30, 2013 and $58.8 million at December 31, 2012, all of which has been funded. During the nine months ended September 30, 2013 and 2012, we funded investment LPs/LLCs, net of capital returned, in the amount of $8.4 million and $15.5 million, respectively. At September 30, 2013, we had total active commitments to investment fund LPs/LLCs of approximately $223.0 million, of which $171.2 million is unfunded. The unfunded commitments will be paid over a period of approximately 5 years as requested by the fund managers.
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
Our debt securities at September 30, 2013 included investments of $133.2 million (3% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European.
Our reinsurers typically operate globally and two of our largest reinsurers are domiciled in Europe. Many of our reinsurers have large investment portfolios which may be linked directly or indirectly to the European economy.

Acquisitions
On September 23, 2013, we entered into a definitive agreement with Eastern Insurance Holdings, Inc. (NASDAQ: EIHI) (Eastern) whereby ProAssurance will acquire all outstanding shares of Eastern for $24.50 per share. The all-cash transaction, with an aggregate value of approximately $205 million, is expected to close by January 1, 2014. Completion of the transaction is subject to customary conditions, including regulatory and Eastern shareholder approval.
Eastern is a holding company specializing in workers' compensation insurance and reinsurance products and services, including a segregated portfolio cell reinsurance business. Eastern presents financial information in three reportable segments: Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, and Corporate/Other. The business of the Segregated Portfolio Cell Reinsurance segment is consolidated in Eastern's financial statements, however, certain of the cells are partially or wholly owned by unaffiliated entities, which reduces Eastern's ultimate premium retention. We have not completed our assessment with regards to Eastern and its impact, if any, on ProAssurance's reportable segments following the completion of the Eastern transaction. Summarized financial information regarding Eastern's operations follows:

(In thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Net premiums written, by segment:
Workers' Compensation	$117,164	$136,484
Segregated Portfolio Cell Reinsurance	32,234	33,474
Consolidated	$149,398	$169,958
Net premiums earned, by segment:
Workers' Compensation	$105,955	$127,499
Segregated Portfolio Cell Reinsurance	27,027	32,115
Consolidated	$132,982	$159,614
Net assets, consolidated	$144,142	$135,855

We acquired IND on November 30, 2012 through a conversion from a reciprocal exchange to a stock insurance company. IND, which had net earned premium for the 2012 calendar year of approximately $9.4 million, primarily provides medical professional liability insurance to physicians. We acquired Medmarc effective January 1, 2013 through a sponsored demutualization. Medmarc is an underwriter of products liability insurance for medical technology and life sciences companies and also underwrites a book of legal professional liability insurance. Medmarc had net earned premium for the 2012 calendar year of $30.0 million, of which $20.9 million related to medical technology and life sciences corporate liability coverages, and $9.1 million related to legal professional liability coverages. A $36.0 million gain was recognized on the acquisition of Medmarc as the estimated fair value of net assets acquired exceeded the purchase consideration given. Note 2 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding acquisitions.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 175,000 common shares, having a cost of approximately $8.0 million, during the nine months ended September 30, 2013, all in the third quarter period. We did not repurchase any common shares during the nine months ended September 30, 2012. At September 30, 2013, approximately $127.1 million of Board authorizations for the repayment of debt or repurchase of common shares remained available for use.

Shareholder Dividends
Our Board of Directors declared quarterly cash dividends of $0.25 per share in each of the first three quarters of 2013 and $0.125 per share in the same respective quarters of 2012. Dividends declared totaled $46.4 million during the first nine months of 2013 and $23.0 million during the first nine months of 2012. Our normal practice is to pay dividends in the month following the quarter in which they were declared. Payment of our fourth quarter 2012 dividend that would normally have been paid in January 2013 was accelerated and paid in December 2012. Consequently, dividends paid during the first nine months of 2013 of $30.8 million reflected payment of only two quarterly dividends, whereas dividends paid during the first nine months of 2012 of $22.9 million reflected payment of three quarterly dividends. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
We have a revolving credit agreement (the "Agreement") that allows us to borrow up to $150 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The Agreement expires in April 2016. As of December 31, 2012, we had an outstanding borrowing under the Agreement of $125 million, which remained outstanding until late September, 2013. During the first nine months of 2012, we repaid all then-outstanding long-term debt totaling $57.7 million, including a note payable that was carried at fair value. We recognized a loss on the repayment of the note payable of $2.2 million.
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

Overview of Results–Three and Nine Months Ended September 30, 2013 and 2012
Net Income and Operating Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share data)	2013	2012	2013	2012
Net income	$63.4	$60.1	$226.7	$174.2
Operating income	$54.8	$52.9	$159.7	$160.6

Net income per diluted share	$1.02	$0.97	$3.65	$2.82
Operating income per diluted share	$0.88	$0.86	$2.57	$2.60
Net income and operating income for both the three and nine months ended September 30, 2013 reflect higher earned premium and lower current accident year loss and tax ratios as compared to the same periods in 2012. The net favorable loss development recognized in 2013 was lower than amounts recognized in 2012 by $0.7 million for the comparative three-month periods and $16.6 million for the comparative nine-month periods. For the 2013 nine-month period, the effect of the lower favorable development on Net income was offset by a non-taxable gain on our acquisition of Medmarc of $36.0 million as well as greater amounts of net realized investment gains. Operating income is a non-GAAP financial measure and does not include net realized investment gains or the acquisition gain. A reconciliation of Operating income to Net income follows under the heading "Non-GAAP Financial Measures".
Results for the three and nine months ended September 30, 2013 and 2012 compare as follows:
Revenues
Net premiums earned increased during the 2013 three- and nine-month periods by approximately $6.5 million or 5.1% and $3.5 million or 0.9%, respectively. Our acquisitions of Medmarc and IND contributed $10.6 million and $30.7 million of additional net premiums earned during the 2013 three- and nine-month periods, respectively. In addition, reductions to ceded premium attributable to the favorable emergence of losses ceded to our reinsurers under the variable components of our reinsurance arrangements were approximately $3.7 million and $9.2 million greater for the 2013 three- and nine-month periods, respectively. These increases to net premiums earned were partially offset by premium losses attributable to non-renewals that were greater than premium gains from new business in 2013 and, for the nine-month period of 2013, a reduced amount of premium from tail policies.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $0.5 million or 1.6% and $2.0 million or 2.1% for the 2013 three- and nine-month periods, respectively. Net investment income decreased during the 2013 three- and nine-month periods primarily due to reduced earnings on our fixed income portfolio, partially offset by increased earnings from our equities portfolio and distributions received from a cost method investment LP in 2013. Earnings from unconsolidated subsidiaries decreased $0.5 million during the 2013 three-month period and increased $0.6 million in the 2013 nine-month period. For both the three- and nine-month periods of 2013 earnings from unconsolidated subsidiaries reflects increased amortization from our tax credit partnerships offset by stronger earnings from investment LPs.
Net realized investment gains in 2013 as compared to 2012 were approximately $0.7 million lower for the three-month period and approximately $25.3 million higher for the nine-month period. The increase for the nine-month period was principally attributable to an increase in our average equity trading portfolio investment and improved stock market yields. Impairments in 2013 were nominal for both the three- and the nine-month periods and were $0.1 million and $1.8 million for the 2012 three- and nine-month periods, respectively.
Expenses
The calendar year net loss ratio for the 2013 three-month period was 46.1%, a 1.6 percentage point increase as compared to 2012, and was 47.6% for the 2013 nine-month period, a 3.3 percentage point increase as compared to 2012. Both increases were principally attributable to the increase in earned premiums combined with lower favorable loss development in 2013 compared to 2012 by $0.7 million for the three-month period and $16.6 million for the nine-month period. Our current accident year net loss ratio decreased by 0.8 and 1.1 percentage points for the 2013 three- and nine-month periods, respectively, due to a reduction in ceded premiums related to prior accident years. Excluding this reduction, our current accident year net loss ratio increased by 1.8 and 1.1 percentage points for the 2013 three- and nine-month periods, respectively, principally driven by higher estimates of unallocated loss adjustment expenses compared with the same periods in 2012.
Our underwriting expense ratio decreased 1.2 percentage points for the 2013 three-month period and increased 0.4 percentage points for the 2013 nine-month period. The expense ratio for both the quarter and year-to-date periods are impacted by a number of factors that potentially distort a run rate expense ratio. In particular, ceded premiums related to prior accident years and the effect of purchase accounting on the reported expenses of acquired companies lowered our ratio in 2013.
Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 1.7 and 4.6 percentage points in the 2013 three- and nine-month periods, respectively. The 2013 three-month increase primarily reflected a higher net loss ratio offset by a lower expense ratio, and a lower investment ratio. The 2013 nine-month increase reflected a higher net loss ratio, and a lower investment ratio.
Return on equity was 10.7% and 10.9% in the 2013 three- and nine-month periods, respectively, and 10.4% and 10.3% in the same respective periods of 2012. Our calculation of return on equity for the 2013 three- and nine-month periods excluded the effect of the $0.5 million and $36.0 million gain on acquisition, respectively.
Book Value per Share
Our book value per share at September 30, 2013 as compared to December 31, 2012 is shown in the following table. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2012	$36.85
Increase (decrease) to book value per share during the nine months ended September 30, 2013 attributable to:
Dividends declared	(0.75)
Net income	3.67
Decline in accumulated other comprehensive income	(1.22)
Other	(0.07)
Book Value Per Share at September 30, 2013	$38.48

Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments, loss on extinguishment of debt, gain on acquisition and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2013	2012	2013	2012
Net income	$63,357	$60,106	$226,658	$174,204
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(12,500)	(13,219)	(47,650)	(22,348)
Guaranty fund assessments	95	41	71	16
Loss on extinguishment of debt	—	2,163	—	2,163
Gain on acquisition	(494)	—	(35,986)	—
Effect of confidential settlements, net	—	—	—	(714)
Pre-tax effect of exclusions	(12,899)	(11,015)	(83,565)	(20,883)

Tax effect, at 35%, exclusive of non-taxable gain on acquisition, see note below	4,342	3,855	16,653	7,309

Operating income	$54,800	$52,946	$159,746	$160,630
Per diluted common share:
Net income	$1.02	$0.97	$3.65	$2.82
Effect of exclusions	(0.14)	(0.11)	(1.08)	(0.22)
Operating income per diluted common share	$0.88	$0.86	$2.57	$2.60
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Results of Operations – Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30
($ in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Revenues:
Net premiums earned	$133,598	$127,125	$6,473	$398,528	$395,050	$3,478
Net investment income	33,889	33,910	(21)	99,282	101,912	(2,630)
Equity in earnings (loss) of unconsolidated subsidiaries	(305)	211	(516)	(3,500)	(4,082)	582
Net investment result	33,584	34,121	(537)	95,782	97,830	(2,048)
Net realized investment gains (losses)	12,500	13,219	(719)	47,650	22,348	25,302
Other income	1,804	1,529	275	5,305	5,207	98
Total revenues	181,486	175,994	5,492	547,265	520,435	26,830

Expenses:
Losses and loss adjustment expenses	65,619	63,675	1,944	203,885	197,112	6,773
Reinsurance recoveries	(3,982)	(7,054)	3,072	(14,013)	(22,208)	8,195
Net losses and loss adjustment expenses	61,637	56,621	5,016	189,872	174,904	14,968
Underwriting, policy acquisition and operating expenses	33,348	33,280	68	105,592	103,083	2,509
Interest expense	322	350	(28)	1,085	2,002	(917)
Loss on extinguishment of debt	—	2,163	(2,163)	—	2,163	(2,163)
Total expenses	95,307	92,414	2,893	296,549	282,152	14,397

Gain on acquisition	494	—	494	35,986	—	35,986

Income before income taxes	86,673	83,580	3,093	286,702	238,283	48,419

Income taxes	23,316	23,474	(158)	60,044	64,079	(4,035)

Net income	$63,357	$60,106	$3,251	$226,658	$174,204	$52,454

Earnings per share:
Basic	$1.02	$0.98	$0.04	$3.67	$2.84	$0.83
Diluted	$1.02	$0.97	$0.05	$3.65	$2.82	$0.83

Net loss ratio	46.1%	44.5%	1.6	47.6%	44.3%	3.3
Underwriting expense ratio	25.0%	26.2%	(1.2)	26.5%	26.1%	0.4
Combined ratio	71.1%	70.7%	0.4	74.1%	70.4%	3.7
Operating ratio	45.7%	44.0%	1.7	49.2%	44.6%	4.6
Effective tax rate	26.9%	28.1%	(1.2)	20.9%	26.9%	(6.0)
Return on equity*	10.7%	10.4%	0.3	10.9%	10.3%	0.6
* Annualized. Gain on acquisition is excluded from this calculation.
In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums Written
Changes in our premium volume are driven by four primary factors: (1) the amount of new business generated both as a result of acquisitions and through our existing books of business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market remains competitive as a result of physicians joining hospitals or larger group practices and thus no longer purchasing insurance in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Gross premiums written	$165,794	$156,547	$9,247	5.9%	$451,819	$429,223	$22,596	5.3%
Ceded premiums written	(8,153)	(8,738)	585	(6.7%)	(34,006)	(31,547)	(2,459)	7.8%
Net premiums written	$157,641	$147,809	$9,832	6.7%	$417,813	$397,676	$20,137	5.1%
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Professional liability
Physicians:
Twelve month term	$118,347	$126,027	$(7,680)	(6.1%)	$310,880	$324,250	$(13,370)	(4.1%)
Twenty-four month term	7,720	3,546	4,174	>100%	22,865	11,140	11,725	>100%
Total Physicians	126,067	129,573	(3,506)	(2.7%)	333,745	335,390	(1,645)	(0.5%)
Other healthcare providers	12,111	11,632	479	4.1%	33,332	33,984	(652)	(1.9%)
Healthcare facilities	4,465	4,948	(483)	(9.8%)	19,626	20,220	(594)	(2.9%)
Legal professionals	6,984	4,557	2,427	53.3%	22,174	14,174	8,000	56.4%
Tail coverages	5,884	5,377	507	9.4%	16,467	24,217	(7,750)	(32.0%)
Total professional liability	155,511	156,087	(576)	(0.4%)	425,344	427,985	(2,641)	(0.6%)
Medical technology and life sciences products liability	9,759	—	9,759	nm	25,040	—	25,040	nm
Other	524	460	64	13.9%	1,435	1,238	197	15.9%
Total	$165,794	$156,547	$9,247	5.9%	$451,819	$429,223	$22,596	5.3%

Our gross written premium in the above table for the three and nine months ended September 30, 2013 includes premium contributed by entities acquired subsequent to September 30, 2012 as follows:

	September 30, 2013
($ in thousands)	Three Months	Nine Months
Gross premiums written:
Professional liability
Physicians, twelve month term	$3,111	$8,277
Other healthcare providers	259	259
Legal professionals	2,358	7,800
Total professional liability	5,728	16,336
Medical technology and life sciences products liability	9,759	25,040
Total	$15,487	$41,376
Our retention rate for our standard physician business was approximately 89% for both the 2013 three- and nine-month periods, respectively, as compared to 89% and 90% for the same respective periods of 2012. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.
The pricing of our renewed physician business averaged 1% higher than the expiring premiums during the 2013 three-month period and remained relatively flat during the 2013 nine-month period. The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Physician policies were our greatest source of premium revenues in both 2013 and in 2012. Excluding the effects of retention and renewal pricing discussed above, our 2013 twelve month term physician premium volume reflected the following:

•	In an effort to more evenly distribute the workload associated with renewals, we shifted policy renewals of $3.3 million from the third quarter of 2013 to the second quarter of 2013.

•
Certain policies with a twelve month term were renewed with a twenty-four month term during 2013. This contributed to the overall decrease by approximately $0.5 million and $2.5 million during the 2013 three- and nine-month periods, respectively. This change affects only the timing of renewals and will have no impact on earned premium.

•	Slightly offsetting the above decreases, IND contributed premiums of approximately $3.1 million and $8.3 million to the three- and nine-month periods, respectively.

•	In addition, we wrote new physician business of approximately $6 million and $13 million in the three- and nine-month periods, respectively.
We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written; comparison of gross written premium between successive years reflects volume differences that have no effect on earned premium. For twenty-four month term policies, expiring premiums available for renewal in 2013 reflect policies written in 2011. When compared to expiring premium, our twenty-four month term premium decreased by $0.4 million for the three months ended September 30, 2013, while it increased by $2.2 million during the nine months ended September 30, 2013 primarily due to the renewal for twenty-four months of certain twelve month policies discussed above.
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The increase in premium volume for these coverages during the 2013 three-month period primarily related to premium contributed by acquisitions and an improvement in new business and premium retention. The decline in premium volume for these coverages during the 2013 nine-month period was primarily attributable to the discontinuation of a program that offered coverage to optometrists.
Our healthcare facilities premium, which includes hospitals, surgery centers and other facilities, remained relatively flat in 2013.

The increase in legal professionals premium for 2013 is principally attributable to our acquisition of Medmarc. Our legal professionals policies are offered throughout the United States, principally through agent and brokerage arrangements.
We offer extended reporting endorsement or “tail” coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. The decrease in tail premium for the nine-month period of 2013 was principally due to a large single custom policy issued in the first quarter of 2012 for which there was no counterpart in 2013.
All medical technology and life sciences products liability premium is attributable to our acquisition of Medmarc. Our medical technology and life sciences products liability (products liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products.
Ceded Premiums Written
Ceded premiums written compared as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Ceded premiums written, exclusive of separately listed items below	$1,440	$1,649	$(209)	(12.7%)	$7,032	$7,387	$(355)	(4.8%)
Primary reinsurance arrangements (1)	4,813	5,594	(781)	(14.0%)	15,380	18,520	(3,140)	(17.0%)
Ascension Health Certitude program (2)	1,787	1,530	257	16.8%	9,416	6,683	2,733	40.9%
Fronting arrangements with large healthcare groups (3)	(9)	(35)	26	(74.3%)	3,373	1,807	1,566	86.7%
Quota share program begun in 2013 with agent-affiliated captive (4)	355	—	355	nm	1,436	—	1,436	nm
Reduction in premiums owed under reinsurance agreements, prior accident years (5)	(3,675)	—	(3,675)	nm	(12,005)	(2,850)	(9,155)	>100%
Premiums ceded associated with acquired entities (6)	3,442	—	3,442	nm	9,374	—	9,374	nm
Total ceded premiums written	$8,153	$8,738	$(585)	(6.7%)	$34,006	$31,547	$2,459	7.8%
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
Ceded premiums for the three and nine months ended September 30, 2013 and 2012 compare as follows:

(1)
As discussed previously the premium that we cede under our reinsurance arrangements is determined, in part, by the losses ceded under these arrangements. In the second quarter of 2012, we projected (estimated) lower losses for the ceded coverages which reduced our estimate of the ceded premium for the current accident year. The nine months ended September 30, 2013 reflect those lower projections for the full period as compared to the same period in 2012, which only reflect lower losses in the second and third quarters. Additionally, certain products which were separately reinsured until October 1, 2012 are now included in our primary reinsurance arrangements at a lower cost than under their previous arrangements.

(2)
We share a portion of the risk of loss for policies written or renewed under the Ascension Health (Ascension) Certitude program with an Ascension affiliate under a quota share agreement. Growth in the program increased ceded premium in the three and nine months ended September 30, 2013 as compared to the same respective periods of 2012.

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

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance agreement are known. As a part of the process of estimating our loss reserves we also make estimates regarding the amounts recoverable under our reinsurance agreements. As previously discussed, the amounts ultimately owed under our reinsurance agreements are subject to the losses ceded under the agreements. In the three- and nine-month periods of 2013 we decreased the expected losses and associated recoveries for prior year ceded losses, and this in turn resulted in a decrease to our estimate of premiums ceded under these treaties. In the nine-month period of 2012 we reduced our estimate of premiums owed under reinsurance agreements for prior years. Decreases to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

(6)	The business written by Medmarc and IND is reinsured under separate reinsurance arrangements.
Ceded Premiums Ratio
As shown in the table below, our ceded premium ratio was significantly affected in both 2013 and 2012 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change
Ceded premiums ratio, as reported	4.9%	5.6%	(0.7)	7.5%	7.3%	0.2
Reduction in premiums owed under reinsurance agreements, prior accident years	(2.2%)	—%	(2.2)	(2.7%)	(0.7%)	(2.0)
Ratio, current accident year	7.1%	5.6%	1.5	10.2%	8.0%	2.2
The increase in the ceded premium ratio, current accident year, for the three- and nine-month periods ended September 30, 2013 as compared to the same periods in 2012 is attributable to the following:

	Increase (decrease), 2013 versus 2012
	Comparative three-month periods	Comparative nine-month periods
Effect on ceded premium ratio, current accident year:
Increased volume, Ascension Certitude program	0.2	0.5
Fronting arrangements with large healthcare groups	—	0.4
Quota share program begun in 2013	0.1	0.1
Acquisitions	1.5	1.2
Other	(0.3)	—
Net increase in ratio	1.5	2.2

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Gross premiums earned	$144,280	$137,050	$7,230	5.3%	$428,784	$423,065	$5,719	1.4%
Premiums ceded	(10,682)	(9,925)	(757)	7.6%	(30,256)	(28,015)	(2,241)	8.0%
Net premiums earned	$133,598	$127,125	$6,473	5.1%	$398,528	$395,050	$3,478	0.9%
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
Gross premiums earned for both the 2013 three- and nine-month periods reflected additional premiums contributed by acquisitions of approximately $13.9 million and $40.3 million, respectively, offset by the pro-rata effect of lower physician premiums written by our other subsidiaries during the preceding twelve months, and a decline in tail premium of $8.0 million for the nine-month period. Our 2013 gross earned premium for the three- and nine-month periods includes approximately $4.2 million and $23.7 million, respectively, in gross earned premium associated with Medmarc and IND policies written prior to our acquisition of these operations. We expect Medmarc and IND policies written pre-acquisition to contribute gross earned premium of approximately $1.4 million in the fourth quarter of 2013, and approximately $3.0 million in 2014 and beyond.
The increase in premiums ceded during the 2013 three- and nine-month periods reflected contributions from our acquisitions of approximately $3.3 million and $9.6 million, respectively. Our Ascension and fronting arrangements also contributed to the increase in premiums ceded for the 2013 three- and nine-month periods. These increases were partially offset by a greater ceded premium reduction related to prior accident years in 2013 as compared to 2012.

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
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Fixed maturities	$30,672	$32,747	$(2,075)	(6.3%)	$93,687	$100,110	$(6,423)	(6.4%)
Equities	2,394	1,907	487	25.5%	7,000	4,556	2,444	53.6%
Short-term investments and Other invested assets	2,000	90	1,910	>100%	2,514	588	1,926	>100%
Business owned life insurance	633	653	(20)	(3.1%)	1,508	1,571	(63)	(4.0%)
Investment fees and expenses	(1,810)	(1,487)	(323)	21.7%	(5,427)	(4,913)	(514)	10.5%
Net investment income	$33,889	$33,910	$(21)	(0.1%)	$99,282	$101,912	$(2,630)	(2.6%)
Fixed Maturities
The decrease in our income from fixed maturity securities was primarily due to lower average investment balances (exclusive of acquisitions) as compared to 2012. Although we added fixed securities valued at $314 million to our portfolio in 2013 as a result of the Medmarc and IND mergers, we reduced the size of our fixed portfolio in 2013 in order to repay debt, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 2% lower for both the three- and the nine-month periods of 2013 as compared to the same periods in 2012.
Average yields for our fixed maturity portfolio were generally lower in 2013, as shown in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Average income yield	3.7%	3.9%	3.7%	3.9%
Average tax equivalent income yield	4.3%	4.5%	4.3%	4.5%
Yields on fixed maturity securities acquired in the Medmarc and IND transactions were lower than our average yield in 2012, which reduced our 2013 average consolidated tax equivalent yield by approximately 14 and 16 basis points for the three- and nine-month periods, respectively. The remaining decline in yield is primarily attributable to market conditions. Throughout 2012 and to a declining degree in 2013, in order to maintain the quality and duration of our portfolio, we have reinvested maturities, paydowns and proceeds from sales in our fixed income portfolio at yields that were lower than the average yield on our portfolio.
Equities
Income from our equity portfolio increased in the 2013 three- and nine-month periods as compared to the same periods in 2012 due to average investment balances that were approximately 53% and 74% higher in 2013, respectively. Given the challenge in finding compelling returns in the fixed income portfolio as discussed above and the sensitivity of the value of the fixed income portfolio to rising interest rates, we have increased our allocation to dividend yielding equities and other non-fixed income investments.
Short-term Investments and Other Invested Assets
The increased income from our short-term investments and other invested assets for the 2013 three- and nine-month periods principally reflects distributions received from an interest in a LP that we account for using the cost method. No distributions were received from this investment in 2012.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2013	2012	Change	2013	2012	Change
Investment LPs	$1,597	$419	$1,178	$3,877	$1,189	$2,688
Business LLC interest	—	—	—	—	(728)	728
Tax credit partnerships	(1,902)	(208)	(1,694)	(7,377)	(4,543)	(2,834)
Equity in earnings (loss) of unconsolidated subsidiaries	$(305)	$211	$(516)	$(3,500)	$(4,082)	$582
We hold interests in certain LPs that generate earnings from trading portfolios, secured debt, and private equity investments. The improved results for 2013 principally reflect higher earnings from a private equity LP.
Our business LLC interest was a non-controlling interest in a startup entity, which produced operating losses in 2012. We dissolved our interest in the entity during 2013.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record amortization of our investment each period based on our allocable portion of the projected operating losses of the underlying properties. Amortization is adjusted periodically as actual operating results of the underlying properties becomes available. The increase in tax credit partnership amortization during 2013 reflects an overall increase in our investment in these partnerships, the increasing maturity of the underlying projects, and reductions to amortization during the third quarter of 2012 that were attributable to the re-estimation of inception-to-date amortization of certain partnership interests.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2013 and 2012 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Tax credits recognized during the period	$4,473	$2,528	$13,418	$7,637
Deferred tax benefit of amortization	$666	$73	$2,582	$1,590

Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (our tax-preferred investments). We impute a pro-forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax-preferred investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense. Our pro forma tax-equivalent investment result is shown in the table that follows as is a reconciliation of our tax equivalent result to our GAAP net investment result.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
GAAP net investment result:
Net investment income	$33,889	$33,910	$99,282	$101,912
Equity in earnings (loss) of unconsolidated subsidiaries	(305)	211	(3,500)	(4,082)
GAAP net investment result	$33,584	$34,121	$95,782	$97,830

Pro forma tax-equivalent investment results	$46,015	$43,314	$132,694	$125,149

Reconciliation of pro forma and GAAP tax-equivalent investment results:
Pro forma tax-equivalent investment results	$46,015	$43,314	$132,694	$125,149
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	(4,639)	(4,517)	(14,270)	(13,807)
BOLI	(341)	(352)	(812)	(846)
Dividends received	(570)	(435)	(1,187)	(916)
Tax credit partnerships	(6,881)	(3,889)	(20,643)	(11,750)
GAAP net investment result	$33,584	$34,121	$95,782	$97,830

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2013	2012	2013	2012
Other-than-temporary impairment losses, total:
State and municipal bonds	$—	$—	$(71)	$—
Residential mortgage-backed securities	—	(94)	—	(557)
Corporate debt	—	(48)	—	(878)
Other investments	—	—	—	(131)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	—	—	(201)
Net impairment losses recognized in earnings	—	(142)	(71)	(1,767)
Gross realized gains, available-for-sale securities	7,708	4,269	14,631	10,418
Gross realized (losses), available-for-sale securities	(5,305)	(452)	(6,269)	(635)
Net realized gains (losses), trading securities	5,818	933	14,650	1,660
Change in unrealized holding gains (losses), trading securities	3,355	7,874	23,784	12,779
Decrease (increase) in the fair value of liabilities carried at fair value	—	(401)	—	(1,245)
Other	924	1,138	925	1,138
Net realized investment gains (losses)	$12,500	$13,219	$47,650	$22,348
All impairments of debt securities recognized during 2013 and 2012 were credit-related.
The impairment recognized as part of Other investments during the nine months ended September 30, 2012 related to an interest in an LLC which we accounted for using the cost method. We impaired the investment to the NAV reported by the fund during the first quarter of 2012 because the fund was in the process of converting to a public fund. The conversion occurred during the second quarter of 2012.
The loss on sales of available-for-sale securities of $5.3 million realized during the third quarter of 2013 was entirely related to sales of fixed maturity securities and included fixed maturity securities held in an unrealized loss position of approximately $3.8 million at June 30, 2013. The decision to sell the securities was made subsequent to the filing of our June 30, 2013 Form 10Q, and was made principally as a result of finalizing the agreement to acquire Eastern. As of the date of filing of our June 30, 2013 Form 10Q, there was no intent to sell these securities nor was it more likely than not that the securities would be required to be sold before recovery of their amortized cost basis. Additionally, the unrealized loss on the securities as of June 30, 2013 was a low percentage of the amortized cost basis of the securities (approximately 3% on average) and the securities had not been identified as having suffered a deterioration in credit quality.
We substantially increased the size of our equity trading portfolio during the first quarter of 2013 and last three quarters of 2012. Unrealized trading portfolio gains in the nine-month period of 2013 reflected both higher average balances and improved stock market valuations in 2013 as compared to 2012.
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

The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was significantly affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the three and nine months ended September 30, 2013 and 2012 compare as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change
Calendar year net loss ratio	46.1%	44.5%	1.6	47.6%	44.3%	3.3
Prior accident year net loss ratio	(37.0%)	(39.4%)	2.4	(35.4%)	(39.8%)	4.4
Current accident year net loss ratio, as reported	83.1%	83.9%	(0.8)	83.0%	84.1%	(1.1)
Estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.6)%	—%	(2.6)	(2.9)%	(0.7)%	(2.2)
Current accident year net loss ratio, less listed effect	85.7%	83.9%	1.8	85.9%	84.8%	1.1

(1)	Net losses as specified divided by net premiums earned.

(2)
Net earned premium in the three- and nine-month periods of 2013 and in the nine-month period of 2012 was increased by reductions to premiums owed under reinsurance agreements for prior accident years (see the discussion under the heading "Ceded Premiums Written"). The reductions were greater in 2013 and had a more significant effect on the net loss ratio than in 2012.

The increase in the current accident year net loss ratio, shown above, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is attributable to the following:

	Increase (decrease), 2013 versus 2012
	Comparative three-month periods	Comparative nine-month periods
Effect on current accident year net loss ratio from:
Tail coverages (1)	(0.1)	(0.4)
Acquisitions (2)	(1.2)	(0.7)
Increased unallocated loss adjustment expenses	3.3	3.3
Other	(0.2)	(1.1)
Net change in ratio	1.8	1.1

(1)
Our average net loss ratio was increased in the three- and nine-month periods of both 2013 and 2012 due to tail coverages because we expected higher losses for these coverages than for our other professional liability coverages; however, the effect was smaller in 2013 due to less earned premium from tail coverages as compared to 2012.

(2)
Loss ratios associated with the business we acquired from Medmarc and IND, particularly the products liability business, were lower than the average for our other business, which decreased our average current accident year net loss ratio for the three- and nine-month periods of 2013 as compared to the same periods of 2012.

During the three and nine months ended September 30, 2013 we recognized favorable loss development related to previously established reserves, on a gross basis, of $54.6 million and $158.1 million, respectively. On a net basis, we recognized favorable development of $49.4 million and $141.0 million for three and nine months ended September 30, 2013, respectively. The net basis reflects favorable development recognized with respect to our ceded coverage layers. We re-evaluate our previously established reserves each quarter based on our most recently available claims data and currently available industry trend information. As discussed in our Form 10Q for the period ended March 31, 2013, given our increasing confidence in the underlying loss trends we recognized $53.1 million of favorable development in the first quarter of this year. Based upon additional observations coming out of our more detailed review performed during the second quarter of 2013 we recognized a lower level of favorable development for the second quarter of 2013, and increased our reserve estimate for losses in excess of policy limits, for a total net favorable development of $38.5 million. Observations coming out of our third quarter review of claims data indicated no further deterioration in the particular reserve components that were of concern during the second quarter of 2013. Furthermore, based on legal developments during the third quarter, we have lowered our estimate for losses in excess of policy limits as of September 30, 2013.
Development recognized for the 2013 three- and nine-month periods principally related to accident years 2005 through 2011. We have not recognized any development in 2013 related to the reserves acquired from Medmarc and IND.
We recognized net favorable loss development of $50.0 million and $157.5 million related to our retained layers of coverage during the three and nine months ended September 30, 2012, respectively, primarily related to accident years 2004 through 2010. A detailed discussion of factors influencing our recognition of loss development recognized is included under "Critical Accounting Estimates - Reserve for Losses and Loss Adjustment Expenses.”
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
Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of the three and nine months ended September 30, 2013 and 2012 underwriting, policy acquisition and operating expenses:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2013	2012	Change		2013	2012	Change
Underwriting, policy acquisition and operating expenses	$33,348	$33,280	$68	0.2%	$105,592	$103,083	$2,509	2.4%
The following table highlights the items affecting expenses in 2013 and 2012.

	Expense Increase (Decrease)
	2013 as compared to 2012
(In millions)	Three Months Ended September 30	Nine Months Ended September 30
Expenses of operations from acquired entities*	$2.9	$8.0
Higher compensation costs during 2013, principally attributable to incentive compensation	0.8	3.0
Increase in compensation costs allocated to ULAE or capitalized as deferred policy acquisition costs during 2013	(2.3)	(6.3)
Amortization of deferred policy acquisition costs reflects a reduction in 2013 attributable to lower premium volume and, for the nine-month period, a reduction attributable to the adoption of new accounting guidance at the beginning of 2012. The effect of lower premium volume was offset in the 2013 three-month period and somewhat offset in the 2013 nine-month period by underwriting compensation costs which were higher in 2013 than in 2012.	—	(2.8)
Variances attributable to discrete events of 2013 or 2012:
Medmarc and IND transaction-related costs, principally professional fees and one time compensation costs	(0.6)	1.8
Compensation costs associated with employee relocation and severance, principally related to the enhancement of our customer service capabilities in 2012	—	(0.7)
Recoveries received in 2012 related to the settlement of litigation	—	0.7
Other variations not individually significant	(0.7)	(1.2)
Net change in expenses	$0.1	$2.5

*
The impact of purchase accounting related to deferred policy acquisition costs reduced the reported expenses by approximately $0.8 million and $4.2 million for the 2013 three- and nine-month periods, respectively.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio was affected in both 2013 and 2012 by ceded premium reductions related to prior accident years, as discussed under the heading "Ceded Premiums Written", and by expenses associated with discrete events (see table above):

	Underwriting Expense Ratio
	Three Months Ended September 30			Nine Months Ended September 30
	2013	2012	Change	2013	2012	Change
Underwriting expense ratio, as reported	25.0%	26.2%	(1.2)	26.5%	26.1%	0.4
Estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years	(0.7%)	—%	(0.7)	(0.7%)	(0.2%)	(0.5)
Expenses associated with discrete events (see table above)	0.3%	0.8%	(0.5)	0.7%	0.3%	0.4
Underwriting expense ratio, less listed effects	25.4%	25.4%	—	26.5%	26.0%	0.5
As compared to 2012, our 2013 underwriting expense ratio was also affected by the following:

	Increase (decrease), 2013 versus 2012
	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Lower net earned premiums, exclusive of acquisitions	0.8	1.4
Acquisitions, see discussion below	0.3	—
Increased compensation costs	0.6	0.7
Increase in costs allocated to ULAE or capitalized as deferred policy acquisition costs	(1.7)	(1.5)
Other	—	(0.1)
Net increase/(decrease) in ratio	—	0.5
The operating expenses of Medmarc and IND, exclusive of transaction costs, had a minor effect on our 2013 ratio as these entities also increased net premium earned. However, as previously discussed, recorded deferred policy acquisition cost amortization for these entities was lower in 2013 than would be considered normal due to the application of GAAP purchase accounting rules. Normalizing these costs would increase our ratio for the 2013 three- and nine-month periods by approximately 0.6 and 1.0 percentage points, respectively.
Interest Expense
Interest expense declined during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 reflecting higher average outstanding debt in 2013 but a lower average rate. Our weighted average outstanding debt under our revolving credit agreement approximated $123 million for the nine months ended September 30, 2013. No amount was outstanding under the credit agreement in the first nine months of 2012, although fees and amortization were incurred. Our average outstanding debt under all other long term debt instruments (all retired third quarter 2012) approximated $40 million for the nine months ended September 30, 2012.
Interest expense for the three and nine months ended September 30, 2013 and 2012 is provided in the following table:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2013	2012	Change	2013	2012	Change
Revolving credit agreement (including fees and amortization)	$322	$141	$181	$1,077	$451	$626
Other debt instruments, principally long-term debt repaid in 2012	—	209	(209)	8	1,551	(1,543)
	$322	$350	$(28)	$1,085	$2,002	$(917)

Taxes
Factors affecting our effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(4.1%)	(3.8%)	(5.3%)	(4.9%)
Tax credits	(5.2%)	(2.9%)	(6.9%)	(3.7%)
Non-taxable gain on acquisition	(0.5%)	—%	(2.9%)	—%
Other	1.7%	(0.2%)	1.0%	0.5%
Effective tax rate	26.9%	28.1%	20.9%	26.9%
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both the three- and nine-month periods of 2013 and 2012 were different from the statutory Federal income tax rate primarily because a portion of our investment income and the 2013 gain on acquisition are not taxable and because we utilized tax credit benefits transferred from our tax credit partnership investments.
Tax benefits recognized, related to the tax credits, approximated $4.5 million and $13.4 million for the three and nine months ended September 30, 2013, respectively, as compared to $2.5 million and $7.6 million for the 2012 three- and nine-month periods, respectively.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2013 and December 31, 2012. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	September 30, 2013
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$182	$180	$177	$173	$170
U.S. Government-sponsored enterprise obligations	38	37	36	35	34
State and municipal bonds	1,232	1,207	1,187	1,138	1,090
Corporate debt	1,463	1,428	1,383	1,328	1,275
Asset-backed securities	439	438	429	414	399
All fixed maturity securities	$3,354	$3,290	$3,212	$3,088	$2,968

Duration:
U.S. Treasury obligations	3.75	3.71	3.68	3.63	3.57
U.S. Government-sponsored enterprise obligations	2.91	3.05	3.21	3.20	3.16
State and municipal bonds	3.75	3.97	4.11	4.25	4.32
Corporate debt	4.10	4.13	4.09	4.03	3.96
Asset-backed securities	1.75	2.59	3.13	3.60	3.75
All fixed maturity securities	3.63	3.83	3.94	4.02	4.03

	December 31, 2012
Fair Value (in millions):
U.S. Treasury obligations	$210	$209	$206	$202	$197
U.S. Government-sponsored enterprise obligations	58	58	57	55	53
State and municipal bonds	1,269	1,258	1,220	1,170	1,122
Corporate debt	1,533	1,521	1,471	1,409	1,350
Asset-backed securities	498	499	494	481	466
All fixed maturity securities	$3,568	$3,545	$3,448	$3,317	$3,188

Duration:
U.S. Treasury obligations	2.92	2.89	2.84	2.77	2.70
U.S. Government-sponsored enterprise obligations	2.89	2.90	2.98	3.08	3.08
State and municipal bonds	3.78	3.91	4.06	4.17	4.26
Corporate debt	4.26	4.27	4.27	4.22	4.15
Asset-backed securities	1.81	1.82	2.35	3.06	3.66
All fixed maturity securities	3.65	3.70	3.81	3.93	4.01

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
ProAssurance’s cash and short-term investment portfolio at September 30, 2013 was carried on a cost basis which approximates its fair value. This portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2013, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $257 million at September 30, 2013 and $196 million at December 31, 2012, with the 2013 increase primarily attributable to acquisitions. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At September 30, 2013 the fair value of our investment in common stocks was $250 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $273 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $226 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2013. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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

The following table presents the claims paying ratings of our core insurance subsidiaries as of October 25, 2013. NR indicates that the subsidiary has not been rated by the listed rating agency.

Rating Agency
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A+ (Superior)	A (Strong)	A2
ProAssurance Casualty Co.	A+ (Superior)	A (Strong)	A2
ProAssurance Specialty Insurance Company, Inc.	A+ (Superior)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A2
PACO Assurance Company, Inc.	A-(Excellent)	A (Strong)	NR
Noetic Specialty Insurance Company	A (Excellent)	A (Strong)	NR
Medmarc Casualty Insurance Company	A (Excellent)	A (Strong)	NR
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (in thousands)
July 1 - 31, 2013	—	$—	—	$135,083
August 1 - 31, 2013	—	$—	—	$135,083
September 1 - 30, 2013	174,710	$45.56	174,710	$127,119
Total	174,710	$45.56	174,710

*
In November 2010, the ProAssurance Board of Directors authorized $200 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among ProAssurance Corporation, PA Merger Company and Eastern Insurance Holdings, Inc., dated September 23, 2013, a copy of which was filed as an exhibit to ProAssurance's Current Report on Form 8-K filed with the SEC on September 24, 2013, and incorporated herein by this reference.

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
November 6, 2013

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial and Accounting Officer
(Duly authorized officer and principal financial and accounting officer)