Form 10-K
period 2013-12-31
PROASSURANCE CORP
filed 2014-02-20
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2013,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2013 was $3,178,444,502.
As of February 12, 2014, the registrant had outstanding approximately 60,486,816 shares of its common stock.

Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2014 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

General Information
Throughout this report, references to ProAssurance, “we”, “us”, “our” or "the Company" refer to ProAssurance Corporation and its consolidated subsidiaries. Also, as ProAssurance is an insurance holding company and certain terms and phrases common to the insurance industry are used in this report that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on the Supplemental Information page of our website (www.proassurance.com/InvestorRelations/supplemental.aspx).
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	changes in general economic conditions, including the impact of inflation or deflation and unemployment;

•	our ability to maintain our dividend payments;

•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;

•	the enactment or repeal of tort reforms;

•	formation or dissolution of state-sponsored healthcare professional liability insurance entities that could remove or add sizable groups of physicians from or to the private insurance market;

•	changes in the interest rate environment;

•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;

•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;

•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•
changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board, or the New York Stock Exchange (NYSE) and that may affect our business;

•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or the particular insurance lines underwritten by our subsidiaries;

•	the effects of changes in the healthcare delivery system, including but not limited to the Patient Protection and Affordable Care Act (the Healthcare Reform Act);

•	consolidation of healthcare providers resulting in entities that are more likely to self-insure a substantial portion of their healthcare professional liability risk;

•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

•	changes in the availability, cost, quality or collectability of insurance/reinsurance;

•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;

•	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;

•	loss or consolidation of independent agents, agencies, brokers or brokerage firms;

•	changes in our organization, compensation and benefit plans;

•	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;

•	our ability to retain and recruit senior management;

•	the availability, integrity and security of our technology infrastructure;

•	the impact of a catastrophic event, as it relates to both our operations and our insured risks;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorism related insurance legislation and laws;

•	assessments from guaranty funds;

•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;

•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;

•	provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or may impede a takeover;

•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;

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

Additional risks that could adversely affect the integration of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), and Eastern Insurance Holdings, Inc. (Eastern) into ProAssurance, include but are not limited to the following:

•
the outcome of claims that may be asserted by either the policyholders or shareholders of any of these acquired entities relating to payments or other issues associated with the acquisition of the entities and subsequent mergers into ProAssurance;

•	the operations of ProAssurance and Medmarc or ProAssurance and Eastern may not be integrated successfully, or such integration may take longer to accomplish than expected;

•	cost savings from the transactions may not be fully realized or may take longer to realize than expected; and

•	operating costs, customer loss and business disruption following one or both transactions, including adverse effects on relationships with employees, may be greater than expected.
Additional risks that could arise from our membership in the Lloyd's of London market (Lloyd's) and our participation in Lloyd's Syndicate 1729 (Syndicate 1729) include but are not limited to the following:

•	members of Lloyd's are subject to levies by the Council of Lloyd's based on a percentage of the member's underwriting capacity, currently a maximum of 3%;

•
syndicate operating results can be affected by decisions made by the Council of Lloyd's over which the management of Syndicate 1729 has little ability to control, such as a decision to not approve our annual business plan, or a decision to increase the capital required to continued operations, and by our obligation to pay levies to Lloyd's;

•
Lloyd's insurance and reinsurance relationships and distributions channels could be disrupted or Lloyd's trading licenses could be revoked making it more difficult for Syndicate 1729 to distribute and market its products; and

•	rating agencies could downgrade their ratings of Lloyd's as a whole.
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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2013, our net premiums written totaled $525.2 million, and at December 31, 2013 we had total assets of $5.2 billion and $2.4 billion of shareholders' equity. We provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks, and, effective January 1, 2014, workers' compensation insurance. During 2013, through a wholly owned subsidiary, we became a corporate member of Lloyd's of London and provided a majority of the capital for Syndicate 1729. Syndicate 1729 began writing a range of property and casualty insurance and reinsurance lines effective January 1, 2014.
Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the NYSE under the symbol “PRA.” Our website is www.ProAssurance.com and we maintain a dedicated Investor Relations section on that website (www.ProAssurance.com/InvestorRelations) to provide specialized resources for investors and others seeking to learn more about us.
As part of our disclosure through the Investor Relations section of our website, we publish our annual report on Form 10K, our quarterly reports on Form 10Q, and our current reports on Form 8K and all other public SEC filings as soon as reasonably practical after filing with the SEC on its EDGAR system. These SEC filings can be found on our website at www.proassurance.com/InvestorRelations/reports_filings.aspx. This section also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under Statutory Accounting Principles as required by regulation), news releases that we issue, a listing of our investment holdings, and certain investor presentations. The Governance section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc. in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions. Significant acquisitions completed in the most recent five years include:

•	Podiatry Insurance Company of America and subsidiaries, (PICA), acquired April 1, 2009,

•	American Physicians Service Group, Inc. and subsidiaries, (APS), acquired November 30, 2010,

•	Independent Nevada Doctors Insurance Exchange, (IND), acquired November 30, 2012,

•	Medmarc Mutual Insurance Company and subsidiaries, (Medmarc), acquired January 1, 2013, and

•	Eastern Insurance Holdings, Inc., (Eastern), which was completed January 1, 2014.
Our Strategy
Our business objectives are to generate attractive returns on equity and book value per share growth for our shareholders. We believe we achieve these objectives by executing the following strategies:

•
Pursue profitable underwriting opportunities. We pursue a strategy that emphasizes profitability, not market share. Key elements of this strategy are prudent risk selection, appropriate pricing and adjusting our business mix as appropriate to effectively utilize capital and achieve market synergies. We seek to help customers confront uncertainty through innovative loss transfer and loss mitigation solutions for liability risks, with an emphasis on healthcare. Our healthcare focus considers the risk management needs of a broad spectrum of the healthcare provider market. Often, we utilize mergers or acquisitions to expand the products we offer or the types of customers we serve.

•
Exercise underwriting and risk management discipline. We believe we exercise underwriting and risk management discipline by adhering to underwriting guidelines across our business lines and fostering a culture that focuses on enterprise risk management and strong internal controls.

•	Assist insureds in reducing risk. We offer training to our insureds to assist them in the use of risk reduction tools and techniques.

•
Manage claims effectively. Our experienced claims teams have industry and insurance expertise that, with our extensive local knowledge, allows us to resolve claims in the most effective manner possible, considering the circumstances of each claim. When practical, we utilize formalized claims management processes and protocols as a means of reducing claim costs.

•
Provide superior customer service. Our mission statement, We Exist to Protect Others, goes hand-in-hand with our corporate motto, "Treated Fairly." Both statements speak to our desire to be a strong and trusted partner that helps customers confront uncertainty through innovative loss transfer and loss mitigation solutions for liability risks, with an emphasis on healthcare. Our employees are committed to core values of integrity, respect, involvement of our insureds, collaboration, communication and enthusiasm every day.

•
Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

•	Maintain financial stability. We are committed to maintaining claims paying ratings of "A" or better.
Organization and Segment Information
We operate through multiple insurance organizations with four areas of focus: professional liability insurance, medical technology and life sciences products liability insurance, and beginning January 1, 2014, workers' compensation insurance and international property and casualty insurance and reinsurance. We operated as a single segment in 2013, 2012 and 2011. In 2014 we expect to report our results in four segments: specialty property and casualty, workers' compensation, Lloyd's syndicate and corporate. Our corporate segment includes our investing operations managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses.
Gross Premiums Written
Gross premiums written for the years ending December 31, 2013, 2012 and 2011 is provided below.

($ in thousands)	Year Ended December 31
	2013		2012		2011
Gross Premiums Written
Professional liability:
Physicians (1)	$414,167	73%	$416,510	78%	$451,181	80%
Other healthcare professionals and facilities	69,327	12%	71,751	13%	73,729	13%
Legal professionals	27,060	5%	17,146	3%	16,474	3%
All other (2)	22,803	4%	31,024	6%	24,511	4%
Medical technology and life sciences products liability	34,190	6%	—	—%	—	—%
Total	$567,547	100%	$536,431	100%	$565,895	100%
(1) Primarily comprised of one-year term policies, but includes premium related to policies with a two-year term of $25.6 million in 2013, $13.1 million in 2012 and $22.3 million in 2011.
(2) Includes tail coverage premiums of $20.9 million in 2013, $29.4 million in 2012 and $20.9 million in 2011.
Prior to acquisition of Medmarc on January 1, 2013 we did not have any medical and life sciences products technology premium. As previously discussed, the operating results of our workers' compensation segment will not be included in our consolidated results until 2014. Additional detailed information regarding premium by individual product type is provided in Item 7, Management's Discussion and Analysis, Results of Operations, under the caption "Premiums Written".
Prior to January 1, 2014 all of our premium revenues were written within the United States. As of January 1, 2014 we are writing premium outside of the United States due to our participation in Syndicate 1729, see segment discussion below.

Specialty Property and Casualty Segment
Professional Liability Insurance
Our professional liability business is focused on providing professional liability insurance to healthcare providers and institutions and to attorneys and their firms. Physicians are currently our core customer group, but we target the full spectrum of the healthcare professional liability market. For our legal professional liability product, we target smaller law practices. While most of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis. We are licensed to do business in every state. For the years ended December 31, 2013, 2012 and 2011 physician coverages represented 73%, 78% and 80%, respectively, of the consolidated gross premiums written.
We utilize independent agencies and brokers as well as an internal sales force to write our healthcare professional liability (HCPL) business. Our legal professional liability business is written almost exclusively through agents and brokers. For the year ended December 31, 2013 approximately 66% of our professional liability gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokerages we use typically sell through professional liability insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. No single agent, broker, brokerage or agency accounts for more than 10% of our total professional liability premiums.
In marketing our professional liability products we emphasize that we offer:

•	financial strength,

•	liability coverages tailored to meet evolving needs of our insureds,

•	excellent claims and underwriting services,

•	risk management consultation, loss prevention seminars and other educational programs,

•	regular newsletters discussing matters of interest to our insureds, including updates on legislative developments,

•	support of legislation that will have a positive effect on healthcare and legal liability issues, and

•	involvement in and support for local professional societies and related organizations.
These communications and services demonstrate our understanding of the professional liability insurance needs of our insureds, promote a commonality of interest between us and our insureds and provide opportunities for targeted interactions with potential insureds. We maintain regional underwriting and claims processing centers which permit us to consistently provide a high level of customer service to both small and large accounts.
We maintain internal claims personnel that investigate and monitor the processing of our professional liability claims, and engage experienced, independent litigation attorneys in each venue to assist with the claims process as we believe this practice aids us in providing defense that is aggressive, effective and cost-efficient. We evaluate the merit of each claim and determine the appropriate strategy for resolution of the claim, either seeking a reasonable good faith settlement appropriate for the circumstance of the claim or aggressively defending the claim. As part of the evaluation and preparation process for healthcare professional liability claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.
Medical Technology and Life Sciences Insurance
Our Medical Technology and Life Sciences business, acquired January 1, 2013 through the acquisition of Medmarc, offers products liability insurance for medical technology and life sciences companies that manufacture or distribute products that are almost all regulated by the United States Food and Drug Administration. Products insured include imaging and non-invasive diagnostic medical devices, orthopedic implants, pharmaceuticals, clinical lab instruments, medical instruments, dental products, and animal pharmaceuticals and medical devices. We also provide coverage for clinical trials and contract manufacturers.
In underwriting our products liability business, we consider the type of risk, the amount of coverage being sought, the expertise and experience of the applicant, and the expected volume of product sales in making our underwriting decision. Close to 100% of our products liability business is written through independent brokers with our top ten producers generating approximately $16 million of our 2013 gross premiums written. We do not appoint agents for our products liability business.
Our products liability claims are centrally processed in Chantilly, Virginia. We strongly defend these claims, with a negotiated settlement being the most frequent means of resolution.
Competition
For our HCPL business, we compete in a fragmented market comprised of many insurers, ranging from single state mono-line insurers to large national carriers offering multiple product lines. According to 2012 industry gross premiums written data, the top five HCPL writers hold a combined market share of approximately 32% and we are the fourth largest HCPL writer in the United States. Competitive distinctions vary from state-to-state and within areas of healthcare delivery (e.g., individual physicians vs. hospitals and facilities) and include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions. Our competitors range from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets.
We are widely recognized in our HCPL markets for our heritage as a policyholder founded company with a long-term focus on the industry and for strong and effective claims management. Historically, we have principally insured physicians in a solo or small group practice, but in recent years we have increased our focus on offering unique, joint or cooperative insurance programs that are attractive to hospitals or other large groups. Often, these large groups and hospitals choose to manage their HCPL risks through alternative insurance mechanisms such as risk retention groups or self-insurance entities, and we offer insurance programs designed to compete with these mechanisms. In recent years there has been a substantial increase in the number of physicians employed full time by hospitals or large group practices, which industry-wide has reduced the number of physicians insured on an individual or small-group basis. Additionally, many believe that healthcare services in the United States will increasingly be provided by professionals other than physicians and outside of hospital settings. We have addressed these issues by refining our existing hospital/physician insurance programs, developing new insurance mechanisms to meet the needs of hospitals and large practice groups, expanding our coverage of healthcare providers other than physician or hospitals, and by enhancing our customer service capabilities, particularly with regard to larger accounts. We believe that our size, reputation for effective claims management, unique customer service focus, multi-state presence, and experience with a broad spectrum of healthcare professionals will provide us with competitive advantages as the HCPL marketplace changes.
We recognize the importance of providing our products at competitive rates. We base our rates on current loss projections, and targeted new business and renewal retention programs where we consider appropriate based on the risks assumed.
Competition in the legal professional liability market is also varied, with coverage offered by both large national property and casualty providers and smaller specialty providers, including mutual companies affiliated with one or more state legal professional association.
Competition in the products liability market is among national property and casualty insurers, some of which are significantly larger than ProAssurance.
Workers' Compensation Segment
Effective January 1, 2014 ProAssurance acquired Eastern, which offers workers' compensation products in the Mid-Atlantic (primarily in Pennsylvania), Southeast, and Midwest regions of the continental United States. The operating results of Eastern will be included in our consolidated results beginning January 1, 2014.
Our workers' compensation business consists of two major business activities:

•
Workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies, and alternative market products.

•
Alternative market workers’ compensation solutions provided to individual companies, groups and associations (referred to hereafter as “cell participants”) whereby policies written are 100% reinsured by related segregated portfolio cells of our subsidiary domiciled in the Cayman Islands. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the cell participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. The underwriting results and investment income of the segregated portfolio cells are shared with the cell participants in accordance with the terms of the cell agreements. We principally receive fee revenue from the cells, and for cells in which we are a cell participant, a percentage of the profit or loss of the cell.

Both groups of workers' compensation products are distributed through a group of appointed independent agents.
We utilize an individual account underwriting strategy for our workers' compensation business that is focused on selecting quality accounts. The goal of our workers’ compensation underwriters is to select a diverse book of business with respect to risk classification, hazard level and geographic location. We target accounts with strong return to work and safety programs in low to middle hazard levels such as clerical office, light manufacturing, healthcare, auto dealers and service industries and maintain a strong risk management unit in order to better serve our customers' needs.
We actively seek to reduce our workers' compensation loss costs by placing an emphasis on early intervention and aggressive disability management, utilizing in-house and third-party specialists for case management, including medical cost management. Strategic vendor relationships have been established to reduce claim costs associated with legal representation and medical costs such as physician and hospital charges, physical therapy services and prescription drugs.

Competition
As with our professional and product liability business, there is substantial competition for our workers' compensation business. Workers’ compensation insurance is subject to significant price competition. In addition to price, competition in the workers’ compensation insurance line of business is based on quality of the products, quality and delivery of service, financial strength, ratings, distribution systems and technical expertise. Competitors include both regional specialized providers and large national insurance entities offering a full spectrum of business liability products.
Lloyd's Syndicate Segment
Late in 2013, we completed the process of becoming a corporate member of Lloyd's of London, an internationally recognized specialist insurance market. We are the majority (58%) capital provider to Syndicate 1729, which began writing business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. We have committed £47.3 million ($78.3 million*) of capital for the first year of Syndicate 1729 operations and have a total capital commitment through 2019 of up to $200 million. Syndicate 1729 will cover a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million ($124.2 million*) for the 2014 underwriting year, of which £43.2 million ($71.5 million*) is our allocated underwriting capacity as a corporate member.
Syndicate 1729 faces significant competition from other Lloyd's syndicates, U.S. insurers operating internationally, and international and domestic insurers offering similar coverages. Competition is based on price, types and quality of product offered, and service quality. Syndicate 1729 is led by an experienced Lloyd's insurance and reinsurance underwriter, which we believe provides a competitive advantage.
*$ amounts estimated using the GBP exchange rate as of December 31, 2013.
Corporate Segment
We manage our investments at the corporate level and we apply a consistent management strategy to the entire portfolio. Accordingly, we report our investment results and net realized investment gains and losses within our corporate segment. Our corporate segment also includes certain revenues and expenses which management does not consider in evaluating the financial results of our other operating segments, interest expense and taxes.
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
Rating Agencies
Our claims paying ability is regularly evaluated and rated by three major rating agencies, A. M. Best, Fitch and Moody’s. In developing their claims paying ratings, these agencies make an independent evaluation of an insurer’s ability to meet its obligations to policyholders. See "Risk Factors" for a table presenting the claims paying ratings of our principal insurance operations.
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
Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our active insurance subsidiaries and other states in which our insurance subsidiaries do business. Our primary active insurance subsidiaries are domiciled in the United States. Our states of domicile include Alabama, Illinois, Michigan, Pennsylvania, and Vermont. We have reinsurance operations based in the Cayman Islands and, through our Lloyd's Syndicate segment, we have insurance operations based in the United Kingdom.
United States
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
Insurance Regulation Concerning Change or Acquisition of Control
The insurance regulatory codes in each of the domiciliary states of our operating subsidiaries contain provisions (subject to certain variations) to the effect that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control or possession with the power to vote or possession of proxies with respect to 10% (5% in Alabama) or more of the voting securities of a domestic insurer or of a person that controls a domestic insurer. Because of these regulatory requirements, any party seeking to acquire control of ProAssurance or any other domestic insurance company, whether directly or indirectly, would usually be required to obtain such approvals.
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
In late 2010, the National Association of Insurance Commissioners (the NAIC) adopted the Model Insurance and Holding Company System Regulatory Act and Regulation (“Model Law”). The Model Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA), which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA will also require insurers to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from the Model Law. None of the states in which we are domiciled have adopted the Model Law or ORSA.
Regulation of Dividends and Other Payments from Our Operating Subsidiaries
Our operating subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends or distributions an insurance company may pay to its shareholders, including our insurance holding company, without prior regulatory approval. Generally, dividends may be paid only out of unassigned earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
State insurance holding company regulations generally require domestic insurers to obtain prior approval of extraordinary dividends. Insurance holding company regulations that govern our principal operating subsidiaries deem a dividend as extraordinary if the combined dividends and distributions to the parent holding company in any twelve-month period exceed prescribed thresholds. Such thresholds are statutorily prescribed by the state of domicile and currently are based on either net income for the prior fiscal year (reduced by realized capital gains in certain domiciliary states) or a percentage of unassigned surplus at the end of the prior fiscal year, depending upon the wording of the statute.
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
Risk-Based Capital
In order to enhance the regulation of insurer solvency, the NAIC specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2013, all of ProAssurance’s insurance subsidiaries substantially exceeded the minimum required risk-based capital levels.
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
Changes in Legislation and Regulation
Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business, notably Florida, Georgia, Illinois, Missouri, Ohio, Texas, and West Virginia, enacted tort reform legislation in the previous decade as a response to a rapid deterioration in loss trends. These reforms are generally thought to have contributed to the improvement in the overall loss trends in those states, although loss trends have also been favorable in states that did not pass any type of tort reform. In states where these reforms are perceived to have improved the legal climate for liability defendants, we have experienced an increase in competition.
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
The Healthcare Reform Act was passed and signed into law in March 2010. Some of the more significant provisions of the Act have not yet become effective, and effects from enacted provisions may gradually increase. We do not expect that the provisions thus far enacted will have a significant direct effect on our business, but specific regulations to implement the law are still being written.
The Healthcare Reform Act is expected to have a significant impact on the practice of medicine in future years and could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: reduced operating margins that may cause physicians and hospitals to join in larger groupings which are more likely to utilize self-insured solutions for HCPL insurance products; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; there may be an overall increase in healthcare costs which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for HCPL products. We are unable to predict with any certainty the effect that the Healthcare Reform Act or future related legislation will have on our insureds or our business.
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
One of the federal government bodies created by the Dodd-Frank Act was the Federal Insurance Office (FIO) which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited power to preempt certain types of state insurance laws. The recent proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. We cannot predict whether the proposals will be adopted or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operations.
In recent years, the insurance industry has been subject to increased scrutiny by regulators and legislators. The NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems.
Terrorism Risk Insurance Act
The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 to ensure the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act) extended the program through December 31, 2014. The Reauthorization Act revised the definition of “Act of Terrorism” to remove the requirement that the act of terrorism be committed by an individual acting on behalf of any foreign person or foreign interest in order to be certified under the Reauthorization Act. The Reauthorization Act requires a $100 million loss event to trigger coverage. The Federal government will reimburse 85% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100 billion.
Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in our workers' compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.
International
Workers' Compensation
Our segregated portfolio cell business is reinsured through our subsidiary, Eastern Re Ltd., SPC (Eastern Re), which is organized and licensed as a Cayman Islands unrestricted Class B insurance company. Eastern Re is subject to regulation by the Cayman Islands Monetary Authority (CIMA). Applicable laws and regulations govern the types of policies that the Company can insure or reinsure, the amount of capital that it must maintain and the way it can be invested, and the payment of dividends without approval by the CIMA. Eastern Re is required to maintain minimum capital of approximately $120,000 and must receive approval from the CIMA before it can pay any dividends.
Lloyd's Syndicate 1729
Syndicate 1729 is regulated in the United Kingdom by the Prudential Regulation Authority and the Financial Conduct Authority. All Lloyd's syndicates must also comply with the bylaws and regulations established by the Council of Lloyd's including submission and approval of an annual business plan and maintenance of stipulated capital levels. Also, the Council of

Lloyd's may call or assess a percentage of a member's underwriting capacity (currently a maximum of 3%) as a contribution to Lloyd's Central Fund, which, similar to state guaranty funds in the United States, meets policyholder obligations if a Lloyd's member is otherwise unable to do so.
The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to businesses within the European Union. Solvency II is currently required to be implemented on January 1, 2016, and certain interim transition measures are required for 2014 and 2015. We expect to comply with the requirements in accordance with the timetable set out by the Council of Lloyd's.
Enterprise Risk Management
As a large property and casualty insurance provider, we are exposed to many risks. These risks, whether taken intentionally or unintentionally, are a function of the environment within which we operate. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. In response to these exposures we have implemented an Enterprise Risk Management (ERM) program. Our ERM program consists of numerous processes and controls that have been designed by our senior management, with oversight by our Board of Directors, and have been implemented across our organization. We utilize ERM to identify potential risks from all aspects of our operations and to evaluate these risks in manner that is both prudent and balanced. Our primary objective is to develop a risk appetite that creates and preserves value for all of our stakeholders.
Employees
At January 1, 2014, upon completion of our merger with Eastern, we had 962 employees, none of whom were represented by a labor union. We consider our employee relations to be good.
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
The property and casualty insurance business is highly competitive. We compete in a fragmented market comprised of many insurers, ranging from smaller single state mono-line insurers who have an extensive knowledge of local markets to large national insurers who offer multiple product lines and whose financial strength and resources may be greater than ours. In many instances, coverage we offer is also available through mutual entities whose return on equity objectives may be lower than ours. Also, there are many opportunities for self-insurance and for participation in an alternative risk transfer mechanism, such as captive insurers or risk retention groups.
Competition in the property and casualty insurance business is based on many factors, including premiums charged and other terms and conditions of coverage, services provided, financial ratings assigned by independent rating agencies, claims services, reputation, geographic scope, local presence, agent and client relationships, financial strength and the experience of the insurance company in the line of insurance to be written. Actions of competitors could adversely affect our ability to attract and retain business at current premium levels, impact our market share and reduce the profits that would otherwise arise from operations.
Because we are a property and casualty insurer, our business may suffer as a result of unforeseen catastrophe losses.
As a property and casualty insurer we are exposed to claims arising out of catastrophes, primarily through our workers' compensation and Syndicate 1729 operations. Catastrophes can be caused by various events, including hurricanes, tsunamis, tornadoes, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks or a wide-spread financial crisis. The incidence, frequency and severity of catastrophes are inherently unpredictable. While we use historical data and modeling tools to assess our potential exposure to catastrophic losses under various conditions and probability scenarios, such assessments do not necessarily accurately predict future losses or accurately measure our potential exposure. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Although we purchase reinsurance protection for risks we believe bear a significant level of catastrophe exposure, actual losses resulting from a catastrophic event or events may exceed our reinsurance protection. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our financial position, results of operations and liquidity.
Our results of operations and financial condition may be affected if actual insured losses differ from our loss reserves or if actual amounts recoverable under reinsurance agreements differ from our estimated recoverables.
We establish reserves as balance sheet liabilities representing our estimates of amounts needed to resolve reported and unreported losses and pay related loss adjustment expenses. Our largest liability is our reserve for loss and loss adjustment expenses. Due to the size of our reserve for loss and loss adjustment expenses, even a small percentage adjustment to our reserve can have a material effect on our results of operations for the period in which the change is made.
The process of estimating loss reserves is complex. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment, and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:

•	for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;

•	trends in paid and incurred loss development;

•	trends in claim frequency and severity;

•	emerging economic and social trends;

•	trend of healthcare costs for claims involving bodily injury;

•	inflation and levels of employment; and

•	changes in the regulatory legal and political environment.
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
Establishing claim and claim adjustment expense reserves for mass tort claims is subject to uncertainties due to many factors, including expanded theories of liability, geographical location and jurisdiction of the lawsuits and the number of manufacturers and/or distributors involved. Moreover, it is difficult to estimate our ultimate liability for such claims due to evolving judicial interpretations of various tort theories of liability and defense theories, such as federal preemption and joint and several liability, as well as the application of insurance coverage to these claims.
If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risk or reduce the level of our underwriting commitments.
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
We transfer part of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although our reinsurance agreements make the reinsurer liable to us to the extent the risk is transferred, our liability to our policyholders remains our responsibility. Reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements or may fail to pay us for financial or other reasons. If reinsurers refuse or fail to pay us or fail to pay on a timely basis, our financial results and/or cash flows would be adversely affected and could have a material effect on our results of operations in the period in which uncollectible amounts are identified.
At December 31, 2013 our Receivable from reinsurers on unpaid losses is $247.5 million and our Receivable from reinsurers on paid losses is $3.2 million. As of December 31, 2013 the estimated net amount due from four of our reinsurers exceeded $20 million, on an individual basis, with the largest estimated amount due from an individual reinsurer being $26.0 million. A table listing significant reinsurers is provided in Item 7. Management's Discussion and Analysis, as a part of the Liquidity section, under the caption "Reinsurance".
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
The Healthcare Reform Act is expected to have a significant impact on the practice of medicine in future years and could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: reduced operating margins that may cause physicians and hospitals to join in larger groupings which are more likely to utilize self-insured solutions for HCPL insurance products; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; there may be an overall increase in healthcare costs which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for HCPL products. We are unable to predict with any certainty the effect that the Healthcare Reform Act or future related legislation will have on our insureds or our business.

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
One of the federal government bodies created by the Dodd-Frank Act was the Federal Insurance Office (FIO) which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powered to preempt certain types of state insurance laws. The recent proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. We cannot predict whether the proposals will be adopted or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operations.
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
Coverage mandates or other expanded insurance requirements could also be imposed. States may also consider state-sponsored insurance entities that could remove our potential insureds from the private insurance market.
We continue to monitor developments on a state-by-state basis, and make business decisions accordingly.

Our performance is dependent on the business, economic, regulatory and legislative conditions of states where we have a significant amount of business.
Our top five states, Alabama, Ohio, Texas, Florida and Michigan, represented 43% of our gross premiums written for the year ended December 31, 2013. Moreover, on a combined basis, Alabama, Ohio and Texas accounted for 30%, 32%, and 33% of our gross premiums written for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, although Eastern will not be a part of our consolidated results until January 1, 2014, a significant portion of Eastern's total gross premium written for the year ended December 31, 2013 was in the state of Pennsylvania. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
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
The Company performs thorough due diligence before agreeing to a merger or acquisition, however there is no guarantee that the procedures we perform will adequately identify all potential weaknesses or liabilities of the target company or potential risks to the consolidated entity.
There is also no guarantee that our recent acquisitions of Medmarc and Eastern, or acquisitions or businesses acquired in the future will be successfully integrated. Ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete. The process of integrating an acquired company or business can be complex and costly, and may create unforeseen operating difficulties and expenditures. Potential problems that may arise include, among other reasons, business disruption, loss of customers and employees, the ineffective integration of underwriting, claims handling and actuarial practices, the increase in the inherent uncertainty of reserve estimates for a period of time until stable trends reestablish themselves within the combined organization, diversion of management time and resources to acquisition integration challenges, the cultural challenges associated with integrating employees, increased operating costs, assumption of greater than expected liabilities, or inability to achieve cost savings. Furthermore, claims may be asserted by either the policyholders or shareholders of any acquired entity related to payments or other issues associated with the acquisition and merger into the consolidated entity. Such claims may prove costly or difficult to resolve or may have unanticipated consequences.
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

The following table, which includes both our investment in Syndicate 1729 as of January 1, 2014 and subsidiaries acquired January 1, 2014, presents the claims paying ratings of our core insurance subsidiaries as of February 12, 2014.

Rating Agency (1)
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A+ (Superior)	A (Strong)	A2
ProAssurance Casualty Company	A+ (Superior)	A (Strong)	A2
ProAssurance Specialty Insurance Company, Inc.	A+ (Superior)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A2
PACO Assurance Company, Inc.	A- (Excellent)	A (Strong)	NR
Noetic Specialty Insurance Company	A (Excellent)	A (Strong)	NR
Medmarc Casualty Insurance Company	A (Excellent)	A (Strong)	NR
Lloyd's Syndicate 1729 (2)	A (Excellent)	A+ (Strong)	A+ (Strong)
Eastern Alliance Insurance Company	A (Excellent)	NR	NR
Allied Eastern Indemnity Company	A (Excellent)	NR	NR
Eastern Advantage Assurance Company	A (Excellent)	NR	NR
Eastern Re Ltd., SPC	A (Excellent)	NR	NR

(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Rating provided is the rating applicable to all Lloyd's syndicates.
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
Our business could be adversely affected by the loss or consolidation of independent agents, agencies, or brokers or brokerage firms.
We depend in part on the services of independent agents and brokers in the marketing of our insurance products. We face competition from other insurance companies for their services and allegiance. These agents and brokers may choose to direct business to competing insurance companies.
Our success is dependent upon our ability to effectively design and execute our business strategy and to adequately and appropriately serve our customers.
The Company depends upon the skill and work product of our officers and employees in executing our business strategy. While management and the Board of Directors ("the Board" or "our Board") monitor the strategic direction of the Company, strategic changes could be made that are not supportable by our capital base. In addition, our business could potentially be impacted if we are unable to align our strategy with the expectations of our stakeholders. The operations of the Company are also heavily dependent upon the delivery of superior customer service across a broad customer base, by which negative feedback from agents, insureds or internal staff could result in a loss of revenue for the Company.
Our business could be affected by the loss of one or more of our senior executives.
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
Our Board regularly reviews succession planning relating to our Chief Executive Officer as well as other senior officers. Mr. Starnes, our Chief Executive Officer and President, has indicated to the Board that he has no immediate plans for retirement.

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
We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness, meet other holding company financial obligations, or pay dividends to shareholders. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed under the caption "Insurance Regulatory Matters".
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
Also, certain states sponsor insurance entities which affect the amount and type of liability coverages purchased in the sponsoring state. Changes to the number of state sponsored entities of this type could result in a large number of insureds changing the amount and type of coverage purchased from private insurance entities such as ProAssurance.
As a result of our acquisition of Eastern, we own a subsidiary domiciled in the Cayman Islands and subject to the laws of the Cayman Islands and regulations promulgated by the CIMA. Failure to comply with these laws, regulations and requirements could result in consequences ranging from a regulatory examination to a regulatory takeover of our Cayman subsidiary, which could potentially impact profitability of the workers' compensation alternative market solutions offered through this subsidiary.
Syndicate 1729 is regulated in the United Kingdom by the Prudential Regulation Authority and the Financial Conduct Authority. All Lloyd's syndicates must also comply with the bylaws and regulations established by the Council of Lloyd's. Failure to comply with bylaws and regulations could affect our ability to underwrite as a Lloyd's Syndicate in the future and therefore affect our profitability. Changes in bylaws and regulations could also affect the profitability of the operations.

The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to businesses within the European Union. Solvency II is currently required to be implemented on January 1, 2016, and certain interim transition measures are required for 2014 and 2015. We are unable to predict with any certainty the effect that such regulations will have on the profitability of Lloyd's or Syndicate 1729.
As a member of the Lloyd's market and a capital provider to Lloyd's Syndicate 1729 we are subject to certain risks which could materially and adversely affect us.
As a member of the Lloyd's market we are obligated to contribute to the Lloyd's Central Fund and to pay levies to Lloyd's as well as our ongoing exposure to levies and charges in order to underwrite at Lloyd's. Whenever a member of Lloyd's is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premiums levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided an allowance for such an assessment. However, based on our 2014 estimated underwriting capacity at Lloyd's of £43.2 million ($71.5 million), the December 31, 2013 exchange rate of 1.6557 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to $2.1 million in 2014.
As a participant in Lloyd's of London, Syndicate 1729 is subject to certain risks and uncertainties, including the following:

•	its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products;

•	its obligation to pay levies to Lloyds;

•	its obligations to maintain funds to support its underwriting activities; its risk-based capital requirement being assessed periodically by Lloyd's and being subject to variation;

•
its reliance on ongoing approvals from Lloyd's and various regulators to conduct its business, including a requirement that its Annual Business Plan be approved by Lloyd's before the start of underwriting for each account year;

•	its financial strength rating is derived from the rating assigned to Lloyd's, although it has limited ability to directly affect the overall Lloyd's rating; and

•	its reliance on Lloyd's trading licenses in order to underwrite business outside the United Kingdom.
The guaranty fund assessments that we are required to pay to state guaranty associations may increase or our participation in mandatory risk retention pools could be expanded and our results of operations and financial condition could suffer as a result.
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. In 2013 and 2012, net guaranty fund assessments totaled less than $0.1 million and approximately $0.3 million, respectively. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states have established risk pooling mechanisms that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2013, 2012 or 2011.

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
A significant portion of our total assets ($3.9 billion or 77%) at December 31, 2013 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.
At December 31, 2013 approximately 10% of our investment portfolio is invested in mortgage and asset-backed securities. We utilize ratings determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s, and Fitch) as an element of our evaluation of the credit worthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
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
At December 31, 2013 the fair value of our state/municipal portfolio was $1.2 billion (amortized cost basis of $1.1 billion). While our state/municipal portfolio had a high credit rating (AA on average) which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. The economic downturn in preceding years lessened tax receipts and other revenues in many states and their municipalities and the frequency of credit downgrades of these entities has increased.
Our tax credit partnership interests are subject to risks related to the potential forfeiture of the tax credits and all or a portion of the previously claimed tax credits. Loss of the tax credits might occur if the property owner fails to meet the specified requirements of planning, constructing and operating the property or if the property fails to generate the projected tax credits. At December 31, 2013 the carrying value of our tax credit partnership interests was approximately $142.2 million.
U.S. Government debt rating.
U.S Government securities are no longer rated with the highest possible rating by one of the major rating agencies, and there is potential for a further downgrade or for additional rating agencies to also downgrade U. S. Government securities. The rating agencies have also indicated that debt instruments of issuers dependent upon federal support and distributions, including state and local municipalities, may also be downgraded, but this has not yet occurred to any widespread extent except with respect to U.S. Agency debt or U.S. Agency guaranteed debt. If ratings downgrades occur, the average credit rating of our investment portfolio will be reduced. Due to the unpredictable nature of this situation, we are unable to provide a reliable estimate regarding the extent to which our portfolio might be affected. As of December 31, 2013 debt securities represented 79% of our total investments and included U.S. Government debt, U.S. Agency debt, and U.S. Agency guaranteed debt having a combined fair value of $462 million and state and municipal securities having a combined fair value of $1.2 billion.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.
In accordance with applicable GAAP, we value 94% of our investments at fair value and the remaining 6% at cost, equity, or cash surrender value. See Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements for additional information.

We determine the fair value of our investments using quoted exchange or over-the-counter (OTC) prices, when available. At December 31, 2013, we valued approximately 13% of our investments in this manner. When exchange or OTC quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. At December 31, 2013 approximately 81% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts received upon disposition or maturity of the security.
Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, most recently paid at $0.30 per share for the three months ended December 31, 2013. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
Our ability to issue additional debt or letters of credit or other types of indebtedness on terms consistent with current debt is subject to market conditions, economic conditions at the time of proposed issuance, and the results of ratings reviews. Also, our current credit agreement requires that our debt to capital ratio be 0.35 to 1.0 or less, and the issuance of debt by one of our insurance subsidiaries requires regulatory approval, both of which may limit or prohibit the issuance of additional debt.
During 2013 we were able to issue $250 million of unsecured Senior Notes Payable due in 2023 at a 5.3% interest rate, and we obtained a secured letter of credit for £41.9 million (approximately $69.3 million at December 31, 2013 at a rate of prime plus 400 basis points. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate or shifts in the yield curve may occur or an increase in our level of debt may result in rating agencies lowering our debt rating. Also, our insurance subsidiaries must obtain regulatory approval before incurring additional debt. A further restriction is that our credit facility agreement requires that our consolidated debt to capital ratio (0.10 to 1.0 at December 31, 2013) be 0.35 to 1.0 or less.
Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and ProAssurance, the timing of future income and deductions, and our expected levels and sources of future taxable income. We believe our tax positions are supportable under tax laws and that our estimates are prepared in accordance with GAAP. Additionally, from time to time there are changes to tax laws and interpretations of tax laws which could change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flow. The reinsurance portion of our workers' compensation business is domiciled in the Cayman Islands. Changes in Cayman Island tax laws could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes. We are periodically under routine examination by various federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements and considers the Notice of Proposed Adjustment (NOPA) received in 2012, as discussed in the following paragraph. As of December 31, 2013 we had a federal income tax receivable of approximately $27 million. We also had a liability for unrecognized current tax benefits of $4.8 million, and we had net deferred tax assets of approximately $1.8 million. Unrecognized tax benefits at December 31, 2013, if recognized, would not affect the effective tax rate but would accelerate the payment of tax.
In December 2012 we received a Notice of Proposed Adjustment (NOPA) from the IRS which disallows a substantial portion of the loss and loss adjustment expense deductions taken for the 2009 and 2010 fiscal years and would thereby increase our current tax liability by approximately $130 million. In January 2013 we submitted a comprehensive written protest of the NOPA to the IRS Office of Appeals regarding certain issues within the NOPA, all of which related to the timing of deductions. During the fourth quarter of 2013, we reached a tentative settlement of all contested Federal income tax issues for the related tax years which will result in no additional tax liability for us. Other non-contested issues addressed by the NOPA are expected to result in a net federal income tax refund, exclusive of statutory interest, of approximately $9.6 million. We believe that our tentative terms of settlement with the IRS will be documented and finalized during 2014. In January 2013 we made a $20.6 million protective tax payment to the IRS in order to reduce potential interest assessments. We expect the protective payment to also be refunded once the settlement is finalized.
New or changes in existing accounting standards, practices and/or policies, as well as subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or our ability to maintain investor confidence and shareholder value.
U.S. generally accepted accounting principles (GAAP) and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, estimation of losses, determination of fair value, asset impairment (particularly investment securities and goodwill) and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. See Note 1 of the Notes to Consolidated Financial Statements for a description of our significant accounting policies.
ProAssurance is primarily a holding company of insurance subsidiaries which are required to comply with statutory accounting principles (SAP). SAP and its components are subject to review by the NAIC and state insurance departments. The NAIC Accounting Practices and Procedures Manual provides that a state insurance department may allow insurance companies that are domiciled in that state to depart from SAP by granting them permitted non-SAP accounting practices. This permission may permit a competitor or competitors to use a more favorable accounting policy.
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
Our interpretation, integration and/or compliance with new or changes to existing pronouncements by GAAP or SAP could materially impact us as a publicly traded company as it relates to investor confidence and shareholder value.
We are subject to numerous NYSE and SEC regulations including insider trading regulations, Regulation FD, and regulations requiring timely and accurate reporting of our operating results as well as certain events and transactions. Non-compliance with these regulations could subject us to enforcement actions by the NYSE or the SEC, and could affect the value of our shares and our ability to raise additional capital.
The Company carefully adheres to NYSE and SEC requirements as the loss of trading privileges on the NYSE or an SEC enforcement action could have a significant financial impact on the Company. Failure to comply with various SEC reporting and record keeping requirements could result in a decline in the value of our stock or a decline in investor confidence which could directly impact our ability to efficiently raise capital. Failure to adhere to NYSE requirements could result in fines, trading restriction or delisting.
The operations of the Company are heavily reliant upon the Company's reputation as an ethical business organization providing needed services to its customers.
The Company's positive reputation is critical to its role as an insurance provider and as a publicly traded company. The Board adopted a Code of Ethics and Conduct and management is heavily focused on the integrity of our employees and third party suppliers, agents or brokers. Illegal, unethical or fraudulent activities perpetrated by an employee or one of our third party agencies or brokers for personal gain could expose the Company to a potential financial loss.

A natural disaster or pandemic event, or closely related series of events, could cause loss of lives or a substantial loss of property or operational ability at one or more of the Company's facilities.
The Company's disaster preparedness encompasses our Business Continuity Plan, Disaster Recovery Plan, Operations Plan, and Pandemic Response Plan. Our disaster preparedness is focused on maintaining the continuity of the Company's data processing and telephone capabilities as well as the use of alternate and temporary facilities in the event of a natural disaster or medical event. The Company's plans are reviewed during the insurance department examinations of the statutory insurance companies. While the Company has plans in place to respond to both short- and long-term disaster scenarios, the loss of certain key operating facilities or data processing capabilities could have a significant impact on Company operations.
The operations of the Company are dependent upon the availability, integrity and security of our internal technology infrastructure and that of certain third parties. Any significant disruption of these infrastructures could result in unauthorized access to Company data or reduce our ability to conduct business effectively, or both.
The Company is dependent upon its technology infrastructure and that of certain third parties to operate and report financial and other Company information accurately and timely. The Company has focused resources on securing and preserving the integrity of our data processing systems and related data. Additionally, the Company evaluates the integrity and security of the technology infrastructure of third parties that process or store data that the Company considers to be significant. However, there is no guarantee that measures taken to date will completely prevent unauthorized access to our technological infrastructure or that of our third party service providers or our data. Should such unauthorized access occur, our normal operations could be disrupted or unauthorized internal or external knowledge or misuse of confidential Company data could occur, all of which could be harmful to the Company from both a financial and reputational perspective.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We own five office properties, all of which are unencumbered:

	Square Footage of Properties
Property Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL (*)	104,000	61,000	165,000
Franklin, TN	52,000	51,000	103,000
Okemos, MI	53,000	—	53,000
Madison, WI	38,000	—	38,000
Las Vegas, NV	4,640	—	4,640

(*)	Corporate Headquarters

ITEM 3.	LEGAL PROCEEDINGS.
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

W. Stancil Starnes
Mr. Starnes was appointed as Chief Executive Officer and President of ProAssurance in 2007 and has served as the Chairman of the Board since 2008. Mr. Starnes previously served as President, Corporate Planning and Administration of Brasfield & Gorrie, Inc., a large national commercial contractor. Prior to 2006, Mr. Starnes served as the Senior and Managing Partner of the law firm of Starnes & Atchison, LLP, where he was extensively involved with ProAssurance and its predecessors in the defense of healthcare professional liability claims for over 25 years. Mr. Starnes currently serves as a director of Infinity Property and Casualty Corporation, a public insurance holding company, where he serves on the audit, compensation and executive committees. He formerly served as a director of Alabama National Bancorporation. (Age 65)

Howard H. Friedman
Mr. Friedman was appointed as President of our Healthcare Professional Liability Group in 2014, and is also our Chief Underwriting Officer and Chief Actuary. Mr. Friedman has previously served as a Co-President of our Professional Liability Group, Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. (Age 55)

Jeffrey P. Lisenby
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 45)

Edward L. Rand, Jr.
Mr. Rand was appointed as an Executive Vice President in 2014 and is also our Chief Financial Officer. Mr. Rand previously served as our Senior Vice President of Finance upon joining ProAssurance in 2004. Prior to joining ProAssurance Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. Mr. Rand is a Certified Public Accountant. (Age 47)

Frank B. O’Neil
Mr. O’Neil was appointed as our Senior Vice President and Chief Communications Officer in 2001. Mr. O’Neil has previously served as our Senior Vice President of Corporate Communications, having joined our predecessor in 1987. (Age 60)

Michael L. Boguski
Mr. Boguski is President of our Eastern subsidiary. Prior to the acquisition of Eastern, Mr. Boguski served as President and Chief Executive Officer of Eastern, and first joined Eastern in 1997. Mr. Boguski has 26 years of insurance industry experience. (Age 51)

Mary Todd Peterson
Ms. Peterson is President of our Medmarc subsidiary. Prior to the acquisition of Medmarc, Ms. Peterson served as Medmarc's President and CEO. She previously served as Medmarc's Senior Vice President and Chief Operating Officer as well as its Senior Vice President, Chief Financial Officer and Treasurer. Ms. Peterson has 19 years of insurance industry experience and 18 years of public accounting experience. Ms. Peterson serves on the Board of Governors for the Property Casualty Insurance Association of America where she chairs the Investment Committee and serves on the Executive and Finance Committees. Ms. Peterson also serves on the Board of Directors of The Community Financial Corporation where she chairs the Audit Committee. (Age 59)

Ross E. Taubman
Dr. Taubman is President and Chief Medical Officer of our PICA subsidiary. Prior to joining PICA Dr. Taubman practiced podiatry for 26 years. During that time, Dr. Taubman served as Treasurer, Vice-President and President of the Maryland Podiatric Medical Association. Dr. Taubman is a diplomate in the American Board of Podiatric Surgery. (Age 56)

Kelly B. Brewer
Ms. Brewer was appointed as our Chief Accounting Officer in 2014 and has served as our Vice President of Finance since joining ProAssurance in 2008. Prior to joining ProAssurance Ms. Brewer was a Senior Manager for PricewaterhouseCoopers for four years. Prior to that time Ms. Brewer served financial services clients in audit and forensic accounting engagements for five years. Ms. Brewer is a Certified Public Accountant. (Age 38)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officers, principal financial officer, and principal accounting officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 12, 2014, ProAssurance Corporation (PRA) had 2,973 stockholders of record and 60,486,816 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA”.

	2013		2012
Quarter	High	Low	High	Low
First	$47.92	$43.06	$45.00	$39.35
Second	52.73	47.11	45.06	41.94
Third	55.28	45.06	46.29	43.80
Fourth	49.38	42.70	46.49	42.17

	Dividends Declared		Dividends Paid
Quarter	2013	2012	2013	2012
First	$0.250	$0.125	$—	$0.125
Second	0.250	0.125	0.250	0.125
Third	0.250	0.125	0.250	0.125
Fourth*	0.300	2.750	0.250	2.875
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	828,328	$23.00	*	2,960,052
Equity compensation plans not approved by security holders	—	—		—
*Applicable only to approximately 18,000 outstanding options. Other outstanding share units have no exercise price.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (in thousands)
October 1 - 31, 2013	—	—	—	127,119
November 1 - 30, 2013	—	—	—	127,119
December 1 - 31, 2013	507,192	48.26	507,192	202,629
Total	507,192	48.26	507,192
* Under its current plan begun in November 2010, the ProAssurance Board of Directors has authorized $300 million for the repurchase of common shares or the retirement of outstanding debt, including $100 million authorized in December 2013. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written	$567,547	$536,431	$565,895	$533,205	$553,922
Net premiums earned	527,919	550,664	565,415	519,107	497,543
Net investment income	129,265	136,094	140,956	146,380	150,945
Equity in earnings (loss) of unconsolidated subsidiaries	7,539	(6,873)	(9,147)	1,245	1,438
Net realized investment gains (losses)	67,904	28,863	5,994	17,342	12,792
Other revenues	7,551	7,106	13,566	7,991	9,965
Total revenues	740,178	715,854	716,784	692,065	672,683
Net losses and loss adjustment expenses	224,761	179,913	162,287	221,115	231,068
Net income (2)	$297,523	$275,470	$287,096	$231,598	$222,026
Net income per share (3):
Basic	$4.82	$4.49	$4.70	$3.64	$3.38
Diluted	$4.80	$4.46	$4.65	$3.60	$3.35
Weighted average shares outstanding (3):
Basic	61,761	61,342	61,140	63,576	65,696
Diluted	62,020	61,833	61,684	64,351	66,300
Balance Sheet Data (as of December 31)
Total investments	$3,941,045	$3,926,902	$4,090,541	$3,990,431	$3,838,222
Total assets	5,150,891	4,876,578	4,998,878	4,875,056	4,647,414
Reserve for losses and loss adjustment expenses	2,072,822	2,054,994	2,247,772	2,414,100	2,422,230
Long-term debt	250,000	125,000	49,687	51,104	50,203
Total liabilities	2,756,477	2,605,998	2,834,425	3,019,193	2,942,819
Total capital	$2,394,414	$2,270,580	$2,164,453	$1,855,863	$1,704,595
Total capital per share of common stock outstanding (3)	$39.13	$36.85	$35.42	$30.17	$26.30
Common stock outstanding, period end (3)	61,197	61,624	61,107	61,506	64,824

(1)	Includes acquired entities since date of acquisition only.

(2)	Includes a loss on extinguishment of debt of $2.2 million and $2.8 million for the years ended December 31, 2012 and 2009, respectively.

(3)	For all periods presented, share and per share amounts reflect the effect of the two-for-one stock split effected in the form of a stock dividend that was effective December 27, 2012.

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
ProAssurance Overview
We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, which provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks, and, effective January 1, 2014, workers' compensation insurance. We are also a 58% capital provider to Syndicate 1729, which began underwriting and reinsuring a range of property and casualty insurance lines effective January 1, 2014.
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
As of December 31, 2013 our reserves are almost entirely comprised of long-tail risk exposures. The estimation of long-tailed insurance losses is inherently difficult and is subject to significant judgment on the part of management. Loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Long-tailed insurance is characterized by the extended period of time typically required to resolve claims, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
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

At a high level our reserving process can be broadly grouped into two areas: the establishment of initial or current accident year reserves and the re-estimation of reserves for prior accident years. A summary of the activity in our net reserve for losses during 2013, 2012 and 2011 is provided in the Liquidity and Capital Resources and Financial Condition section that follows.
Initial Reserve Estimates-Current Accident Year
Considerable judgment is required in establishing our initial reserves for any current accident year period, as there is limited open or closed claims data available for a current accident year period at the time reserves for that period are estimated. Accordingly, in establishing our initial reserves for an accident year, in general we rely heavily on the loss assumptions that were used to price business during the accident year, as our pricing reflects our analysis of loss costs that we expect to incur relative to the business being priced. For our HCPL business (89% of our gross written premiums in 2013, 96% in 2012 and 97% in 2011) we set initial reserves at the average loss ratio used in our pricing, plus an additional margin in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the margin for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a margin for volatility considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserves required to cover actual ultimate unpaid losses. A similar practice is followed for our professional legal liability business. Our medical technology and life sciences products liability business is more varied, and policies are individually priced based on the risk characteristics of the policy. Therefore, for this business we establish initial reserves using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. The products liability line of business exhibits similar volatility to HCPL, and the actuarial estimate includes a provision for volatility.
Severity is defined as the average cost of resolving claims and the severity trend is the increase or decrease in severity from period to period. Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2013. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
Re-estimation of Prior Years' Loss Reserves
Process
The foundation of our reserve re-estimation process is an actuarial analysis that is performed by both our internal and consulting actuaries. The very detailed analysis projects ultimate losses on a line of business, geographic, coverage layer and accident year basis. The procedure is intended to balance the use of the most representative data for each partition, capturing its unique patterns of development and trends. In all there are over 140 different partitions of our business for purposes of this analysis. We believe that the use of consulting actuaries provides an independent view of our loss data as well as a broader perspective on industry loss trends.
The analysis performed by the consulting actuaries analyzes each partition of our business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including:

•	Bornhuetter-Ferguson (Paid and Reported) Method

•	Paid Development Method

•	Reported Development Method

•	Average Paid Value Method

•	Average Reported Value Method

•	Backward Recursive Development Method

•	The Adjusted Reported and the Adjusted Paid Methods
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
The Adjusted Reported and the Adjusted Paid Methods. These methods are based on the premise that the relative change in a given accident year's adjusted reported loss estimates (Adjusted Reported Method) or adjusted paid losses (Adjusted Paid Method) from one evaluation point to the next is similar to changes observed for earlier accident years at the same evaluation points. In the Adjusted Reported Method reported loss estimates are adjusted to reflect a common case reserve adequacy basis. In the Adjusted Paid Method, the historical paid loss experience is adjusted to reflect a common claim settlement rate basis. We principally use these methods to evaluate reserves for our legal liability coverages.
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
Given the potential for unanticipated volatility for long-tailed lines of business, we are cautious in giving full credibility to emerging trends that, when more fully mature, may lead to the recognition of either favorable or adverse development of our losses. There may be trends, both positive and negative, reflected in the numerical data both within our own information and in the broader marketplace that mitigate or reverse as time progresses and additional data becomes available. This is particularly true for our HCPL business which has historically exhibited significant volatility as previously discussed.
Over the past several years the most influential factor affecting our analysis of reserves and the development recognized has been the change, or lack thereof, in the severity of claims, particularly for our HCPL claims. Severity is defined as the average cost of resolving claims. The severity trend assumption is a key assumption for both pricing models and actuarial estimation of reserves. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models for this business component. Our current HCPL pricing model assumes a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio of 3.2 percentage points. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given this long-tail and the previously discussed historical volatility of loss costs, we are generally cautious in making changes to the severity assumptions within our pricing models. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
From 2004 to 2009 both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor, which has complicated the selection of an appropriate severity trend for our pricing models for these lines. It has also made it more challenging to factor severity into the various actuarial methodologies discussed above. We believe that much of the reduction in claim frequency is the result of a decline in the filing of frivolous lawsuits that have historically been dismissed or otherwise result in no payment of indemnity on the part of our insureds. With fewer frivolous claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims. Based on a weighted average of payments, only 85% are resolved after eight years for a given accident year. Due to this long tail, we continue to be uncertain of the full impact of the observed decline in frequency and whether there is a related increase in severity.
Loss Development
We recognized net favorable development related to prior accident years of $222.7 million for the year ended December 31, 2013 (including favorable development of $6.9 million related to reserves acquired in the January 1, 2013 Medmarc acquisition), $272.0 million for the year ended December 31, 2012, and $325.9 million for the year ended December 31, 2011.
In support of our concern that the decline in frequency will result in a higher severity trend, we saw our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) for our claims increase from 7% in 2005 to 15% in 2013 (percentages exclude Medmarc claims). While this trend has been in keeping with our expectations, the anticipated increase in severity incorporated into our loss assumptions has not occurred. Rather, we have experienced lower than expected severity which has been the primary driver of the favorable development recognized in recent years.

The following tables present additional information about our loss development, excluding the development recognized with respect to Medmarc reserves acquired in 2013:
Estimated Ultimate Losses, Net of Reinsurance ("established ultimates"):

(In thousands)	2013	2012	2011*
2013	$427,562	N/A	N/A
2012	464,395	$459,567	N/A
2011	478,227	489,892	$494,781
2010	453,890	481,342	494,954
2009	410,915	455,980	480,358
2008	373,742	412,373	468,032
2007	357,682	391,768	442,815
2006	327,193	348,970	387,678
2005	357,405	371,637	396,598
2004	347,694	355,275	374,192
Prior to 2004	5,545,412	5,565,624	5,605,492
*Amounts shown for 2011 have been adjusted to include ultimates associated with the reserves assumed in 2012 due to a business combination.
Reserve Development, (favorable) unfavorable:

(In thousands)	2013	2012	2011
2012	$4,828	N/A	N/A
2011	(11,665)	$(4,889)	N/A
2010	(27,452)	(13,612)	$(3,293)
2009	(45,065)	(24,378)	(22,090)
2008	(38,631)	(55,659)	(51,562)
2007	(34,086)	(51,047)	(61,663)
2006	(21,777)	(38,708)	(58,795)
2005	(14,232)	(24,961)	(36,100)
2004	(7,581)	(18,917)	(39,288)
Prior to 2004	(20,212)	(39,868)	(53,074)
An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, looking at the 2008 accident year, we had resolved 83.1% of the known claims by the end of 2011, 90.3% of the known claims by the end of 2012, and 94.6% of the known claims by the end of 2013. These statistics are based on the number of reported claims; since many non-meritorious claims are resolved early, percentages of ultimate loss payments known at the same points in time are considerably lower. A similar pattern can be seen in each open accident year as demonstrated in the table below.
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

The following table represents the percentage of known HCPL claims closed:

	December 31
Accident Year	2013	2012	2011
2013	18.7%	N/A	N/A
2012	46.6%	13.5%	N/A
2011	69.5%	45.0%	13.2%
2010	82.4%	68.8%	45.3%
2009	89.0%	80.6%	67.7%
2008	94.6%	90.3%	83.1%
2007	97.2%	93.9%	89.5%
2006	98.5%	97.1%	94.7%
2005	99.0%	98.4%	96.9%
2004	99.4%	99.1%	98.3%
Based upon the additional claims closed during 2013, 2012 and 2011, as shown above, and the continuation of better than expected severity trends, management reduced its expected ultimate losses in each of these years resulting in the recognition of corresponding amounts of favorable development in the income statements of those periods. At December 31, 2012 and 2011 management reserve estimates for the three most recent prior accident years (which have closed claim percentages below 85%) were influenced by the initial reserves estimates set for these years, moderated to reflect consideration of better than anticipated claims experience observed during the periods. Estimates for older accident years with higher percentages of closed claims were more heavily influenced by the more moderate severity trend observed during the periods, particularly with regard to claims closed during the periods. Management continued to reflect approximately the same level of consideration of the moderated trend in its estimate of the reserve required at December 31, 2013; however, the effect was not as pronounced as that recorded in 2012 and 2011.
This can be seen in looking at both the absolute amount of favorable reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2013, 2012 and 2011 with respect to the three then most recent prior accident years:

($ in millions)	2013	2012	2011
Prior accident years	2010-2012	2009-2011	2008-2010
Net favorable development recognized for the specified years	$34.3	$42.9	$76.9
Development as a % of established ultimates, prior calendar year end	2.4%	2.9%	5.1%
We recognized $6.9 million of development related to the reserves acquired from Medmarc, representing a 2.0% reduction to the ultimates for accident years 2004 to 2012 as of January 1, 2013, the date of acquisition. The development recognized related primarily to product liability reserves established for 2005 to 2010 accident years, and reflects improved claims experience during 2013 as compared that anticipated by the actuarial methodologies used to established ultimates as of January 1, 2013.

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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.407 billion	$1.825 billion	$2.300 billion
60% Confidence Level	$1.520 billion	$1.825 billion	$2.105 billion
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
Acquired Reserves
The acquisition of Medmarc increased our loss reserves by $201.1 million, which represented the fair value of Medmarc's loss reserves at the time of the acquisition. The estimated fair value was calculated as the present value of the expected underlying net cash flows, including a 5% profit margin and a 5% risk premium. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Medmarc reserves performed as of December 31, 2012. Approximately 85% of the reserves assumed in the Medmarc acquisition are products liability reserves and approximately 15% are professional liability reserves.
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
We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the placement of our reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2013, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2013; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			December 31, 2013
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	13%	78%	3%	94%
Other valuations				6%
Total Investments				100%
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
We also classify as Level 3 our investment interests that are carried at fair value based on a fund-provided net asset value (NAV) for our interest. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At December 31, 2013 interests valued using a fund-provided NAV totaled $72.1 million, or 2% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2013 these investments had a carrying value of approximately $248.8 million, which represented approximately 6% of total investments, as shown in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs, at cost	$47.3	Cost
Federal Home Loan Bank (FHLB) capital stock	3.4	Cost
Other	1.5	Amortized cost
Total other investments	$52.2

Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	$142.2	Equity

Business owned life insurance	$54.4	Cash surrender value

Total investments - Other valuation methodologies	$248.8
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
Our investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether cash flows currently expected from the investment, primarily tax benefits, equal or exceed the carrying value of the investment, whether currently expected cash flows are less than those expected at the time the investment was acquired, and our ability and intent to hold the investment until the recovery of its carrying value.
We also evaluate our holdings of FHLB securities for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the FHLB’s most recently reported operating results.

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of December 31, 2013 we have not determined that any amounts are unrecoverable. Prior to our adoption of the new Financial Accounting Standards Board (FASB) guidance on January 1, 2012, we capitalized all internal selling agent and underwriter salary and benefit costs, including costs associated with unsuccessful contract efforts. Adoption of the new guidance had no material effect on our results of operations or financial position.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, and unrealized investment gains (losses). Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any significant valuation allowances as of December 31, 2013.

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At December 31, 2013, our liability for unrecognized tax benefits approximated $4.8 million, and related accrued interest approximated $1.3 million.
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
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition. During 2013 goodwill was reduced by $1.9 million primarily related to the after tax effect of the re-determination of the fair value of the reserve for losses associated with a business combination completed in late 2012.
Accounting Changes
We did not adopt any accounting changes during 2013 that had a material effect on our results of operations nor are we aware of any accounting changes not yet adopted as of December 31, 2013 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.
Key Performance Measures
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

•
Return on equity (ROE) is calculated as net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently invested capital is being used.

•
Growth in book value. Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the company to shareholders on a per-share basis. Growth in book value per share is an indicator of overall profitability.

We particularly focus on our combined ratio and investment returns, both of which directly affect our ROE and growth of our book value. Historically we targeted a long-term average ROE of 12% to 14%. Given the persistent low interest rate environment which prevails in the United States and the soft pricing environment for our products, the realization of this long-term ROE target in the next few years will likely prove difficult.
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
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. Healthcare professional liability insurance represents a substantial portion of our gross premiums written (89% in 2013) and the healthcare market has been trending toward the formation of larger medical practice groups, and the employment of physicians by hospitals. Large medical groups and facilities frequently manage their health care professional liability exposure outside of the traditional insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
We believe our emphasis on fair treatment of our insureds and other important stakeholders through our commitment to “Treated Fairly” has enhanced our market position and differentiated us from other insurers. We will continue to practice the values of “Treated Fairly” in all of our activities, and we believe that as we reach more customers with this message we will continue to improve retention and add new insureds.
We have expanded our lines of business in new directions by acquiring Medmarc, an underwriter of products liability insurance for medical technology and life sciences companies, on January 1, 2013, and Eastern, a provider of workers' compensation insurance, on January 1, 2014. We have also been a consistent acquirer of other physician insurers, most recently IND in 2012, APS in 2010 and PICA in 2009. Other 2009 acquisitions included an insurer focused on the legal professional liability market and an agency largely focused on the professional liability needs of allied healthcare providers. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships. Had Eastern been a part of ProAssurance during 2013, the composition of our gross premiums written, excluding Eastern segregated portfolio cell premiums, would have been as follows: 69% healthcare professional liability, 22% workers' compensation, 5% products liability and 4% legal professional liability. Eastern's segregated portfolio cells business primarily generated earnings from fee revenues, which totaled $7.2 million for 2013.
Eastern is a holding company specializing in workers' compensation insurance products and services, including its segregated portfolio cell business. Eastern profits from the segregated portfolio cell business are principally from service fees. Eastern's consolidated net assets totaled $136.8 million at December 31, 2013.
Late in 2013, we completed the process of becoming a corporate member of Lloyd's of London, an internationally recognized specialist insurance market. We are the majority (58%) capital provider to Syndicate 1729, which began underwriting and reinsuring business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. We have committed £47.3 million ($78.3 million at December 31, 2013) of capital for the first year of Syndicate 1729 operations and have a total capital commitment through 2019 of up to $200 million. Syndicate 1729 will cover a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million ($124.2 million at December 31, 2013) for the 2014 underwriting year, of which £43.2 million ($71.5 million at December 31, 2013) is our allocated underwriting capacity as a corporate member.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Because the holding company has no other business operations, dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At December 31, 2013, we held cash and liquid investments of approximately $400.2 million outside our insurance subsidiaries that were available for use without regulatory approval. Our holding company also has $150 million available under a revolving credit agreement, as discussed in this section under the heading "Debt." During 2013, our insurance subsidiaries paid dividends of $298 million, including extraordinary dividends of $5 million. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $243 million over the course of 2014 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.
Operating Activities and Related Cash Flows
The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities provided positive cash flows of approximately $38.6 million, $91.3 million, and $159.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Operating cash flows for 2013 and 2012 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the year ended December 31, 2012	$91
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(33)
Decrease in payments to reinsurers (2)	3
Increase in losses paid, net of reinsurance recoveries (3)	(3)
Decrease in cash received from investments	(9)
Increase in Federal and state income tax payments (4)	(3)
Net cash provided (used) by acquisitions (5)	(6)
Cash paid for start-up expenses related to Syndicate 1729 (6)	(3)
Other amounts not individually significant, net	2
Cash provided by operating activities for the year ended December 31, 2013	$39

(1)	The reduction in premium receipts reflected lower premium volume in 2013 exclusive of acquisitions as well as the effect of the timing of premium receipts on several large policies.

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

(4)	The net increase in tax payments during 2013 was attributable to:

•	A $20.6 million protective tax payment made in 2013 related to a dispute with the Internal Revenue Service (IRS), as discussed in further detail in this section under the heading "Taxes."

•	An $8.3 million decrease in the final tax payments made during 2013 for the prior fiscal year.

•	A $3.4 million decrease in estimated tax payments during 2013 for current fiscal year.

•
GAAP requires that excess tax benefits recognized when shares are issued under stock compensation plans be reflected as a reduction to operating cash flows and as an increase to financing cash flows in the period the shares are issued. Such excess tax benefits were $4.9 million lower in 2013 as compared to 2012.

(5)
Net cash used by acquisitions reflected the payments of transaction costs, loss payments made by the acquired companies related to prior accident years, and normal expense payments of the acquired companies for which the timing of the payment differs from the recognition of the expense.

(6)	Cash paid for expenses related to the start-up of Syndicate 1729, which were principally professional fees.

Operating cash flows for 2012 and 2011 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the year ended December 31, 2011	$159
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(12)
Increase in payments to reinsurers (2)	(8)
Increase in losses paid, net of reinsurance recoveries (3)	(35)
Decrease in cash received from investments	(8)
Decrease in cash paid for other expenses (4)	13
Increase in Federal and state income tax payments (5)	(18)
Cash provided by operating activities for the year ended December 31, 2012	$91

(1)
The reduction in premium receipts reflected lower premium volume in 2012, exclusive of a volume decline related to twenty-four month term policies and a volume increase related to tail policies. The premium from two-year term policies is included in gross written premium in the period in which the policy is written, but has little effect on timing of premium receipts since half of the written amount is billed in the second term. Tail policies are typically collected in the period written.

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

(4)	The decrease in cash paid for other expenses was principally attributable to non-recurring payments of APS integration costs, primarily compensation-related, during 2011.

(5)	The net increase in tax payments during 2012 was attributable to:

•	A $7.4 million increase in the final payments for the prior fiscal year, partially offset by a $4.8 million decrease in estimated tax payments for the current year.

•	There were no Federal tax refunds in 2012. In 2011 refunds approximated $17.3 million.

•
GAAP requires that excess tax benefits recognized when shares are issued under stock compensation plans be reflected as a reduction to operating cash flows and an increase to financing cash flows in the period the shares are issued. Such excess tax benefits were $5.3 million greater in 2012 as compared to 2011.

•	The above increases to tax related outflows were offset by:

•
Payments of $5.9 million made in 2011 for the 2008 and 2007 tax years as a result of Federal tax return audits conducted by the Internal Revenue Service. The payments reduced tax liabilities recognized prior to January 1, 2011 and did not increase or decrease 2011 tax expense.

•	A reduction in state and other tax payments of $1.8 million.

Operating cash flows for 2011 and 2010 compare as follows:

(In millions)	Operating Cash Flow
Cash provided by operating activities for the year ended December 31, 2010	$139
Increase (decrease) in operating cash flows during 2011:
Decrease in premium receipts, exclusive of APS (1)	(22)
Increase in payments to reinsurers, exclusive of APS (2)	(3)
Decrease in losses paid, net of reinsurance recoveries, exclusive of APS (3)	27
Increase in Federal and state income tax payments (4)	(6)
Cash flows attributable to operations acquired from APS (exclusive of tax payments or refunds)	25
Other amounts not individually significant, net	(1)
Cash provided by operating activities for the year ended December 31, 2011	$159

(1)
The decline in premium receipts is primarily attributable to reduced premium volume. Exclusive of twenty-four month term policies and the business acquired from APS, gross written premiums were lower in 2011.

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

•
The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of the remaining net liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).

•
The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Reserve Development
(in thousands)
December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
			(1)	(2)			(3)	(4)		(5)	(6)
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304
Cumulative net paid, as of:
One Year Later	200,314	199,617	242,608	331,295	312,348	278,655	291,654	264,597	300,703	311,835
Two Years Later	378,036	384,050	503,271	600,500	550,042	468,277	476,682	491,657	526,903
Three Years Later	526,867	578,455	697,349	787,347	694,113	584,410	614,369	639,220
Four Years Later	680,470	728,582	825,139	897,814	777,114	666,105	706,091
Five Years Later	794,870	805,270	901,644	955,728	833,471	724,377
Six Years Later	852,985	861,512	937,984	995,921	874,479
Seven Years Later	894,355	888,065	959,870	1,022,273
Eight Years Later	915,964	901,867	980,665
Nine Years Later	927,805	919,840
Ten Years Later	941,991
Re-estimated net liability as of:
End of Year	1,298,458	1,544,981	1,896,743	2,236,385	2,232,596	2,111,112	2,159,571	2,136,664	2,000,114	1,860,076
One Year Later	1,289,744	1,522,000	1,860,451	2,131,400	2,047,344	1,903,812	1,925,581	1,810,799	1,728,076	1,644,203
Two Years Later	1,282,920	1,479,773	1,764,076	1,955,903	1,829,140	1,665,832	1,615,603	1,543,650	1,498,158
Three Years Later	1,259,802	1,418,802	1,615,125	1,747,459	1,596,508	1,383,189	1,362,538	1,324,906
Four Years Later	1,250,110	1,340,061	1,450,275	1,548,605	1,357,126	1,154,552	1,172,091
Five Years Later	1,230,105	1,234,223	1,330,039	1,366,793	1,185,051	1,019,407
Six Years Later	1,156,614	1,158,590	1,225,114	1,249,234	1,084,422
Seven Years Later	1,111,795	1,092,186	1,148,102	1,180,804
Eight Years Later	1,079,383	1,040,035	1,104,687
Nine Years Later	1,041,880	1,012,643
Ten Years Later	1,022,413
Net cumulative redundancy (deficiency)	$276,045	$532,338	$792,056	$1,055,581	$1,148,174	$1,091,705	$987,480	$811,758	$501,956	$215,873
Original gross liability - end of year	$1,634,749	$1,818,635	$2,224,436	$2,607,148	$2,559,707	$2,379,468	$2,422,230	$2,414,100	$2,247,772	$2,051,428
Less: reinsurance recoverables	(336,291)	(273,654)	(327,693)	(370,763)	(327,111)	(268,356)	(262,659)	(277,436)	(247,658)	(191,352)
Original net liability - end of year	$1,298,458	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076
Gross re-estimated liability - latest	$1,317,628	$1,301,011	$1,443,004	$1,562,820	$1,352,411	$1,199,801	$1,328,867	$1,494,942	$1,679,060	$1,811,240
Re-estimated reinsurance recoverables	(295,215)	(288,368)	(338,317)	(382,016)	(267,989)	(180,394)	(156,776)	(170,036)	(180,902)	(167,037)
Net re-estimated liability - latest	$1,022,413	$1,012,643	$1,104,687	$1,180,804	$1,084,422	$1,019,407	$1,172,091	$1,324,906	$1,498,158	$1,644,203
Gross cumulative redundancy (deficiency)	$317,121	$517,624	$781,432	$1,044,328	$1,207,296	$1,179,667	$1,093,363	$919,158	$568,712	$240,188

(1)	Reserves for 2005 and thereafter include gross and net reserves acquired in 2005 business combinations of $183.2 million and $139.7 million, respectively.

(2)	Reserves for 2006 and thereafter include gross and net reserves acquired in 2006 business combinations of $228.4 million and $171.2 million, respectively.

(3)	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.

(4)	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

(5)
Reserves for 2012 and thereafter include gross and net reserves acquired in 2012 business combinations of $21.8 million and $19.2 million, respectively, which considers reductions of $3.6 million and $3.3 million, respectively, recorded in 2013 due to the re-estimation of the fair value of the acquired reserves.

(6)	Reserves for 2013 include gross and net reserves acquired in 2013 business combinations of $201.1 million and $126.0 million, respectively.

In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed in Critical Accounting Estimates. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:

•
The HCPL legal environment deteriorated in the late 1990’s and severity began to increase at a greater pace than anticipated in our rates and reserve estimates. We addressed the adverse severity trends through increased rates, stricter underwriting and modifications to claims handling procedures. The expectation of increased claim severity was also considered in establishing our initial reserves for subsequent years.

•
These adverse severity trends later moderated with that moderation becoming more pronounced beginning in 2009. We have been cautious in giving full recognition to indications that the pace of severity increase has slowed, but have given measured recognition of the improving trends in our reserve estimates, as discussed more fully under “Critical Accounting Estimates—Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).” The favorable development was most pronounced for years 2004 to 2008, as the initial reserves for these accident years were established prior to substantial indication that severity trends were moderating. We give stronger recognition to a lower severity trend as time elapses and the percentage of closed claims increases.

•
A general decline in claim frequency has also been a contributor to favorable loss development. A significant portion of our policies through 2003 were issued on an occurrence basis, and a smaller portion of our ongoing business results from the issuance of extended reporting endorsements which have occurrence-like exposure. As claim frequency declined, the number of reported claims related to these coverages was less than originally expected.

Activity in our net reserve for losses during 2013, 2012 and 2011 is summarized below:

	Year Ended December 31
(In thousands)	2013	2012	2011
Balance, beginning of year	$2,054,994	$2,247,772	$2,414,100
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	191,645	247,658	277,436
Net balance, beginning of year	1,863,349	2,000,114	2,136,664
Reserves acquired from acquisitions (1)	126,007	22,464	—
Incurred related to:
Current year	447,510	451,951	488,152
Favorable development of reserves established in prior years, net	(222,749)	(272,038)	(325,865)
Total incurred	224,761	179,913	162,287
Paid related to:
Current year	(43,616)	(38,439)	(34,240)
Prior years (2)	(345,197)	(300,703)	(264,597)
Total paid	(388,813)	(339,142)	(298,837)
Net balance, end of year	1,825,304	1,863,349	2,000,114
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	247,518	191,645	247,658
Balance, end of year	$2,072,822	$2,054,994	$2,247,772
(1) Includes a net reserve reduction of $3.3 million for 2013 due to the re-estimation of reserves acquired in a 2012 business combination.
(2) Includes prior year paid losses of 33.4 million for 2013 attributable to reserves acquired in a business combination completed in 2013.
At December 31, 2013 our gross reserve for losses included case reserves of approximately $1.1 billion and IBNR reserves of approximately $0.9 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.1 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.

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
We have a number of reinsurance arrangements in place. We generally reinsure professional liability risks under annual treaties (our primary reinsurance arrangements) pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered. Historically, the professional liability per claim retention level has varied between 90% and 100% of the first $1 million and between 0% and 5% of claims exceeding those levels depending on the coverage year and the state in which business was written. Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of fronting and quota share arrangements that apply to certain groups of HCPL policies, generally those associated with a group of affiliated insureds or with a large practice group or facility. Gross and net written premium associated with such arrangements approximated $37.5 million and $20.2 million, respectively, during the year ended December 31, 2013. Medical technology and life sciences products coverages are separately reinsured, generally with 100% retention on the first $1 million of coverage and between 5% and 33% of coverage exceeding those levels, with additional loss participation if specified limits are exceeded. When we complete an acquisition, the acquired company's existing reinsurance agreements continue until the expiration date of the agreement, typically less than a one year period, and reimbursement under the agreements continues until all of the claims covered by the agreements are resolved. The structure of these pre-existing arrangements typically reflects a lower retention level than our primary arrangements.
Our primary reinsurance agreements are negotiated and renewed annually at October 1. There was no significant change in the cost or structure of the agreements renewed on October 1, 2013.
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
The following table identifies those reinsurers for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $20 million or more as of December 31, 2013:

Reinsurer	Domiciliary Country	A.M. Best Company Rating	Net Amounts Due From Reinsurer
(In thousands)
Everest Reinsurance Company	United States	A+	$25,954
Hannover Rueckversicherung AG	Germany	A+	$24,382
Aspen Insurance UK, Ltd.	United Kingdom	A	$20,915
Transatlantic Reinsurance Company	United States	A	$20,849
Taxes
In December 2012 we received a Notice of Proposed Adjustment (NOPA) from the IRS which disallows a substantial portion of the loss and loss adjustment expense deductions taken for the 2009 and 2010 fiscal years and would thereby increase our current tax liability by approximately $130 million. In January 2013 we submitted a comprehensive written protest of the NOPA to the IRS Office of Appeals regarding certain issues within the NOPA, all of which related to the timing of deductions. During the fourth quarter of 2013, we reached a tentative settlement of all contested Federal income tax issues for the related tax years which will result in no additional tax liability for us. Other non-contested issues addressed by the NOPA are expected to result in a net federal income tax refund, exclusive of statutory interest, of approximately $9.6 million. We believe that our tentative terms of settlement with the IRS will be documented and finalized during 2014. In January 2013 we made a $20.6 million protective tax payment to the IRS in order to reduce potential interest assessments. We expect the protective payment to also be refunded once the settlement is finalized.

Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail under “Critical Accounting Estimates – Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).” We also have other direct actions against the company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2013 there were no significant reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of December 31, 2013:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$170,714	$6,118	$(1,519)	AA+	(2)	4%
U.S. Government-sponsored enterprise	32,768	2,251	(425)	AA+	(2)	1%
Total government	203,482	8,369	(1,944)	AA+	(2)	5%
State and Municipal Bonds
Pre-refunded	167,631	6,861	(47)	AA		4%
General obligation	321,532	14,477	(1,236)	AA+		8%
Special revenue	665,503	25,195	(6,644)	AA		17%
Total state and municipal bonds	1,154,666	46,533	(7,927)	AA		29%
Corporate Debt
Financial institutions	396,564	13,957	(4,030)	A		10%
Consumer oriented	275,708	15,428	(4,796)	BBB+		7%
Utilities/Energy	279,535	12,519	(3,193)	BBB+		7%
Industrial	399,180	10,945	(1,668)	BBB		10%
Other	10,166	210	(57)	A		<1%
Total corporate debt	1,361,153	53,059	(13,744)	BBB+		35%
Securities backed by:
Agency mortgages	230,660	7,564	(2,629)	AA+	(2)	6%
Non-agency mortgages	4,939	44	(226)	AA-		<1%
Alt -A mortgages	15	—	—	AA+		<1%
Agency commercial mortgages	27,475	343	(136)	AA+	(2)	1%
Subprime home equity loans	3,889	17	(237)	BBB+		<1%
Other commercial mortgages	61,390	2,491	(167)	AAA		2%
Credit card loans	10,252	274	(9)	AAA		<1%
Automobile loans	41,959	126	(20)	AAA		1%
Other asset loans	18,169	70	(58)	AA		<1%
Total asset-backed securities	398,748	10,929	(3,482)	AAA		10%
Total fixed maturities	3,118,049	118,890	(27,097)	A+		79%
Equities
Financial	81,536	—	—			2%
Utilities/Energy	32,350	—	—			1%
Industrial	57,262	—	—			1%
Consumer oriented	66,461	—	—			2%
All Other	15,932	—	—			<1%
Total equities	253,541	—	—			6%
Short-Term	248,605	—	—			6%
Business-owned life insurance (BOLI)	54,374	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	142,174	—	—			4%
Investment in LPs, carried at NAV	72,062	—	—			2%
Total investment in unconsolidated subsidiaries	214,236	—	—			5%
Other Investments
FHLB capital stock	3,449	—	—			<1%
Investments in LPs, carried at cost	47,258	—	—			1%
Other	1,533	—	—			<1%
Total other investments	52,240	—	—			1%
Total Investments	$3,941,045	$118,890	$(27,097)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of December 31, 2013 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $40 million and $60 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. In December 2012 we elected to partially fund our acquisition of Medmarc by borrowing $125.0 million from our existing credit facility on a fully secured basis as this allowed us to continue to hold rather than liquidate certain higher yielding securities. We repaid the borrowing during September 2013. Currently, $150 million of the credit facility is available for use. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 10 of the Notes to Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2013 was 3.9 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.6 years. Net unrealized gains related to our fixed income securities decreased approximately $131.9 million during 2013. As interest rates have improved, the value of our fixed income securities has declined.
The carrying value of our tax credit partnerships at December 31, 2013, 2012 and 2011 was approximately $142.2 million, $87.3 million and $86.8 million, respectively. Carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. These investments are comprised of separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. We fund these investments based on funding schedules maintained by the partnerships. During 2013, 2012 and 2011 we funded approximately $63.5 million, $35.7 million and $29.2 million, respectively. Approximately $22.4 million, $20.5 million and $49.3 million of our total commitments to the tax credit partnerships had not yet been funded as of December 31, 2013, 2012 and 2011, respectively.
During 2013, 2012 and 2011, the total carrying value of our investment fund LPs/LLCs was approximately $119.3 million, $58.8 million and $56.6 million, respectively, all of which has been funded. The 2013 carrying value includes $10.5 million related to our portion of an LP's accumulated earnings that were recorded as a result of a change from the cost to equity method. During 2013, 2012 and 2011, we funded investment LP/LLCs, net of capital returned, in the amount of $37.8 million, $18.5 million, and $4.7 million, respectively. As of December 31, 2013, we had total active commitments to investment fund LP/LLCs of approximately $203.0 million, of which $140.9 million is unfunded. The unfunded commitments will be paid over a period of approximately 5 years as requested by the fund managers.
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

Our debt securities at December 31, 2013 included investments of $124.7 million (3% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European. Of our European issuers, we believe those in the financial sector are most likely to suffer loss in the event of a European economic crisis. A summary of these debt securities by country follows (country designation is based on the underlying revenue stream of the security):

	European Debt Exposure by Country and Industry Type
(in millions)	Total Exposure	Financial Institutions	Industrial & Utilities	Energy & Communication
United Kingdom	$57.4	$23.5	$21.6	$12.3
Netherlands	20.6	5.0	6.8	8.8
France	10.8	3.6	—	7.2
Switzerland	10.0	10.0	—	—
Luxembourg	9.5	—	4.3	5.2
Sweden	3.6	3.6	—	—
Ireland	3.3	0.1	1.2	2.0
Norway	3.2	1.3	1.2	0.7
Spain	2.2	—	—	2.2
Denmark	1.8	1.8	—	—
Austria	1.3	—	1.3	—
Germany	1.0	—	1.0	—
	$124.7	$48.9	$37.4	$38.4
Our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. As of December 31, 2013, two of our largest reinsurers were domiciled in Europe; our net receivables with these reinsurers totaled approximately $45 million. Net amounts due from reinsurers approximated $237.9 million at December 31, 2013.
Business Combinations and Ventures
We paid cash of approximately $205 million to acquire Eastern on January 1, 2014 and cash of $153.7 million to acquire Medmarc on January 1, 2013. Funds for both transactions were deposited with a third-party agent several days prior to the close dates; the deposits were included in Other Assets on our Consolidated Balance Sheet at December 31, 2013 and 2012.
As a member of Lloyd's and a capital provider to Syndicate 1729 we are required to provide capital, referred to as Funds at Lloyd's (FAL), to support Syndicate 1729. In order to meet these FAL requirements, we provided a standby letter of credit of £41.9 million (approximately $69.3 million at December 31, 2013) and cash deposits of $8.7 million. The FAL deposit is included in Other Assets on our December 31, 2013 Consolidated Balance Sheet. We collateralized the standby letter of credit with cash of $78.0 million; the collateral is reflected as Restricted Cash on our December 31, 2013 Consolidated Balance Sheet. We also entered into a revolving credit agreement (the Credit Agreement) with Syndicate 1729 to provide operating funds of up to £10 million (approximately $17 million at December 31, 2013). Draws under the Credit Agreement will earn interest at 8.5% per annum, and be repayable on demand but no later than December 31, 2016. At December 31, 2013, £1.0 million ($1.7 million) had been drawn under the Credit Agreement.

Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2013, 2012 and 2011 was as follows:

	Year Ended December 31
(in thousands)	2013	2012	2011
Treasury shares at the beginning of the period	244	7,996	7,332
Shares reissued in conjunction with stock split	—	(7,729)	—
Shares reacquired, at cost of $32 million, $0 million and $21 million, respectively	681	—	682
Shares reissued to the ProAssurance 2011 Employee Stock Ownership Plan, fair value of $1 million, $1 million and $0.7 million, respectively	(25)	(23)	(18)
Treasury shares at the end of the period	900	244	7,996
In December of 2013 our Board increased its authorization for the repurchase of common shares or the retirement of outstanding debt by $100 million.
As of February 12, we had reacquired an additional 710,000 common shares during 2014 at a cost of approximately $33 million, which reduced our Board authorizations for the repayment of debt or repurchase of common shares to approximately $169.8 million.
Shareholder Dividends
Our Board of Directors has declared cash dividends quarterly since the third quarter of 2011. Initially, dividends were $0.125 per share but were increased to $0.25 in the fourth quarter of 2012 and increased to $0.30 per share in the fourth quarter of 2013. With the exception of our fourth quarter 2012 dividend that was accelerated and paid in December 2012, each quarterly dividend was paid in the month following the end of the quarter. Our Board also declared and paid a special dividend of $2.50 per share during December 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
On November 21, 2013, we issued $250 million of unsecured senior notes, which will be used for general purposes, including contributions to the capital of insurance subsidiaries, repayment of debt and other capital management activity. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a revolving credit agreement (the "Agreement") that allows us to borrow up to $150 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The Agreement expires in April 2016. We had an outstanding borrowing under the Agreement of $125 million from November 2012 to September 2013. We are in compliance with the financial covenants of the Agreement.
During 2012, we repaid all then-outstanding long-term debt totaling $57.7 million, including a note payable that was carried at fair value. We recognized a loss on the repayment of the note payable of $2.2 million.
Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.
Off-Balance Sheet Arrangements/Guarantees
We have a standby letter of credit (the LOC) in the amount of £41.9 million ($69.3 million at December 31, 2013) that guarantees the performance of Syndicate 1729. The LOC expires four years from the date it is terminated. We also have a revolving credit agreement with Syndicate 1729 to provide operating funds of up to £10.0 million ($17.0 million at December 31, 2013), of which £9.0 million ($14.9 million) had not yet been funded as of December 31, 2013. The revolving credit agreement expires on December 31, 2016. See Note 9 of the Notes to Consolidated Financial Statement for more information on these arrangements. We have no other significant off-balance sheet arrangements or guarantees and do not expect these arrangements to have a material effect on our financial position.
Contractual Obligations
A schedule of our non-cancellable contractual obligations at December 31, 2013 follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and loss adjustment expenses	$2,072,822	$557,769	$688,077	$410,891	$416,085
Eastern acquisition	205,000	205,000	—	—	—
Long-term debt obligations including interest	382,316	14,722	26,500	26,500	314,594
Revolving credit agreement fees	591	263	328	—	—
Operating lease obligations	19,911	3,039	5,303	4,553	7,016
Funding commitments primarily related to non-public investment entities	164,182	49,604	68,940	26,838	18,800
Total	$2,844,822	$830,397	$789,148	$468,782	$756,495
We believe that our operating cash flow and funds from our investment portfolio are adequate to meet our contractual obligations.
The above table presumes no borrowings under our revolving credit agreement and standby letter of credit through expiration of the agreements, though borrowings could occur. For more information regarding these agreements see Note 10 of the Notes to Consolidated Financial Statements.
The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.

Overview of Results–Years Ended December 31, 2013 and 2012
Net income and Operating income

	Year Ended December 31
(In millions, except per share data)	2013	2012
Net income	$297.5	$275.5
Operating income	$221.1	$257.2

Net income per diluted share	$4.80	$4.46
Operating income per diluted share	$3.56	$4.16
The increase in Net income in 2013 reflects a non-taxable gain on our acquisition of Medmarc of $32.3 million and a $39.0 million increase in net realized investment gains, partially offset by lower operating profits due to lower earned premium, lower prior year favorable loss reserve development and a smaller reduction to ceded premium for prior accident years. Operating income, which is a non-GAAP financial measure, decreased as it does not include net realized investment gains or the acquisition gain. A reconciliation of Operating income to Net income follows under the heading "Non-GAAP Financial Measures".
Results for the years ended December 31, 2013 and 2012 compare as follows:
Revenues
Net premiums earned decreased during 2013 by approximately $22.7 million or 4.1%. Our acquisitions of Medmarc and IND contributed $38.1 million of additional net premiums earned during 2013. In addition, reductions to ceded premium attributable to the favorable emergence of losses ceded to our reinsurers under the variable components of our reinsurance arrangements were approximately $17.9 million lower for 2013. Excluding acquired entities, losses of premium attributable to non-renewals were greater than premium gains from new business in 2013 and there was a reduced amount of premium from tail policies.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) increased $7.6 million or 5.9%. Net investment income decreased during 2013, primarily due to reduced earnings on our fixed income portfolio, partially offset by increased earnings from our equities portfolio and distributions received from a cost method investment LP in 2013. Earnings from unconsolidated subsidiaries increased $14.4 million in 2013. Earnings from unconsolidated subsidiaries principally reflects earnings recognized as a result of a change of an LP from the cost method to the equity method in the fourth quarter of 2013 as well as higher earnings from a private equity LP, slightly offset by higher tax credit partnership amortization.
Net realized investment gains in 2013 were approximately $39.0 million higher than in 2012. The improvement was principally attributable to an increase in our average equity trading portfolio investment and improved stock market yields. Impairments were nominal for 2013 and were $1.8 million for 2012.
Expenses
The calendar year net loss ratio for 2013 was 42.6%, a 9.9 percentage point increase as compared to 2012. The increase was principally attributable to lower favorable loss development in 2013 as compared to 2012 by $49.3 million. Our current accident year net loss ratio increased by 2.7 percentage points for 2013 primarily due to a reduced effect from prior accident year ceded premiums.
Our underwriting expense ratio increased 3.4 percentage points for 2013. The expense ratio is impacted by a number of factors that potentially distort a run rate expense ratio. In particular, start-up expenses associated with Syndicate 1729 and transaction expenses associated with our acquisitions increased our ratio in 2013. Also, ceded premiums related to prior accident years decreased our ratio in both 2013 and 2012, but had a greater effect on the 2012 ratio.
Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 13.5 percentage points in 2013. The increase primarily reflected both a higher net loss ratio and a higher underwriting expense ratio.
Return on equity was 11.4% in 2013, and 12.4% in 2012. Our calculation of return on equity for 2013 excluded the effect of the $32.3 million gain on acquisition.

Book Value per Share
Our book value per share at December 31, 2013 as compared to December 31, 2012 is shown in the following table. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2012	$36.85
Increase (decrease) to book value per share during the year ended December 31, 2013 attributable to:
Net income	4.82
Decline in accumulated other comprehensive income	(1.40)
Dividends declared	(1.05)
Other	(0.09)
Book Value Per Share at December 31, 2013	$39.13
Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments or recoupments, loss on extinguishment of debt, gain on acquisition and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2013	2012
Net income	$297,523	$275,470
Items excluded in the calculation of operating income:
(Gain) loss on extinguishment of debt	—	2,163
Net realized investment (gains) losses	(67,904)	(28,863)
Guaranty fund assessments (recoupments)	40	345
Gain on acquisition	(32,314)	—
Effect of confidential settlements, net	—	(1,694)
Pre-tax effect of exclusions	(100,178)	(28,049)

Tax effect, at 35%, exclusive of non-taxable gain on acquisition	23,752	9,817

Operating income	$221,097	$257,238
Per diluted common share:
Net income	$4.80	$4.46
Effect of exclusions	(1.24)	(0.30)
Operating income per diluted common share	$3.56	$4.16

Results of Operations–Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2013	2012	Change
Revenues:
Net premiums earned	$527,919	$550,664	$(22,745)
Net investment income	129,265	136,094	(6,829)
Equity in earnings (loss) of unconsolidated subsidiaries	7,539	(6,873)	14,412
Net investment result	136,804	129,221	7,583
Net realized investment gains (losses)	67,904	28,863	39,041
Other income	7,551	7,106	445
Total revenues	740,178	715,854	24,324

Expenses:
Losses and loss adjustment expenses	243,015	161,726	81,289
Reinsurance recoveries	(18,254)	18,187	(36,441)
Net losses and loss adjustment expenses	224,761	179,913	44,848
Underwriting, policy acquisition and operating expenses	147,817	135,631	12,186
Interest expense	2,755	2,181	574
Loss on extinguishment of debt	—	2,163	(2,163)
Total expenses	375,333	319,888	55,445

Gain on acquisition	32,314	—	32,314
Income before income taxes	397,159	395,966	1,193

Income taxes	99,636	120,496	(20,860)

Net income	$297,523	$275,470	$22,053

Earnings per share:
Basic	$4.82	$4.49	$0.33
Diluted	$4.80	$4.46	$0.34

Net loss ratio	42.6%	32.7%	9.9
Underwriting expense ratio	28.0%	24.6%	3.4
Combined ratio	70.6%	57.3%	13.3
Operating ratio	46.1%	32.6%	13.5
Effective tax rate	25.1%	30.4%	(5.3)
Return on equity*	11.4%	12.4%	(1.0)
* Gain on acquisition is excluded from the calculation of return on equity.
In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Premiums Written
Changes in our premium volume are driven by four primary factors: (1) the amount of new business generated both as a result of acquisitions and through our existing books of business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market remains competitive as physicians continue joining hospitals or larger group practices and thus no longer purchasing insurance in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Gross premiums written	$567,547	$536,431	$31,116	5.8%
Ceded premiums written	(42,365)	(8,133)	(34,232)	>100%
Net premiums written	$525,182	$528,298	$(3,116)	(0.6%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Professional liability
Physicians:
Twelve month term	$388,583	$403,429	$(14,846)	(3.7%)
Twenty-four month term	25,584	13,081	12,503	95.6%
Total Physicians	414,167	416,510	(2,343)	(0.6%)
Other healthcare providers	43,125	43,492	(367)	(0.8%)
Healthcare facilities	26,202	28,259	(2,057)	(7.3%)
Legal professionals	27,060	17,146	9,914	57.8%
Tail coverages	20,920	29,394	(8,474)	(28.8%)
Total professional liability	531,474	534,801	(3,327)	(0.6%)
Medical technology and life sciences products liability	34,190	—	34,190	nm
Other	1,883	1,630	253	15.5%
Total	$567,547	$536,431	$31,116	5.8%
The above table includes gross written premium for 2013 that was attributable to IND and Medmarc, as shown in the following table. Neither acquisition contributed premium in 2012.

Year Ended December 31
($ in thousands)	2013
Gross premiums written:
Professional liability
Physicians, twelve month term	$10,474
Other healthcare providers	280
Legal professionals	9,418
Total professional liability	20,172
Medical technology and life sciences products liability	34,190
Total	$54,362
Our retention rate for our standard physician business was approximately 89% for 2013, as compared to 90% for 2012. We calculate our retention rate as retained premium divided by all premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.
The pricing of our renewed physician business remained relatively flat with expiring premiums during 2013. The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Physician policies were our greatest source of premium revenues in both 2013 and 2012. In addition to the effects of retention and renewal pricing discussed above, our 2013 twelve month term physician premium volume reflected the following:

•	The acquisition of IND contributed approximately $10.5 million of physician premium to 2013.

•	In addition to premium contributed by IND, we wrote new physician business of approximately $18 million in 2013.
We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The premium associated with both years is included in written premium in the period the policy is written; comparison of gross written premium between successive years reflects volume differences that have no effect on earned premium. Thus, twenty-four month term policies subject to renewal in 2013 were previously written in 2011 rather than in 2012, as is the case for our twelve-month term policies. There was no significant volume change associated with twenty-four month policies during 2013.
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The decline in premium volume for these coverages during 2013 was primarily attributable to the 2012 discontinuation of a program that offered coverage to optometrists.
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) declined in 2013, principally due to retention losses. The competitive pressures that affect our physician business also affect our facilities business.
The increase in legal professionals premium for 2013 is principally attributable to our acquisition of Medmarc. Our legal professionals policies are offered throughout the United States, principally through agent and brokerage arrangements.
We offer extended reporting endorsement or “tail” coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer “tail” coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. The decrease in tail premium for 2013 was principally due to a large single custom policy issued in the first quarter of 2012 for which there was no counterpart in 2013.
All medical technology and life sciences products liability premium is attributable to our acquisition of Medmarc. Our medical technology and life sciences products liability (products liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products.
Ceded Premiums Written
Ceded premiums written compare as follows:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Primary reinsurance arrangements (1)	16,177	21,997	(5,820)	(26.5%)
Secondary reinsurance arrangements (2)	17,279	9,116	8,163	89.5%
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(16,403)	(34,328)	17,925	(52.2%)
Premiums ceded associated with acquired entities	14,308	—	14,308	nm
Other ceded premiums written	$11,004	$11,348	$(344)	(3.0%)
Total ceded premiums written	$42,365	$8,133	$34,232	>100%
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

Ceded premiums for 2013 and 2012 compare as follows:

(1)
As discussed previously, the premium that we cede under our reinsurance arrangements is determined, in part, by the losses ceded under these arrangements. Ceded premiums decreased due to lower premiums in 2013, and beginning with the second quarter of 2012, we projected (estimated) lower losses for our ceded coverages and reduced our estimate of the associated ceded premium for the current accident year. The year ended December 31, 2013 reflected those lower projections for the full period in 2013 as compared to two quarters in 2012.

(2)
We have secondary arrangements with certain large healthcare groups that include quota share, fronting and other risk sharing arrangements. Growth in these arrangements increased ceded premium in 2013 as compared to 2012. These arrangements are primarily comprised of the following:

•	We share risk of loss for policies written or renewed under the Ascension Health (Ascension) Certitude program with an Ascension affiliate under a quota share arrangement.

•
We have entered into fronting arrangements with certain large healthcare groups. Under the arrangements we provide specified underwriting, claims and risk management services but cede a large portion of the risk of the coverages provided back to the group or affiliates of the group. Volume under such arrangements can vary between periods.

•	During 2013, we entered into quota share arrangements under which we share the risk of loss with captive insurers affiliated with one of our agents.

(3)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance agreement are known. As a part of the process of estimating our loss reserves we also make estimates regarding the amounts recoverable under our reinsurance agreements. As previously discussed, the amounts ultimately owed under our reinsurance agreements are subject to the losses ceded under the agreements. In both 2013 and 2012, on a net basis, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. The reductions were substantially less in 2013 than in 2012. The net reduction for 2013 includes an offsetting increase of $1.6 million that was attributable to loss reserves acquired in business combinations. In 2012 we also revised the expected amount receivable under certain older reinsurance agreements for which there were limited remaining open items. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premium ratio was significantly affected in both 2013 and 2012 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Year Ended December 31
	2013	2012	Change
Ceded premiums ratio, as reported	7.5%	1.5%	6.0
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)*	(2.9%)	(6.4%)	3.5
Ratio, current accident year	10.4%	7.9%	2.5
* Effect shown for 2013 is net of an increase to the ratio of approximately 0.3 percentage points attributable to business combinations.
The increase in the ceded premium ratio, current accident year, for 2013 as compared to 2012 is attributable to the following:

Increase (decrease) 2013 versus 2012
Effect on ceded premium ratio, current accident year:
Secondary reinsurance arrangements, increased volume	1.3
Acquisitions	1.6
Other	(0.4)
Net increase in ratio	2.5

Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Gross premiums earned	$569,433	$558,316	$11,117	2.0%
Premiums ceded	(41,514)	(7,652)	(33,862)	>100%
Net premiums earned	$527,919	$550,664	$(22,745)	(4.1%)
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
Gross premiums earned in 2013 reflected additional premiums contributed by acquisitions of approximately $53.9 million offset by the pro-rata effect of lower physician premiums written by our other subsidiaries during the preceding twelve months, and a decline in tail premium of $8.9 million. Our 2013 gross premiums earned includes approximately $25.1 million in gross premiums earned associated with Medmarc and IND policies written prior to our acquisition of these operations. We expect Medmarc and IND policies written pre-acquisition to contribute gross premiums earned of approximately $3.0 million in 2014 and beyond.
The increase in premiums ceded during 2013 reflected ceded premium reductions related to prior accident years, exclusive of acquisitions, that were $16.3 million lower in 2013 than in 2012, as previously discussed, and contributions from our acquisitions of approximately $15.8 million.

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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Fixed maturities	$122,065	$133,088	$(11,023)	(8.3%)
Equities	9,454	6,947	2,507	36.1%
Short-term investments and Other invested assets	2,584	660	1,924	>100%
Business owned life insurance	1,960	2,008	(48)	(2.4%)
Investment fees and expenses	(6,798)	(6,609)	(189)	2.9%
Net investment income	$129,265	$136,094	$(6,829)	(5.0%)
Fixed Maturities
The decrease in our income from fixed maturity securities was primarily due to both lower average yields and average investment balances (exclusive of acquisitions) as compared to 2012. Although we added fixed securities valued at $314 million to our portfolio in 2013 as a result of the Medmarc and IND mergers, we reduced the size of our fixed portfolio in 2013 in order to repay debt, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 3% lower in 2013 as compared to 2012.
Average yields for our fixed maturity portfolio were generally lower in 2013, as shown in the table below.

	Year Ended December 31
	2013	2012
Average income yield	3.7%	3.9%
Average tax equivalent income yield	4.3%	4.5%
Yields on fixed maturity securities acquired in the Medmarc and IND transactions were lower than our average yield in 2012, which reduced our 2013 average consolidated tax equivalent yield by approximately 15 basis points. Yields for 2013 also reflected lower income from Treasury Inflation-Protected Securities of $1.0 million. The remaining decline in yield is primarily attributable to market conditions. Throughout 2012 and to a declining degree in 2013, in order to maintain the quality and duration of our portfolio, we have reinvested maturities, paydowns and proceeds from sales in our fixed income portfolio at yields that were lower than the average yield on our portfolio.
Equities
Income from our equity portfolio increased in 2013 as compared to 2012 due to average investment balances that were approximately 59% higher in 2013. Given the challenge in finding compelling returns in the fixed income portfolio as discussed above and the sensitivity of the value of the fixed income portfolio to rising interest rates, we have increased our allocation to dividend yielding equities and other non-fixed income investments.
Short-term Investments and Other Invested Assets
The increased income from our short-term investments and other invested assets in 2013 principally reflected distributions received from an interest in an LP that we account for using the cost method. No distributions were received from this investment in 2012.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Year Ended December 31
(In thousands)	2013	2012	Change
Investment LPs	$17,673	$278	$17,395
Business LLC interest	—	(728)	728
Tax credit partnerships	(10,134)	(6,423)	(3,711)
Equity in earnings (loss) of unconsolidated subsidiaries	$7,539	$(6,873)	$14,412
We hold interests in certain LPs that generate earnings from trading portfolios, secured debt, and private equity investments. The improved results for 2013 principally reflect earnings recognized as a result of a change of an LP from the cost method to the equity method as well as higher earnings from a private equity LP. When there is a change from the cost to the equity method, GAAP requires retroactive recording of accumulated earnings since the origination of the investment. As the amounts are not material in the current period or any of the prior periods affected, prior period financial statements have not been restated. Earnings included our portion of the LP’s accumulated earnings from the date of initial investment, which totaled $10.5 million, $8.4 million of which was related to prior periods.
Our business LLC interest was a non-controlling interest in a startup entity, which produced operating losses in 2012. We dissolved our interest in the entity during 2013.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record amortization of our investment each period based on our allocable portion of the projected operating losses of the underlying properties. Amortization is adjusted periodically as actual operating results of the underlying properties become available. The increase in tax credit partnership amortization during 2013 reflects an overall increase in our investment in these partnerships, the increasing maturity of the underlying projects, and reductions to amortization during 2012 that were attributable to the re-estimation of inception-to-date amortization of certain partnership interests.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2013 and 2012 as follows:

	Year Ended December 31
(In thousands)	2013	2012
Tax credits recognized during the period	$17,888	$10,005
Deferred tax benefit of amortization	$3,547	$2,248

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

	Year Ended December 31
(In thousands)	2013	2012
GAAP net investment result:
Net investment income	$129,265	$136,094
Equity in earnings (loss) of unconsolidated subsidiaries	7,539	(6,873)
GAAP net investment result	$136,804	$129,221

Pro forma tax-equivalent investment results	$184,628	$165,632

Reconciliation of pro forma and GAAP tax-equivalent investment results:
Pro forma tax-equivalent investment results	$184,628	$165,632
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	(17,590)	(18,482)
BOLI	(1,056)	(1,081)
Dividends received	(1,674)	(1,456)
Tax credit partnerships	(27,504)	(15,392)
GAAP net investment result	$136,804	$129,221

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2013	2012
Other-than-temporary impairment losses, total:
State and municipal bonds	$(71)	$—
Residential mortgage-backed securities	—	(557)
Corporate debt	—	(878)
Other investments	—	(131)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	(201)
Net impairment losses recognized in earnings	(71)	(1,767)
Gross realized gains, available-for-sale securities	18,130	18,645
Gross realized (losses), available-for-sale securities	(7,031)	(2,076)
Net realized gains (losses), trading securities	20,444	1,485
Change in unrealized holding gains (losses), trading securities	35,507	12,673
Decrease (increase) in the fair value of liabilities carried at fair value	—	(1,245)
Other	925	1,148
Net realized investment gains (losses)	$67,904	$28,863
All impairments of debt securities recognized during 2013 and 2012 were credit-related.
The impairment recognized as part of Other investments related to an interest in an LLC which converted to a public fund during 2012.
Realized losses on sales of available-for-sale securities in 2013 and 2012 related to securities which we carried either at no loss or a small loss, relative to the amortized cost basis of the security, at the end of the prior reporting period. Further, at the end of the prior reporting period, we had no intent to sell the securities nor did we expect to be required to sell the securities prior to recovery of their amortized cost basis. Approximately $5.3 million of the 2013 realized loss related to securities sold in the third quarter of 2013 to meet cash needs for the purchase of Eastern, terms of which were agreed upon late in the third quarter. Unrealized losses on these securities at the end of the second quarter were less than 3% of their amortized cost basis.
We substantially increased the size of our equity trading portfolio during the first quarter of 2013 and last three quarters of 2012. Unrealized trading portfolio gains in 2013 reflected both higher average balances and improved stock market valuations in 2013 as compared to 2012.
Gains (losses) from changes in the fair value of liabilities in 2012 were entirely attributable to our note payable due 2019 and related interest rate swap, both of which we repaid in July 2012.
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

The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was significantly affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for December 31, 2013 and 2012 compare as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2013	2012	Change
Calendar year net loss ratio	42.6%	32.7%	9.9
Less prior accident year net loss ratio	(42.2%)	(49.4%)	7.2
Current accident year net loss ratio, as reported	84.8%	82.1%	2.7
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years, net (2)	(2.7%)	(5.4%)	2.7
Current accident year net loss ratio, less ceded premium effect above (3)	87.5%	87.5%	—

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net earned premiums (the denominator of the current accident year ratio) in both 2013 and 2012. The net increase to the ratio in 2013 reflects an offset of 0.3 percentage points that is attributable to loss reserves acquired in business combinations. See the discussion under the heading “Ceded Premiums Written” for additional information.

(3)
In addition to the effect of ceded premiums associated with prior accident years, the loss ratio for the current period reflects an increase due to higher unallocated loss adjustment expenses in 2013, the effect of which was offset by decreases to the ratio attributable to a lower amount of tail premium in 2013, a greater benefit from current accident year reinsurance in 2013, and lower average loss ratios for the business acquired from Medmarc and IND. The amount of tail premium affects the average ratio because we generally expect higher losses from tail coverages.

We recognized favorable loss development related to previously established reserves, on a gross basis, of $248.5 million in 2013 and $321.5 million in 2012. On a net basis, we recognized favorable development of $222.7 million in 2013 and $272.0 million in 2012. The net basis reflects the favorable development recognized with respect to our ceded coverage layers. A detailed discussion of factors influencing our recognition of loss development recognized is included in the Critical Accounting Estimates section of Item 7, under the caption "Reserve for Losses and Loss Adjustment Expenses." Information provided includes the amount of development recognized by accident year and the factors considered and judgments made to determine the amount of development recognized.
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

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of 2013 and 2012 underwriting, policy acquisition and operating expenses:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Underwriting, policy acquisition and operating expenses	$147,817	$135,631	$12,186	9.0%
The following table highlights the items affecting expenses for the years ended December 31, 2013 and 2012.

(In millions)	Expense Increase (Decrease) 2013 versus 2012
Expenses of operations from acquired entities (1)	$12.8
Higher compensation costs during 2013, principally attributable to incentive compensation	3.1
Increase in compensation costs allocated to ULAE or capitalized as deferred policy acquisition costs during 2013	(9.1)
Amortization of deferred policy acquisition costs reflects a reduction in 2013 attributable to lower premium volume and a reduction attributable to the adoption of new accounting guidance at the beginning of 2012. The effect of lower premium volume was somewhat offset in 2013 by underwriting compensation costs which were higher in 2013 than in 2012.	(2.6)

Variances attributable to discrete events of 2013 or 2012:
Eastern transaction-related costs, principally professional fees (2)	0.9
Syndicate 1729 start-up costs, principally professional fees (3)	3.0
Medmarc and IND transaction-related costs, principally professional fees and one time compensation costs	3.1
Compensation costs associated with employee relocation and severance, principally related to the enhancement of our customer service capabilities in 2012	(0.7)
Recoveries received in 2012 related to the settlement of litigation	1.7
Net change in expenses	$12.2

(1)	The impact of purchase accounting related to deferred policy acquisition costs reduced the reported expenses by approximately $4.4 million in 2013.

(2)
As discussed previously in ProAssurance Overview, we acquired Eastern Insurance Holding, Inc. effective January 1, 2014. We anticipate additional expenses directly related to our merger with Eastern of approximately $3.3 million, of which $1.3 million is expected to be incurred during the first six months of 2014. The remainder consists of retention and severance costs that we expect to incur fairly evenly over the next three years.

(3)
Also, as discussed in ProAssurance Overview, we completed the process of becoming a corporate member of Lloyd's of London late in 2013. We do not expect to incur significant expenses in 2014 related to the start-up of Syndicate 1729; additional costs will primarily be incurred by Syndicate 1729.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio was affected in both 2013 and 2012 by ceded premium reductions related to prior accident years, as discussed under the heading "Ceded Premiums Written", and by expenses associated with business expansion and discrete events (see table above):

	Underwriting Expense Ratio
	Year Ended December 31
	2013	2012	Change
Underwriting expense ratio, as reported	28.0%	24.6%	3.4
Less estimated ratio increase (decrease) attributable to:
Net ceded premium reductions, prior accident years*	(0.8%)	(1.6%)	0.8
Syndicate 1729 start-up costs	0.6%	—%	0.6
Expenses associated with other discrete events (see table above)	1.0%	0.1%	0.9
Underwriting expense ratio, less listed effects	27.2%	26.1%	1.1

* Effect shown for 2013 is net of an increase to the ratio of approximately 0.1 percentage points attributable to business combinations.
As compared to 2012, our 2013 underwriting expense ratio was also affected by the following:

Increase (decrease), 2013 versus 2012
Estimated ratio increase (decrease) attributable to:
Lower net earned premiums, exclusive of acquisitions	1.9
Acquisitions, see discussion below	0.4
Increased compensation costs	0.5
Increase in costs allocated to ULAE or capitalized as deferred policy acquisition costs	(1.6)
Other	(0.1)
Net increase/(decrease) in ratio	1.1
The operating expenses of Medmarc and IND, exclusive of transaction costs, had a minor effect on our 2013 ratio as these entities also increased net premium earned. However, as previously discussed, recorded deferred policy acquisition cost amortization for these entities was lower in 2013 than would be considered normal due to the application of GAAP purchase accounting rules. Normalizing these costs increases our 2013 ratio by approximately 0.8 percentage points.

Interest Expense
Interest expense increased during 2013 as compared to 2012. The increase reflects higher average outstanding debt in 2013 but lower average rates. Our weighted average outstanding debt approximated $119 million for 2013, while our average outstanding debt approximated $29 million for 2012.
Interest expense for 2013 and 2012 is provided in the following table:

	Year Ended December 31
(In thousands)	2013	2012	Change
Senior notes due 2023	$1,502	$—	$1,502
Revolving credit agreement (including fees and amortization)	1,187	630	557
Letter of credit fees	58	—	58
Other debt instruments, principally long-term debt repaid in 2012	8	1,551	(1,543)
	$2,755	$2,181	$574
Taxes
Factors affecting our effective tax rate include the following:

	Year Ended December 31
	2013	2012
Statutory rate	35.0%	35.0%
Tax-exempt income	(3.7%)	(3.7%)
Tax credits	(4.5%)	(2.5%)
Non-taxable gain on acquisition	(2.8%)	—%
Other	1.1%	1.6%
Effective tax rate	25.1%	30.4%
Our effective tax rates for both 2013 and 2012 were different from the statutory Federal income tax rate primarily because a portion of our investment income and the 2013 gain on acquisition are not taxable and because we utilized tax credit benefits transferred from our tax credit partnership investments.
Tax benefits recognized, related to the tax credits, approximated $17.9 million and $10.0 million in 2013 and 2012, respectively.

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

Ceded Premiums Ratio
The principal components of the change in our ceded premiums ratio (ceded premiums written as a percentage of gross premiums written) are shown in the following table:

	Year Ended December 31
	2012	2011	Change
Ceded premiums ratio, as reported	1.5%	1.3%	0.2
Less estimated ratio increase (decrease) attributable to:
Reduction in premiums owed under reinsurance agreements	(6.6%)	(6.1%)	(0.5)
Ascension Certitude program	1.4%	1.0%	0.4
Commutation	—%	(1.1%)	1.1
Ceded premiums ratio, excluding other listed factors	6.7%	7.5%	(1.0)
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2012	2011	Change
Premiums earned	$558,316	$571,045	$(12,729)	(2.2%)
Premiums ceded	(7,652)	(5,630)	(2,022)	35.9%
Net premiums earned	$550,664	$565,415	$(14,751)	(2.6%)
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
Components of the change in premiums ceded earned during 2012 are detailed in the following table:

Ceded Premiums Earned Increase (Decrease) 2012 versus 2011
($ in thousands)	Year Ended December 31
Primary reinsurance agreement, current accident year*	$(2,576)
Reduction in premiums owed under reinsurance agreements*	(3,744)
Ascension Health Certitude program*	3,063
Commutation*	5,634
All other factors	(355)
Net increase (decrease)	$2,022
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

	Net Losses			Net Loss Ratios*
	Year Ended December 31			Year Ended December 31
($ in millions)	2012	2011	Change	2012	2011	Change
Current accident year	$452.0	$488.2	$(36.2)	82.1%	86.3%	(4.2)
Prior accident years	(272.0)	(325.9)	53.9	(49.4%)	(57.6%)	8.2
Calendar year	$180.0	$162.3	$17.7	32.7%	28.7%	4.0
* Net losses as specified divided by net premiums earned.
Our current accident year net loss ratios for the years ended December 31, 2012 and 2011 compare as follows:

	Year Ended December 31
	2012	2011	Change
Current accident year net loss ratio, as reported	82.1%	86.3%	(4.2)
Less estimated ratio increase (decrease) attributable to:
Change in our estimate of the reserve for death, disability and retirement	(0.3%)	3.7%	(4.0)
Reduction in premiums owed under reinsurance agreements	(5.6%)	(4.9%)	(0.7)
Commutation	—%	(0.1%)	0.1
Tail coverages	1.9%	1.7%	0.2
Current accident year net loss ratio, excluding other listed factors	86.1%	85.9%	0.2
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

•	Various other operating costs were collectively lower by approximately $3.2 million in 2012.

Underwriting Expense Ratio (the Expense Ratio)

	Underwriting Expense Ratio *
	Year Ended December 31
	2012	2011	Change
Underwriting expense ratio, as reported	24.4%	23.8%	0.6
Less estimated ratio increase (decrease) attributable to:
Reduction in premiums owed under reinsurance agreements	(1.5%)	(1.4%)	(0.1)
Commutation	—%	(0.2%)	0.2
Underwriting expense ratio, excluding listed factors	25.9%	25.4%	0.5
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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2013 and December 31, 2012. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	December 31, 2013
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$176	$174	$171	$168	$165
U.S. Government-sponsored enterprise obligations	34	34	33	32	30
State and municipal bonds	1,220	1,195	1,155	1,107	1,061
Corporate debt	1,453	1,413	1,361	1,308	1,257
Asset-backed securities	410	406	398	385	371
All fixed maturity securities	$3,293	$3,222	$3,118	$3,000	$2,884

Duration:
U.S. Treasury obligations	3.85	3.81	3.77	3.72	3.68
U.S. Government-sponsored enterprise obligations	2.82	3.07	3.15	3.12	3.07
State and municipal bonds	3.61	3.84	4.07	4.20	4.25
Corporate debt	4.10	4.13	4.09	4.03	3.96
Asset-backed securities	2.08	2.55	3.12	3.57	3.80
All fixed maturity securities	3.60	3.80	3.90	4.00	4.00

	December 31, 2012
Fair Value (in millions):
U.S. Treasury obligations	$210	$209	$206	$202	$197
U.S. Government-sponsored enterprise obligations	58	58	57	55	53
State and municipal bonds	1,269	1,258	1,220	1,170	1,122
Corporate debt	1,533	1,521	1,471	1,409	1,350
Asset-backed securities	498	499	494	481	466
All fixed maturity securities	$3,568	$3,545	$3,448	$3,317	$3,188

Duration:
U.S. Treasury obligations	2.92	2.89	2.84	2.77	2.70
U.S. Government-sponsored enterprise obligations	2.89	2.90	2.98	3.08	3.08
State and municipal bonds	3.78	3.91	4.06	4.17	4.26
Corporate debt	4.26	4.27	4.27	4.22	4.15
Asset-backed securities	1.81	1.82	2.35	3.06	3.66
All fixed maturity securities	3.65	3.70	3.81	3.93	4.01

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
Our cash, restricted cash and short-term investment portfolio at December 31, 2013 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2013, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $251 million at December 31, 2013 and $196 million at December 31, 2012, with the 2013 increase primarily attributable to acquisitions. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At December 31, 2013 the fair value of our investment in common stocks was $254 million. These securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.6% to $278 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.6% in the fair value of these securities to $229 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 and that there was no change in the Company’s internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On January 1, 2013 we completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc). Our management excluded Medmarc's systems and processes from the scope of ProAssurance's assessment of internal control over financial reporting as of December 31, 2013 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). We are excluding Medmarc from that scope because we expect substantially all of its significant systems and processes to be converted to those of ProAssurance during 2014. At December 31, 2013 Medmarc represented $413.3 million or 8.0% of total assets, and $46.5 million or 6.3% of total revenues for the year then ended.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2013 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ProAssurance Corporation
We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), which is included in the 2013 consolidated financial statements of ProAssurance Corporation and subsidiaries and constituted 8.0% total assets as of December 31, 2013 and 6.3% of total revenues for the year then ended. Our audit of internal control over financial reporting of ProAssurance Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Medmarc.
In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of changes in capital, income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2013, of ProAssurance Corporation and subsidiaries and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
February 20, 2014

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2014 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 16, 2014.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2014 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 16, 2014.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2014 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 16, 2014.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2014 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 16, 2014.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10K from ProAssurance’s definitive proxy statement for the 2014 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 16, 2014.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Changes in Capital – years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows – years ended December 31, 2013, 2012 and 2011
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 20th day of February 2014.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D.	Chairman of the Board, Chief Executive Officer	February 20, 2014
W. Stancil Starnes, J.D.	(Principal Executive Officer) and President

/S/ EDWARD L. RAND, JR.	Chief Financial Officer	February 20, 2014
Edward L. Rand, Jr.

/S/ KELLY B. BREWER	Chief Accounting Officer	February 20, 2014
Kelly B. Brewer

/S/ LUCIAN F. BLOODWORTH	Director	February 20, 2014
Lucian F. Bloodworth

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 20, 2014
Samuel A. Di Piazza, Jr.

/S/ ROBERT E. FLOWERS, M.D.	Director	February 20, 2014
Robert E. Flowers, M.D.

/S/ M. JAMES GORRIE	Director	February 20, 2014
M. James Gorrie

/S/ WILLIAM J. LISTWAN, M.D.	Director	February 20, 2014
William J. Listwan, M.D.

/S/ JOHN J. MCMAHON	Director	February 20, 2014
John J. McMahon

/S/ DRAYTON NABERS, JR., J.D.	Director	February 20, 2014
Drayton Nabers, Jr., J.D.

/S/ ANN F. PUTALLAZ, PH.D.	Director	February 20, 2014
Ann F. Putallaz, Ph.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 20, 2014
Frank A. Spinosa, D.P.M.

/S/ ANTHONY R. TERSIGNI, ED.D., FACHE	Director	February 20, 2014
Anthony R. Tersigni, Ed.D., FACHE

/S/ THOMAS A. S. WILSON, JR., M.D.	Director	February 20, 2014
Thomas A. S. Wilson, Jr., M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ProAssurance Corporation
We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in related to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama
February 20, 2014

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,026,256 and $3,224,332, respectively	$3,118,049	$3,447,999
Equity securities, trading, at fair value; cost, $203,308 and $187,891, respectively	253,541	202,618
Short-term investments	248,605	71,737
Business owned life insurance	54,374	52,414
Investment in unconsolidated subsidiaries	214,236	121,049
Other investments	52,240	31,085
Total Investments	3,941,045	3,926,902
Cash and cash equivalents	129,383	118,551
Restricted Cash	78,000	—
Premiums receivable	115,403	106,312
Receivable from reinsurers on paid losses and loss adjustment expenses	3,231	4,517
Receivable from reinsurers on unpaid losses and loss adjustment expenses	247,518	191,645
Prepaid reinsurance premiums	21,449	13,404
Deferred policy acquisition costs	28,999	23,179
Deferred tax asset	1,757	—
Real estate, net	41,010	41,502
Intangible assets	52,002	53,225
Goodwill	161,115	163,055
Other assets	329,979	234,286
Total Assets	$5,150,891	$4,876,578

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,072,822	$2,054,994
Unearned premiums	256,255	233,861
Reinsurance premiums payable	34,321	45,591
Total Policy Liabilities	2,363,398	2,334,446
Deferred tax liability	—	14,585
Other liabilities	143,079	131,967
Long-term debt, at amortized cost	250,000	125,000
Total Liabilities	2,756,477	2,605,998
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,096,787 and 61,867,034 shares issued, respectively	621	619
Additional paid-in capital	349,894	341,780
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $32,127 and $78,284, respectively	59,661	145,380
Retained earnings	2,015,603	1,782,857
	2,425,779	2,270,636
Treasury shares, at cost, 900,281 shares and 243,530 shares, respectively	(31,365)	(56)
Total Shareholders’ Equity	2,394,414	2,270,580
Total Liabilities and Shareholders’ Equity	$5,150,891	$4,876,578
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2011	$344	$532,213	$79,124	$1,428,026	$(183,844)	$1,855,863
Common shares reacquired	—	—	—	—	(21,005)	(21,005)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,433	—	—	441	2,874
Share-based compensation	—	7,119	—	—	—	7,119
Net effect of restricted and performance shares issued and stock options exercised	2	(3,140)	—	—	—	(3,138)
Dividends to shareholders	—	—	—	(15,269)	—	(15,269)
Other comprehensive income (loss)	—	—	50,913	—	—	50,913
Net income	—	—	—	287,096	—	287,096
Balance at December 31, 2011	346	538,625	130,037	1,699,853	(204,408)	2,164,453
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	3,041	—	—	553	3,594
Share-based compensation	—	8,639	—	—	—	8,639
Net effect of restricted and performance shares issued and stock options exercised	2	(4,455)	—	—	—	(4,453)
Dividends to shareholders	—	—	—	(192,466)	—	(192,466)
Two-for-one stock split effected in the form of a stock dividend	271	(204,070)	—	—	203,799	—
Other comprehensive income (loss)	—	—	15,343	—	—	15,343
Net income	—	—	—	275,470	—	275,470
Balance at December 31, 2012	619	341,780	145,380	1,782,857	(56)	2,270,580
Common shares reacquired	—	—	—	—	(32,454)	(32,454)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,940	—	—	1,145	4,085
Share-based compensation	—	9,242	—	—	—	9,242
Net effect of restricted and performance shares issued and stock options exercised	2	(4,068)	—	—	—	(4,066)
Dividends to shareholders	—	—	—	(64,777)	—	(64,777)
Other comprehensive income (loss)	—	—	(85,719)	—	—	(85,719)
Net income	—	—	—	297,523	—	297,523
Balance at December 31, 2013	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2013	2012	2011
Revenues
Net premiums earned	$527,919	$550,664	$565,415
Net investment income	129,265	136,094	140,956
Equity in earnings (loss) of unconsolidated subsidiaries	7,539	(6,873)	(9,147)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(71)	(1,566)	(5,189)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	(201)	(823)
Net impairment losses recognized in earnings	(71)	(1,767)	(6,012)
Other net realized investment gains (losses)	67,975	30,630	12,006
Total net realized investment gains (losses)	67,904	28,863	5,994
Other income	7,551	7,106	13,566

Total revenues	740,178	715,854	716,784

Expenses
Losses and loss adjustment expenses	243,015	161,726	151,270
Reinsurance recoveries	(18,254)	18,187	11,017
Net losses and loss adjustment expenses	224,761	179,913	162,287
Underwriting, policy acquisition and operating expenses	147,817	135,631	136,421
Interest expense	2,755	2,181	3,478
Loss on extinguishment of debt	—	2,163	—

Total expenses	375,333	319,888	302,186

Gain on acquisition	32,314	—	—

Income before income taxes	397,159	395,966	414,598

Provision for income taxes
Current expense (benefit)	74,977	82,752	128,553
Deferred expense (benefit)	24,659	37,744	(1,051)
Total income tax expense (benefit)	99,636	120,496	127,502

Net income	297,523	275,470	287,096

Other comprehensive income (loss), after tax, net of reclassification adjustments	(85,719)	15,343	50,913

Comprehensive income	$211,804	$290,813	$338,009

Earnings per share:
Basic	$4.82	$4.49	$4.70
Diluted	$4.80	$4.46	$4.65

Weighted average number of common shares outstanding:
Basic	61,761	61,342	61,140
Diluted	62,020	61,833	61,684

Cash dividends declared per common share	$1.05	$3.13	$0.25
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2013	2012	2011
Operating Activities
Net income	$297,523	$275,470	$287,096
Adjustments to reconcile income to net cash provided by operating activities:
Amortization, net of accretion	41,429	32,832	30,740
Depreciation	4,538	4,741	4,949
Loss (gain) on extinguishment of debt	—	2,163	—
Gain on acquisition	(32,314)	—	—
(Increase) decrease in cash surrender value of business owned life insurance	(1,960)	(2,008)	(2,070)
Net realized investment gains	(67,904)	(28,863)	(5,994)
Share-based compensation	9,242	8,639	7,119
Deferred income taxes	24,659	37,744	(1,051)
Policy acquisition costs, net amortization (net deferral)	(5,820)	3,448	655
Equity in earnings of unconsolidated subsidiaries, excluding distributions received and tax credit partnership amortization	(17,376)	450	3,757
Other	(3,014)	(2,957)	(866)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(6,105)	16,494	730
Receivable from reinsurers on paid losses and loss adjustment expenses	2,601	(342)	407
Receivable from reinsurers on unpaid losses and loss adjustment expenses	15,625	58,870	29,778
Prepaid reinsurance premiums	(849)	(482)	(1,545)
Other assets	9,582	(11,231)	613
Reserve for losses and loss adjustment expenses	(179,677)	(218,100)	(166,328)
Unearned premiums	(1,740)	(21,919)	(4,895)
Reinsurance premiums payable	(13,269)	(36,583)	(29,642)
Other liabilities	(36,569)	(27,116)	5,911
Net cash provided (used) by operating activities	$38,602	$91,250	$159,364
Continued on following page.

	Year Ended December 31
	2013	2012	2011
Investing Activities
Purchases of:
Fixed maturities, available for sale	$(519,161)	$(646,198)	$(782,555)
Equity securities, trading	(87,604)	(120,555)	(117,208)
Other investments	(34,699)	(9,977)	(4,671)
Funding of tax credit limited partnerships	(63,489)	(35,745)	(29,213)
(Investment in) distributions from unconsolidated subsidiaries, net	(3,261)	(9,621)	—
Proceeds from sales or maturities of:
Fixed maturities, available for sale	970,708	926,221	789,709
Equity securities, available for sale	—	—	3,921
Equity securities, trading	123,645	54,670	50,386
Other investments	2,352	1,180	773
Net sales or maturities (purchases) of short-term investments	(176,092)	48,565	49,011
Cash received from (paid for) acquisitions	22,780	(28,439)	—
Deposit made for future acquisition	(205,244)	(153,700)	—
Unsettled security transactions, net	205	4,852	7
Funding for Syndicate 1729	(8,699)	—	—
Cash received (paid) for other assets	(11,244)	(4,410)	(9,771)
(Increase) decrease in restricted cash	(78,000)	—	—
Net cash provided (used) by investing activities	(67,803)	26,843	(49,611)
Financing Activities
Proceeds from long-term debt	250,000	125,000	—
Repayment of long-term debt	(127,183)	(57,660)	(325)
Repurchase of common stock	(29,089)	—	(21,005)
Excess tax benefit from share-based payment arrangements	2,128	7,022	1,711
Dividends to shareholders	(46,375)	(200,118)	(7,617)
Other	(9,448)	(4,186)	(2,968)
Net cash provided (used) by financing activities	40,033	(129,942)	(30,204)
Increase (decrease) in cash and cash equivalents	10,832	(11,849)	79,549
Cash and cash equivalents at beginning of period	118,551	130,400	50,851
Cash and cash equivalents at end of period	$129,383	$118,551	$130,400

Supplemental Disclosure of Cash Flow Information
Net cash paid during the year for income taxes	$117,107	$110,278	$98,141
Cash paid during the year for interest	$913	$2,342	$3,182

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$153,700	$—	$—
Other investment interest converted to equity securities	$—	$15,742	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, PRA or the Company), a Delaware corporation, is an insurance holding company for wholly owned specialty property and casualty insurance companies that principally provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks and, effective January 1, 2014, workers' compensation insurance. ProAssurance is also the majority capital provider for Syndicate 1729 at Lloyd's of London (Syndicate 1729) which began writing a range of property and casualty insurance and reinsurance lines effective January 1, 2014. During the years ended December 31, 2013, 2012 and 2011 ProAssurance primarily operated in the United States of America (U.S.) in a single reportable segment.
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
Gain on Acquisition
The year-end deferred tax review resulted in a $3.7 million reduction of the Gain on acquisition recorded for our acquisition of Medmarc. Certain deferred tax liabilities relating to unrealized gains on investments held by Medmarc were not established as a part of the assets acquired and liabilities assumed for Medmarc and as a result the value of the net assets acquired in the transaction were overstated. An adjustment was made to the Gain on acquisition in the fourth quarter of 2013 reducing the gain from $36.0 million to $32.3 million. The adjustment was not quantitatively or qualitatively material to the prior or current period presented.
Accounting Policies
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these notes to the consolidated financial statements.
Recognition of Revenues
Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are principally one year in duration.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

At December 31, 2013 and 2012 ProAssurance had established allowances for credit losses related to premium and agency receivables (classified as a part of Other Assets) as follows:

(in thousands)	Premium Receivables	Agency Receivables
Allowance for credit losses:
Balance at December 31, 2011	$990	$332
Estimated credit losses	157	—
Account write offs, net of recoveries	(147)	(46)
Balance at December 31, 2012	1,000	286
Estimated credit losses	236	—
Account write offs, net of recoveries	(246)	(236)
Balance at December 31, 2013	$990	$50

Losses and Loss Adjustment Expenses
ProAssurance establishes its reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve") based on estimates of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. The reserve for losses is determined on the basis of individual claims and payments thereon as well as actuarially determined estimates of future losses based on past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends, judicial trends, legislative changes and settlement patterns.
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
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time between collecting the premium for insuring a risk and the ultimate payment of losses. For ProAssurance the period of time required to resolve claims is often five years or more, and claims may be subject to litigation. Estimating losses for long-tailed insurance claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2013, 2012 and 2011.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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
Available-for-sale securities are carried at fair value, determined as described above, and unrealized gains and losses on such available-for-sale securities are included, net of related tax effects, in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).
Investment income includes amortization of premium and accretion of discount related to available-for-sale debt securities acquired at other than par value. Debt securities and mandatorily redeemable preferred stock with maturities beyond one year when purchased are classified as fixed maturities.
Trading portfolio securities are carried at fair value, determined as described above, with the holding gains and losses included in realized investment gains and losses in the current period.
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
December 31, 2013

Realized Gains and Losses
Realized investment gains and losses are recognized on the specific identification basis.
Other-than-temporary Impairments
ProAssurance evaluates its available-for-sale investment securities on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent other-than-temporary declines. The assessment of whether the amortized cost basis of debt securities, particularly asset-backed debt securities, is expected to be recovered requires management to make assumptions regarding various matters affecting cash flows to be received in the future. The choice of assumptions is subjective and requires the use of judgments; actual credit losses experienced in future periods may differ from management’s estimates of those credit losses.
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
For debt securities, an evaluation is made as to whether the decline in fair value is due to credit loss, which is defined as the excess of the current amortized cost basis of the security over the present value of expected future cash flows. Methodologies used to estimate the present value of expected cash flows to determine if a decline is due to a credit loss are:

•
For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers the following in projecting recovery values and recovery time frames:

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

•
For structured securities (primarily asset-backed securities), ProAssurance estimates the present value of the security’s cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). ProAssurance considers the most recently available six month averages of the levels of delinquencies, defaults, severities, and prepayments for the collateral (loans) underlying the securitization or, if historical data is not available, sector based assumptions, to estimate expected future cash flows of these securities.

Investments in LPs/LLCs are evaluated for impairment by comparing ProAssurance’s carrying value to net asset value (NAV) of ProAssurance’s interest in the fund as reported by the fund manager. Additionally, Management considers the performance of the fund relative to the market, the stated objectives of the fund, and cash flows expected from the fund and fund audit reports, if available.
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether cash flows currently expected from the investment, primarily tax benefits, equal or exceed the carrying value of the investment, whether currently expected cash flows are less than those expected at the time the investment was acquired, and ProAssurance's ability and intent to hold the investment until the recovery of its carrying value.
ProAssurance recognizes other than temporary impairments, including impairments of debt securities due to credit loss, in earnings as a part of net realized investment gains (losses). In subsequent periods, any measurement of gain or loss or impairment is based on the revised amortized basis of the security. Declines in fair value, including impairments of debt

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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
Restricted Cash
Restricted cash represents cash balances which are not available for immediate or general use. At December 31, 2013 ProAssurance's Restricted cash was comprised entirely of a deposit collateralizing a standby letter of credit entered into as a part of our funding at Lloyd's.
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
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, deferred policy acquisition costs, unrealized investment gains (losses), basis differentials for investments, compensation accruals, and intangibles. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.
Real Estate
Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate principally consists of properties in use as corporate offices. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income and real estate expenses are included in underwriting, policy acquisition and operating expenses.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Real estate accumulated depreciation was approximately $21.6 million and $20.2 million at December 31, 2013 and 2012, respectively. Real estate depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $1.4 million and $1.7 million, respectively.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of renewal rights and agency relationships and had a carrying value of $51.7 million and $50.2 million at December 31, 2013 and 2012, respectively. Intangible assets with an indefinite life, primarily state licenses, are not amortized and had carrying values of $16.8 million and $14.3 million at December 31, 2013 and 2012, respectively. Increases in both amortizable and non-amortizable intangible assets during 2013 were attributable to intangible assets recognized related to 2013 business combinations. Intangible assets are evaluated for impairment on an annual basis.
Accumulated amortization of intangible assets was $16.5 million and $11.2 million at December 31, 2013 and 2012, respectively. Amortization expense for intangible assets for the three years ended December 31, 2013, 2012 and 2011 was $5.3 million, $4.5 million and $4.7 million, respectively. Aggregate amortization expense for intangible assets, excluding amortizable intangible assets recorded through our acquisition of Eastern, is estimated to be $5.1 million for 2014, $3.1 million for 2015, $2.8 million for 2016, $2.8 million for 2017 and $2.4 million for 2018.
Goodwill
ProAssurance makes at least an annual assessment as to whether the value of its goodwill assets are impaired. Management evaluates the carrying value of goodwill annually on October 1 and before the annual evaluation if events occur or circumstances change that would more likely than not reduce the fair value below the carrying value. Because ProAssurance operates in a single operating segment and all components within the segment are economically similar, ProAssurance is considered a single reporting unit for the purposes of the impairment evaluation. In assessing goodwill, Management estimates the fair value of the reporting unit on the evaluation date based on the Company’s market capitalization and an expected premium that would be paid to acquire control of the Company (a control premium) and performs a sensitivity analysis using a range of historical stock prices and control premiums. Management concluded in 2013, 2012 and 2011 that the fair value of the Company’s reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary.
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition. During 2013 goodwill was reduced by $1.9 million primarily related to the after-tax effect of the re-determination of the fair value of the reserve for losses associated with a business combination completed in late 2012.
Other Assets
At December 31, 2013 and 2012, Other assets was principally comprised of deposits with third-party agents of $205 million and $153.7 million, respectively, related to the completion of pending business combination transactions. See Note 2.
Treasury Stock
Treasury shares are reported at cost, and are reflected on the balance sheets as an unallocated reduction of total equity.
Share-Based Payments
ProAssurance recognizes compensation cost for share-based payments (including stock options, performance share units, restricted share units, and purchase match units) using the modified prospective method whereby the methodology for recognizing compensation expense differs depending upon the grant date of each share-based payment award. Compensation cost for awards is recognized based on the grant-date fair value of the award over the relevant service period of the award; for awards that vest in increments (graded vesting), compensation cost is recognized over the relevant service period for each separately vested portion of the award. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as financing cash inflows.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Subsequent Events
In connection with its preparation of the Consolidated Financial Statements, ProAssurance has evaluated events that occurred subsequent to December 31, 2013, for recognition or disclosure in its financial statements and notes to the financial statements.
Accounting Changes Adopted
Intangibles-Goodwill and Other
Effective for fiscal years beginning after September 15, 2012, the Financial Accounting Standards Board (FASB) revised guidance related to impairment testing of indefinite-lived intangible assets. The new guidance permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. Quantitative impairment testing is required only if the assessment of qualitative factors indicates it is more likely than not that impairment exists. ProAssurance adopted the guidance on January 1, 2013. Adoption of this guidance had no material effect on ProAssurance's results of operations or financial position.
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
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
Effective for fiscal years beginning after December 15, 2011, the FASB revised guidance regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance permits deferral of qualifying costs only when associated with successful contract acquisitions. Internal selling agent and underwriter salary and benefit costs allocated to unsuccessful contracts, as well as advertising costs, are excluded. The guidance permitted but did not require retrospective application. ProAssurance prospectively adopted the guidance on January 1, 2012. Adoption of this guidance had no material effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Accounting Changes Not Yet Adopted
Investments-Equity Method and Joint Ventures-Accounting for Investments in Qualified Affordable Housing Projects
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance which permits qualified reporting entities to use a new accounting method, the proportional amortization method, for investments in qualified affordable housing projects. Under the new method the initial cost of an investment is amortized in proportion to the tax benefits received, and investment performance is recognized as a component of income tax expense (benefit) rather than as a component of investment income. ProAssurance is in the process of evaluating the effect that the use of the new method would have on its results of operations and financial position and whether it meets the qualification requirements for using the new method. ProAssurance plans to adopt the guidance beginning January 1, 2015.
Liabilities-Obligations Resulting from Joint and Several Liability Arrangements
Effective for fiscal years beginning after December 15, 2013, the FASB revised guidance related to obligations resulting from joint and several liability arrangements. The new guidance requires an entity to recognize, measure and disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations already addressed within existing GAAP guidance, with retrospective application required for such arrangements existing at the beginning of the fiscal year of adoption. ProAssurance plans to adopt the guidance beginning January 1, 2014. Adoption of this guidance is expected to have no effect on ProAssurance's results of operations or financial position.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

2. Business Combinations
All entities acquired in 2013 and 2012 were accounted for in accordance with GAAP relating to business combinations. No entities were acquired in 2011.
On January 1, 2013, ProAssurance completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), through a sponsored demutualization. Medmarc is based in Chantilly, Virginia and provides products liability insurance for medical technology and life sciences companies and also provides legal professional liability insurance. ProAssurance acquired Medmarc for cash of $153.7 million, including the funding of future policy credits for eligible members of $7.5 million. ProAssurance transferred all of the cash required to complete the transaction to a third-party agent for the benefit of Medmarc eligible members on December 27, 2012; the deposit was classified as a part of Other Assets at December 31, 2012. ProAssurance incurred expenses related to the purchase of approximately $2.6 million during the year ended December 31, 2013 and approximately $1.0 million during the year ended December 31, 2012. These expenses were included as a part of operating expenses in the periods incurred.
The purchase consideration for Medmarc was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, as shown in the table below. The purchase consideration was less than the estimated fair value of the net assets acquired resulting in a gain on the acquisition of $32.3 million, which reflects a reduction of $3.7 million recorded in the fourth quarter of 2013, as discussed in Note 1. ProAssurance believes it was able to acquire Medmarc for less than the fair value of its net assets due to Medmarc's declining premium base and its small capital position relative to other insurers in the medical technology and life sciences products liability insurance market.

(In thousands)
Fixed maturities, available for sale	$269,529
Equity securities, trading	30,976
Cash and short-term investments	24,008
Other investments	5,340
Premiums receivable	2,986
Receivable from reinsurers on paid and unpaid losses and LAE	73,107
Intangible assets	3,630
Other assets	14,614
Reserve for losses and loss adjustment expenses	(201,072)
Unearned premiums	(16,937)
Deferred tax liabilities	(4,934)
Other liabilities	(15,233)
Fair value of net assets acquired	$186,014
Gain on Acquisition	(32,314)
Total purchase consideration	$153,700
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The following table provides Pro Forma Consolidated Results for the years ended December 31, 2013 and 2012 as if the Medmarc transaction had occurred on January 1, 2012. Pro Forma Consolidated Results reflect ProAssurance Actual Consolidated Results adjusted by the following, net of related tax effects:

•
For the year ended December 31, 2012, the ProAssurance 2012 Actual Consolidated Results did not include Medmarc, and have been adjusted to include Medmarc's 2012 operating results. ProAssurance Actual Consolidated Results for the year ended December 31, 2013 included Medmarc operating results (Revenue of $46.5 million and Net Income of $15.7 million).

•
Certain costs included in ProAssurance Actual Consolidated Results for the year ended December 31, 2013 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for the year ended December 31, 2012. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Medmarc operations.

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

•
Earnings for the year ended December 31, 2012 were reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Medmarc purchase price allocation.

•
The non-taxable gain on the acquisition of $32.3 million that was included in ProAssurance Actual Consolidated Results for the year ended December 31, 2013 has been reported in the Pro Forma Consolidated Results as being recognized during the year ended December 31, 2012.

	Year Ended December 31, 2013		Year Ended December 31, 2012
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$740,178	$740,178	$757,240	$715,854
Net Income	$263,820	$297,523	$317,097	$275,470
During 2012, ProAssurance also completed an acquisition of a reciprocal exchange that converted to a stock insurance company upon acquisition. The acquisition was not material to ProAssurance.
On January 1, 2014, ProAssurance completed the acquisition of Eastern Insurance Holdings, Inc. (Eastern) (NASDAQ: EIHI) by purchasing 100% of its outstanding common shares for cash of $205 million. Eastern is based in Lancaster, Pennsylvania and specializes in workers' compensation insurance and reinsurance products and services, including a segregated portfolio cell reinsurance business. Allocation of the Eastern purchase consideration to the assets acquired and liabilities assumed was not complete as of the date of this report. ProAssurance transferred all of the cash required to complete the transaction to a third-party agent for the benefit of Eastern eligible shareholders on December 27, 2013; the deposit was classified as a part of Other Assets at December 31, 2013.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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

Fair values of assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement requires judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

	December 31, 2013
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$170,714	$—	$170,714
U.S. Government-sponsored enterprise obligations	—	32,768	—	32,768
State and municipal bonds	—	1,147,328	7,338	1,154,666
Corporate debt, multiple observable inputs	—	1,346,977	—	1,346,977
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	11,449	11,449
Other corporate debt, NRSRO ratings not available	—	—	2,727	2,727
Residential mortgage-backed securities	—	235,614	—	235,614
Agency commercial mortgage-backed securities	—	27,475	—	27,475
Other commercial mortgage-backed securities	—	61,390	—	61,390
Other asset-backed securities	—	67,455	6,814	74,269
Equity securities
Financial	81,536	—	—	81,536
Utilities/Energy	32,350	—	—	32,350
Consumer oriented	66,461	—	—	66,461
Industrial	57,262	—	—	57,262
All other	15,932	—	—	15,932
Short-term investments	248,605	—	—	248,605
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	72,062	72,062
Total assets	$502,146	$3,089,721	$100,390	$3,692,257

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, have been developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management has selected a primary source for each type of security in the portfolio, and reviews the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appear inconsistent are further reviewed for appropriateness. If a value does not appear reasonable, the valuation is discussed with the service that provided the value and would be adjusted, if necessary. No such adjustments were necessary in 2013 or 2012.
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
U.S. Government-sponsored enterprise obligations are valued using pricing models that consider current and historical market data, normal trading conventions, credit ratings, and the particular structure and characteristics of the security being valued, such as yield to maturity, redemption options, and contractual cash flows. Adjustments to model inputs or model results are included in the valuation process when necessary to reflect recent regulatory, government or corporate actions or significant economic, industry or geographic events that would affect the security’s fair value.
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
December 31, 2013

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
Short-term investments are securities maturing within one year, carried at cost which approximates the fair value of the security due to the short term to maturity.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Level 3 Valuation Methodologies
State and municipal bonds consists of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At December 31, 2013, 99% of the securities were rated; the average rating was A.
Corporate debt with limited observable inputs consists of corporate bonds and, at December 31, 2012, private placement senior notes guaranteed by large regional banks. Valuations are determined using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality are based on NRSRO ratings, if available, or are subjectively determined by management if not available. At December 31, 2013, the average rating of rated securities was A-.
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
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2013	December 31, 2013	December 31, 2012
Investments in LPs/LLCs:
Secured debt fund (1)	$27,000	$13,233	$—
Long equity fund (2)	None	6,574	—
Long/Short equity funds (3)	None	28,385	17,115
Non-public equity funds (4)	87,603	23,870	16,624
		$72,062	$33,739

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

(3)
Comprised of interests in two unrelated LP funds, each holds primarily long and short U.S. and North American equities, and targets absolute returns using a strategy designed to take advantage of event-driven market opportunities. One LP allows redemption with a notice requirement of up to 45 days with the redemption payable within 30 days of the redemption date, unless the redemption request is for 90% or more of the requestor’s capital balance. Redemptions at the 90% and above level will be paid at 90%, with the remainder paid after the LP’s annual audit. The other LP generally allows redemption of substantially all the capital semi-annually with 30 days notice.

(4)
Comprised of interests in three unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. One LP allows redemption by special consent; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span from 4 to 12 years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	December 31, 2013	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$7.3	$7.2	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$14.2	$15.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$6.8	$4.0	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the entity’s corporate bonds are the valuations of comparable securities with similar issuer, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	December 31, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2012	$7,175	$15,191	$4,035	$33,739	$—	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(103)	(17)	—	—	(120)
Equity in earnings of unconsolidated subsidiaries	—	—	—	6,877	—	6,877
Net realized investment gains (losses)	(44)	(69)	—	—	—	(113)
Included in other comprehensive income	1	(725)	(61)	—	—	(785)
Purchases	—	9,470	1,356	24,567	—	35,393
Sales	(2,106)	(1,629)	(18)	(14,632)	—	(18,385)
Transfers in	2,312	2,114	3,800	21,511	—	29,737
Transfers out	—	(10,073)	(2,281)	—	—	(12,354)
Balance December 31, 2013	$7,338	$14,176	$6,814	$72,062	$—	$100,390
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$6,877	$—	$6,877

	December 31, 2012
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Other Investments	Total
Balance December 31, 2011	$7,200	$8,082	$—	$23,841	$15,873	$54,996
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	14	—	—	—	14
Equity in earnings of unconsolidated subsidiaries	—	—	—	278	—	278
Net realized investment gains (losses)	—	10	—	—	(131)	(121)
Included in other comprehensive income	—	611	35	—	—	646
Purchases	—	3,136	6,734	11,008	—	20,878
Sales	(25)	(1,951)	(1,118)	(1,388)	—	(4,482)
Transfers in	—	9,220	—	—	—	9,220
Transfers out	—	(3,931)	(1,616)	—	(15,742)	(21,289)
Balance December 31, 2012	$7,175	$15,191	$4,035	$33,739	$—	$60,140
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$278	$(131)	$147

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Transfers
There were no transfers between the Level 1 and Level 2 categories during 2012. Short-term investments of $7.2 million were transferred from Level 2 to Level 1 as of the end of 2013.
Transfers shown in the preceding Level 3 Tables were as of the end of the period and were to or from Level 2, unless otherwise noted.
The transfer in for Investment in unconsolidated subsidiaries reported in the Level 3 Tables for 2013 reflected an interest in an LP previously accounted for using the cost method and thus not carried at fair value. During 2013, the interest began to be accounted for using the equity method which approximates fair value.
Transfers of Other investments reported in the Level 3 Tables for 2012 related to an interest in an LLC. The LLC converted into a publicly traded investment fund during 2012 and the interest was valued using Level 1 inputs at December 31, 2012.
All remaining transfers during 2013 and 2012 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Value Measurements - Level 3 Liabilities
The following table presents information for the year ended December 31, 2012 regarding liabilities for which ProAssurance had elected fair value treatment at December 31, 2011 and during 2012.

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
At December 31, 2011 ProAssurance held a note payable, the 2019 Note Payable, and a related interest rate swap agreement (the Swap), both of which were measured at fair value on a recurring basis, with changes in fair value recorded in net realized investment gains (losses). ProAssurance assumed both liabilities as part of a previous acquisition. The fair value option was elected for each because valuation at fair value better reflected the economics of the related liabilities and eliminated the inconsistency that would have otherwise resulted from carrying the 2019 Note Payable on an amortized cost basis and the Swap at fair value. Both liabilities were repaid in July 2012. The fair values of these liabilities were determined using the present value of the expected underlying cash flows of each instrument, discounted at rates available on the valuation date for similar instruments issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	December 31, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$54,374	$54,374	$31,085	$38,656
Investment in unconsolidated subsidiaries	142,174	139,548	87,310	91,528
Other investments	52,240	51,833	52,414	52,414
Other assets	17,940	17,940	11,400	11,385

Financial liabilities:
Senior notes due 2023	$250,000	$262,500	$—	$—
Revolving credit agreement	—	—	125,000	125,000
Other liabilities	13,303	13,303	12,130	12,085
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Investment in unconsolidated subsidiaries consisted of investments in tax credit partnerships, accounted for using the equity method with the carrying value approximating ProAssurance’s initial investment commitment to the partnership less a pro rata portion of partnership operating losses over the period the investment has been held. The estimated fair value of the partnership is based on the net present value of the expected cash flows from the partnership and considers the timing of tax benefits expected to be received, the funding schedule for the partnership, and current rates for investments with similar risk structures and repayment periods.
Other investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in Federal Home Loan Bank (FHLB) common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests was based on the NAVs provided by the LP/LLC managers. The estimated fair value of the FHLB common stock was based on the amount ProAssurance would receive if its membership were canceled, as the membership cannot be sold. The fair value of the annuity was the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments. Other assets and Other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs of the underlying securities. Other assets also included a secured note receivable and an unsecured receivable under a revolving credit agreement. Fair value of these receivables was based on the present value of expected cash flows from the receivables, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. At December 31, 2012, Other liabilities also included certain contractual liabilities related to prior business combinations. The fair values of the business combination liabilities were based on the present value of the expected future cash outflows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
The fair values of the long-term debt and revolving credit agreement were estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

4. Investments
Available-for-sale securities at December 31, 2013 and December 31, 2012 included the following:

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$166,115	$6,118	$(1,519)	$170,714
U.S. Government-sponsored enterprise obligations	30,942	2,251	(425)	32,768
State and municipal bonds	1,116,060	46,533	(7,927)	1,154,666
Corporate debt	1,321,838	53,059	(13,744)	1,361,153
Residential mortgage-backed securities	230,861	7,608	(2,855)	235,614
Agency commercial mortgage-backed securities	27,268	343	(136)	27,475
Other commercial mortgage-backed securities	59,066	2,491	(167)	61,390
Other asset-backed securities	74,106	487	(324)	74,269
	$3,026,256	$118,890	$(27,097)	$3,118,049

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$191,642	$14,266	$(51)	$205,857
U.S. Government-sponsored enterprise obligations	52,110	4,837	—	56,947
State and municipal bonds	1,134,744	85,329	(94)	1,219,979
Corporate debt	1,375,880	96,187	(1,543)	1,470,524
Residential mortgage-backed securities	272,990	17,070	(210)	289,850
Agency commercial mortgage-backed securities	57,234	2,255	(25)	59,464
Other commercial mortgage-backed securities	69,062	5,049	(5)	74,106
Other asset-backed securities	70,670	1,203	(601)	71,272
	3,224,332	226,196	(2,529)	3,447,999

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The recorded amortized cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$166,115	$15,501	$107,433	$44,102	$3,678	$170,714
U.S. Government-sponsored enterprise obligations	30,942	3,226	21,564	7,759	219	32,768
State and municipal bonds	1,116,060	57,081	406,444	467,219	223,922	1,154,666
Corporate debt	1,321,838	124,080	578,894	627,496	30,683	1,361,153
Residential mortgage-backed securities	230,861					235,614
Agency commercial mortgage-backed securities	27,268					27,475
Other commercial mortgage-backed securities	59,066					61,390
Other asset-backed securities	74,106					74,269
	$3,026,256					$3,118,049
Excluding investments in bonds and notes of the U.S. Government and U.S. Government-sponsored enterprise obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2013.
Cash and securities with a carrying value of $36.3 million at December 31, 2013 were on deposit with various state insurance departments to meet regulatory requirements.
BOLI
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other Investments at December 31, 2013 and December 31, 2012 was comprised as follows:

(In thousands)	December 31, 2013	December 31, 2012
Investments in LPs/LLCs, at cost	$47,258	$25,092
FHLB capital stock, at cost	3,449	4,278
Other, principally an annuity, at amortized cost	1,533	1,715
	$52,240	$31,085
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	December 31, 2013			Carrying Value
(In thousands)	Unfunded Commitments*	Percentage Ownership		December 31, 2013	December 31, 2012
Investment in LPs/LLCs:
Tax credit partnerships	$22,441	See below		$142,174	$87,310
Secured debt fund	27,000	<	20%	13,233	—
Long equity fund	None	<	20%	6,574	—
Long/Short equity funds	None	<	25%	28,385	17,115
Non-public equity funds	87,603	<	20%	23,870	16,624
				$214,236	$121,049

* Unfunded commitments are included in the carrying value of tax credit partnerships, only.
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests was almost 100%; these interests had a carrying value of $62.4 million at December 31, 2013. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests was less than 20%; these interests had a carrying value of $79.8 million at December 31, 2013. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnerships.
The Secured debt fund is structured to provide interest distributions and capital appreciation primarily through investments in senior secured debt.
The Long equity fund targets long-term total returns through holdings in public international companies.
The Long/Short equity funds target absolute returns using strategies designed to take advantage of event-driven market opportunities. ProAssurance’s interest in one investment LP increased as other investors liquidated their holdings, and ProAssurance therefore determined it appropriate to begin applying the equity method of accounting instead of the previously applied cost method. When there is a change from the cost to the equity method, GAAP requires retroactive recording of accumulated earnings since the origination of the investment. As the amounts are not material in the current period or any of the prior periods affected, prior period financial statements have not been restated. Accordingly, Equity in earnings (loss) of unconsolidated subsidiaries for 2013 included our portion of the LP’s accumulated earnings from the date of initial investment, which totaled $10.5 million, $8.4 million of which was related to prior periods.
The Non-public equity funds hold diversified private equities and are structured to provide capital appreciation.
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2013 and December 31, 2012, including the length of time the investment had been held in a continuous unrealized loss position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

	December 31, 2013
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$47,668	$(1,519)	$44,304	$(1,182)	$3,364	$(337)
U.S. Government-sponsored enterprise obligations	6,640	(425)	5,752	(321)	888	(104)
State and municipal bonds	203,970	(7,927)	184,401	(6,640)	19,569	(1,287)
Corporate debt	349,277	(13,744)	324,510	(12,061)	24,767	(1,683)
Residential mortgage-backed securities	93,608	(2,855)	84,045	(2,393)	9,563	(462)
Agency commercial mortgage-backed securities	11,658	(136)	11,082	(116)	576	(20)
Other commercial mortgage-backed securities	11,153	(167)	10,215	(159)	938	(8)
Other asset-backed securities	25,539	(324)	21,804	(77)	3,735	(247)
	$749,513	$(27,097)	$686,113	$(22,949)	$63,400	$(4,148)
Other investments
Investments in LPs/LLCs carried at cost	$14,752	$(1,059)	$13,166	$(1,018)	$1,586	$(41)

	December 31, 2012
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$4,073	$(51)	$4,073	$(51)	$—	$—
State and municipal bonds	11,234	(94)	9,232	(65)	2,002	(29)
Corporate debt	90,154	(1,543)	81,878	(1,377)	8,276	(166)
Residential mortgage-backed securities	10,721	(210)	10,029	(205)	692	(5)
Agency commercial mortgage-backed securities	1,643	(25)	498	(2)	1,145	(23)
Other commercial mortgage-backed securities	2,100	(5)	1,103	(1)	997	(4)
Other asset-backed securities	10,746	(601)	7,707	(20)	3,039	(581)
	$130,671	$(2,529)	$114,520	$(1,721)	$16,151	$(808)
Other investments
Investments in LPs/LLCs carried at cost	$9,474	$(851)	$8,697	$(688)	$777	$(163)
As of December 31, 2013, excluding government backed securities, there were 714 debt securities (26.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 516 issuers. Both the single greatest and second greatest unrealized loss positions among those securities was approximately $0.4 million. The securities were evaluated for impairment as of December 31, 2013.
As of December 31, 2012, excluding government backed securities, there were 110 debt securities (4.4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 93 issuers. The single greatest unrealized loss position among those securities approximated $0.6 million; the second greatest unrealized loss position approximated $0.2 million. The securities were evaluated for impairment as of December 31, 2012.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2013, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the December 31, 2013 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Year Ended December 31
(In thousands)	2013	2012	2011
Fixed maturities	$122,065	$133,088	$140,897
Equities	9,454	6,947	1,808
Short-term investments and Other invested assets	2,584	660	2,812
Business owned life insurance	1,960	2,008	2,017
Investment fees and expenses	(6,798)	(6,609)	(6,578)
Net investment income	$129,265	$136,094	$140,956

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding net realized investment gains (losses):

	Year Ended December 31
(In thousands)	2013	2012	2011
Total other-than-temporary impairment losses:
State and municipal bonds	$(71)	$—	$—
Residential mortgage-backed securities	—	(557)	(782)
Corporate debt	—	(878)	(505)
Other investments	—	(131)	(3,827)
High yield asset-backed securities	—	—	(75)
Portion recognized in (reclassified from) Other Comprehensive Income:
Residential mortgage-backed securities	—	(201)	(823)
Net impairment losses recognized in earnings	(71)	(1,767)	(6,012)
Gross realized gains, available-for-sale securities	18,130	18,645	14,625
Gross realized (losses), available-for-sale securities	(7,031)	(2,076)	(1,754)
Net realized gains (losses), trading securities	20,444	1,485	2,212
Change in unrealized holding gains (losses), trading securities	35,507	12,673	(3,188)
Decrease (increase) in the fair value of liabilities carried at fair value	—	(1,245)	111
Other	925	1,148	—
Net realized investment gains (losses)	$67,904	$28,863	$5,994
No significant impairment losses were recognized during 2013. Significant impairment losses recognized during 2012 and 2011 were as follows:

•
ProAssurance recognized impairment losses related to certain residential mortgage-backed securities in 2012 and 2011 because carrying values for those securities were greater than the future cash flows expected to be received from the securities.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

•	ProAssurance recognized impairments related to corporate debt securities in 2012 and 2011 because the credit standing of the issuers had deteriorated.

•
ProAssurance recognized impairments in 2012 and 2011 related to an interest in an LLC, accounted for using the cost method, that was classified as a part of Other Investments. In 2011, the LLC announced a plan to convert to a publicly traded investment fund, and OTTI was recognized in subsequent periods in order to carry the interest at the NAV reported by the fund. The conversion occurred in 2012.

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other Comprehensive Income.

(In thousands)	2013	2012	2011
Balance January 1	$3,301	$5,870	$4,446
Additional credit losses recognized during the period, related to securities for which:
OTTI has been previously recognized	—	268	1,424
Reductions due to:
Securities sold during the period (realized)	(3,218)	(2,837)	—
Balance December 31	$83	$3,301	$5,870
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2013	2012	2011
Proceeds from sales (exclusive of maturities and paydowns)	$593.3	$500.2	$424.8
Purchases	$519.2	$646.2	$782.6
5. Reinsurance
ProAssurance has various excess of loss, quota share, and cession reinsurance agreements in place, with each agreement relating to the policies written during a specified coverage period, typically one year. Historically, the professional liability per claim retention level has varied between 90% and 100% of the first $1 million and up to 5% of claims exceeding those levels depending on the coverage year and the state in which business was written. Also, there are various fronting and quota share arrangements that apply to certain healthcare professional policies, generally those associated with a group of affiliated insureds or an insured with a large number of risk exposures. Gross and net written premium associated with such arrangements approximated $37.5 million and $20.2 million, respectively, during the year ended December 31, 2013. Medical technology and life sciences products coverages are separately reinsured, generally with 100% retention on the first $1 million of coverage and between 5% and 33% of coverage exceeding those levels, with additional loss participation if specified limits are exceeded. ProAssurance also insures professional and product liability risks that are above the limits of its basic reinsurance treaties. These risks are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit.
The effect of reinsurance on premiums written and earned was as follows (in thousands):

	2013 Premiums		2012 Premiums		2011 Premiums
	Written	Earned	Written	Earned	Written	Earned
Direct	$566,745	$568,629	$536,318	$558,200	$565,746	$570,891
Assumed	802	804	113	116	149	154
Ceded	(42,365)	(41,514)	(8,133)	(7,652)	(7,388)	(5,630)
Net premiums	$525,182	$527,919	$528,298	$550,664	$558,507	$565,415
The receivable from reinsurers on unpaid losses and loss adjustment expenses represents Management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. Most Company reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and may also reflect maximum and minimum amounts of ceded premium. Ceded premium amounts are estimated based on Management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses,

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. During the years ended December 31, 2013, 2012 and 2011 ProAssurance reduced premiums ceded by $16.4 million, $34.3 million and $30.6 million, respectively, due to changes in Management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2013, $92.1 million of the total amounts due from reinsurers of $237.9 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable) was due from four reinsurers which had an individual balance which exceeded $20 million. Each of these reinsurers had an A.M. Best credit rating of A or above.
At December 31, 2013 and 2012 ProAssurance had no allowance for credit losses related to its reinsurance receivables. During the years ended December 31, 2013, 2012 and 2011 no reinsurance balances were written off for credit reasons.
At December 31, 2013, all reinsurance recoverables were considered collectible. Reinsurance recoverables totaling approximately $25 million were collateralized by letters of credit or funds withheld. At December 31, 2013 no amounts due from individual reinsurers exceeded 5% of shareholders’ equity.
There were no significant reinsurance commutations in 2013 or 2012. During 2011, ProAssurance commuted (terminated) various outstanding reinsurance agreements for approximately $4.3 million in cash. The commutations reduced Receivable from Reinsurers on Paid Losses and Receivable from Reinsurers on Unpaid Losses, combined, by approximately $4.0 million (net of cash received) and reduced Reinsurance Premiums Payable by approximately $5.6 million.
6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

(In thousands)	2013	2012
Deferred tax assets
Unpaid loss discount	$51,879	$57,811
Unearned premium adjustment	21,861	20,497
Compensation related	18,172	14,634
Intangibles	2,074	2,214
Total deferred tax assets	93,986	95,156
Deferred tax liabilities
Deferred acquisition costs	10,150	8,112
Unrealized gains on investments, net	32,127	78,284
Fixed assets	4,166	5,630
Basis differentials–investments	31,247	3,029
Intangibles	13,238	14,311
Other	1,301	375
Total deferred tax liabilities	92,229	109,741
Net deferred tax assets (liabilities)	$1,757	$(14,585)
At December 31, 2013, ProAssurance has no available net operating loss carryforwards, capital loss carryforwards, or Alternative Minimum Tax credit carryforwards. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

The IRS has concluded an examination of the 2009 and 2010 returns and has issued a Notice of Proposed Adjustment (NOPA) for these years which would increase ProAssurance's current tax liability by approximately $130 million. During 2013 ProAssurance submitted a comprehensive written protest to the IRS Office of Appeals regarding certain issues within the NOPA, all of which related to the timing of deductions. ProAssurance and the IRS have since reached a tentative settlement on the contested issues which will result in no additional tax liability for ProAssurance. Other non-contested issues addressed by the NOPA are expected to result in a net Federal income tax refund of approximately $9.6 million. ProAssurance believes that the tentative settlement with the IRS will be finalized during 2014.
At December 31, 2013, ProAssurance had a receivable for federal income taxes of $27 million, which was carried as a part of Other Assets. ProAssurance had a payable for federal income taxes of $20 million at December 31, 2012, which was carried as a part of Other Liabilities.
Except for the 2006 tax year, the statutes of limitation are closed for all years prior to 2009. The statutes for the 2006, 2009 and 2010 tax years have been extended until September 30, 2014.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2013 and 2012 was as follows:

(In thousands)	2013	2012	2011
Balance at January 1	$4,823	$18,585	$8,344
(Decreases) for tax positions taken during the current year	—	(10,206)	—
Increases for tax positions taken during prior years	—	—	18,585
(Decreases) for tax positions taken during prior years	—	(3,556)	—
(Decreases) relating to settlements with taxing authorities	—	—	(8,344)
Balance at December 31	$4,823	$4,823	$18,585

ProAssurance's provision for uncertain tax positions at both December 31, 2013 and December 31, 2012 related entirely to the timing of deductions. Changes to the provision recognized in current taxes in 2012 were offset by the recognition of a like but opposite change to deferred taxes. Unrecognized tax benefits at December 31, 2013, if recognized, would not affect the effective tax rate but would accelerate the payment of tax. As with any uncertain tax position, there is a possibility that the ultimate deduction recognized could differ from the provision established by ProAssurance. As the Company's uncertain tax positions relate to the timing of deductions, management expects the liability to fully reverse during the next twelve months.
ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. No interest was recognized in the income statement during the year ended December 31, 2013. Interest recognized during the years ended December 31, 2012 and 2011approximated $0.5 million and $0.8 million, respectively. The accrued liability for interest approximated $1.3 million and $1.4 million at December 31, 2013 and 2012, respectively.
A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements follows:

(In thousands)	2013	2012	2011
Computed “expected” tax expense	$139,005	$138,588	$145,109
Tax-exempt income	(14,509)	(14,374)	(13,793)
Tax credits	(17,888)	(10,005)	(5,654)
Non-taxable gain on acquisition	(11,310)	—	—
Other	4,338	6,287	1,840
Total	$99,636	$120,496	$127,502
7. Deferred Policy Acquisition Costs
Policy acquisition costs, most significantly commissions, premium taxes, and underwriting salaries and benefits, that are primarily and directly related to the successful production of new and renewal insurance contracts are capitalized as policy acquisition costs and amortized to expense as the related premium revenues are earned.
Amortization of deferred policy acquisition costs was $59.1 million, $57.0 million and $59.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2013	2012	2011
Balance, beginning of year	$2,054,994	$2,247,772	$2,414,100
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	191,645	247,658	277,436
Net balance, beginning of year	1,863,349	2,000,114	2,136,664
Net reserves acquired from acquisitions	126,007	22,464	—
Net losses:
Current year	447,510	451,951	488,152
Favorable development of reserves established in prior years, net	(222,749)	(272,038)	(325,865)
Total	224,761	179,913	162,287
Paid related to:
Current year	(43,616)	(38,439)	(34,240)
Prior years	(345,197)	(300,703)	(264,597)
Total paid	(388,813)	(339,142)	(298,837)
Net balance, end of year	1,825,304	1,863,349	2,000,114
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	247,518	191,645	247,658
Balance, end of year	$2,072,822	$2,054,994	$2,247,772
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable development recognized in 2013 primarily reflects a lower than anticipated claims severity trend for accident years 2005 through 2011. The favorable development recognized in 2012 and 2011 was primarily due to lower than anticipated claims severity trends for accident years 2004 through 2009 and accident years 2004 through 2008, respectively. Actuarial evaluations of both internal and industry actual claims data in 2013, 2012 and 2011 all indicated that claims severity (i.e. the average size of a claim) is increasing more slowly than was anticipated when the reserves for 2004 through 2009 were initially established.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $164.2 million, expected to be paid as follows: $49.6 million in 2014, $68.9 million in 2015 and 2016 combined, $26.8 million in 2017 and 2018 combined, and $18.9 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729 ProAssurance is required to provide capital, referred to as Funds at Lloyd's (FAL), to support Syndicate 1729. In order to meet these FAL requirements, ProAssurance, through a wholly owned subsidiary, provided a standby letter of credit (LOC) of £41.9 million ($69.3 million at December 31, 2013) and cash deposits of $8.7 million. At December 31, 2013 the LOC was fully secured by cash deposits, see Note 1. The LOC, unless earlier released by Lloyd's, expires four years from the date it is terminated or canceled. Any amounts advanced under the LOC will bear interest at prime plus 400 basis points or the highest legal rate for the borrowing. ProAssurance must pay a fee related to the LOC during the period it is outstanding, currently 50 basis points, which is to be re-determined annually based on ProAssurance’s then current credit standing and whether the LOC has been secured, with the maximum fee set at 188 basis points. No amounts have been drawn against the LOC at December 31, 2013.
ProAssurance has also issued an unconditional revolving credit agreement (the Credit Agreement) of up to £10 million ($17 million at December 31, 2013) to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under the Credit Agreement bear interest at 8.5% annually, and are repayable upon demand after December 31, 2016. As of December 31, 2013, £1.0 million ($1.7 million) had been advanced under the agreement.
ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013.

Operating Leases
(In thousands)
2014	$3,039
2015	2,750
2016	2,553
2017	2,394
Thereafter	9,175
Total minimum lease payments	$19,911
ProAssurance incurred rent expense of $3.2 million, $2.7 million and $3.4 million in the years ended December 31, 2013, 2012 and 2011, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

10. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2013	December 31, 2012
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$—
Revolving credit agreement, expires in 2016	—	125,000
	$250,000	$125,000
Senior Notes due 2023 (the Senior Notes)
The Senior Notes are the unsecured obligations of ProAssurance Corporation, due in full in November 2023, unless sooner redeemed, with interest payable semiannually. Redemptions may be made prior to maturity, in whole or part, at the greater of par or the sum of the present values of the outstanding principal and remaining interest payments calculated at 40 basis points above the then-current rate for U.S. Treasury Notes with a term comparable to the remaining term of the Senior Notes. There are no financial covenants associated with the Senior Notes.
Revolving Credit Agreement
ProAssurance has entered into a revolving credit agreement (the “Agreement”) with five participating lenders with an expiration date of April 15, 2016. The Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Agreement; aggregate outstanding borrowings are not permitted to exceed $150 million at any time. All borrowings are required to be repaid prior to the expiration date of the Agreement. ProAssurance is required to pay a commitment fee, ranging from 15 to 30 basis points based on ProAssurance’s credit ratings, on the average unused portion of the credit line during the term of the Agreement. Borrowings under the agreement may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0 to 188 basis points, based on ProAssurance’s credit rating and whether the borrowing is secured or unsecured. The base rate selected may be the current one-, three- or six-month LIBOR rate, with the LIBOR term selected fixing the interest period for which the rate is effective. If LIBOR is not selected, the base rate defaults to the highest of (1) the Prime rate (2) the Federal Funds rate plus 50 basis points or (3) the one month LIBOR rate plus 100 basis points, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
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
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
Loss on Extinguishment
ProAssurance recognized a $2.2 million loss on extinguishment of debt during the third quarter of 2012 upon repayment of a note payable carried at fair value.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

11. Shareholders’ Equity
At December 31, 2013 and 2012, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
The Board has declared cash dividends quarterly since the third quarter of 2011. Initially, dividends were $0.125 per share but were increased to $0.25 per share in the fourth quarter of 2012 and increased to $0.30 per share in the fourth quarter of 2013. With the exception of the fourth quarter 2012 dividend which was accelerated and paid in December 2012, each quarterly dividend was paid in the month following the end of the quarter. The liability for unpaid dividends at December 31, 2013 of $18.4 million was included in other liabilities. The Board also declared and paid a special dividend of $2.50 per share during December 2012.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 16. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on Shareholders' Equity at December 31, 2013, total equity of $572 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
As of December 31, 2013 Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $202.6 million remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
ProAssurance repurchased 0.7 million common shares during both the years ended December 31, 2013 and 2011. ProAssurance did not repurchase any common shares during the year ended December 31, 2012. During the years ended December 31, 2013, 2012 and 2011 ProAssurance reissued approximately 25,000, 23,000 and 18,000 treasury shares, respectively, to participant accounts of the ProAssurance Corporation 2011 Employee Stock Ownership Plan. In December, 2012 treasury shares were reissued to provide 7.7 million of the shares needed for the two-for-one stock split effected December 27, 2012 in the form of a stock dividend.
ProAssurance issued approximately 41,000, 37,000 and 40,000 common shares to employees in February 2013, 2012 and 2011, respectively, as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
As of December 31, 2013, approximately 3.0 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under the incentive compensation plans described in Note 12 and an additional 0.8 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards and for the exercise of outstanding stock options.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Other Comprehensive Income (Loss) (OCI)
For all periods presented, OCI was comprised of unrealized gains and losses arising during the period, less reclassification adjustments, related to available-for-sale securities, net of tax. At December 31, 2013 and 2012, accumulated other comprehensive income was comprised entirely of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses previously recognized in OCI of $0.5 million and $0.9 million, respectively, net of tax. All tax effects were computed using a 35% rate.
Amounts reclassified from accumulated other comprehensive income to net income during the years ended December 31, 2013, 2012 and 2011 all related to available-for-sale securities and included the following:

(In thousands)	2013	2012	2011
Reclassifications from accumulated other comprehensive income to net income, available for sale securities:
Realized investment gains (losses)	$11,375	$17,350	$13,101
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(347)	(2,417)	(2,415)
Total amounts reclassified, before tax effect	11,028	14,933	10,686
Tax effect (at 35%)	(3,860)	(5,227)	(3,740)
Net reclassification adjustments	$7,168	$9,706	$6,946
12. Share-Based Payments
Share-based compensation costs are primarily classified as underwriting, policy acquisition and operating expenses.
Since May 2013, ProAssurance has provided share-based compensation to employees under the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan. Previously, compensation was provided under the ProAssurance Corporation 2008 Equity Incentive Plan (2009 to May 2013), the ProAssurance Corporation 2004 Equity Incentive Plan (2005 to 2008) and the ProAssurance Corporation Incentive Compensation Stock Plan (prior to 2005). The Compensation Committee of the Board is responsible for the administration of all four plans.
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

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2013
	2013	2012	2011	Amount	Remaining Recognition Period
	(In millions)			(In millions)	(Weighted average years)
Stock Options	$—	$—	$0.1	$—	N/A
Restricted Share Units	1.6	1.6	1.3	2.1	1.7
Performance Share Units	7.1	6.7	5.6	8.1	1.7
Purchase Match Units	0.5	0.3	0.1	1.5	2.2
Total share-based compensation expense	$9.2	$8.6	$7.1	$11.7
Tax benefit recognized	$3.2	$3.0	$2.5
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
On December 27, 2012 ProAssurance paid a special dividend of $2.50 per common share and effected a two-for-one split. Thereafter, the Compensation Committee adjusted outstanding awards and options so as to put award holders in the same economic position after the split and dividend as before. No compensation resulted from the adjustments because there was no

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

change to the intrinsic value of the awards. The following tables reflect award activity as if the adjustments had occurred at the beginning of the earliest period presented.
Stock Options
ProAssurance’s stock options generally vested in five equal installments, the first installment occurring six months after the grant date and the other installments occurring annually thereafter. All options were granted with an exercise price equal to the market price of a ProAssurance common share on the date of grant, and an original term of ten years. ProAssurance option agreements permit cashless exercise whereby the exercise price and any required tax withholdings are allowed to be satisfied by the retention of shares that would otherwise be deliverable to the option holder. ProAssurance issues new shares for options exercised.
Activity for stock options during 2013, 2012 and 2011 is summarized below.

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	20,302	$23.15	1,014,661	$22.76	1,430,105	$21.85
Granted	—	—	—	—	—	—
Exercised	(2,220)	24.28	(994,148)	22.75	(412,695)	19.61
Forfeited or expired	—	—	(211)	25.67	(2,749)	25.36
Outstanding at end of year	18,082	23.00	20,302	23.15	1,014,661	22.76
Exercisable at end of year	18,082	23.00	20,302	23.15	959,889	22.59
Outstanding at end of year, vested or expected to vest	18,082	23.00	20,302	23.15	1,014,064	22.75
All options were vested as of December 31, 2012. The aggregate grant date fair value of options vested during the years ended December 31, 2012 and 2011 was $0.9 million and $0.9 million, respectively. The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was $0.1 million, $19.8 million and $5.8 million, respectively. ProAssurance outstanding options had an aggregate intrinsic value of $0.5 million and a weighted average remaining contractual term of 2.93 years at December 31, 2013. There were no cash proceeds from options exercised during the years ended December 31, 2013, 2012 or 2011.
Restricted Share Units
Activity for restricted share units during 2013, 2012 and 2011 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	157,212	$31.94	167,236	$25.52	120,478	$23.88
Granted	39,400	46.97	51,864	42.22	52,256	29.27
Forfeited	(603)	35.91	(2,823)	35.23	(5,075)	25.38
Vested and released	(57,239)	25.25	(59,065)	22.61	(423)	22.56
Ending non-vested balance	138,770	38.92	157,212	31.94	167,236	25.52
The aggregate grant date fair value of restricted share units vested and released in 2013 and 2012 totaled $1.4 million and $1.3 million respectively. The aggregate intrinsic value of restricted share units vested and released in 2013 and 2012 (including units paid in cash to cover tax withholdings) totaled $2.7 million and $2.6 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 75% to 125% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2013, 2012 and 2011 is summarized below. The table reflects the base number of units; actual awards that vest depends upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2013		2012		2011
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	552,417	$33.21	522,599	$26.36	493,661	$24.56
Granted	145,580	46.97	212,205	42.22	196,186	30.30
Forfeited	(17,043)	38.90	(20,492)	31.44	(15,804)	26.28
Vested and released	(194,274)	26.39	(161,895)	23.13	(151,444)	25.61
Ending non-vested balance	486,680	39.86	552,417	33.21	522,599	26.36
Common shares issued due to vesting of awards	135,044		114,884		112,822
The aggregate grant date fair value of performance share units (base level) vested and released in 2013, 2012 and 2011 totaled $5.1 million, $3.7 million and $3.9 million, respectively. The aggregate intrinsic value of performance share units vested and released in 2013, 2012 and 2011 (including units paid in cash to cover tax withholdings) totaled $9.1 million, $7.2 million and $5.3 million, respectively. The vested units were issued at the maximum level (125%) based on performance levels achieved.
Purchase Match Units
The ProAssurance Corporation 2011 Employee Stock Ownership Plan (the 2011 Plan) began operating effective January 1, 2011. The 2011 Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, limited to $5,000 annually per participant.
Purchase match unit activity during 2013, 2012 and 2011 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	40,985	$39.85	18,900	$36.20	—	$—
Granted	25,151	43.57	23,799	42.59	19,016	36.20
Forfeited	(2,456)	40.71	(1,610)	37.72	(116)	36.20
Vested and released	(555)	36.33	(104)	36.20	—	—
Ending non-vested balance	63,125	41.34	40,985	39.85	18,900	36.20
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other Investments totaled $27.3 million at December 31, 2013 and $25.1 million at December 31, 2012. ProAssurance VIE interests, carried as a part of Investment in Unconsolidated Subsidiaries, totaled $49.5 million at December 31, 2013 and $33.7 million at December 31, 2012.
ProAssurance has not consolidated these VIE's because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

entity. At December 31, 2013, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
14. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted, and purchase share units have vested. All outstanding stock options, performance, restricted, and purchase share units had a dilutive effect for the years ended December 31, 2013, 2012 and 2011.
15. Benefit Plans
ProAssurance maintains a defined contribution savings and retirement plan (the ProAssurance Savings Plan) that is intended to provide retirement income to eligible employees. The plan provides for employer contributions to the plan of between 5% and 10% of salary for qualified employees. During 2013 and 2011, ProAssurance also maintained similar plans of acquired entities prior to the plans being merged into the ProAssurance Savings Plan. ProAssurance incurred expense related to the savings and retirement plans of $9.8 million, $5.1 million and $4.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.
ProAssurance also maintains a non-qualified deferred compensation plan (the ProAssurance Plan) that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan of $0.2 million during each of the years ended December 31, 2013, 2012 and 2011. ProAssurance deferred compensation liabilities totaled $13.1 million at December 31, 2013 and $11.1 million at December 31, 2012. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.
16. Statutory Accounting and Dividend Restrictions
ProAssurance’s insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon statutory accounting practices prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted statutory accounting practices that differed from the National Association of Insurance Commissioners' statutory accounting practices at December 31, 2013, 2012 or 2011. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2013 actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries substantially exceeded the regulatory requirements. Net earnings and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table. The table does not include Eastern, as the acquisition occurred on January 1, 2014 (see Note 18).

(In millions)
Statutory Net Earnings			Statutory Capital and Surplus
2013	2012	2011	2013	2012
$256	$312	$291	$1,642	$1,499
At December 31, 2013 $1.8 billion of ProAssurance's consolidated net assets were held at its insurance subsidiaries, of which approximately $243 million are permitted to be paid as dividends over the course of 2014 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

17. Quarterly Results of Operations (unaudited)
The following is a summary of unaudited quarterly results of operations for 2013 and 2012:

	2013
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$134,578	$130,352	$133,598	$129,392
Net losses and loss adjustment expenses:
Current year	110,726	109,109	110,987	116,689
Prior year	(53,100)	(38,500)	(49,350)	(81,799)
Net income	112,850	50,451	63,357	70,864
Basic earnings per share*	1.83	0.82	1.02	1.15
Diluted earnings per share*	1.82	0.81	1.02	1.14
	2012
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$136,659	$131,266	$127,125	$155,615
Net losses and loss adjustment expenses:
Current year	117,656	108,134	106,621	119,539
Prior year	(47,457)	(60,050)	(50,000)	(114,531)
Net income	55,645	58,453	60,106	101,266
Basic earnings per share*	0.91	0.95	0.98	1.65
Diluted earnings per share*	0.90	0.95	0.97	1.64

*
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the respective year-to-date periods.

18. Subsequent Events
As discussed in Note 2, on January 1, 2014 ProAssurance completed the acquisition of Eastern. Funds required for the purchase were transferred to a third party agent on December 27, 2013 and distributed to eligible Eastern shareholders subsequent to the completion of the transaction.

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
December 31, 2013

Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
(In thousands)
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$197,057	$203,482	$203,482
States, municipalities and political subdivisions	1,116,060	1,154,666	1,154,666
Foreign Governments	5,141	5,348	5,348
Public utilities	95,943	98,501	98,501
All other corporate bonds	1,220,604	1,250,311	1,250,311
Certificates of deposit	150	6,993	6,993
Mortgage-backed securities	391,301	398,748	398,748
Total Fixed Maturities	3,026,256	3,118,049	3,118,049
Equity Securities, available-for-sale
Common Stocks:
Banks, trusts and insurance companies	—	—	—
Total Equity Securities, available-for-sale	—	—	—
Equity Securities, trading
Common Stocks:
Public utilities	5,880	7,107	7,107
Banks, trusts and insurance companies	68,596	81,536	81,536
Industrial, miscellaneous and all other	128,832	164,898	164,898
Total Equity Securities, trading	203,308	253,541	253,541
Other long-term investments	320,850	317,816	320,850
Short-term investments	248,605	248,605	248,605
Total Investments	$3,799,019	$3,938,011	$3,941,045

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Balance Sheets

	December 31
(In thousands)	2013	2012
Assets
Investment in subsidiaries, at equity	$2,005,420	$2,092,445
Fixed maturities available for sale, at fair value	86,603	249,318
Equity securities, trading, at fair value	12,043	10,487
Short-term investments	191,991	4,366
Cash and cash equivalents	37,459	29,397
Restricted cash	78,000	—
Due from subsidiaries	3,315	23,708
Other assets	255,313	7,747
Total Assets	$2,670,144	$2,417,468
Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$25,730	$21,888
Long-term debt	250,000	125,000
Total Liabilities	275,730	146,888
Shareholders’ Equity:
Common stock	621	619
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	2,393,793	2,269,961
Total Shareholders’ Equity	2,394,414	2,270,580
Total Liabilities and Shareholders’ Equity	$2,670,144	$2,417,468

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Statements of Income

	Year Ended December 31
(In thousands)	2013	2012	2011
Net investment income	$5,789	$5,281	$1,582
Equity in earnings (loss) of unconsolidated subsidiaries	—	(728)	(2,479)
Net realized investment gains (losses)	5,334	3,230	(141)
Other income (loss)	170	54	101
	11,293	7,837	(937)
Expenses:
Interest expense	2,747	1,534	1,833
Other expenses	13,213	8,870	7,855
	15,960	10,404	9,688
Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(4,667)	(2,567)	(10,625)
Income tax expense (benefit)	(1,007)	773	(3,209)
Income (loss) before equity in net income of consolidated subsidiaries	(3,660)	(3,340)	(7,416)
Equity in net income of consolidated subsidiaries	301,183	278,810	294,512
Net income	$297,523	$275,470	$287,096

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
(In thousands)	2013	2012	2011
Net cash provided (used) by operating activities	$(26,319)	$3,601	$(3,982)
Investing activities
Purchases of equity securities trading	(1,265)	(364)	(990)
Proceeds from sale or maturities of:
Fixed maturities, available for sale	224,993	150,192	19,398
Equity securities trading	1,113	616	6,887
Net decrease (increase) in short-term investments	(187,625)	58,657	(28,708)
Dividends from subsidiaries	239,484	59,369	90,020
Contribution of capital to subsidiaries	—	(184,330)	(12,500)
Deposit made for future acquisition	(205,244)	—	—
(Increase) decrease in restricted cash	(78,000)	—	—
Funding for Syndicate 1729	(8,699)	—	—
Other	(20)	(1)	(3,070)
Net cash provided (used) by investing activities	(15,263)	84,139	71,037
Financing activities
Proceeds from long-term debt	250,000	125,000	—
Principal repayment of debt	(125,000)	(32,992)	—
Repurchase of common stock	(29,089)	—	(21,005)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	6,258	7,066	6,071
Excess of tax benefit from share-based payment arrangements	2,128	7,022	1,711
Dividends to shareholders	(46,375)	(200,118)	(7,617)
Other	(8,278)	(12,259)	(2,561)
Net cash provided (used) by financing activities	49,644	(106,281)	(23,401)
Increase (decrease) in cash and cash equivalents	8,062	(18,541)	43,654
Cash and cash equivalents, beginning of period	29,397	47,938	4,284
Cash and cash equivalents, end of period	$37,459	$29,397	$47,938
Significant non-cash transactions:
Securities transferred at fair value as dividends from subsidiaries	$69,011	$241,081	$197,224

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Parent) consolidated financial statements. At December 31, 2013 and 2012, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
2. Business Combinations
On January 1, 2013, ProAssurance, through a wholly owned subsidiary, completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), through a sponsored demutualization. A gain recognized on the acquisition is included in the December 31, 2013 Consolidated Statements of Income and Comprehensive Income.
On January 1, 2014, ProAssurance completed the acquisition of Eastern Insurance Holdings, Inc. (Eastern) (NASDAQ: EIHI) by purchasing 100% of its outstanding common shares. ProAssurance acquired Eastern for cash of $205 million. ProAssurance transferred all of the cash required to complete the transaction to a third-party agent for the benefit of Eastern eligible shareholders on December 27, 2013; the deposit was classified as a part of Other Assets at December 31, 2013.
Additional information regarding business combinations is provided in Note 2 of the Notes to Consolidated Financial Statements.
3. Other Assets
At December 31, 2013 Other assets was principally comprised of a $205 million deposit made related to the Eastern transaction, discussed in Note 2 above.
4. Long-term Debt
Outstanding long-term debt, as of December 31, 2013 and 2012, consists of the following:

(In thousands)	2013	2012
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$—
Revolving credit agreement, expires in 2016	—	125,000
	$250,000	$125,000
See Note 10 of the Notes to Consolidated Financial Statements included herein for a detailed description of the terms of the Senior Notes due 2023 and the Revolving Credit Agreement.
5. Related Party Transactions
PRA Parent received dividends from its subsidiaries of $308.5 million, $300.5 million and $287.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. PRA Parent did not contribute capital to its subsidiaries during the year ended December 31, 2013 and contributed capital of $184.3 million and $12.5 million during the years ended December 31, 2012 and 2011, respectively. Capital contributed in 2012 was primarily for the purpose of funding the Medmarc acquisition.
6. Income Taxes
Under terms of PRA Parent’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.
7. Transactions with Syndicate 1729
As a member of Lloyd's and a capital provider to Syndicate 1729 ProAssurance is required to provide capital, referred to as Funds at Lloyd's (FAL), to support Syndicate 1729. In order to meet these FAL requirements, ProAssurance, through a wholly owned subsidiary, provided a standby letter of credit of £41.9 million ($69.3 million at December 31, 2013) and cash deposits of $8.7 million. At December 31, 2013 the LOC was fully secured by cash deposits of PRA Parent, shown separately on the registrant-only Condensed Balance Sheet as Restricted cash. ProAssurance also has a revolving credit agreement (the Credit Agreement) with Syndicate 1729 to provide operating funds of up to £10 million (approximately $17 million at December 31, 2013). At December 31, 2013, £1.0 million ($1.7 million) had been drawn under the Credit Agreement. Both the required funded capital and the funds drawn under the Credit Agreement were classified as a part of Other assets at December 31, 2013. See Note 9 of the Notes to Consolidated Financial Statements for more information regarding transactions with Syndicate 1729.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information

(In thousands)	2013	2012	2011
Deferred policy acquisition costs	$28,999	$23,179	$26,626
Reserve for losses and loss adjustment expenses	2,072,822	2,054,994	2,247,772
Unearned premiums	256,255	233,861	251,155
Net premiums earned	527,919	550,664	565,415
Net investment income	129,265	136,094	140,956
Losses and loss adjustment expenses incurred related to current year, net of reinsurance	447,510	451,951	488,152
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance	(222,749)	(272,038)	(325,865)
Paid losses and loss adjustment expenses, net of reinsurance	388,813	339,142	298,837
Underwriting, policy acquisition and operating expenses:
Amortization of deferred policy acquisition costs	59,063	57,007	59,591
Other underwriting, policy acquisition and operating expenses	88,754	78,624	76,830
Net premiums written	525,182	528,298	558,507
Note: all amounts above are derived entirely from consolidated property and casualty entities.

ProAssurance Corporation and Subsidiaries
Schedule IV – Reinsurance

(In thousands)	2013	2012	2011
Property and Liability (1)
Premiums earned	$568,629	$558,200	$570,891
Premiums ceded	(41,514)	(7,652)	(5,630)
Premiums assumed	804	116	154
Net premiums earned	$527,919	$550,664	$565,415
Percentage of amount assumed to net	0.15%	0.02%	0.03%

(1)	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

2
Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule

2.1	Plan of Conversion of PICA as filed with the Illinois Director of Insurance on November 13, 2008 (1)

2.2	Stock Purchase Agreement executed by ProAssurance Corporation and PICA dated October 28, 2008 (1)

2.3	Agreement and Plan of Merger by and among ProAssurance Corporation, CA Bridge Corporation and American Physicians Service Group, Inc. dated August 31, 2010 (2)

2.4	Stock Purchase Agreement dated as of June 26, 2012, by and among ProAssurance Corporation, PRA Professional Liability Group, Inc. and Medmarc Mutual Insurance Company

2.5	Agreement and Plan of Merger by and among ProAssurance Corporation, PA Merger Company and Eastern Insurance Holdings, Inc., dated September 23, 2013 (3)

3.1(a)	Certificate of Incorporation of ProAssurance (4)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance (5)

3.2	Third Restatement of the Bylaws of ProAssurance (6)

4.1	Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company (26)

4.2	First Supplemental Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company relating to the $250,000 5.30% Senior Notes due 2023 (26)

ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness that has not been registered. See also the documents related to long term indebtedness filed as material contracts under Exhibits 10.16(a), (b), (c) and (d), and 10.20(a), (b) and (c) to this Form 10-K

10.1(a)	Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (7)*

10.1(b)	Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc. (8)*

10.1(c)	Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (4)*

10.2(a)	ProAssurance Corporation 2004 Equity Incentive Plan (9)*

10.2(b)	First amendment to 2004 Equity Incentive Plan (10)*

10.3(a)	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (11):*

Edward L. Rand, Jr. Howard H. Friedman Jeffrey P. Lisenby Frank B. O’Neil

10.4(a)	Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007 (12)*

10.4(b)	Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008 (11)*

10.5	Consulting Agreement between ProAssurance and William J. Listwan (13)*

10.6	Deferred Compensation Plan and Agreement dated December 31, 2010 between ProAssurance and Victor T. Adamo (12)*

10.7	Form of Release and Severance Compensation Agreement dated as of September 1, 2011 between ProAssurance and Ross E. Taubman (18)*

10.8	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance (18)*

Lucian F. Bloodworth
Samuel A. Di Piazza, Jr.
Robert E. Flowers
Howard H. Friedman
M. James Gorrie
Jeffrey P. Lisenby
William J. Listwan
John J. McMahon
Drayton Nabers
Frank B. O’Neil
Ann F. Putallaz
Edward L. Rand, Jr.
Frank A. Spinosa
W. Stancil Starnes
Ross E. Taubman
Anthony R. Tersigni
Adam P. Wilczek
Thomas A. S. Wilson, Jr.

10.9	ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII) (21)*

10.10	Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008 (10)*

10.11(a)	Director Deferred Compensation Plan as amended and restated December 7, 2011 (20)*

10.11(b)	Amendment No. 1 to the Amended and Restated Director Deferred Compensation Plan dated May 22, 2013 (22)*

10.12	ProAssurance Corporation 2008 Equity Incentive Plan (15)*

10.13	First Amendment to the 2008 Equity Incentive Plan (20)*

10.14	ProAssurance Corporation 2008 Annual Incentive Compensation Plan (16)*

10.15	ProAssurance Corporation 2011 Employee Stock Ownership Plan (11)*

10.16(a)
Revolving Credit Agreement, dated April 15, 2011, between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A. (17)

10.16(b)
Amendment No. 1 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A. (19)

10.16(c)
Amendment No. 2 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A. (25)

10.16(d)	Pledge and Security Agreement between ProAssurance and U.S. Bank National Association (17)

10.17	ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan (23)*

10.18	ProAssurance Corporation 2014 Annual Incentive Plan (24)*

10.19	Retention and Severance Compensation Agreement effective January 1, 2013, between ProAssurance and Mary Todd Peterson*

10.20(a)	Standby Letter of Credit Agreement, dated November 8, 2013, between ProAssurance and Wells Fargo Bank, National Association (25)

10.20(b)	Parent Guaranty, dated November 8, 2013, by ProAssurance in favor of Wells Fargo Bank, National Association (25)

10.20(c)	Pledge and Security Agreement dated November 8, 2013, between ProAssurance and Wells Fargo Bank, National Association (25)

10.21	Facility Agreement between ProAssurance and the Premiums Trust Fund of Syndicate 1729

10.22	Underwriting Agreement between ProAssurance and Goldman, Sachs & Co. and Wells Fargo Securities, LLC (26)

10.23	Retention and Severance Compensation Agreement effective January 1, 2014, between ProAssurance and Michael L. Boguski*

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this report.

Footnotes

(1)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring November 13, 2008 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(2)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(3)	Filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring September 24, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(4)
Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission (SEC)

(5)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(6)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring December 1, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(7)	Filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32

(8)	Filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32

(9)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32

(10)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(11)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(12)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to Rule 12b-32

(13)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 12, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(14)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring on September 13, 2006 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(14)	Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32

(15)	Filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated by reference pursuant to SEC Rule 12b-32

(16)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32

(17)	Filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(18)	Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File
No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(19)	Filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(20)	Filed as an Exhibit to ProAssurance's Annual Report on Form 10K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(21)	Filed as an exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(22)	Filed as an exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(23)	Filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring May 14, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(24)	Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-165333) filed on April 22, 2013 and incorporated herein by reference pursuant to SEC Rule 12b-32

(25)	Filed as an Exhibit to ProAssurance's Current Report on Form 8-K for even occurring November 8, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32

(26)	Filed as an Exhibit to ProAssurance's Current Report on Form 8-K for even occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32