Form 10-Q
period 2014-03-31
PROASSURANCE CORP
filed 2014-05-08
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2014, there were 59,372,936 shares of the registrant’s common stock outstanding.

Forward-Looking Statements
Any statements in this Form 10-Q that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, "anticipate," "believe," "estimate," "expect," "hope," "hopeful," "intend," "likely," "may," "optimistic," "possible," "potential," "preliminary," "project," "should," "will" and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10-Q that are identified as giving our outlook on future business.
Forward-looking statements relating to our business include among other things: statements concerning future liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and loss reserves, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
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

•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
•	the effects of changes in the healthcare delivery system, including but not limited to the Patient Protection and Affordable Care Act (the Healthcare Reform Act);
•	consolidation of healthcare providers resulting in entities that are more likely to self insure a substantial portion of their healthcare professional liability risk;
•	uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;
•	changes in the availability, cost, quality or collectability of insurance/reinsurance;
•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
•	allegation of bad faith which may arise from our handling of any particular claim, including failure to settle;
•	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
•	changes in our organization, compensation and benefit plans;
•	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;
•	our ability to retain and recruit senior management;
•	the availability, integrity and security of our technology infrastructure;
•	the impact of a catastrophic event, as it relates to both our operations and our insured risks;

•	the impact of acts of terrorism and acts of war;
•	the effects of terrorism related insurance legislation and law;
•	assessments from guaranty funds;
•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;
•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
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

Additional risks that could adversely affect the integration of Eastern Insurance Holdings, Inc. (Eastern) into ProAssurance, include, but are not limited to, the following:
•	the operations of ProAssurance and Eastern may not be integrated successfully, or such integration may take longer to accomplish than expected; and
•	operating costs, customer loss and business disruption following the transaction, including adverse effects on relationships with employees, may be greater than expected.
Additional risks that could arise from our membership in the Lloyd's of London market (Lloyd's) and our participation in Lloyd's Syndicate 1729 (Syndicate 1729) include, but are not limited to, the following:

•	members of Lloyd's are subject to levies by the Council of Lloyd's based on a percentage of the member's underwriting capacity, currently a maximum of 3%, but can be increased Lloyd's;
•
Syndicate operating results can be affected by decisions made by the Council of Lloyd's over which the management of Syndicate 1729 has little ability to control, such as a decision to not approve the business plan of the Syndicate, or a decision to increase the capital required to continued operations, and by our obligation to pay levies to Lloyd's;

•
Lloyd's insurance and reinsurance relationships and distribution channels could be disrupted or Lloyd's trading licenses could be revoked making it more difficult for Syndicate 1729 to distribute and market its products; and

•	rating agencies could downgrade their ratings of Lloyd's as a whole.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factor" in our Form 10-K and other documents we file with the Securities and Exchange Commission, such as our current reports on Form 8-K, and our regular reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,147,859 and $3,026,256, respectively	$3,256,180	$3,118,049
Equity securities, trading, at fair value; cost, $241,221 and $203,308, respectively	278,514	253,541
Short-term investments	161,507	248,605
Business owned life insurance	54,820	54,374
Investment in unconsolidated subsidiaries	235,220	214,236
Other investments	88,722	52,240
Total Investments	4,074,963	3,941,045
Cash and cash equivalents	296,243	129,383
Restricted Cash	—	78,000
Premiums receivable	204,090	115,403
Receivable from reinsurers on paid losses and loss adjustment expenses	8,942	3,231
Receivable from reinsurers on unpaid losses and loss adjustment expenses	265,995	247,518
Prepaid reinsurance premiums	27,098	21,449
Deferred policy acquisition costs	41,171	28,207
Deferred tax asset	—	1,757
Real estate, net	40,651	41,010
Intangible assets	108,402	52,002
Goodwill	210,725	161,115
Other assets	127,224	329,979
Total Assets	$5,405,504	$5,150,099
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,204,347	$2,072,822
Unearned premiums	366,170	255,463
Reinsurance premiums payable	42,113	34,321
Total Policy Liabilities	2,612,630	2,362,606
Deferred tax liability	24,231	—
Other liabilities	166,661	143,079
Long-term debt, at amortized cost	250,000	250,000
Total Liabilities	3,053,522	2,755,685
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,269,362 and 62,096,787 shares issued, respectively	623	621
Additional paid-in capital	351,548	349,894
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $37,676 and $32,127, respectively	70,406	59,661
Retained earnings	2,044,428	2,015,603
	2,467,005	2,425,779
Treasury shares, at cost, 2,738,289 shares and 900,281 shares, respectively	(115,023)	(31,365)
Total Shareholders’ Equity	2,351,982	2,394,414
Total Liabilities and Shareholders’ Equity	$5,405,504	$5,150,099
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2013	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
Common shares reacquired	—	—	—	—	(83,658)	(83,658)
Common shares issued for compensation	—	1,416	—	—	—	1,416
Share-based compensation	—	3,240	—	—	—	3,240
Net effect of restricted and performance shares issued and stock options exercised	2	(3,002)	—	—	—	(3,000)
Dividends to shareholders	—	—	—	(17,906)	—	(17,906)
Other comprehensive income (loss)	—	—	10,745	—	—	10,745
Net income	—	—	—	46,731	—	46,731
Balance at March 31, 2014	$623	$351,548	$70,406	$2,044,428	$(115,023)	$2,351,982

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2012	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
Common shares issued for compensation	—	1,939	—	—	—	1,939
Share-based compensation	—	2,282	—	—	—	2,282
Net effect of restricted and performance shares issued and stock options exercised	2	(3,411)	—	—	—	(3,409)
Dividends to shareholders	—	—	—	(15,445)	—	(15,445)
Other comprehensive income (loss)	—	—	(7,754)	—	—	(7,754)
Net income	—	—	—	112,850	—	112,850
Balance at March 31, 2013	$621	$342,590	$137,626	$1,880,262	$(56)	$2,361,043
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2014	2013
Revenues
Net premiums earned	$171,730	$134,578
Net investment income	29,732	32,126
Equity in earnings (loss) of unconsolidated subsidiaries	1,751	(223)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(50)	—
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	—
Net impairment losses recognized in earnings	(50)	—
Other net realized investment gains (losses)	2,794	26,680
Total net realized investment gains (losses)	2,744	26,680
Other income	2,094	1,813
Total revenues	208,051	194,974
Expenses
Losses and loss adjustment expenses	96,052	60,887
Reinsurance recoveries	(6,544)	(3,261)
Net losses and loss adjustment expenses	89,508	57,626
Underwriting, policy acquisition and operating expenses	52,515	37,285
Segregated portfolio cells dividend expense	1,049	—
Interest expense	3,570	371
Total expenses	146,642	95,282
Gain on acquisition	—	35,492
Income before income taxes	61,409	135,184
Provision for income taxes
Current expense (benefit)	7,905	7,775
Deferred expense (benefit)	6,773	14,559
Total income tax expense (benefit)	14,678	22,334
Net income	$46,731	$112,850
Other comprehensive income (loss), after tax, net of reclassification adjustments	10,745	(7,754)
Comprehensive income	$57,476	$105,096
Earnings per share:
Basic	$0.76	$1.83
Diluted	$0.76	$1.82
Weighted average number of common shares outstanding:
Basic	61,251	61,708
Diluted	61,497	61,963
Cash dividends declared per common share	$0.30	$0.25
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2014	2013
Operating Activities
Net income	$46,731	$112,850
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	11,587	12,318
Gain on acquisition	—	(35,492)
Net realized investment gains	(2,744)	(26,680)
Share-based compensation	3,240	2,282
Deferred income taxes	6,773	14,559
Policy acquisition costs, net amortization (net deferral)	(2,370)	(3,163)
Other	2,057	(6,304)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(16,698)	(13,098)
Reinsurance related assets and liabilities	(12,609)	9,099
Other assets	(1,803)	(26,119)
Reserve for losses and loss adjustment expenses	(20,230)	(37,064)
Unearned premiums	30,439	20,025
Other liabilities	(13,938)	(36,320)
Net cash provided (used) by operating activities	30,435	(13,107)
Investing Activities
Purchases of:
Fixed maturities, available for sale	(130,311)	(100,826)
Equity securities, trading	(20,976)	(26,983)
Other investments	(5,246)	(3,616)
Funding of tax credit limited partnerships	(1,811)	(30,167)
Investment in unconsolidated subsidiaries	(8,995)	(6,614)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	110,647	173,007
Equity securities, trading	62,786	26,509
Other investments	397	1,364
Net sales or maturities (purchases) of short-term investments	110,843	(76,697)
Cash received from acquisitions	35,013	22,780
Unsettled security transactions, net	4,024	18,478
(Increase) decrease in restricted cash	78,000	—
Other	4,968	(1,047)
Net cash provided (used) by investing activities	239,339	(3,812)
Continued on following page.

	Three Months Ended March 31
	2014	2013
Financing Activities
Repurchase of common stock	(78,976)	—
Dividends to shareholders	(18,358)	—
Other	(5,580)	(6,802)
Net cash provided (used) by financing activities	(102,914)	(6,802)
Increase (decrease) in cash and cash equivalents	166,860	(23,721)
Cash and cash equivalents at beginning of period	129,383	118,551
Cash and cash equivalents at end of period	$296,243	$94,830

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$205,244	$153,700
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2013 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2014 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty Property and Casualty (Specialty P&C), Workers' Compensation, Lloyd's Syndicate, and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.
Reclassifications
As of March 31, 2014, unearned ceding commissions are reported as an offset to Deferred policy acquisition costs on the Condensed Consolidated Balance Sheet, and the December 31, 2013 Condensed Consolidated Balance Sheet has been conformed to the current presentation. Previously, unearned ceding commissions ($0.8 million at December 31, 2013) were reported in Unearned premiums. Also, ceding commission income earned for the three months ended March 31, 2014 and 2013 has been reported as an offset to DPAC amortization (see Note 6) which lowered DPAC amortization as previously reported for the three months ended March 31, 2013 by $1.2 million. Total underwriting, policy acquisition and operating expense for the 2014 and 2013 three month periods was not affected by the change in presentation.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names and had a carrying value of $82.6 million at March 31, 2014 and $35.2 million at December 31, 2013. Intangible assets with an indefinite life, primarily state licenses, are not amortized and had carrying values of $25.8 million at March 31, 2014 and $16.8 million at December 31, 2013. Increases in both amortizable and non-amortizable intangible assets during 2014 were attributable to intangible assets purchased in the Eastern acquisition. Intangible assets are evaluated for impairment on an annual basis.
Amortization expense for intangible assets for the three months ended March 31, 2014 and 2013 was $2.6 million and $1.3 million, respectively. Aggregate amortization expense for intangible assets over the next five years is estimated to be $7.7 million for the remainder of 2014, $8.3 million for 2015, $8.0 million for 2016, $5.7 million for 2017 and $5.3 million for 2018.
Other Assets and Other Liabilities
At December 31, 2013, Other assets was principally comprised of a deposit with an intermediate third-party of $205 million, related to the completion of the Eastern Insurance Holdings, Inc. (Eastern) acquisition which closed on January 1, 2014. See Note 2.
At March 31, 2014, Other liabilities included $16.9 million in segregated portfolio cell (SPC) dividends payable related to our recently acquired Workers' Compensation segment. The SPC dividend payable represents the cumulative undistributed earnings of segregated portfolio cells that are contractually payable to external preferred shareholders of the cells.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Accounting Policies Acquired
The significant accounting policies adopted as a result of the acquisition of Eastern on January 1, 2014 and followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these Notes to the Condensed Consolidated Financial Statements.
Recognition of Revenues
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. In addition, ProAssurance estimates earned but unbilled ("EBUB") premiums by tracking by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. The EBUB premium estimate is included in net premiums earned. As of March 31, 2014, ProAssurance carried earned but unbilled premiums of $3.0 million as a part of Premiums receivable.
Convertible Bond Securities
Investments in convertible bond securities are considered hybrid financial instruments and are carried at estimated fair value, with changes in estimated fair value reported as a realized gain or loss in the Condensed Consolidated Statements of Income and Comprehensive Income.
Accounting Changes Not Yet Adopted
Presentation of Financial Statements and Property, Plant and Equipment-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective for fiscal years beginning after December 15, 2014, the Financial Accounting Standards Board (FASB) issued guidance which changes the requirements for reporting discontinued operations. Under the new guidance, reporting entities are required to report disposals of business components only if the disposal represents a strategic shift in the entity’s operations that will have a major effect on the entity’s operations and financial results. The new guidance expands disclosure requirements for reported discontinued operations and requires disclosure of pre-tax profit or loss attributable to significant disposals that are not reported as discontinued operations. ProAssurance plans to adopt the guidance beginning January 1, 2015. Adoption of the guidance is expected to have no effect on ProAssurance’s results of operations or financial position.
Investments-Equity Method and Joint Ventures-Accounting for Investments in Qualified Affordable Housing Projects
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance which permits but does not require qualified reporting entities to use a new accounting method, the proportional amortization method, for investments in qualified affordable housing projects. Under the new method the initial cost of an investment is amortized in proportion to the tax benefits received, and investment performance is recognized as a component of income tax expense (benefit) rather than as a component of investment income. ProAssurance is in the process of evaluating whether it meets the qualification requirements for using the new method and the effect that the use of the new method would have on its results of operations and financial position. If ProAssurance elects to adopt the guidance, the adoption will occur beginning January 1, 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Accounting Changes Adopted
Liabilities-Obligations Resulting from Joint and Several Liability Arrangements
Effective for fiscal years beginning after December 15, 2013, the FASB revised guidance related to obligations resulting from joint and several liability arrangements. The new guidance requires an entity to recognize, measure and disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations already addressed within existing GAAP guidance, with retrospective application required for such arrangements existing at the beginning of the fiscal year of adoption. ProAssurance adopted the guidance on January 1, 2014. Adoption of this guidance had no effect on ProAssurance's results of operations or financial position.
Income Taxes-Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
Effective for fiscal years beginning after December 15, 2013, the FASB issued guidance related to the financial statement presentation of unrecognized tax benefits. The new guidance requires an entity to present unrecognized tax benefits as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or tax credit carryforward except in circumstances where the relevant taxing authority does not permit offset or does not require offset and the entity does not intend to use the deferred tax asset for offset. The guidance requires prospective application for all unrecognized tax benefits that exist as of the effective date, but may be applied retrospectively. ProAssurance adopted the guidance prospectively on January 1, 2014. Adoption of this guidance had no material effect on ProAssurance's results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

2. Business Combinations
All entities acquired in 2014 were accounted for in accordance with GAAP relating to business combinations.
On January 1, 2014, ProAssurance completed the acquisition of Eastern (NASDAQ: EIHI) by purchasing 100% of its outstanding common shares for cash of $205 million. Eastern is based in Lancaster, Pennsylvania and specializes in workers' compensation insurance and reinsurance products and services, including alternative market solutions. ProAssurance incurred expenses related to the purchase of approximately $1.5 million during the first three months of 2014 and approximately $0.9 million during the year ended December 31, 2013. These expenses were included as a part of operating expenses in the periods incurred.
The purchase consideration for Eastern was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Goodwill of $49.6 million was recognized equal to the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed. Factors contributing to the recognition of goodwill include strategic and synergistic benefits that are expected to be realized as a result of the acquisition. These benefits include insurance market diversification, expanded access to alternative markets, and opportunities to reach additional insureds in the healthcare market by being a single source provider of a suite of insurance products. None of the goodwill is expected to be tax deductible. The allocation of purchase consideration is shown in the table below.

(In thousands)
Fixed maturities, available for sale	$111,222
Equity securities, trading	66,267
Cash and short-term investments	54,869
Other investments	41,795
Premiums receivable	71,989
Receivable from reinsurers on paid and unpaid losses and LAE	18,942
Intangible assets	59,000
Deferred policy acquisition costs (see discussion below)	10,593
Other assets	19,225
Reserve for losses and loss adjustment expenses	(151,755)
Unearned premiums	(80,268)
Ceded balances payable	(9,507)
Segregated portfolio cells dividends payable	(15,866)
Deferred tax liabilities	(12,835)
Other liabilities	(28,038)
Fair value of net assets acquired	$155,633
Goodwill	49,610
Total purchase consideration	$205,243
Intangible assets acquired included the following:

(In millions)	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Agency relationships	$27.0	15
Policyholder relationships	$8.0	15
Trade names	$8.0	15
Non-compete agreements	$7.0	3
Total intangibles subject to amortization	$50.0	13 *

Insurance license agreements	$9.0	Indefinite
* Reflects the weighted average estimated useful life of all intangible assets subject to amortization.
ProAssurance's fair value estimate of the value of business acquired (VOBA), calculated as the present value of future earnings expected from the insurance contracts acquired, approximated the carrying value of Eastern's asset for deferred policy

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

acquisition costs as of the acquisition date. Consequently, Eastern's asset for deferred policy acquisition costs was recognized in the purchase price allocation, as listed above, in lieu of recognizing an intangible asset for VOBA.
ProAssurance believes that all contractual cash flows related to acquired receivables will be collected. The fair value of reserves for losses and loss adjustment expenses and related reinsurance recoverables were based on the following three components: an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk associated with the reserves. The fair value of the reserves, reflecting the risk margin, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment will be amortized over the average expected life of the reserves of 6 years as a reduction to loss expenses.
The following table provides Pro Forma Consolidated Results for the three months ended March 31, 2014 and 2013 as if the Eastern transaction had occurred on January 1, 2013. ProAssurance Actual Consolidated Results have been adjusted by the following, net of related tax effects, to reflect the Pro Forma Consolidated Results below.

•
For the three months ended March 31, 2013, the ProAssurance 2013 Actual Consolidated Results, which did not include Eastern, have been adjusted to include Eastern's 2013 operating results. ProAssurance Actual Consolidated Results for the three months ended March 31, 2014 included Eastern's operating results (Revenue of $48.3 million and Net income of $3.0 million).

•
Certain costs included in ProAssurance actual results for the three months ended March 31, 2014 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for the three months ended March 31, 2013. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Eastern operations.

•
Actual Consolidated Results for the three months ended March 31, 2013, were reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Eastern purchase price allocation.

	Three Months Ended March 31, 2014
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$208,051	$208,051
Net income	$47,695	$46,731

	Three Months Ended March 31, 2013
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$239,139	$194,974
Net income	$114,260	$112,850

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

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

Fair values of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	March 31, 2014
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$184,447	$—	$184,447
U.S. Government-sponsored enterprise obligations	—	37,977	999	38,976
State and municipal bonds	—	1,163,727	7,490	1,171,217
Corporate debt, multiple observable inputs	—	1,398,607	—	1,398,607
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	11,708	11,708
Other corporate debt, NRSRO ratings not available	—	—	673	673
Residential mortgage-backed securities	—	287,697	—	287,697
Agency commercial mortgage-backed securities	—	22,631	—	22,631
Other commercial mortgage-backed securities	—	62,951	—	62,951
Other asset-backed securities	—	70,047	7,226	77,273
Equity securities
Financial	71,109	—	—	71,109
Utilities/Energy	25,179	—	—	25,179
Consumer oriented	57,173	—	—	57,173
Industrial	48,042	—	—	48,042
Fixed maturity investment funds	42,683	—	—	42,683
All other	34,328	—	—	34,328
Short-term investments	157,283	4,224	—	161,507
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	91,907	91,907
Other investments	6,016	25,602	—	31,618
Total assets	$441,813	$3,257,910	$120,003	$3,819,726

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	December 31, 2013
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$170,714	$—	$170,714
U.S. Government-sponsored enterprise obligations	—	32,768	—	32,768
State and municipal bonds	—	1,147,328	7,338	1,154,666
Corporate debt, multiple observable inputs	—	1,346,977	—	1,346,977
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	11,449	11,449
Other corporate debt, NRSRO ratings not available	—	—	2,727	2,727
Residential mortgage-backed securities	—	235,614	—	235,614
Agency commercial mortgage-backed securities	—	27,475	—	27,475
Other commercial mortgage-backed securities	—	61,390	—	61,390
Other asset-backed securities	—	67,455	6,814	74,269
Equity securities
Financial	81,536	—	—	81,536
Utilities/Energy	32,350	—	—	32,350
Consumer oriented	66,461	—	—	66,461
Industrial	57,262	—	—	57,262
All other	15,932	—	—	15,932
Short-term investments	248,605			248,605
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	72,062	72,062
Total assets	$502,146	$3,089,721	$100,390	$3,692,257
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio, and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. If a value did not appear reasonable, the valuation was discussed with the service that provided the value and would have been adjusted, if necessary. No such adjustments were necessary in 2014 or 2013.
Level 2 Valuations
Below is a summary description of the valuation methodologies primarily used by the pricing services for securities in the Level 2 category, by security type:
U.S. Treasury obligations were valued based on quoted prices for identical assets, or, in markets that are not active, quotes for similar assets, taking into consideration adjustments for variations in contractual cash flows and yields to maturity.
U.S. Government-sponsored enterprise obligations were valued using pricing models that consider current and historical market data, normal trading conventions, credit ratings, and the particular structure and characteristics of the security being valued, such as yield to maturity, redemption options, and contractual cash flows. Adjustments to model inputs or model results were included in the valuation process when necessary to reflect recent regulatory, government or corporate actions or significant economic, industry or geographic events affecting the security’s fair value.
State and municipal bonds were valued using a series of matrices that considered credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations were further adjusted, when necessary, to reflect recent significant economic or geographic events or ratings changes affecting the security’s fair value.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Corporate debt with multiple observable inputs consisted primarily of corporate bonds, but also included a small number of bank loans. The methodology used to value Level 2 corporate bonds was the same as the methodology previously described for U.S. Government-sponsored enterprise obligations. Bank loans were valued by an outside vendor based upon a widely distributed, loan-specific listing of average bid and ask prices published daily by an investment industry group. The publisher of the listing derived the averages from data received from multiple market-makers for bank loans.
Residential and commercial mortgage backed securities. Agency pass-through securities were valued using a matrix, considering the issuer type, coupon rate and longest cash flows outstanding. The matrix was developed daily based on available market information. Agency and non-agency collateralized mortgage obligations were both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Valuations of Alt-A mortgages included a review of collateral performance data, which is generally updated monthly.
Other asset-backed securities were valued using models that consider the structure of the security, monthly payment information, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data. Spreads and prepayment speeds considered collateral type. Valuations of subprime home equity loans used the same valuation methodology as previously described for Alt-A mortgages.
Short-term investments are securities maturing within one year, carried at cost which approximated the fair value of the security due to the short term to maturity.
Other investments consisted primarily of convertible bond securities. Convertible bonds were valued using a pricing model that incorporated selected dealer quotes as well as real-time market data including equity prices and risk free rates. If dealer quotes were unavailable for the security being valued, quotes for securities with similar terms and credit status were used in the pricing model. Dealer quotes selected for use were those considered most accurate based on parameters such as underwriter status and historical reliability.
 Level 3 Valuations
Below is a summary description of the valuation processes and methodologies used as well as quantitative information regarding securities in the Level 3 category.
Level 3 Valuation Processes

•	Level 3 securities are priced by the Chief Investment Officer.

•	Level 3 valuations are computed quarterly. Prices are evaluated quarterly against prior period prices and the expected change in price.

•
Exclusive of Investments in unconsolidated subsidiaries, which are valued at net asset value (NAV), the securities noted in the disclosure are primarily NRSRO rated debt instruments for which comparable market inputs are commonly available for evaluating the securities in question. Valuation of these debt instruments is not overly sensitive to changes in the unobservable inputs used.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Level 3 Valuation Methodologies
U.S. Government-sponsored enterprise obligations consisted of a bond valued internally using published quotes for similar securities. At March 31, 2014, the bond was rated AA+.
State and municipal bonds consisted of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At March 31, 2014, all of the securities were rated; the average rating was A+.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2014, the average rating of rated securities was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Investment in unconsolidated subsidiaries consisted of limited partnership (LP) and limited liability company (LLC) interests valued using the NAV provided by the LP/LLC, which approximated the fair value of the interest.
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2014	March 31, 2014	December 31, 2013
Investments in LPs/LLCs:
Secured debt fund (1)	$24,200	$15,938	$13,233
Long equity fund (2)	None	6,780	6,574
Long/Short equity funds (3)	None	29,103	28,385
Non-public equity funds (4)	$82,605	28,419	23,870
Multi-strategy fund of funds (5)	None	8,097	—
Structured credit fund (6)	None	3,570	—
		$91,907	$72,062

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

(3)
Comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short U.S. and North American equities, and target absolute returns using strategies designed to take advantage of event-driven market opportunities. Fund redemptions above the 90%-95% level are permitted but are not payable until after the fund’s fiscal year-end, and for some funds, after completion of an audit of the fund. Otherwise, the funds generally permit quarterly or semi-annual redemptions of the investors’ existing capital balance with notice requirements of from 30 to 90 days. Redemptions are then payable within 30 days following the end of the period of the request

(4)
Comprised of interests in three unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. One LP allows redemption by special consent; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span from 4 to 12 years.

(5)
The LLC is structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but the LLC Board is permitted discretion to periodically extend offers to repurchase units of the LLC.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

(6)
The LP seeks to obtain superior risk-adjusted absolute returns by acquiring and actively managing a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. Redemptions are allowed at any quarter-end with a prior notice requirement of 90 days.

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	March 31, 2014	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
U.S. Government-sponsored enterprise obligations	$1.0	$—	Market Comparable Securities	Comparability Adjustment	0% - 2% (1%)
State and municipal bonds	$7.5	$7.3	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$12.4	$14.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$7.2	$6.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuer, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$72,062	$100,390
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(2)	16	—	—	14
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	2,865	2,865
Net realized investment gains (losses)	—	(95)	3	—	—	(92)
Included in other comprehensive income	(1)	68	669	44	—	780
Purchases	1,000	1,861	—	2,165	18,436	23,462
Sales	—	(257)	(458)	—	(1,456)	(2,171)
Transfers in	—	570	—	305	—	875
Transfers out	—	(1,993)	(2,025)	(2,102)	—	(6,120)
Balance March 31, 2014	$999	$7,490	$12,381	$7,226	$91,907	$120,003
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$2,865	$2,865

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

	March 31, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2012	$—	$7,175	$15,191	$4,035	$33,739	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	(102)	(16)	—	(118)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	1,848	1,848
Net realized investment gains (losses)	—	—	(69)	—	—	(69)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	3,875	1,356	13,078	18,309
Sales	—	—	(616)	—	(1,125)	(1,741)
Transfers in	—	—	—	1,701	—	1,701
Transfers out	—	—	(8,617)	—	—	(8,617)
Balance March 31, 2013	$—	$7,175	$9,662	$7,076	$47,540	$71,453
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$1,848	$1,848

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three months ended March 31, 2014 or 2013.
Transfers shown in the preceding Level 3 Tables were as of the end of the period and were to or from Level 2, unless otherwise noted.
All transfers during the three months ended March 31, 2014 and March 31, 2013 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$54,820	$54,820	$54,374	$54,374
Investment in unconsolidated subsidiaries	143,313	139,362	142,174	139,548
Other investments	57,104	58,504	52,240	51,833
Other assets	22,452	22,390	17,940	17,940
Financial liabilities:
Senior notes due 2023	$250,000	$265,058	$250,000	$262,500
Other liabilities	13,917	13,905	13,303	13,303
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Investment in unconsolidated subsidiaries consisted of investments in tax credit partnerships and, at March 31, 2014, included an interest in an investment fund LP accounted for using the equity method of approximately $2.8 million. The carrying value of tax credit partnerships approximated ProAssurance’s initial investment commitment to the partnerships less a pro rata portion of partnership operating losses over the period the investments have been held. The estimated fair value of tax credit partnerships was based on the net present values of the expected cash flows from the partnerships and considered the timing of tax benefits expected to be received, the funding schedule for the partnerships, and current rates for investments with similar risk structures and repayment periods. The fair value of the LP interest was estimated to approximate our initial capital contribution which occurred in 2014 and represented an arm's length transaction between market participants.
Other investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in Federal Home Loan Bank (FHLB) common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests was based on the NAVs provided by the LP/LLC managers. The estimated fair value of the FHLB common stock was based on the amount ProAssurance would receive if its membership were canceled, as the membership cannot be sold. The fair value of the annuity represents the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
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
The fair value of the long-term debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

4. Investments
Available-for-sale securities at March 31, 2014 and December 31, 2013 included the following:

	March 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$179,323	$6,173	$(1,049)	$184,447
U.S. Government-sponsored enterprise obligations	37,169	2,092	(285)	38,976
State and municipal bonds	1,127,323	47,530	(3,636)	1,171,217
Corporate debt	1,361,960	56,429	(7,401)	1,410,988
Residential mortgage-backed securities	281,585	8,289	(2,177)	287,697
Agency commercial mortgage-backed securities	22,482	253	(104)	22,631
Other commercial mortgage-backed securities	60,943	2,137	(129)	62,951
Other asset-backed securities	77,074	433	(234)	77,273
	$3,147,859	$123,336	$(15,015)	$3,256,180

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$166,115	$6,118	$(1,519)	$170,714
U.S. Government-sponsored enterprise obligations	30,942	2,251	(425)	32,768
State and municipal bonds	1,116,060	46,533	(7,927)	1,154,666
Corporate debt	1,321,838	53,059	(13,744)	1,361,153
Residential mortgage-backed securities	230,861	7,608	(2,855)	235,614
Agency commercial mortgage-backed securities	27,268	343	(136)	27,475
Other commercial mortgage-backed securities	59,066	2,491	(167)	61,390
Other asset-backed securities	74,106	487	(324)	74,269
	$3,026,256	$118,890	$(27,097)	$3,118,049

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$179,323	$38,194	$99,086	$43,224	$3,943	$184,447
U.S. Government-sponsored enterprise obligations	37,169	6,839	23,278	8,516	343	38,976
State and municipal bonds	1,127,323	56,745	417,304	476,080	221,088	1,171,217
Corporate debt	1,361,960	160,689	637,450	585,807	27,042	1,410,988
Residential mortgage-backed securities	281,585					287,697
Agency commercial mortgage-backed securities	22,482					22,631
Other commercial mortgage-backed securities	60,943					62,951
Other asset-backed securities	77,074					77,273
	$3,147,859					$3,256,180
Excluding investments in bonds and notes of the U.S. Government and U.S. Government-sponsored enterprise obligations, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2014.
Cash and securities with a carrying value of $48.3 million at March 31, 2014 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's (FAL). ProAssurance investments at March 31, 2014 included fixed maturities with a fair value of $42.2 million and short term investments with a fair value of approximately $34.8 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other investments at March 31, 2014 and December 31, 2013 was comprised as follows:

(In thousands)	March 31, 2014	December 31, 2013
Investments in LPs/LLCs, at cost	$52,106	$47,258
FHLB capital stock, at cost	3,449	3,449
Convertible securities	31,618	—
Other, principally an annuity, at amortized cost	1,549	1,533
	$88,722	$52,240
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
ProAssurance's investments in convertible securities are hybrid financial instruments and are carried at fair value, with changes in fair value reported as a realized gain or loss in the Condensed Consolidated Statements of Income and Comprehensive Income.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	March 31, 2014			Carrying Value
(In thousands)	Unfunded Commitments*	Percentage Ownership		March 31, 2014	December 31, 2013
Investment in LPs/LLCs:
Tax credit partnerships	$20,631	See below		$140,495	$142,174
Secured debt fund	$24,200	<	20%	15,938	13,233
Long equity fund	None	<	20%	6,780	6,574
Long/Short equity funds	None	<	25%	29,103	28,385
Non-public equity funds	$99,788	<	20%	31,237	23,870
Multi-strategy fund of funds	None	<	20%	8,097	—
Structured credit fund	None	<	20%	3,570	—
				$235,220	$214,236

* Unfunded commitments are included in the carrying value of tax credit partnerships only.
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $61.3 million at March 31, 2014. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $79.2 million at March 31, 2014. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnerships.
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
The Multi-strategy fund of funds holds portfolios having little or no correlation to the broader fixed income and equity security markets.
The Structured credit fund seeks to obtain superior risk-adjusted absolute returns by acquiring and actively managing a diversified portfolio of debt securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2014 and December 31, 2013, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$36,476	$(1,049)	$32,770	$(786)	$3,706	$(263)
U.S. Government-sponsored enterprise obligations	6,743	(285)	5,826	(209)	917	(76)
State and municipal bonds	159,656	(3,636)	146,584	(3,145)	13,072	(491)
Corporate debt	336,077	(7,401)	307,864	(6,217)	28,213	(1,184)
Residential mortgage-backed securities	118,266	(2,177)	111,102	(1,902)	7,164	(275)
Agency commercial mortgage-backed securities	11,127	(104)	11,127	(104)	—	—
Other commercial mortgage-backed securities	11,431	(129)	10,541	(124)	890	(5)
Other asset-backed securities	18,502	(234)	13,647	(45)	4,855	(189)
	$698,278	$(15,015)	$639,461	$(12,532)	$58,817	$(2,483)
Other investments
Investments in LPs/LLCs carried at cost	$6,506	$(256)	$4,852	$(256)	$1,654	$—

	December 31, 2013
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$47,668	$(1,519)	$44,304	$(1,182)	$3,364	$(337)
U.S. Government-sponsored enterprise obligations	6,640	(425)	5,752	(321)	888	(104)
State and municipal bonds	203,970	(7,927)	184,401	(6,640)	19,569	(1,287)
Corporate debt	349,277	(13,744)	324,510	(12,061)	24,767	(1,683)
Residential mortgage-backed securities	93,608	(2,855)	84,045	(2,393)	9,563	(462)
Agency commercial mortgage-backed securities	11,658	(136)	11,082	(116)	576	(20)
Other commercial mortgage-backed securities	11,153	(167)	10,215	(159)	938	(8)
Other asset-backed securities	25,539	(324)	21,804	(77)	3,735	(247)
	$749,513	$(27,097)	$686,113	$(22,949)	$63,400	$(4,148)
Other investments
Investments in LPs/LLCs carried at cost	$14,752	$(1,059)	$13,166	$(1,018)	$1,586	$(41)
As of March 31, 2014, excluding government backed securities, there were 660 debt securities (22.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 481 issuers. Both the single greatest and second greatest unrealized loss positions among those securities was approximately $0.3 million. The securities were evaluated for impairment as of March 31, 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

As of December 31, 2013, excluding government backed securities, there were 714 debt securities (26.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 516 issuers. Both the single greatest and second greatest unrealized loss positions among those securities approximated $0.4 million. The securities were evaluated for impairment as of December 31, 2013.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2013 Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2014, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the March 31, 2014 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2014	2013
Fixed maturities	$28,041	$30,854
Equities	2,267	2,183
Short-term investments and Other invested assets	1,412	448
Business owned life insurance	446	436
Investment fees and expenses	(2,434)	(1,795)
Net investment income	$29,732	$32,126

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2014	2013
Net impairments, attributable to fixed maturity impairments recognized in earnings	$(50)	$—
Gross realized gains, available-for-sale securities	805	3,114
Gross realized (losses), available-for-sale securities	(54)	(75)
Net realized gains (losses), trading securities	13,783	2,789
Net realized gains (losses), Other investments	198	—
Change in unrealized holding gains (losses), trading securities	(12,946)	20,852
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	1,008	—
Net realized investment gains (losses)	$2,744	$26,680
No significant impairment losses were recognized in the 2014 or 2013 three-month period.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other comprehensive income.

	Three Months Ended March 31
(In thousands)	2014	2013
Balance beginning of period	$83	$3,301
Additional credit losses recognized during the period, related to securities for which:
OTTI has been previously recognized	—	—
Reductions due to:
Securities sold during the period (realized)	—	—
Balance March 31	$83	$3,301
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2014	2013
Proceeds from sales (exclusive of maturities and paydowns)	$16.8	$128.4
Purchases	$130.3	$100.8
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
In 2013 the IRS issued a Notice of Proposed Adjustment (NOPA) for the 2009 and 2010 tax years. ProAssurance subsequently protested certain issues in the NOPA, all of which related to the timing of deductions. In April 2014, ProAssurance and the IRS reached a final settlement on all contested issues which resulted in no additional tax liability for ProAssurance. Other non-contested issues addressed by the NOPA resulted in a net Federal income tax refund, exclusive of statutory interest, of approximately $9.6 million. ProAssurance expects to receive this refund during 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

The liability for unrecognized tax benefits was $0.5 million at March 31, 2014 and $4.8 million at December 31, 2013. All unrecognized benefits included in the December 31, 2013 balance were attributable to timing issues which fully reversed during the first quarter of 2014; an additional $0.5 million was added to the liability in 2014 as a result of the acquisition of Eastern.
ProAssurance had a receivable for federal income taxes of $30 million and $27 million at March 31, 2014 and December 31, 2013, respectively, which was carried as a part of Other Assets.
6. Deferred Policy Acquisition Costs
Policy acquisition costs, most significantly agent commissions, premium taxes, and underwriting salaries and benefits, that are primarily and directly related to the successful production of new and renewal insurance contracts are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned.
Amortization of deferred policy acquisition costs was $18.2 million and $12.2 million for the three months ended March 31, 2014 and 2013, respectively.
7. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating reserves, and particularly liability reserves, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserves are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
ProAssurance recognized favorable net loss development of $48.1 million related to previously established reserves for the three months ended March 31, 2014, of which $1.3 million related to the loss reserve assumed in the acquisition of Eastern. The favorable net loss development reflected reductions in the Company's estimates of claims severity, principally related to the 2007 through 2011 accident years.
For the three months ended March 31, 2013, ProAssurance recognized favorable net loss development of $53.1 million to reflect reductions in estimated claim severity principally for accident years 2005 through 2010.
8. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's 2013 Form 10-K.
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $166.6 million, expected to be paid as follows: $39.1 million in 2014, $72.5 million in 2015 and 2016 combined, $31.3 million in 2017 and 2018 combined, and $23.7 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At March 31, 2014, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $77.0 million at March 31, 2014 (see Note 4). At December 31, 2013, the FAL requirement was primarily met through a standby letter of credit (LOC). During first quarter of 2014, the LOC was canceled and a related cash deposit, included in restricted cash at December 31, 2013, which secured the LOC was returned to ProAssurance.
ProAssurance has also issued an unconditional revolving credit agreement (the Credit Agreement) of up to £10 million ($17 million at March 31, 2014) to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under the Credit Agreement bear interest at 8.5% annually, and are repayable upon demand after December 31, 2016. As of March 31, 2014, £3.5 million ($5.8 million) had been advanced under the agreement.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

9. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving credit agreement, expires in 2016. Outstanding borrowings were not permitted to exceed $150 million as of March 31, 2013; permitted borrowings expanded to $200 million April 1, 2014.	—	—
	$250,000	$250,000
Covenant Compliance
There are no financial covenants associated with the Senior Notes due 2023.
The Revolving credit agreement ("the Agreement") contains customary representations, covenants and events constituting default, and remedies for default. The Agreement also defines financial covenants regarding permitted leverage ratios and minimum net worth. ProAssurance is currently in compliance with all covenants of the Agreement.
Additional Information
For additional information regarding ProAssurance's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2013 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

10. Shareholders’ Equity
At March 31, 2014 and December 31, 2013, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.30 per share totaling $17.9 million in the first quarter of 2014 and $0.25 per share totaling $15.4 million in the first quarter of 2013. The dividends were paid in April 2014 and 2013, respectively, and the liability for unpaid dividends was included in Other liabilities. Though dividends are typically paid in the month following the quarter in which they were declared, no dividends were paid in the first quarter of 2013 because payment of the regular fourth quarter 2012 dividend was accelerated into December 2012.
At March 31, 2014, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $119.0 million remained available for use. ProAssurance repurchased approximately 1.8 million shares, having a total cost of $83.7 million, during the three months ended March 31, 2014 and did not repurchase any common shares during the three months ended March 31, 2013.
Share-based compensation expense was $3.2 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. Related tax benefits were $1.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.
ProAssurance awarded approximately 50,000 restricted share units and 161,000 base performance share units to employees in February 2014. The fair value of each unit awarded was estimated at $46.34, equal to the market value of a ProAssurance common share on the date of grant. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 75% to 125% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 29,000 and 111,000 common shares to employees in February 2014 related to restricted share units and performance share units, respectively, granted in 2011. Shares issued for performance share units were awarded at the maximum level (125%).
ProAssurance issued approximately 30,000 common shares to employees in February 2014 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) (OCI)
For all periods presented, OCI was comprised of unrealized gains and losses arising during the period, less reclassification adjustments, related to available-for-sale securities, net of tax. At both March 31, 2014 and December 31, 2013, accumulated other comprehensive income was comprised entirely of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses previously recognized in OCI of $0.5 million, net of tax. All tax effects have been computed using a 35% rate.
Amounts reclassified from accumulated other comprehensive income to net income during the three months ended March 31, 2014 and 2013 included the following:

	Three Months Ended March 31
(In thousands)	2014	2013
Reclassifications from accumulated other comprehensive income to net income, available-for-sale securities:
Realized investment gains (losses)	$701	$3,039
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	—
Total amounts reclassified, before tax effect	701	3,039
Tax effect (at 35%)	(245)	(1,064)
Net reclassification adjustments	$456	$1,975

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other investments totaled $32.1 million at March 31, 2014 and $27.3 million at December 31, 2013. ProAssurance VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $52.4 million at March 31, 2014 and $49.5 million at December 31, 2013.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements or agreements of significance with any of the entities to provide other financial support to or on behalf of the entity. At March 31, 2014, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
12. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted and purchase share units have vested. All outstanding stock options, performance, restricted and purchase share units had a dilutive effect for the three months ended March 31, 2014 and 2013.
13. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty Property & Casualty (Specialty P&C), Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows:
Specialty P&C is comprised of two major areas of focus: professional liability insurance and medical technology and life sciences products liability insurance. The professional liability business is focused on providing professional liability insurance to healthcare providers and institutions and to attorneys and their firms. The medical technology and life sciences business offers products liability insurance for medical technology and life sciences companies that manufacture or distribute products.
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 employees or fewer. Also offered are alternative market solutions whereby policies written are 100% ceded to segregated portfolio cells fully or partially owned by the insured employer (or insured employer group or association or other employer affiliate) or ceded to two unaffiliated captive insurance companies. The segregated portfolio cells primarily operate through a wholly owned reinsurance subsidiary located in the Cayman Islands. Our worker's compensation segment is comprised entirely of the business acquired through Eastern on January 1, 2014.
Lloyd's Syndicate includes operating results from ProAssurance's 58% participation in Lloyd's of London Syndicate 1729 that began writing business as of January 1, 2014. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines. The results of this segment are reported on a quarter delay, although investment results associated with the FAL investments are reported concurrently as those results are available on an earlier time frame.
Corporate includes ProAssurance's U.S. investment operations, interest expense and income taxes, all of which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2013 report on Form 10-K and Note 1 of the Condensed Consolidated Financial statements herein. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, exclusive of investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on segment profit or loss, including investment results, net of United Kingdom income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment sales and transfers as if the sales or transfers were to third parties at current market prices. There were no significant inter-segment revenues or expenses in the periods presented. Assets are not allocated to segments because investments and assets are not managed at the segment level.
ProAssurance's insured risks are primarily within the United States.

Financial data by segment for the three-months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate		Corporate		Consolidated
Net premiums earned	$126,236	$45,494	$—		$—		$171,730
Net losses and loss adjustment expenses	(60,960)	(28,548)	—		—		(89,508)
Other income (1)	1,563	140	—		509		2,212
Underwriting, policy acquisition and operating expenses (1)	(33,720)	(15,589)	(875)		(2,449)		(52,633)
Segregated portfolio cells dividend expense	—	(1,049)	—		—		(1,049)
Net investment income	—	—	15		29,717		29,732
Net realized gains (losses)	—	—	—		2,744		2,744
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—		1,751		1,751
Interest expense	—	—	—		(3,570)		(3,570)
Income tax expense (benefit)	—	—	—		(14,678)		(14,678)
Segment operating results	$33,119	$448	$(860)		$14,024		$46,731
Net loss ratio	48.3%	62.8%	na		na		52.1%
Underwriting expense ratio	26.7%	34.3%	0.5%	(2)	1.4%	(3)	30.6%
Combined ratio	75.0%	97.1%	na		na		82.7%
Operating ratio	na	na	na		na		65.4%
Effective tax rate	na	na	na		23.9%	(4)	23.9%
Significant non-cash items
Depreciation and amortization	$2,076	$1,482	$—		$8,029		$11,587

	Three Months Ended March 31, 2013
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate		Consolidated
Net premiums earned	$134,578	$—	$—	$—		$134,578
Net losses and loss adjustment expenses	(57,626)	—	—	—		(57,626)
Other income (1)	1,298	—	—	522		1,820
Underwriting, policy acquisition and operating expenses (1)	(33,184)	—	—	(4,108)		(37,292)
Net investment income	—	—	—	32,126		32,126
Net realized gains (losses)	—	—	—	26,680		26,680
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(223)		(223)
Interest expense	—	—	—	(371)		(371)
Gain on acquisition	—	—	—	35,492		35,492
Income tax expense (benefit)	—	—	—	(22,334)		(22,334)
Segment operating results	$45,066	$—	$—	$67,784		$112,850
Net loss ratio	42.8%	na	na	na		42.8%
Underwriting expense ratio	24.7%	na	na	3.1%	(3)	27.7%
Combined ratio	67.5%	na	na	na		70.5%
Operating ratio	na	na	na	na		46.6%
Effective tax rate	na	na	na	16.5%	(4)	16.5%
Significant non-cash items
Depreciation and amortization	$2,077	$—	$—	$10,241		$12,318
(1) Consolidated results exclude inter-segment eliminations of approximately $0.1 million in 2014 and a nominal amount in 2013.
(2) The Lloyd's segment is not yet contributing net premiums earned. Ratio shown is the contribution of the Lloyd's segment to the consolidated underwriting expense ratio (Lloyd's expenses divided by consolidated net premium earned).
(3) There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated underwriting expense ratio (Corporate expenses divided by consolidated net premium earned).
(4) The Corporate segment includes all U.S. taxes, thus the tax ratio is computed based on consolidated U.S. income before tax.
The abbreviation "na" indicates that the ratio is not considered in evaluating segment results.

The following table summarizes ProAssurance's gross premiums written by product.

	Three Months Ended March 31
(In thousands)	2014	2013
Specialty P&C
Healthcare professional liability	$135,720	$148,625
Legal professional liability	9,159	8,182
Medical technology and life sciences products liability	6,907	5,885
Other	557	518
	$152,343	$163,210
Workers' Compensation
Traditional business	$48,244	$—
Alternative market business	17,686	—
	$65,930	$—
Total gross premiums written	$218,273	$163,210

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those statements which accompany this report. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to "ProAssurance," "PRA," "Company," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under the heading "Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.
Overview
We report our results in four distinct segments, based on the operational focus of the segment. Our Specialty Property and Casualty (Specialty P&C) segment includes both our professional liability business and our medical technology and life sciences business. Our Workers' Compensation segment includes the business acquired as a result of our January 1, 2014 purchase of Eastern and offers workers compensation insurance to employers, groups and associations. Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's Syndicate 1729, which began operations January 1, 2014. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our Funds at Lloyd's (FAL) investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2013 Form 10K.
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
Reserve for Losses and Loss Adjustment Expenses
The largest component of our liabilities is our reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve"), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as "loss and loss adjustment expenses," "incurred losses," "losses incurred," and "losses"). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our estimates of the reserve established for losses of prior periods.
As of March 31, 2014 our reserve is almost entirely comprised of long-tail risk exposures. The estimation of long-tailed insurance losses is inherently difficult and is subject to significant judgment on the part of management. Professional and product liability loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Workers' compensation loss costs are also affected by many factors including, among many, the type of injury, treatments available for the injury as well as the cost of those treatments, the responsiveness of the worker and the employer to rehabilitation plans, the involvement of attorneys, and inflation or deflation of healthcare costs. Long-tailed insurance is characterized by the extended period of time typically required to resolve claims, often five years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-

depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries, supplemented to the extent necessary by relevant industry loss and exposure data. In periods in which business combinations occur, we must also establish reserves for the loss exposures assumed.
At a high level our reserving process can be broadly grouped into three areas: the establishment of initial reserves for risks assumed in business combinations, (acquired reserves), establishment of initial or current accident year reserves and the re-estimation of reserves for prior accident years.
Acquired Reserve
The acquisition of Eastern increased our loss reserve by $151.8 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on the following components: an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. Actuarial methods used to evaluate Eastern's reserve included the Bornhuetter-Ferguson Method (Paid and Reported) and the Development Method (Paid and Reported) described in our Critical Accounting Estimates section in Item 7 of our 2013 Form 10K. The fair value of the reserve, reflecting the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment will be amortized over the average expected life of the reserve of 6 years.
Initial Reserve Estimates-Current Accident Year
Considerable judgment is required in establishing our initial reserve for any current accident year period, as there is limited open or closed claims data available for a current accident year period at the time reserve for that period is estimated. Our process for setting initial reserves considers the unique characteristics of each line of business, but in general we rely heavily on the loss assumptions that were used to price business during the accident year, as our pricing reflects our analysis of loss costs that we expect to incur relative to the business being priced.
Specialty P&C Segment. Within our Specialty P&C segment, for our healthcare professional liability (HCPL) business (65% of consolidated gross premiums earned for the three months ended March 31, 2014) we set initial reserves using the average loss ratio used in our pricing, plus an additional margin in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business, our target loss ratio during recent accident years has approximated 75% and the margin for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a margin for volatility considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserves required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (4% of consolidated gross premiums earned for the three months ended March 31, 2014). Our medical technology and life sciences products liability business (5% of consolidated gross premiums earned for the three months ended March 31, 2014) is more varied, and policies are individually priced based on the risk characteristics of the policy. Therefore, for this business we establish initial reserves using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. The products liability line of business exhibits similar volatility to HCPL, and the actuarial estimate includes a provision for volatility.
Severity is defined as the average cost of resolving claims, and the severity trend is the increase or decrease in severity from period to period. Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 18% from the beginning of 2006 to March 31, 2014. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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

Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process, we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business for 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor, which has complicated the selection of an appropriate severity trend for our pricing models for these lines. It has also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserves. We believe that much of the reduction in claim frequency is the result of a decline in the filing of frivolous lawsuits that have historically been dismissed or otherwise result in no payment of indemnity on the part of our insureds. With fewer frivolous claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims. Based on a weighted average of payments, 85% of our HCPL claims are resolved after eight years for a given accident year. Due to this long tail, we continue to be uncertain of the full impact of the observed decline in frequency and whether the expected increase in severity will materialize.
Workers' Compensation Segment. As previously discussed, many factors affect the ultimate losses incurred for our workers' compensation coverages (27% of consolidated gross premiums earned for the three months ended March 31, 2014), however, we do not measure and estimate values for all of these variables individually due to the difficulty of directly measuring the impact of individual factors. Rather, we rely on historical experience to select an expected loss ratio for various premium groupings, based on rate changes, type and geographic location of the insured. We perform an analysis of claims data quarterly and use the information obtained from this analysis to assist us in selecting an expected loss ratio.
Development of Prior Accident Year Reserves
We re-evaluate our previously established reserves each period based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies for estimating reserves give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our 2013 Form 10K and our discussion of acquired reserves, above, include additional information regarding the methodologies used to evaluate our reserves.
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes have reduced our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
We recognized net favorable reserve development of $48.1 million during the three months ended March 31, 2014. Approximately $46.8 million related to our Specialty P&C segment, and $1.3 million related to our Workers' Compensation segment. The development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims continues to be less than we had previously estimated. Development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million; the remaining development of $0.9 million was attributable to reserves of our segregated portfolio cells (SPCs) which are evaluated at the cell level. Because cell reserves are smaller and are comprised of a relatively small number of open claims, the closing of a small number of claims has more effect on the actuarial analysis and can indicate development should be recognized.
Due to the size of our reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.

Reinsurance
We use insurance and reinsurance (collectively, "reinsurance") to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, and to provide protection against losses in excess of policy limits. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At March 31, 2014, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of March 31, 2014; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2014 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			March 31, 2014
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	11%	80%	3%	94%
Other valuations				6%
Total Investments				100%
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
Level 1 Investments
Fair values for our equity securities, our convertible securities, and a portion of our short-term securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.
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
We also classify as Level 3 our investment interests that are carried at fair value based on a fund-provided net asset value (NAV) for our interest. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At March 31, 2014 interests valued using a fund-provided NAV totaled $91.9 million, or 2% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2014 these investments represented approximately 6% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs, at cost	$52.1	Cost
Federal Home Loan Bank capital stock	3.4	Cost
Other	1.6	Amortized cost
Total other investments	57.1
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	140.5	Equity
Equity method LPs/LLCs	2.8	Equity
Total investment in unconsolidated subsidiaries	143.3
Business owned life insurance	54.8	Cash surrender value
Total investments - Other valuation methodologies	$255.2
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
For debt securities, including our convertible bond securities, we consider whether we expect to fully recover the amortized cost basis of the security, based upon consideration of some or all of the following:

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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of March 31, 2014 we have not determined that any amounts are unrecoverable.
ProAssurance's fair value estimate of the value of business acquired (VOBA), calculated as the present value of future earnings expected from the insurance contracts acquired, approximated the carrying value of Eastern's asset for deferred policy acquisition costs as of the acquisition date. Consequently, Eastern's asset for deferred policy acquisition costs was recognized in the purchase price allocation in lieu of recognizing an intangible asset for VOBA.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to loss reserves, unearned premiums, deferred policy acquisition costs, and unrealized investment gains (losses). Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any significant valuation allowances as of March 31, 2014.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At March 31, 2014, our liability for unrecognized tax benefits approximated $0.5 million, and related accrued interest approximated $1.3 million.

Goodwill
Management evaluates the carrying value of goodwill annually as of October 1. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time. As of October 1, 2013 we evaluated goodwill as assigned to one reporting unit because, at that time, we operated as a single operating segment and all of our segment components were economically similar. We estimated the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then performed a sensitivity analysis using a range of historical stock prices and control premiums. Based on this evaluation, we concluded that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary. As of January 1, 2014, due to the acquisitions of Eastern and commencement of operations by Syndicate 1729, we are operating in multiple segments and expect future evaluations of goodwill to reflect multiple reporting units. While the identification of reporting units has not been completed, we anticipate that the reporting units identified will be consistent with our segment structure. Note 13 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding our segments.
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition. During the first quarter of 2014, we recognized goodwill of $49.6 million related to our acquisition of Eastern.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names and had a carrying value of $82.6 million at March 31, 2014 and $35.2 million at December 31, 2013. Intangible assets with an indefinite life, primarily state licenses, are not amortized and had carrying values of $25.8 million at March 31, 2014 and $16.8 million at December 31, 2013. Increases in both amortizable and non-amortizable intangible assets during 2014 were attributable to intangible assets recognized related to the 2014 acquisition of Eastern. Intangible assets are evaluated for impairment on an annual basis.

Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. We estimate earned but unbilled ("EBUB") premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that has been earned, but not yet billed, as of the balance sheet date. We include the EBUB premium estimate in net premiums earned.
Accounting Changes
We are not aware of any accounting changes not yet adopted as of March 31, 2014 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no business operations apart from its investment operations, thus dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At March 31, 2014, we held cash and liquid investments of approximately $435.3 million outside our insurance subsidiaries that were available for use without regulatory approval. Our holding company also has $200 million available under a revolving credit agreement, as discussed in this section under the heading "Debt." During the three months ended March 31, 2014, our domestic insurance subsidiaries did not pay any dividends and, in aggregate, are permitted to pay dividends of approximately $253 million over the remainder of 2014 without the prior approval of state insurance regulators. Our domestic insurance subsidiaries are required to provide notice to the insurance regulator in the state of domicile prior to the payment of any dividend, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. As a result of our acquisition of Eastern, we also own a subsidiary that is domiciled in the Cayman Islands and is required to receive approval from the Cayman Islands Monetary Authority before it can pay any dividends.
Operating Activities and Related Cash Flows
The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. Our operating activities provided positive cash flows of approximately $30.4 million for the three months ended March 31, 2014 and used cash flows of approximately $13.1 million for the three months ended March 31, 2013.
Operating cash flows for the three months ended March 31, 2014 and 2013 compare as follows:

(In millions)	Operating Cash Flow
Cash provided (used) by operating activities for the three months ended March 31, 2013	$(13)
Increase (decrease) in operating cash flows:
Decrease in premium receipts (1)	(9)
Increase in payments to reinsurers (2)	(3)
Increase in losses paid, net of reinsurance recoveries (3)	(5)
Increase in cash received from investments	4
Decrease in Federal and state income tax payments (4)	50
Net cash provided (used) by acquisition (5)	4
Other amounts not individually significant, net	2
Cash provided (used) by operating activities for the three months ended March 31, 2014	$30

(1)	The reduction in premium receipts reflected lower premium volume written during the preceding twelve months, exclusive of acquisitions.

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

(4)	The decrease in net tax payments during 2014, primarily reflected the following:

•	Final tax payments made for the prior fiscal year were $29.6 million lower in 2014.

•
A $20.6 million protective tax payment made in 2013 related to a dispute with the Internal Revenue Service (IRS), as discussed in further detail in this section under the heading "Taxes." No such payment was made in 2014.

(5)
Net cash provided by our acquisition of Eastern principally reflected premiums collected and net investment income received, offset by loss payments made and expense payments, including transaction related expenses paid during the quarter.

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

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The decrease in loss payments for the first three months of 2013 primarily reflected a smaller number of claims resolved with large indemnity payments. Loss payments were not isolated to any one state or to any specific risk groups. There was no evidence in our loss data that suggested the decrease in loss payments for the three-month period represented a change in loss trends and did not change our loss assumptions for the current period.

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

(6)
The net increase in tax payments during 2013 primarily reflected a $20.6 million protective tax payment made related to a dispute with the IRS, partially offset by a $6.5 million decrease in the final tax payments for the prior fiscal year.

(7)
The net cash payments made by our acquired entities during 2013 primarily reflected tax payments made for the prior fiscal year, payments made for acquisition related expenses, and a concentration of operating expenses normally paid in the first quarter.

Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, "reinsurance") to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits, and, in the case of risk sharing arrangements, to provide custom insurance solutions for large customer groups. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage.
The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
Within our Specialty P&C segment, we generally reinsure professional liability risks under annual treaties (our primary reinsurance arrangements) pursuant to which the reinsurer agrees to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered. Historically, our professional liability per claim retention level has varied between 90% and 100% of the first $1 million and between 0% and 5% of claims exceeding those levels depending on the coverage year and the state in which business was written. Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to certain large healthcare systems and other insurance entities. Medical technology and life sciences products coverages are separately reinsured, generally with 100% retention on the first $1 million of coverage and between 5% and 33% of coverage exceeding those levels, with additional loss participation if specified limits are exceeded. There are also in place various older reinsurance contracts acquired as a part of business combinations. The structure of these acquired arrangements typically reflects a lower retention level than our primary arrangements.
Within our Workers' Compensation segment, our traditional business is reinsured under an excess of loss arrangement under which the Company retains the first $500,000 on each loss occurrence. Loss occurrences in excess of $500,000 are covered up to a maximum of $149.5 million per claim.
Over 90% of the alternative market business within our Workers' Compensation segment is fully reinsured under 100% quota share agreements to segregated portfolio cells of our wholly owned subsidiary, Eastern Re Ltd., SPC (Eastern Re), domiciled in the Cayman Islands, net of a ceding commission. Each segregated portfolio cell has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. In some of the cells, we own a percentage of the preferred shares. Each segregated portfolio cell has in place its own reinsurance arrangements:

•
Each cell has an aggregate excess reinsurance agreement with another of our insurance subsidiaries. This agreement provides for assumption of 100% of losses of the cell which exceed a specified attachment point (typically 89% of premiums assumed), up to a maximum of $100,000.

•	Each segregated portfolio cell further purchases two types of external reinsurance coverage:

•
Per occurrence reinsurance agreements cover each segregated portfolio cell for a catastrophic claim resulting from one event with respect to its segregated portfolio cell business. The specific retentions for per occurrence coverage for segregated portfolio cells range from $300,000 to $350,000, with limits of approximately $150 million. For example, in the case of a segregated portfolio cell with a $300,000 retention that has a $3.0 million claim relating to the injury and/or death of a covered employee, the segregated portfolio cell would cover the first $300,000 of the claim with the third party reinsurer paying the remaining $2.7 million in claims.

•
Aggregate reinsurance agreements cover each segregated portfolio cell for losses and LAE beyond the $100,000 aggregate coverage provided by us. The need for this coverage would arise in the event of a series of losses as opposed to a single, catastrophic event. Aggregate reinsurance coverage purchased through external reinsurers has ultimate loss limits of $1.0 million or $2.0 million, depending on the underlying risks. This external reinsurance combined with the aggregate coverage provided by us provides aggregate loss limits for each segregated portfolio cell ranging from $1.1 million to $2.1 million.

Additionally, each segregated portfolio cell maintains a loss fund for the cell initially equal to the difference between premium assumed by the cell and the ceding commission. The dividend participants of each cell provide a letter of credit to us that is equal to the difference between the loss fund (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance.
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, volume of business, level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the placement of our reinsurance program and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.
Taxes
In December 2012 we received a Notice of Proposed Adjustment (NOPA) from the IRS which disallowed a substantial portion of the loss and loss adjustment expense deductions taken for the 2009 and 2010 fiscal years and would have thereby increased our current tax liability by approximately $130 million. In January 2013 we submitted a comprehensive written protest of the NOPA to the IRS Office of Appeals regarding certain issues within the NOPA, all of which related to the timing of deductions. In April 2014, we reached final settlement of all contested Federal income tax issues for the related tax years which resulted in no additional tax liability for us. Other non-contested issues addressed by the NOPA resulted in a net federal income tax refund, exclusive of statutory interest, of approximately $9.6 million. In January 2013 we made a $20.6 million protective tax payment to the IRS in order to reduce potential interest assessments. We expect both the federal income tax refund and the protective payment to be refunded to us during 2014.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2014 there were no significant reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Investment Exposures - The following table provides summarized information regarding our investments as of March 31, 2014:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$184,447	$6,173	$(1,049)	AA+	(2)	4%
U.S. Government-sponsored enterprise	38,976	2,092	(285)	AA+	(2)	1%
Total government	223,423	8,265	(1,334)	AA+	(2)	5%
State and Municipal Bonds
Pre-refunded	178,407	6,458	(41)	AA		4%
General obligation	318,427	13,937	(660)	AA+		8%
Special revenue	674,383	27,135	(2,935)	AA		17%
Total state and municipal bonds	1,171,217	47,530	(3,636)	AA		29%
Corporate Debt
Financial institutions	411,300	14,649	(1,627)	A		10%
Consumer oriented	289,993	11,985	(1,222)	BBB+		7%
Utilities/Energy	288,850	13,554	(1,894)	BBB+		7%
Industrial	407,727	16,014	(2,420)	BBB		10%
Other	13,118	227	(238)	A		<1%
Total corporate debt	1,410,988	56,429	(7,401)	BBB+		35%
Securities backed by:
Agency mortgages	275,811	8,242	(2,037)	AA+	(2)	7%
Non-agency mortgages	11,856	46	(140)	AA+		<1%
Alt -A mortgages	30	1	—	BB+		<1%
Agency commercial mortgages	22,631	253	(104)	AA+	(2)	1%
Subprime home equity loans	3,865	19	(180)	BBB+		<1%
Other commercial mortgages	62,951	2,137	(129)	AAA		2%
Credit card loans	13,540	249	(8)	AAA		<1%
Automobile loans	42,199	104	(17)	AAA		1%
Other asset loans	17,669	61	(29)	AA		<1%
Total asset-backed securities	450,552	11,112	(2,644)	AAA		11%
Total fixed maturities	3,256,180	123,336	(15,015)	A+		80%
Equities
Financial	71,109	—	—			2%
Utilities/Energy	25,179	—	—			1%
Industrial	48,042	—	—			1%
Consumer oriented	57,173	—	—			1%
Fixed maturity investment funds	42,683	—	—			1%
All Other	34,328	—	—			1%
Total equities	278,514	—	—			7%
Short-Term	161,507	—	—			4%
Business-owned life insurance	54,820	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	140,495	—	—			3%
Equity method LPs/LLCs	94,725	—	—			2%
Total investment in unconsolidated subsidiaries	235,220	—	—			6%
Other Investments
FHLB capital stock	3,449	—	—			<1%
Investments in LPs, carried at cost	52,106	—	—			1%
Convertible securities	31,618	—	—			1%
Other	1,549	—	—			<1%
Total other investments	88,722	—	—			2%
Total Investments	$4,074,963	$123,336	$(15,015)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of March 31, 2014 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $70 million and $140 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. Currently, $200 million is available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2014 was 3.7 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.5 years.
Our acquisition of Eastern added the following to our investment holdings as of January 1, 2014, the date of acquisition:

(In thousands)
Fixed maturities	$111,222
Equities	66,267
Short-Term	19,857
Equity Method LPs/LLCs	11,994
Convertible Securities	29,801
Total	$239,141
We have contributed, through a wholly owned subsidiary, approximately $77.0 million in invested assets in order to meet our FAL requirement at Lloyd's. Investments consisted of $42.2 million in fixed maturities and $34.8 million held as short term investments. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion.
The carrying value of our tax credit partnerships was approximately $140.5 million at March 31, 2014 and $142.2 million at December 31, 2013. Carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. These investments are comprised of separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. We fund these investments based on funding schedules maintained by the partnerships. During the three months ended March 31, 2014 and 2013 we funded approximately $1.8 million and $30.2 million, respectively. Approximately $20.6 million and $22.4 million of our total commitments to the tax credit partnerships had not yet been funded as of March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014 and December 31, 2013 the total carrying value of our investment fund LPs/LLCs was approximately $146.8 million and $119.3 million, respectively, all of which has been funded. During the three months ended March 31, 2014 and 2013, we funded investment LPs/LLCs, net of capital returned, in the amount of $9.8 million and $15.0 million, respectively. As of March 31, 2014, we had total active commitments to investment fund LPs/LLCs of approximately $223.0 million, of which $146.0 million is unfunded. The unfunded commitments will be paid over a period of approximately 5 years as requested by the fund managers.
Business Combinations and Ventures
We paid approximately $205 million in cash on January 1, 2014 to acquire Eastern. Funds for the transaction were deposited with an intermediate third-party several days prior to the close date. Additional information related to our acquisition of Eastern is detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
As a member of Lloyd's and a capital provider to Syndicate 1729, we are required to provide capital, referred to as FAL, to support Syndicate 1729. Late in the first quarter of 2014, we elected to satisfy the FAL requirement by placing securities on deposit with Lloyd's. The FAL securities are carried at fair value as a part of available-for-sale fixed maturities ($42.2 million at March 31, 2014) and short-term securities ($34.8 million at March 31, 2014). Previously, we had primarily satisfied the FAL requirement by providing a standby letter of credit (LOC) of £41.9 million (approximately $69.3 million at December 31, 2013). The LOC was canceled and cash deposits, included in restricted cash at December 31, 2013, which secured the LOC were returned to ProAssurance during first quarter of 2014. Also, we have issued an unconditional revolving credit agreement (the Credit Agreement) to Syndicate 1729 which provides operating funds of up to £10 million (approximately $17 million at March 31, 2014). Advances under the Credit Agreement bear interest at 8.5% annually, and are repayable on demand after December 31, 2016. As of March 31, 2014, £3.5 million ($5.8 million) had been advanced under the Credit Agreement.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 1.8 million common shares, having a total cost of approximately $83.7 million, during the three months ended March 31, 2014. We did not repurchase any common shares during the three months ended March 31, 2013. As of April 28, 2014, we had reacquired an additional 159,000 common shares at a cost of approximately $7.1 million, which reduced our remaining Board authorizations for the repayment of debt or repurchase of common shares to approximately $112 million.
Shareholder Dividends
Our Board of Directors declared cash dividends of $0.30 per share in the first quarter of 2014 and $0.25 per share in the first quarter of 2013. The dividends were paid in April 2014 and 2013, respectively. Our fourth quarter 2013 dividend of $0.30 per share was paid in the first quarter of 2014. No dividend was paid in the first quarter of 2013 as our fourth quarter 2012 dividend was accelerated and paid in December 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Long-term Debt
At March 31, 2014 our long-term debt consisted of $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a revolving credit agreement (the "Agreement") which will allow us to borrow for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. On April 1, 2014 we executed an option which expanded the permitted aggregate borrowing from $150 million to $200 million. The Agreement expires in April 2016. No borrowings were outstanding under the Agreement during the first quarter of 2014. We are in compliance with the financial covenants of the Agreement.
Additional information regarding our long-term debt is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2014	2013	Change
Revenues:
Net premiums earned	$171,730	$134,578	$37,152
Net investment result	31,483	31,903	(420)
Net realized investment gains (losses)	2,744	26,680	(23,936)
Other income	2,094	1,813	281
Total revenues	208,051	194,974	13,077
Expenses:
Losses and loss adjustment expenses	96,052	60,887	35,165
Reinsurance recoveries	(6,544)	(3,261)	(3,283)
Net losses and loss adjustment expenses	89,508	57,626	31,882
Underwriting, policy acquisition and operating expenses	52,515	37,285	15,230
Segregated portfolio cells dividend expense	1,049	—	1,049
Interest expense	3,570	371	3,199
Total expenses	146,642	95,282	51,360
Gain on acquisition	—	35,492	(35,492)
Income before income taxes	61,409	135,184	(73,775)
Income taxes	14,678	22,334	(7,656)
Net income	$46,731	$112,850	$(66,119)
Operating income	$44,951	$60,015	$(15,064)
Earnings per share:
Basic	$0.76	$1.83	$(1.07)
Diluted	$0.76	$1.82	$(1.06)
Operating earnings per share:
Basic	$0.73	$0.97	$(0.24)
Diluted	$0.73	$0.97	$(0.24)
Net loss ratio	52.1%	42.8%	9.3
Underwriting expense ratio	30.6%	27.7%	2.9
Combined ratio	82.7%	70.5%	12.2
Operating ratio	65.4%	46.6%	18.8
Effective tax rate	23.9%	16.5%	7.4
Return on equity*	7.9%	13.4%	(5.5)
* Annualized. Gain on acquisition is excluded from this calculation.
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Net Premiums Earned
Specialty P&C	$126,236	$134,578	$(8,342)	(6.2%)
Workers' Compensation	45,494	—	45,494	nm
Consolidated total	$171,730	$134,578	$37,152	27.6%
The decrease in net premiums earned for our Specialty P&C segment was primarily attributable to the pro-rata effect of lower physician premiums written during the preceding twelve months but also reflected an increase in premiums ceded. Our recently acquired Workers' Compensation segment contributed $45.5 million in net earned premiums during the 2014 three-month period.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $0.4 million or 1.3% for the 2014 three-month period. Net investment income decreased during the 2014 three-month period primarily due to reduced earnings on our fixed income portfolio, which was partially offset by increased earnings from our other invested assets. Earnings from unconsolidated subsidiaries increased $2.0 million in the 2014 three-month period, primarily reflecting increased earnings from investment LPs.
Net realized investment gains for the 2014 and 2013 three-month periods were $2.7 million and $26.7 million, respectively. The 2014 three-month period reflected net realized gains from available for sale and trading securities and unrealized gains on convertible securities carried at fair value. The 2013 three-month period primarily reflected unrealized trading portfolio gains due to improved stock market valuations. Impairments were nominal in the 2014 three-month period and there were no impairments in the 2013 three-month period.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended March 31
	2014	2013	Change
Calendar year net loss ratio
Consolidated ratio	52.1%	42.8%	9.3
Specialty P&C	48.3%	42.8%	5.5
Workers' Compensation	62.8%	—%	nm

Current accident year net loss ratio
Consolidated ratio	80.2%	82.3%	(2.1)
Specialty P&C	85.4%	82.3%	3.1
Workers' Compensation	65.7%	—%	nm
The 2014 increase in our consolidated calendar year net loss ratio reflects an 11.4 percentage point increase attributable to favorable net loss development from prior accident years of $48.1 million in 2014 versus $53.1 million recognized in first quarter of 2013. Approximately $1.3 million of the 2014 favorable net loss development was in our new Workers' Compensation segment. The ratio increase attributable to lower favorable development was partially offset by a 2.1 percentage point decline in our current accident year net loss ratio. The increase in current accident year loss ratio for our Specialty P&C segment was attributable both to higher estimates of unallocated loss adjustment expenses and to changes in our mix of business. The addition of our Workers' Compensation segment in 2014 increased our consolidated calendar year ratio by 3.8 percentage points and reduced our consolidated current accident year ratio by 5.2 percentage points.

The following table shows our underwriting expense ratio by segment:

	Three Months Ended March 31
	2014	2013	Change
Underwriting Expense Ratio
Consolidated ratio	30.6%	27.7%	2.9
Specialty P&C	26.7%	24.7%	2.0
Workers' Compensation	34.3%	—%	nm
Lloyd's Syndicate (1)	0.5%	—%	nm
Corporate (2)	1.4%	3.1%	(1.7)

Effect on consolidated ratio of Workers' Compensation and Lloyd's Segments, both new in 2014	2.0%	—%

(1) The Lloyd's segment is not yet contributing net premiums earned. Ratio shown is the contribution of the Lloyd's segment to the consolidated ratio (Lloyd's expenses divided by consolidated net premium earned).

(2) There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate expenses divided by consolidated net premium earned).

The expense ratio for each of our segments for both the 2014 and 2013 three-month periods was impacted by costs associated with discrete events of the period, primarily transaction related costs associated with acquisitions or one-time costs such as professional fees. Specialty P&C segment expenses associated with such discrete events were approximately $0.1 million lower in 2014 as compared to 2013 which reduced the segment's expense ratio by 0.2 percentage points in 2014 as compared to 2013. Workers’ Compensation segment expenses associated with discrete events were approximately $2.0 million in 2014 and increased the segment's expense ratio by 4.3 percentage points. Our Corporate segment had no expenses associated with discrete events in 2014 and approximately $1.3 million in 2013, which had the effect of reducing our Corporate segment contribution to our consolidated expense ratio by approximately 1.0 percentage point in 2014 as compared to 2013. All of the expense incurred in our Lloyd's segment in 2014 were start up costs. On a consolidated basis, costs associated with discrete events increased our consolidated expense ratio by 1.3 percentage points in 2014 and 1.2 percentage points in 2013.
Exclusive of the discrete events listed above, the remaining 1.9 percentage point increase in our Specialty P&C segment expense ratio for the 2014 three-month period principally reflected lower net premiums earned and an increase in amortization of deferred policy acquisition costs due to capitalization of certain compensation costs beginning in 2013.
Taxes
Our effective tax rate was 23.9% for the 2014 three-month period, a 7.4 percentage point increase as compared to 2013. Our effective tax rate for the 2013 three-month period was reduced by a gain on acquisition that was not taxable. Also, our 2014 effective tax rate reflected a reduced benefit from tax preferred investments.

Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 18.8 percentage points in the 2014 three-month period, reflecting higher net loss and expense ratios, and a decline in our investment ratio of 6.6 percentage points.
Return on equity (ROE) was 7.9% and 13.4% in the 2014 and 2013 three-month periods, respectively. Our calculation of return on equity for the 2013 three-month period excluded the effect of the $35.5 million gain on acquisition.
Book Value per Share
Our book value per share at March 31, 2014 as compared to December 31, 2013 is shown in the following table. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2013	$39.13
Increase (decrease) to book value per share during the three months ended March 31, 2014 attributable to:
Dividends declared	(0.30)
Net income	0.76
Increase in accumulated other comprehensive income	0.18
Other, primarily the repurchase of shares	(0.26)
Book Value Per Share at March 31, 2014	$39.51
Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments or recoupments and gain on acquisition. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended March 31
(In thousands, except per share data)	2014	2013
Net income	$46,731	$112,850
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(2,744)	(26,680)
Guaranty fund assessments (recoupments)	6	(1)
Gain on acquisition	—	(35,492)
Pre-tax effect of exclusions	(2,738)	(62,173)
Tax effect, at 35%, exclusive of non-taxable gain on acquisition	958	9,338
Operating income	$44,951	$60,015
Per diluted common share:
Net income	$0.76	$1.82
Effect of exclusions	(0.03)	(0.85)
Operating income per diluted common share	$0.73	$0.97
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology and life sciences products liability insurance as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three months ended March 31, 2014 and 2013 were $33.1 million and $45.1 million, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Net premiums written	$138,450	$150,053	$(11,603)	(7.7%)
Net premiums earned	$126,236	$134,578	$(8,342)	(6.2)%
Net losses and loss adjustment expenses	$60,960	$57,626	$3,334	5.8%
Underwriting, policy acquisition and operating expenses	$33,720	$33,184	$536	1.6%
Net loss ratio	48.3%	42.8%	5.5
Underwriting expense ratio	26.7%	24.7%	2.0
Premiums Written
Changes in our premium volume within our Specialty P&C segment are driven by four primary factors: (1) the amount of new business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market remains challenging as physicians continue joining hospitals or larger group practices and are thus no longer purchasing insurance in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Gross premiums written	$152,343	$163,210	$(10,867)	(6.7%)
Ceded premiums written	(13,893)	(13,157)	(736)	5.6%
Net premiums written	$138,450	$150,053	$(11,603)	(7.7%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Professional liability
Physicians:
Twelve month term	$103,512	$117,075	$(13,563)	(11.6%)
Twenty-four month term	7,253	6,433	820	12.7%
Total Physicians	110,765	123,508	(12,743)	(10.3%)
Other healthcare providers	8,826	8,705	121	1.4%
Healthcare facilities	10,794	10,203	591	5.8%
Legal professionals	8,784	8,072	712	8.8%
Tail coverages	5,710	6,319	(609)	(9.6%)
Total professional liability	144,879	156,807	(11,928)	(7.6%)
Medical technology and life sciences products liability	6,907	5,885	1,022	17.4%
Other	557	518	39	7.5%
Total	$152,343	$163,210	$(10,867)	(6.7%)
Physician policies were our greatest source of premium revenues in both 2014 and in 2013. We wrote approximately $4.7 million of new physician business during the first quarter of 2014 as compared to new business during the first quarter of 2013, exclusive of 2013 business acquisitions, of $4.8 million. Our retention rate for our standard physician business was approximately 87% for the first quarter of both 2014 and 2013. We calculate our retention rate as annualized retained premium divided by all annualized premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.
The pricing of our renewed physician business averaged 1% lower than the expiring premiums during 2014. The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium, as compared to 2013, primarily reflects the normal cycle of renewals (policies subject to renewal in 2014 were previously written in 2012 rather than in 2013). There was no significant volume change associated with twenty-four month policies during the first quarter of 2014.
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. Our retention rate for these coverages was approximately 78% and 83% for the three months ended March 31, 2014 and 2013, respectively. We wrote new business associated with these coverages of approximately $0.8 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased in 2014, principally due to the timing of renewals. Our retention rate for these coverages was approximately 83% and 80% for the three months ended March 31, 2014 and 2013, respectively. We wrote new business associated with these coverages of approximately $0.8 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.
Our legal professionals policies are offered throughout the United States, principally through agent and brokerage arrangements. We wrote new business associated with these coverages of approximately $1.1 million for the three months ended March 31, 2014 as compared to new business for the three months ended March 31, 2013, exclusive of 2013 business acquisitions, of $0.6 million.
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.
Our medical technology and life sciences products liability (products liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products. Our products liability premiums written in 2014 included approximately $1.4 million of new business.
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our primary arrangements we retain the first $1 million in risk insured by us and cede any coverages in excess of this amount, except for our products liability coverages, where we retain 20% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Effective January 1, 2014 one of our subsidiaries began ceding premium to Lloyd's Syndicate 1729, net of a related ceding commission. The amount of the cession totaled $4.9 million for the three months ended March 31, 2014 and the related ceding commission totaled $1.3 million. As previously discussed, we are a 58% participant in Lloyd's Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's segment on a quarter delay. We will delay recording the Specialty P&C results for this agreement until the second quarter of 2014 as the amounts are not material and this permits Specialty P&C results to be reported in the same period as the related Lloyd's segment results. Elimination of the inter-segment portion (58% of the Specialty P&C cession) of the transaction will also be recorded in the second quarter of 2014.
Ceded premiums written for the three months ended March 31, 2014 and 2013 were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Primary reinsurance arrangements	$5,470	$5,461	$9	0.2%
Shared risk arrangements (1)	6,770	6,987	(217)	(3.1%)
Other ceded premiums written	5,328	5,539	(211)	(3.8%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (2)	(3,675)	(4,830)	1,155	(23.9%)
Total ceded premiums written	$13,893	$13,157	$736	5.6%

(1)
We have entered into various shared risk arrangements, including quota share, fronting, and facultative arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health Certitude Program and our CAPAssurance Program.

(2)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance agreement are known. As a part of the process of estimating our loss reserves we also make estimates regarding the amounts recoverable under our reinsurance agreements. As previously discussed, the amounts ultimately owed under our reinsurance agreements are subject to the losses ceded under the agreements. In both 2014 and 2013, on a net basis, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2014 and 2013 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended March 31
	2014	2013	Change
Ceded premiums ratio, as reported	9.1%	8.1%	1.0
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(2.4%)	(2.9%)	0.5
Ratio, current accident year	11.5%	11.0%	0.5
The change in the current accident year ratio reflected several factors. Premium volume from retained coverages was lower in 2014 than in 2013, which reduced gross written premium but had no effect on ceded premiums written, and thus increased the ratio. This increase was offset to an extent by the 2014 decline in ceded written premium, previously discussed.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Gross premiums earned	$137,185	$143,532	$(6,347)	(4.4%)
Premiums ceded	(10,949)	(8,954)	(1,995)	22.3%
Net premiums earned	$126,236	$134,578	$(8,342)	(6.2%)
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
The decrease in gross premiums earned in 2014 primarily reflected the pro-rata effect of lower physician premiums written during the preceding twelve months. The increase in premiums ceded during 2014 is primarily due to prior accident year ceded premiums reductions, which were $1.2 million lower in 2014 than in 2013 (see discussion under the heading "Ceded Premiums Written" above). Ceded premiums also reflect an increase due to premium growth associated with certain shared risk arrangements begun in 2013 and 2014.
Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.
Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent over 90% of the premiums written in our Specialty P&C segment, the insured event generally becomes a liability when the event is first reported to the insurer. For occurrence policies the insured event becomes a liability when the event takes place. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was significantly affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the three months ended March 31, 2014 and 2013 compare as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2014	2013	Change
Calendar year net loss ratio	48.3%	42.8%	5.5
Less prior accident year net loss ratio	(37.1%)	(39.5%)	2.4
Current accident year net loss ratio, as reported	85.4%	82.3%	3.1
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years, net (2)	(2.5%)	(3.0%)	0.5
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	87.9%	85.3%	2.6

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net earned premiums (the denominator of the current accident year ratio) in both 2014 and 2013. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The remaining increase in the current accident year net loss ratio reflects the effect of ceding a greater portion of our total premiums, a higher accrual for internal claims adjustment expenses and additional costs for administrative claims now recognized on a more timely, quarterly basis rather than as part of the fourth quarter reserve review adjustment.

We recognized favorable loss development related to previously established reserves, on a gross basis, of $52.1 million and $60.0 million during the three months ended March 31, 2014 and 2013, respectively. On a net basis, we recognized favorable development of $46.8 million and $53.1 million during three months ended March 31, 2014 and 2013, respectively. The net basis reflects the favorable development recognized with respect to our ceded coverage layers. We re-evaluate our previously established reserves each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three months ended March 31, 2014 principally related to accident years 2007 through 2011. Development recognized during the three months ended March 31, 2013 principally related to accident years 2005 through 2010. A detailed discussion of factors influencing our recognition of loss development recognized is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses."
Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2014 and 2013.
Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of underwriting, policy acquisition and operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Underwriting, policy acquisition and operating expenses	$33,720	$33,184	$536	1.6%
The following table highlights the effect of certain discrete events on expenses in the first quarter of 2014 and 2013.

Expense Increase (Decrease)
(In millions)	2014 versus 2013
Capitalization of certain compensation costs beginning in 2013 resulted in increased amortization of deferred policy acquisition costs in 2014 as compared to 2013.	$0.9
Other variations not individually significant	(0.3)
Expenses associated with discrete events:
Amortization of deferred policy acquisition costs associated with entities acquired in 2013 increased in 2014 as amortization was lower than considered normal in 2013 due to the application of GAAP purchase accounting rules.	1.7
Transaction-related costs associated with entities acquired in 2013, principally professional fees and one time compensation costs	(1.8)
Net change in expenses	$0.5

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio was affected in both 2014 and 2013 by ceded premium reductions related to prior accident years, as discussed under the heading "Ceded Premiums Written," and by expenses associated with discrete events related to business expansion (see table above):

	Underwriting Expense Ratio
	Three Months Ended March 31
	2014	2013	Change
Underwriting expense ratio, as reported	26.7%	24.7%	2.0
Less estimated ratio increase (decrease) attributable to:
Net ceded premium reductions, prior accident years	(0.6%)	(0.9%)	0.3
Expenses associated with discrete events (see table above)	0.2%	0.4%	(0.2)
Underwriting expense ratio, less listed effects	27.1%	25.2%	1.9
As compared to the first quarter of 2013, our 2014 first quarter underwriting expense ratio was also affected by the following:

(In percentage points)	Increase (decrease), 2014 versus 2013
Estimated ratio increase (decrease) attributable to:
Increase in DPAC amortization, compensation related (see table above)	0.7
Lower net premiums earned	1.0
Other	0.2
Net increase/(decrease) in ratio	1.9

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 employees or fewer and alternative market solutions, as discussed in Note 13 to the Notes to Condensed Consolidated Financial Statements. Our Workers Compensation operations were acquired from Eastern in 2014. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three months ended March 31, 2014 were $0.4 million and included the following:

($ in thousands)	2014
Net premiums written	$60,591
Net premiums earned	$45,494
Net losses and loss adjustment expenses	$28,548
Underwriting, policy acquisition and operating expense	$15,589
Segregated portfolio cell dividend expense	$1,049

Net loss ratio	62.8%
Underwriting expense ratio	34.3%
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: 1) the amount of new business written, 2) retention of our existing book of business, 3) premium rates charged on our renewal book of business, and 4) audit premium.
Gross, ceded and net premiums written for the three months ended March 31, 2014 were as follows:

(In thousands)	2014
Gross premiums written	$65,930
Ceded premiums written	(5,339)
Net premiums written	$60,591
Gross premiums written in our traditional and alternative market business for the three months ended March 31, 2014 were as follows:

(In thousands)	2014
Traditional business	$48,244
Alternative market business	17,686
Gross premiums written	$65,930
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is ceded 100% to the segregated portfolio cells at our wholly owned Cayman Island reinsurance subsidiary, Eastern Re, and two unaffiliated captive insurance companies. Additional information regarding the operations of the segregated portfolio cells is included in the Underwriting, policy acquisition and operating expense section below.
Gross Premiums Written
Gross premiums written during the first three months of 2014 reflected the following:
Our retention rate was approximately 82.0% for the three months ended March 31, 2014. We calculate our Workers' Compensation retention rate as annualized retained premium divided by all annualized premium subject to renewal. The relatively low retention rate for the three months ended March 31, 2014 reflects the impact of price competition in the marketplace.
The pricing of our renewed business averaged 1.7% higher than that of our expiring premium during the 2014 three-month period. The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.
In addition to the effects of retention and renewal pricing factors discussed above, premium volume reflected new business of approximately $12.0 million and audit premium of $0.3 million for the three months ended March 31, 2014.

Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written for the three months ended March 31, 2014 were as follows:

(In thousands)	2014
Premiums ceded to external reinsurers	$4,692
Return premium estimate under external reinsurance	(963)
Premiums ceded to unaffiliated captive insurers	1,610
Total ceded premiums written	$5,339
We retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. The return premium estimate reflects an improvement in the loss experience under the reinsurance contract for the three months ended March 31, 2014. We cede 100% of premiums written under two alternative market programs to an unaffiliated captive insurer.
Ceded Premiums Ratio

2014
Ceded premiums ratio, as reported	8.1%
Return premium estimated under external reinsurance	1.5%
Premiums ceded to unaffiliated captive insurers (100%)	(2.5%)
Ceded premiums ratio, less the effects of above	7.1%
Ceded premiums under our primary external reinsurance contract represented 7.1% of gross premiums written for the three months ended March 31, 2014. We cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis.
Net Premiums Earned
Net premiums earned for the three months ended March 31, 2014 were as follows:

(In thousands)	2014
Gross premiums earned	$50,135
Ceded premiums earned	(4,641)
Net premiums earned	$45,494
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro-rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insured payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. There was no change in the EBUB estimate during the three months ended March 31, 2014.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar period loss ratio were as follows:

2014
Calendar year net loss ratio	62.8%
Less prior accident year net loss ratio	(2.9%)
Current accident year net loss ratio, as reported	65.7%
Less impact of audit premium on loss ratio	(0.4%)
Current accident year net loss ratio, excluding the effect of audit premium	66.1%
We recorded a reduction in prior accident year reserves related to our SPCs which reflected better than anticipated loss experience during the first quarter of 2014, as well as amortization associated with the purchase accounting fair value adjustment. There were no prior year reserve adjustments related to our traditional business. We recognized audit premium from customers during the first quarter of 2014, which reduced the current accident year net loss ratio. Audit premium from customers results in a decrease in the net loss ratio, whereas audit premium returned to customers results in an increase in the net loss ratio.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses for the three months ended March 31, 2014 were $15.6 million. These expenses include commissions, premium taxes, and underwriter salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of ceding commission income.
The following table highlights certain discrete events affecting expenses in the first quarter of 2014:

Expense Increase (Decrease)
(In thousands)	2014
One-time professional fees	$433
Transaction-related expenses	$1,517
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the three months ended March 31, 2014, including the impact of audit premium and certain discrete items, was as follows:

Underwriting Expense Ratio
2014
Underwriting expense ratio, as reported	34.3%
Transaction-related expenses	(3.3%)
One-time professional fees	(1.0%)
Amortization of intangible assets	(2.9%)
Impact of audit premium	0.2%
Underwriting expense ratio, less listed effects	27.3%

Segregated Portfolio Cell Dividend Expense
Our wholly owned Cayman Islands subsidiary, Eastern Re, provides turn-key workers' compensation alternative market solutions that include program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio cell management services. The asset management and segregated portfolio cell management services are outsourced to a third party. Alternative market customers include individual companies, groups and/or associations (known as segregated portfolio cell dividend participants). Segregated portfolio cell dividend expense for each period represents the difference between total revenue and the sum of net losses and loss adjustment expenses and underwriting, policy acquisition and operating expenses attributable to the alternative market business ceded to the segregated portfolio cells of Eastern Re, net of any participation we have taken in the segregated portfolio cells.
The segregated portfolio cells are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each segregated portfolio cell are solely for the benefit of that individual cell and each segregated portfolio cell is solely responsible for the liabilities of that individual cell. Assets of one segregated portfolio cell are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected segregated portfolio cells. Our average participation, based on earned premium volume of segregated cells in total, approximates 27% for the three months ended March 31, 2014. Under the segregated portfolio cell structure, the net operating results of each cell, net of our participation, are due to the segregated portfolio cell participants of that cell.
Segregated portfolio cell dividend expense for the three months ended March 31, 2014 was as follows:

(In thousands)	2014
Segregated portfolio cell dividend expense	$1,049

Segment Operating Results - Lloyd's Syndicate
Our Lloyd's Syndicate segment reflects the results of our 58% participation in Syndicate 1729. Syndicate 1729 began writing business on January 1, 2014 and underwrites risks over a wide range of property and casualty insurance and reinsurance lines. We report Syndicate 1729 and other UK entity results on a quarter delay, although investment results associated with our FAL investments are reported concurrently as those results are available on an earlier time frame.
Segment operating results for our Lloyd's Syndicate segment for the three months ended March 31, 2014 were a net loss of $0.9 million. Results included the following:

Three months ended March 31,
(In thousands)	2014
Net premiums written	$—
Net premiums earned	$—
Net investment income	$15
Net losses and loss adjustment expenses	$—
Underwriting, policy acquisition and operating expense	$875
As discussed in our Specialty P&C segment operating results, effective January 1, 2014, Syndicate 1729 entered into a reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and will pay a ceding commission related to the amount assumed. We will delay recording our Lloyd's Syndicate segment's 58% share of the assumed premium and related ceding commission for this agreement until the second quarter as the amounts are not material and this permits Lloyd's Syndicate segment operating results to be reported in the same period as the related Specialty P&C segment operating results.
In addition, during the 2014 three-month period, we have incurred certain start up costs associated with the operations of Syndicate 1729 of approximately $0.9 million.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three months ended March 31, 2014 and 2013 were $14.0 million and $67.8 million, respectively. Results included the following:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Net investment income	$29,717	$32,126	$(2,409)	(7.5%)
Equity in earnings of unconsolidated subsidiaries	$1,751	$(223)	$1,974	<(100%)
Total net realized investment gains (losses)	$2,744	$26,680	$(23,936)	(89.7%)
Operating expense	$2,449	$4,108	$(1,659)	(40.4%)
Interest expense	$3,570	$371	$3,199	>100%
Income taxes	$14,678	$22,334	$(7,656)	(34.3%)
Gain on acquisition	$—	$35,492	$(35,492)	(100.0%)
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of business owned life insurance (BOLI) contracts. Investment fees and expenses are deducted from investment income.
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Fixed maturities	$28,026	$30,854	$(2,828)	(9.2%)
Equities	2,267	2,183	84	3.8%
Short-term investments and Other invested assets	1,412	448	964	>100%
Business owned life insurance	446	436	10	2.3%
Investment fees and expenses	(2,434)	(1,795)	(639)	35.6%
Net investment income	$29,717	$32,126	$(2,409)	(7.5%)
Fixed Maturities
The decrease in our income from fixed maturity securities for the three months ended March 31, 2014 was primarily due to lower average investment balances. Although we added fixed securities valued at $111 million to our portfolio in 2014 as a result of the Eastern merger, we reduced the size of our fixed portfolio over the last year in order to purchase Eastern, repay debt, repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 8% lower for the three-month period of 2014 as compared to the same period in 2013.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2014	2013
Average income yield	3.6%	3.6%
Average tax equivalent income yield	4.2%	4.2%
Yields on fixed maturity securities remained flat as compared to the same period in the prior year. Yields for 2014 reflected higher income from Treasury Inflation-Protected Securities of $0.5 million, but also reflected a decline related to fixed maturity securities acquired in the Eastern transaction which had lower average yields than our other securities.

Equities
Income from our equity portfolio remained relatively flat in the 2014 three-month period as compared to the same period in 2013, though average investment balances were approximately 30% higher in 2014 primarily due to the acquisition of Eastern. Income remained flat due to the timing of dividends declared, as dividend declarations are determined by the underlying equities.
Short-term Investments and Other Invested Assets
Income from our other invested assets increased for the 2014 three-month period and principally reflected increased distributions received from an interest in a LP that we account for using the cost method.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended March 31
($ in thousands)	2014	2013	Change
Investment LPs/LLCs	$3,422	$1,848	$1,574	85.2%
Tax credit partnerships	(1,671)	(2,071)	400	(19.3%)
Equity in earnings (loss) of unconsolidated subsidiaries	$1,751	$(223)	$1,974	<(100%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The improved results for 2014 principally reflect earnings from an LP changed from the cost to the equity method in the fourth quarter of 2013 as well as higher earnings from our other LPs.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record amortization of our investment each period based on our allocable portion of the projected operating losses of the underlying properties. Amortization is adjusted periodically as actual operating results of the underlying properties become available. The decrease in tax credit partnership amortization during 2014 primarily reflected reductions to amortization during 2014 that were attributable to the re-estimation of inception-to-date amortization of certain partnership interests.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2014 and 2013 as follows:

	Three Months Ended March 31
(In thousands)	2014	2013
Tax credits recognized during the period	$4,385	$4,468
Deferred tax benefit of amortization	$585	$725

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

	Three Months Ended March 31
(In thousands)	2014	2013
GAAP net investment result:
Net investment income	$29,717	$32,126
Equity in earnings (loss) of unconsolidated subsidiaries	1,751	(223)
GAAP net investment result	$31,468	$31,903

Pro forma tax-equivalent investment results	$43,276	$44,313

Reconciliation of pro forma and GAAP tax-equivalent investment results:
Pro forma tax-equivalent investment results	$43,276	$44,313
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	(4,436)	(4,922)
BOLI	(240)	(235)
Dividends received	(386)	(379)
Tax credit partnerships	(6,746)	(6,874)
GAAP net investment result	$31,468	$31,903
Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2014	2013
Net impairments, attributable to fixed maturity impairments recognized in earnings	$(50)	$—
Gross realized gains, available-for-sale securities	805	3,114
Gross realized (losses), available-for-sale securities	(54)	(75)
Net realized gains (losses), trading securities	13,783	2,789
Net realized gains (losses), Other investments	198	—
Change in unrealized holding gains (losses), trading securities	(12,946)	20,852
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	1,008	—
Net realized investment gains (losses)	$2,744	$26,680
All impairments of debt securities recognized during the three months ended March 31, 2014 were credit-related.
On a net basis for the 2014 three-month period, sales of our trading securities generated realized gains which reduced trading security unrealized holding gains (losses). In addition, convertible securities contributed by Eastern produced unrealized holding gains. For the 2013 three-month period, unrealized trading portfolio gains reflected improved stock market valuations.

Operating Expenses
Operating expenses for the three months ended March 31, 2014 and 2013 were $2.4 million and $4.1 million, respectively. The decrease in 2014 is primarily due to discrete costs specific to the first quarter of 2013.
Interest Expense
Interest expense increased during the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to the issuance of unsecured senior notes in the fourth quarter of 2013 which carried a higher interest rate and is greater in amount than our average borrowing outstanding in 2013. Additionally, our weighted average outstanding debt approximated $250 million for the three months ended March 31, 2014 while $125 million for the same period in 2013.
Interest expense for the three months ended March 31, 2014 and 2013 is provided in the following table:

	Three Months Ended March 31
(In thousands)	2014	2013	Change
Senior notes due 2023	$3,362	$—	$3,362
Revolving credit agreement (including fees and amortization)	92	363	(271)
Other	116	8	108
	$3,570	$371	$3,199
Taxes
Factors affecting our effective tax rate include the following:

	Three Months Ended March 31
	2014	2013
Statutory rate	35.0%	35.0%
Tax-exempt income	(5.1%)	(5.8%)
Tax credits	(6.8%)	(7.3%)
Non-taxable gain on acquisition	—%	(5.9%)
Other	0.8%	0.5%
Effective tax rate	23.9%	16.5%
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both the first quarter of 2014 and 2013 were different from the statutory Federal income tax rate primarily because a portion of our investment income was not taxable and because we utilized tax credit benefits transferred from our tax credit partnership investments. In addition, the 2013 gain on acquisition was not taxable.
Tax benefits recognized, related to the tax credits, approximated $4.4 million for the three months ended March 31, 2014 as compared to $4.5 million for the 2013 three-month period.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2014 and December 31, 2013. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	March 31, 2014
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$190	$188	$184	$181	$178
U.S. Government-sponsored enterprise obligations	40	40	39	38	36
State and municipal bonds	1,231	1,209	1,171	1,126	1,081
Corporate debt	1,501	1,462	1,411	1,358	1,307
Asset-backed securities	463	460	451	435	420
All fixed maturity securities	$3,425	$3,359	$3,256	$3,138	$3,022

Duration:
U.S. Treasury obligations	3.48	3.44	3.40	3.35	3.34
U.S. Government-sponsored enterprise obligations	2.54	2.65	2.83	2.84	2.81
State and municipal bonds	3.40	3.58	3.81	3.98	4.04
Corporate debt	3.79	3.83	3.84	3.81	3.76
Asset-backed securities	1.89	2.42	3.03	3.46	3.70
All fixed maturity securities	3.36	3.51	3.68	3.78	3.82

	December 31, 2013
Fair Value (in millions):
U.S. Treasury obligations	$176	$174	$171	$168	$165
U.S. Government-sponsored enterprise obligations	34	34	33	32	30
State and municipal bonds	1,220	1,195	1,155	1,107	1,061
Corporate debt	1,453	1,413	1,361	1,308	1,257
Asset-backed securities	410	406	398	385	371
All fixed maturity securities	$3,293	$3,222	$3,118	$3,000	$2,884

Duration:
U.S. Treasury obligations	3.85	3.81	3.77	3.72	3.68
U.S. Government-sponsored enterprise obligations	2.82	3.07	3.15	3.12	3.07
State and municipal bonds	3.61	3.84	4.07	4.20	4.25
Corporate debt	4.10	4.13	4.09	4.03	3.96
Asset-backed securities	2.08	2.55	3.12	3.57	3.80
All fixed maturity securities	3.60	3.80	3.90	4.00	4.00

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
Our cash, restricted cash and short-term investment portfolio at March 31, 2014 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2014, 92% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $275 million at March 31, 2014 and $251 million at December 31, 2013, with the 2014 increase primarily attributable to our acquisition of Eastern. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At March 31, 2014 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed below, was $236 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $258 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $213 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis. Furthermore, these bond fund investments are held by the segregated portfolio cells of our Eastern Re insurance subsidiary and any change in the fair value of these investments accrues primarily to the preferred stock holders of the related portfolio cell.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2014. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter. On January 1, 2014 we completed the acquisition of Eastern Insurance Holdings, Inc.(Eastern). Our management has concluded that it will exclude Eastern's systems and processes from the scope of ProAssurance's assessment of internal control over financial reporting as of December 31, 2014 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). We are excluding Eastern from that scope because we will not have completed our assessment of Eastern's systems and processes by that date.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 8 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2013 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (in thousands)
January 1 - 31, 2014	465,208	$46.89	465,208	$180,803
February 1 - 28, 2014	598,800	$45.92	598,800	$153,294
March 1 - 31, 2014	774,000	$44.32	774,000	$118,972
Total	1,838,008	$45.49	1,838,008

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

10.1
Retention and Severance Compensation Agreement effective January 1, 2014, between ProAssurance and Michael L. Boguski, a copy of which was filed as an exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by this reference.

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
May 8, 2014

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)