Form 10-Q
period 2014-06-30
PROASSURANCE CORP
filed 2014-08-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2014, there were 58,333,988 shares of the registrant’s common stock outstanding.

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
Forward-looking statements relating to our business include among other things: statements concerning future liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and loss reserve, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
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

•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
•	the effects of changes in the healthcare delivery system, including but not limited to the Patient Protection and Affordable Care Act (the Healthcare Reform Act);
•	consolidation of healthcare providers resulting in entities that are more likely to self-insure a substantial portion of their healthcare professional liability risk;
•	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
•	changes in the availability, cost, quality, or collectability of insurance/reinsurance;
•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
•	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
•	loss or consolidation of independent agents, agencies, brokers, or brokerage firms;
•	changes in our organization, compensation and benefit plans;
•	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;
•	our ability to retain and recruit senior management;
•	the availability, integrity and security of our technology infrastructure;
•	the impact of a catastrophic event, as it relates to both our operations and our insured risks;

•	the impact of acts of terrorism and acts of war;
•	the effects of terrorism related insurance legislation and law;
•	assessments from guaranty funds;
•	our ability to achieve continued growth through expansion into other states or through acquisitions or business combinations;
•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
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
•
Syndicate operating results can be affected by decisions made by the Council of Lloyd's over which the management of Syndicate 1729 has little ability to control, such as a decision to not approve the business plan of the Syndicate, or a decision to increase the capital required to continue operations, and by our obligation to pay levies to Lloyd's;

•
Lloyd's insurance and reinsurance relationships and distribution channels could be disrupted or Lloyd's trading licenses could be revoked making it more difficult for Syndicate 1729 to distribute and market its products; and

•	rating agencies could downgrade their ratings of Lloyd's as a whole.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K, and our regular reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,147,334 and $3,026,256, respectively	$3,272,990	$3,118,049
Equity securities, trading, at fair value; cost, $258,377 and $203,308, respectively	301,114	253,541
Short-term investments	172,868	248,605
Business owned life insurance	55,272	54,374
Investment in unconsolidated subsidiaries	242,811	214,236
Other investments, $31,544 at fair value at June 30, 2014, otherwise at cost or amortized cost	93,478	52,240
Total Investments	4,138,533	3,941,045
Cash and cash equivalents	210,659	129,383
Restricted Cash	—	78,000
Premiums receivable	215,178	115,403
Receivable from reinsurers on paid losses and loss adjustment expenses	5,766	3,231
Receivable from reinsurers on unpaid losses and loss adjustment expenses	256,704	247,518
Prepaid reinsurance premiums	29,256	21,449
Deferred policy acquisition costs	43,335	28,207
Deferred tax asset	—	1,757
Real estate, net	40,394	41,010
Intangible assets	105,813	52,002
Goodwill	210,725	161,115
Other assets	141,331	329,979
Total Assets	$5,397,694	$5,150,099
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,174,293	$2,072,822
Unearned premiums	363,172	255,463
Reinsurance premiums payable	28,931	34,321
Total Policy Liabilities	2,566,396	2,362,606
Deferred tax liability	32,023	—
Other liabilities	188,504	143,079
Long-term debt, at amortized cost	250,000	250,000
Total Liabilities	3,036,923	2,755,685
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,283,343 and 62,096,787 shares issued, respectively	623	621
Additional paid-in capital	355,399	349,894
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $43,376 and $32,127, respectively	81,653	59,661
Retained earnings	2,076,742	2,015,603
Treasury shares, at cost, 3,601,764 shares and 900,281 shares, respectively	(153,646)	(31,365)
Total Shareholders’ Equity	2,360,771	2,394,414
Total Liabilities and Shareholders’ Equity	$5,397,694	$5,150,099
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2013	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
Common shares reacquired	—	—	—	—	(122,281)	(122,281)
Common shares issued for compensation	—	2,685	—	—	—	2,685
Share-based compensation	—	5,641	—	—	—	5,641
Net effect of restricted and performance shares issued and stock options exercised	2	(2,821)	—	—	—	(2,819)
Dividends to shareholders	—	—	—	(35,534)	—	(35,534)
Other comprehensive income (loss)	—	—	21,992	—	—	21,992
Net income	—	—	—	96,673	—	96,673
Balance at June 30, 2014	$623	$355,399	$81,653	$2,076,742	$(153,646)	$2,360,771

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2012	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
Common shares issued for compensation	—	2,805	—	—	—	2,805
Share-based compensation	—	4,708	—	—	—	4,708
Net effect of restricted and performance shares issued and stock options exercised	2	(3,448)	—	—	—	(3,446)
Dividends to shareholders	—	—	—	(30,842)	—	(30,842)
Other comprehensive income (loss)	—	—	(70,318)	—	—	(70,318)
Net income	—	—	—	163,301	—	163,301
Balance at June 30, 2013	$621	$345,845	$75,062	$1,915,316	$(56)	$2,336,788
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues
Net premiums earned	$176,303	$130,352	$348,032	$264,930
Net investment income	30,225	33,267	59,957	65,393
Equity in earnings (loss) of unconsolidated subsidiaries	719	(2,972)	2,470	(3,195)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	—	(71)	(50)	(71)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	—	—	—	—
Net impairment losses recognized in earnings	—	(71)	(50)	(71)
Other net realized investment gains (losses)	13,046	8,542	15,840	35,222
Total net realized investment gains (losses)	13,046	8,471	15,790	35,151
Other income	2,154	1,687	4,249	3,500
Total revenues	222,447	170,805	430,498	365,779
Expenses
Losses and loss adjustment expenses	104,052	77,379	200,104	138,266
Reinsurance recoveries	(5,139)	(6,770)	(11,683)	(10,031)
Net losses and loss adjustment expenses	98,913	70,609	188,421	128,235
Underwriting, policy acquisition and operating expenses	52,157	34,959	104,672	72,244
Segregated portfolio cells dividend expense	1,789	—	2,838	—
Interest expense	3,521	392	7,091	763
Total expenses	156,380	105,960	303,022	201,242
Gain on acquisition	—	—	—	35,492
Income before income taxes	66,067	64,845	127,476	200,029
Provision for income taxes
Current expense (benefit)	14,389	16,441	22,294	24,215
Deferred expense (benefit)	1,736	(2,047)	8,509	12,513
Total income tax expense (benefit)	16,125	14,394	30,803	36,728
Net income	49,942	50,451	96,673	163,301
Other comprehensive income (loss), after tax, net of reclassification adjustments	11,247	(62,564)	21,992	(70,318)
Comprehensive income	$61,189	$(12,113)	$118,665	$92,983
Earnings per share:
Basic	$0.84	$0.82	$1.60	$2.64
Diluted	$0.84	$0.81	$1.59	$2.63
Weighted average number of common shares outstanding:
Basic	59,524	61,825	60,383	61,766
Diluted	59,742	62,046	60,615	62,005
Cash dividends declared per common share	$0.30	$0.25	$0.60	$0.50
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2014	2013
Operating Activities
Net income	$96,673	$163,301
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	23,974	24,442
Gain on acquisition	—	(35,492)
Net realized investment gains	(15,790)	(35,151)
Share-based compensation	5,641	4,708
Deferred income taxes	8,509	12,513
Policy acquisition costs, net amortization (net deferral)	(4,535)	(4,245)
Other	(6,380)	(6,056)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(27,786)	(10,563)
Reinsurance related assets and liabilities	(17,128)	1,812
Other assets	(6,017)	(42,065)
Reserve for losses and loss adjustment expenses	(50,284)	(61,298)
Unearned premiums	27,441	2,469
Other liabilities	(5,184)	(26,647)
Net cash provided (used) by operating activities	29,134	(12,272)
Investing Activities
Purchases of:
Fixed maturities, available for sale	(365,421)	(307,439)
Equity securities, trading	(56,006)	(53,339)
Other investments	(19,535)	(3,805)
Funding of tax credit limited partnerships	(5,348)	(32,332)
Investment in unconsolidated subsidiaries	(16,603)	(3,190)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	342,347	373,186
Equity securities, trading	85,477	59,400
Other investments	10,288	1,364
Net sales or maturities (purchases) of short-term investments	99,244	(14,732)
Cash received in acquisitions	35,013	22,780
Unsettled security transactions, net	19,866	(3,102)
(Increase) decrease in restricted cash	78,000	—
Other	6,065	(3,571)
Net cash provided (used) by investing activities	213,387	35,220
Continued on following page.

	Six Months Ended June 30
	2014	2013
Financing Activities
Repurchase of common stock	(119,593)	—
Dividends to shareholders	(36,223)	(15,320)
Other	(5,429)	(6,945)
Net cash provided (used) by financing activities	(161,245)	(22,265)
Increase (decrease) in cash and cash equivalents	81,276	683
Cash and cash equivalents at beginning of period	129,383	118,551
Cash and cash equivalents at end of period	$210,659	$119,234

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$205,244	$153,700
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2013 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2014 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty Property and Casualty (Specialty P&C), Workers' Compensation, Lloyd's Syndicate, and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.
Reclassifications
On January 1, 2014, ProAssurance began reporting unearned ceding commissions as an offset to deferred policy acquisition costs (DPAC) on the Condensed Consolidated Balance Sheet, and the December 31, 2013 Condensed Consolidated Balance Sheet has been conformed to the current presentation. Previously, unearned ceding commissions ($0.8 million at December 31, 2013) were reported in Unearned premiums. Also, ceding commission income earned for the three and six months ended June 30, 2014 and 2013 has been reported as an offset to DPAC amortization (see Note 6) which lowered DPAC amortization as previously reported for the three and six months ended June 30, 2013 by $1.5 million and $2.7 million, respectively. Total underwriting, policy acquisition and operating expense for the 2013 three- and six-month periods was not affected by the change in presentation.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names and had a carrying value of $80.0 million at June 30, 2014 and $35.2 million at December 31, 2013. Intangible assets with an indefinite life, primarily state licenses, are not amortized and had carrying values of $25.8 million at June 30, 2014 and $16.8 million at December 31, 2013. Both amortizable and non-amortizable intangible assets increased during 2014 due to intangible assets purchased in the Eastern acquisition, see Note 2. Intangible assets are evaluated for impairment on an annual basis.
Amortization expense for intangible assets for the three and six months ended June 30, 2014 was $2.6 million and $5.2 million, respectively, and was $1.3 million and $2.6 million for the three and six months ended June 30, 2013, respectively. Aggregate amortization expense for intangible assets over the next five years is estimated to be $5.2 million for the remainder of 2014, $8.3 million for 2015, $8.0 million for 2016, $5.7 million for 2017 and $5.3 million for 2018.
Other Assets and Other Liabilities
At December 31, 2013, Other assets was principally comprised of a deposit with an intermediate third-party of $205 million, related to the completion of the Eastern Insurance Holdings, Inc. (Eastern) acquisition which closed on January 1, 2014. See Note 2.
At June 30, 2014, Other liabilities included $18.7 million in segregated portfolio cell (SPC) dividends payable related to our recently acquired Workers' Compensation segment. The SPC dividend payable represents the cumulative undistributed earnings of segregated portfolio cells that are contractually payable to external preferred shareholders of the cells.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Accounting Policy Additions
The significant accounting policies adopted as a result of the acquisition of Eastern and commencement of our Lloyd's Syndicate operations effective January 1, 2014 and followed by ProAssurance in making estimates that materially affect financial reporting are as follows:
Earned But Unbilled Premiums (EBUB)
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Changes to the EBUB estimate are included in Net premiums earned in the period recognized. As of June 30, 2014, ProAssurance carried earned but unbilled premiums of $2.6 million as a part of Premiums receivable.
Convertible Bond Securities
Investments in convertible bond securities are carried at fair value as permitted by the accounting guidance for hybrid financial instruments, with changes in fair value recognized in income as a component of Net realized investment gains (losses) during the period of change. Interest on convertible bond securities is recorded on an accrual basis based on contractual interest rates and is included in Net investment income.
Foreign Currency
The functional currency of all ProAssurance foreign subsidiaries is the U.S. Dollar.
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
Compensation-Stock Compensation-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance for share-based payments in which the terms of the award provide that a performance target can be achieved after completion of the requisite service period. The new guidance provides that compensation cost for such awards should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ProAssurance plans to adopt the guidance beginning January 1, 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Adoption of the guidance is expected to have no effect on ProAssurance’s results of operations or financial position as ProAssurance has no awards with performance targets extending beyond the requisite service period.
Revenue from Contracts with Customers
Effective for fiscal years beginning after December 15, 2016, the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance plans to adopt the guidance beginning January 1, 2017. As the majority of ProAssurance's revenues come from insurance contracts which fall under the scope of other FASB standards, adoption of the guidance is expected to have no material effect on ProAssurance’s results of operations or financial position.
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
June 30, 2014

2. Business Combinations
All entities acquired in 2014 were accounted for in accordance with GAAP relating to business combinations.
On January 1, 2014, ProAssurance completed the acquisition of Eastern by purchasing 100% of its outstanding common shares for cash of $205 million. Eastern is based in Lancaster, Pennsylvania and specializes in workers' compensation insurance and reinsurance products and services, including alternative market solutions. ProAssurance incurred expenses related to the purchase of approximately $1.9 million during the first six months of 2014 and approximately $0.9 million during the year ended December 31, 2013. These expenses were included as a part of operating expenses in the periods incurred.
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

(In thousands)
Fixed maturities, available for sale	$107,131
Equity securities, trading	65,945
Cash and short-term investments	58,944
Other investments	42,133
Premiums receivable	71,989
Receivable from reinsurers on paid and unpaid losses and LAE	18,942
Intangible assets	59,000
Deferred policy acquisition costs (see discussion below)	10,593
Other assets	19,225
Reserve for losses and loss adjustment expenses	(151,755)
Unearned premiums	(80,268)
Ceded balances payable	(9,507)
Segregated portfolio cells dividends payable	(15,866)
Deferred tax liabilities, net	(12,835)
Other liabilities	(28,038)
Fair value of net assets acquired	$155,633
Goodwill	49,610
Total purchase consideration	$205,243
Intangible assets acquired included the following:

(In millions)	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Agency relationships	$27.0	15
Policyholder relationships	8.0	15
Trade names	8.0	15
Non-compete agreements	7.0	3
Total intangibles subject to amortization	$50.0	13 *

Insurance license agreements	$9.0	Indefinite
* Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

ProAssurance believes that all contractual cash flows related to acquired receivables will be collected. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables were based on three components: an actuarial estimate of the expected future net cash flows, a reduction to those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk margin adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk associated with the reserve. The fair value of the reserve, including the risk margin adjustment, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment will be amortized over the average expected life of the reserve of 6 years as a reduction to loss expenses.
The following table provides Pro Forma Consolidated Results for the three and six months ended June 30, 2014 and 2013 as if the Eastern transaction had occurred on January 1, 2013. ProAssurance Actual Consolidated Results have been adjusted by the following, net of related tax effects, to reflect the Pro Forma Consolidated Results below.

•
For the three and six months ended June 30, 2013, the ProAssurance 2013 Actual Consolidated Results, which did not include Eastern, have been adjusted to include Eastern's 2013 operating results. ProAssurance Actual Consolidated Results for the three and six months ended June 30, 2014 included Eastern's operating results (Revenue of $52.1 million and $100.4 million, respectively, and Net income of $3.6 million and $5.4 million, respectively).

•
Certain costs included in ProAssurance actual results for the three and six months ended June 30, 2014 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for the three and six months ended June 30, 2013. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Eastern operations.

•
Actual Consolidated Results for the three and six months ended June 30, 2013, were reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Eastern purchase price allocation.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$222,447	$222,447	$430,498	$430,498
Net income	$49,997	$49,942	$97,693	$96,673

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$217,643	$170,805	$456,782	$365,779
Net income	$52,538	$50,451	$167,197	$163,301

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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

Fair values of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	June 30, 2014
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$172,430	$—	$172,430
U.S. Government-sponsored enterprise obligations	—	43,411	—	43,411
State and municipal bonds	—	1,119,707	7,148	1,126,855
Corporate debt, multiple observable inputs	—	1,442,569	—	1,442,569
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	11,893	11,893
Other corporate debt, NRSRO ratings not available	—	—	2,651	2,651
Residential mortgage-backed securities	—	301,907	—	301,907
Agency commercial mortgage-backed securities	—	18,257	—	18,257
Other commercial mortgage-backed securities	—	63,967	—	63,967
Other asset-backed securities	—	83,090	5,960	89,050
Equity securities
Financial	80,486	—	—	80,486
Utilities/Energy	27,944	—	—	27,944
Consumer oriented	63,117	—	—	63,117
Industrial	55,858	—	—	55,858
Bond funds	39,044	—	—	39,044
All other	34,665	—	—	34,665
Short-term investments	169,273	3,595	—	172,868
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	101,342	101,342
Other investments	6,505	25,039	—	31,544
Total assets	$476,892	$3,273,972	$128,994	$3,879,858

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

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
June 30, 2014

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

Level 3 Valuation Methodologies
State and municipal bonds consisted of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At June 30, 2014, 100% of the securities were rated; the average rating was A.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2014, the average rating of rated securities was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Investment in unconsolidated subsidiaries consisted of limited partnership (LP) and limited liability company (LLC) interests valued using the NAV provided by the LP/LLC, which approximated the fair value of the interest.
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2014	June 30, 2014	December 31, 2013
Investments in LPs/LLCs:
Secured debt fund (1)	$20,600	$19,562	$13,233
Long equity fund (2)	None	7,123	6,574
Long/Short equity funds (3)	None	29,305	28,385
Non-public equity funds (4)	$79,230	33,509	23,870
Multi-strategy fund of funds (5)	None	8,165	—
Structured credit fund (6)	None	3,678	—
		$101,342	$72,062

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

(3)
Comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short North American equities, and target absolute returns using strategies designed to take advantage of event-driven market opportunities. The funds generally permit quarterly or semi-annual redemptions of the investors’ existing capital balance with notice requirements of 30 to 90 days. For some funds, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.

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

ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	June 30, 2014	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$7.1	$7.3	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$14.5	$14.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$6.0	$6.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.
Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	June 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance March 31, 2014	$999	$7,490	$12,381	$7,226	$91,907	$120,003
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(4)	16	—	—	12
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	3,231	3,231
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	2	(26)	(2)	25	—	(1)
Purchases	—	—	2,499	1,175	6,939	10,613
Sales	—	—	(350)	(61)	(735)	(1,146)
Transfers in	—	1,549	—	—	—	1,549
Transfers out	(1,001)	(1,861)	—	(2,405)	—	(5,267)
Balance June 30, 2014	$—	$7,148	$14,544	$5,960	$101,342	$128,994
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$3,231	$3,231

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	June 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$72,062	$100,390
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(6)	32	—	—	26
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	6,096	6,096
Net realized investment gains (losses)	—	(95)	3	—	—	(92)
Included in other comprehensive income	1	42	667	69	—	779
Purchases	1,000	1,861	2,499	3,340	25,375	34,075
Sales	—	(257)	(808)	(61)	(2,191)	(3,317)
Transfers in	—	2,119	—	305	—	2,424
Transfers out	(1,001)	(3,854)	(2,025)	(4,507)	—	(11,387)
Balance June 30, 2014	$—	$7,148	$14,544	$5,960	$101,342	$128,994
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$6,096	$6,096

	June 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance March 31, 2013	$—	$7,175	$9,662	$7,076	$47,540	$71,453
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	(1)	—	(1)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	433	433
Net realized investment gains (losses)	—	(44)	—	—	—	(44)
Included in other comprehensive income	—	—	(293)	(97)	—	(390)
Purchases	—	—	3,595	—	5,543	9,138
Sales	—	(2,106)	(249)	(18)	(8,967)	(11,340)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	(1,356)	(2,281)	—	(3,637)
Balance June 30, 2013	$—	$5,025	$11,359	$4,679	$44,549	$65,612
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$433	$433

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	June 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2012	$—	$7,175	$15,191	$4,035	$33,739	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	(102)	(17)	—	(119)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	2,281	2,281
Net realized investment gains (losses)	—	(44)	(69)	—	—	(113)
Included in other comprehensive income	—	—	(293)	(97)	—	(390)
Purchases	—	—	7,470	1,356	18,621	27,447
Sales	—	(2,106)	(865)	(18)	(10,092)	(13,081)
Transfers in	—	—	—	1,701	—	1,701
Transfers out	—	—	(9,973)	(2,281)	—	(12,254)
Balance June 30, 2013	$—	$5,025	$11,359	$4,679	$44,549	$65,612
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$2,281	$2,281

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and six months ended June 30, 2014 or 2013.
Transfers shown in the preceding Level 3 Tables were as of the end of the period and were to or from Level 2, unless otherwise noted.
All transfers during the three and six months ended June 30, 2014 and June 30, 2013 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$55,272	$55,272	$54,374	$54,374
Investment in unconsolidated subsidiaries	3,328	3,328	—	—
Other investments	61,934	62,647	52,240	51,833
Other assets	21,740	21,690	17,940	17,940
Financial liabilities:
Senior notes due 2023	$250,000	$272,503	$250,000	$262,500
Other liabilities	14,346	14,337	13,303	13,303
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Investment in unconsolidated subsidiaries consisted of an interest in an investment fund LP accounted for using the equity method. The fair value was estimated to approximate our initial capital contribution which occurred in 2014 and represented an arm's length transaction between market participants.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

4. Investments
Available-for-sale securities at June 30, 2014 and December 31, 2013 included the following:

	June 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$166,819	$6,193	$(582)	$172,430
U.S. Government-sponsored enterprise obligations	41,579	2,000	(168)	43,411
State and municipal bonds	1,077,118	51,048	(1,311)	1,126,855
Corporate debt	1,400,060	61,069	(4,016)	1,457,113
Residential mortgage-backed securities	292,899	10,076	(1,068)	301,907
Agency commercial mortgage-backed securities	18,041	270	(54)	18,257
Other commercial mortgage-backed securities	61,962	2,089	(84)	63,967
Other asset-backed securities	88,856	437	(243)	89,050
	$3,147,334	$133,182	$(7,526)	$3,272,990

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$166,115	$6,118	$(1,519)	$170,714
U.S. Government-sponsored enterprise obligations	30,942	2,251	(425)	32,768
State and municipal bonds	1,116,060	46,533	(7,927)	1,154,666
Corporate debt	1,321,838	53,059	(13,744)	1,361,153
Residential mortgage-backed securities	230,861	7,608	(2,855)	235,614
Agency commercial mortgage-backed securities	27,268	343	(136)	27,475
Other commercial mortgage-backed securities	59,066	2,491	(167)	61,390
Other asset-backed securities	74,106	487	(324)	74,269
	$3,026,256	$118,890	$(27,097)	$3,118,049

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$166,819	$26,297	$95,731	$46,349	$4,053	$172,430
U.S. Government-sponsored enterprise obligations	41,579	7,779	23,932	11,352	348	43,411
State and municipal bonds	1,077,118	50,021	403,705	457,659	215,470	1,126,855
Corporate debt	1,400,060	155,089	672,040	605,707	24,277	1,457,113
Residential mortgage-backed securities	292,899					301,907
Agency commercial mortgage-backed securities	18,041					18,257
Other commercial mortgage-backed securities	61,962					63,967
Other asset-backed securities	88,856					89,050
	$3,147,334					$3,272,990
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2014.
Cash and securities with a carrying value of $48.5 million at June 30, 2014 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's (FAL). ProAssurance investments at June 30, 2014 included fixed maturities with a fair value of $65.8 million and short term investments with a fair value of approximately $11.5 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other investments at June 30, 2014 and December 31, 2013 was comprised as follows:

(In thousands)	June 30, 2014	December 31, 2013
Investments in LPs/LLCs, at cost	$57,607	$47,258
Convertible securities, at fair value, see Note 1	31,544	—
Other, principally FHLB capital stock at cost	4,327	4,982
	$93,478	$52,240
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	June 30, 2014			Carrying Value
(In thousands)	Unfunded Commitments*	Percentage Ownership		June 30, 2014	December 31, 2013
Investment in LPs/LLCs:
Tax credit partnerships	$17,094	See below		$138,141	$142,174
Secured debt fund	$20,600	<	20%	19,562	13,233
Long equity fund	None	<	20%	7,123	6,574
Long/short equity funds	None	<	25%	29,305	28,385
Non-public equity funds	$95,746	<	20%	36,837	23,870
Multi-strategy fund of funds	None	<	20%	8,165	—
Structured credit fund	None	<	20%	3,678	—
				$242,811	$214,236

* Unfunded commitments are included in the carrying value of tax credit partnerships only.
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $60.3 million at June 30, 2014. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $77.8 million at June 30, 2014. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnerships.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2014 and December 31, 2013, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$27,001	$(582)	$6,468	$(41)	$20,533	$(541)
U.S. Government-sponsored enterprise obligations	5,822	(168)	688	(17)	5,134	(151)
State and municipal bonds	90,230	(1,311)	31,851	(364)	58,379	(947)
Corporate debt	244,876	(4,016)	127,242	(1,645)	117,634	(2,371)
Residential mortgage-backed securities	54,678	(1,068)	15,260	(129)	39,418	(939)
Agency commercial mortgage-backed securities	7,484	(54)	7,484	(54)	—	—
Other commercial mortgage-backed securities	16,466	(84)	9,271	(17)	7,195	(67)
Other asset-backed securities	34,177	(243)	30,013	(30)	4,164	(213)
	$480,734	$(7,526)	$228,277	$(2,297)	$252,457	$(5,229)
Other investments
Investments in LPs/LLCs carried at cost	$23,212	$(852)	$21,585	$(825)	$1,627	$(27)

	December 31, 2013
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$47,668	$(1,519)	$44,304	$(1,182)	$3,364	$(337)
U.S. Government-sponsored enterprise obligations	6,640	(425)	5,752	(321)	888	(104)
State and municipal bonds	203,970	(7,927)	184,401	(6,640)	19,569	(1,287)
Corporate debt	349,277	(13,744)	324,510	(12,061)	24,767	(1,683)
Residential mortgage-backed securities	93,608	(2,855)	84,045	(2,393)	9,563	(462)
Agency commercial mortgage-backed securities	11,658	(136)	11,082	(116)	576	(20)
Other commercial mortgage-backed securities	11,153	(167)	10,215	(159)	938	(8)
Other asset-backed securities	25,539	(324)	21,804	(77)	3,735	(247)
	$749,513	$(27,097)	$686,113	$(22,949)	$63,400	$(4,148)
Other investments
Investments in LPs/LLCs carried at cost	$14,752	$(1,059)	$13,166	$(1,018)	$1,586	$(41)
As of June 30, 2014, excluding U.S. government backed securities, there were 439 debt securities (15.1% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 359 issuers. The greatest and second greatest unrealized loss position among those securities was approximately $0.6 million and $0.3 million, respectively. The securities were evaluated for impairment as of June 30, 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

As of December 31, 2013, excluding U.S. government backed securities, there were 714 debt securities (26.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 516 issuers. Both the greatest and second greatest unrealized loss position among those securities approximated $0.4 million. The securities were evaluated for impairment as of December 31, 2013.
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
Fixed maturity securities held in an unrealized loss position at June 30, 2014, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the June 30, 2014 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Fixed maturities	$28,919	$32,160	$56,960	$63,015
Equities	2,551	2,422	4,818	4,605
Short-term investments and Other invested assets	518	66	1,930	514
Business owned life insurance	452	439	898	875
Investment fees and expenses	(2,215)	(1,820)	(4,649)	(3,616)
Net investment income	$30,225	$33,267	$59,957	$65,393

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Net impairments, attributable to fixed maturity impairments recognized in earnings	$—	$(71)	$(50)	$(71)
Gross realized gains, available-for-sale securities	2,170	3,809	2,975	6,923
Gross realized (losses), available-for-sale securities	(265)	(890)	(319)	(965)
Net realized gains (losses), trading securities	4,819	6,043	18,602	8,832
Net realized gains (losses), Other investments	68	—	266	—
Change in unrealized holding gains (losses), trading securities	5,443	(420)	(7,503)	20,432
Change in unrealized holding gains (losses), convertible securities, carried at fair value	811	—	1,819	—
Net realized investment gains (losses)	$13,046	$8,471	$15,790	$35,151
No significant impairment losses were recognized in the 2014 or 2013 three- and six-month periods.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other comprehensive income.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Balance beginning of period	$83	$3,301	$83	$3,301
Additional credit losses recognized during the period, related to securities for which:
OTTI has been previously recognized	—	—	—	—
Reductions due to:
Securities sold during the period (realized)	—	(2,888)	—	(2,888)
Balance June 30	$83	$413	$83	$413
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2014	2013	2014	2013
Proceeds from sales (exclusive of maturities and paydowns)	$105.7	$128.7	$122.5	$257.1
Purchases	$235.1	$206.6	$365.4	$307.4
5. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments, and in 2013, because ProAssurance recognized a non-taxable gain related to an acquisition.
In 2013 the IRS issued a Notice of Proposed Adjustment (NOPA) for the 2009 and 2010 tax years. ProAssurance subsequently protested certain issues in the NOPA, all of which related to the timing of deductions. In April 2014, ProAssurance and the IRS reached a final settlement on all contested issues which resulted in no additional tax liability for ProAssurance. In July 2014 ProAssurance received IRS refunds totaling $30.6 million, exclusive of interest, which included a refund from the settlement of non-contested issues addressed by the NOPA, and return of a protective payment made in 2013.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

The liability for unrecognized tax benefits was $0.5 million at June 30, 2014 and $4.8 million at December 31, 2013. All unrecognized benefits included in the December 31, 2013 balance were attributable to timing issues which fully reversed during the first quarter of 2014; an additional $0.5 million was added to the liability in 2014 as a result of the acquisition of Eastern.
ProAssurance had a receivable for federal income taxes of $44 million and $27 million at June 30, 2014 and December 31, 2013, respectively, which was carried as a part of Other Assets.
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
Amortization of deferred policy acquisition costs was $18.1 million and $36.3 million for the three and six months ended June 30, 2014, respectively, and $12.9 million and $25.1 million for the three and six months ended June 30, 2013, respectively.
7. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary significantly from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
During the three and six months ended June 30, 2014, ProAssurance recognized favorable net loss development of $42.2 million and $90.4 million, respectively, related to prior accident years, of which $0.9 million and $2.3 million, respectively, related to the loss reserve assumed in the acquisition of Eastern. The favorable net loss development reflected reductions in the Company's estimates of claims severity, principally related to the 2007 through 2011 accident years.
For the three and six months ended June 30, 2013, ProAssurance recognized favorable net loss development of $38.5 million and $91.6 million, respectively, to reflect reductions in estimated claims severity. Development recognized for the three-month period principally related to accident years 2006 through 2011. Development recognized for the six-month period principally related to accident years 2005 through 2011.
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $160.0 million, expected to be paid as follows: $34.8 million in 2014, $107.6 million in 2015 and 2016 combined, $16.7 million in 2017 and 2018 combined, and $0.9 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At June 30, 2014, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $77.3 million at June 30, 2014 (see Note 4). At December 31, 2013, the FAL requirement was primarily met through a standby letter of credit (LOC). During first quarter of 2014, the LOC was canceled and a related cash deposit, included in restricted cash at December 31, 2013, which secured the LOC was returned to ProAssurance.
ProAssurance has also issued an unconditional revolving credit agreement (the Credit Agreement) of up to £10 million ($17 million at June 30, 2014) to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under the Credit Agreement bear interest at 8.5% annually, and are repayable upon demand after December 31, 2016. As of June 30, 2014, £5.0 million ($8.4 million) had been advanced under the agreement.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

9. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving credit agreement, expires in 2016. Outstanding borrowings are not permitted to exceed $200 million.	—	—
	$250,000	$250,000
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

10. Shareholders’ Equity
At June 30, 2014 and December 31, 2013, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.30 per share during both the first and second quarters of 2014, totaling $35.5 million, which included the second quarter dividend of $17.6 million that was paid in July 2014. ProAssurance declared cash dividends of $0.25 per share during both the first and second quarters of 2013, totaling $30.8 million, which included the second quarter dividend of $15.4 million that was paid in July 2013. The liability for unpaid dividends was included in Other liabilities. Though dividends are typically paid in the month following the quarter in which they were declared, no dividends were paid in the first quarter of 2013 because payment of the regular fourth quarter 2012 dividend was accelerated into December 2012.
At June 30, 2014, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $181.6 million remained available for use. ProAssurance repurchased approximately 2.7 million shares, having a total cost of $122.3 million, during the six months ended June 30, 2014 and did not repurchase any common shares during the six months ended June 30, 2013.
Share-based compensation expense was $2.4 million and $5.6 million for the three and six months ended June 30, 2014, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively. Related tax benefits were $0.8 million and $2.0 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively.
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
Other Comprehensive Income (Loss) (OCI)
For the three and six months ended June 30, 2014 and June 30, 2013, OCI was primarily comprised of unrealized gains and losses arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table below, net of tax. The deferred tax expense related to unrealized gains for the three and six months ended June 30, 2014 was $3.9 million and $7.7 million, respectively. The deferred tax benefit related to unrealized losses for the three and six months ended June 30, 2013 was $21.9 million and $24.6 million, respectively. At both June 30, 2014 and December 31, 2013, accumulated other comprehensive income was comprised primarily of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses previously recognized in OCI of $0.5 million, net of tax. All tax effects were computed using a 35% rate. OCI and accumulated other comprehensive income also included immaterial amounts of foreign currency translation adjustments.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Amounts reclassified from accumulated other comprehensive income to net income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Reclassifications from accumulated other comprehensive income to net income, available-for-sale securities:
Realized investment gains (losses)	$1,905	$3,195	$2,606	$6,234
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	(347)	—	(347)
Total amounts reclassified, before tax effect	1,905	2,848	2,606	5,887
Tax effect (at 35%)	(667)	(997)	(912)	(2,060)
Net reclassification adjustments	$1,238	$1,851	$1,694	$3,827
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other investments totaled $37.6 million at June 30, 2014 and $27.3 million at December 31, 2013. ProAssurance VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $57.1 million at June 30, 2014 and $49.5 million at December 31, 2013.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At June 30, 2014, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
12. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted and purchase share units have vested. All outstanding stock options, performance, restricted and purchase share units had a dilutive effect for the three and six months ended June 30, 2014 and 2013.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

13. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows:
Specialty P&C is comprised of two major areas of focus: professional liability insurance and medical technology and life sciences products liability insurance. The professional liability business is focused on providing professional liability insurance to healthcare providers and institutions and to attorneys and their firms. The medical technology and life sciences business offers products liability insurance for medical technology and life sciences companies that manufacture or distribute products. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under an agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. The ceded premium associated with this reinsurance agreement has been reported within the Specialty P&C segment on a similar lag, as this results in the ceded premium being reported in the same period that our Lloyd's Syndicate segment reports the corresponding assumed premium.
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to segregated portfolio cells that are fully or partially owned by the insured employer (or insured employer group or association or other employer affiliate) or to an unaffiliated captive insurer. Financial results (underwriting profit or loss, plus investment income) of the segregated portfolio cells accrue to the owners of that cell. Our worker's compensation segment is comprised entirely of the business acquired through Eastern on January 1, 2014.
Lloyd's Syndicate includes operating results from ProAssurance's 58% participation in Lloyd's of London Syndicate 1729 that began writing business as of January 1, 2014. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines. The results of this segment are reported on a quarter delay, except that investment results associated with the FAL investments and certain U.S. paid administrative expenses, primarily start-up costs, are reported concurrently as that information is available on an earlier time frame.
Corporate includes ProAssurance's U.S. investment operations, interest expense and income taxes, all of which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2013 report on Form 10-K and Note 1 herein. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, and excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, and investment results of investment assets solely allocated to Syndicate 1729 operations, net of United Kingdom income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment sales and transfers as if the sales or transfers were to third parties at current market prices. Assets are not allocated to segments because investments and assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

Financial data by segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$124,677	$48,674	$2,952	$—	$—	$176,303
Net investment income	—	—	109	30,116	—	30,225
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	719	—	719
Net realized gains (losses)	—	—	—	13,046	—	13,046
Other income	1,533	184	—	523	(86)	2,154
Net losses and loss adjustment expenses	(66,664)	(30,380)	(1,869)	—	—	(98,913)
Underwriting, policy acquisition and operating expenses	(33,510)	(15,007)	(2,538)	(1,188)	86	(52,157)
Segregated portfolio cells dividend expense	—	(1,789)	—	—	—	(1,789)
Interest expense	—	—	—	(3,521)	—	(3,521)
Income tax expense (benefit)	—	—	—	(16,125)	—	(16,125)
Segment operating results	$26,036	$1,682	$(1,346)	$23,570	$—	$49,942
Significant non-cash items
Depreciation and amortization	$2,297	$1,300	$172	$8,618	$—	$12,387

	Six Months Ended June 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$250,911	$94,169	$2,952	$—	$—	$348,032
Net investment income	—	—	124	59,833	—	59,957
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,470	—	2,470
Net realized gains (losses)	—	—	—	15,790	—	15,790
Other income	3,098	323	—	1,033	(205)	4,249
Net losses and loss adjustment expenses	(127,624)	(58,928)	(1,869)	—	—	(188,421)
Underwriting, policy acquisition and operating expenses	(67,230)	(30,595)	(3,414)	(3,638)	205	(104,672)
Segregated portfolio cells dividend expense	—	(2,838)	—	—	—	(2,838)
Interest expense	—	—	—	(7,091)	—	(7,091)
Income tax expense (benefit)	—	—	—	(30,803)	—	(30,803)
Segment operating results	$59,155	$2,131	$(2,207)	$37,594	$—	$96,673
Significant non-cash items
Depreciation and amortization	$4,374	$2,782	$172	$16,646	$—	$23,974

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

	Three Months Ended June 30, 2013
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$130,352	$—	$—	$—	$—	$130,352
Net investment income	—	—	—	33,267	—	33,267
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(2,972)	—	(2,972)
Net realized gains (losses)	—	—	—	8,471	—	8,471
Other income	1,379	—	—	309	(1)	1,687
Net losses and loss adjustment expenses	(70,609)	—	—	—	—	(70,609)
Underwriting, policy acquisition and operating expenses	(32,016)	—	—	(2,944)	1	(34,959)
Interest expense	—	—	—	(392)	—	(392)
Income tax expense (benefit)	—	—	—	(14,394)	—	(14,394)
Segment operating results	$29,106	$—	$—	$21,345	$—	$50,451
Significant non-cash items
Depreciation and amortization	$1,774	$—	$—	$10,350	$—	$12,124

	Six Months Ended June 30, 2013
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$264,930	$—	$—	$—	$—	$264,930
Net investment income	—	—	—	65,393	—	65,393
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,195)	—	(3,195)
Net realized gains (losses)	—	—	—	35,151	—	35,151
Other income	2,677	—	—	830	(7)	3,500
Gain on acquisition	—	—	—	35,492	—	35,492
Net losses and loss adjustment expenses	(128,235)	—	—	—	—	(128,235)
Underwriting, policy acquisition and operating expenses	(65,199)	—	—	(7,052)	7	(72,244)
Interest expense	—	—	—	(763)	—	(763)
Income tax expense (benefit)	—	—	—	(36,728)	—	(36,728)
Segment operating results	$74,173	$—	$—	$89,128	$—	$163,301
Significant non-cash items
Depreciation and amortization	$3,852	$—	$—	$20,590	$—	$24,442

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

The following table summarizes ProAssurance's gross premiums written by product. All gross premiums written are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Specialty P&C
Healthcare professional liability	$96,399	$105,822	$232,118	$254,449
Legal professional liability	7,292	7,203	16,451	15,385
Medical technology and life sciences products liability	10,181	9,396	17,088	15,280
Other	381	395	940	911
	$114,253	$122,816	$266,597	$286,025
Workers' Compensation
Traditional business	$41,842	$—	$90,085	$—
Alternative market business	13,051	—	30,737	—
	$54,893	$—	$120,822	$—
Lloyd's Syndicate	$20,707	$—	$20,707	$—
Inter-segment elimination - Lloyd's Syndicate assumed premium*	$(2,802)	$—	$(2,802)	$—
Total gross premiums written	$187,051	$122,816	$405,324	$286,025
* Elimination of Lloyd's Syndicate inter-segment assumed premium from Specialty P&C segment.

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
Overview
We report our results in four distinct segments, based on the operational focus of the segment. Our Specialty Property and Casualty (Specialty P&C) segment includes both our professional liability business and our medical technology and life sciences business. Our Workers' Compensation segment includes the business acquired through our January 1, 2014 purchase of Eastern and offers workers' compensation insurance to employers, groups and associations. Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's Syndicate 1729, which began operations January 1, 2014. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our Funds at Lloyd's (FAL) investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2013 Form 10K.
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
Reserve for Losses and Loss Adjustment Expenses
The largest component of our liabilities is our reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve"), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as "losses and loss adjustment expenses," "incurred losses," "losses incurred," and "losses"). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our previous estimate of the reserve required for prior periods.
As of June 30, 2014 our reserve is almost entirely comprised of long-tail risk exposures. The estimation of long-tailed insurance losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors including the specific characteristics of the case and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and then to reach a resolution of those claims. For ProAssurance the claims resolution process often extends to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
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

Our reserving process can be broadly grouped into three areas: the establishment of the initial reserve for risks assumed in business combinations (the acquired reserve), the establishment of the reserve for the current accident year (the initial reserve) and the re-estimation of the reserve for prior accident years (development of prior accident years).
Acquired Reserve
The acquisition of Eastern increased our loss reserve by $151.8 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. Actuarial methods used to evaluate Eastern's reserve included the Bornhuetter-Ferguson Method (Paid and Reported) and the Development Method (Paid and Reported) described in our Critical Accounting Estimates section in Item 7 of our 2013 Form 10K. The fair value of the reserve, reflecting the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment will be amortized over the average expected life of the reserve of 6 years.
Initial Reserve-Current Accident Year
Considerable judgment is required in establishing our initial reserve for any current accident year period, as there is limited open or closed claims data available for a current accident year period at the time the reserve for that period is estimated. Our process for setting an initial reserve considers the unique characteristics of each line of business, but in general we rely heavily on the loss assumptions that were used to price business during the accident year, as our pricing reflects our analysis of loss costs that we expect to incur relative to the business being priced.
Specialty P&C Segment. Professional and product liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our healthcare professional liability (HCPL) business (63% of consolidated gross premiums earned for the six months ended June 30, 2014) we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business, our target loss ratio during recent accident years has approximated 75%, and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a provision for volatility considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (4% of consolidated gross premiums earned for the six months ended June 30, 2014). The risks insured in our medical technology and life sciences products liability business (5% of consolidated gross premiums earned for the six months ended June 30, 2014) are more varied, and policies are individually priced based on the risk characteristics of the policy. Therefore, for this business we establish an initial reserve using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. The products liability line of business exhibits similar volatility to HCPL, and the actuarial estimate includes a provision for volatility.
Severity is defined as the average cost of resolving claims, and the severity trend is the increase or decrease in severity from period to period. The severity trend assumption is a key assumption for both pricing models and the actuarial estimation of our reserve. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.

Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process, we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor. We believe that much of the reduction in claim frequency is the result of a decline in the filing of non-meritorious lawsuits that have historically been dismissed or otherwise resulted in no payment of indemnity on behalf of our insureds. With fewer non-meritorious claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims, which has complicated the selection of an appropriate severity trend for our pricing models for these lines. It has also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserve. Based on a weighted average of payments, 85% of our HCPL claims are resolved after eight years for a given accident year. Due to this long tail, we continue to be uncertain of the full impact of the observed decline in frequency and whether the expected increase in severity will materialize.
Although we remain uncertain regarding the ultimate severity and frequency trends to project into the future due to the long-tailed nature of our business, we have given consideration to both factors in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to June 30, 2014. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (27% of consolidated gross premiums earned for the six months ended June 30, 2014), including, but not limited to, the type of injury, treatments available for the injury as well as the cost of those treatments, the responsiveness of the worker and the employer to rehabilitation plans, the willingness of claimants to settle claims, the involvement of attorneys, and inflation or deflation of healthcare costs. We do not measure and estimate values for all of these variables individually due to the difficulty of directly measuring the impact of individual factors. Rather, we rely on historical experience to select an expected loss ratio for various premium groupings, based on rate changes, type and geographic location of the insured. We perform an analysis of claims data quarterly and use the information obtained from this analysis to assist us in selecting an expected loss ratio.
Development of Prior Accident Years
We re-evaluate the reserve for prior accident years each period based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, as a whole, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our 2013 Form 10K includes additional information regarding the methodologies used to evaluate our reserve.
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes have reduced our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
We recognized net favorable reserve development of $42.2 million during the three months ended June 30, 2014, of which $41.3 million related to our Specialty P&C segment and $0.9 million related to our Workers' Compensation segment. During the six months ended June 30, 2014, we recognized net favorable reserve development of $90.4 million, of which $88.1 million related to our Specialty P&C segment and $2.3 million related to our Workers' Compensation segment. The development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims continues to be less than we had previously estimated. Development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million and $0.8 million for three and six months ended June 30, 2014, respectively; the remaining development of $0.5 million and $1.5 million for the three- and six-month periods, respectively, was attributable to our segregated portfolio cells (SPCs) which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2014 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			June 30, 2014
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	12%	79%	3%	94%
Other valuations				6%
Total Investments				100%
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
Level 1 Investments
Fair values for our equity securities, and a portion of our our convertible securities and short-term securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

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
We also classify as Level 3 our investment interests that are carried at equity, valued using a fund-provided net asset value (NAV) for our interest, which approximates fair value. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At June 30, 2014 interests valued using a fund-provided NAV totaled $101.3 million, or 2% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2014 these investments represented approximately 6% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs, at cost	$57.6	Cost
Other, principally Federal Home Loan Bank capital stock	4.3	Cost
Total other investments	61.9
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	138.1	Equity
Equity method LPs/LLCs	3.3	Equity
Total investment in unconsolidated subsidiaries	141.4
Business owned life insurance	55.3	Cash surrender value
Total investments - Other valuation methodologies	$258.6
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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of June 30, 2014 we have not determined that any amounts are unrecoverable.
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
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, deferred policy acquisition costs, unrealized investment gains (losses), and basis differences on investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any significant valuation allowances as of June 30, 2014.

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At June 30, 2014, our liability for unrecognized tax benefits approximated $0.5 million, and related accrued interest approximated $1.3 million.
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
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Increases in both amortizable and non-amortizable intangible assets during 2014 were attributable to intangible assets recognized related to the 2014 acquisition of Eastern. Intangible assets are evaluated for impairment on an annual basis. Additional information regarding intangible assets is included in Note 1 to the Condensed Consolidated Financial Statements.
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of earned, but unbilled, (EBUB) premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums earned in the period recognized.
Accounting Changes
We are not aware of any accounting changes not yet adopted as of June 30, 2014 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no business operations apart from its investment operations, thus dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At June 30, 2014, we held cash and liquid investments of approximately $238.6 million outside our insurance subsidiaries that were available for use without regulatory approval. Our holding company also has $200 million available under a revolving credit agreement, as discussed in this section under the heading "Debt." During the six months ended June 30, 2014, our domestic insurance subsidiaries did not pay any dividends and, in aggregate, are permitted to pay dividends of approximately $253 million during the remainder of 2014 without the prior approval of state insurance regulators. Our domestic insurance subsidiaries are required to provide notice to the insurance regulator in the state of domicile prior to the payment of any dividend, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. As a result of our acquisition of Eastern, we also own a subsidiary that is domiciled in the Cayman Islands and is required to receive approval from the Cayman Islands Monetary Authority before it can pay any dividends.
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
Our operating activities provided cash of approximately $29.1 million for the six months ended June 30, 2014 and used cash of approximately $12.3 million for the six months ended June 30, 2013. The table below summarizes changes in our operating cash flows as compared to the prior year.

	Operating Cash Flow
(In millions)	2014 vs 2013	2013 vs 2012
Cash provided (used) by operating activities for the six months ended June 30, 2013 and 2012, respectively	$(12)	$33
Increase (decrease) in operating cash flows:
Increase (decrease) in premium receipts (1)	(7)	(29)
(Increase) decrease in payments to reinsurers (2)	(3)	(2)
(Increase) decrease in losses paid, net of reinsurance recoveries (3)	—	20
Increase (decrease) in deposit contracts (4)	—	(6)
Increase (decrease) in cash received from investments (5)	(8)	(3)
(Increase) decrease in cash paid for other expenses and operating liabilities (6)	2	(6)
(Increase) decrease in cash paid for interest (7)	(6)	(1)
(Increase) decrease in Federal and state income tax payments (8)	57	(15)
Net cash provided (used) by acquisition completed during 2014 and 2013, respectively, and, in 2014, cash flows from our participation in Syndicate 1729 (9)	6	(5)
Other amounts not individually significant, net	—	2
Cash provided (used) by operating activities for the six months ended June 30, 2014 and 2013, respectively	$29	$(12)

(1)	The reduction in premium receipts for both 2014 and 2013 reflected lower premium volume in each year for HCPL coverages as compared to the prior year.

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

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. These contracts do not constitute a significant business activity for us, but did reduce cash flows in 2013 as compared to 2012.

(5)
The declines in cash received from investments for both 2014 and 2013 were consistent with an overall decline in net investment income in both 2014 and 2013, although the decline in net investment income was less pronounced due to changes in the comparative amounts of non-cash components of net investment income, such as bond amortization and income accruals.

(6)
Settlements of certain operating liabilities were lower in 2014 than in 2013, primarily due to timing differences. Also, excluding transactions costs considered in item 9 below, payments of transaction costs were lower in 2014 than in 2013. Partially offsetting these payment reductions was a payment to Syndicate 1729 of approximately $3.6 million. Due to the one quarter reporting lag, cash flows for our Lloyd's Syndicate (see item 9) do not include receipt of this payment.

For 2013 as compared to 2012, the increase in payments primarily reflects timing differences in the settlement of certain operating liabilities and various operating expense payments.

(7)	The increase in cash paid for interest during 2014 is primarily due to a higher interest rate on a greater amount of outstanding long-term debt in 2014 as compared to 2013.

(8)	The decrease in net tax payments during 2014, primarily reflected the following:

•
A $20.6 million protective tax payment made in 2013 related to a dispute with the Internal Revenue Service (IRS), as discussed in further detail in this section under the heading "Taxes." No such payment was made in 2014.

•	A $29.1 million decrease in the final tax payments made during 2014 for the prior fiscal year and a $7.9 million decrease in estimated tax payments during 2014 for the current fiscal year.
The net increase in tax payments during 2013 primarily reflected the following:

•	A $20.6 million protective tax payment made in 2013 as noted above. No such payment was made in 2012.

•
A $6.4 million decrease in the final tax payments made during 2013 for the prior fiscal year, partially offset by a $2.5 million increase in estimated tax payments during 2013 for the current fiscal year.

(9)
Operations acquired in 2014 as a part of the Eastern transaction produced positive operating cash flows of approximately $8.6 million in 2014. Lloyd's Syndicate operations used cash of approximately $2.4 million, primarily due to the payment of start-up expenses.

Operations acquired in 2013 used cash of approximately $5.0 million, primarily due to the payment of transaction costs, the payment of several large prior accident year claims, and normal expenses for which the timing of the payment differed from the recognition of the expense.
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
Within our Specialty P&C segment, we generally reinsure professional liability risks under annual treaties (our primary reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered. Historically, our professional liability per claim retention level has been 100% of the first $1 million of coverage and up to 15% of claims exceeding those levels depending on the coverage year and the state in which business was written. Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities. Medical technology and life sciences products coverages are separately reinsured; subsequent to 2010, retention has been 100% on the first $1 million of coverage and between 20% and 33% of coverage exceeding those levels.
There are also in place various older reinsurance contracts acquired as a part of business combinations. The structure of these acquired arrangements typically reflects a lower retention level than our primary arrangements.

Within our Workers' Compensation segment, our traditional business is reinsured under an excess of loss arrangement under which the Company retains the first $500,000 on each loss occurrence. Loss occurrences in excess of $500,000 are covered up to a maximum of $149.5 million per occurrence.
Over 90% of the alternative market business within our Workers' Compensation segment is fully reinsured under 100% quota share agreements to the SPC's of our wholly owned subsidiary, Eastern Re Ltd., SPC (Eastern Re), domiciled in the Cayman Islands, net of a ceding commission. Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. In some of the cells, we own a percentage of the preferred shares (approximately 27% on average for the 2014 year-to-date period) and thus ultimately absorb a pro rata portion of any loss retained by the SPC's. Each SPC has in place its own reinsurance arrangements:

•
Each cell has an aggregate excess reinsurance agreement with another of our insurance subsidiaries. This agreement provides for assumption of 100% of losses of the cell which exceed a specified attachment point (typically 89% of premiums assumed), up to a maximum of $100,000.

•	For losses that exceed the attachment point, each segregated portfolio cell further purchases two types of external reinsurance coverage:

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

Each segregated portfolio cell maintains a loss fund for the cell initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide a letter of credit to us that is equal to the difference between the loss fund (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance.
Within our Lloyd's Syndicate segment, Syndicate 1729 purchases reinsurance to limit its liability on individual risks and to protect against catastrophic loss. The level of reinsurance that the Syndicate purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophe risk, the specific risks inherent in each line or class of business risk written and the pricing, coverage and terms and conditions available from the reinsurance market. Both quota share reinsurance and excess-of-loss reinsurance is utilized to manage the net loss exposure. The Syndicate may still be exposed to loss that exceeds the level of reinsurance purchased, as well as to reinstatement premiums triggered by additional loss events.
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
Taxes
In 2013 we received a Notice of Proposed Adjustment (NOPA) from the IRS related to the examination of our 2009 and 2010 tax years. We subsequently protested certain issues in the NOPA, all of which related to the timing of deductions. In April 2014, we reached a final settlement with the IRS on all contested issues which did not increase our tax liability. In July 2014 we received IRS refunds related to the NOPA of $30.6 million in total, exclusive of interest, which included a refund from the settlement of non-contested issues addressed by the NOPA and the return of a protective payment made in 2013.

Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2014 there were no significant reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Investment Exposures - The following table provides summarized information regarding our investments as of June 30, 2014:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$172,430	$6,193	$(582)	AA+	(2)	4%
U.S. Government-sponsored enterprise	43,411	2,000	(168)	AA+	(2)	1%
Total government	215,841	8,193	(750)	AA+	(2)	5%
State and Municipal Bonds
Pre-refunded	163,418	6,661	(9)	AA		4%
General obligation	291,980	14,516	(172)	AA+		7%
Special revenue	671,457	29,871	(1,130)	AA		16%
Total state and municipal bonds	1,126,855	51,048	(1,311)	AA		27%
Corporate Debt
Financial institutions	431,218	15,373	(539)	A		10%
Consumer oriented	288,158	12,195	(1,384)	BBB+		7%
Utilities/Energy	298,376	15,179	(897)	BBB+		7%
Industrial	419,025	17,955	(1,182)	BBB		10%
Other	20,336	367	(14)	AA-		<1%
Total corporate debt	1,457,113	61,069	(4,016)	BBB+		35%
Securities backed by:
Agency mortgages	290,925	10,045	(886)	AA+	(2)	7%
Non-agency mortgages	10,982	31	(182)	AA+		<1%
Agency commercial mortgages	18,257	270	(54)	AA+	(2)	<1%
Other commercial mortgages	63,967	2,089	(84)	AAA		2%
Automobile loans	45,857	89	(28)	AAA		1%
Other asset loans	43,193	348	(215)	AA+		1%
Total asset-backed securities	473,181	12,872	(1,449)	AAA		11%
Total fixed maturities	3,272,990	133,182	(7,526)	A+		79%
Equities
Financial	80,486	—	—			2%
Utilities/Energy	27,944	—	—			1%
Industrial	55,858	—	—			1%
Consumer oriented	63,117	—	—			2%
Bond funds	39,044	—	—			1%
All Other	34,665	—	—			1%
Total equities	301,114	—	—			7%
Short-Term	172,868	—	—			4%
Business-owned life insurance	55,272	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	138,141	—	—			3%
Equity method LPs/LLCs	104,670	—	—			3%
Total investment in unconsolidated subsidiaries	242,811	—	—			6%
Other Investments
Investments in LPs, carried at cost	57,607	—	—			1%
Convertible securities, at fair value	31,544	—	—			1%
FHLB capital stock and other	4,327	—	—			<1%
Total other investments	93,478	—	—			2%
Total Investments	$4,138,533	$133,182	$(7,526)			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.
A detailed listing of our investment holdings as of June 30, 2014 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.

We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $80 million and $140 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. Currently, $200 million is available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2014 was 3.6 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.4 years.
Our acquisition of Eastern added the following to our investment holdings as of January 1, 2014, the date of acquisition:

(In thousands)
Fixed maturities	$107,131
Equities	65,945
Short-Term	23,931
Equity Method LPs/LLCs	11,994
Convertible Securities	30,139
Total	$239,140
As discussed under the heading "Business Combinations and Ventures" and in Note 4 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At June 30, 2014 securities on deposit with Lloyd's included fixed maturities having a fair value of $65.8 million and short term investments with a fair value of $11.5 million.
The carrying value of our tax credit partnerships was approximately $138.1 million at June 30, 2014 and $142.2 million at December 31, 2013. Carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. These investments are comprised of separate limited partner interests designed to generate investment returns by providing tax benefits to investors in the form of project operating losses and tax credits. The related properties are principally low income housing properties. We fund these investments based on funding schedules maintained by the partnerships. During the six months ended June 30, 2014 and 2013 we funded approximately $5.3 million and $32.3 million, respectively. Approximately $17.1 million and $22.4 million of our total commitments to the tax credit partnerships had not yet been funded as of June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014 and December 31, 2013 the total carrying value of our investment fund LPs/LLCs was approximately $162.3 million and $119.3 million, respectively, all of which has been funded. During the six months ended June 30, 2014 and 2013, we funded investment LPs/LLCs, net of capital returned, in the amount of $25.0 million and $11.8 million, respectively. As of June 30, 2014, we had active commitments to investment fund LPs/LLCs of approximately $142.9 million that had not yet been funded. The unfunded commitments will be paid over a period of approximately 5 years as requested by the fund managers.
Business Combinations and Ventures
We paid approximately $205 million in cash on January 1, 2014 to acquire Eastern. Funds for the transaction were deposited with an intermediate third-party several days prior to the close date. Additional information related to our acquisition of Eastern is detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Late in 2013, we became a Lloyd's member and a primary (58%) capital provider to Syndicate 1729, which began active operations effective January 1, 2014. We are required to provide capital, referred to as FAL, to support Syndicate 1729. As of December 31, 2013, we met the FAL requirements through a fully secured standby letter of credit (LOC) (£41.9 million or approximately $69.3 million at December 31, 2013) and a deposit of approximately $8.7 million (included in Other assets at December 31, 2013) During the first quarter of 2014 we elected to satisfy the FAL requirement by placing securities on deposit with Lloyd's (see also "Investment Exposures"). We canceled the LOC and the deposit was returned. Funds securing the LOC

(which were included in restricted cash at December 31, 2013) were also returned to us during the first quarter of 2014. As discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we have agreed to provide Syndicate 1729 with operating funds of up to £10 million (approximately $17 million at June 30, 2014) under an unconditional revolving credit agreement (the Credit Agreement). We have advanced £5.0 million ($8.4 million) to Syndicate 1729 under the Credit Agreement as of June 30, 2014.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 2.7 million common shares, having a total cost of approximately $122.3 million, during the six months ended June 30, 2014 (including approximately 0.9 million shares at a total cost of $38.6 million during three months ended June 30, 2014). We did not repurchase any common shares during the six months ended June 30, 2013. In May 2014 our Board increased its authorization for the repurchase of common shares or the retirement of outstanding debt by $100 million. From June 30, 2014 to July 28, 2014, we reacquired an additional 359,000 common shares at a cost of approximately $16.1 million. As of July 28, 2014 our remaining Board authorization was approximately $165.5 million.
Shareholder Dividends
Our Board of Directors declared cash dividends of $0.30 per share during both the first and second quarters of 2014 and $0.25 per share during both the first and second quarters of 2013. During the six months ended June 30, 2014 we paid both the 2013 fourth quarter dividend and the 2014 first quarter dividend. During the six months ended June 30, 2013 we paid only the first quarter 2013 dividend as payment of our fourth quarter 2012 dividend had been accelerated to December 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Long-term Debt
At June 30, 2014 our long-term debt consisted of $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a revolving credit agreement (the "Agreement") which allows us to borrow up to $200 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The Agreement expires in April 2016. No borrowings were outstanding under the Agreement during the first six months of 2014. We are in compliance with the financial covenants of the Agreement.
Additional information regarding our long-term debt is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30			Six Months Ended June 30
($ in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Revenues:
Net premiums written	$168,624	$110,120	$58,504	$367,665	$260,172	$107,493
Net premiums earned	$176,303	$130,352	$45,951	$348,032	$264,930	$83,102
Net investment result	30,944	30,295	649	62,427	62,198	229
Net realized investment gains (losses)	13,046	8,471	4,575	15,790	35,151	(19,361)
Other income	2,154	1,687	467	4,249	3,500	749
Total revenues	222,447	170,805	51,642	430,498	365,779	64,719
Expenses:
Losses and loss adjustment expenses	104,052	77,379	26,673	200,104	138,266	61,838
Reinsurance recoveries	(5,139)	(6,770)	1,631	(11,683)	(10,031)	(1,652)
Net losses and loss adjustment expenses	98,913	70,609	28,304	188,421	128,235	60,186
Underwriting, policy acquisition and operating expenses	52,157	34,959	17,198	104,672	72,244	32,428
Segregated portfolio cells dividend expense	1,789	—	1,789	2,838	—	2,838
Interest expense	3,521	392	3,129	7,091	763	6,328
Total expenses	156,380	105,960	50,420	303,022	201,242	101,780
Gain on acquisition	—	—	—	—	35,492	(35,492)
Income before income taxes	66,067	64,845	1,222	127,476	200,029	(72,553)
Income taxes	16,125	14,394	1,731	30,803	36,728	(5,925)
Net income	$49,942	$50,451	$(509)	$96,673	$163,301	$(66,628)
Operating income	$40,939	$44,930	$(3,991)	$85,890	$104,946	$(19,056)
Earnings per share:
Basic	$0.84	$0.82	$0.02	$1.60	$2.64	$(1.04)
Diluted	$0.84	$0.81	$0.03	$1.59	$2.63	$(1.04)
Operating earnings per share:
Basic	$0.69	$0.73	$(0.04)	$1.42	$1.70	$(0.28)
Diluted	$0.69	$0.72	$(0.03)	$1.42	$1.69	$(0.27)
Net loss ratio	56.1%	54.2%	1.9	54.1%	48.4%	5.7
Underwriting expense ratio	29.6%	26.8%	2.8	30.1%	27.3%	2.8
Combined ratio	85.7%	81.0%	4.7	84.2%	75.7%	8.5
Operating ratio	68.6%	55.5%	13.1	67.0%	51.0%	16.0
Effective tax rate	24.4%	22.2%	2.2	24.2%	18.4%	5.8
Return on equity*	8.5%	8.6%	(0.1)	8.1%	11.1%	(3.0)
* Annualized. Gain on acquisition is excluded from this calculation.
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Net Premiums Earned
Specialty P&C	$124,677	$130,352	$(5,675)	(4.4%)	$250,911	$264,930	$(14,019)	(5.3%)
Workers' Compensation	48,674	—	48,674	nm	94,169	—	94,169	nm
Lloyd's Syndicate	2,952	—	2,952	nm	2,952	—	2,952	nm
Consolidated total	$176,303	$130,352	$45,951	35.3%	$348,032	$264,930	$83,102	31.4%
Consolidated net premiums earned increased in 2014 as compared to 2013 primarily due to the contribution of our recently acquired Workers' Compensation segment. The decline in net premiums earned for our Specialty P&C segment was primarily attributable to the pro-rata effect of lower physician premiums written during the preceding twelve months and also reflected an increase in premiums ceded. Given the start-up nature of Syndicate 1729 it added only $3.0 million in net premiums earned in the quarter (as compared to net written premium of $20.3 million in the quarter).
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) increased $0.6 million or 2.1% for the 2014 three-month period and increased $0.2 million or 0.4% for the 2014 six-month period. Net investment income decreased during the 2014 three- and six-month periods primarily due to reduced earnings on our fixed income portfolio, which was partially offset by increased earnings from our other invested assets. Earnings from unconsolidated subsidiaries increased $3.7 million in the 2014 three-month period and increased $5.7 million in the 2014 six-month period, primarily reflecting increased earnings from investment LPs and lower amortization from tax credit partnerships.
Net realized investment gains (losses) increased $4.6 million and decreased $19.4 million for the 2014 three- and six-month periods, respectively, as compared to 2013. The changes primarily relate to trading and convertible securities which are carried at fair value. Impairments were nominal in both the 2014 and 2013 three- and six-month periods.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended June 30			Six Months Ended June 30
($ in millions)	2014	2013	Change	2014	2013	Change
Current accident year net loss ratio
Consolidated ratio	80.0%	83.7%	(3.7)	80.1%	83.0%	(2.9)
Specialty P&C	86.6%	83.7%	2.9	86.0%	83.0%	3.0
Workers' Compensation	64.3%	—%	nm	65.0%	—%	nm
Lloyd's Syndicate	63.3%	—%	nm	63.3%	—%	nm

Calendar year net loss ratio
Consolidated ratio	56.1%	54.2%	1.9	54.1%	48.4%	5.7
Specialty P&C	53.5%	54.2%	(0.7)	50.9%	48.4%	2.5
Workers' Compensation	62.4%	—%	nm	62.6%	—%	nm
Lloyd's Syndicate	63.3%	—%	nm	63.3%	—%	nm

Favorable net loss development, prior accident years
Consolidated	$42.2	$38.5	$3.7	$90.4	$91.6	$(1.2)
Specialty P&C	$41.3	$38.5	$2.8	$88.1	$91.6	$(3.5)
Workers' Compensation	$0.9	$—	nm	$2.3	$—	nm
Lloyd's Syndicate	$—	$—	nm	$—	$—	nm
The decrease in our consolidated current accident year net loss ratio for the 2014 three- and six-month periods was primarily attributable to the addition of our workers' compensation business. The start-up of Syndicate 1729 during 2014 had only a nominal effect on the consolidated ratio. Combined, these new operations decreased our 2014 consolidated current accident year net loss ratio by 6.6 percentage points for the three-month period and 5.9 percentage points for the six-month period. The current accident year net loss ratio of our Specialty P&C segment (our historical business) reflected an increase primarily attributable to a higher accrual for internal claims adjustment expenses on a lower volume of premiums earned and additional administrative claims costs now recognized on a more timely, quarterly basis.
Our consolidated calendar year net loss ratio is lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C and Workers' Compensation segments as shown in the table above.
Our underwriting expense ratio reflected the following:

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change
Underwriting Expense Ratio, as reported
Consolidated ratio	29.6%	26.8%	2.8	30.1%	27.3%	2.8

Underwriting Expense Ratio, excluding the effect of discrete events and Syndicate 1729 operating results
Consolidated ratio	27.9%	25.8%	2.1	27.8%	25.6%	2.2
Specialty P&C	25.7%	23.9%	1.8	25.4%	23.6%	1.8
Workers' Compensation	29.5%	—%	nm	29.8%	—%	nm
Our consolidated expense ratio increased in 2014 due to a number of factors, including the acquisition of Eastern and additional expenses associated with our participation in Syndicate 1729. The ratios for both 2014 and 2013 were also impacted by expenses attributable to discrete events, such as the purchase accounting effect of the amortization of deferred policy acquisition costs or non-claims litigation. Exclusive of the effect of discrete events, we estimate that the addition of our workers' compensation business, which carries a higher expense ratio, increased our 2014 consolidated expense ratio by approximately 0.3 and 0.4 percentage points for the 2014 three- and six-month periods, respectively. We estimate that the Lloyd's Syndicate segment, which had a high expense ratio due to its start-up phase, increased our consolidated expense ratio by approximately 1.0 and 0.7 percentage points for the 2014 three- and six-month periods, respectively.
Exclusive of the effect of discrete events, the increase in our Specialty P&C segment ratio principally reflects the following: an increase in DPAC amortization due to higher capitalized compensation costs, an increase in costs associated with technology enhancement initiatives, and the effect of a lower premium base. Approximately 2.7 and 2.8 percentage points of the Workers' Compensation segment expense ratio for the 2014 three- and six-month periods, respectively, was attributable to the amortization of intangible assets recognized in the acquisition of Eastern.
Taxes
Our effective tax rate was 24.4% for the 2014 three-month period, a 2.2 percentage point increase as compared to the 2013 three-month period, and was 24.2% for the 2014 six-month period, a 5.8 percentage point increase as compared to the 2013 six-month period. Our 2014 effective tax rate for both the three- and the six-month periods reflected a reduced benefit from tax credit investments and lower tax-exempt interest as compared to the same periods in 2013. Also, our effective tax rate for the 2013 six-month period was reduced by a gain on acquisition that was not taxable.

Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 13.1 percentage points in the 2014 three-month period and increased by 16.0 percentage points in the 2014 six-month period, reflecting higher net loss and expense ratios, and a decline in our investment ratio of 8.4 percentage points and 7.5 percentage points for the three- and six-month periods, respectively, primarily due to the acquisition of Eastern. Compared to our professional liability business, workers' compensation generally requires fewer reserves which necessitates fewer assets to support those reserves in proportion to earned premium.
Return on equity (ROE) was 8.5% and 8.1% for the 2014 three- and six-month periods, respectively, and was 8.6% and 11.1% for the same respective periods of 2013. Our calculation of return on equity for the 2013 six-month period excluded the effect of the $35.5 million gain on acquisition.
Book Value per Share
Our book value per share at June 30, 2014 as compared to December 31, 2013 is shown in the following table. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2013	$39.13
Increase (decrease) to book value per share during the six months ended June 30, 2014 attributable to:
Net income	1.60
Increase in accumulated other comprehensive income	0.37
Dividends declared	(0.60)
Other, primarily the repurchase of shares	(0.27)
Book Value Per Share at June 30, 2014	$40.23

Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments or recoupments, gain on acquisition and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$49,942	$50,451	$96,673	$163,301
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(13,046)	(8,471)	(15,790)	(35,151)
Guaranty fund assessments (recoupments)	38	(23)	44	(23)
Gain on acquisition	—	—	—	(35,492)
Effect of confidential settlements, net	(843)	—	(843)	—
Pre-tax effect of exclusions	(13,851)	(8,494)	(16,589)	(70,666)
Tax effect, at 35%, exclusive of non-taxable gain on acquisition	4,848	2,973	5,806	12,311
Operating income	$40,939	$44,930	$85,890	$104,946
Per diluted common share:
Net income	$0.84	$0.81	$1.59	$2.63
Effect of exclusions	(0.15)	(0.09)	(0.17)	(0.94)
Operating income per diluted common share	$0.69	$0.72	$1.42	$1.69
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology and life sciences products liability insurance as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three and six months ended June 30, 2014 were $26.0 million and $59.2 million, respectively, as compared to $29.1 million and $74.2 million for the same respective periods of 2013, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Net premiums written	$98,245	$110,120	$(11,875)	(10.8%)	$236,696	$260,172	$(23,476)	(9.0%)
Net premiums earned	$124,677	$130,352	$(5,675)	(4.4%)	$250,911	$264,930	$(14,019)	(5.3%)
Net losses and loss adjustment expenses	$66,664	$70,609	$(3,945)	(5.6%)	$127,624	$128,235	$(611)	(0.5%)
Underwriting, policy acquisition and operating expenses	$33,510	$32,016	$1,494	4.7%	$67,230	$65,199	$2,031	3.1%
Net loss ratio	53.5%	54.2%	(0.7)		50.9%	48.4%	2.5
Underwriting expense ratio	26.9%	24.6%	2.3		26.8%	24.6%	2.2
Premiums Written
Changes in our premium volume within our Specialty P&C segment are driven by four primary factors: (1) the amount of new business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and are thus no longer purchasing insurance in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Gross premiums written	$114,253	$122,816	$(8,563)	(7.0%)	$266,597	$286,025	$(19,428)	(6.8%)
Ceded premiums written	(16,008)	(12,696)	(3,312)	26.1%	(29,901)	(25,853)	(4,048)	15.7%
Net premiums written	$98,245	$110,120	$(11,875)	(10.8%)	$236,696	$260,172	$(23,476)	(9.0%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Professional liability
Physicians:
Twelve month term	$70,323	$75,457	$(5,134)	(6.8%)	$173,835	$192,533	$(18,698)	(9.7%)
Twenty-four month term	5,085	8,712	(3,627)	(41.6%)	12,338	15,145	(2,807)	(18.5%)
Total Physicians	75,408	84,169	(8,761)	(10.4%)	186,173	207,678	(21,505)	(10.4%)
Other healthcare providers	7,429	6,766	663	9.8%	16,255	15,472	783	5.1%
Healthcare facilities	8,847	10,708	(1,861)	(17.4%)	19,641	20,911	(1,270)	(6.1%)
Legal professionals	7,214	7,136	78	1.1%	15,998	15,190	808	5.3%
Tail coverages	4,792	4,246	546	12.9%	10,502	10,583	(81)	(0.8%)
Total professional liability	103,690	113,025	(9,335)	(8.3%)	248,569	269,834	(21,265)	(7.9%)
Medical technology and life sciences products liability	10,181	9,396	785	8.4%	17,088	15,280	1,808	11.8%
Other	382	395	(13)	(3.3%)	940	911	29	3.2%
Total	$114,253	$122,816	$(8,563)	(7.0%)	$266,597	$286,025	$(19,428)	(6.8%)
Physician policies were our greatest source of premium revenues in both 2014 and 2013. We wrote approximately $3.2 million and $7.9 million of new physician business during the 2014 three- and six-month periods, respectively. During the same respective periods of 2013 we wrote new physician business, exclusive of 2013 business acquisitions, of $2.7 million and $7.5 million. Our retention rate for our standard physician business was approximately 89% and 88% for the 2014 three- and six-month periods, respectively, as compared to 91% and 89% for the same respective periods of 2013. We calculate our retention rate as annualized renewed premium divided by all annualized premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement but also for personal reasons or due to disability or death.
The pricing of our renewed physician business averaged 1% higher than the expiring premiums during the 2014 three-month period and remained relatively flat during the 2014 six-month period. The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decline in twenty-four month premium, as compared to 2013, primarily reflects the normal cycle of renewals (policies subject to renewal in 2014 were previously written in 2012 rather than in 2013). There was no significant volume change associated with twenty-four month policies during the three- and six-month periods of 2014.
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. Our retention rate for these coverages was approximately 79% and 78% for the 2014 three- and six-month periods, respectively, as compared to 78% and 80% for the 2013 three- and six-month periods, respectively. We wrote new business associated with these coverages of approximately $0.6 million and $1.3 million for the 2014 three- and six-month periods, respectively, as compared to new business of $0.6 million and $1.1 million for the 2013 three- and six-month periods, respectively.
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) declined in 2014, principally due to the non-renewal of a small number of large healthcare facilities. Our retention rate for these coverages was approximately 71% and 78% for the 2014 three- and six-month periods, respectively, as compared to 88% and 84% for the 2013 three- and six-month periods, respectively. We wrote new business associated with these coverages of approximately $1.1 million and $1.8 million for the 2014 three- and six-month periods, respectively, as compared to new business of $0.9 million and $2.3 million for the 2013 three- and six-month periods, respectively.
Our legal professionals policies are offered throughout the United States, principally through agent and brokerage arrangements. Our retention rate for these coverages was approximately 80% and 83% for the 2014 three- and six-month periods, respectively, as compared to 84% and 85% for the 2013 three- and six-month periods, respectively. The pricing of our legal professionals business averaged 6% and 8% higher than the expiring premiums during the 2014 three- and six-month periods, respectively. We wrote new business associated with these coverages of approximately $1.1 million and $2.1 million for the 2014 three- and six-month periods, respectively. During the same respective periods of 2013 we wrote new business associated with these coverages, exclusive of 2013 business acquisitions, of $0.5 million and $1.1 million, respectively.
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.
Our medical technology and life sciences products liability (products liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products. In addition to the previously listed factors that affect our premium volume, our products liability premium volume is impacted by the sales volume of insureds and clinical trials. Our retention rate for this business was approximately 91% and 90% for the 2014 three- and six-month periods, respectively. We wrote new business associated with these coverages of approximately $1.3 million and $2.6 million for the 2014 three- and six-month periods, respectively.
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current primary reinsurance arrangements we retain the first $1 million in risk insured by us and cede any coverages in excess of this amount, and for our products liability coverages, we also retain 20% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written for the three and six months ended June 30, 2014 and 2013 were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Primary reinsurance arrangements	$7,786	$7,484	$302	4.0%	$16,024	$15,209	$815	5.4%
Premium ceded to Syndicate 1729 (1)	4,873	—	4,873	nm	4,873	—	4,873	nm
Other shared risk arrangements (2)	4,712	6,867	(2,155)	(31.4%)	11,483	13,854	(2,371)	(17.1%)
Other ceded premiums written	1,945	1,845	100	5.4%	4,504	5,120	(616)	(12.0%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(3,308)	(3,500)	192	(5.5%)	(6,983)	(8,330)	1,347	(16.2%)
Total ceded premiums written	$16,008	$12,696	$3,312	26.1%	$29,901	$25,853	$4,048	15.7%

(1)
Effective January 1, 2014, one of our subsidiaries began ceding premium to Syndicate 1729 under a quota share agreement, net of a related ceding commission. As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the Specialty P&C segment results for this agreement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. The first quarter cession of $4.9 million and the related ceding commission income of $1.3 million were recorded in the second quarter and have been included in Specialty P&C results for the three and six months ended June 30, 2014. The second quarter cession of $5.0 million and the related ceding commission income of $1.3 million will be recorded in the third quarter of 2014. Eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health Certitude Program and our CAPAssurance Program. The decrease in ceded premiums written under our shared risk arrangements for the 2014 three- and six-month periods principally reflected a timing difference on premiums ceded under a quota share arrangement begun in the second quarter of 2013 that had no effect on the year-to-date comparison and a shift in renewal period for one arrangement from the second quarter to the fourth quarter. The remaining decrease in ceded premiums during the 2014 six-month period was largely attributable to a large policy under one of the arrangements that did not renew in 2014.

(3)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance agreement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance agreements. As previously discussed, the premiums ultimately ceded under our reinsurance agreements are subject to the losses ceded under the agreements. In both 2014 and 2013, on a net basis, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2014 and 2013 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change
Ceded premiums ratio, as reported	14.0%	10.3%	3.7	11.2%	9.0%	2.2
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(2.9%)	(2.9%)	—	(2.6%)	(3.0%)	0.4
Ratio, current accident year	16.9%	13.2%	3.7	13.8%	12.0%	1.8
The remaining increase in the current accident year ceded premiums ratio for the three- and six-month periods was primarily attributable to an increase in ceded premiums written as a result of the quota share arrangement with Syndicate 1729, as previously discussed. Additionally, premium volume from retained coverages was lower in 2014 than in 2013, which reduced gross written premium but had no effect on ceded premiums written, and thus increased the ratio.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Gross premiums earned	$136,184	$140,972	$(4,788)	(3.4%)	$273,369	$284,504	$(11,135)	(3.9%)
Premiums ceded	(11,507)	(10,620)	(887)	8.4%	(22,458)	(19,574)	(2,884)	14.7%
Net premiums earned	$124,677	$130,352	$(5,675)	(4.4%)	$250,911	$264,930	$(14,019)	(5.3%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we write certain policies with a twenty-four month term, and certain of our medical technology and life sciences products liability policies carry a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements are fully earned in the period of change.
The decrease in gross premiums earned in 2014 primarily reflected the pro-rata effect of lower physician premiums written during the preceding twelve months. The increase in premiums ceded during 2014 is primarily due to growth associated with certain shared risk arrangements begun in 2013 and 2014 and premiums ceded under the quota share arrangement with Syndicate 1729. Also, for the 2014 six-month period, prior accident year ceded premiums reductions were $1.3 million lower than for the 2013 six-month period (see discussion under the heading "Ceded Premiums Written" above).
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was significantly affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the three and six months ended June 30, 2014 and 2013 compare as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change
Calendar year net loss ratio	53.5%	54.2%	(0.7)	50.9%	48.4%	2.5
Less impact of prior accident years on the net loss ratio	(33.1%)	(29.5%)	(3.6)	(35.1%)	(34.6%)	(0.5)
Current accident year net loss ratio, as reported	86.6%	83.7%	2.9	86.0%	83.0%	3.0
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years, net (2)	(2.3%)	(2.3%)	—	(2.4%)	(2.7%)	0.3
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	88.9%	86.0%	2.9	88.4%	85.7%	2.7

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2014 and 2013. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The remaining increase in the current accident year net loss ratio reflects the effect of a higher accrual for internal claims adjustment expenses on a lower volume of premiums earned and additional costs for administrative claims now recognized on a more timely, quarterly basis rather than as part of the fourth quarter reserve review adjustment.

We recognized favorable loss development related to our previously established reserve, on a gross basis, of $47.1 million and $99.2 million during the three and six months ended June 30, 2014, respectively. On a net basis, we recognized favorable development of $41.3 million and $88.1 million during three and six months ended June 30, 2014, respectively. The net basis reflects the favorable development recognized with respect to our ceded coverage layers. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and six months ended June 30, 2014 principally related to accident years 2007 through 2011.
We recognized favorable loss development related to our previously established reserve, on a gross basis, of $43.5 million and $103.5 million during the three and six months ended June 30, 2013, respectively. On a net basis, we recognized favorable development of $38.5 million and $91.6 million during the three and six months ended June 30, 2013, respectively. Development recognized during the 2013 three-month period principally related to accident years 2006 through 2011. Development recognized during the 2013 six-month period principally related to accident years 2005 through 2011.
A detailed discussion of factors influencing our recognition of loss development recognized is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our 2013 Form 10K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2014 and 2013.

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of underwriting, policy acquisition and operating expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Underwriting, policy acquisition and operating expenses	$33,510	$32,016	$1,494	4.7%	$67,230	$65,199	$2,031	3.1%
The following table highlights the more significant items affecting the comparability of expenses between 2014 and 2013:

	Expense Increase (Decrease) 2014 vs 2013
(In millions)	Three Months Ended June 30	Six Months Ended June 30
Excluding the effect from purchase accounting (see below), the increase in DPAC amortization primarily reflects an increased amount of underwriting compensation costs capitalized beginning in the third quarter of 2013, partially offset by an increased amount of ceding commission income. The increase in ceding commission income, which is accounted for as an offset to DPAC amortization, reflected the 2014 increase in ceded premiums earned. Otherwise, the change in amortization was consistent with the decline in premium volume during 2014.	$0.1	$0.7
Costs associated with technology enhancement initiatives	0.5	1.5
Other variations not individually significant	0.3	(1.0)
Expenses associated with discrete events:
Amortization of deferred policy acquisition costs associated with entities acquired in 2013 increased in 2014. Application of GAAP purchase accounting rules lowered amortization recorded in 2013.	1.2	2.9
Transaction-related costs associated with entities acquired in 2013, principally professional fees and one time compensation costs	(0.6)	(2.1)
Net change in expenses	$1.5	$2.0
Underwriting Expense Ratio (the Expense Ratio)
As shown in the following table, our expense ratio was affected in both 2014 and 2013 by ceded premium reductions related to prior accident years as discussed under the heading "Ceded Premiums Written," and by expenses associated with discrete events, as identified in the previous table.

	Underwriting Expense Ratio
	Three Months Ended June 30			Six Months Ended June 30
	2014	2013	Change	2014	2013	Change
Underwriting expense ratio, as reported	26.9%	24.6%	2.3	26.8%	24.6%	2.2
Less estimated ratio increase (decrease) attributable to:
Net ceded premium reductions, prior accident years	(0.7%)	(0.7%)	—	(0.7%)	(0.8%)	0.1
Expenses associated with discrete events (see table above)	1.2%	0.7%	0.5	1.4%	1.0%	0.4
Underwriting expense ratio, less listed effects	26.4%	24.6%	1.8	26.1%	24.4%	1.7

The remaining difference in our 2014 and 2013 expense ratios is attributable to the following:

	Increase (decrease), 2014 versus 2013
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Increase in compensation costs included in DPAC amortization, as discussed above	0.9	1.1
Costs associated with technology enhancement initiatives	0.4	0.5
Lower net premiums earned, partially offset by the effect of higher ceding commission income	0.4	0.5
Other	0.1	(0.4)
Net increase/(decrease) in ratio	1.8	1.7

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 employees or fewer and alternative market solutions, as discussed in Note 13 to the Notes to Condensed Consolidated Financial Statements. Our Workers' Compensation operations are the primary business operations acquired through our purchase of Eastern in 2014. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three and six months ended June 30, 2014 were $1.7 million and $2.1 million, respectively, and included the following:

	June 30, 2014
($ in thousands)	Three Months Ended	Six Months Ended
Net premiums written	$50,107	$110,697
Net premiums earned	$48,674	$94,169
Net losses and loss adjustment expenses	$30,380	$58,928
Underwriting, policy acquisition and operating expenses	$15,007	$30,595
Segregated portfolio cell dividend expense	$1,789	$2,838

Net loss ratio	62.4%	62.6%
Underwriting expense ratio	30.8%	32.5%
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: 1) the amount of new business written, 2) retention of our existing book of business, 3) premium rates charged on our renewal book of business, and 4) audit premium.
Gross, ceded and net premiums written for the three and six months ended June 30, 2014 were as follows:

	June 30, 2014
(In thousands)	Three Months Ended	Six Months Ended
Gross premiums written	$54,893	$120,822
Ceded premiums written	(4,786)	(10,125)
Net premiums written	$50,107	$110,697
Gross premiums written in our traditional and alternative market business for the three and six months ended June 30, 2014 were as follows:

	June 30, 2014
(In thousands)	Three Months Ended	Six Months Ended
Traditional business	$41,842	$90,085
Alternative market business	13,051	30,737
Gross premiums written	$54,893	$120,822
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

Gross Premiums Written
Gross premiums written for the three and six months ended June 30, 2014 reflected the following:
Our retention rate was approximately 83% and 82% for the 2014 three- and six-month periods, respectively. We calculate our workers' compensation retention rate as annualized renewed premium divided by all annualized premium subject to renewal. The relatively low retention rate for the three and six months ended June 30, 2014 reflects the impact of price competition in the marketplace.
The pricing of our renewed business averaged 2% higher than that of our expiring premium during both the 2014 three- and six-month periods, respectively. The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.
In addition to the effects of retention and renewal pricing factors discussed above, premium volume reflected new business of approximately $11.7 million and $23.8 million and audit premium of $0.5 million and $0.8 million for the three and six months ended June 30, 2014, respectively.
Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written for three and six months ended June 30, 2014 were as follows:

	June 30, 2014
(In thousands)	Three Months Ended	Six Months Ended
Premiums ceded to external reinsurers	$3,202	$7,894
Return premium estimate under external reinsurance	—	(963)
Premiums ceded to unaffiliated captive insurers	1,584	3,194
Total ceded premiums written	$4,786	$10,125
We retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the six months ended June 30, 2014. We cede 100% of premiums written under two alternative market programs to an unaffiliated captive insurer.
Ceded Premiums Ratio

	June 30, 2014
	Three Months Ended	Six Months Ended
Ceded premiums ratio, as reported	8.7%	8.4%
Return premium estimated under external reinsurance	—%	0.8%
Premiums ceded to unaffiliated captive insurers (100%)	(2.9%)	(2.6%)
Ceded premiums ratio, less the effects of above	5.8%	6.6%
Ceded premiums under our primary external reinsurance contract represented 5.8% and 6.6% of gross premiums written for the three and six months ended June 30, 2014, respectively. We cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis.

Net Premiums Earned
Net premiums earned for the three and six months ended June 30, 2014 were as follows:

	June 30, 2014
(In thousands)	Three Months Ended	Six Months Ended
Gross premiums earned	$53,131	$103,266
Ceded premiums earned	(4,457)	(9,097)
Net premiums earned	$48,674	$94,169
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro-rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We reduced the EBUB estimate by $0.4 million during the three and six months ended June 30, 2014.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar period loss ratio were as follows:

	June 30, 2014
	Three Months Ended	Six Months Ended
Calendar year net loss ratio	62.4%	62.6%
Less impact of prior accident years on the net loss ratio	(1.9%)	(2.4%)
Current accident year net loss ratio, as reported	64.3%	65.0%
Less impact of audit premium on loss ratio	(0.7%)	(0.5%)
Current accident year net loss ratio, excluding the effect of audit premium	65.0%	65.5%
We recorded favorable prior accident year development related to our SPCs due to better than anticipated loss experience during 2014, and we also recognized amortization associated with the purchase accounting fair value adjustment. There were no prior accident year reserve adjustments related to our traditional business. We recognized audit premium from customers during 2014, which reduced the current accident year net loss ratio. Audit premium from customers results in a decrease in the net loss ratio, whereas audit premium returned to customers results in an increase in the net loss ratio.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses for the three and six months ended June 30, 2014 were $15.0 million and $30.6 million, respectively. These expenses include commissions, premium taxes, and underwriter salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of ceding commission income. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts.
The following table highlights certain discrete events affecting expenses in the 2014 three- and six-month periods:

	Expense Increase (Decrease)
	June 30, 2014
(In thousands)	Three Months Ended	Six Months Ended
One-time professional fees	$228	$661
Transaction-related expenses	$402	$1,918

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the three and six months ended June 30, 2014, including the impact of audit premium and certain discrete items, was as follows:

	Underwriting Expense Ratio
	June 30, 2014
	Three Months Ended	Six Months Ended
Underwriting expense ratio, as reported	30.8%	32.5%
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	0.8%	2.0%
One-time professional fees	0.5%	0.7%
Amortization of intangible assets	2.7%	2.8%
Impact of audit premium	(0.3%)	(0.3%)
Underwriting expense ratio, less listed effects	27.1%	27.3%
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
The segregated portfolio cells are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each segregated portfolio cell are solely for the benefit of that individual cell and each segregated portfolio cell is solely responsible for the liabilities of that individual cell. Assets of one segregated portfolio cell are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected segregated portfolio cells. Our average participation, based on earned premium volume of segregated cells in total, approximates 27% for both the three and six months ended June 30, 2014. Under the segregated portfolio cell structure, the net operating results of each cell, net of our participation, are due to the segregated portfolio cell participants of that cell.
Segregated portfolio cell dividend expense for the three and six months ended June 30, 2014 was as follows:

	June 30, 2014
(In thousands)	Three Months Ended	Six Months Ended
Segregated portfolio cell dividend expense	$1,789	$2,838

Segment Operating Results - Lloyd's Syndicate
Through a wholly owned and consolidated subsidiary (the Corporate Member), we are a corporate member of Lloyd's of London. Our Corporate Member is the majority (58%) capital provider to Syndicate 1729, which began writing and reinsuring business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. We have provided $77.3 million of capital in the form of FAL for the first year of Syndicate 1729 operations, as discussed under the heading "Investment Exposures" in Liquidity and Capital Resources and Financial Condition and have a total capital commitment to Syndicate 1729 through 2019 of up to $200 million. Syndicate 1729 will cover a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million for the 2014 underwriting year, of which £43.2 million ($73.8 million based on June 30, 2014 exchange rates) is our allocated underwriting capacity as a corporate member.
Syndicate 1729 functions as the medium through which we and the other capital members underwrite business. Syndicate 1729 is led by Duncan Dale, an underwriter with more than 30 years of experience at Lloyd’s and the London insurance and reinsurance market. A service company, 70% owned by Mr. Dale and 30% owned by ProAssurance, provides underwriting and other services to Syndicate 1729 on a fee basis. We account for our interest in the service company using the equity method as we do not control the service company. We have provided a £10 million credit facility to the Trustees of Syndicate 1729 to provide initial operating funds, £5.0 million ($8.4 million) of which had been advanced at June 30, 2014. See discussion under the heading "Business Combinations and Ventures" in Liquidity and Capital Resources and Financial Condition for additional detail.
Our Lloyd's Syndicate segment reported net operating losses (which includes our 58% participation in Syndicate 1729 operating results and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729) for the three and six months ended June 30, 2014 of $1.3 million and $2.2 million, respectively. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses, primarily start-up costs, are reported concurrently as that information is available on an earlier time frame.
Segment results reported for the three and six months ended June 30, 2014 included the following:

	June 30, 2014
(In thousands)	Three Months Ended	Six Months Ended
Net premiums written	$20,272	$20,272
Net premiums earned	$2,952	$2,952
Net investment income	$109	$124
Net losses and loss adjustment expenses	$1,869	$1,869
Underwriting, policy acquisition and operating expenses	$2,538	$3,414

Net loss ratio	63.3%	63.3%
Underwriting expense ratio	86.0%	115.7%
Net premiums written were $20.3 million for the three and six months ended June 30, 2014 and included casualty, property, and property reinsurance coverages. As discussed in our Specialty P&C segment operating results, effective January 1, 2014, Syndicate 1729 entered into a quota share reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and pays a ceding commission related to the amount assumed. Our Specialty P&C segment reports this ceding arrangement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Net premiums written for the three and six months ended June 30, 2014 each include $2.8 million attributable to our 58% participation in this arrangement.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies written to date primarily carry a term of one year.
The net loss ratio for both the three- and the six-month periods ended June 30, 2014 was 63.3%. Losses for the period were recorded using the loss assumptions incorporated into the business plan submitted to Lloyd's for Syndicate 1729; these assumptions are consistent with loss results reflected in Lloyd's historical data for similar risks.
Underwriting expenses for the three months ended June 30, 2014 were $2.5 million and primarily consisted of amortization of policy acquisition costs (approximately $0.8 million), professional fees and underwriting and administrative salaries and benefits. Policy acquisition costs capitalized during the three months ended June 30, 2014 approximated $5.7 million. No underwriting salaries or benefits were deferred during the period due to the Syndicate being in a start-up phase. The high expense ratio for the segment reflects these and other start-up costs expensed during the period, and a low level of earned premium due to Syndicate 1729 being in its first quarter of operation.
Net investment income for the 2014 three- and six-month periods related entirely to the income earned on the FAL investments. Our FAL investments are primarily in the form of short-term investments and investment-grade corporate debt securities.
Operating results of this segment are primarily taxed in the U.K. No tax benefit has been recognized related to the operations of this segments as the loss is not currently deductible for tax purposes in either the U.K. or the U.S. and does not meet GAAP criteria for recognition of a deferred tax asset.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three and six months ended June 30, 2014 were $23.6 million and $37.6 million, respectively, and were $21.3 million and $89.1 million for same respective periods of 2013. Results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Net investment income	$30,116	$33,267	$(3,151)	(9.5%)	$59,833	$65,393	$(5,560)	(8.5%)
Equity in earnings (loss) of unconsolidated subsidiaries	$719	$(2,972)	$3,691	>100%	$2,470	$(3,195)	$5,665	>100%
Total net realized investment gains (losses)	$13,046	$8,471	$4,575	54.0%	$15,790	$35,151	$(19,361)	(55.1%)
Operating expense	$1,188	$2,944	$(1,756)	(59.6%)	$3,638	$7,052	$(3,414)	(48.4%)
Interest expense	$3,521	$392	$3,129	>100%	$7,091	$763	$6,328	>100%
Income taxes	$16,125	$14,394	$1,731	12.0%	$30,803	$36,728	$(5,925)	(16.1%)
Gain on acquisition	$—	$—	$—	—%	$—	$35,492	$(35,492)	(100.0%)
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
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Fixed maturities	$28,804	$32,160	$(3,356)	(10.4%)	$56,830	$63,015	$(6,185)	(9.8%)
Equities	2,551	2,422	129	5.3%	4,818	4,605	213	4.6%
Short-term investments and Other invested assets	518	66	452	>100%	1,930	514	1,416	>100%
Business owned life insurance	452	439	13	3.0%	898	875	23	2.6%
Investment fees and expenses	(2,209)	(1,820)	(389)	(21.4%)	(4,643)	(3,616)	(1,027)	(28.4%)
Net investment income	$30,116	$33,267	$(3,151)	(9.5%)	$59,833	$65,393	$(5,560)	(8.5%)
Fixed Maturities
The decrease in our income from fixed maturity securities for both the three- and the six-month periods of 2014 was primarily due to lower average investment balances. Although we added fixed securities valued at $107 million to our portfolio in 2014 as a result of the Eastern acquisition, we reduced the size of our fixed portfolio over the last year in order to purchase Eastern, repay debt, repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 9% and 8% lower for the three- and six-month periods of 2014, respectively, as compared to the same periods in 2013.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Average income yield	3.7%	3.8%	3.7%	3.7%
Average tax equivalent income yield	4.3%	4.3%	4.3%	4.3%
Yields on fixed maturity securities remained relatively flat as compared to the same period in the prior year. Yields for 2014 reflected higher income from Treasury Inflation-Protected Securities of $0.2 million and $0.7 million for the three- and six-month periods, respectively, but also reflected a decline related to fixed maturity securities acquired in the Eastern transaction. In accordance with purchase accounting guidance, all Eastern securities were valued at fair value on the date acquired, which resulted in these securities having a lower yield on average than our other securities.
Equities
Income from our equity portfolio increased approximately 5% for both the 2014 three- and six-month periods as compared to the same periods in 2013. Average investment balances increased for the 2014 three- and six-month periods primarily due to the acquisition of Eastern. The equities acquired in the Eastern transaction were predominately bond funds which produce lower average yields than our traditional equities.
Short-term Investments and Other Invested Assets
Income from our other invested assets increased for the 2014 three- and six-month periods and principally reflected increased distributions received from our interests in LPs that we account for using the cost method.
Investment Fees and Expenses
Investment fees and expenses increased for the 2014 three- and six-month periods due to the addition of Eastern and some associated transition expenses.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Investment LPs/LLCs	$3,073	$432	$2,641	>100%	$6,495	$2,280	$4,215	>100%
Tax credit partnerships	(2,354)	(3,404)	1,050	30.8%	(4,025)	(5,475)	1,450	26.5%
Equity in earnings (loss) of unconsolidated subsidiaries	$719	$(2,972)	$3,691	>100%	$2,470	$(3,195)	$5,665	>100%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The additional income in 2014 reflects the contribution of an LP changed from the cost to the equity method in the fourth quarter of 2013 and higher earnings from our other LPs.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record amortization of our investment each period based on our allocable portion of the projected operating losses of the underlying properties. Amortization is adjusted periodically as actual operating results of the underlying properties become available. Re-estimation of inception-to-date amortization of certain partnership interests was the primary reason 2014 amortization was lower than that recognized in 2013.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2014 and 2013 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Tax credits recognized during the period	$4,385	$4,468	$8,783	$8,945
Deferred tax benefit of amortization	$824	$1,191	$1,409	$1,916

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
GAAP net investment result:
Net investment income	$30,116	$33,267	$59,833	$65,393
Equity in earnings (loss) of unconsolidated subsidiaries	719	(2,972)	2,470	(3,195)
GAAP net investment result	$30,835	$30,295	$62,303	$62,198

Pro forma tax-equivalent investment results	$42,481	$42,500	$85,751	$86,806

Reconciliation of pro forma and GAAP tax-equivalent investment results:
Pro forma tax-equivalent investment results	$42,481	$42,500	$85,751	$86,806
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	(4,232)	(4,708)	(8,629)	(9,630)
BOLI	(243)	(237)	(483)	(471)
Dividends received	(385)	(379)	(779)	(746)
Other investments	(20)	—	(45)	—
Tax credit partnerships	(6,766)	(6,881)	(13,512)	(13,761)
GAAP net investment result	$30,835	$30,295	$62,303	$62,198
Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2014	2013	2014	2013
Net impairments, attributable to fixed maturity impairments recognized in earnings	$—	$(71)	$(50)	$(71)
Gross realized gains, available-for-sale securities	2,170	3,809	2,975	6,923
Gross realized (losses), available-for-sale securities	(265)	(890)	(319)	(965)
Net realized gains (losses), trading securities	4,819	6,043	18,602	8,832
Net realized gains (losses), other investments	68	—	266	—
Change in unrealized holding gains (losses), trading securities	5,443	(420)	(7,503)	20,432
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	811	—	1,819	—
Net realized investment gains (losses)	$13,046	$8,471	$15,790	$35,151
All impairments of debt securities recognized during 2014 and 2013 were credit-related.
In both 2014 and 2013, sales of trading securities generated realized gains which reduced trading security unrealized holding gains. On a net basis, in both 2014 and 2013 our trading securities produced gains reflecting improved stock market valuations.

Operating Expenses
Operating expenses were $1.2 million and $3.6 million for the three and six months ended June 30, 2014, respectively, and $2.9 million and $7.1 million for the three and six months ended June 30, 2013, respectively. The decrease in 2014 expenses as compared to 2013 reflects net cost reductions of approximately $0.4 million for the three-month period and $0.7 million for the six-month period. The 2014 three-month period reflects a further reduction in expenses of $1.3 million due to discrete events which included recoveries of $0.8 million received in the second quarter of 2014 related to the settlement of litigation. The decrease for the six-month period also reflects costs of approximately $1.3 million incurred in 2013 related to discrete events.
Interest Expense
Interest expense increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to the issuance of unsecured senior notes in the fourth quarter of 2013 which carried a higher interest rate and are greater in amount than our average borrowing outstanding in 2013. Our weighted average outstanding debt approximated $250 million for both the three and six months ended June 30, 2014 as compared to $125 million for the same periods in 2013.
Interest expense for the three and six months ended June 30, 2014 and 2013 is provided in the following table:

	Three Months Ended June 30			Six Months Ended June 30
(In thousands)	2014	2013	Change	2014	2013	Change
Senior notes due 2023	$3,357	$—	$3,357	$6,719	$—	$6,719
Revolving credit agreement (including fees and amortization)	155	392	(237)	246	755	(509)
Other	9	—	9	126	8	118
	$3,521	$392	$3,129	$7,091	$763	$6,328
Taxes
We calculate our effective tax rate on a consolidated basis, dividing consolidated tax expense by consolidated pre-tax income. Factors affecting our effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(4.9%)	(6.0%)	(5.0%)	(5.9%)
Tax credits	(6.8%)	(7.4%)	(6.8%)	(7.3%)
Non-taxable gain on acquisition	—%	—%	—%	(4.0%)
Other	1.1%	0.6%	1.0%	0.6%
Effective tax rate	24.4%	22.2%	24.2%	18.4%
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both 2014 and 2013 were different from the statutory Federal income tax rate primarily because a portion of our investment income was not taxable and because we utilized tax credit benefits transferred from our tax credit partnership investments. The effective rate for the six-month period of 2013 reflects a further reduction that was attributable to a gain on acquisition that was not taxable.
Tax benefits recognized, related to the tax credits, approximated $4.4 million and $8.8 million for the three and six months ended June 30, 2014 as compared to $4.5 million and $8.9 million for the 2013 three- and six-month periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk. We have limited exposure to foreign currency risk as we issue few insurance contracts denominated in currencies other than the U. S. dollar and we have few monetary assets or obligations denominated in foreign currencies.
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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2014 and December 31, 2013. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	June 30, 2014
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$178	$176	$172	$167	$166
U.S. Government-sponsored enterprise obligations	45	44	43	42	41
State and municipal bonds	1,179	1,162	1,127	1,084	1,042
Corporate debt	1,545	1,508	1,457	1,402	1,349
Asset-backed securities	483	481	474	458	441
All fixed maturity securities	$3,430	$3,371	$3,273	$3,153	$3,039

Duration:
U.S. Treasury obligations	3.59	3.56	3.51	3.47	3.42
U.S. Government-sponsored enterprise obligations	2.63	2.59	2.93	3.19	3.19
State and municipal bonds	3.36	3.51	3.71	3.89	4.00
Corporate debt	3.70	3.73	3.82	3.80	3.76
Asset-backed securities	1.59	2.13	2.89	3.50	3.80
All fixed maturity securities	3.27	3.40	3.62	3.76	3.82

	December 31, 2013
Fair Value (in millions):
U.S. Treasury obligations	$176	$174	$171	$168	$165
U.S. Government-sponsored enterprise obligations	34	34	33	32	30
State and municipal bonds	1,220	1,195	1,155	1,107	1,061
Corporate debt	1,453	1,413	1,361	1,308	1,257
Asset-backed securities	410	406	398	385	371
All fixed maturity securities	$3,293	$3,222	$3,118	$3,000	$2,884

Duration:
U.S. Treasury obligations	3.85	3.81	3.77	3.72	3.68
U.S. Government-sponsored enterprise obligations	2.82	3.07	3.15	3.12	3.07
State and municipal bonds	3.61	3.84	4.07	4.20	4.25
Corporate debt	4.10	4.13	4.09	4.03	3.96
Asset-backed securities	2.08	2.55	3.12	3.57	3.80
All fixed maturity securities	3.60	3.80	3.90	4.00	4.00
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
Our cash, restricted cash and short-term investment portfolio at June 30, 2014 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2014, 92% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $262 million at June 30, 2014 and $251 million at December 31, 2013, with the 2014 increase primarily attributable to our acquisition of Eastern. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At June 30, 2014 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed below, was $262 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $287 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $237 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis. Furthermore, these bond fund investments are primarily held by the segregated portfolio cells of our Eastern Re insurance subsidiary and changes in the fair value of these investments, when realized, accrue to the preferred stock holders of the related portfolio cell.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2014. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter. On January 1, 2014 we completed the acquisition of Eastern Insurance Holdings, Inc. (Eastern). Our management has concluded that it will exclude Eastern's systems and processes from the scope of ProAssurance's assessment of internal control over financial reporting as of December 31, 2014 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). We are excluding Eastern from that scope because we will not have completed our assessment of Eastern's systems and processes by that date.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 8 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2013 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1 - 30, 2014	158,541	$44.78	158,541	$111,869
May 1 - 31, 2014	250,089	$44.61	250,089	$200,707
June 1 - 30, 2014 (2)	454,845	$44.74	426,424	$181,621
Total	863,475	$44.71	835,054

(1)
Under its current plan begun in November 2010, the ProAssurance Board of Directors has authorized $400 million for the repurchase of common shares or the retirement of outstanding debt, including $100 million authorized in May 2014. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

(2)	Total number of shares purchased includes approximately 28,000 shares reacquired from retired Board members pursuant to a special authorization from the Board.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Form of the Augmenting Lender Supplement to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., dated April 1, 2014, a copy of which was filed as an exhibit to ProAssurance's Current Report on Form 8-K with the SEC on April 1, 2014, and incorporated herein by this reference.

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
August 6, 2014

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)