Form 10-Q
period 2014-09-30
PROASSURANCE CORP
filed 2014-11-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 57,183,941 shares of the registrant’s common stock outstanding.

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
Additional risks that could arise from our membership in the Lloyd's of London market (Lloyd's) and our participation in Lloyd's Syndicate 1729 (Syndicate 1729) include, but are not limited to, the following:

•	members of Lloyd's are subject to levies by the Council of Lloyd's based on a percentage of the member's underwriting capacity, currently a maximum of 3%, but can be increased by Lloyd's;
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,143,726 and $3,026,256, respectively	$3,246,820	$3,118,049
Equity securities, trading, at fair value; cost, $274,324 and $203,308, respectively	306,631	253,541
Short-term investments	94,973	248,605
Business owned life insurance	55,918	54,374
Investment in unconsolidated subsidiaries	254,962	214,236
Other investments, $30,058 at fair value at September 30, 2014, otherwise at cost or amortized cost	92,010	52,240
Total Investments	4,051,314	3,941,045
Cash and cash equivalents	248,005	129,383
Restricted cash	—	78,000
Premiums receivable	229,798	115,403
Receivable from reinsurers on paid losses and loss adjustment expenses	9,918	3,231
Receivable from reinsurers on unpaid losses and loss adjustment expenses	251,605	247,518
Prepaid reinsurance premiums	36,286	21,449
Deferred policy acquisition costs	44,049	28,207
Deferred tax asset	—	1,757
Real estate, net	40,116	41,010
Intangible assets	103,224	52,002
Goodwill	210,725	161,115
Other assets	100,957	329,979
Total Assets	$5,325,997	$5,150,099
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,146,018	$2,072,822
Unearned premiums	391,296	255,463
Reinsurance premiums payable	32,314	34,321
Total Policy Liabilities	2,569,628	2,362,606
Deferred tax liability	21,062	—
Other liabilities	164,095	143,079
Long-term debt	250,000	250,000
Total Liabilities	3,004,785	2,755,685
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,283,426 and 62,096,787 shares issued, respectively	623	621
Additional paid-in capital	357,779	349,894
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $35,591 and $32,127, respectively	67,007	59,661
Retained earnings	2,094,181	2,015,603
Treasury shares, at cost, 4,596,000 shares and 900,281 shares, respectively	(198,378)	(31,365)
Total Shareholders’ Equity	2,321,212	2,394,414
Total Liabilities and Shareholders’ Equity	$5,325,997	$5,150,099
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2013	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
Common shares reacquired	—	—	—	—	(167,242)	(167,242)
Common shares issued for compensation	—	2,679	—	—	229	2,908
Share-based compensation	—	8,022	—	—	—	8,022
Net effect of restricted and performance shares issued and stock options exercised	2	(2,816)	—	—	—	(2,814)
Dividends to shareholders	—	—	—	(52,873)	—	(52,873)
Other comprehensive income (loss)	—	—	7,346	—	—	7,346
Net income	—	—	—	131,451	—	131,451
Balance at September 30, 2014	$623	$357,779	$67,007	$2,094,181	$(198,378)	$2,321,212

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2012	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
Common shares reacquired	—	—	—	—	(7,964)	(7,964)
Common shares issued for compensation	—	2,807	—	—	—	2,807
Share-based compensation	—	6,930	—	—	—	6,930
Net effect of restricted and performance shares issued and stock options exercised	2	(3,970)	—	—	—	(3,968)
Dividends to shareholders	—	—	—	(46,375)	—	(46,375)
Other comprehensive income (loss)	—	—	(75,307)	—	—	(75,307)
Net income	—	—	—	226,658	—	226,658
Balance at September 30, 2013	$621	$347,547	$70,073	$1,963,140	$(8,020)	$2,373,361
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues
Net premiums earned	$177,028	$133,598	$525,061	$398,528
Net investment income	32,830	33,889	92,788	99,282
Equity in earnings (loss) of unconsolidated subsidiaries	298	(305)	2,767	(3,500)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(1,425)	—	(1,475)	(71)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	268	—	268	—
Net impairment losses recognized in earnings	(1,157)	—	(1,207)	(71)
Other net realized investment gains (losses)	(6,974)	12,500	8,866	47,721
Total net realized investment gains (losses)	(8,131)	12,500	7,659	47,650
Other income	1,808	1,804	6,055	5,305
Total revenues	203,833	181,486	634,330	547,265
Expenses
Losses and loss adjustment expenses	106,486	65,619	306,591	203,885
Reinsurance recoveries	(7,264)	(3,982)	(18,948)	(14,013)
Net losses and loss adjustment expenses	99,222	61,637	287,643	189,872
Underwriting, policy acquisition and operating expenses	54,185	33,348	158,856	105,592
Segregated portfolio cells dividend expense	(483)	—	2,355	—
Interest expense	3,606	322	10,697	1,085
Total expenses	156,530	95,307	459,551	296,549
Gain on acquisition	—	494	—	35,986
Income before income taxes	47,303	86,673	174,779	286,702
Provision for income taxes
Current expense (benefit)	15,591	12,687	37,884	36,902
Deferred expense (benefit)	(3,066)	10,629	5,444	23,142
Total income tax expense (benefit)	12,525	23,316	43,328	60,044
Net income	34,778	63,357	131,451	226,658
Other comprehensive income (loss), after tax, net of reclassification adjustments	(14,646)	(4,989)	7,346	(75,307)
Comprehensive income	$20,132	$58,368	$138,797	$151,351
Earnings per share:
Basic	$0.59	$1.02	$2.20	$3.67
Diluted	$0.59	$1.02	$2.19	$3.65
Weighted average number of common shares outstanding:
Basic	58,676	61,844	59,807	61,793
Diluted	58,931	62,108	60,047	62,040
Cash dividends declared per common share	$0.30	$0.25	$0.90	$0.75
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2014	2013
Operating Activities
Net income	$131,451	$226,658
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	36,286	34,364
Gain on acquisition	—	(35,986)
Net realized investment gains	(7,659)	(47,650)
Share-based compensation	8,022	6,930
Deferred income taxes	5,444	23,142
Policy acquisition costs, net amortization (net deferral)	(5,249)	(7,066)
Other	(5,980)	(8,367)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(42,406)	(21,881)
Reinsurance related assets and liabilities	(19,829)	(1,510)
Other assets	33,823	(34,016)
Reserve for losses and loss adjustment expenses	(78,558)	(104,387)
Unearned premiums	55,565	23,574
Other liabilities	(9,827)	(29,844)
Net cash provided (used) by operating activities	101,083	23,961
Investing Activities
Purchases of:
Fixed maturities, available for sale	(511,894)	(406,152)
Equity securities, trading	(85,986)	(73,292)
Other investments	(25,109)	(7,926)
Funding of tax credit limited partnerships	(8,439)	(58,801)
Investment in unconsolidated subsidiaries	(30,394)	(15,637)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	486,702	782,612
Equity securities, trading	102,765	95,658
Other investments	15,074	2,352
Distributions from unconsolidated subsidiaries	3,850	14,564
Net sales or maturities (purchases) of short-term investments	177,013	(43,434)
Cash received in acquisitions	35,013	22,780
Unsettled security transactions, net	(127)	(2,744)
(Increase) decrease in restricted cash	78,000	—
Other	3,467	(8,253)
Net cash provided (used) by investing activities	239,935	301,727
Continued on following page.

	Nine Months Ended September 30
	2014	2013
Financing Activities
Repayment of long-term debt	—	(125,000)
Repurchase of common stock	(163,146)	(1,990)
Dividends to shareholders	(53,820)	(30,842)
Other	(5,430)	(7,356)
Net cash provided (used) by financing activities	(222,396)	(165,188)
Increase (decrease) in cash and cash equivalents	118,622	160,500
Cash and cash equivalents at beginning of period	129,383	118,551
Cash and cash equivalents at end of period	$248,005	$279,051

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$205,244	$153,700
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2013 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2014 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty Property and Casualty (Specialty P&C), Workers' Compensation, Lloyd's Syndicate, and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.
Reclassifications
On January 1, 2014, ProAssurance began reporting unearned ceding commissions as an offset to deferred policy acquisition costs (DPAC) on the Condensed Consolidated Balance Sheet, and the December 31, 2013 Condensed Consolidated Balance Sheet has been conformed to the current presentation. Previously, unearned ceding commissions ($0.8 million at December 31, 2013) were reported in Unearned premiums. Also, ceding commission income earned for the three and nine months ended September 30, 2014 and 2013 has been reported as an offset to DPAC amortization (see Note 6) which lowered DPAC amortization as previously reported for the three and nine months ended September 30, 2013 by $1.5 million and $4.2 million, respectively. Total underwriting, policy acquisition and operating expense for the 2013 three- and nine-month periods was not affected by the change in presentation.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names and had a carrying value of $77.5 million at September 30, 2014 and $35.2 million at December 31, 2013. Intangible assets with an indefinite life, primarily state licenses, are not amortized and had carrying values of $25.8 million at September 30, 2014 and $16.8 million at December 31, 2013. Both amortizable and non-amortizable intangible assets increased during 2014 due to intangible assets purchased in the Eastern acquisition, see Note 2. Intangible assets are evaluated for impairment on an annual basis.
Amortization expense for intangible assets for the three and nine months ended September 30, 2014 was $2.6 million and $7.7 million, respectively, and was $1.3 million and $4.0 million for the three and nine months ended September 30, 2013, respectively. Aggregate amortization expense for intangible assets over the next five years is estimated to be $2.6 million for the remainder of 2014, $8.3 million for 2015, $8.0 million for 2016, $5.7 million for 2017 and $5.3 million for 2018.
Other Assets and Other Liabilities
At December 31, 2013, Other assets was principally comprised of a deposit with an intermediate third-party of $205 million, related to the completion of the Eastern Insurance Holdings, Inc. (Eastern) acquisition which closed on January 1, 2014. See Note 2.
At September 30, 2014, Other liabilities included $16.5 million in segregated portfolio cell (SPC) dividends payable related to our recently acquired Workers' Compensation segment. The SPC dividend payable represents the cumulative undistributed earnings of segregated portfolio cells that are contractually payable to external preferred shareholders of the cells.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Accounting Policy Additions
The significant accounting policies adopted as a result of the acquisition of Eastern and commencement of our Lloyd's Syndicate operations effective January 1, 2014 and followed by ProAssurance in making estimates that materially affect financial reporting are as follows:
Earned But Unbilled Premiums (EBUB)
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Changes to the EBUB estimate are included in Net premiums earned in the period recognized. As of September 30, 2014, ProAssurance carried earned but unbilled premiums of $3.4 million as a part of Premiums receivable.
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
Accounting Changes Not Yet Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective for fiscal years beginning after December 15, 2014, the Financial Accounting Standards Board (FASB) issued guidance which changes the requirements for reporting discontinued operations. Under the new guidance, reporting entities are required to report disposals of business components only if the disposal represents a strategic shift in the entity’s operations that will have a major effect on the entity’s operations and financial results. The new guidance expands disclosure requirements for reported discontinued operations and requires disclosure of pre-tax profit or loss attributable to significant disposals that are not reported as discontinued operations. ProAssurance plans to adopt the guidance beginning January 1, 2015. Adoption of the guidance is expected to have no effect on ProAssurance’s results of operations or financial position.
Equity Method and Joint Ventures-Accounting for Investments in Qualified Affordable Housing Projects
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance which permits but does not require qualified reporting entities to use a new accounting method, the proportional amortization method, for investments in qualified affordable housing projects, also referred to as low income housing projects. Under the new method the initial cost of an investment is amortized in proportion to the tax benefits received, and investment performance is recognized as a component of income tax expense (benefit) rather than as a component of investment income. ProAssurance is in the process of evaluating whether it meets the qualification requirements for using the new method and the effect that the use of the new method would have on its results of operations and financial position. If ProAssurance elects to adopt the new method, the adoption will occur beginning January 1, 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance for share-based payments in which the terms of the award provide that a performance target can be achieved after completion of the requisite service period. The new guidance provides that compensation cost for such awards should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ProAssurance plans to adopt the guidance beginning January 1, 2016. Adoption of the guidance is expected to have no effect on ProAssurance’s results of operations or financial position as ProAssurance has no awards with performance targets extending beyond the requisite service period.
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
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
Effective for fiscal years ending after December 15, 2016 and interim periods beginning after December 15, 2016, the FASB issued guidance that establishes principles and definitions related to management's evaluation of whether there is substantial doubt about the organization's ability to continue as a going concern. For each interim and annual reporting period, the new guidance requires management to evaluate the organization's ability to meet its obligations as they are due within one year of the date the financial statements are issued and requires disclosure when there is substantial doubt regarding the organization's ability to continue as a going concern. ProAssurance plans to adopt the guidance beginning December 15, 2016. Adoption is expected to have no effect on ProAssurance’s results of operations or financial position.
Accounting Changes Adopted
Obligations Resulting from Joint and Several Liability Arrangements
Effective for fiscal years beginning after December 15, 2013, the FASB revised guidance related to obligations resulting from joint and several liability arrangements. The new guidance requires an entity to recognize, measure and disclose obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations already addressed within existing GAAP guidance, with retrospective application required for such arrangements existing at the beginning of the fiscal year of adoption. ProAssurance adopted the guidance on January 1, 2014. Adoption of this guidance had no effect on ProAssurance's results of operations or financial position.
Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
Effective for fiscal years beginning after December 15, 2013, the FASB issued guidance related to the financial statement presentation of unrecognized tax benefits. The new guidance requires an entity to present unrecognized tax benefits as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or tax credit carryforward except in circumstances where the relevant taxing authority does not permit offset or does not require offset and the entity does not intend to use the deferred tax asset for offset. The guidance requires prospective application for all unrecognized tax benefits that exist as of the effective date, but may be applied retrospectively. ProAssurance adopted the guidance prospectively on January 1, 2014. Adoption of this guidance had no material effect on ProAssurance's results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

2. Business Combinations
All entities acquired in 2014 were accounted for in accordance with GAAP relating to business combinations.
On January 1, 2014, ProAssurance completed the acquisition of Eastern by purchasing 100% of its outstanding common shares for cash of $205 million. Eastern is based in Lancaster, Pennsylvania and specializes in workers' compensation insurance and reinsurance products and services, including alternative market solutions. ProAssurance incurred expenses related to the purchase of approximately $2.1 million during the first nine months of 2014 and approximately $0.9 million during the year ended December 31, 2013. These expenses were included as a part of operating expenses in the periods incurred.
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

(In thousands)
Fixed maturities, available for sale	$107,131
Equity securities, trading	65,945
Cash and short-term investments	58,944
Other investments	42,133
Premiums receivable	71,989
Receivable from reinsurers on paid and unpaid losses and LAE	18,942
Intangible assets	59,000
Deferred policy acquisition costs (see discussion below)	10,593
Other assets	19,225
Reserve for losses and loss adjustment expenses	(153,191)
Unearned premiums	(80,268)
Ceded balances payable	(9,507)
Segregated portfolio cells dividends payable	(14,430)
Deferred tax liabilities, net	(12,835)
Other liabilities	(28,038)
Fair value of net assets acquired	$155,633
Goodwill	49,610
Total purchase consideration	$205,243
Intangible assets acquired included the following:

(In millions)	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Agency relationships	$27.0	15
Policyholder relationships	8.0	15
Trade names	8.0	15
Non-compete agreements	7.0	3
Total intangibles subject to amortization	$50.0	13 *

Insurance license agreements	$9.0	Indefinite
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

ProAssurance believes that all contractual cash flows related to acquired receivables will be collected. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on three components: an actuarial estimate of the expected future net cash flows, a reduction to those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk margin adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk associated with the reserve. The fair value of the reserve, including the risk margin adjustment, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years as a reduction to loss expenses.
The following table provides Pro Forma Consolidated Results for the three and nine months ended September 30, 2014 and 2013 as if the Eastern transaction had occurred on January 1, 2013. ProAssurance Actual Consolidated Results have been adjusted by the following, net of related tax effects, to reflect the Pro Forma Consolidated Results below.

•
For the three and nine months ended September 30, 2013, ProAssurance 2013 Actual Consolidated Results, which did not include Eastern, have been adjusted to include Eastern's 2013 operating results. ProAssurance Actual Consolidated Results for the three and nine months ended September 30, 2014 included Eastern's operating results (Revenue of $49.6 million and $149.9 million, respectively, and Net income of $1.7 million and $7.1 million, respectively).

•
Certain costs included in ProAssurance actual results for the three and nine months ended September 30, 2014 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for the three and nine months ended September 30, 2013. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Eastern operations.

•
Actual Consolidated Results for the three and nine months ended September 30, 2013, were reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Eastern purchase price allocation.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$203,833	$203,833	$634,330	$634,330
Net income	$34,759	$34,778	$132,451	$131,451

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$229,608	$181,486	$686,391	$547,265
Net income	$66,868	$63,357	$233,666	$226,658

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, including financial instruments for which ProAssurance has elected fair value, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	September 30, 2014
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$176,813	$—	$176,813
U.S. Government-sponsored enterprise obligations	—	43,966	—	43,966
State and municipal bonds	—	1,082,040	5,594	1,087,634
Corporate debt, multiple observable inputs	—	1,459,550	—	1,459,550
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	10,793	10,793
Other corporate debt, NRSRO ratings not available	—	—	2,642	2,642
Residential mortgage-backed securities	—	290,314	—	290,314
Agency commercial mortgage-backed securities	—	16,893	—	16,893
Other commercial mortgage-backed securities	—	57,323	—	57,323
Other asset-backed securities	—	96,119	4,773	100,892
Equity securities
Financial	75,141	—	—	75,141
Utilities/Energy	26,551	—	—	26,551
Consumer oriented	64,912	—	—	64,912
Industrial	54,912	—	—	54,912
Bond funds	53,178	—	—	53,178
All other	31,937	—	—	31,937
Short-term investments	94,323	650	—	94,973
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	110,793	110,793
Other investments	4,830	25,228	—	30,058
Total assets	$405,784	$3,248,896	$134,595	$3,789,275

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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
September 30, 2014

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

Level 3 Valuation Methodologies
State and municipal bonds consisted of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At September 30, 2014, 100% of the securities were rated; the average rating was A.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities having like terms and payment features that are of comparable credit quality. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2014, the average rating of rated securities was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Investment in unconsolidated subsidiaries consisted of limited partnership (LP) and limited liability company (LLC) interests valued using the NAV provided by the LP/LLC, which approximated the fair value of the interest.
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2014	September 30, 2014	December 31, 2013
Investments in LPs/LLCs:
Secured debt fund (1)	$16,200	$23,896	$13,233
Long equity fund (2)	None	7,034	6,574
Long/Short equity funds (3)	None	25,016	28,385
Non-public equity funds (4)	$71,518	42,818	23,870
Multi-strategy fund of funds (5)	None	8,263	—
Structured credit fund (6)	None	3,766	—
		$110,793	$72,062

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
September 30, 2014

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	September 30, 2014	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$5.6	$7.3	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$13.4	$14.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.8	$6.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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

	September 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance June 30, 2014	$—	$7,148	$14,544	$5,960	$101,342	$128,994
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(4)	16	—	—	12
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	(683)	(683)
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	(76)	35	(6)	—	(47)
Purchases	—	—	(499)	—	12,055	11,556
Sales	—	(1,474)	(661)	—	(1,921)	(4,056)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	(1,181)	—	(1,181)
Balance September 30, 2014	$—	$5,594	$13,435	$4,773	$110,793	$134,595
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$(683)	$(683)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	September 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$72,062	$100,390
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(10)	48	—	—	38
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	5,413	5,413
Net realized investment gains (losses)	—	(95)	3	—	—	(92)
Included in other comprehensive income	1	(34)	702	63	—	732
Purchases	1,000	1,861	2,000	3,340	37,430	45,631
Sales	—	(1,731)	(1,469)	(61)	(4,112)	(7,373)
Transfers in	—	2,119	—	305	—	2,424
Transfers out	(1,001)	(3,854)	(2,025)	(5,688)	—	(12,568)
Balance September 30, 2014	$—	$5,594	$13,435	$4,773	$110,793	$134,595
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$5,413	$5,413

	September 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance June 30, 2013	$—	$5,025	$11,359	$4,679	$44,549	$65,612
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	(1)	—	—	(1)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	1,301	1,301
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	—	(221)	16	—	(205)
Purchases	—	—	—	—	2,354	2,354
Sales	—	—	(503)	—	(3,548)	(4,051)
Transfers in	—	—	100	—	—	100
Transfers out	—	—	—	—	—	—
Balance September 30, 2013	$—	$5,025	$10,734	$4,695	$44,656	$65,110
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$1,301	$1,301

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	September 30, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2012	$—	$7,175	$15,191	$4,035	$33,739	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	(103)	(17)	—	(120)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	3,582	3,582
Net realized investment gains (losses)	—	(44)	(69)	—	—	(113)
Included in other comprehensive income	—	—	(514)	(81)	—	(595)
Purchases	—	—	7,470	1,356	20,975	29,801
Sales	—	(2,106)	(1,368)	(18)	(13,640)	(17,132)
Transfers in	—	—	100	1,701	—	1,801
Transfers out	—	—	(9,973)	(2,281)	—	(12,254)
Balance September 30, 2013	$—	$5,025	$10,734	$4,695	$44,656	$65,110
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$3,582	$3,582

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and nine months ended September 30, 2014 or 2013.
Transfers shown in the preceding Level 3 Tables were as of the end of the period and were to or from Level 2, unless otherwise noted.
All transfers during the three and nine months ended September 30, 2014 and September 30, 2013 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$55,918	$55,918	$54,374	$54,374
Other investments	61,952	63,247	52,240	51,833
Other assets	21,298	21,248	17,940	17,940
Financial liabilities:
Senior notes due 2023	$250,000	$273,750	$250,000	$262,500
Other liabilities	14,022	14,139	13,303	13,303
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

4. Investments
Available-for-sale securities at September 30, 2014 and December 31, 2013 included the following:

	September 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$173,632	$4,396	$1,215	$176,813
U.S. Government-sponsored enterprise obligations	42,480	1,709	223	43,966
State and municipal bonds	1,038,278	50,055	699	1,087,634
Corporate debt	1,433,266	48,894	9,175	1,472,985
Residential mortgage-backed securities	282,717	8,817	1,220	290,314
Agency commercial mortgage-backed securities	16,785	172	64	16,893
Other commercial mortgage-backed securities	55,853	1,587	117	57,323
Other asset-backed securities	100,715	346	169	100,892
	$3,143,726	$115,976	$12,882	$3,246,820

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$166,115	$6,118	$1,519	$170,714
U.S. Government-sponsored enterprise obligations	30,942	2,251	425	32,768
State and municipal bonds	1,116,060	46,533	7,927	1,154,666
Corporate debt	1,321,838	53,059	13,744	1,361,153
Residential mortgage-backed securities	230,861	7,608	2,855	235,614
Agency commercial mortgage-backed securities	27,268	343	136	27,475
Other commercial mortgage-backed securities	59,066	2,491	167	61,390
Other asset-backed securities	74,106	487	324	74,269
	$3,026,256	$118,890	$27,097	$3,118,049

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$173,632	$19,612	$104,211	$48,950	$4,040	$176,813
U.S. Government-sponsored enterprise obligations	42,480	8,002	25,465	10,160	339	43,966
State and municipal bonds	1,038,278	49,169	393,569	442,212	202,684	1,087,634
Corporate debt	1,433,266	157,683	694,254	598,183	22,865	1,472,985
Residential mortgage-backed securities	282,717					290,314
Agency commercial mortgage-backed securities	16,785					16,893
Other commercial mortgage-backed securities	55,853					57,323
Other asset-backed securities	100,715					100,892
	$3,143,726					$3,246,820
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2014.
Cash and securities with a carrying value of $48.2 million at September 30, 2014 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's (FAL). ProAssurance investments at September 30, 2014 included fixed maturities with a fair value of $71.5 million and short term investments with a fair value of approximately $5.7 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Business Owned Life Insurance (BOLI)
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other investments at September 30, 2014 and December 31, 2013 was comprised as follows:

(In thousands)	September 30, 2014	December 31, 2013
Investments in LPs/LLCs, at cost	$57,607	$47,258
Convertible securities, at fair value, see Note 1	30,058	—
Other, principally FHLB capital stock, at cost	4,345	4,982
	$92,010	$52,240
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	September 30, 2014			Carrying Value
(In thousands)	Unfunded Commitments*	Percentage Ownership		September 30, 2014	December 31, 2013
Investment in LPs/LLCs:
Tax credit partnerships	$15,710	See below		$137,386	$142,174
Secured debt fund	$16,200	<	20%	23,896	13,233
Long equity fund	None	<	20%	7,034	6,574
Long/short equity funds	None	<	25%	25,016	28,385
Non-public equity funds	$88,034	<	20%	46,127	23,870
Multi-strategy fund of funds	None	<	20%	8,263	—
Structured credit fund	None	<	20%	3,766	—
Real estate fund	$6,526	<	20%	3,474	—
				$254,962	$214,236
* Unfunded commitments are included in the carrying value of tax credit partnerships only.
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are principally low income housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $60.9 million at September 30, 2014. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $76.5 million at September 30, 2014. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnerships.
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
The Real estate fund invests in multi-tenant industrial real estate with the objective of achieving superior absolute returns in all market cycles.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2014 and December 31, 2013, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$59,770	$1,215	$37,309	$534	$22,461	$681
U.S. Government-sponsored enterprise obligations	7,887	223	2,136	22	5,751	201
State and municipal bonds	71,155	699	32,129	128	39,026	571
Corporate debt	477,806	9,175	372,670	5,909	105,136	3,266
Residential mortgage-backed securities	66,143	1,220	26,012	105	40,131	1,115
Agency commercial mortgage-backed securities	10,432	64	8,536	8	1,896	56
Other commercial mortgage-backed securities	14,592	117	7,528	33	7,064	84
Other asset-backed securities	39,328	169	35,269	77	4,059	92
	$747,113	$12,882	$521,589	$6,816	$225,524	$6,066
Other investments
Investments in LPs/LLCs carried at cost	$17,106	$582	$15,458	$577	$1,648	$5

	December 31, 2013
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$47,668	$1,519	$44,304	$1,182	$3,364	$337
U.S. Government-sponsored enterprise obligations	6,640	425	5,752	321	888	104
State and municipal bonds	203,970	7,927	184,401	6,640	19,569	1,287
Corporate debt	349,277	13,744	324,510	12,061	24,767	1,683
Residential mortgage-backed securities	93,608	2,855	84,045	2,393	9,563	462
Agency commercial mortgage-backed securities	11,658	136	11,082	116	576	20
Other commercial mortgage-backed securities	11,153	167	10,215	159	938	8
Other asset-backed securities	25,539	324	21,804	77	3,735	247
	$749,513	$27,097	$686,113	$22,949	$63,400	$4,148
Other investments
Investments in LPs/LLCs carried at cost	$14,752	$1,059	$13,166	$1,018	$1,586	$41
As of September 30, 2014, excluding U.S. government backed securities, there were 617 debt securities (21.1% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 441 issuers. The greatest and second greatest unrealized loss position among those securities was approximately $0.5 million and $0.3 million, respectively. The securities were evaluated for impairment as of September 30, 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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
Fixed maturity securities held in an unrealized loss position at September 30, 2014, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the September 30, 2014 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Fixed maturities	$28,442	$30,672	$85,402	$93,687
Equities	2,661	2,394	7,479	7,000
Short-term investments and Other invested assets	2,793	2,000	4,723	2,514
Business owned life insurance	646	633	1,544	1,508
Investment fees and expenses	(1,712)	(1,810)	(6,360)	(5,427)
Net investment income	$32,830	$33,889	$92,788	$99,282

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Total other-than-temporary impairment losses:
State and municipal bonds	$—	$—	$(50)	$(71)
Corporate debt	(1,425)	—	(1,425)	—
Portion recognized in (reclassified from) Other Comprehensive Income:
Corporate debt	268	—	268	—
Net impairments recognized in earnings	$(1,157)	$—	$(1,207)	$(71)
Gross realized gains, available-for-sale securities	736	7,708	3,711	14,631
Gross realized (losses), available-for-sale securities	(52)	(5,305)	(371)	(6,269)
Net realized gains (losses), trading securities	3,227	5,818	21,830	14,650
Net realized gains (losses), Other investments	55	—	321	—
Change in unrealized holding gains (losses), trading securities	(10,402)	3,355	(17,906)	23,784
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(538)	—	1,281	—
Other	—	924	—	925
Net realized investment gains (losses)	$(8,131)	$12,500	$7,659	$47,650
Credit-related impairments related to two corporate debt instruments were recognized in the third quarter of 2014. Additionally, a non-credit impairment related to one of the instruments was recognized as the fair value of the instrument was less than the expected future cash flows from the security. No significant impairment losses were recognized in the 2013 three- and nine-month periods.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Balance beginning of period	$83	$413	$83	$3,301
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	149	—	149	—
Reductions due to:
Securities sold during the period (realized)	—	(330)	—	(3,218)
Balance September 30	$232	$83	$232	$83
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2014	2013	2014	2013
Proceeds from sales (exclusive of maturities and paydowns)	$24.8	$319.2	$147.3	$494.8
Purchases	$146.5	$98.8	$511.9	$406.2

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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
In 2013 the IRS issued a Notice of Proposed Adjustment (NOPA) for the 2009 and 2010 tax years. ProAssurance subsequently protested certain issues in the NOPA, all of which related to the timing of deductions. In April 2014, ProAssurance and the IRS reached a final settlement on all contested issues which resulted in no additional tax liability for ProAssurance. ProAssurance subsequently received IRS refunds totaling $30.6 million, exclusive of interest, which included a refund from the settlement of non-contested issues addressed by the NOPA, and return of a protective payment made in 2013.
The statute of limitations is now closed for all tax years prior to 2011.
The liability for unrecognized tax benefits was $0.6 million at September 30, 2014 and $4.8 million at December 31, 2013. All unrecognized benefits included in the December 31, 2013 balance were attributable to timing issues which fully reversed during the first quarter of 2014; an additional $0.6 million was added to the liability in 2014 as a result of the acquisition of Eastern.
ProAssurance had receivables for federal income taxes of $11.4 million at September 30, 2014 and $27.3 million at December 31, 2013, both carried as a part of Other Assets.
6. Deferred Policy Acquisition Costs
Policy acquisition costs that are primarily and directly related to the successful production of new and renewal insurance contracts, most significantly agent commissions, premium taxes, and underwriting salaries and benefits, are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned.
Amortization of deferred policy acquisition costs was $16.7 million and $52.9 million for the three and nine months ended September 30, 2014, respectively, and $13.9 million and $39.0 million for the three and nine months ended September 30, 2013, respectively.
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
During the three and nine months ended September 30, 2014, ProAssurance recognized favorable net loss development of $42.9 million and $133.3 million, respectively, related to prior accident years, of which $0.6 million and $2.9 million, respectively, related to the loss reserve assumed in the acquisition of Eastern. The favorable net loss development reflected reductions in the Company's estimates of claims severity, principally related to the 2007 through 2012 accident years.
For the three and nine months ended September 30, 2013, ProAssurance recognized favorable net loss development of $49.4 million and $141.0 million, respectively, to reflect reductions in estimated claims severity. The favorable net loss development reflected reductions in the Company's estimates of claims severity, principally related to the 2005 through 2011 accident years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $164.7 million, expected to be paid as follows: $22.6 million in 2014, $124.7 million in 2015 and 2016 combined, $16.5 million in 2017 and 2018 combined, and $0.9 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At September 30, 2014, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $77.2 million (see Note 4). ProAssurance anticipates its FAL requirement for the 2015 underwriting year to be approximately £50.9 million, which would require ProAssurance to fund an additional £5.8 million (approximately $9.8 million if funded with U.S. currency) during 2014. At December 31, 2013, the FAL requirement was primarily met through a standby letter of credit (LOC).
ProAssurance has also issued an unconditional revolving credit agreement (the Credit Agreement) of up to £10 million ($16 million at September 30, 2014) to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under the Credit Agreement bear interest at 8.5% annually, and are repayable upon demand after December 31, 2016. As of September 30, 2014, £5.5 million ($9.2 million) had been advanced under the Credit Agreement.
9. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving credit agreement, maximum outstanding borrowings of $200 million permitted, expires in 2016	—	—
	$250,000	$250,000
Covenant Compliance
There are no financial covenants associated with the Senior Notes due 2023.
The Revolving credit agreement (the Agreement) contains customary representations, covenants and events constituting default, and remedies for default. The Agreement also defines financial covenants regarding permitted leverage ratios and minimum net worth. ProAssurance is currently in compliance with all covenants of the Agreement.
Additional Information
For additional information regarding ProAssurance's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2013 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

10. Shareholders’ Equity
At September 30, 2014 and December 31, 2013, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.30 per share during each of the first three quarters of 2014, totaling $52.9 million, which included the third quarter dividend of $17.3 million that was paid in October 2014. ProAssurance declared cash dividends of $0.25 per share during each of the first three quarters of 2013, totaling $46.4 million, which included the third quarter dividend of $15.5 million that was paid in October 2013. The liability for unpaid dividends was included in Other liabilities. Though dividends are typically paid in the month following the quarter in which they were declared, no dividends were paid in the first quarter of 2013 because payment of the regular fourth quarter 2012 dividend was accelerated into December 2012.
At September 30, 2014, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $136.7 million remained available for use. ProAssurance repurchased approximately 3.7 million and 0.2 million shares, having a total cost of $167.2 million and $8.0 million, during the nine months ended September 30, 2014 and 2013, respectively.
Share-based compensation expense was $2.4 million and $8.0 million for the three and nine months ended September 30, 2014, respectively, and $2.2 million and $6.9 million for the three and nine months ended September 30, 2013, respectively. Related tax benefits were $0.8 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2013, respectively.
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
Other Comprehensive Income (Loss) (OCI)
For the three and nine months ended September 30, 2014 and September 30, 2013, OCI was primarily comprised of unrealized gains and losses arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table below, net of tax. At September 30, 2014 and December 31, 2013, accumulated other comprehensive income was comprised primarily of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses previously recognized in OCI of $0.8 million and 0.5 million, respectively, net of tax. All tax effects were computed using a 35% rate. OCI and accumulated other comprehensive income also included immaterial amounts of foreign currency translation adjustments.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Amounts reclassified from accumulated other comprehensive income to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Reclassifications from accumulated other comprehensive income to net income, available-for-sale securities:
Realized investment gains (losses)	$(473)	$2,403	$2,133	$8,638
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	—	—	(347)
Total amounts reclassified, before tax effect	(473)	2,403	2,133	8,291
Tax effect (at 35%)	166	(841)	(747)	(2,902)
Net reclassification adjustments	$(307)	$1,562	$1,386	$5,389

Deferred tax expense (benefit) included in OCI	$(5,126)	$(1,746)	$(2,571)	$(26,358)
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other investments totaled $37.6 million at September 30, 2014 and $27.3 million at December 31, 2013. ProAssurance VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $58.1 million at September 30, 2014 and $49.5 million at December 31, 2013.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At September 30, 2014, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
12. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted and purchase share units have vested. All outstanding stock options, performance, restricted and purchase share units had a dilutive effect for the three and nine months ended September 30, 2014 and 2013.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

13. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology and life sciences products liability insurance. The professional liability business primarily offers professional liability insurance to healthcare providers and institutions and to attorneys and their firms. The medical technology and life sciences business offers products liability insurance for medical technology and life sciences companies that manufacture or distribute products. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under an agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. The ceded premium associated with the Syndicate 1729 reinsurance agreement has been reported within the Specialty P&C segment on a similar lag, as this results in the ceded premium being reported in the same period in which the Lloyd's Syndicate segment reports the corresponding assumed premium.
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to a captive insurer unaffiliated with ProAssurance or to SPCs operated by a wholly owned subsidiary of ProAssurance. The SPCs are fully or partially owned by the employer (or employer group, association or affiliate) insured by the policies ceded. Financial results (underwriting profit or loss, plus investment income) of the SPCs accrue to the owners of that cell. Our workers' compensation segment is comprised entirely of the business acquired through Eastern on January 1, 2014.
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
Corporate includes ProAssurance's U.S. investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Financial data by segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$123,791	$49,792	$3,445	$—	$—	$177,028
Net investment income	—	—	120	32,710	—	32,830
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	298	—	298
Net realized gains (losses)	—	—	—	(8,131)	—	(8,131)
Other income	1,071	179	(79)	824	(187)	1,808
Net losses and loss adjustment expenses	(63,639)	(33,046)	(2,537)	—	—	(99,222)
Underwriting, policy acquisition and operating expenses	(33,814)	(14,785)	(2,584)	(3,189)	187	(54,185)
Segregated portfolio cells dividend expense	—	483	—	—	—	483
Interest expense	—	—	—	(3,606)	—	(3,606)
Income tax expense (benefit)	—	—	—	(12,525)	—	(12,525)
Segment operating results	$27,409	$2,623	$(1,635)	$6,381	$—	$34,778
Significant non-cash items
Depreciation and amortization	$2,334	$1,602	$157	$8,219	$—	$12,312

	Nine Months Ended September 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$374,704	$143,960	$6,397	$—	$—	$525,061
Net investment income	—	—	244	92,544	—	92,788
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,767	—	2,767
Net realized gains (losses)	—	—	—	7,659	—	7,659
Other income	4,167	503	(79)	1,856	(392)	6,055
Net losses and loss adjustment expenses	(191,263)	(91,975)	(4,405)	—	—	(287,643)
Underwriting, policy acquisition and operating expenses	(101,044)	(45,379)	(5,999)	(6,826)	392	(158,856)
Segregated portfolio cells dividend expense	—	(2,355)	—	—	—	(2,355)
Interest expense	—	—	—	(10,697)	—	(10,697)
Income tax expense (benefit)	—	—	—	(43,328)	—	(43,328)
Segment operating results	$86,564	$4,754	$(3,842)	$43,975	$—	$131,451
Significant non-cash items
Depreciation and amortization	$6,708	$4,384	$329	$24,865	$—	$36,286

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

	Three Months Ended September 30, 2013
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$133,598	$—	$—	$—	$—	$133,598
Net investment income	—	—	—	33,889	—	33,889
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(305)	—	(305)
Net realized gains (losses)	—	—	—	12,500	—	12,500
Other income	1,225	—	—	579	—	1,804
Gain on acquisition	—	—	—	494	—	494
Net losses and loss adjustment expenses	(61,637)	—	—	—	—	(61,637)
Underwriting, policy acquisition and operating expenses	(30,708)	—	—	(2,640)	—	(33,348)
Interest expense	—	—	—	(322)	—	(322)
Income tax expense (benefit)	—	—	—	(23,316)	—	(23,316)
Segment operating results	$42,478	$—	$—	$20,879	$—	$63,357
Significant non-cash items
Depreciation and amortization	$990	$—	$—	$8,930	$—	$9,920

	Nine Months Ended September 30, 2013
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Eliminations	Consolidated
Net premiums earned	$398,528	$—	$—	$—	$—	$398,528
Net investment income	—	—	—	99,282	—	99,282
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,500)	—	(3,500)
Net realized gains (losses)	—	—	—	47,650	—	47,650
Other income	3,902	—	—	1,410	(7)	5,305
Gain on acquisition	—	—	—	35,986	—	35,986
Net losses and loss adjustment expenses	(189,872)	—	—	—	—	(189,872)
Underwriting, policy acquisition and operating expenses	(95,907)	—	—	(9,692)	7	(105,592)
Interest expense	—	—	—	(1,085)	—	(1,085)
Income tax expense (benefit)	—	—	—	(60,044)	—	(60,044)
Segment operating results	$116,651	$—	$—	$110,007	$—	$226,658
Significant non-cash items
Depreciation and amortization	$4,845	$—	$—	$29,519	$—	$34,364

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$120,623	$128,532	$361,179	$382,678
Legal professional liability	7,145	6,849	21,147	20,328
Medical technology and life sciences products liability	9,258	8,436	27,043	24,442
Other	420	463	1,445	1,336
Ceded premiums earned*	(13,655)	(10,682)	(36,110)	(30,256)
Segment net premiums earned	$123,791	$133,598	$374,704	$398,528

Workers' Compensation Segment
Gross premiums earned:
Traditional business	$42,345	$—	$119,702	$—
Alternative market business	14,345	—	40,253	—
Ceded premiums earned	(6,898)	—	(15,995)	—
Segment net premiums earned	$49,792	$—	$143,960	$—

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	$4,085	$—	$7,110	$—
Ceded premiums earned	(640)	—	(713)	—
Segment net premiums earned	$3,445	$—	$6,397	$—

Consolidated net premiums earned	$177,028	$133,598	$525,061	$398,528
* Includes premium ceded from the Specialty P&C Segment to the Lloyd's Syndicate Segment of $1.1 million for the three months and $1.6 million for nine months ended September 30, 2014, respectively.

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
Overview
We report our results in four distinct segments, based on the operational focus of the segment. Our Specialty Property and Casualty (Specialty P&C) segment includes both our professional liability business and our medical technology and life sciences business. Our Workers' Compensation segment includes the business acquired through our January 1, 2014 purchase of Eastern and includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's Syndicate 1729, which began operations January 1, 2014. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our Funds at Lloyd's (FAL) investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2013 Form 10K.
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
As of September 30, 2014 our reserve is almost entirely comprised of long-tail risk exposures. The estimation of long-tailed insurance losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors including the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and then to reach a resolution of those claims. For ProAssurance the claims resolution process often extends to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic revision.
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
Acquired Reserve
The acquisition of Eastern increased our loss reserve by $153.2 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. Actuarial methods used to evaluate Eastern's reserve included the Bornhuetter-Ferguson Method (Paid and Reported) and the Development Method (Paid and Reported) described in our Critical Accounting Estimates section in Item 7 of our 2013 Form 10K. The fair value of the reserve, reflecting the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years.
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
Specialty P&C Segment. Professional and product liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our healthcare professional liability (HCPL) business (63% of consolidated gross premiums earned for the nine months ended September 30, 2014) we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business, our target loss ratio during recent accident years has approximated 75%, and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a provision for volatility considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (4% of consolidated gross premiums earned for the nine months ended September 30, 2014). The risks insured in our medical technology and life sciences products liability business (5% of consolidated gross premiums earned for the nine months ended September 30, 2014) are more varied, and policies are individually priced based on the risk characteristics of the policy. Therefore, for this business we establish an initial reserve using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. The products liability line of business exhibits similar volatility to HCPL, and the actuarial estimate includes a provision for volatility.
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

Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process, it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process, we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% in most states and lines of business. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
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
Although we remain uncertain regarding the ultimate severity and frequency trends to project into the future due to the long-tailed nature of our business, we have given consideration to both factors in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to September 30, 2014. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (28% of consolidated gross premiums earned for the nine months ended September 30, 2014), including, but not limited to, the type of injury, treatments available for the injury as well as the cost of those treatments, the responsiveness of the worker and the employer to rehabilitation plans, the willingness of claimants to settle claims, the involvement of attorneys, and inflation or deflation of healthcare costs. We do not measure and estimate values for all of these variables individually due to the difficulty of directly measuring the impact of individual factors. Rather, we rely on historical experience to select an expected loss ratio for various premium groupings, based on rate changes, type and geographic location of the insured. We perform an analysis of claims data quarterly and use the information obtained from this analysis to assist us in selecting an expected loss ratio.
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
We recognized net favorable reserve development of $42.9 million during the three months ended September 30, 2014, of which $42.3 million related to our Specialty P&C segment and $0.6 million related to our Workers' Compensation segment. During the nine months ended September 30, 2014, we recognized net favorable reserve development of $133.3 million, of which $130.4 million related to our Specialty P&C segment and $2.9 million related to our Workers' Compensation segment. The development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims continues to be less than we had previously estimated. Development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively; the remaining development of $0.2 million and $1.7 million for the three- and nine-month periods, respectively, was attributable to our segregated portfolio cells (SPCs) which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2014 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			September 30, 2014
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	10%	80%	4%	94%
Other valuations				6%
Total Investments				100%
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
Level 1 Investments
Fair values for our equity securities and a portion of our convertible securities and short-term securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

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
We also classify as Level 3 our investment interests that are carried at equity, valued using a fund-provided net asset value (NAV) for our interest, which approximates fair value. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At September 30, 2014 interests valued using a fund-provided NAV totaled $110.8 million, or 3% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2014 these investments represented approximately 6% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs, at cost	$57.6	Cost
Other, principally Federal Home Loan Bank capital stock	4.4	Cost
Total other investments	62.0
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	137.4	Equity
Equity method LPs/LLCs	6.8	Equity
Total investment in unconsolidated subsidiaries	144.2
Business owned life insurance	55.9	Cash surrender value
Total investments - Other valuation methodologies	$262.1
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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of September 30, 2014 we have not determined that any amounts are unrecoverable.
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
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, deferred policy acquisition costs, unrealized investment gains (losses), and basis differences on investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any significant valuation allowances as of September 30, 2014.

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At September 30, 2014, our liability for unrecognized tax benefits approximated $0.6 million.
Goodwill
Management evaluates the carrying value of goodwill annually as of October 1st. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time. As of October 1, 2013 we evaluated goodwill as assigned to one reporting unit because, at that time, we operated as a single operating segment and all of our segment components were economically similar. We estimated the fair value of our reporting unit on the evaluation date based on market capitalization and an expected premium that would be paid to acquire control of our Company (a control premium). We then performed a sensitivity analysis using a range of historical stock prices and control premiums. Based on this evaluation, we concluded that the fair value of our reporting unit exceeded the carrying value and no adjustment to impair goodwill was necessary. As of January 1, 2014, due to the acquisition of Eastern and commencement of operations by Syndicate 1729, we are operating in multiple segments and future evaluations of goodwill will reflect multiple reporting units consistent with our segment structure. Note 13 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding our segments.
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Increases in both amortizable and non-amortizable intangible assets during 2014 were attributable to intangible assets recognized related to the 2014 acquisition of Eastern. Intangible assets are evaluated for impairment on an annual basis. Additional information regarding intangible assets is included in Note 1 of the Notes to Condensed Consolidated Financial Statements.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of September 30, 2014 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no business operations apart from its investment operations, thus dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At September 30, 2014, we held cash and liquid investments of approximately $263.2 million outside our insurance subsidiaries that were available for use without regulatory approval. Our holding company also has $200 million available under a revolving credit agreement, as discussed in this section under the heading "Debt."
Dividends that may be or have been paid by our insurance subsidiaries during 2014 are as follows:

($ in thousands)	2014
Dividends available to be paid in 2014 without regulatory approval	$260,300
Ordinary dividends paid or declared in 2014:
Paid during nine months ended 9/30/14	$(62,500)
Declared dividends unpaid at 9/30/14	$(166,200)
Dividends available to be paid during remainder of 2014 without regulatory approval	$31,600
Extraordinary dividends during 2014:
Paid during during October 2014	$(50,000)
Submitted for approval in 2014 but not yet paid	$(6,300)
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
Our operating activities provided cash of approximately $101.1 million and $24.0 million for the nine months ended September 30, 2014 and 2013, respectively. The table below summarizes changes in our operating cash flows as compared to the prior year.

	Operating Cash Flow
(In Millions)	2014 vs 2013	2013 vs 2012
Cash provided (used) by operating activities for the nine months ended September 30, 2013 and 2012, respectively	$24	$61
Increase (decrease) in operating cash flows:
Increase (decrease) in premium receipts (1)	(15)	(28)
(Increase) decrease in payments to reinsurers (2)	(10)	(6)
(Increase) decrease in losses paid, net of reinsurance recoveries (3)	9	14
Increase (decrease) in deposit contracts (4)	—	(5)
Increase (decrease) in cash received from investments (5)	(12)	(1)
(Increase) decrease in cash paid for other expenses and operating liabilities (6)	4	(1)
(Increase) decrease in cash paid for interest (7)	(6)	1
(Increase) decrease in Federal and state income tax payments (8)	85	(1)
Net cash flows provided (used) by acquisitions completed during 2014 and 2013, respectively, and, in 2014, net cash flows from our participation in Syndicate 1729 (9)	21	(11)
Other amounts not individually significant, net	1	1
Cash provided (used) by operating activities for the nine months ended September 30, 2014 and September 30, 2013, respectively	$101	$24

(1)	The reduction in premium receipts for both 2014 and 2013 reflected lower premium volume during the preceding twelve month periods, exclusive of the effect of acquisitions.

(2)
The increase in payments to reinsurers for both 2014 and 2013 was primarily attributable to expansion of our shared risk arrangements and, for 2014, to payments made pursuant to our quota share reinsurance agreement with Syndicate 1729. Our 58% share of Syndicate 1729 net cash flows, reported in item 9 below, reflects receipt of these payments. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The reduction in loss payments for both 2014 and 2013 primarily related to the number of large settlements paid and the timing of reinsurance collections on those settlements as compared to claim settlement activity in the prior year.

(4)
We are party to certain contracts that involve claims handling but do not transfer insurance risk. These contracts do not constitute a significant business activity for us, but did reduce cash flows in 2013 as compared to 2012.

(5)	The decline in cash received from investments for 2014 primarily reflects lower receipts from our fixed income securities.

(6)
Settlements of certain operating liabilities were lower in 2014 than in 2013 primarily due to timing differences. Also, approximately $2.2 million of the 2014 decrease in other expenses was attributable to transaction costs paid in 2013 for a business combination completed in 2013. Transaction costs paid in 2014 for a business combination completed in 2014 are included in item 9 below.

(7)	The increase in cash paid for interest during 2014 is primarily due to a higher interest rate on a greater amount of outstanding long-term debt as compared to 2013.

(8)	The decrease in net tax payments during 2014 as compared to those made in 2013 primarily reflected the following:

•
Tax refunds totaling $30.6 million, exclusive of interest, received in 2014 related to an Internal Revenue Service (IRS) examination, as discussed in further detail in this section under the heading "Taxes." The refunds included the return of a $20.6 million protective tax payment made in 2013.

•	Final tax payments made during 2014 for the prior fiscal year were $29.1 million lower than those made in 2013.

•	Estimated tax payments for the current fiscal year were $7.1 million lower during 2014 than those made in 2013.
The net increase in tax payments during 2013 as compared to those made in 2012 primarily reflected the following:

•	A $20.6 million protective tax payment made in 2013 as noted above. No such payment was made in 2012.

•	Final tax payments made during 2014 for the prior fiscal year were $8.3 million lower than those made in 2012.

•	Estimated tax payments for the current fiscal year were $7.9 million lower during 2013 than those made in 2012.

(9)
Operations acquired in 2014 as a part of the Eastern transaction produced positive operating cash flows of approximately $22.0 million in 2014. Our Lloyd's Syndicate operations used operating cash flows of approximately $1.3 million, primarily due to the payment of start-up expenses.

Operations acquired in 2013 used cash of approximately $11.0 million, primarily due to the payment of transaction costs, the payment of several large prior accident year claims, and normal expenses for which the timing of the payment differed from the recognition of the expense.
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
Within our Specialty P&C segment, we generally reinsure professional liability risks under annual treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention of $1 million per claim, up to the maximum individual limit offered. Historically, our professional liability per claim retention level has been 100% of the first $1 million of coverage and up to 15% of claims exceeding those levels depending on the coverage year and the state in which business was written. Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities. Medical technology and life sciences products coverages are separately reinsured; subsequent to 2010, retention has been 100% on the first $1 million of coverage and between 20% and 33% of coverage exceeding those levels.
There are also in place various older reinsurance contracts acquired as a part of business combinations. The structure of these acquired arrangements typically reflects a lower retention level than our excess of loss reinsurance arrangements.
Within our Workers' Compensation segment, our traditional business is reinsured under an excess of loss arrangement under which the Company retains the first $500,000 on each loss occurrence. Loss occurrences in excess of $500,000 are covered up to a maximum of $149.5 million per occurrence.
Over 90% of the alternative market business within our Workers' Compensation segment is fully reinsured under 100% quota share agreements to the SPC's of our wholly owned subsidiary, Eastern Re Ltd., SPC (Eastern Re), domiciled in the Cayman Islands, net of a ceding commission. Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPC's. Our ownership interest in the segregated portfolio cells for which we participate is generally 50%, but we have ownership interests as low as 25% and as high as 82.5%. Each SPC has in place its own reinsurance arrangements:

•
Each cell has an aggregate excess reinsurance agreement with another of our insurance subsidiaries. This agreement provides for cession of 100% of losses of the cell which exceed a specified attachment point (typically 89% of premiums assumed), up to a maximum of $100,000.

•	For losses that exceed the attachment point, each segregated portfolio cell further purchases two types of external reinsurance coverage:

•
Per occurrence reinsurance agreements cover each SPC for a catastrophic claim resulting from one event with respect to its SPC business. The specific retentions for per occurrence coverage for an SPC range from $300,000 to $350,000, with limits of approximately $149.5 million. For example, in the case of an SPC with a $300,000 retention that has a $3.0 million claim relating to the injury and/or death of a covered employee, the SPC would cover the first $300,000 of the claim with the third party reinsurer paying the remaining $2.7 million in claims.

•
Aggregate reinsurance agreements cover each SPC for losses and LAE beyond the $100,000 aggregate coverage provided by us. The need for this coverage would arise in the event of a series of losses as opposed to a single, catastrophic event. Aggregate reinsurance coverage purchased through external reinsurers has ultimate loss limits of $1.0 million or $2.0 million, depending on the underlying risks. This external reinsurance combined with the aggregate coverage provided by us provides aggregate loss limits for each segregated portfolio cell ranging from $1.1 million to $2.1 million.

Each SPC maintains a loss fund for the cell initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide a letter of credit to us that is equal to the difference between the loss fund (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance.
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
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize a reinsurance broker to assist us in the placement of our reinsurance program and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.
Taxes
In 2013 we received a Notice of Proposed Adjustment (NOPA) from the IRS related to the examination of our 2009 and 2010 tax years. We subsequently protested certain issues in the NOPA, all of which related to the timing of deductions, and also made a related $20.6 million protective payment. In April 2014, we reached a final settlement with the IRS on all contested issues, which did not increase our tax liability. We received refunds from the IRS related to the NOPA in July 2014 of $30.6 million in total, exclusive of interest, which included a refund from the settlement of non-contested issues addressed by the NOPA and the return of the protective payment.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2014 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Investment Exposures - The following table provides summarized information regarding our investments as of September 30, 2014:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities
Government
U.S. Treasury	$176,813	$4,396	$1,215	AA+	(2)	4%
U.S. Government-sponsored enterprise	43,966	1,709	223	AA+	(2)	1%
Total government	220,779	6,105	1,438	AA+	(2)	5%
State and Municipal Bonds
Pre-refunded	152,738	5,990	47	AA		4%
General obligation	281,360	13,882	83	AA		7%
Special revenue	653,536	30,183	569	AA		16%
Total state and municipal bonds	1,087,634	50,055	699	AA		27%
Corporate Debt
Financial institutions	430,075	12,988	1,161	A		11%
Consumer oriented	303,638	10,869	2,353	BBB+		7%
Utilities/Energy	296,918	11,767	2,636	BBB+		7%
Industrial	418,523	12,944	3,004	BBB+		10%
Other	23,831	326	21	AA		1%
Total corporate debt	1,472,985	48,894	9,175	A-		36%
Securities backed by:
Agency mortgages	279,755	8,778	1,069	AA+	(2)	7%
Non-agency mortgages	10,559	39	151	AA+		<1%
Agency commercial mortgages	16,893	172	64	AA+	(2)	<1%
Other commercial mortgages	57,323	1,587	117	AAA		1%
Automobile loans	49,845	73	66	AAA		1%
Other asset loans	51,047	273	103	AA+		1%
Total asset-backed securities	465,422	10,922	1,570	AAA		11%
Total fixed maturities	3,246,820	115,976	12,882	A+		80%
Equities
Financial	75,141	—	—			2%
Utilities/Energy	26,551	—	—			1%
Industrial	54,912	—	—			1%
Consumer oriented	64,912	—	—			2%
Bond funds	53,178	—	—			1%
All Other	31,937	—	—			1%
Total equities	306,631	—	—			8%
Short-Term	94,973	—	—			2%
Business-owned life insurance	55,918	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in tax credit partnerships	137,386	—	—			3%
Equity method LPs/LLCs	117,576	—	—			3%
Total investment in unconsolidated subsidiaries	254,962	—	—			6%
Other Investments
Investments in LPs, carried at cost	57,607	—	—			1%
Convertible securities, at fair value	30,058	—	—			1%
FHLB capital stock and other	4,345	—	—			<1%
Total other investments	92,010	—	—			2%
Total Investments	$4,051,314	$115,976	$12,882			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of September 30, 2014 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
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
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2014 was 3.6 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.5 years.
Our acquisition of Eastern added the following to our investment holdings as of January 1, 2014, the date of acquisition:

(In thousands)
Fixed maturities	$107,131
Equities	65,945
Short-Term	23,931
Equity Method LPs/LLCs	11,994
Convertible Securities	30,139
Total	$239,140
As discussed under the heading "Business Combinations and Ventures" and in Note 4 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At September 30, 2014 securities on deposit with Lloyd's included fixed maturities having a fair value of $71.5 million and short term investments with a fair value of $5.7 million.
The carrying value of our tax credit partnerships was approximately $137.4 million at September 30, 2014 and $142.2 million at December 31, 2013. Carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships. During the nine months ended September 30, 2014 and 2013 we funded approximately $8.4 million and $58.8 million, respectively. As of September 30, 2014, approximately $15.7 million of our total commitments to the tax credit partnerships had not yet been funded.
At September 30, 2014 and December 31, 2013 the total carrying value of our investment fund LPs/LLCs was approximately $175.2 million and $119.3 million, respectively, all of which has been funded. During the nine months ended September 30, 2014 and 2013, we funded investment LPs/LLCs, net of capital returned, in the amount of $35.2 million and $8.4 million, respectively. As of September 30, 2014, we had active commitments to investment fund LPs/LLCs of approximately $149.0 million that had not yet been funded. The unfunded commitments will be paid over a period of approximately 5 years as requested by the fund managers.
Business Combinations and Ventures
We acquired 100% of the outstanding common shares of Eastern on January 1, 2014 for cash totaling $205 million. Funds for the transaction were deposited with an intermediate third-party several days prior to the close date. Additional information related to our acquisition of Eastern is detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Late in 2013, we became a Lloyd's member and a primary (58%) capital provider to Syndicate 1729, which began active operations effective January 1, 2014. We are required to provide capital, referred to as FAL, to support Syndicate 1729. As of December 31, 2013, we met the FAL requirements through a fully secured standby letter of credit (LOC) (£41.9 million or approximately $69.3 million at December 31, 2013) and a deposit of approximately $8.7 million (included in Other assets at December 31, 2013). During the first quarter of 2014 we elected to begin satisfying the FAL requirement by placing securities on deposit with Lloyd's (see "Investment Exposures"). We subsequently canceled the LOC and our deposit was returned. Funds which had secured the LOC (classified as restricted cash at December 31, 2013) were also returned to us during the first quarter of 2014. We anticipate our FAL requirement for the 2015 underwriting year will be approximately £50.9 million, which would require us to fund an additional £5.8 million (approximately $9.8 million if funded with U.S. currency) during 2014. As discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, we have agreed to provide Syndicate 1729 with operating funds of up to £10 million (approximately $16 million at September 30, 2014) under an unconditional revolving credit agreement (the Credit Agreement). As of September 30, 2014, we had advanced £5.5 million ($9.2 million) to Syndicate 1729 under the Credit Agreement.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 3.7 million common shares, having a total cost of approximately $167.2 million, during the nine months ended September 30, 2014 (including approximately 1.0 million shares at a total cost of $45.0 million during the three months ended September 30, 2014). During the nine months ended September 30, 2013 we repurchased approximately 0.2 million shares, having a total cost of approximately $8.0 million, all in the third quarter period. In May 2014 our Board increased its authorization for the repurchase of common shares or the retirement of outstanding debt by $100 million. Subsequent to September 30, 2014, through our 10b5-1 plan, we reacquired an additional 551,000 common shares at a cost of approximately $24.8 million. As of October 31, 2014 our remaining Board authorization was approximately $111.9 million.
Shareholder Dividends
Our Board of Directors declared cash dividends of $0.30 per share during each of the first three quarters of 2014 and $0.25 per share during each of the first three quarters of 2013. During the nine months ended September 30, 2014 we paid the dividends declared in first and second quarters of 2014, as well as the dividends declared in the fourth quarter of 2013. During the nine months ended September 30, 2013 we paid only the 2013 first and second quarter dividends as payment of the dividends declared in fourth quarter 2012 was accelerated to December 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At September 30, 2014 our long-term debt consisted of $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a revolving credit agreement (the Agreement) which allows us to borrow up to $200 million for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The Agreement expires in April 2016. No borrowings have been outstanding under the Agreement during 2014. We are in compliance with the financial covenants of the Agreement.
Additional information regarding our long-term debt is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30
($ in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Revenues:
Net premiums written	$200,909	$157,641	$43,268	$568,575	$417,813	$150,762
Net premiums earned	$177,028	$133,598	$43,430	$525,061	$398,528	$126,533
Net investment result	33,128	33,584	(456)	95,555	95,782	(227)
Net realized investment gains (losses)	(8,131)	12,500	(20,631)	7,659	47,650	(39,991)
Other income	1,808	1,804	4	6,055	5,305	750
Total revenues	203,833	181,486	22,347	634,330	547,265	87,065
Expenses:
Losses and loss adjustment expenses	106,486	65,619	40,867	306,591	203,885	102,706
Reinsurance recoveries	(7,264)	(3,982)	(3,282)	(18,948)	(14,013)	(4,935)
Net losses and loss adjustment expenses	99,222	61,637	37,585	287,643	189,872	97,771
Underwriting, policy acquisition and operating expenses	54,185	33,348	20,837	158,856	105,592	53,264
Segregated portfolio cells dividend expense	(483)	—	(483)	2,355	—	2,355
Interest expense	3,606	322	3,284	10,697	1,085	9,612
Total expenses	156,530	95,307	61,223	459,551	296,549	163,002
Gain on acquisition	—	494	(494)	—	35,986	(35,986)
Income before income taxes	47,303	86,673	(39,370)	174,779	286,702	(111,923)
Income taxes	12,525	23,316	(10,791)	43,328	60,044	(16,716)
Net income	$34,778	$63,357	$(28,579)	$131,451	$226,658	$(95,207)
Operating income	$40,131	$54,800	$(14,669)	$126,020	$159,746	$(33,726)
Earnings per share:
Basic	$0.59	$1.02	$(0.43)	$2.20	$3.67	$(1.47)
Diluted	$0.59	$1.02	$(0.43)	$2.19	$3.65	$(1.46)
Operating earnings per share:
Basic	$0.68	$0.89	$(0.21)	$2.11	$2.59	$(0.48)
Diluted	$0.68	$0.88	$(0.20)	$2.10	$2.57	$(0.47)
Net loss ratio	56.0%	46.1%	9.9	54.8%	47.6%	7.2
Underwriting expense ratio	30.6%	25.0%	5.6	30.3%	26.5%	3.8
Combined ratio	86.6%	71.1%	15.5	85.1%	74.1%	11.0
Operating ratio	68.1%	45.7%	22.4	67.4%	49.2%	18.2
Effective tax rate	26.5%	26.9%	(0.4)	24.8%	20.9%	3.9
Return on equity*	5.9%	10.7%	(4.8)	7.4%	10.9%	(3.5)
* Annualized. Gain on acquisition is excluded from this calculation.
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Net Premiums Earned
Specialty P&C	$123,791	$133,598	$(9,807)	(7.3%)	$374,704	$398,528	$(23,824)	(6.0%)
Workers' Compensation	49,792	—	49,792	nm	143,960	—	143,960	nm
Lloyd's Syndicate	3,445	—	3,445	nm	6,397	—	6,397	nm
Consolidated total	$177,028	$133,598	$43,430	32.5%	$525,061	$398,528	$126,533	31.8%
Consolidated net premiums earned increased in 2014 as compared to 2013 primarily due to the contribution of our recently acquired Workers' Compensation segment. The decline in net premiums earned for our Specialty P&C segment was primarily attributable to the pro-rata effect of lower physician premiums written during the preceding twelve months and also reflected an increase in ceded premiums earned. Given the start-up nature of Syndicate 1729 it added only $3.4 million and $6.4 million in net premiums earned for the 2014 three- and nine-month periods, respectively (as compared to net written premium of $3.9 million and $24.2 million for the three- and nine-month periods, respectively).
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $0.5 million or 1.4% for the 2014 three-month period and decreased $0.2 million or 0.2% for the 2014 nine-month period. Net investment income decreased during the 2014 three- and nine-month periods primarily due to reduced earnings on our fixed income portfolio, which was partially offset by increased earnings from our other invested assets. Earnings from unconsolidated subsidiaries increased $0.6 million in the 2014 three-month period and increased $6.3 million in the 2014 nine-month period, primarily reflecting increased earnings from investment LPs. Amortization from tax credit partnerships was higher for the 2014 three-month period, but lower for the 2014 nine-month period.
Net realized investment gains (losses) decreased $20.6 million and $40.0 million for the 2014 three- and nine-month periods, respectively, as compared to 2013. The changes primarily relate to trading securities which are carried at fair value. Net impairments were approximately $1.2 million in both the 2014 three- and nine-month periods and nominal in both the 2013 three- and nine-month periods.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended September 30			Nine Months Ended September 30
($ in millions)	2014	2013	Change	2014	2013	Change
Current accident year net loss ratio
Consolidated ratio	80.3%	83.1%	(2.8)	80.2%	83.0%	(2.8)
Specialty P&C	85.6%	83.1%	2.5	85.8%	83.0%	2.8
Workers' Compensation	67.6%	—%	nm	65.9%	—%	nm
Lloyd's Syndicate	73.6%	—%	nm	68.9%	—%	nm

Calendar year net loss ratio
Consolidated ratio	56.0%	46.1%	9.9	54.8%	47.6%	7.2
Specialty P&C	51.4%	46.1%	5.3	51.0%	47.6%	3.4
Workers' Compensation	66.4%	—%	nm	63.9%	—%	nm
Lloyd's Syndicate	73.6%	—%	nm	68.9%	—%	nm

Favorable net loss development, prior accident years
Consolidated	$42.9	$49.4	$(6.5)	$133.3	$141.0	$(7.7)
Specialty P&C	$42.3	$49.4	$(7.1)	$130.4	$141.0	$(10.6)
Workers' Compensation	$0.6	$—	nm	$2.9	$—	nm
Lloyd's Syndicate	$—	$—	nm	$—	$—	nm

The decrease in our consolidated current accident year net loss ratio for the 2014 three- and nine-month periods was primarily attributable to the addition of our workers' compensation business. The start-up of Syndicate 1729 during 2014 had only a nominal effect on the consolidated ratio. Combined, these new operations decreased our 2014 consolidated current accident year net loss ratio by 5.3 percentage points for the three-month period and 5.6 percentage points for the nine-month period. The current accident year net loss ratio of our Specialty P&C segment (our historical business) reflected an increase primarily attributable to a higher accrual for internal claims adjustment expenses on a lower volume of premiums earned and additional administrative claims costs now recognized on a more timely, quarterly basis.
Our consolidated calendar year net loss ratio is lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C and Workers' Compensation segments as shown in the table above.
Our underwriting expense ratio reflected the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
Underwriting Expense Ratio, as reported
Consolidated	30.6%	25.0%	5.6	30.3%	26.5%	3.8

Underwriting Expense Ratio, excluding the effect of discrete events, and Syndicate 1729
Consolidated	27.7%	24.4%	3.3	27.8%	25.3%	2.5
Specialty P&C	25.9%	22.8%	3.1	25.6%	23.5%	2.1
Workers' Compensation	29.4%	—%	nm	29.6%	—%	nm
Our consolidated expense ratio increased in 2014 due to a number of factors, including the acquisition of Eastern and additional expenses associated with our participation in Syndicate 1729. The ratios for both 2014 and 2013 were also impacted by expenses attributable to discrete events, such as the effect of purchase accounting on deferred policy acquisition cost amortization, transaction and other costs associated with business combinations or expansions, and costs associated with technology initiatives. Exclusive of expenses attributable to discrete events, we estimate that the addition of our workers' compensation business, which carries a higher expense ratio, increased our 2014 consolidated expense ratio by approximately 0.3 and 0.4 percentage points for the 2014 three- and nine-month periods, respectively. We estimate that the Lloyd's Syndicate segment, which had a high expense ratio due to its start-up phase, increased our consolidated expense ratio by approximately 0.9 and 0.8 percentage points for the 2014 three- and nine-month periods, respectively.
Exclusive of the effect of discrete events, the increase in our Specialty P&C segment ratio principally reflects the effects of higher compensation costs and a lower premium base. Approximately 2.6 and 2.7 percentage points of the Workers' Compensation segment expense ratio for the 2014 three- and nine-month periods, respectively, was attributable to the amortization of intangible assets recognized in the acquisition of Eastern.
Taxes
Our effective tax rate was 26.5% for the 2014 three-month period, a 0.4 percentage point decrease as compared to the 2013 three-month period, and was 24.8% for the 2014 nine-month period, a 3.9 percentage point increase as compared to the 2013 nine-month period. The increase for the nine-month period principally reflects a reduction to our effective tax rate in 2013 due to a gain on acquisition that was not taxable.

Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 22.4 percentage points in the 2014 three-month period and increased by 18.2 percentage points in the 2014 nine-month period, reflecting higher net loss and expense ratios, and a decline in our investment ratio of 6.9 percentage points and 7.2 percentage points for the three- and nine-month periods, respectively, primarily due to the acquisition of Eastern. Compared to our professional liability business, workers' compensation generally requires lower reserves which necessitates lower investment assets to support those reserves in proportion to earned premium.
Return on equity (ROE) was 5.9% and 7.4% for the 2014 three- and nine-month periods, respectively, and was 10.7% and 10.9% for the same respective periods of 2013. Our calculation of return on equity for the 2013 three- and nine-month periods excluded the effect of the $0.5 million and $36.0 million gain on acquisition, respectively.
Book Value per Share
Our book value per share at September 30, 2014 as compared to December 31, 2013 is shown in the following table. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2013	$39.13
Increase (decrease) to book value per share during the nine months ended September 30, 2014 attributable to:
Net income	2.20
Increase in accumulated other comprehensive income	0.12
Dividends declared	(0.90)
Other, primarily the repurchase of shares	(0.31)
Book Value Per Share at September 30, 2014	$40.24

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
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2014	2013	2014	2013
Net income	$34,778	$63,357	$131,451	$226,658
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	8,131	(12,500)	(7,659)	(47,650)
Guaranty fund assessments (recoupments)	104	95	147	71
Gain on acquisition	—	(494)	—	(35,986)
Effect of confidential settlements, net	—	—	(843)	—
Pre-tax effect of exclusions	8,235	(12,899)	(8,355)	(83,565)
Tax effect, at 35%, exclusive of non-taxable gain on acquisition	(2,882)	4,342	2,924	16,653
Operating income	$40,131	$54,800	$126,020	$159,746
Per diluted common share:
Net income	$0.59	$1.02	$2.19	$3.65
Effect of exclusions	0.09	(0.14)	(0.09)	(1.08)
Operating income per diluted common share	$0.68	$0.88	$2.10	$2.57
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology and life sciences products liability insurance as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three and nine months ended September 30, 2014 were $27.4 million and $86.6 million, respectively, as compared to $42.5 million and $116.7 million for the same respective periods of 2013, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Net premiums written	$142,733	$157,641	$(14,908)	(9.5%)	$379,428	$417,813	$(38,385)	(9.2%)
Net premiums earned	$123,791	$133,598	$(9,807)	(7.3%)	$374,704	$398,528	$(23,824)	(6.0%)
Net losses and loss adjustment expenses	$63,639	$61,637	$2,002	3.2%	$191,263	$189,872	$1,391	0.7%
Underwriting, policy acquisition and operating expenses	$33,814	$30,708	$3,106	10.1%	$101,044	$95,907	$5,137	5.4%
Net loss ratio	51.4%	46.1%	5.3		51.0%	47.6%	3.4
Underwriting expense ratio	27.3%	23.0%	4.3		27.0%	24.1%	2.9
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Gross premiums written	$163,134	$165,794	$(2,660)	(1.6%)	$429,730	$451,819	$(22,089)	(4.9%)
Ceded premiums written	(20,401)	(8,153)	(12,248)	<(100%)	(50,302)	(34,006)	(16,296)	(47.9%)
Net premiums written	$142,733	$157,641	$(14,908)	(9.5%)	$379,428	$417,813	$(38,385)	(9.2%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Professional liability
Physicians (1):
Twelve month term	$115,698	$118,347	$(2,649)	(2.2%)	$289,533	$310,880	$(21,347)	(6.9%)
Twenty-four month term	5,311	7,720	(2,409)	(31.2%)	17,648	22,865	(5,217)	(22.8%)
Total Physicians	121,009	126,067	(5,058)	(4.0%)	307,181	333,745	(26,564)	(8.0%)
Other healthcare providers (2)	10,203	10,381	(178)	(1.7%)	26,458	25,852	606	2.3%
Healthcare facilities (3)	9,291	6,195	3,096	50.0%	28,932	27,106	1,826	6.7%
Legal professionals (4)	7,097	6,984	113	1.6%	23,095	22,174	921	4.2%
Tail coverages (5)	4,630	5,884	(1,254)	(21.3%)	15,132	16,467	(1,335)	(8.1%)
Total professional liability	152,230	155,511	(3,281)	(2.1%)	400,798	425,344	(24,546)	(5.8%)
Medical technology and life sciences products liability (6)	10,473	9,759	714	7.3%	27,561	25,040	2,521	10.1%
Other	431	524	(93)	(17.7%)	1,371	1,435	(64)	(4.5%)
Total	$163,134	$165,794	$(2,660)	(1.6%)	$429,730	$451,819	$(22,089)	(4.9%)

(1)
Physician policies were our greatest source of premium revenues in both 2014 and 2013. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decline in twenty-four month premium, as compared to 2013, primarily reflects the normal cycle of renewals (policies subject to renewal in 2014 were previously written in 2012 rather than in 2013). There was no significant volume change associated with twenty-four month policies during the three- and nine-month periods of 2014.

(2)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(3)	Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased in 2014, principally due to a shift in the timing of renewals between periods.

(4)	Our legal professionals policies are offered throughout the United States, principally through agent and brokerage arrangements.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology and life sciences products liability (products liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products. In addition to the previously listed factors that affect our premium volume, our products liability premium volume is impacted by the sales volume of insureds.

New business written by component was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2014	2013	2014	2013
Physicians	$5.3	$5.6	$13.2	$13.1
Other healthcare providers	$0.9	$0.8	$2.3	$1.9
Healthcare facilities	$2.1	$1.0	$3.9	$3.3
Legal professionals *	$1.2	$0.5	$3.4	$1.5
Medical technology and life sciences products liability *	$1.4	nm	$4.0	nm

* Excludes new business attributable to our Medmarc acquisition for the 2013 three- and nine-month periods, as the entire Medmarc book of business was new to us in 2013.

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
Retention by component is shown in the following table.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Physicians, standard lines only	90%	89%	89%	89%
Other healthcare providers	85%	85%	81%	82%
Healthcare facilities	84%	82%	82%	83%
Legal professionals *	80%	90%	82%	87%
Medical technology and life sciences products liability *	83%	nm	87%	nm

* Premiums contributed by our Medmarc acquisition are excluded from the calculation of retention for the 2013 three- and nine-month periods, as the entire Medmarc book of business was new to us in 2013.

The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders. The pricing of our standard physician business averaged 2% higher during the 2014 three-month period and 1% higher during the 2014 nine-month period. Rate increases resulted in an increase in average pricing of 4% and 7% for our legal professionals business for the 2014 three- and nine-month periods, respectively, which, when combined with our choosing to be more selective in the coverages we insure, contributed to lower retention for the same respective periods.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we retain the first $1 million in risk insured by us and cede any coverages in excess of this amount, and for our products liability coverages, we also retain 20% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written for the three and nine months ended September 30, 2014 and 2013 were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Excess of loss reinsurance arrangements	$8,382	$7,657	$725	9.5%	$24,406	$22,867	$1,539	6.7%
Premium ceded to Syndicate 1729 (1)	4,974	—	4,974	nm	9,847	—	9,847	nm
Other shared risk arrangements (2)	7,837	2,132	5,705	>100%	19,319	15,987	3,332	20.8%
Other ceded premiums written	2,365	2,039	326	16.0%	6,870	7,157	(287)	(4.0%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(3,157)	(3,675)	518	14.1%	(10,140)	(12,005)	1,865	15.5%
Total ceded premiums written	$20,401	$8,153	$12,248	>100%	$50,302	$34,006	$16,296	47.9%

(1)
Effective January 1, 2014, one of our subsidiaries began ceding premium to Syndicate 1729 under a quota share agreement, net of a related ceding commission. As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the Specialty P&C segment results for this agreement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Premium ceded to Syndicate 1729 reported for the three- and nine-month periods of 2014 in the table above reflects cessions that occurred during the three- and six-months ended June 30, 2014, respectively. The related ceding commission income recorded as an offset to deferred policy acquisition costs for the three- and nine-month periods of 2014 was $1.3 million and $2.7 million, respectively. The third quarter cession of $11.1 million and the related ceding commission income of $3.0 million will be recorded in the fourth quarter of 2014. Eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health Certitude and CAPAssurance Programs. The increase in ceded premiums written under our shared risk arrangements for the 2014 three- and nine-month periods principally reflected premiums ceded under arrangements begun after the third quarter of 2013. The increase for the 2014 nine-month period was partially offset by decreases attributable to a shift in renewal period for one arrangement from the second quarter to the fourth quarter and a large policy under one of the arrangements that did not renew in 2014.

(3)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. In both 2014 and 2013, on a net basis, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2014 and 2013 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
Ceded premiums ratio, as reported	12.5%	4.9%	7.6	11.7%	7.5%	4.2
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.9%)	(2.2%)	0.3	(2.4%)	(2.7%)	0.3
Ratio, current accident year	14.4%	7.1%	7.3	14.1%	10.2%	3.9
The remaining increase in the current accident year ceded premiums ratio for the three- and nine-month periods was primarily attributable to the increase in ceded premiums written under the quota share arrangement with Syndicate 1729 and our shared risk arrangements, as previously discussed. Additionally, premium volume from retained coverages was lower in 2014 than in 2013, which reduced gross premiums written but had no effect on ceded premiums written, and thus increased the ratio.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Gross premiums earned	$137,446	$144,280	$(6,834)	(4.7%)	$410,814	$428,784	$(17,970)	(4.2%)
Ceded premiums earned	(13,655)	(10,682)	(2,973)	(27.8%)	(36,110)	(30,256)	(5,854)	(19.3%)
Net premiums earned	$123,791	$133,598	$(9,807)	(7.3%)	$374,704	$398,528	$(23,824)	(6.0%)
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
The decrease in gross premiums earned in 2014 primarily reflected the pro-rata effect of lower physician premiums written during the preceding twelve months, partially offset by an increase in premiums earned due to growth associated with our shared risk arrangements. The increase in premiums ceded during 2014 primarily reflects growth associated with certain shared risk arrangements that were either new in 2014 or not in effect for all of 2013 and premiums ceded under the quota share arrangement with Syndicate 1729. Also, for the 2014 three- and nine-month periods, prior accident year ceded premiums reductions were $0.5 million and $1.9 million lower, respectively, than for the 2013 three- and nine-month periods (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was significantly affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the three and nine months ended September 30, 2014 and 2013 compare as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
Calendar year net loss ratio	51.4%	46.1%	5.3	51.0%	47.6%	3.4
Less impact of prior accident years on the net loss ratio	(34.2%)	(37.0%)	2.8	(34.8%)	(35.4%)	0.6
Current accident year net loss ratio, as reported	85.6%	83.1%	2.5	85.8%	83.0%	2.8
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.2%)	(2.3%)	0.1	(2.4%)	(2.6%)	0.2
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	87.8%	85.4%	2.4	88.2%	85.6%	2.6

(1)	Net losses as specified divided by net premiums earned.

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

We recognized favorable loss development related to our previously established reserve, on a gross basis, of $47.8 million and $146.9 million during the three and nine months ended September 30, 2014, respectively. On a net basis, we recognized favorable development of $42.3 million and $130.4 million during three and nine months ended September 30, 2014, respectively. The net basis reflects the favorable development recognized with respect to our ceded coverage layers. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and nine months ended September 30, 2014 principally related to accident years 2007 through 2012.
We recognized favorable loss development related to our previously established reserve, on a gross basis, of $54.6 million and $158.1 million during the three and nine months ended September 30, 2013, respectively. On a net basis, we recognized favorable development of $49.4 million and $141.0 million during the three and nine months ended September 30, 2013, respectively. Development recognized during the 2013 three- and nine-month periods principally related to accident years 2005 through 2011.
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

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of underwriting, policy acquisition and operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Underwriting, policy acquisition and operating expenses	$33,814	$30,708	$3,106	10.1%	$101,044	$95,907	$5,137	5.4%
The following table highlights the more significant items affecting the comparability of expenses between 2014 and 2013:

	Expense Increase (Decrease) 2014 vs 2013
(In millions)	Three Months Ended September 30	Nine Months Ended September 30
Excluding the effect from purchase accounting (see below), the decrease in DPAC amortization primarily reflects the decline in premium volume and an increased amount of ceding commission income during 2014, partially offset by an increased amount of underwriting compensation costs capitalized beginning in the third quarter of 2013. The increase in ceding commission income, which is accounted for as an offset to DPAC amortization, reflected the 2014 increase in ceded premiums earned.	$(0.9)	$(0.2)
Costs associated with ongoing technology enhancement initiatives	0.1	0.9
Higher compensation costs. The three-month increase was primarily attributable to allocation adjustments made in the 2013 three-month period. The nine-month increase was primarily attributable to higher stock compensation costs in 2014 relative to a performance based plan.	1.3	1.2
Other variances not individually significant	1.2	0.3
Expenses associated with discrete events:
Amortization of deferred policy acquisition costs associated with entities acquired in 2013 increased in 2014. Application of GAAP purchase accounting rules lowered amortization recorded in 2013.	0.7	3.6
Transaction-related costs associated with entities acquired in 2013, principally professional fees and one time compensation costs	—	(1.4)
Technology enhancement initiatives	0.7	0.7
Net change in expenses	$3.1	$5.1

Underwriting Expense Ratio (the Expense Ratio)
As shown in the following table, our expense ratio was affected in both 2014 and 2013 by ceded premium reductions related to prior accident years as discussed under the heading "Ceded Premiums Written," and by expenses associated with discrete events, as identified in the previous table.

	Underwriting Expense Ratio
	Three Months Ended September 30			Nine Months Ended September 30
	2014	2013	Change	2014	2013	Change
Underwriting expense ratio, as reported	27.3%	23.0%	4.3	27.0%	24.1%	2.9
Less estimated ratio increase (decrease) attributable to:
Net ceded premium reductions, prior accident years	(0.7%)	(0.6%)	(0.1)	(0.7%)	(0.7%)	—
Expenses associated with discrete events (see table above)	1.4%	0.2%	1.2	1.4%	0.6%	0.8
Underwriting expense ratio, less listed effects	26.6%	23.4%	3.2	26.3%	24.2%	2.1
The remaining difference in our 2014 and 2013 expense ratios is attributable to the following:

	Increase (decrease), 2014 versus 2013
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Increase in compensation costs included in DPAC amortization, as previously discussed	0.5	0.9
Costs associated with ongoing technology enhancement initiatives	0.1	0.3
Higher compensation costs	1.0	0.3
Lower net premiums earned, partially offset by the effect of higher ceding commission income	0.7	0.6
Other variances not individually significant	0.9	—
Net increase/(decrease) in ratio	3.2	2.1

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 employees or fewer and alternative market solutions, as discussed in Note 13 to the Notes to Condensed Consolidated Financial Statements. Our Workers' Compensation operations are the primary business operations acquired through our purchase of Eastern in 2014. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results which are included in our Corporate segment. Segment operating results for the three and nine months ended September 30, 2014 were $2.6 million and $4.8 million, respectively, and included the following:

	September 30, 2014
($ in thousands)	Three Months Ended	Nine Months Ended
Net premiums written	$54,287	$164,984
Net premiums earned	$49,792	$143,960
Net losses and loss adjustment expenses	$33,046	$91,975
Underwriting, policy acquisition and operating expenses	$14,785	$45,379
Segregated portfolio cell dividend expense	$(483)	$2,355

Net loss ratio	66.4%	63.9%
Underwriting expense ratio	29.7%	31.5%
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: 1) the amount of new business written, 2) retention of our existing book of business, 3) premium rates charged on our renewal book of business, and 4) audit premium.
Gross, ceded and net premiums written for the three and nine months ended September 30, 2014 were as follows:

	September 30, 2014
(In thousands)	Three Months Ended	Nine Months Ended
Gross premiums written	$60,307	$181,130
Ceded premiums written	(6,020)	(16,146)
Net premiums written	$54,287	$164,984
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and nine months ended September 30, 2014 were as follows:

	September 30, 2014
(In thousands)	Three Months Ended	Nine Months Ended
Traditional business	$46,666	$136,752
Alternative market business	13,641	44,378
Gross premiums written	$60,307	$181,130
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is ceded 100% to the segregated portfolio cells at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, and an unaffiliated captive insurer. Additional information regarding the operations of the segregated portfolio cells is included in the Underwriting, policy acquisition and operating expense section below.

Gross premiums written for the three and nine months ended September 30, 2014 reflected the following:
Our retention rate was approximately 85% and 83% for the 2014 three- and nine-month periods, respectively, reflecting the impact of price competition in the marketplace. We calculate our workers' compensation retention rate as annualized renewed premium divided by all annualized premium subject to renewal.
The pricing of our renewed business averaged 2% higher than that of our expiring premium during both the 2014 three month period and the 2014 nine-month period. The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.
In addition to the effects of retention and renewal pricing factors discussed above, premium volume reflected new business of approximately $12.6 million and $36.4 million and audit premium of $2.2 million and $3.0 million for the three and nine months ended September 30, 2014, respectively.
Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written for three and nine months ended September 30, 2014 were as follows:

	September 30, 2014
(In thousands)	Three Months Ended	Nine Months Ended
Premiums ceded to external reinsurers	$4,502	$12,396
Return premium estimate under external reinsurance	750	(213)
Premiums ceded to unaffiliated captive insurers	768	3,963
Total ceded premiums written	$6,020	$16,146
We retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the three and nine months ended September 30, 2014. We cede 100% of premiums written under two alternative market programs to an unaffiliated captive insurer.
Ceded Premiums Ratio

	September 30, 2014
	Three Months Ended	Nine Months Ended
Ceded premiums ratio, as reported	10.0%	8.9%
Less the effect of:
Return premium estimated under external reinsurance	1.2%	(0.1%)
Premiums ceded to unaffiliated captive insurer (100%)	1.3%	2.2%
Ceded premiums ratio, less the effects of above	7.5%	6.8%
Ceded premiums under our primary external reinsurance contract represented 7.5% and 6.8% of gross premiums written for the three and nine months ended September 30, 2014, respectively. We cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis.

Net Premiums Earned
Net premiums earned for the three and nine months ended September 30, 2014 were as follows:

	September 30, 2014
(In thousands)	Three Months Ended	Nine Months Ended
Gross premiums earned	$56,690	$159,955
Ceded premiums earned	(6,898)	(15,995)
Net premiums earned	$49,792	$143,960
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro-rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We increased the EBUB estimate by $0.8 million and $0.4 million during the three and nine months ended September 30, 2014, respectively, and the impact of that change is included in Audit premium.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar year loss ratio were as follows:

	Net Loss Ratios
	September 30, 2014
	Three Months Ended	Nine Months Ended
Calendar year net loss ratio	66.4%	63.9%
Less impact of prior accident years on the net loss ratio	(1.2%)	(2.0%)
Current accident year net loss ratio, as reported	67.6%	65.9%
Less impact of audit premium on loss ratio	(3.1%)	(1.4%)
Current accident year net loss ratio, excluding the effect of audit premium	70.7%	67.3%
The increase in the current accident year loss ratio for the three and nine months ended September 30, 2014 primarily reflects severity-related claims activity in the alternative market business.
We recorded favorable prior accident year development of $0.6 million and $2.9 million for three and nine months ended September 30, 2014, respectively, related to our SPCs due to better than anticipated loss experience during 2014, and we also recognized amortization associated with the purchase accounting fair value adjustment. There were no prior accident year reserve adjustments related to our traditional business. We recognized audit premium from customers during 2014, which reduced the current accident year net loss ratio. Audit premium from customers results in a decrease in the net loss ratio, whereas audit premium returned to customers results in an increase in the net loss ratio.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses for the three and nine months ended September 30, 2014 were $14.8 million and $45.4 million, respectively. These expenses include commissions, premium taxes, and underwriter salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of ceding commissions earned. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts.
The following table highlights certain discrete events affecting expenses in the 2014 three- and nine-month periods:

	Expense Increase (Decrease)
	September 30, 2014
(In thousands)	Three Months Ended	Nine Months Ended
One-time professional fees	$—	$661
Transaction-related expenses	$146	$2,055

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the three and nine months ended September 30, 2014, including the impact of audit premium and certain discrete items, was as follows:

	Underwriting Expense Ratio
	September 30, 2014
	Three Months Ended	Nine Months Ended
Underwriting expense ratio, as reported	29.7%	31.5%
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	0.3%	1.4%
One-time professional fees	—%	0.5%
Amortization of intangible assets	2.6%	2.7%
Impact of return premium estimate	0.4%	(0.1%)
Impact of audit premium	(1.4%)	(0.7%)
Underwriting expense ratio, less listed effects	27.8%	27.7%
Segregated Portfolio Cell (SPC) Dividend Expense
Our Workers' Compensation segment provides turn-key workers' compensation alternative market solutions that include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. The asset management and SPC management services are outsourced to a third party. Alternative market customers include individual companies, groups and/or associations (known as SPC dividend participants). SPC dividend expense for each period represents the difference between total revenue and the sum of net losses and loss adjustment expenses and underwriting, policy acquisition and operating expenses attributable to the alternative market business ceded to the SPC's of Eastern Re, net of any participation we have taken in the SPC's.
The SPC's are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected SPC's. Our ownership interest in the SPC's in which we participate is generally 50%, but we have ownership interests as low as 25% and as high as 82.5%. Under the SPC structure, the net operating results of each cell, net of our participation, are due to the SPC participants of that cell.
SPC dividend expense for the three and nine months ended September 30, 2014 was as follows:

	September 30, 2014
(In thousands)	Three Months Ended	Nine Months Ended
Segregated portfolio cell dividend expense before Eastern participation	$(598)	$3,297
Eastern participation	$115	$(942)
Segregated portfolio cell dividend expense	$(483)	$2,355

Segment Operating Results - Lloyd's Syndicate
Through a wholly owned and consolidated subsidiary (the Corporate Member), we are a corporate member of Lloyd's of London. Our Corporate Member is the majority (58%) capital provider to Syndicate 1729, which began writing and reinsuring property and casualty business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. We have provided $77.2 million of capital in the form of FAL for the first year of Syndicate 1729 operations, as discussed under the heading "Investment Exposures" in Liquidity and Capital Resources and Financial Condition and have a total capital commitment to Syndicate 1729 through 2019 of up to $200 million. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million for the 2014 underwriting year, of which £43.2 million ($70.0 million based on September 30, 2014 exchange rates) is our allocated underwriting capacity as a corporate member.
Syndicate 1729 functions as the medium through which we and the other capital providers participate in the property and casualty business underwritten by the Syndicate. Syndicate 1729 is led by Duncan Dale, an underwriter with more than 30 years of experience at Lloyd’s and in the London insurance and reinsurance market. A service company, 70% owned by Mr. Dale and 30% owned by ProAssurance, provides underwriting and other services to Syndicate 1729 on a fee basis. We account for our interest in the service company using the equity method as we do not control the service company. We have provided a £10 million credit facility to the Trustees of Syndicate 1729 to provide initial operating funds, £5.5 million ($9.2 million) of which had been advanced at September 30, 2014. See discussion under the heading "Business Combinations and Ventures" in Liquidity and Capital Resources and Financial Condition for additional detail.
Our Lloyd's Syndicate segment (comprised of our 58% participation in Syndicate 1729 operating results and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729) reported net operating losses for the three and nine months ended September 30, 2014 of $1.6 million and $3.8 million, respectively. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses, primarily start-up costs, are reported concurrently as that information is available on an earlier time frame.
Segment results reported for the three and nine months ended September 30, 2014 included the following:

	September 30, 2014
($ in thousands)	Three Months Ended	Nine Months Ended
Net premiums written	$3,889	$24,163
Net premiums earned	$3,445	$6,397
Net investment income	$120	$244
Net losses and loss adjustment expenses	$2,537	$4,405
Underwriting, policy acquisition and operating expenses	$2,584	$5,999

Net loss ratio	73.6%	68.9%
Underwriting expense ratio	75.0%	93.8%
Net premiums written were $3.9 million and $24.2 million for the three and nine months ended September 30, 2014, respectively, and included casualty, property, and property reinsurance coverages. As discussed in our Specialty P&C segment operating results, effective January 1, 2014, Syndicate 1729 entered into a quota share reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and pays a ceding commission related to the amount assumed. Our Specialty P&C segment reports this ceding arrangement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Net premiums written in the above table included $2.9 million and $5.7 million for the three and nine months ended September 30, 2014, respectively, attributable to our 58% participation in this arrangement.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies written to date primarily carry a term of one year.
The net loss ratio was 73.6% and 68.9% for the three and nine months ended September 30, 2014, respectively. Losses for the three- and nine-month periods were recorded using the loss assumptions incorporated into the business plan submitted to Lloyd's for Syndicate 1729; these assumptions are consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature.
Underwriting expenses were $2.6 million and $6.0 million for the three and nine months ended September 30, 2014, respectively, and primarily consisted of underwriting and administrative salaries and benefits, professional fees and amortization of policy acquisition costs (approximately $0.9 million and $1.7 million, respectively). No underwriting salaries or benefits were deferred during the period due to the Syndicate being in a start-up phase. The high expense ratio for the segment reflects these and other start-up costs expensed during the three- and nine-month periods, and a low level of earned premium due to Syndicate 1729 being in its initial stage of operations.
Net investment income for the 2014 three- and nine-month periods related entirely to the income earned on the FAL investments. Our FAL investments are primarily in the form of short-term investments and investment-grade corporate debt securities.
Operating results of this segment are primarily taxed in the U.K. No tax benefit has been recognized related to the operations of this segments as the loss is not currently deductible for tax purposes in either the U.K. or the U.S. and does not meet GAAP criteria for recognition of a deferred tax asset.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three and nine months ended September 30, 2014 were $6.4 million and $44.0 million, respectively, and were $20.9 million and $110.0 million for same respective periods of 2013. Results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Net investment income	$32,710	$33,889	$(1,179)	(3.5%)	$92,544	$99,282	$(6,738)	(6.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	$298	$(305)	$603	>100%	$2,767	$(3,500)	$6,267	>100%
Total net realized investment gains (losses)	$(8,131)	$12,500	$(20,631)	<(100%)	$7,659	$47,650	$(39,991)	(83.9%)
Operating expense	$3,189	$2,640	$549	20.8%	$6,826	$9,692	$(2,866)	(29.6%)
Interest expense	$3,606	$322	$3,284	>100%	$10,697	$1,085	$9,612	>100%
Income taxes	$12,525	$23,316	$(10,791)	(46.3%)	$43,328	$60,044	$(16,716)	(27.8%)
Gain on acquisition	$—	$494	$(494)	nm	$—	$35,986	$(35,986)	nm
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
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Fixed maturities	$28,302	$30,672	$(2,370)	(7.7%)	$85,132	$93,687	$(8,555)	(9.1%)
Equities	2,661	2,394	267	11.2%	7,479	7,000	479	6.8%
Short-term investments and Other invested assets	2,793	2,000	793	39.7%	4,723	2,514	2,209	87.9%
Business owned life insurance	646	633	13	2.1%	1,544	1,508	36	2.4%
Investment fees and expenses	(1,692)	(1,810)	118	6.5%	(6,334)	(5,427)	(907)	(16.7%)
Net investment income	$32,710	$33,889	$(1,179)	(3.5%)	$92,544	$99,282	$(6,738)	(6.8%)
Fixed Maturities
The decrease in our income from fixed maturity securities for both the three- and the nine-month periods of 2014 was primarily due to lower average investment balances. Although we added fixed securities valued at $107 million to our portfolio in 2014 as a result of the Eastern acquisition, we reduced the size of our fixed portfolio over the last year in order to purchase Eastern, repay debt, repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 7% lower for both the three- and nine-month periods of 2014, respectively, as compared to the same periods in 2013.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Average income yield	3.7%	3.7%	3.7%	3.7%
Average tax equivalent income yield	4.2%	4.3%	4.3%	4.3%
Yields on fixed maturity securities remained relatively flat as compared to the same period in the prior year. Yields for the 2014 three- and nine-month periods reflected a decline of less than 10 basis points related to fixed maturity securities acquired in the Eastern transaction. In accordance with purchase accounting guidance, all Eastern securities were valued at fair value on the date acquired, which resulted in these securities having a lower yield on average than our other securities. Income from Treasury Inflation-Protected Securities showed little change for the 2014 three-month period but increased approximately $0.7 million for the 2014 nine-month period.
Equities
Income from our equity portfolio increased approximately 11% and 7% for the 2014 three- and nine-month periods, respectively, as compared to the same periods in 2013. Average investment balances increased for the 2014 three- and nine-month periods primarily due to the acquisition of Eastern. The equities acquired in the Eastern transaction were predominately bond funds which produce lower average yields than our traditional equities.
Short-term Investments and Other Invested Assets
Income from our other invested assets increased for the 2014 three- and nine-month periods, principally due to increased distributions received from our interests in LPs that we account for using the cost method.
Investment Fees and Expenses
Investment fees and expenses were relatively flat for the 2014 three-month period but increased for the 2014 nine-month period due to the addition of Eastern and some associated transition expenses in the first two quarters of 2014.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2014	2013	Change		2014	2013	Change
Investment LPs/LLCs	$2,760	$1,597	$1,163	72.8%	$9,255	$3,877	$5,378	>100%
Tax credit partnerships	(2,462)	(1,902)	(560)	(29.4%)	(6,488)	(7,377)	889	12.1%
Equity in earnings (loss) of unconsolidated subsidiaries	$298	$(305)	$603	>100%	$2,767	$(3,500)	$6,267	>100%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The additional income in 2014 reflects the contribution of an LP changed from the cost to the equity method in the fourth quarter of 2013 and higher earnings from our other LPs.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record amortization of our investment each period based on our allocable portion of the projected operating losses of the underlying properties. Amortization is adjusted periodically as actual operating results of the underlying properties become available. The comparative amortization increase for the three-month period is primarily attributable to the re-estimation of inception-to-date amortization of certain partnership interests during the 2013 three-month period. The comparative nine-month decrease reflects lower amortization which occurs as the underlying projects mature.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2014 and 2013 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Tax credits recognized during the period	$4,649	$4,473	$13,432	$13,418
Tax benefit of amortization	$862	$666	$2,271	$2,582

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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
GAAP net investment result:
Net investment income	$32,710	$33,889	$92,544	$99,282
Equity in earnings (loss) of unconsolidated subsidiaries	298	(305)	2,767	(3,500)
GAAP net investment result	$33,008	$33,584	$95,311	$95,782

Pro forma tax-equivalent investment results	$45,077	$46,015	$130,860	$132,694

Reconciliation of pro forma and GAAP tax-equivalent investment results:
Pro forma tax-equivalent investment results	$45,077	$46,015	$130,860	$132,694
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	(4,070)	(4,639)	(12,699)	(14,270)
BOLI	(348)	(341)	(831)	(812)
Dividends received	(479)	(570)	(1,286)	(1,187)
Tax credit partnerships	(7,152)	(6,881)	(20,665)	(20,643)
Other investments	(20)	—	(68)	—
GAAP net investment result	$33,008	$33,584	$95,311	$95,782

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2014	2013	2014	2013
Other-than-temporary impairment losses, total:
State and municipal bonds	$—	$—	$(50)	$(71)
Corporate debt	(1,425)	—	(1,425)	—
Portion recognized in (reclassified from) Other Comprehensive Income:
Corporate debt	268	—	268	—
Net impairments, attributable to fixed maturity impairments recognized in earnings	$(1,157)	$—	$(1,207)	$(71)
Gross realized gains, available-for-sale securities	736	7,708	3,711	14,631
Gross realized (losses), available-for-sale securities	(52)	(5,305)	(371)	(6,269)
Net realized gains (losses), trading securities	3,227	5,818	21,830	14,650
Net realized gains (losses), other investments	55	—	321	—
Change in unrealized holding gains (losses), trading securities	(10,402)	3,355	(17,906)	23,784
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	(538)	—	1,281	—
Other	—	924	—	925
Net realized investment gains (losses)	$(8,131)	$12,500	$7,659	$47,650
During the third quarter of 2014, we recognized credit-related impairments of $1.4 million related to two corporate debt instruments. Additionally, we recognized a non-credit impairment related to one of the instruments of $0.3 million as the fair value of the instrument was less than the expected future cash flows from the security. All impairments of debt securities recognized during 2013 were credit-related.
In both 2014 and 2013, sales of securities in our trading portfolio generated realized gains which reduced trading security unrealized holding gains (losses). For the 2014 three-month period, unrealized holding gains (losses) were further reduced by declines in market valuations. On the whole, market valuations improved during the nine-month periods of both 2014 and 2013. In 2013, the improvement more than offset the effect of sales during the period, but only partially offset the effect of sales during the 2014 nine-month period.

Operating Expenses
Operating expenses were $3.2 million and $6.8 million for the three and nine months ended September 30, 2014, respectively, and $2.6 million and $9.7 million for the three and nine months ended September 30, 2013, respectively. Corporate expenses in 2014 reflected cost increases as compared to 2013 of approximately $1.2 million for the three-month period and cost reductions of approximately $1.8 million for the nine-month period that were attributable to discrete events of one period or the other, including in 2013 costs associated with business combinations or expansions, and in 2014, recoveries associated with the settlement of litigation and a reserve established related to discontinued operations of an acquired entity. Otherwise, we reduced corporate expenses by approximately $0.7 million during the 2014 three-month period and $1.1 million during the 2014 nine-month period.
Interest Expense
Interest expense increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to the issuance of unsecured senior notes in the fourth quarter of 2013 which carry a higher interest rate and are greater in amount than our average borrowing outstanding in 2013. Our weighted average outstanding debt approximated $250 million for both the three and nine months ended September 30, 2014 as compared to $125 million for the same periods in 2013.
Interest expense for the three and nine months ended September 30, 2014 and 2013 is provided in the following table:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2014	2013	Change	2014	2013	Change
Senior notes due 2023	$3,467	$—	$3,467	$10,186	$—	$10,186
Revolving credit agreement (including fees and amortization)	129	322	(193)	376	1,077	(701)
Other	10	—	10	135	8	127
	$3,606	$322	$3,284	$10,697	$1,085	$9,612
Taxes
We calculate our effective tax rate on a consolidated basis, dividing consolidated tax expense by consolidated pre-tax income. Factors affecting our effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income	(4.5%)	(4.1%)	(4.9%)	(5.3%)
Tax credits	(7.2%)	(5.2%)	(6.9%)	(6.9%)
Non-taxable gain on acquisition	—%	(0.5%)	—%	(2.9%)
Non-U.S. loss	0.4%	—%	0.4%	—%
Other	2.8%	1.7%	1.2%	1.0%
Effective tax rate	26.5%	26.9%	24.8%	20.9%
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both 2014 and 2013 were different from the statutory Federal income tax rate primarily due to the following:

•	a portion of our investment income was tax-exempt

•	we utilized tax credits transferred to us from our tax credit partnership investments

•	we did not recognize a tax benefit related to the operating loss associated with our participation in Lloyd's Syndicate 1729, a U.K. tax entity

•	the gain on acquisition recognized in 2013 was not taxable
Tax benefits recognized, related to the tax credits, approximated $4.6 million and $13.4 million for the three and nine months ended September 30, 2014 as compared to $4.5 million and $13.4 million for the 2013 three- and nine-month periods.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2014 and December 31, 2013. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	September 30, 2014
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$185	$183	$177	$177	$173
U.S. Government-sponsored enterprise obligations	46	45	44	43	41
State and municipal bonds	1,137	1,121	1,088	1,048	1,007
Corporate debt	1,568	1,527	1,473	1,417	1,365
Asset-backed securities	477	474	465	450	436
All fixed maturity securities	$3,413	$3,350	$3,247	$3,135	$3,022

Duration:
U.S. Treasury obligations	3.65	3.61	3.57	3.53	3.50
U.S. Government-sponsored enterprise obligations	2.47	2.45	2.86	3.00	2.98
State and municipal bonds	3.31	3.44	3.61	3.79	3.92
Corporate debt	3.69	3.74	3.83	3.78	3.72
Asset-backed securities	1.57	2.10	2.87	3.44	3.73
All fixed maturity securities	3.25	3.38	3.59	3.71	3.77

	December 31, 2013
Fair Value (in millions):
U.S. Treasury obligations	$176	$174	$171	$168	$165
U.S. Government-sponsored enterprise obligations	34	34	33	32	30
State and municipal bonds	1,220	1,195	1,155	1,107	1,061
Corporate debt	1,453	1,413	1,361	1,308	1,257
Asset-backed securities	410	406	398	385	371
All fixed maturity securities	$3,293	$3,222	$3,118	$3,000	$2,884

Duration:
U.S. Treasury obligations	3.85	3.81	3.77	3.72	3.68
U.S. Government-sponsored enterprise obligations	2.82	3.07	3.15	3.12	3.07
State and municipal bonds	3.61	3.84	4.07	4.20	4.25
Corporate debt	4.10	4.13	4.09	4.03	3.96
Asset-backed securities	2.08	2.55	3.12	3.57	3.80
All fixed maturity securities	3.60	3.80	3.90	4.00	4.00
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
Our cash and short-term investment portfolio at September 30, 2014 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2014, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $262 million at September 30, 2014 and $251 million at December 31, 2013, with the 2014 increase primarily attributable to our acquisition of Eastern. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At September 30, 2014 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed below, was $253 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $277 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $230 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis. Furthermore, these bond fund investments are primarily held by the segregated portfolio cells of our Eastern Re insurance subsidiary and changes in the fair value of these investments, when realized, accrue to the preferred stockholders of the related portfolio cell.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2014. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 8 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2013 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (*) (in thousands)
July 1 - 31, 2014	423,910	$44.67	423,910	$162,677
August 1 - 31, 2014	226,329	$45.10	226,329	$152,464
September 1 - 30, 2014	349,030	$45.26	349,030	$136,660
Total	999,269	$44.97	999,269

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
November 5, 2014

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)