Form 10-K
period 2014-12-31
PROASSURANCE CORP
filed 2015-02-24
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2014,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2014 was $2,557,238,513.
As of February 20, 2015, the registrant had outstanding approximately 55,814,475 shares of its common stock.

Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2015 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

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
Caution Regarding Forward-Looking Statements
Any statements in this Form 10-K that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, "anticipate," "believe," "estimate," "expect," "hope," "hopeful," "intend," "likely," "may," "optimistic," "possible," "potential," "preliminary," "project," "should," "will" and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10-K that are identified as giving our outlook on future business.
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
•
formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;

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
•
the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system, including changes attributable to the Patient Protection and Affordable Care Act (the Affordable Care Act);

•
consolidation of our insureds into or under larger entities which may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;

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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2014, our net premiums written totaled $701.8 million, and at December 31, 2014 we had total assets of $5.2 billion and $2.2 billion of shareholders' equity. We seek to be a strong and trusted partner, helping our customers to confront uncertainty through innovative loss transfer and loss mitigation solutions for liability risks. Our emphasis is on healthcare, but we also serve other types of insureds. Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks, workers' compensation insurance, and we are the majority capital provider for Lloyd's of London Syndicate 1729, which writes a range of property and casualty insurance and reinsurance lines.
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
As part of our disclosure through the Investor Relations section of our website, we publish our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and all other public SEC filings as soon as reasonably practical after filing with the SEC on its EDGAR system. These SEC filings can be found on our website at www.ProAssurance.com/InvestorRelations/reports_filings.aspx. This section also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under Statutory Accounting Principles as required by regulation), news releases that we issue, a listing of our investment holdings, and certain investor presentations. The Governance section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc. in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions. Acquisitions completed in the most recent five years include:

•	American Physicians Service Group, Inc. and subsidiaries, (APS), acquired November 30, 2010,

•	Independent Nevada Doctors Insurance Exchange, (IND), acquired November 30, 2012,

•	Medmarc Mutual Insurance Company and subsidiaries, (Medmarc), acquired January 1, 2013, and

•	Eastern Insurance Holdings, Inc., (Eastern), acquired January 1, 2014.
We provided the majority of the capital for Syndicate 1729 in November 2013, and Syndicate 1729 began active operations effective January 1, 2014.
Our Strategy
Our business objectives are to generate attractive returns on equity and book value per share growth for our shareholders. The basic components of our strategy for achieving these objectives are as follows:

•
Serve a broad spectrum of the healthcare market, providing specialized expertise to meet evolving demands. In addition to providing traditional products to healthcare providers in a number of professions, we are also leveraging our reach, expertise and financial strength to provide innovative and customized products to meet the risk management needs of larger organizations or groups.

•
Effectively manage capital. We carefully monitor use of our capital, and consider various options for capital deployment, such as business expansion by our existing subsidiaries, opportunities that arise for mergers or acquisitions, share repurchases and payment of dividends.

•
Pursue profitable underwriting opportunities. We emphasize profitability, not market share. Key elements of our approach are prudent risk selection using established underwriting guidelines, appropriate pricing and adjusting our business mix as appropriate to effectively utilize capital and achieve market synergies.

•
Emphasize risk management. We seek to reduce risk at the corporate level by actively managing our enterprise risk and by maintaining strong internal controls. We also emphasize the importance of risk management to our insureds and offer training in the use of risk reduction tools and techniques.

•
Manage claims effectively. Our experienced claims teams have industry and insurance expertise that, with our extensive local knowledge, allows us to resolve claims in an effective manner, considering the circumstances of each claim. When practical, we utilize formalized claims management processes and protocols as a means of reducing claim costs.

•
Provide superior customer service. Our mission statement, We Exist to Protect Others, goes hand-in-hand with our corporate motto, "Treated Fairly." Our employees demonstrate our core values of integrity, respect, involvement of our insureds, collaboration, communication and enthusiasm every day and are focused on meeting the needs of our customers.

•
Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

•	Maintain financial stability. We are committed to maintaining claims paying ratings of "A" or better.
Organization and Segment Information
We operate through multiple insurance organizations and report our operating results in four segments, as follows:

•	Specialty Property and Casualty Segment - This segment includes our professional liability business and our medical technology and life sciences business.

•	Workers' Compensation Segment - This segment includes our workers' compensation business which we provide for employers, groups and associations.

•	Lloyd's Syndicate Segment - This segment includes operating results from our participation in Lloyd's Syndicate 1729.

•
Corporate Segment - This segment includes our investing operations managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses, including interest and U. S. income taxes.

Gross Premiums Written
Gross premiums written for the years ended December 31, 2014, 2013 and 2012 were comprised as follows:

	Year Ended December 31
($ in thousands)	2014		2013		2012
Professional liability:
Healthcare related (1) (2)	$449,115	58%	$483,494	85%	$488,261	91%
Legal professionals	27,776	4%	27,060	5%	17,146	3%
Medical technology and life sciences products liability	35,265	5%	34,190	6%	—	—%
Workers' compensation	225,363	29%	—	—%	—	—%
Syndicate 1729: (3)
Casualty	21,703	3%	—	—%	—	—%
Property	6,110	1%	—	—%	—	—%
Catastrophe	5,918	1%	—	—%	—	—%
All other, primarily tail	20,452	3%	22,803	4%	31,024	6%
Inter-segment revenues (2)	(12,093)	(2%)	—	—%	—	—%
Total	$779,609	100%	$567,547	100%	$536,431	100%
(1) Primarily comprised of one-year term policies, but includes premium related to policies with a two-year term of $19.9 million in 2014, $25.6 million in 2013 and $13.1 million in 2012.

(2)	In 2014, Lloyd's Syndicate 1729 casualty premiums included $12.1 million of healthcare related premiums assumed from our Specialty P&C segment. The assumption was eliminated on a consolidated basis.

(3)	Attributable to our 58% share of premiums written by Syndicate 1729.

Prior to the acquisition of Medmarc on January 1, 2013 we did not have any medical technology and life sciences products liability premium. Prior to the acquisition of Eastern and the commencement of Syndicate 1729 operations on January 1, 2014 we did not write any significant amounts of workers' compensation premium. Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, Results of Operations, under the heading "Premiums Written".
Prior to 2014, substantially all of our insurance exposures were within the United States. As a result of our participation in Syndicate 1729, approximately $1.9 million of our 2014 premium written is related to insurance exposures that were outside of the United States, see segment discussion below.
Specialty Property and Casualty Segment
Professional Liability Insurance
Our professional liability business is primarily focused on providing professional liability insurance to healthcare providers. We target the full spectrum of the healthcare professional liability market, covering multiple categories of healthcare professionals and healthcare entities, including hospitals and other healthcare facilities. While most of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis, and we offer alternative risk and self-insurance products on a custom basis. We also provide professional liability coverage to attorneys, but this is a less significant portion of our business, accounting for approximately 4% of our 2014 gross premiums written. We are licensed to do business in every state.
We utilize independent agencies and brokers as well as an internal sales force to write our healthcare professional liability (HCPL) business. For the year ended December 31, 2014 approximately 63% of our healthcare professional liability gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through professional liability insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. In 2014, our ten largest agencies, brokers or brokerage agencies produced approximately 24% of our healthcare related professional liability premium; individually, no one agency produced more than 10% of our healthcare related professional liability premium.
In marketing our professional liability products we emphasize our financial strength, product flexibility, excellent claims and underwriting services, and risk resource services. We market our insurance products through our direct sales force and through our agents, as well as direct mailings, and advertising in industry-related publications. We also are involved in professional societies and related organizations and support legislation that will have a positive effect on healthcare and legal liability issues. We maintain regional underwriting centers which permit us to consistently provide a high level of customer service to both small and large accounts.
We maintain claim processing centers where our internal claims personnel investigate and monitor the processing of our professional liability claims. We engage experienced, independent litigation attorneys in each venue to assist with the claims process as we believe this practice aids us in providing a defense that is aggressive, effective and cost-efficient. We evaluate the merit of each claim and determine the appropriate strategy for resolution of the claim, either seeking a reasonable good faith settlement appropriate for the circumstance of the claim or aggressively defending the claim. As part of the evaluation and preparation process for healthcare professional liability claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.
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
Underwriting decisions for our products liability coverages consider the type of risk, the amount of coverage being sought, the expertise and experience of the applicant, and the expected volume of product sales. Close to 100% of our products liability business is written through independent brokers. In 2014, our top ten brokers generated approximately 44% of our medical technology and life sciences gross written premium, with no one agent representing more than 12%. We do not appoint agents for our products liability business.
Our products liability claims are centrally processed in Chantilly, Virginia. We strongly defend these claims, with a negotiated settlement being the most frequent means of resolution.

Workers' Compensation Segment
Effective January 1, 2014 ProAssurance acquired Eastern, which offers workers' compensation products in the Mid-Atlantic (primarily in Pennsylvania), Southeast, and Midwest regions of the continental United States. Our workers' compensation business consists of two major business activities:

•
Traditional workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, and deductible policies.

•
Alternative market workers’ compensation solutions provided to individual companies, groups and associations whereby the policy written is 100% reinsured though a reinsurance entity owned by or related to the policyholder. Most often this reinsurance entity is a segregated portfolio cell (SPC) operated through Eastern Re Ltd., SPC (Eastern Re), our subsidiary domiciled in the Cayman Islands. Each SPC is owned, fully or in part, by the policyholder or affiliates of the policyholder, hereafter referred to as cell participants. The SPC is operated solely for the benefit of cell participants of that particular cell, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of any other SPC. The underwriting results and investment income of the segregated portfolio cells are shared with the cell participants in accordance with the terms of the cell agreements. We are a partial owner in selected SPCs and receive a share of the earnings of these SPCs. We generally hold a 50% participation, but our interest ranges from 25% to 82.5%. Our share of SPC profits for the year ended December 31, 2014 was approximately 27%.

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
We actively seek to reduce our workers' compensation loss costs by placing a concentrated focus on returning injured workers to work as quickly as possible. We emphasize early intervention and aggressive disability management, utilizing in-house and third-party specialists for case management, including medical cost management. Strategic vendor relationships have been established to reduce medical claim costs and include preferred provider, physical therapy, prescription drug, and catastrophic medical services.
Lloyd's Syndicate Segment
We are the majority (58%) capital provider to Lloyd's of London Syndicate 1729, which began writing business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. We have committed capital of £50.2 million (approximately $78.2 million at December 31, 2014) for the Syndicate's 2015 underwriting year and have a total capital commitment through 2019 of up to $200 million. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75.0 million (approximately $116.8 million at December 31, 2014) for the 2015 underwriting year, of which £43.2 million (approximately $67.2 million at December 31, 2014) is our allocated underwriting capacity as a corporate member.
Corporate Segment
We manage our investments at the corporate level and we apply a consistent management strategy to the entire portfolio. Accordingly, we report our investment results and net realized investment gains and losses within our corporate segment. Our corporate segment also includes non-premium revenues generated outside of our insurance entities, and corporate expenses, including interest expense and U. S. income taxes. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining safety, liquidity, duration targets and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that securities in a loss position cannot be sold without specific authorization from us. See Note 4 of the Notes to Consolidated Financial Statements for more information on our investments.
Competition
The marketplace for all our lines of business includes many insurers and is very competitive. Within the U. S. our competitors are primarily domestic and range from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets. Additionally, there are many providers, domestic and international, of alternative risk management solutions. Syndicate 1729, which is based in the U.K., faces significant competition from other Lloyd's syndicates as well as other international and domestic insurance firms operating in the country of the insured. Competitive distinctions include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions.
The healthcare market is the largest industry segment that we serve and the changing healthcare environment within the U. S. presents us with both competitive challenges and opportunities. Many physicians now practice as employees of larger healthcare entities. Further, healthcare services are increasingly being provided by professionals other than physicians and outside of a traditional hospital or clinic setting. Such trends are widely expected to continue. Larger healthcare entities have differing customer service and risk management needs than the traditional solo or small physician group. Larger entities are more likely to combine risks such as workers' compensation and professional liability when purchasing insurance and are also more likely to manage all or a part of their risk through alternative insurance mechanisms. We have addressed these issues by refining our existing hospital/physician insurance programs, expanding our coverage of healthcare providers other than physician or hospitals, expanding our coverages to include workers' compensation and product liability, and by enhancing our customer service capabilities, particularly with regard to the needs of larger accounts. We have also increased our focus on offering unique, joint or cooperative insurance programs that are attractive to larger healthcare entities.
We recognize the importance of providing our products at competitive rates, but we do not underwrite at rates that will not permit us to meet our profit targets. We base our rates on current loss projections, maintaining a long-term focus even when this approach reduces our top line growth. We believe that our size, reputation for effective claims management, unique customer service focus, multi-state presence, and broad spectrum of coverages offered provides us with competitive advantages, even as the needs of our insureds change.
Rating Agencies
Our claims paying ability is regularly evaluated and rated by three major rating agencies: A.M. Best, Fitch and Moody’s. In developing their claims paying ratings, these agencies make an independent evaluation of an insurer’s ability to meet its obligations to policyholders. See "Risk Factors" for a table presenting the claims paying ratings of our principal insurance operations.
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
Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are primarily domiciled in the United States. Our states of domicile include Alabama, Illinois, Michigan, Pennsylvania, and Vermont. We have reinsurance operations based in the Cayman Islands, a territory of the United Kingdom (U.K.), as well as U.K. based insurance and reinsurance operations.
United States
Our insurance subsidiaries are required to file detailed annual statements in their states of domicile and with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Such regulations may hamper our ability to meet operating or profitability goals, including preventing us from establishing premium rates for some classes of insureds that adequately reflects the level of risk assumed for those classes. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation, including the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA), which regulates insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, enterprise risk and solvency management, and other related matters.
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
Statutory Accounting and Reporting
Insurance companies are required to file detailed quarterly and annual reports with state insurance regulators in their state of domicile and each of the states in which they do business; and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with Statutory Accounting Principles (SAP). Insurance regulators periodically examine each insurer’s adherence to SAP, financial condition, and compliance with insurance department rules and regulations.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, the NAIC specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2014, all of ProAssurance’s insurance subsidiaries substantially exceeded the minimum required risk-based capital levels.
In late 2010, the National Association of Insurance Commissioners (the NAIC) adopted the Model Insurance and Holding Company System Regulatory Act and Regulation (“Model Law”). The Model Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA will also require insurers to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from the Model Law.

The NAIC revised the Model Law to include provisions which allow regulatory supervision of the holding company group through supervisory colleges and which require reporting of risk and solvency assessments for the group. The NAIC expects states to adopt these revisions no later than January 1, 2016. Certain states in which the Company operates adopted these revisions early and the Company began filing its risk and solvency assessment in 2014.
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
Changes in Legislation and Regulation
Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business have previously enacted tort reform legislation in an effort to reduce escalating loss trends. These reforms are generally thought to have contributed to the improvement in the overall loss trends in those states, although loss trends have also been favorable in states that did not pass any type of tort reform. In states where these reforms are perceived to have improved the legal climate for liability defendants, we have experienced an increase in competition.
Challenges to tort reform have been undertaken in most states where tort reforms have been enacted, and in some states the reforms have been fully or partially overturned. Additional state reforms may also be overturned, although we cannot predict with any certainty how appellate courts will rule. We monitor developments on a state-by-state basis and make business decisions accordingly.
Tort reform proposals are considered from time to time at the Federal level. As in the states, passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
The Affordable Care Act (ACA) was passed and signed into law in March 2010. All of the provisions of ACA have not yet become fully effective, and effects from enacted provisions may gradually increase. We do not expect that the provisions thus far enacted will have a significant direct effect on our business, but specific regulations to implement the law are still being written.
ACA is expected to have a significant impact on the practice of medicine in future years and could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: reduced operating margins that may cause physicians and hospitals to join in larger groupings which are more likely to utilize alternative risk mechanisms to manage their professional liability risks; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; there may be an overall increase in healthcare costs which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as being work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for professional liability products. We are unable to predict with any certainty the effect that ACA or future related legislation will have on our insureds or our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed in July 2010. The Act establishes new regulatory oversight of financial institutions and regulations are still in the process of development for various portions of the Act. Although provisions of the Act do not appear to affect our business materially, as new regulations are implemented, there could be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.
One of the federal government bodies created by the Dodd-Frank Act was the Federal Insurance Office (FIO) which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited power to preempt certain types of state insurance laws. The recent proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. In response to the FIO proposal, the NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems. We cannot predict whether the proposals will be adopted or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
Terrorism Risk Insurance Act
The Federal Terrorism Risk Insurance Act (TRIA), initially enacted in 2002 and reauthorized in 2007 and 2015, ensures the availability of insurance coverage for certain acts of terrorism, as defined in the legislation. The 2015 reauthorization extended the program through 2020. TRIA currently provides that during 2015 a loss event must exceed $100 million to trigger coverage and that Federal government will reimburse 85% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100 billion. The event trigger will gradually increase to $200 million in 2020 and the reimbursement percentage will gradually decline to 80% in 2020. TRIA requires that we offer terrorism coverage to our commercial policyholders in our workers' compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.
International
Cayman Islands
Our segregated portfolio cell business operates through our subsidiary, Eastern Re, which is organized and licensed as a Cayman Islands unrestricted Class B insurance company. Eastern Re is subject to regulation by the Cayman Islands Monetary Authority (CIMA). Applicable laws and regulations govern the types of policies that Eastern Re can insure or reinsure, the amount of capital that it must maintain and the way it can be invested, and the payment of dividends without approval by the CIMA. Eastern Re is required to maintain minimum capital of approximately $120,000 and must receive approval from the CIMA before it can pay any dividends.
Lloyd's Syndicate 1729
Syndicate 1729 is regulated in the U.K. by the Prudential Regulation Authority and the Financial Conduct Authority. All Lloyd's syndicates must also comply with the bylaws and regulations established by the Council of Lloyd's including submission and approval of an annual business plan and maintenance of stipulated capital levels. Also, the Council of Lloyd's may call or assess a percentage of a member's underwriting capacity (currently a maximum of 3%) as a contribution to Lloyd's Central Fund, which, similar to state guaranty funds in the United States, meets policyholder obligations if a Lloyd's member is otherwise unable to do so.
The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to businesses within the European Union. Solvency II is currently required to be implemented on January 1, 2016, and certain interim transition measures are required for 2014 and 2015. We comply currently with the guidelines set out by the Council of Lloyd's relative to compliance with Solvency II.

Enterprise Risk Management
As a large property and casualty insurance provider, we are exposed to many risks. These risks, whether taken intentionally or unintentionally, are a function of the environment within which we operate. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. In response to these exposures we have implemented an Enterprise Risk Management (ERM) program. Our ERM program consists of numerous processes and controls that have been designed by our senior management, with oversight by our Board of Directors, and have been implemented across our organization. We utilize ERM to identify potential risks from all aspects of our operations and to evaluate these risks in a manner that is both prudent and balanced. Our primary objective is to develop a risk appetite that creates and preserves value for all of our stakeholders.
Employees
At December 31, 2014, we had 967 employees, none of whom were represented by a labor union. We consider our employee relations to be good.
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
Our loss exposure for a terrorist act meeting the TRIA definition is mitigated by our coverage provided by this program as described in Part I under the caption Insurance Regulatory Matters. Congress has the ability to alter or repeal the provisions of TRIA at its discretion, and if altered or repealed our exposure could further increase and result in premium increases for those types of coverages. Workers' compensation coverages cannot exclude damages related to an act of terrorism and if TRIA were repealed or the benefits were substantially reduced, this might affect our ability to offer these coverages at a reasonable rate.
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
The process of estimating loss reserves is complex. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, and the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment, and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:

•	for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;

•	trends in paid and incurred loss development;

•	trends in claim frequency and severity;

•	emerging economic and social trends;

•	trend of healthcare costs for claims involving bodily injury;

•	inflation and levels of employment; and

•	changes in the regulatory, legal and political environment.
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
Our loss reserves also may be affected by court decisions that expand liability of our policies after they have been issued and priced. In addition, a significant jury award or series of awards against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, any case that is litigated to a jury verdict has the potential to incur a loss that has a material adverse effect on our results of operations.
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
We are exposed to and may face adverse developments involving mass tort claims arising from coverages provided to our insureds.
Establishing claim and claim adjustment expense reserves for mass tort claims is subject to uncertainties due to many factors, including expanded theories of liability, geographical location and jurisdiction of the lawsuits. Moreover, it is difficult to estimate our ultimate liability for such claims due to evolving judicial interpretations of various tort theories of liability and defense theories, such as federal preemption and joint and several liability, as well as the application of insurance coverage to these claims.

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
At December 31, 2014 our Receivable from reinsurers on unpaid losses is $238.0 million and our Receivable from reinsurers on paid losses is $6.5 million. As of December 31, 2014 the estimated net amount due from three of our reinsurers exceeded $20 million, on an individual basis, with the largest estimated amount due from an individual reinsurer being $23.1 million. A table listing significant reinsurers is provided in Item 7. Management's Discussion and Analysis, as a part of the Liquidity section, under the caption "Reinsurance".
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
ACA was passed and signed into law in March 2010. While the primary provisions of ACA do not appear to directly affect our business, specific regulations to implement the law are still being written.
ACA is expected to have a significant impact on the practice of medicine in future years and could have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: reduced operating margins that may cause physicians and hospitals to join in larger groupings which are more likely to utilize self-insured solutions for HCPL insurance products; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; there may be an overall increase in healthcare costs which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for HCPL products. We are unable to predict with any certainty the effect that ACA or future related legislation will have on our insureds or our business.
Changes due to financial reform legislation could have a material effect on our operations.
The Dodd-Frank Act (the Act) was passed and signed into law in July 2010. The Act establishes new regulatory oversight of financial institutions, and regulations are still in development for various portions of the Act. As detailed regulations are developed to implement the provisions of the Act, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of regulatory compliance, or both. We are unable to predict with any certainty the effect that the Dodd-Frank Act will have on our business.

One of the federal government bodies created by the Dodd-Frank Act was the Federal Insurance Office (FIO) which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powered to preempt certain types of state insurance laws. The recent proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. We cannot predict whether the proposals will be adopted or what impact, if any, enacted laws may have on our business, financial condition or results of operations.
The passage of tort reform or other legislation, and the subsequent review of such laws by the courts could have a material impact on our operations.
Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business previously enacted tort reform legislation in an effort to reduce escalating loss trends.
Challenges to tort reform have been undertaken in most states where tort reforms have been enacted, and in some states the reforms have been fully or partially overturned. Additional challenges to tort reform may be undertaken. We cannot predict with any certainty how state appellate courts will rule on these laws. While the effects of tort reform have been generally beneficial to our business in states where these laws have been enacted, there can be no assurance that such reforms will be ultimately upheld by the courts. Further, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition. In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to maintain rates at adequate levels.
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
Our top five states, Pennsylvania, Alabama, Texas, Indiana and Michigan, represented 42% of our direct premiums written for the year ended December 31, 2014. Moreover, on a combined basis, Pennsylvania, Alabama and Texas accounted for 31%, 23%, and 23% of our direct premiums written for the years ended December 31, 2014, 2013 and 2012, respectively. As Eastern has only been a part of our consolidated numbers since January 1, 2014, direct premiums written for our workers' compensation business are only included in the 2014 by state information. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
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

There is also no guarantee that businesses acquired in the future will be successfully integrated. Ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete. The process of integrating an acquired company or business can be complex and costly, and may create unforeseen operating difficulties and expenditures. Potential problems that may arise include, but are not limited to, business disruption, loss of customers and employees, the ineffective integration of underwriting, claims handling and actuarial practices, the increase in the inherent uncertainty of reserve estimates for a period of time until stable trends reestablish themselves within the combined organization, diversion of management time and resources to acquisition integration challenges, the cultural challenges associated with integrating employees, increased operating costs, assumption of greater than expected liabilities, or inability to achieve cost savings. Furthermore, claims may be asserted by either the policyholders or shareholders of any acquired entity related to payments or other issues associated with the acquisition and merger into the consolidated entity. Such claims may prove costly or difficult to resolve or may have unanticipated consequences.
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
The following table presents the claims paying ratings of our core insurance subsidiaries as of February 20, 2015.

Rating Agency (1)
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A+ (Superior)	A (Strong)	A2
ProAssurance Casualty Company	A+ (Superior)	A (Strong)	A2
ProAssurance Specialty Insurance Company, Inc.	A+ (Superior)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A2
PACO Assurance Company, Inc.	A- (Excellent)	A (Strong)	NR
Noetic Specialty Insurance Company	A (Excellent)	A (Strong)	NR
Medmarc Casualty Insurance Company	A (Excellent)	A (Strong)	NR
Lloyd's Syndicate 1729 (2)	A (Excellent)	AA- (Strong)	NR
Eastern Alliance Insurance Company	A (Excellent)	A (Strong)	NR
Allied Eastern Indemnity Company	A (Excellent)	A (Strong)	NR
Eastern Advantage Assurance Company	A (Excellent)	A (Strong)	NR
Eastern Re Ltd., SPC	A (Excellent)	NR	NR
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
We heavily depend on the services of independent agents and brokers in the marketing of our insurance products. We face competition from other insurance companies for their services and allegiance. These agents and brokers may choose to direct business to competing insurance companies.

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
These regulations may impede or impose burdensome conditions on rate changes or other actions that we may desire to take in order to enhance our results of operations. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, solvency and risk assessment, changes of control and the terms of affiliated transactions.
Also, certain states sponsor insurance entities which affect the amount and type of liability coverages purchased in the sponsoring state. Changes to the number of state sponsored entities of this type could result in a large number of insureds changing the amount and type of coverage purchased from private insurance entities such as ProAssurance.
As a result of our acquisition of Eastern, we own a subsidiary domiciled in the Cayman Islands and subject to the laws of the Cayman Islands and regulations promulgated by the CIMA. Failure to comply with these laws, regulations and requirements could result in consequences ranging from a regulatory examination to a regulatory takeover of our Cayman subsidiary, which could potentially impact profitability of alternative market solutions offered through this subsidiary.
Syndicate 1729 is regulated in the U.K. by the Prudential Regulation Authority and the Financial Conduct Authority. All Lloyd's syndicates must also comply with the bylaws and regulations established by the Council of Lloyd's. Failure to comply with bylaws and regulations could affect our ability to underwrite as a Lloyd's Syndicate in the future and therefore affect our profitability. Changes in bylaws and regulations could also affect the profitability of the operations.
The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to businesses within the European Union. Solvency II is currently required to be implemented on January 1, 2016, and certain interim transition measures were required for 2014 and 2015. We are unable to predict with any certainty the effect that such regulations will have on the profitability of Lloyd's or Syndicate 1729.
As a member of the Lloyd's market and a capital provider to Lloyd's Syndicate 1729 we are subject to certain risks which could materially and adversely affect us.
As a member of the Lloyd's market we are obligated to contribute to the Lloyd's Central Fund and to pay levies to Lloyd's and also have our ongoing exposure to levies and charges in order to underwrite at Lloyd's. Whenever a member of Lloyd's is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided an allowance for such an assessment. However, based on our 2015 estimated underwriting capacity at Lloyd's of £43.2 million ($67.2 million), the December 31, 2014 exchange rate of 1.5577 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to $2.0 million for the 2015 underwriting year.
As a participant in Lloyd's of London, Syndicate 1729 is subject to certain risks and uncertainties, including the following:

•	its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products;

•	its obligation to pay levies to Lloyds;

•	its obligations to maintain funds to support its underwriting activities in that its risk-based capital requirements are assessed periodically by Lloyd's and subject to variation;

•
its reliance on ongoing approvals from Lloyd's and various regulators to conduct its business, including a requirement that its Annual Business Plan be approved by Lloyd's before the start of underwriting for each account year;

•	its financial strength rating is derived from the rating assigned to Lloyd's, although it has limited ability to directly affect the overall Lloyd's rating; and

•	its reliance on Lloyd's trading licenses in order to underwrite business outside the U.K.

The guaranty fund assessments that we are required to pay to state guaranty associations may increase or our participation in mandatory risk retention pools could be expanded and our results of operations and financial condition could suffer as a result.
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had net guaranty fund recoupments of $0.2 million in 2014 and net guaranty fund assessments of less than $0.1 million in 2013. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states have established risk pooling mechanisms that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2014, 2013 or 2012.
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
Our investments are subject to credit, prepayment and other risks.
A significant portion of our total assets ($4.0 billion or 78%) at December 31, 2014 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.
At December 31, 2014 approximately 11% of our investment portfolio is invested in mortgage and asset-backed securities. We utilize ratings determined by Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody’s, Standard & Poor’s, and Fitch) as an element of our evaluation of the credit worthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
Our asset-backed securities are also subject to prepayment risk. A prepayment is the unscheduled return of principal. When rates decline, the propensity for refinancing may increase and the period of time we hold our asset-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash proceeds at lower yields than the retired security. Conversely, as rates increase, and motivations for prepayments lessen, the period of time over which our asset-backed securities are repaid may lengthen, causing us to not reinvest cash flows at the higher available yields.
At December 31, 2014 the fair value of our state/municipal portfolio was $1.1 billion (amortized cost basis of $1.0 billion). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities and the frequency of credit downgrades of these entities has increased.

Our tax credit partnership interests are subject to risks related to the potential forfeiture of the tax credits and all or a portion of the previously claimed tax credits. Loss of the tax credits might occur if the property owner fails to meet the specified requirements of planning, constructing and operating the property or if the property fails to generate the projected tax credits. At December 31, 2014 the carrying value of our tax credit partnership interests was approximately $133.1 million.
U.S. Government debt rating.
U.S Government securities are no longer rated with the highest possible rating by one of the major rating agencies, and there is potential for a further downgrade or for additional rating agencies to also downgrade U. S. Government securities. The rating agencies have also indicated that debt instruments of issuers dependent upon federal support and distributions, including state and local municipalities, may also be downgraded, but this has not yet occurred to any widespread extent except with respect to U.S. Agency debt or U.S. Agency guaranteed debt. If ratings downgrades occur, the average credit rating of our investment portfolio will be reduced. Due to the unpredictable nature of this situation, we are unable to provide a reliable estimate regarding the extent to which our portfolio might be affected. As of December 31, 2014 debt securities represented 78% of our total investments and included U.S. Government debt, U.S. Agency debt, and U.S. Agency guaranteed debt having a combined fair value of $491 million and state and municipal securities having a combined fair value of $1.1 billion.
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
We determine the fair value of our investments using quoted exchange or over-the-counter (OTC) prices, when available. At December 31, 2014, we valued approximately 10% of our investments in this manner. When exchange or OTC quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. At December 31, 2014 approximately 84% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition or maturity of the security.
Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, and most recently paid a $0.31 per share dividend for the three months ended December 31, 2014. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
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
During 2013 we issued $250 million of unsecured Senior Notes Payable due in 2023 at a 5.3% interest rate. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate or shifts in the yield curve may occur or an increase in our level of debt may result in rating agencies lowering our debt rating. Also, our insurance subsidiaries must obtain regulatory approval before incurring additional debt. A further restriction is that our credit facility agreement requires that our consolidated debt to capital ratio (0.12 to 1.0 at December 31, 2014) be 0.35 to 1.0 or less.

Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, and our expected levels and sources of future taxable income. We believe our tax positions are supportable under tax laws and that our estimates are prepared in accordance with GAAP. Additionally, from time to time there are changes to tax laws and interpretations of tax laws which could change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flow. The reinsurance portion of our workers' compensation business is domiciled in the Cayman Islands. Changes in Cayman Island tax laws could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes. We are periodically under routine examination by various federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2014 we had a federal income tax receivable of approximately $1 million. We also had a liability for unrecognized current tax benefits of $0.6 million, and we had a net deferred tax liability of approximately $18.8 million. Unrecognized tax benefits at December 31, 2014, if recognized, would not affect the effective tax rate but would accelerate the payment of tax.
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
The Company is dependent upon its technology infrastructure and that of certain third parties to operate and report financial and other Company information accurately and timely. The Company has focused resources on securing and preserving the integrity of our data processing systems and related data. Additionally, the Company evaluates the integrity and security of the technology infrastructure of third parties that process or store data that the Company considers to be significant. However, there is no guarantee that measures taken to date will completely prevent possible disruption, damage or destruction by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, human error, system failure or the occurrence of numerous other human or natural events. Disruption, damage or destruction of any of our systems or data could cause our normal operations to be disrupted or unauthorized internal or external knowledge or misuse of confidential Company data could occur, all of which could be harmful to the Company from both a financial and reputational perspective.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We own five office properties, all of which are unencumbered:

	Square Footage of Properties
Property Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL*	104,000	61,000	165,000
Franklin, TN	52,000	51,000	103,000
Okemos, MI	53,000	—	53,000
Madison, WI	38,000	—	38,000
Las Vegas, NV	4,640	—	4,640
* Corporate Headquarters

ITEM 3.	LEGAL PROCEEDINGS.
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

W. Stancil Starnes
Mr. Starnes was appointed as Chief Executive Officer in 2007 and has served as the Chairman of the Board since 2008. In 2012 he was appointed President of ProAssurance. Mr. Starnes previously served as President, Corporate Planning and Administration of Brasfield & Gorrie, Inc., a large national commercial contractor. Prior to 2006, Mr. Starnes served as the Senior and Managing Partner of the law firm of Starnes & Atchison, LLP, where he was extensively involved with ProAssurance and its predecessors in the defense of healthcare professional liability claims for over 25 years. Mr. Starnes currently serves as a director of Infinity Property and Casualty Corporation, a public insurance holding company, where he serves on the audit, compensation and executive committees. He is also on the Board of Directors of The National Bank of Commerce, located in Birmingham, Alabama, where he serves as Chairman of the Nominating and Corporate Governance Committee and is a member of the compensation committee. (Age 66)

Howard H. Friedman
Mr. Friedman was appointed as President of our Healthcare Professional Liability Group in 2014, and is also our Chief Underwriting Officer and Chief Actuary. Mr. Friedman has previously served as a Co-President of our Professional Liability Group, Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. (Age 56)

Jeffrey P. Lisenby
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 46)

Edward L. Rand, Jr.
Mr. Rand was appointed as an Executive Vice President in 2014 and is also our Chief Financial Officer. Mr. Rand previously served as our Senior Vice President of Finance upon joining ProAssurance in 2004. Prior to joining ProAssurance, Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 48)

Frank B. O’Neil
Mr. O’Neil was appointed as our Senior Vice President and Chief Communications Officer in 2001. Mr. O’Neil has previously served as our Senior Vice President of Corporate Communications, having joined our predecessor in 1987. (Age 61)

Michael L. Boguski
Mr. Boguski is President of our Eastern subsidiary. Prior to the acquisition of Eastern, Mr. Boguski served as President and Chief Executive Officer of Eastern, and first joined Eastern in 1997. (Age 52)

Mary Todd Peterson
Ms. Peterson is President of our Medmarc subsidiary. Prior to the acquisition of Medmarc, Ms. Peterson served as Medmarc's President and CEO. She previously served as Medmarc's Senior Vice President and Chief Operating Officer as well as its Senior Vice President, Chief Financial Officer and Treasurer. Ms. Peterson serves on the Board of Governors for the Property Casualty Insurance Association of America where she chairs the Investment Committee and serves on the Executive and Finance Committees. Ms. Peterson also serves on the Board of Directors of The Community Financial Corporation where she chairs the Audit Committee. (Age 60)

Ross E. Taubman
Dr. Taubman is President and Chief Medical Officer of our PICA subsidiary. Prior to joining PICA, Dr. Taubman practiced podiatry for 26 years. During that time, Dr. Taubman served as Treasurer, Vice-President and President of the Maryland Podiatric Medical Association. Dr. Taubman is a diplomate in the American Board of Podiatric Surgery. (Age 57)

Kelly B. Brewer
Ms. Brewer was appointed as our Chief Accounting Officer in 2014 and has served as our Vice President of Finance since joining ProAssurance in 2008. Prior to joining ProAssurance, Ms. Brewer was a Senior Manager for PricewaterhouseCoopers for four years. Prior to that time Ms. Brewer served financial services clients in audit and forensic accounting engagements for five years. Ms. Brewer is a Certified Public Accountant. (Age 39)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officers, principal financial officer, and principal accounting officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 20, 2015, ProAssurance Corporation (PRA) had 2,861 stockholders of record and 55,814,475 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA”.

	2014		2013
Quarter	High	Low	High	Low
First	$48.11	$42.90	$47.92	$43.06
Second	45.79	43.71	52.73	47.11
Third	46.58	43.63	55.28	45.06
Fourth	48.08	43.78	49.38	42.70

	Dividends Declared		Dividends Paid
Quarter	2014	2013	2014	2013
First	$0.30	$0.25	$0.30	$—
Second	0.30	0.25	0.30	0.25
Third	0.30	0.25	0.30	0.25
Fourth*	2.96	0.30	0.30	0.25
* Includes a special dividend of $2.65 per common share in 2014.
The Board declared a quarterly dividend in each quarter of 2014 and 2013. The dividends were paid in the month after the quarter ended. The Board also declared a special dividend of $2.65 per common share in the fourth quarter of 2014 that was paid in January 2015. Any decision to pay regular or special cash dividends in the future is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated herein by reference from the paragraphs under the caption “Insurance Regulatory Matters–Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 of this 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	796,934	$24.64	*	2,680,075
Equity compensation plans not approved by security holders	—	—		—
*Applicable only to approximately 4,000 outstanding options. Other outstanding share units have no exercise price.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (in thousands)
October 1 - 31, 2014	496,623	$44.77	496,623	$111,869
November 1 - 30, 2014	363,388	$45.48	363,388	$97,880
December 1 - 31, 2014	348,474	$46.86	348,474	$181,542
Total	1,208,485	$45.59	1,208,485
* Under its current plan begun in November 2010, the ProAssurance Board of Directors has authorized $500 million for the repurchase of common shares or the retirement of outstanding debt, including $200 million authorized in 2014. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2014	2013	2012	2011	2010
	(In thousands except per share data)
Selected Financial Data (1)
Gross premiums written	$779,609	$567,547	$536,431	$565,895	$533,205
Net premiums earned	699,731	527,919	550,664	565,415	519,107
Net investment income	125,557	129,265	136,094	140,956	146,380
Equity in earnings (loss) of unconsolidated subsidiaries	3,986	7,539	(6,873)	(9,147)	1,245
Net realized investment gains (losses)	14,654	67,904	28,863	5,994	17,342
Other revenues	8,398	7,551	7,106	13,566	7,991
Total revenues	852,326	740,178	715,854	716,784	692,065
Net losses and loss adjustment expenses	363,084	224,761	179,913	162,287	221,115
Net income (2)	$196,565	$297,523	$275,470	$287,096	$231,598
Net income per share (3):
Basic	$3.32	$4.82	$4.49	$4.70	$3.64
Diluted	$3.30	$4.80	$4.46	$4.65	$3.60
Weighted average shares outstanding (3):
Basic	59,285	61,761	61,342	61,140	63,576
Diluted	59,525	62,020	61,833	61,684	64,351
Balance Sheet Data, as of December 31
Total investments	$4,009,707	$3,941,045	$3,926,902	$4,090,541	$3,990,431
Total assets	5,169,160	5,150,099	4,876,578	4,998,878	4,875,056
Reserve for losses and loss adjustment expenses	2,058,266	2,072,822	2,054,994	2,247,772	2,414,100
Long-term debt	250,000	250,000	125,000	49,687	51,104
Total liabilities	3,011,216	2,755,685	2,605,998	2,834,425	3,019,193
Total capital	$2,157,944	$2,394,414	$2,270,580	$2,164,453	$1,855,863
Total capital per share of common stock outstanding (3)	$38.17	$39.13	$36.85	$35.42	$30.17
Common stock outstanding, period end (3)	56,534	61,197	61,624	61,107	61,506

(1)	Includes acquired entities since date of acquisition only.

(2)	Includes a loss on extinguishment of debt of $2.2 million for the year ended December 31, 2012.

(3)	For all periods presented, share and per share amounts reflect the effect of the two-for-one stock split effected in the form of a stock dividend that was effective December 27, 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to “ProAssurance”, “PRA”, “Company”, “we”, “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under the heading "Forward-Looking Statements”, our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
We report our results in four distinct segments, based on the operational focus of the segment. Our Specialty Property and Casualty (Specialty P&C) segment includes our professional liability business and our medical technology and life sciences business. Our Workers' Compensation segment includes the business acquired through our January 1, 2014 purchase of Eastern and includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's Syndicate 1729, which began operations January 1, 2014. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our Funds at Lloyd's (FAL) investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 15 of the Notes to Consolidated Financial Statements and in Part I.
Growth Opportunities and Outlook
We expect our long-term growth to come through controlled expansion of our existing operations and through the acquisition of other specialty insurance companies or books of business. Growth through acquisition is often opportunistic and cannot be predicted.
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. Healthcare professional liability insurance represents a significant portion of our gross premiums written (58% in 2014, excluding tail) and the healthcare market has been trending toward the formation of larger medical practice groups, and the employment of physicians by hospitals. Large medical groups and facilities frequently manage their healthcare professional liability exposure outside of the traditional insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
We have expanded our lines of business in new directions by acquiring Eastern, a provider of workers' compensation insurance, on January 1, 2014 and Medmarc, an underwriter of products liability insurance for medical technology and life sciences companies, on January 1, 2013. We have also been a consistent acquirer of other physician insurers, most recently IND in 2012, APS in 2010 and PICA in 2009. Other 2009 acquisitions included an agency largely focused on the professional liability needs of allied healthcare providers and an insurer focused on the legal professional liability market. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.
Late in 2013, we completed the process of becoming a corporate member of Lloyd's of London, an internationally recognized specialist insurance market. We are the majority (58%) capital provider to Syndicate 1729, which began underwriting and reinsuring business as of January 1, 2014. Syndicate 1729 will cover a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million for the 2015 underwriting year, of which £43.2 million ($67.2 million at December 31, 2014) is our allocated underwriting capacity as a corporate member.
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

Key Performance Measures
We have sustained our financial stability during difficult market conditions through responsible underwriting, pricing and loss reserving practices and through conservative investment practices. We are committed to maintaining prudent operating and financial leverage and to conservatively investing our assets. We recognize the importance that our customers and producers place on the financial strength of our principal insurance subsidiaries and we manage our business to protect our financial security.
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

•
Growth in book value. Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the company to shareholders on a per-share basis. The declaration of dividends decreases book value per share. Growth in book value per share adjusted for dividends declared is an indicator of overall profitability.

We particularly focus on our combined ratio and investment returns, both of which directly affect our ROE and growth in our book value. Historically we have targeted a long-term average ROE of 12% to 14%. Given the persistent low interest rate environment which prevails in the United States and the soft pricing environment for our products, the realization of this long-term ROE target in the next few years will likely prove difficult.
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
Reserve for Losses and Loss Adjustment Expenses
The largest component of our liabilities is our reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve"), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as “losses and loss adjustment expenses”, “incurred losses”, “losses incurred”, and “losses”). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our previous estimate of the reserve required for prior periods.

As of December 31, 2014 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to: the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
We partition our reserves by accident year, which is the year in which the claim becomes our liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. We also partition our reserves by reserve type: case reserves and IBNR reserves. Case reserves are established by our claims department based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; reported loss is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent our estimate of future development on losses that have been reported to us and our estimate of losses that have been incurred but not reported to us.
Our reserving process can be broadly grouped into three areas: the establishment of the initial reserve for risks assumed in business combinations (the acquired reserve), the establishment of the reserve for the current accident year (the initial reserve) and the re-estimation of the reserve for prior accident years (development of prior accident years). A summary of the activity in our net reserve for losses during 2014, 2013 and 2012 is provided in the Liquidity and Capital Resources and Financial Condition section that follows under the heading "Losses."
Acquired Reserve
The acquisition of Eastern, which specializes in workers' compensation insurance and reinsurance, on January 1, 2014 increased our loss reserve by $153.2 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. The fair value of the reserve, including the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years.
Current Accident Year - Initial Reserve
Considerable judgment is required in establishing our initial reserve for any current accident year period, as there is limited data available upon which to base our case reserves. Our process for setting an initial reserve considers the unique characteristics of each line of business, but in general we rely heavily on the loss assumptions that were used to price business, as our pricing reflects our analysis of loss costs that we expect to incur relative to the business being priced.
Specialty P&C Segment. Professional and product liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our healthcare professional liability (HCPL) business (62% of consolidated gross premiums earned for the year ended December 31, 2014), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a provision for volatility considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (4% of consolidated gross premiums earned for the year ended December 31, 2014).
The risks insured in our medical technology and life sciences products liability business (5% of consolidated gross premiums earned for the year ended December 31, 2014) are more varied, and policies are individually priced based on the risk characteristics of the policy. Therefore, for this business we establish an initial reserve using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. The products liability line of business exhibits similar volatility to HCPL, and the actuarial pricing estimate includes a provision for this volatility.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (28% of consolidated gross premiums earned for the year ended December 31, 2014), including, but not limited to, the type and severity of the injury, age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve combined with a review of the exposure base generally based upon payroll. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing the actuarial methodologies used with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period we reassess the amount of reserve required for prior accident years.
The foundation of our reserve re-estimation process is an actuarial analysis that is performed by both our internal and consulting actuaries. This very detailed analysis projects ultimate losses on a line of business, geographic, coverage layer and accident year basis. The procedure uses of the most representative data for each partition, capturing its unique patterns of development and trends. In all there are over 140 different partitions of our business for purposes of this analysis. We believe that the use of consulting actuaries provides an independent view of our loss data as well as a broader perspective on industry loss trends.
For both the Specialty P&C and Workers' Compensation segments the analysis performed by the consulting actuaries analyzes each partition of our business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including:

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
Certain of the methodologies utilized to estimate the ultimate losses for each partition of our reserves consider the actual amounts paid. Paid data is particularly influential when a large portion of known claims have been closed, as is the case for older accident years. In selecting a point estimate for each partition, management considers the extent to which trends are emerging consistently for all partitions and known industry trends. Thus, actual, rather than estimated severity trends are given more consideration. If actual severity trends are lower than those estimated at the time that reserves were previously established, the recognition of favorable development is indicated. This is particularly true for older accident years where our actuarial methodologies give more weight to actual loss costs (severity).
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
For our workers’ compensation segment we utilize the various actuarial methodologies discussed above, with particular reliance on incurred development, paid loss development and Bornhuetter-Ferguson, to develop our reserve for each accident year. The actuarial review includes the stratification of claims data (lost item claims, medical only claims) using different variations that allow us to identify trends that may not be readily identifiable if the data was evaluated only in the aggregate. Incurred and paid loss development factors are key assumptions in the reserve estimation process and are based on our historical incurred and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
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
HCPL. Over the past several years the most influential factor affecting the analysis of our HCPL reserves and the related development recognized has been the change, or lack thereof, in the severity of claims. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
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
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor. We believe that much of the reduction in claim frequency is the result of a decline in the filing of non-meritorious lawsuits that have historically been dismissed or otherwise resulted in no payment of indemnity on behalf of our insureds. With fewer non-meritorious claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims, and this has complicated the selection or an appropriate severity trend for our pricing model for these lines. It has also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserve. Based on weighted average of payments, typically 85% of our HCPL claims are resolved after eight years for a given accident year. Due to this long tail, we continue to be uncertain of the full impact of the observed decline in frequency and whether the expected increase in severity will materialize.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2014. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
Workers' Compensation. Severity has not historically been an influential factor affecting our workers' compensation analysis of reserves, as claims are typically resolved more quickly. As previously mentioned, the determination and calculation of loss development factors requires considerable judgment. In particular the selection of tail factors requires considerable judgment as they are determined in the absence of direct loss development history and thus require reliance upon industry data which may not be representative of the Company’s data and experience.

Loss Development
We recognized net favorable reserve development of $182 million for the year ended December 31, 2014, of which $181 million related to our Specialty P&C segment and $1 million related to our Workers' Compensation segment. The development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated. The Specialty P&C segment also reflects, to a lesser degree, favorable development attributable to the products liability line. Favorable reserve development recognized within the traditional business of our Workers' Compensation segment includes the amortization of the purchase accounting fair value adjustment of $1.6 million for 2014, and was partially offset by unfavorable reserve development of $0.3 million for the annual period recognized by our segregated portfolio cells (SPCs), which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Specialty P&C Segment
Professional Liability
Our professional liability line of business includes both our HCPL and legal professional lines, with our HCPL line representing the largest component of our reserve. In support of our concern that the decline in frequency will result in a higher severity trend for our HCPL claims, we saw our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) for our claims increase from 10% in 2005 to 15% in 2014. While this trend has been in keeping with our expectations, the anticipated increase in severity incorporated into our loss assumptions has not occurred. Rather, we have experienced lower than expected severity which has been the primary driver of the favorable development recognized in recent years.
The following table presents additional information about the loss development for our professional liability line of business:

(In thousands)		2014		2013		2012
Accident Years	Estimated Ultimate Losses, Net of Reinsurance at December 31, 2014	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2014	$395,067	N/A	19.8%	N/A	N/A	N/A	N/A
2013	435,516	$14	53.4%	N/A	18.7%	N/A	N/A
2012	465,722	(7,528)	73.2%	$5,905	46.6%	N/A	13.5%
2011	450,124	(37,246)	84.5%	(11,022)	69.5%	$(4,889)	45.0%
2010	434,458	(34,399)	91.8%	(26,032)	82.4%	(13,612)	68.8%
2009	395,560	(24,995)	94.9%	(44,086)	89.0%	(24,378)	80.6%
2008	370,919	(14,598)	97.5%	(38,233)	94.6%	(55,659)	90.3%
2007	355,276	(11,476)	98.7%	(34,199)	97.2%	(51,047)	93.9%
2006	337,357	(4,673)	99.2%	(19,680)	98.5%	(38,708)	97.1%
2005	360,029	(5,092)	99.4%	(14,232)	99.0%	(24,961)	98.4%
Prior to 2005	$5,891,013	(28,862)		(27,420)		(58,785)
An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, looking at the 2009 accident year for our professional liability reserves, we had resolved 80.6% of the known claims by the end of 2012, 89% of the known claims by the end of 2013, and 94.9% of the known claims by the end of 2014. These statistics are based on the number of reported claims; since many non-meritorious claims are resolved early, percentages of ultimate loss payments known at the same points in time are considerably lower. A similar pattern can be seen in each open accident year as demonstrated in the above table.
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
Based upon the additional claims closed during 2014, 2013 and 2012, as shown above, and better than expected severity trends, management reduced its expected ultimate losses in each of these years resulting in the recognition of corresponding amounts of favorable development in the income statements of those periods. At December 31, 2014, 2013 and 2012 management reserve estimates for the three most recent prior accident years (which have closed claim percentages below 85%) were influenced by the initial reserve estimate set for these years, moderated to reflect consideration of better than anticipated claims experience observed during the periods. Estimates for older accident years with higher percentages of closed claims were more heavily influenced by the more moderate severity trend, particularly with regard to claims closed during the periods.
This can be seen in looking at both the absolute amount of favorable reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2014, 2013 and 2012 with respect to the three then most recent prior accident years:

($ in millions)	2014	2013	2012
Prior accident years	2011-2013	2010-2012	2009-2011
Net favorable development recognized for the specified years	$44.8	$31.1	$42.9
Development as a % of established ultimates, prior calendar year end	3.2%	2.1%	2.9%
Medical Technology and Life Sciences Products Liability
The following table presents additional information about the loss development for our medical technology and life sciences products liability line of business:

(In thousands)		2014		2013
Accident Years	Estimated Ultimate Losses, Net of Reinsurance at December 31, 2014	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2014	$13,920	N/A	48.6%	N/A	N/A
2013	12,032	$(2)	74.1%	N/A	36.1%
2012	13,456	1,891	84.8%	$(1,521)	66.7%
2011	18,695	(3,635)	75.8%	(1,330)	63.6%
2010	27,169	(4,997)	94.9%	(371)	65.1%
2009	25,740	(4,693)	95.4%	(3,264)	92.4%
2008	46,645	2,997	99.7%	(3,645)	98.3%
Prior to 2008	498,970	(3,492)		(3,619)
Approximately $10.3 million of the total net favorable development recognized in 2014 of $11.9 million related to the 2008 to 2011 accident years. The development for the 2008 to 2011 accident years represents an 8.0% reduction to the ultimates established for those reserves at December 31, 2013. Approximately $10.1 million of the total net favorable development recognized in 2013 of $13.8 million related to the 2008 to 2012 accident years. The development for the 2008 to 2012 accident years represents a 6.8% reduction to the ultimates established for those reserves at January 1, 2013, the date the reserves were acquired. In both 2014 and 2013 the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than what we estimated. We have been cautious in recognizing the improvement, but as claims have matured and outcomes are known (claims are closed) or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases, as evidenced by the unfavorable experience shown for specific accident years in the table above.

Workers' Compensation Segment
The following table presents additional information about the loss development for our workers' compensation line of business:

(In thousands)		2014
Accident Years	Estimated Ultimate Losses, Net of Reinsurance at December 31, 2014	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2014	$126,854	N/A	41.4%
2013	117,314	$1,519	82.9%
2012	101,986	(463)	93.6%
2011	95,398	854	97.4%
2010	76,011	(288)	98.8%
2009	66,061	(412)	99.1%
Prior to 2009	351,705	(955)
We recognized $0.3 million of net unfavorable development at our SPC's related to the reserve acquired from Eastern, primarily reflecting medical severity-related claims activity in the 2013 accident year. More than offsetting this unfavorable development was $1.6 million in favorable reserve development in our traditional workers' compensation business related to the amortization of the purchase accounting fair value adjustment for 2014.
Variability of Loss Reserves
As previously noted, the number of data points and variables considered and the subjective process followed in establishing our loss reserve makes it impractical to isolate individual variables and demonstrate their impact on our estimate of loss reserves. However, to provide a better understanding of the potential variability in our reserves, we have modeled implied reserve ranges around our single point net reserve estimates for our various lines of business assuming different confidence levels. The ranges have been developed by aggregating the expected volatility of losses across partitions of our business to obtain a consolidated distribution of potential reserve outcomes. The aggregation of this data takes into consideration correlations among our geographic and specialty mix of business. The result of the correlation approach to aggregation is that the ranges are narrower than the sum of the ranges determined for each partition.
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.402 billion	$1.820 billion	$2.294 billion
60% Confidence Level	$1.516 billion	$1.820 billion	$2.102 billion
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes reduced our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in consolidated pre-tax income.
Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.

Reinsurance
We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide protection against losses in excess of policy limits, to stabilize underwriting results in years in which higher losses occur, and to provide a mechanism for sharing risk with insureds or their affiliates. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2014, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2014; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. The distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			December 31, 2014
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	10%	80%	4%	94%
Other valuations				6%
Total Investments				100%
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
We also classify as Level 3 our investment interests that are carried at equity, valued using a fund-provided net asset value (NAV) for our interest, which approximates fair value. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At December 31, 2014 interests valued using a fund-provided NAV totaled $133.3 million, or 3% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2014 these investments represented approximately 6% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs, at cost	$53.3	Cost
Other, principally Federal Home Loan Bank capital stock	3.8	Cost
Total other investments	57.1
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	133.1	Equity
Equity method LPs/LLCs	10.1	Equity
Total investment in unconsolidated	143.2
Business owned life insurance	56.4	Cash surrender value
Total investments - Other valuation methodologies	$256.7
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
We also evaluate our holdings of Federal Home Loan Bank (FHLB) capital stock for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the FHLB’s most recently reported operating results.

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of December 31, 2014 we have not determined that any amounts are unrecoverable.
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
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, deferred policy acquisition costs, unrealized investment gains (losses), and basis differences on investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any significant valuation allowances as of December 31, 2014.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. At December 31, 2014, our liability for unrecognized tax benefits approximated $0.6 million.
Goodwill
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition.
Management evaluates the carrying value of goodwill at the segment (or reporting unit) level annually as of October 1st. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time.
The goodwill impairment assessment requires evaluating qualitative factors or performing a quantitative assessment to determine if a reporting unit’s carrying value is likely to exceed its fair value. For our reporting units, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When using the qualitative approach, we considered macroeconomic factors such as industry and market conditions. We also considered reporting unit-specific events, actual financial performance versus expectations and management’s future business expectations. As part of our qualitative evaluation of recently acquired reporting units with material goodwill, we considered the fact that the business had been recently acquired in an orderly transaction between market participants, and our purchase price represented fair value at acquisition. A significant amount of judgment is required in performing goodwill impairment analysis. We concluded as of our last evaluation date, October 1, 2014, that the fair value of our reporting units exceeded the carrying value and deemed it unnecessary to perform further testing.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Increases in both amortizable and non-amortizable intangible assets during 2014 were attributable to intangible assets recognized related to the 2014 acquisition of Eastern. Intangible assets are evaluated for impairment on an annual basis. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements.
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
Accounting Changes
We did not adopt any accounting changes during 2014 that had a material effect on our results of operations nor are we aware of any accounting changes not yet adopted as of December 31, 2014 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Dividends from its operating subsidiaries represent a significant source of funds for holding company obligations, including debt service and shareholder dividends. At December 31, 2014, we held cash and liquid investments of approximately $402.5 million outside our insurance subsidiaries that were available for use by the holding company without regulatory or other restriction. The holding company paid shareholder dividends totaling $167.3 million in January 2015.
During 2014, our insurance subsidiaries paid dividends of $285 million, including extraordinary dividends of $56 million. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $230 million over the course of 2015 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.
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
Operating cash flows for the years ended December 31, 2014, 2013 and 2012 compare as follows:

	Operating Cash Flow
	Year Ended December 31,
(In millions)	2014	2013	2012
Cash provided by operating activities	$96	$39	$91

Reconciliation of Operating Cash Flows	2014 vs 2013	2013 vs 2012	2012 vs 2011
Cash provided by operating activities, prior year	$39	$91	$159
Increase (decrease) in operating cash flows attributable to:
Premium receipts	(30)	(33)	(12)
Payments to reinsurers	(14)	3	(8)
Losses paid, net of reinsurance recoveries	(3)	(3)	(35)
Deposit contracts	—	(4)	3
Cash received from investments	(10)	(9)	(8)
Cash paid for other expenses and operating liabilities	(5)	6	13
Cash paid for interest on long-term debt	(13)	2	1
Federal and state income tax payments	95	(3)	(18)
Operations acquired or begun during the period	34	(11)	—
Other amounts not individually significant, net	3	—	(4)
Cash provided by operating activities, current year	$96	$39	$91
The comparative effect resulting from operations acquired or begun in the current year is shown separately in the reconciliation and is therefore excluded from the other amounts in the reconciliation and the related explanations below.
Premium receipts. The reductions in premium receipts for 2014, 2013 and 2012 are each primarily attributable to lower premium volume in the current year as compared to the prior year. The decline for 2013 was also affected by timing changes on several large policies. Comparatively, both 2013 and 2012 were affected by a single $8 million tail policy written and fully collected in 2012; there was no similar tail policy in either 2013 or in 2011.
Payments to reinsurers. Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period. The increase in payments to reinsurers in 2014 was primarily attributable to expansion of our shared risk arrangements and to payments made pursuant to our quota share reinsurance agreement with Syndicate 1729. Our 58% share of Syndicate 1729 net cash flows, identified below, reflects receipt of these payments.
Losses paid, net of reinsurance recoveries. The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The increase in loss payments in 2012 primarily related to the number of large settlements paid and the timing of reinsurance collections on those settlements as compared to claim settlement activity in the 2011.
Deposit contracts. We are party to certain contracts that involve claims handling but do not transfer insurance risk. These contracts do not constitute a significant business activity for us, but did affect comparative cash flows in 2013 and 2012.
Cash received from investments. Receipts from fixed income securities have declined due to both lower yields and a smaller fixed income portfolio. Also, the timing of dividend receipts and income distributions from our investment LPs/LLCs is uneven.
Cash paid for other expenses and operating liabilities. Variations were attributable to the following:

(In millions)	2014 vs 2013	2013 vs 2012	2012 vs 2011
Effect of Syndicate 1729 reporting lag (1)	$(8.0)	$—	$—
Other (2)	3.5	6.4	13.0
	$(4.5)	$6.4	$13.0

(1)
We report Syndicate 1729 activity on a one quarter lag, and, for consistency, have reported the reinsurance payment made to Syndicate 1729 during the fourth quarter of 2014 as an operating liability payment.

(2)	The increase for 2012 primarily reflects the effect of acquisition payments made during 2011 related to the integration costs of an entity acquired in 2010.
Federal and state income tax payments. Variations in tax payments were attributable to the following:

(In millions)	2014 vs 2013	2013 vs 2012	2012 vs 2011
Refunds and payments related to Internal Revenue Service (IRS) examination settled in 2014 (1)	$51.1	$(20.6)	$—
Final tax payments made in the current year for the prior fiscal year	29.6	8.3	(7.4)
Estimated tax payments for the current fiscal year	17.0	3.4	4.8
Change in excess tax benefits associated with share-based compensation (2)	0.4	4.9	(5.3)
Refunds and payments related to prior years (3)	(3.3)		(11.4)
State and other tax payments	0.5	1.0	1.8
	$95.3	$(3.0)	$(17.5)

(1)	The effect of funds returned in 2014 and a protective tax payment made in 2013 related to an IRS examination of our 2009 and 2010 tax returns. See discussion that follows under the heading "Taxes."

(2)
GAAP requires that excess tax benefits recognized when shares are issued under stock compensation plans be reflected as a reduction to operating cash flows and as an increase to financing cash flows in the period the shares are issued.

(3)
Both 2014 and 2013 were affected by a refund received in 2013 of $3.3 million related to pre-acquisition tax periods of acquired entities. Comparatively, our 2012 cash flows were lower than in 2011 due to refunds received in 2011 of $17.3 million related to pre-acquisition tax periods of acquired entities and capital loss carry backs, and a payment made in 2011 of $5.9 million which related to previously recorded tax liabilities for the 2008 and 2007 tax years.

Operations acquired or begun during the period. Expansion of our business operations has affected our operating cash flows as follows:

(In millions)	2014 vs 2013	2013 vs 2012	2012 vs 2011
Cash flows contributed in the year operations commenced or were acquired, including the effect of transaction-related costs paid in the fiscal year in which the transaction is closed:
Eastern acquisition	$31.2	$—	$—
Lloyd's Syndicate operations	(0.9)	—	—
Medmarc and IND acquisitions (1)	—	(7.7)	—
Transaction costs (2)	3.2	(3.2)	—
	$33.5	$(10.9)	$—

(1)
Primarily attributable to transaction costs, loss payments related to accident years prior to the acquisition, and normal expense payments for which the timing of the payment differs from the recognition of the expense.

(2)	In 2013 we paid approximately $3.2 million related to the formation of Syndicate 1729, which, comparatively, increased 2014 cash flows.

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

Analysis of Reserve Development
(in thousands)
December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300
Cumulative net paid, as of:
One Year Later	199,617	242,608	331,295	312,348	278,655	291,654	264,597	300,703	311,835	343,197
Two Years Later	384,050	503,271	600,500	550,042	468,277	476,682	491,657	526,903	563,805
Three Years Later	578,455	697,349	787,347	694,113	584,410	614,369	639,220	682,576
Four Years Later	728,582	825,139	897,814	777,114	666,105	706,091	737,253
Five Years Later	805,270	901,644	955,728	833,471	724,377	761,659
Six Years Later	861,512	937,984	995,921	874,479	758,863
Seven Years Later	888,065	959,870	1,022,273	898,646
Eight Years Later	901,867	980,665	1,038,821
Nine Years Later	919,840	996,393
Ten Years Later	930,128
Re-estimated net liability as of:
End of Year	1,544,981	1,896,743	2,236,385	2,232,596	2,111,112	2,159,571	2,136,664	2,000,114	1,860,076	1,825,304
One Year Later	1,522,000	1,860,451	2,131,400	2,047,344	1,903,812	1,925,581	1,810,799	1,728,076	1,644,203	1,644,516
Two Years Later	1,479,773	1,764,076	1,955,903	1,829,140	1,665,832	1,615,603	1,543,650	1,498,158	1,472,259
Three Years Later	1,418,802	1,615,125	1,747,459	1,596,508	1,383,189	1,362,538	1,324,906	1,342,996
Four Years Later	1,340,061	1,450,275	1,548,605	1,357,126	1,154,552	1,172,091	1,205,737
Five Years Later	1,234,223	1,330,039	1,366,793	1,185,051	1,019,407	1,086,027
Six Years Later	1,158,590	1,225,114	1,249,234	1,084,422	961,808
Seven Years Later	1,092,186	1,148,102	1,180,804	1,041,623
Eight Years Later	1,040,035	1,104,687	1,147,096
Nine Years Later	1,012,643	1,084,527
Ten Years Later	996,312

Net cumulative redundancy (deficiency)	$548,669	$812,216	$1,089,289	$1,190,973	$1,149,304	$1,073,544	$930,927	$657,118	$387,817	$180,788
Original gross liability - end of year	$1,818,635	$2,224,436	$2,607,148	$2,559,707	$2,379,468	$2,422,230	$2,414,100	$2,247,772	$2,051,428	$2,072,822
Less: reinsurance recoverables	(273,654)	(327,693)	(370,763)	(327,111)	(268,356)	(262,659)	(277,436)	(247,658)	(191,352)	(247,518)
Original net liability - end of year	$1,544,981	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304
Gross re-estimated liability - latest	$1,267,771	$1,400,859	$1,505,436	$1,283,526	$1,112,413	$1,214,995	$1,342,924	$1,482,497	$1,614,541	$1,859,076
Re-estimated reinsurance recoverables	(271,459)	(316,332)	(358,340)	(241,903)	(150,605)	(128,968)	(137,187)	(139,501)	(142,282)	(214,560)
Net re-estimated liability - latest	$996,312	$1,084,527	$1,147,096	$1,041,623	$961,808	$1,086,027	$1,205,737	$1,342,996	$1,472,259	$1,644,516
Gross cumulative redundancy (deficiency)	$550,864	$823,577	$1,101,712	$1,276,181	$1,267,055	$1,207,235	$1,071,176	$765,275	$436,887	$213,746
* See table notes on following page.

Table Notes

•	Reserves for 2005 and thereafter include gross and net reserves acquired in 2005 business combinations of $183.2 million and $139.7 million, respectively.

•	Reserves for 2006 and thereafter include gross and net reserves acquired in 2006 business combinations of $228.4 million and $171.2 million, respectively.

•	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.

•	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

•
Reserves for 2012 and thereafter include gross and net reserves acquired in 2012 business combinations of $21.8 million and $19.2 million, respectively, which considers reductions of $3.6 million and $3.3 million, respectively, recorded in 2013 due to the re-estimation of the fair value of the acquired reserves.

•	Reserves for 2013 include gross and net reserves acquired in 2013 business combinations of $201.1 million and $126.0 million, respectively.

•	Reserves for 2014 include gross and net reserves acquired in 2014 business combinations of $153.2 million and $139.5 million, respectively.
In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed in Critical Accounting Estimates. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:

•
The HCPL legal environment deteriorated in the late 1990’s and severity began to increase at a greater pace than anticipated in our rates and reserve estimates. We addressed the adverse severity trends through increased rates, stricter underwriting and modifications to claims handling procedures, and reflected this adverse severity trend when we established our initial reserves for subsequent years.

•
These adverse severity trends later moderated with that moderation becoming more pronounced beginning in 2009. We have been cautious in giving full recognition to indications that the pace of severity increase had slowed, but have given measured recognition of the improved trend in our reserve estimates, as discussed more fully under “Critical Accounting Estimates—Reserve for Losses and Loss Adjustment Expenses (reserve for losses or reserve).” The favorable development was most pronounced for years 2004 to 2008, as the initial reserves for these accident years were established prior to substantial indication that severity trends were moderating. We have given stronger recognition to the lower severity trend as time has elapsed and a greater percentage of claims have closed.

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

Activity in our net reserve for losses during 2014, 2013 and 2012 is summarized below:

	Year Ended December 31
(In thousands)	2014	2013	2012
Balance, beginning of year	$2,072,822	$2,054,994	$2,247,772
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	247,518	191,645	247,658
Net balance, beginning of year	1,825,304	1,863,349	2,000,114
Reserves acquired from acquisitions (1)	139,549	126,007	22,464
Incurred related to:
Current year	545,168	447,510	451,951
Favorable development of reserves established in prior years, net (2)	(182,084)	(222,749)	(272,038)
Total incurred	363,084	224,761	179,913
Paid related to:
Current year	(93,737)	(43,616)	(38,439)
Prior years (3)	(413,900)	(345,197)	(300,703)
Total paid	(507,637)	(388,813)	(339,142)
Net balance, end of year	1,820,300	1,825,304	1,863,349
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	237,966	247,518	191,645
Balance, end of year	$2,058,266	$2,072,822	$2,054,994
(1) Includes a net reserve reduction of $3.3 million in 2013 due to the re-estimation of reserves acquired in a 2012 business combination.
(2) Includes net favorable development of $1.3 million attributable to the reserves acquired in a business combination completed in 2014.
(3) Includes prior year paid losses of $70.7 million in 2014 and $33.4 million for 2013 attributable to reserves acquired in a business combination completed in 2014 and 2013, respectively.
At December 31, 2014 our gross reserve for losses included case reserves of approximately $1.2 billion and IBNR reserves of approximately $0.9 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.1 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.

Reinsurance
Within our Specialty P&C Segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits, and, in the case of risk sharing arrangements, to provide custom insurance solutions for large customer groups. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
We generally reinsure risks under annual treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our professional liability, products liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of the agreements upon the latest renewal of each. The significant terms of our excess of loss reinsurance arrangements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Coverage up to maximum standard policy offered; 0% Retained(1)
100% Retained up to $1M(2)
Coverage up to maximum standard policy offered; 20% retained(3)
100% Retained up to $1M(4)
Coverage up to $149.5M per loss event; 0% Retained
100% Retained up to $500K

Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Historically, up to 5% retained
(2) Historically, retention has been as low as 90%
(3) Historically, retention has ranged from 5% to 33%
(4) Historically, retention has been as high as $2M
Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities.
We wrote workers' compensation policies in our alternative market business generating premium of approximately $53.0 million under custom programs whereby the policies written are fully reinsured under 100% quota share agreements to the SPCs of our wholly owned subsidiary, Eastern Re Ltd., SPC (Eastern Re), domiciled in the Cayman Islands, net of a ceding commission. Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the segregated portfolio cells for which we participate is generally 50%, but we have ownership interests as low as 25% and as high as 82.5%.
Each SPC has in place its own reinsurance arrangements, which are illustrated in the table below.
Segregated Portfolio Cell Reinsurance

Per Occurrence Coverage	Aggregate Coverage
(1) ProAssurance assumes 100% of aggregate losses in excess of an aggregate attachment point with a maximum loss limit $100K.
(2) The attachment point is based on a percentage of premium (average is 89%) and varies by cell.
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
The remaining premium written in our alternative market business of $6.3 million is 100% ceded to an unaffiliated captive insurer.
Within our Lloyd's Syndicate segment, Syndicate 1729 purchases reinsurance to limit its liability on individual risks and to protect against catastrophic loss. The level of reinsurance that the Syndicate purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophe risk, the specific risks inherent in each line or class of business risk written and the pricing, coverage and terms and conditions available from the reinsurance market. Both quota share reinsurance and excess of loss reinsurance is utilized to manage the net loss exposure. The Syndicate may still be exposed to loss that exceeds the level of reinsurance purchased, as well as to reinstatement premiums triggered by additional loss events.
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase reinsurance from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of our reinsurance program and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.

The following table identifies those reinsurers for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $20 million or more as of December 31, 2014:

Reinsurer	Domiciliary Country	A.M. Best Company Rating	Net Amounts Due From Reinsurer
(In thousands)
Hannover Rück SE	Germany	A+	$23,081
Everest Reinsurance Company	United States	A+	$21,582
Aspen Insurance UK, Ltd.	United Kingdom	A	$22,236
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2014 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at December 31, 2014 are comprised as follows:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating	(1)	% Total Investments
Fixed Maturities, Available for Sale
Government
U.S. Treasury	$166,512	$3,785	$987	AA+	(2)	4%
U.S. Government-sponsored enterprise	39,563	1,641	100	AA+	(2)	1%
Total government	206,075	5,426	1,087	AA+	(2)	5%
State and Municipal Bonds
Pre-refunded	178,419	7,475	24	AA		4%
General obligation	245,465	11,748	35	AA		6%
Special revenue	638,731	28,172	276	AA		17%
Total state and municipal bonds	1,062,615	47,395	335	AA		27%
Corporate Debt
Financial	426,983	12,789	589	A		11%
Consumer oriented	302,049	9,621	2,873	A-		8%
Utilities/Energy	274,844	9,817	10,292	BBB+		7%
Industrial	394,782	11,711	3,340	BBB+		10%
Other	18,443	296	9	AA-		<1%
Total corporate debt	1,417,101	44,234	17,103	A-		35%
Securities backed by:
Agency mortgages	269,430	10,186	436	AA+	(2)	7%
Non-agency mortgages	6,626	12	12	AA+		<1%
Agency commercial mortgages	15,493	208	59	AA+	(2)	<1%
Other commercial mortgages	51,063	1,137	99	AAA		1%
Automobile loans	50,185	48	60	AAA		1%
Other asset loans	66,439	240	145	AA+		2%
Total asset-backed securities	459,236	11,831	811	AAA		11%
Total fixed maturities	3,145,027	108,886	19,336	A+		78%
Equity Securities, Trading
Financial	79,341	—	—			2%
Utilities/Energy	25,629	—	—			1%
Industrial	55,460	—	—			1%
Consumer oriented	65,670	—	—			2%
Bond Funds	55,196	—	—			1%
All Other	33,186	—	—			1%
Total equities	314,482	—	—			8%
Short-Term Investments	131,259	—	—			3%
Business-owned Life Insurance	56,381	—	—			1%
Investment in Unconsolidated Subsidiaries
Investment in qualified affordable housing tax credit partnerships	133,143	—	—			3%
Investments in LPs/LLCs, equity method	143,358	—	—			4%
Total investment in unconsolidated subsidiaries	276,501	—	—			7%
Other Investments
Investments in LPs/LLCs, cost method	53,258	—	—			1%
Convertible securities, at fair value	28,958	—	—			1%
FHLB capital stock and other	3,841	—	—			<1%
Total other investments	86,057	—	—			2%
Total Investments	$4,009,707	$108,886	$19,336			100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.

A detailed listing of our investment holdings as of December 31, 2014 is provided in the Investor Supplement we make available in the Investor Relations section of our website, www.ProAssurance.com, or directly at www.ProAssurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $70 million and $140 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. Currently, $100 million is available for use through our credit facility, as discussed in this section under the heading "Debt". Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 10 of the Notes to Consolidated Financial Statements.
Our acquisition of Eastern added the following to our investment holdings as of January 1, 2014, the date of acquisition:

(In thousands)
Fixed maturities	$107,131
Equities	65,945
Short-Term	23,931
Equity Method LPs/LLCs	11,994
Convertible Securities	30,139
Total	$239,140
As discussed under the heading "Business Combinations and Ventures" and in Note 4 of the Notes to Consolidated Financial Statements, our fixed maturity and short term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At December 31, 2014 securities on deposit with Lloyd's included fixed maturities having a fair value of $85.0 million and short term investments with a fair value of $0.2 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2014 was 3.5 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.4 years.
The carrying value of our qualified affordable housing tax credit partnerships reflects both funded and unfunded commitments to the partnerships, less amortization, since our initial investment. The carrying value of these investments was approximately $133.1 million at December 31, 2014 and $142.2 million at December 31, 2013. We fund these investments based on funding schedules maintained by the partnerships. During the years ended December 31, 2014, 2013 and 2012 we funded approximately $8.6 million, $63.5 million and $35.7 million, respectively. As of December 31, 2014, approximately $15.5 million of our total commitments to these partnerships had not yet been funded.
The carrying values of our equity and cost method Investments in LPs/LLCs, reflects amounts funded to the entities but does not include unfunded commitments. The total carrying value of these investments at December 31, 2014 and December 31, 2013 was approximately $196.6 million and $119.3 million, respectively. During the years ended December 31, 2014, 2013 and 2012, we funded, net of capital returned, $40.1 million, $37.8 million and $18.5 million, respectively, relative to these investments. As of December 31, 2014, we had active unfunded commitments to these investments of approximately $153.8 million.
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

Our debt securities at December 31, 2014 included investments of $174.2 million (4% of our total investments) where the issuer is domiciled in Europe or the underlying revenue stream supporting the security is European. Of our European issuers, we believe those in the financial sector are most likely to suffer loss in the event of a European economic crisis. A summary of these debt securities by country follows (country designation is based on the underlying revenue stream of the security):

	European Debt Exposure by Country and Industry Type
(In millions)	Total Exposure	Financial Institutions	Industrial & Utilities	Energy & Communication
United Kingdom	$73.4	$26.0	$36.2	$11.2
Sweden	4.5	0.5	4.0	—
France	10.0	7.0	—	3.0
Germany	14.5	5.6	6.4	2.5
Finland	1.5	—	1.5	—
Denmark	3.8	1.8	2.0	—
Netherlands	23.2	11.9	2.3	9.0
Norway	8.9	1.3	2.8	4.8
Belgium	10.2	—	10.2	—
Switzerland	13.6	6.4	6.8	0.4
Ireland	1.6	—	1.6	—
Spain	2.1	—	—	2.1
Luxembourg	5.6	—	2.3	3.3
Cyprus	1.3	—	—	1.3
	$174.2	$60.5	$76.1	$37.6
Our reinsurers typically operate globally and have large investment portfolios which may be linked directly or indirectly to the European economy. As of December 31, 2014, two of our largest reinsurers were domiciled in Europe; our net receivables with these reinsurers totaled approximately $45 million. Net amounts due from reinsurers approximated $259.1 million at December 31, 2014.
Business Combinations and Ventures
We paid cash of approximately $205 million to acquire Eastern on January 1, 2014 and cash of $153.7 million to acquire Medmarc on January 1, 2013. Funds for both transactions were deposited with an intermediate third-party several days prior to the close dates; the deposits were included in Other Assets on our Consolidated Balance Sheet at December 31, 2013 and 2012.
Late in 2013, we became a Lloyd's member and a primary (58%) capital provider to Syndicate 1729, which began active operations effective January 1, 2014. We are required to provide capital, referred to as FAL, to support Syndicate 1729. As of December 31, 2013, we met the FAL requirements through a fully secured standby letter of credit (LOC) (£41.9 million or approximately $69.3 million at December 31, 2013) and a deposit of approximately $8.7 million (included in Other assets at December 31, 2013). During 2014 we began to satisfy the FAL requirement by placing securities on deposit with Lloyd's (see "Investment Exposures"). We canceled the LOC and our deposit and funds which had secured the LOC (classified as restricted cash at December 31, 2013) were returned to us. As discussed in Note 9 of the Notes to Consolidated Financial Statements, we have agreed to provide Syndicate 1729 with operating funds of up to £10 million (approximately $16 million at December 31, 2014) under an unconditional revolving credit agreement (the "Syndicate Credit Agreement"). As of December 31, 2014, we had advanced £6.6 million ($11.0 million) under the Syndicate Credit Agreement.

Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2014, 2013 and 2012 was as follows:

(In thousands)	2014	2013	2012
Treasury shares at the beginning of the period	900	244	7,996
Shares reissued in conjunction with stock split	—	—	(7,729)
Shares reacquired, at cost of $222 million and $32 million, respectively	4,909	681	—
Shares reissued, primarily those reissued pursuant to the ProAssurance 2011 Employee Stock Ownership Plan, fair value of $2.1 million, $1.1 million and $1 million, respectively	(46)	(25)	(23)
Treasury shares at the end of the period	5,763	900	244
During 2014 our Board increased its authorization for the repurchase of common shares or the retirement of outstanding debt by $200 million. From January 1, 2015 through February 20, 2015, through our 10b5-1 plan, we reacquired approximately 725,000 additional common shares at a cost of approximately $32.8 million. As of February 20, 2015 our remaining Board authorization was approximately $148.7 million.
Shareholder Dividends
Our Board of Directors declared cash dividends during 2014, 2013 and 2012 as follows:

Quarterly Cash Dividends Declared, per Share
	2014	2013	2012
First Quarter	$0.300	$0.250	$0.125
Second Quarter	$0.300	$0.250	$0.125
Third Quarter	$0.300	$0.250	$0.125
Fourth Quarter - Regular	$0.310	$0.300	$0.250
Fourth Quarter - Special dividend	$2.650	—	$2.500
Each dividend was paid the month following the quarter in which it was declared except that payment of dividends declared for the fourth quarter of 2012 was accelerated into December 2012. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At December 31, 2014 our only outstanding long-term debt was $250 million of unsecured senior notes, issued in the fourth quarter of 2013. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have available a revolving credit agreement (the "Credit Agreement") of up to $200 million which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The Credit Agreement expires in April 2016. No borrowings were outstanding under the Credit Agreement during 2014. We drew $125.0 million against the line from December 2012 to September 2013 on a secured basis to partially fund our acquisition of Medmarc, as this permitted us to continue to hold rather than liquidate certain higher yielding securities. Similarly, we drew $100 million against the line in January 2015 on a secured basis to partially fund our special dividend. We are in compliance with the financial covenants of the Credit Agreement.
During 2012, we repaid long-term debt totaling $57.7 million, including a note payable carried at fair value. We recognized a loss on the repayment of the note payable of $2.2 million.
Additional information regarding our long-term debt is provided in Note 10 of the Notes to Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Off-Balance Sheet Arrangements/Guarantees
We have a revolving credit agreement with Syndicate 1729 to provide operating funds of up to £10.0 million, of which £3.4 million ($5.3 million) had not yet been funded as of December 31, 2014. The revolving credit agreement expires on December 31, 2016. See Note 9 of the Notes to Consolidated Financial Statement for more information on this arrangement. We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
A schedule of our non-cancellable contractual obligations at December 31, 2014 follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and loss adjustment expenses	$2,058,266	$559,905	$704,351	$386,630	$407,380
Long-term debt obligations including interest	367,594	13,250	26,500	26,500	301,344
Revolving credit agreement fees	438	350	88	—	—
Operating lease obligations	24,309	5,024	8,516	5,537	5,232
Funding commitments primarily related to non-public investment entities	169,375	98,757	69,236	640	742
Total	$2,619,982	$677,286	$808,691	$419,307	$714,698
We believe that our operating cash flow and funds from our investment portfolio are adequate to meet our contractual obligations.
The above table presumes no borrowings or related interest under our revolving credit agreement through expiration of the agreement as the obligation is presented as of December 31, 2014. In January 2015, we drew $100 million on the revolving credit agreement. For more information regarding these agreements see Note 10 of the Notes to Consolidated Financial Statements.
The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.

Results of Operations–Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2014	2013	Change
Revenues:
Net premiums written	$701,849	$525,182	$176,667
Net premiums earned	$699,731	$527,919	$171,812
Net investment result	129,543	136,804	(7,261)
Net realized investment gains (losses)	14,654	67,904	(53,250)
Other income	8,398	7,551	847
Total revenues	852,326	740,178	112,148

Expenses:
Losses and loss adjustment expenses	379,232	243,015	136,217
Reinsurance recoveries	(16,148)	(18,254)	2,106
Net losses and loss adjustment expenses	363,084	224,761	138,323
Underwriting, policy acquisition and operating expenses	211,311	147,817	63,494
Segregated portfolio cells dividend expense	1,842	—	1,842
Interest expense	14,084	2,755	11,329
Total expenses	590,321	375,333	214,988
Gain on acquisition	—	32,314	(32,314)
Income before income taxes	262,005	397,159	(135,154)
Income taxes	65,440	99,636	(34,196)
Net income	$196,565	$297,523	$(100,958)
Operating income	$186,367	$221,097	$(34,730)
Earnings per share:
Basic	$3.32	$4.82	$(1.50)
Diluted	$3.30	$4.80	$(1.50)
Operating earnings per share:
Basic	$3.14	$3.58	$(0.44)
Diluted	$3.13	$3.56	$(0.43)
Net loss ratio	51.9%	42.6%	9.3
Underwriting expense ratio	30.2%	28.0%	2.2
Combined ratio	82.1%	70.6%	11.5
Operating ratio	64.2%	46.1%	18.1
Effective tax rate	25.0%	25.1%	(0.1)
Return on equity*	8.6%	11.4%	(2.8)
* Gain on acquisition is excluded from the calculation of return on equity for 2013.
In all tables that follow, the abbreviation “nm” indicates that the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Net Premiums Earned
Specialty P&C	$492,733	$527,919	$(35,186)	(6.7%)
Workers' Compensation	194,540	—	194,540	nm
Lloyd's Syndicate	12,458	—	12,458	nm
Consolidated total	$699,731	$527,919	$171,812	32.5%
Consolidated net premiums earned increased in 2014 as compared to 2013 primarily due to the contribution of our recently acquired Workers' Compensation segment. The decline in net premiums earned for our Specialty P&C segment was primarily attributable to the pro rata effect of lower physician premiums written during the preceding twelve months and also reflected an increase in ceded premiums earned. Given the start-up nature of Syndicate 1729 it added only $12.5 million in net premiums earned for the year ended December 31, 2014 (as compared to net written premium of $32.1 million for the year ended December 31, 2014).
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $7.3 million or 5.3% for the year ended December 31, 2014. Approximately $3.7 million was a decrease in Net investment income primarily due to reduced earnings on our fixed income portfolio, which was partially offset by increased earnings from our Other investments. Earnings from unconsolidated subsidiaries decreased $3.6 million in the year ended December 31, 2014, primarily due to earnings recognized in 2013 as a result of a change of an LP from the cost method to the equity method. Otherwise, earnings from our other investment LPs were higher in 2014. Amortization of qualified affordable housing tax credit partnerships was relatively flat as compared to 2013.
Net realized investment gains (losses) decreased $53.3 million for the year ended December 31, 2014 as compared to 2013. The changes primarily related to trading securities carried at fair value. Net impairments were approximately $1.2 million in the year ended December 31, 2014 and nominal in the year ended December 31, 2013.
Expenses
The following table shows our net loss ratio by segment:

	Year Ended December 31
($ in millions)	2014	2013	Change
Current accident year net loss ratio
Consolidated ratio	77.9%	84.8%	(6.9)
Specialty P&C	83.0%	84.8%	(1.8)
Workers' Compensation	65.7%	—%	nm
Lloyd's Syndicate	67.7%	—%	nm
Calendar year net loss ratio
Consolidated ratio	51.9%	42.6%	9.3
Specialty P&C	46.3%	42.6%	3.7
Workers' Compensation	65.0%	—%	nm
Lloyd's Syndicate	67.7%	—%	nm
Favorable net loss development, prior accident years
Consolidated	$182.1	$222.7	$(40.6)
Specialty P&C	$180.8	$222.7	$(41.9)
Workers' Compensation	$1.3	$—	$1.3
Lloyd's Syndicate	$—	$—	$—

The decrease in our consolidated current accident year net loss ratio for the year ended December 31, 2014 was primarily attributable to the addition of our workers' compensation business. The start-up of Syndicate 1729 during 2014 had only a nominal effect on the consolidated ratio. Combined, these new operations decreased our 2014 consolidated current accident year net loss ratio by 5.1 percentage points. The current accident year net loss ratio of our Specialty P&C segment (our historical business) reflected a decrease primarily attributable to a reduction to our estimate of the reserve required for our death, disability and retirement (DDR) coverage, partially offset by the effect of a higher accrual for internal claims adjustment expenses on a lower volume of premiums earned.
Our consolidated calendar year net loss ratio is lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C and Workers' Compensation segments as shown in the table above.
Our underwriting expense ratio reflected the following:

	Year Ended December 31
	2014	2013	Change
Underwriting Expense Ratio, as reported
Consolidated	30.2%	28.0%	2.2
Underwriting Expense Ratio, excluding the effect of discrete events and Syndicate 1729
Consolidated	28.4%	26.3%	2.1
Specialty P&C	26.5%	24.2%	2.3
Workers' Compensation	29.6%	—%	nm
Our consolidated expense ratio increased in 2014 due to a number of factors, including the acquisition of Eastern and additional expenses associated with our participation in Syndicate 1729. The ratios for both 2014 and 2013 were also affected by expenses attributable to discrete events, such as transaction and other costs associated with business combinations or expansions, and costs associated with technology initiatives. Our 2014 ratio also reflects an increase due to the effect of purchase accounting on deferred policy acquisition cost amortization in 2013. Exclusive of expenses attributable to discrete events, we estimate that the addition of our Workers' Compensation segment, which carries a higher expense ratio, and our Lloyd's Syndicate segment, which had a high expense ratio due to its start-up phase, increased our consolidated expense ratio by approximately 1.3 percentage points for the year ended December 31, 2014. Otherwise, our consolidated ratio increased in 2014 due to lower earned premium from our Specialty P&C segment and the aforementioned effect of purchase accounting on the 2013 ratio.
Exclusive of the effect of discrete events and the effect of purchase accounting on 2013 DPAC amortization, our Specialty P&C segment ratio increased because the decline in our operating costs did not keep pace with the decline in net premiums earned. Approximately 2.7 percentage points of the Workers' Compensation segment expense ratio for the year ended December 31, 2014 was attributable to the amortization of intangible assets recognized in the acquisition of Eastern.
Taxes
Our effective tax rate was 25.0% for the year ended December 31, 2014, comparable to our 2013 effective tax rate of 25.1%. Tax-exempt income decreased during 2014 but had a greater effect on our effective rate as our total income was lower in 2014. Tax credits also had an increased effect but were approximately the same amount in 2014 as in 2013. Our 2013 effective tax rate was reduced due to a gain on acquisition that was not taxable; there was no similar non-taxable gain in 2014.

Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 18.1 percentage points in the year ended December 31, 2014, reflecting higher net loss and expense ratios, and a decline in our investment ratio of 6.6 percentage points for the year ended December 31, 2014, primarily due to the acquisition of Eastern. Compared to our professional liability business, workers' compensation generally requires lower reserves which necessitates lower investment assets to support those reserves in proportion to earned premium.
Return on equity (ROE) was 8.6% for the year ended December 31, 2014 and was 11.4% for the year ended December 31, 2013. Our calculation of return on equity for the year ended December 31, 2013 excluded the effect of the $32.3 million gain on acquisition.
Book Value per Share
Our book value per share at December 31, 2014 as compared to December 31, 2013 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2013	$39.13
Increase (decrease) to book value per share during the year ended December 31, 2014 attributable to:
Net income	3.32
Decrease in accumulated other comprehensive income	(0.02)
Dividends declared	(3.86)
Other, primarily the repurchase of shares	(0.40)
Book Value Per Share at December 31, 2014	$38.17
Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments or recoupments gain on acquisition and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2014	2013
Net income	$196,565	$297,523
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(14,654)	(67,904)
Guaranty fund assessments (recoupments)	(169)	40
Gain on acquisition	—	(32,314)
Effect of confidential settlements, net	(866)	—
Pre-tax effect of exclusions	(15,689)	(100,178)

Tax effect, at 35%, exclusive of non-taxable gain on acquisition	5,491	23,752

Operating income	$186,367	$221,097
Per diluted common share:
Net income	$3.30	$4.80
Effect of exclusions	(0.17)	(1.24)
Operating income per diluted common share	$3.13	$3.56
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology and life sciences products liability insurance as discussed in Note 15 of the Notes to Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, and does not include investment results, which are included in our Corporate segment. Segment operating results for the year ended December 31, 2014 were $137.2 million as compared to $176.7 million for the year ended December 31, 2013, and included the following:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Net premiums written	$467,046	$525,182	$(58,136)	(11.1%)
Net premiums earned	$492,733	$527,919	$(35,186)	(6.7%)
Net losses and loss adjustment expenses	$228,199	$224,761	$3,438	1.5%
Underwriting, policy acquisition and operating expenses	$133,132	$132,076	$1,056	0.8%
Net loss ratio	46.3%	42.6%	3.7
Underwriting expense ratio	27.0%	25.0%	2.0
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Gross premiums written	$532,608	$567,547	$(34,939)	(6.2%)
Ceded premiums written	(65,562)	(42,365)	(23,197)	(54.8%)
Net premiums written	$467,046	$525,182	$(58,136)	(11.1%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Professional liability
Physicians (1):
Twelve month term	$362,056	$388,583	$(26,527)	(6.8%)
Twenty-four month term	19,949	25,584	(5,635)	(22.0%)
Total Physicians	382,005	414,167	(32,162)	(7.8%)
Other healthcare providers (2)	33,589	33,971	(382)	(1.1%)
Healthcare facilities (3)	33,521	35,356	(1,835)	(5.2%)
Legal professionals (4)	27,776	27,060	716	2.6%
Tail coverages (5)	18,745	20,920	(2,175)	(10.4%)
Total professional liability	495,636	531,474	(35,838)	(6.7%)
Medical technology and life sciences products liability (6)	35,265	34,190	1,075	3.1%
Other	1,707	1,883	(176)	(9.3%)
Total	$532,608	$567,547	$(34,939)	(6.2%)

(1)
Physician policies were our greatest source of premium revenues in both 2014 and 2013. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decline in twenty-four month premium, as compared to 2013, primarily reflects the normal cycle of renewals (policies subject to renewal in 2014 were previously written in 2012 rather than in 2013). There was no significant volume change associated with twenty-four month policies during the year ended December 31, 2014.

(2)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(3)	Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) declined in 2014, principally due to the non-renewal of certain business.

(4)	Our legal professionals policies are offered throughout the United States, principally through agent and brokerage arrangements.

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

New business written by component was as follows:

	Year Ended December 31
(In millions)	2014	2013
Physicians	$16.2	$18.0
Other healthcare providers	$2.8	$2.5
Healthcare facilities	$4.5	$6.2
Legal professionals *	$4.2	$2.0
Medical technology and life sciences products liability *	$5.4	na

* Excludes new business attributable to our Medmarc acquisition for the year ended December 31, 2013, as the entire Medmarc book of business was new to us in 2013.
We calculate our retention rate as annualized renewed premium divided by all annualized premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left active practice for various reasons, principally for retirement but also for personal reasons or due to disability or death.
Premium retention by component is shown in the following table.

	Year Ended December 31
	2014	2013
Physicians, standard lines only	89%	89%
Other healthcare providers	81%	82%
Healthcare facilities	83%	79%
Legal professionals *	82%	88%
Medical technology and life sciences products liability *	85%	na

* Premiums contributed by our Medmarc acquisition are excluded from the calculation of retention for the year ended December 31, 2013, as the entire Medmarc book of business was new to us in 2013.

The pricing of our business includes the effects of filed rates, surcharges, and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
The changes in renewal pricing shown for healthcare facilities and products liability lines of business in particular are reflective of changes in our exposure base, deductibles, self-insurance retention limits and other policy terms. Changes in renewal pricing by component are as follows:

Year Ended December 31
2014
Physicians	1%
Other healthcare providers	4%
Healthcare facilities	(3%)
Legal professionals	6%
Medical technology and life sciences products liability	2%
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
Ceded premiums written for the years ended December 31, 2014 and 2013 were comprised as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Excess of loss reinsurance arrangements	$31,031	$30,571	$460	1.5%
Premium ceded to Syndicate 1729 (1)	20,899	—	20,899	nm
Other shared risk arrangements (2)	20,642	19,040	1,602	8.4%
Other ceded premiums written	8,705	9,157	(452)	(4.9%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(15,715)	(16,403)	688	4.2%
Total ceded premiums written	$65,562	$42,365	$23,197	54.8%

(1)
Effective January 1, 2014, one of our subsidiaries began ceding premium to Syndicate 1729 under a quota share agreement, net of a related ceding commission. As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the Specialty P&C segment results for this agreement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Premium ceded to Syndicate 1729 reported for the year ended December 31, 2014 in the table above reflects cessions that occurred during the nine-months ended September 30, 2014. The related ceding commission income recorded as an offset to deferred policy acquisition costs for the year ended December 31, 2014 was $5.6 million. The fourth quarter cession of $4.8 million and the related ceding commission income of $1.3 million will be recorded in the first quarter of 2015. Eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health Certitude and CAPAssurance Programs. The increase in ceded premiums written under our shared risk arrangements for the year ended December 31, 2014 principally reflected premiums ceded under arrangements begun during 2014, partially offset by a large policy under one of the arrangements that did not renew in 2014.

(3)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. In both 2014 and 2013, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2014 and 2013 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Year Ended December 31
	2014	2013	Change
Ceded premiums ratio, as reported	12.3%	7.5%	4.8
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)*	(3.0%)	(2.9%)	(0.1)
Ratio, current accident year	15.3%	10.4%	4.9
* Effect shown for 2013 is net of an increase to the ratio of approximately 0.3 percentage points attributable to business combinations.
The remaining increase in the current accident year ceded premiums ratio for the year ended December 31, 2014 was primarily attributable to the increase in ceded premiums written under the quota share arrangement with Syndicate 1729 and our shared risk arrangements, as previously discussed. Additionally, premium volume from retained coverages was lower in 2014 than in 2013, which reduced gross premiums written but had no effect on ceded premiums written, and thus increased the ratio.
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Gross premiums earned	$543,052	$569,433	$(26,381)	(4.6%)
Ceded premiums earned	(50,319)	(41,514)	(8,805)	(21.2%)
Net premiums earned	$492,733	$527,919	$(35,186)	(6.7%)
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
The decrease in gross premiums earned in 2014 primarily reflects the pro rata effect of lower physician premiums written during the preceding twelve months, partially offset by an increase in premiums earned due to growth associated with our shared risk arrangements. The increase in premiums ceded during 2014 primarily reflects growth associated with certain shared risk arrangements that were either new in 2014 or not in effect for all of 2013 and premiums ceded under the quota share arrangement with Syndicate 1729. Also, prior accident year ceded premiums reductions were $0.7 million lower in 2014 than in 2013 (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was significantly affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for 2014 and 2013 compare as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2014	2013	Change
Calendar year net loss ratio	46.3%	42.6%	3.7
Less impact of prior accident years on the net loss ratio	(36.7%)	(42.2%)	5.5
Current accident year net loss ratio	83.0%	84.8%	(1.8)
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.7%)	(2.7%)	—
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	85.7%	87.5%	(1.8)

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2014 and 2013. The net increase to the ratio in 2013 reflects an offset of 0.3 percentage points that is attributable to loss reserves acquired in business combinations. See the discussion in the Premiums section for our Specialty P&C segment under the heading “Ceded Premiums Written” for additional information.

(3)
The remaining decrease in the current accident year net loss ratio primarily reflects a decrease in our loss reserves related to death, disability and retirement (DDR) coverage endorsements provided to our insureds. The reserve for DDR is actuarially estimated and is affected by changes in the number of insureds expected to benefit from the coverage endorsement. This decrease was partially offset by the effect of a higher accrual for internal claims adjustment expenses on a lower volume of premiums earned.

We recognized favorable loss development related to our previously established reserve, on a gross basis, of $213.7 million for the year ended December 31, 2014. On a net basis, we recognized favorable development of $180.8 million for the year ended December 31, 2014. The net basis reflects the favorable development recognized with respect to our ceded coverage layers. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during 2014 principally related to accident years 2007 through 2011.
We recognized favorable loss development related to our previously established reserve, on a gross basis, of $248.5 million for the year ended December 31, 2013. On a net basis, we recognized favorable development of $222.7 million for the year ended December 31, 2013. Development recognized during 2013 principally related to accident years 2005 through 2011.
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

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of 2014 and 2013 underwriting, policy acquisition and operating expenses:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Underwriting, policy acquisition and operating expenses	$133,132	$132,076	$1,056	0.8%
The following table highlights the more significant items affecting the comparability of expenses between 2014 and 2013:

(In millions)	Increase (Decrease) 2014 vs 2013
Excluding the effect from purchase accounting listed separately below, DPAC amortization decreased in 2014. The amortization decrease was primarily attributable to a $2.8 million increase in ceding commission income. Ceding commissions are an offset to acquisition costs.	$(1.9)
Amortization of deferred policy acquisition costs was lower due to the application of GAAP purchase accounting rules in 2013, but was at a normal level in 2014.	3.8
Costs associated with ongoing technology enhancement initiatives	1.2
Other variances not individually significant	(0.3)
Expenses associated with discrete events:
Transaction-related costs associated with entities acquired in 2013, principally professional fees and one time compensation costs	(2.7)
Discontinued technology initiatives	0.9
Net change in expenses	$1.0
Underwriting Expense Ratio (the Expense Ratio)
As shown in the following table, our expense ratio was affected in both 2014 and 2013 by expenses associated with discrete events (see table above):

	Underwriting Expense Ratio
	Year Ended December 31
	2014	2013	Change
Underwriting expense ratio, as reported	27.0%	25.0%	2.0
Less estimated ratio increase (decrease) attributable to expenses associated with discrete events (see table above)	0.5%	0.8%	(0.3)
Underwriting expense ratio, less listed effects	26.5%	24.2%	2.3
The remaining increase in the ratio is due to the $3.8 million increase in deferred policy acquisition cost amortization identified in the previous table (approximately a 0.8 percentage point increase in the ratio), other operating cost increases during 2014 (approximately a 0.7 percentage point increase in the ratio), and the effect of a reduction in net earned premium as compared to 2013 (approximately a 0.8 percentage point increase in the ratio).

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products primarily to employers with 1,000 employees or fewer and alternative market solutions, as discussed in Note 15 to the Notes to Consolidated Financial Statements. Our Workers' Compensation operations are the primary business operations acquired through our purchase of Eastern in 2014. Segment operating results reflect pre-tax underwriting profit or loss, and does not include investment results which are reported in our Corporate segment. Segment operating results for the year ended December 31, 2014 were $6.5 million and included the following:

Year Ended
($ in thousands)	December 31, 2014
Net premiums written	$202,697
Net premiums earned	$194,540
Net losses and loss adjustment expenses	$126,447
Underwriting, policy acquisition and operating expenses	$60,357
Segregated portfolio cell dividend expense	$1,842
Net loss ratio	65.0%
Underwriting expense ratio	31.0%
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: 1) the amount of new business written, 2) retention of our existing book of business, 3) premium rates charged on our renewal book of business, and 4) audit premium.
Gross, ceded and net premiums written for the year ended December 31, 2014 were as follows:

	Year Ended December 31, 2014
(In thousands)	Traditional Business	Alternative Market Business	Segment Results
Gross premiums written	$166,004	$59,359	$225,363
Ceded premiums written	(10,401)	(12,265)	(22,666)
Net premiums written	$155,603	$47,094	$202,697
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is ceded 100% either to the segregated portfolio cells at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to an unaffiliated captive insurer. As of December 31, 2014, there were 21 (17 active) segregated portfolio cells at Eastern Re and 3 active alternative market programs with an unaffiliated captive insurer.
Additional information regarding the operations of the segregated portfolio cells is included in the Underwriting, policy acquisition and operating expense section below.
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for 2014 reflected the following:

	Year Ended December 31, 2014
(In thousands)	Traditional Business	Alternative Market Business	Segment Results
Gross premiums written	$166,004	$59,359	$225,363

Retention, renewal price change, new business and audit premium for both the traditional business and the alternative market business for 2014 are shown in the table below:

	Year Ended December 31, 2014
($ in thousands)	Traditional Business	Alternative Market Business	Segment Results
Retention rate (1)	82%	86%	83%
Change in renewal pricing (2)	2%	—%	1%
New business	$35,111	$8,614	$43,725
Audit premium	$3,057	$347	$3,404
(1) Our retention rate reflected the impact of price competition in the marketplace. We calculate our workers' compensation retention rate as annualized renewed premium divided by all annualized premium subject to renewal.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.
Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written for the year ended December 31, 2014 were as follows:

	Year Ended December 31, 2014
(In thousands)	Traditional Business	Alternative Market Business	Segment Results
Premiums ceded to external reinsurers	$10,720	$5,927	$16,647
Return premium estimate under external reinsurance	(319)	—	(319)
Premiums ceded to unaffiliated captive insurers	—	6,338	6,338
Total ceded premiums written	$10,401	$12,265	$22,666
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the year ended December 31, 2014. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 to $0.35 million based on the alternative market program. We cede 100% of premiums written under three alternative market programs to an unaffiliated captive insurer.
Ceded Premiums Ratio

	Year Ended December 31, 2014
	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.3%	20.7%	10.1%
Less the effect of:
Return premium estimated under external reinsurance	(0.2%)	—%	(0.1%)
Premiums ceded to unaffiliated captive insurer (100%)	—%	10.7%	2.8%
Ceded premiums ratio, less the effects of above	6.5%	10.0%	7.4%
Ceded premiums under our primary external reinsurance contract represented 7.4% of gross premiums written for the year ended December 31, 2014. We cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis.

Net Premiums Earned
Net premiums earned for the year ended December 31, 2014 were as follows:

	Year Ended December 31, 2014
(In thousands)	Traditional Business	Alternative Market Business	Segment Results
Gross premiums earned	$160,717	$55,616	$216,333
Ceded premiums earned	(9,849)	(11,944)	(21,793)
Net premiums earned	$150,868	$43,672	$194,540
Net premiums earned consists of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We increased the EBUB estimate by $0.4 million during 2014, and the impact of that change is included in Audit premium.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar year loss ratio were as follows:

	Net Loss Ratios
	December 31, 2014
	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.0%	65.1%	65.0%
Less impact of prior accident years on the net loss ratio	(1.0%)	0.6%	(0.7%)
Current accident year net loss ratio	66.0%	64.5%	65.7%
Less impact of audit premium on loss ratio	(1.3%)	(0.5%)	(1.2%)
Current accident year net loss ratio, excluding the effect of audit premium	67.3%	65.0%	66.9%
We recognized favorable prior year development at the segment level for our workers' compensation business of $1.3 million for the year ended December 31, 2014. Our traditional business produced $1.6 million in favorable development related to amortization associated with the purchase accounting fair value adjustment, which was offset by unfavorable development of $0.3 million related to our alternative market business, primarily reflecting medical severity-related claims activity in the 2013 accident year.
We recognized audit premium from customers in both our traditional and alternative market business during 2014, which reduced the current accident year net loss ratio. Audit premium from customers results in a decrease in the net loss ratio, whereas audit premium returned to customers results in an increase in the net loss ratio.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses for the year ended December 31, 2014 were $60.4 million. These expenses include commissions, premium taxes, and underwriter salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts.

Year Ended
(In thousands)	December 31, 2014
Traditional business	$46,717
Alternative market business	13,640
Underwriting, policy acquisition and operating expenses	$60,357
The following table highlights certain discrete events affecting expenses, entirely in our traditional business in 2014:

Expense Increase (Decrease)
Year Ended
(In thousands)	December 31, 2014
One-time professional fees	$661
Transaction-related expenses	$2,180
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the year ended December 31, 2014, including the impact of audit premium and certain discrete items in our traditional and alternative market business, was as follows:

	Year Ended December 31, 2014
	Traditional Business	Alternative Market Business*	Segment Results
Underwriting expense ratio, as reported	31.0%	31.2%	31.0%
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	1.4%	—%	1.1%
One-time professional fees	0.4%	—%	0.3%
Amortization of intangible assets	3.4%	—%	2.7%
Impact of return premium estimate	(0.1%)	—%	(0.1%)
Impact of audit premium	(0.6%)	(0.3%)	(0.6%)
Underwriting expense ratio, less listed effects	26.5%	31.5%	27.6%
*The expense ratio of our alternative market business approximates the ceding commissions paid to Eastern.

Segregated Portfolio Cell (SPC) Dividend Expense
Our Workers' Compensation segment provides turn-key workers' compensation alternative market solutions that include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. The asset management and SPC management services are outsourced to a third party. Alternative market customers include individual companies, groups and/or associations (known as SPC dividend participants). SPC dividend expense for each period represents the profit or loss attributable to the alternative market business ceded to the SPC's of Eastern Re, net of any participation we have taken in the SPC's.
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
SPC dividend expense for the year ended December 31, 2014 was as follows:

Year Ended
(In thousands)	December 31, 2014
Segregated portfolio cell net operating results	$2,539
Eastern participation - (profit)/loss retained	(697)
Segregated portfolio cell dividend expense	$1,842

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million for the 2015 underwriting year, of which £43 million ($67 million based on December 31, 2014 exchange rates) is our allocated underwriting capacity as a corporate member.
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
Our Lloyd's Syndicate segment (comprised of our 58% participation in Syndicate 1729 operating results and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729) reported net operating losses for the year ended December 31, 2014 of $5.0 million. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses, principally start-up costs, are reported concurrently as that information is available on an earlier time frame.
Segment results reported for the year ended December 31, 2014 included the following:

Year Ended
($ in thousands)	December 31, 2014
Net premiums written	$32,106
Net premiums earned	$12,458
Net investment income	$410
Net losses and loss adjustment expenses	$8,438
Underwriting, policy acquisition and operating expenses	$9,535

Net loss ratio	67.7%
Underwriting expense ratio	76.5%
Segment gross premiums written by component as well as a reconciliation to net premiums written are shown in the following table.

Year Ended
($ in thousands)	December 31, 2014
Gross premiums written:
Casualty	$21,703
Property	6,110
Catastrophe	5,918
Ceded premiums written	(1,625)
Net premiums written	$32,106
As discussed in our Specialty P&C segment operating results, effective January 1, 2014, Syndicate 1729 entered into a quota share reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and pays a ceding commission related to the amount assumed. Our Specialty P&C segment reports this ceding arrangement on a quarter delay as the effect of the delay is not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. The above table includes casualty premiums of $12.0 million (our 58% share of total premium ceded to Syndicate 1729) that are attributable to this arrangement.

Net premiums earned consist of gross premiums earned less the portion of earned premiums ceded to external reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Syndicate 1729 policies written to date primarily carry a term of one year.
The net loss ratio was 67.7% for the year ended December 31, 2014. Losses for the year were recorded using the loss assumptions incorporated into the business plan submitted to Lloyd's for Syndicate 1729; these assumptions are consistent with loss results reflected in Lloyd's historical data for similar risks.
Underwriting expenses were $9.5 million for the year ended December 31, 2014, and primarily consisted of underwriting and administrative salaries and benefits, professional fees and amortization of policy acquisition costs (approximately $3.2 million). No underwriting salaries or benefits were deferred during the period due to the Syndicate being in a start-up phase. The high expense ratio for the segment reflects these and other start-up costs expensed during the year, as well as reduced levels of earned premium due to Syndicate 1729 being in its initial stage of operations.
Net investment income for the year ended December 31, 2014 primarily related to the income earned on the FAL investments. Our FAL investments are primarily in the form of short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to both U.K and U.S. income tax law. No tax benefit has been recognized related to the operations of this segment as the loss is not currently deductible for tax purposes in either the U.K. or the U.S. and does not meet GAAP criteria for recognition of a deferred tax asset.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment were $57.8 million and $120.8 million for the years ended December 31, 2014 and December 31, 2013, respectively. Results included the following:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Net investment income	$125,147	$129,265	$(4,118)	(3.2%)
Equity in earnings (loss) of unconsolidated subsidiaries	3,986	7,539	(3,553)	(47.1%)
Net investment result	$129,133	$136,804	$(7,671)	(5.6%)
Total net realized investment gains (losses)	$14,650	$67,904	$(53,254)	(78.4%)
Operating expense	$8,768	$15,748	$(6,980)	(44.3%)
Interest expense	$14,084	$2,755	$11,329	>100%
Income taxes	$65,440	$99,636	$(34,196)	(34.3%)
Gain on acquisition	$—	$32,314	$(32,314)	(100%)
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments earnings from other investments and increases in the cash surrender value of business owned life insurance (BOLI) contracts. Investment fees and expenses are deducted from investment income.
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Fixed maturities	$111,442	$122,065	$(10,623)	(8.7%)
Equities	10,817	9,454	1,363	14.4%
Short-term and Other investments	8,833	2,584	6,249	>100%
Business owned life insurance	2,006	1,960	46	2.3%
Investment fees and expenses	(7,951)	(6,798)	(1,153)	(17.0%)
Net investment income	$125,147	$129,265	$(4,118)	(3.2%)
Fixed Maturities
The decrease in our income from fixed maturity securities was primarily due to lower average investment balances. Although we added fixed securities valued at $107 million to our portfolio in 2014 as a result of the Eastern acquisition, we reduced the size of our fixed portfolio over the last year in order to purchase Eastern, repay debt, repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 6% lower in 2014 as compared to 2013.
Average yields for our fixed maturity portfolio were as follows.

	Year Ended December 31
	2014	2013
Average income yield	3.6%	3.7%
Average tax equivalent income yield	4.2%	4.3%
Yields on fixed maturity securities decreased as compared to the same period in the prior year. Average income yields for the year ended December 31, 2014 primarily reflected a 6 basis point decline resulting from fixed maturity securities acquired in the Eastern transaction. In accordance with purchase accounting guidance, all Eastern securities were valued at fair value on the date acquired, which resulted in these securities having a lower yield on average than our other securities.

Equities
Income from our equity portfolio increased approximately 14% for the year ended December 31, 2014, as compared to 2013. Average investment balances increased 25% for the year ended December 31, 2014 primarily due to the acquisition of Eastern. The equities acquired in the Eastern transaction were predominately bond funds which produce lower average yields than our traditional equities.
Short-term Investments and Other Investments
Income from our Other investments increased for the year ended December 31, 2014, principally due to increased distributions received from our interests in LPs that we account for using the cost method.
Investment Fees and Expenses
Investment fees and expenses increased for the year ended December 31, 2014 due to the addition of Eastern and some associated transition expenses in 2014.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Year Ended December 31
(In thousands)	2014	2013	Change
Investment LPs/LLCs	$14,714	$17,673	$(2,959)
Tax credit partnerships	(10,728)	(10,134)	(594)
Equity in earnings (loss) of unconsolidated subsidiaries	$3,986	$7,539	$(3,553)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. Our 2013 earnings included $8.4 million that related to periods prior to 2013 but was recognized in 2013 as the result of converting one LP investment from the cost to the equity method. The equity method was considered preferable as our ownership percentage in the LP had increased. Exclusive of the effect of this conversion, LP earnings were higher in 2014 as compared to 2013.
Our tax credit partnerships, which currently contain qualified affordable housing projects, are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record amortization of our investment each period based on our allocable portion of the projected operating losses of the underlying properties. Amortization is adjusted periodically as actual operating results of the underlying properties become available. Our amortization remained relatively flat in 2014 as compared to the prior year.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2014 and 2013 as follows:

	Year Ended December 31
(In thousands)	2014	2013
Tax credits recognized during the period	$17,918	$17,888
Tax benefit of amortization	$3,755	$3,547

Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (our tax-preferred investments). We impute a pro forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax-preferred investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense. Our pro forma tax-equivalent investment result is shown in the table that follows as is a reconciliation of our tax equivalent result to our GAAP net investment result.

	Year Ended December 31
(In thousands)	2014	2013
GAAP net investment result:
Net investment income	$125,147	$129,265
Equity in earnings (loss) of unconsolidated subsidiaries	3,986	7,539
GAAP net investment result, as reported	$129,133	$136,804

Pro forma tax-equivalent investment results	$175,344	$184,628

Reconciliation of pro forma and GAAP tax-equivalent investment results:
Pro forma tax-equivalent investment results	$175,344	$184,628
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	15,727	17,590
BOLI	1,080	1,056
Dividends received	1,754	1,674
Tax credit partnerships	27,566	27,504
Other investments	84	—
GAAP net investment result, as reported	$129,133	$136,804

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2014	2013
Other-than-temporary impairment losses, total:
State and municipal bonds	$(50)	$(71)
Corporate debt	(1,425)	—
Portion recognized in (reclassified from) Other Comprehensive Income:
Corporate debt	268	—
Net impairments recognized in earnings	(1,207)	(71)
Gross realized gains, available-for-sale securities	5,623	18,130
Gross realized (losses), available-for-sale securities	(1,103)	(7,031)
Net realized gains (losses), trading securities	28,018	20,444
Net realized gains (losses), other investments	326	—
Change in unrealized holding gains (losses), trading securities	(18,883)	35,507
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	1,876	—
Other	—	925
Net realized investment gains (losses)	$14,650	$67,904
During 2014, we recognized credit-related impairments of $1.4 million related to two corporate debt instruments. Additionally, we recognized a non-credit impairment related to one of the instruments of $0.3 million as the instrument's fair value was less than the expected future cash flows from the security. All impairments of debt securities recognized during 2013 were credit-related.
In both 2014 and 2013, sales of securities in our trading portfolio generated realized gains which reduced trading security unrealized holding gains (losses). On the whole, market valuations improved in both 2014 and 2013. In 2013, the improvement more than offset the effect of sales during the period, but only partially offset the effect of sales during 2014.
Operating Expenses
Operating expenses were $8.8 million for the year ended December 31, 2014, and $15.7 million for the year ended December 31, 2013. Corporate expenses in 2014 reflected cost reductions of approximately $3.1 million that were attributable to discrete events of one period or the other, including in 2013 costs associated with business combinations or expansions, and in 2014, recoveries associated with the settlement of litigation and a reserve established related to discontinued operations of an acquired entity. Otherwise, Corporate segment expenses were approximately $3.9 million lower in 2014 than in 2013.
Interest Expense
Interest expense increased during 2014 as compared to 2013 primarily due to the issuance of unsecured senior notes in the fourth quarter of 2013 which carry a higher interest rate and are greater in amount than our average borrowing outstanding in 2013. Our weighted average outstanding debt approximated $250 million for the year ended December 31, 2014 as compared to $119 million for the year ended December 31, 2013.
Interest expense for 2014 and 2013 is provided in the following table:

	Year Ended December 31
(In thousands)	2014	2013	Change
Senior notes due 2023	$13,433	$1,502	$11,931
Revolving credit agreement (including fees and amortization)	507	1,245	(738)
Other	144	8	136
	$14,084	$2,755	$11,329

Taxes
We calculate our effective tax rate on a consolidated basis, dividing consolidated tax expense by consolidated pre-tax income. Factors affecting our effective tax rate include the following:

	Year Ended December 31
	2014	2013
Statutory rate	35.0%	35.0%
Tax-exempt income	(5.0%)	(3.7%)
Tax credits	(6.8%)	(4.5%)
Non-taxable gain on acquisition	—%	(2.8%)
Non-U.S. loss	0.7%	—%
Other	1.1%	1.1%
Effective tax rate	25.0%	25.1%
Our effective tax rates for both 2014 and 2013 were different from the statutory Federal income tax rate primarily due to the following:

•	a portion of our investment income was tax-exempt

•	we utilized tax credits transferred to us from our tax credit partnership investments

•	we did not recognize a tax benefit related to the operating loss associated with our participation in Lloyd's Syndicate 1729, a U.K. tax entity

•	the gain on acquisition recognized in 2013 was not taxable
The increased effect of tax-exempt income and the tax-credits was primarily because the total amount of pre-tax income declined in 2014 as compared to 2013. Tax credits approximated $17.9 million for both the year ended December 31, 2014 and the year ended December 31, 2013

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

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology and life sciences products liability insurance as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the years ended December 31, 2013 were $176.7 million, as compared to $250.8 million for 2012, and included the following:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Net premiums written	$525,182	$528,298	$(3,116)	(0.6%)
Net premiums earned	$527,919	$550,664	$(22,745)	(4.1%)
Net losses and loss adjustment expenses	$224,761	$179,913	$44,848	24.9%
Underwriting, policy acquisition and operating expenses	$132,076	$125,292	$6,784	5.4%
Net loss ratio	42.6%	32.7%	9.9
Underwriting expense ratio	25.0%	22.8%	2.2
Premiums Written
Changes in our premium volume are driven by four primary factors: (1) the amount of new business generated both as a result of acquisitions and through our existing books of business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market remains competitive as physicians continue joining hospitals or larger group practices and thus are no longer purchasing insurance in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
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
Ceded Premiums Written
Ceded premiums written compare as follows:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Primary reinsurance arrangements (1)	$16,177	$21,997	$(5,820)	(26.5%)
Secondary reinsurance arrangements (2)	17,279	9,116	8,163	89.5%
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(16,403)	(34,328)	17,925	52.2%
Premiums ceded associated with acquired entities	14,308	—	14,308	nm
Other ceded premiums written	11,004	11,348	(344)	(3.0%)
Total ceded premiums written	$42,365	$8,133	$34,232	>100%
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
Gross premiums earned in 2013 reflected additional premiums contributed by acquisitions of approximately $53.9 million offset by the pro rata effect of lower physician premiums written by our other subsidiaries during the preceding twelve months, and a decline in tail premium of $8.9 million. Our 2013 gross premiums earned includes approximately $25.1 million in gross premiums earned associated with Medmarc and IND policies written prior to our acquisition of these operations. We expect Medmarc and IND policies written pre-acquisition to contribute gross premiums earned of approximately $3.0 million in 2014 and beyond.
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

	Net Loss Ratios (1)
	Year Ended December 31
	2013	2012	Change
Calendar year net loss ratio	42.6%	32.7%	9.9
Less prior accident year net loss ratio	(42.2%)	(49.4%)	7.2
Current accident year net loss ratio	84.8%	82.1%	2.7
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years, net (2)	(2.7%)	(5.4%)	2.7
Current accident year net loss ratio, less ceded premium effect above (3)	87.5%	87.5%	—

(1)	Net losses as specified divided by net premiums earned.

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
Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of 2013 and 2012 underwriting, policy acquisition and operating expenses:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Underwriting, policy acquisition and operating expenses	$132,076	$125,292	$6,784	5.4%
The following table highlights the items affecting expenses for the years ended December 31, 2013 and 2012.

(In millions)	Expense Increase (Decrease) 2013 versus 2012
Expenses of operations from acquired entities *	$12.8
Higher compensation costs during 2013, principally attributable to incentive compensation	3.1
Increase in compensation costs allocated to ULAE or capitalized as deferred policy acquisition costs during 2013	(9.1)
Amortization of deferred policy acquisition costs reflects a reduction in 2013 attributable to lower premium volume and a reduction attributable to the adoption of new accounting guidance at the beginning of 2012. The effect of lower premium volume was somewhat offset in 2013 by underwriting compensation costs which were higher in 2013 than in 2012.	(2.6)
Other variances not individually significant	(0.7)
Expenses associated with discrete events:
Medmarc and IND transaction-related costs, principally professional fees and one time compensation costs	4.0
Compensation costs associated with employee relocation and severance, principally related to the enhancement of our customer service capabilities in 2012	(0.7)
Net change in expenses	$6.8

*	The impact of purchase accounting related to deferred policy acquisition costs reduced the reported expenses by approximately $4.4 million in 2013.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio was affected in both 2013 and 2012 by ceded premium reductions related to prior accident years, as discussed under the heading "Ceded Premiums Written", and by expenses associated with business expansion and discrete events (see table above):

	Underwriting Expense Ratio
	Year Ended December 31
	2013	2012	Change
Underwriting expense ratio, as reported	25.0%	22.8%	2.2
Less estimated ratio increase (decrease) attributable to:
Net ceded premium reductions, prior accident years*	(0.8%)	(1.5%)	0.7
Expenses associated with other discrete events (see table above)	0.8%	0.2%	0.6
Underwriting expense ratio, less listed effects	25.0%	24.1%	0.9
*Effect shown for 2013 is net of an increase to the ratio of approximately 0.1 percentage points attributable to business combinations.
As compared to 2012, our 2013 underwriting expense ratio was also affected by the following:

Increase (decrease), 2013 versus 2012
Estimated ratio increase (decrease) attributable to:
Lower net earned premiums, exclusive of acquisitions	1.5
Acquisitions, see discussion below	0.7
Increased compensation costs	0.6
Increase in costs allocated to ULAE or capitalized as deferred policy acquisition costs	(1.7)
Other	(0.2)
Net increase/(decrease) in ratio	0.9
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

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the year ended December 31, 2013 were $120.8 million and were $24.7 million for 2012. Results included the following:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Net investment income	$129,265	$136,094	$(6,829)	(5.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	$7,539	$(6,873)	$14,412	>100%
Total net realized investment gains (losses)	$67,904	$28,863	$39,041	>100%
Operating expense	$15,748	$10,389	$5,359	51.6%
Interest expense	$2,755	$2,181	$574	26.3%
Income taxes	$99,636	$120,496	$(20,860)	(17.3%)
Gain on acquisition	$32,314	$—	$32,314	nm
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2013	2012	Change
Fixed maturities	$122,065	$133,088	$(11,023)	(8.3%)
Equities	9,454	6,947	2,507	36.1%
Short-term investments and Other invested assets	2,584	660	1,924	>100%
Business owned life insurance	1,960	2,008	(48)	(2.4%)
Investment fees and expenses	(6,798)	(6,609)	(189)	(2.9%)
Net investment income	$129,265	$136,094	$(6,829)	(5.0%)
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
Our business LLC interest was a non-controlling interest in a start-up entity, which produced operating losses in 2012. We dissolved our interest in the entity during 2013.
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

Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (our tax-preferred investments). We impute a pro forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax-preferred investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense. Our pro forma tax-equivalent investment result is shown in the table that follows as is a reconciliation of our tax equivalent result to our GAAP net investment result.

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

Operating Expenses
Operating expenses were $15.7 million and $10.4 million for the years ended December 31, 2013 and 2012, respectively. Corporate expenses in 2013 reflected cost increases as compared to 2012 of approximately $4.7 million that were attributable to discrete events of one period or the other, including costs associated with business combinations or expansions, and in 2012, recoveries associated with the settlement of litigation. Otherwise, corporate expenses increased by approximately $0.6 million during 2013.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk. We have limited exposure to foreign currency risk as we issue few insurance contracts denominated in currencies other than the U.S. dollar and we have few monetary assets or obligations denominated in foreign currencies.
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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2014 and December 31, 2013. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	December 31, 2014
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$176	$172	$167	$161	$156
U.S. Government-sponsored enterprise obligations	41	40	40	38	37
State and municipal bonds	1,114	1,097	1,063	1,024	985
Corporate debt	1,503	1,468	1,417	1,365	1,316
Asset-backed securities	468	467	458	447	432
All fixed maturity securities	$3,302	$3,244	$3,145	$3,035	$2,926

Duration:
U.S. Treasury obligations	3.56	3.50	3.43	3.36	3.30
U.S. Government-sponsored enterprise obligations	2.53	2.49	2.80	3.08	3.12
State and municipal bonds	3.40	3.49	3.60	3.73	3.85
Corporate debt	3.71	3.73	3.82	3.76	3.70
Asset-backed securities	1.51	1.69	2.36	3.08	3.47
All fixed maturity securities	3.30	3.30	3.50	3.60	3.70

	December 31, 2013
Fair Value (in millions):
U.S. Treasury obligations	$176	$174	$171	$168	$165
U.S. Government-sponsored enterprise obligations	34	34	33	32	30
State and municipal bonds	1,220	1,195	1,155	1,107	1,061
Corporate debt	1,453	1,413	1,361	1,308	1,257
Asset-backed securities	410	406	398	385	371
All fixed maturity securities	$3,293	$3,222	$3,118	$3,000	$2,884

Duration:
U.S. Treasury obligations	3.85	3.81	3.77	3.72	3.68
U.S. Government-sponsored enterprise obligations	2.82	3.07	3.15	3.12	3.07
State and municipal bonds	3.61	3.84	4.07	4.20	4.25
Corporate debt	4.10	4.13	4.09	4.03	3.96
Asset-backed securities	2.08	2.55	3.12	3.57	3.80
All fixed maturity securities	3.60	3.80	3.90	4.00	4.00
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
Our cash and short-term investment portfolio at December 31, 2014 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2014, 93% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $244 million at December 31, 2014 and $251 million at December 31, 2013. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At December 31, 2014 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed below, was $259 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $284 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $235 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis. Furthermore, these bond fund investments are primarily held by the segregated portfolio cells of our Eastern Re insurance subsidiary and changes in the fair value of these investments, when realized, primarily accrue to the preferred stockholders of the related portfolio cell.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 17 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 and that there was no change in the Company’s internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management has compared our internal controls implemented under the COSO 1992 framework to the newly issued COSO 2013 framework and determined based on our business no material gaps exist in internal control. We plan to complete our implementation of the 2013 framework in 2015.
On January 1, 2014 we completed the acquisition of Eastern Insurance Holdings, Inc. (Eastern). Our management has excluded Eastern's systems and processes from the scope of ProAssurance's assessment of internal control over financial reporting as of December 31, 2014 in reliance on the guidance set forth in Question 3 of a "Frequently Asked Questions" interpretive release issued by the staff of the Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporation Finance in September 2004 (and revised on October 6, 2004). We have excluded Eastern from our scope because as of December 31, 2014 we have not yet completed our assessment of Eastern's systems and processes. At December 31, 2014 Eastern represented $538.8 million or 10.4% of total assets, and $202.2 million or 23.7% of total revenues for the year then ended.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2014 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ProAssurance Corporation

We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Eastern Insurance Holding, Inc., now Eastern Insurance Alliance Group (Eastern), which is included in the 2014 consolidated financial statements of ProAssurance Corporation and subsidiaries and constituted 10.4% of total assets as of December 31, 2014 and 23.7% of total revenues for the year then ended. Our audit of internal control over financial reporting of ProAssurance Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Eastern.

In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of changes in capital, income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2014, of ProAssurance Corporation and subsidiaries and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
February 24, 2015

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2015 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2015.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2015 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2015.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2015 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2015.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2015 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2015.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2015 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2015.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2014 and 2013
Consolidated Statements of Changes in Capital – years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows – years ended December 31, 2014, 2013 and 2012
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 24th day of February 2015.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D.	Chairman of the Board, Chief Executive Officer	February 24, 2015
W. Stancil Starnes, J.D.	(Principal Executive Officer) and President

/S/ EDWARD L. RAND, JR.	Chief Financial Officer	February 24, 2015
Edward L. Rand, Jr.

/S/ KELLY B. BREWER	Chief Accounting Officer	February 24, 2015
Kelly B. Brewer

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 24, 2015
Samuel A. Di Piazza, Jr.

/S/ ROBERT E. FLOWERS, M.D.	Director	February 24, 2015
Robert E. Flowers, M.D.

/S/ M. JAMES GORRIE	Director	February 24, 2015
M. James Gorrie

/S/ WILLIAM J. LISTWAN, M.D.	Director	February 24, 2015
William J. Listwan, M.D.

/S/ JOHN J. MCMAHON	Director	February 24, 2015
John J. McMahon

/S/ ANN F. PUTALLAZ, PH.D.	Director	February 24, 2015
Ann F. Putallaz, Ph.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 24, 2015
Frank A. Spinosa, D.P.M.

/S/ ANTHONY R. TERSIGNI, ED.D., FACHE	Director	February 24, 2015
Anthony R. Tersigni, Ed.D., FACHE

/S/ THOMAS A. S. WILSON, JR., M.D.	Director	February 24, 2015
Thomas A. S. Wilson, Jr., M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ProAssurance Corporation

We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama
February 24, 2015

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $3,055,477 and $3,026,256, respectively	$3,145,027	$3,118,049
Equity securities, trading, at fair value; cost, $283,107 and $203,308, respectively	314,482	253,541
Short-term investments	131,259	248,605
Business owned life insurance	56,381	54,374
Investment in unconsolidated subsidiaries	276,501	214,236
Other investments, $28,958 at fair value at December 31, 2014, otherwise at cost or amortized cost	86,057	52,240
Total Investments	4,009,707	3,941,045
Cash and cash equivalents	197,040	129,383
Restricted cash	—	78,000
Premiums receivable	202,528	115,403
Receivable from reinsurers on paid losses and loss adjustment expenses	6,494	3,231
Receivable from reinsurers on unpaid losses and loss adjustment expenses	237,966	247,518
Prepaid reinsurance premiums	32,115	21,449
Deferred policy acquisition costs	38,790	28,207
Deferred tax asset	—	1,757
Real estate, net	39,799	41,010
Intangible assets	100,733	52,002
Goodwill	210,725	161,115
Other assets	93,263	329,979
Total Assets	$5,169,160	$5,150,099

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,058,266	$2,072,822
Unearned premiums	345,828	255,463
Reinsurance premiums payable	17,451	34,321
Total Policy Liabilities	2,421,545	2,362,606
Deferred tax liability	18,818	—
Other liabilities	320,853	143,079
Long-term debt	250,000	250,000
Total Liabilities	3,011,216	2,755,685
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,297,214 and 62,096,787 shares issued, respectively	623	621
Additional paid-in capital	359,577	349,894
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $31,342 and $32,127, respectively	58,204	59,661
Retained earnings	1,991,704	2,015,603
Treasury shares, at cost, 5,763,388 shares and 900,281 shares, respectively	(252,164)	(31,365)
Total Shareholders’ Equity	2,157,944	2,394,414
Total Liabilities and Shareholders’ Equity	$5,169,160	$5,150,099
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2012	$346	$538,625	$130,037	$1,699,853	$(204,408)	$2,164,453
Common shares issued for compensation	—	3,041	—	—	553	3,594
Share-based compensation	—	8,639	—	—	—	8,639
Net effect of restricted and performance shares issued and stock options exercised	2	(4,455)	—	—	—	(4,453)
Dividends to shareholders	—	—	—	(192,466)	—	(192,466)
Two-for-one stock split effected in the form of a stock dividend	271	(204,070)	—	—	203,799	—
Other comprehensive income (loss)	—	—	15,343	—	—	15,343
Net income	—	—	—	275,470	—	275,470
Balance at December 31, 2012	619	341,780	145,380	1,782,857	(56)	2,270,580
Common shares reacquired	—	—	—	—	(32,454)	(32,454)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,940	—	—	1,145	4,085
Share-based compensation	—	9,242	—	—	—	9,242
Net effect of restricted and performance shares issued and stock options exercised	2	(4,068)	—	—	—	(4,066)
Dividends to shareholders	—	—	—	(64,777)	—	(64,777)
Other comprehensive income (loss)	—	—	(85,719)	—	—	(85,719)
Net income	—	—	—	297,523	—	297,523
Balance at December 31, 2013	621	349,894	59,661	2,015,603	(31,365)	2,394,414
Common shares reacquired	—	—	—	—	(222,360)	(222,360)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,639		—	1,561	4,200
Share-based compensation	—	10,056	—	—	—	10,056
Net effect of restricted and performance shares issued and stock options exercised	2	(3,012)	—	—	—	(3,010)
Dividends to shareholders	—	—	—	(220,464)	—	(220,464)
Other comprehensive income (loss)	—	—	(1,457)	—	—	(1,457)
Net income	—	—	—	196,565	—	196,565
Balance at December 31, 2014	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2014	2013	2012
Revenues
Net premiums earned	$699,731	$527,919	$550,664
Net investment income	125,557	129,265	136,094
Equity in earnings (loss) of unconsolidated subsidiaries	3,986	7,539	(6,873)
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(1,475)	(71)	(1,566)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	268	—	(201)
Net impairment losses recognized in earnings	(1,207)	(71)	(1,767)
Other net realized investment gains (losses)	15,861	67,975	30,630
Total net realized investment gains (losses)	14,654	67,904	28,863
Other income	8,398	7,551	7,106

Total revenues	852,326	740,178	715,854

Expenses
Losses and loss adjustment expenses	379,232	243,015	161,726
Reinsurance recoveries	(16,148)	(18,254)	18,187
Net losses and loss adjustment expenses	363,084	224,761	179,913
Underwriting, policy acquisition and operating expenses	211,311	147,817	135,631
Segregated portfolio cells dividend expense	1,842	—	—
Interest expense	14,084	2,755	2,181
Loss on extinguishment of debt	—	—	2,163

Total expenses	590,321	375,333	319,888

Gain on acquisition	—	32,314	—

Income before income taxes	262,005	397,159	395,966

Provision for income taxes
Current expense (benefit)	58,645	74,977	82,752
Deferred expense (benefit)	6,795	24,659	37,744
Total income tax expense (benefit)	65,440	99,636	120,496

Net income	196,565	297,523	275,470

Other comprehensive income (loss), after tax, net of reclassification adjustments	(1,457)	(85,719)	15,343

Comprehensive income	$195,108	$211,804	$290,813

Earnings per share:
Basic	$3.32	$4.82	$4.49
Diluted	$3.30	$4.80	$4.46

Weighted average number of common shares outstanding:
Basic	59,285	61,761	61,342
Diluted	59,525	62,020	61,833

Cash dividends declared per common share	$3.86	$1.05	$3.13
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2014	2013	2012
Operating Activities
Net income	$196,565	$297,523	$275,470
Adjustments to reconcile income to net cash provided by operating activities:
Amortization, net of accretion	43,367	41,429	32,832
Depreciation	6,956	4,538	4,741
Loss (gain) on extinguishment of debt	—	—	2,163
Gain on acquisition	—	(32,314)	—
(Increase) decrease in cash surrender value of business owned life insurance	(2,007)	(1,960)	(2,008)
Net realized investment gains	(14,654)	(67,904)	(28,863)
Share-based compensation	10,056	9,242	8,639
Deferred income taxes	6,795	24,659	37,744
Policy acquisition costs, net amortization (net deferral)	10	(5,820)	3,448
Equity in earnings of unconsolidated subsidiaries, excluding distributions received and tax credit partnership amortization	(10,700)	(17,376)	450
Other	(8,784)	(3,014)	(2,957)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(15,136)	(6,105)	16,494
Receivable from reinsurers on paid losses and loss adjustment expenses	3,263	2,601	(342)
Receivable from reinsurers on unpaid losses and loss adjustment expenses	27,114	15,625	58,870
Prepaid reinsurance premiums	(5,672)	(849)	(482)
Other assets	36,924	9,582	(11,231)
Reserve for losses and loss adjustment expenses	(167,747)	(179,677)	(218,100)
Unearned premiums	10,097	(1,740)	(21,919)
Reinsurance premiums payable	(26,377)	(13,269)	(36,583)
Other liabilities	5,932	(36,569)	(27,116)
Net cash provided (used) by operating activities	$96,002	$38,602	$91,250
Continued on following page.

	Year Ended December 31
	2014	2013	2012
Continued from previous page
Investing Activities
Purchases of:
Fixed maturities, available for sale	$(645,114)	$(519,161)	$(646,198)
Equity securities, trading	(119,865)	(87,604)	(120,555)
Other investments	(25,109)	(34,699)	(9,977)
Funding of tax credit limited partnerships	(8,611)	(63,489)	(35,745)
Investment in unconsolidated subsidiaries	(52,295)	(19,228)	(11,009)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	703,828	970,708	926,221
Equity securities, trading	134,005	123,645	54,670
Other investments	19,942	2,352	1,180
Distributions from unconsolidated subsidiaries	5,428	14,632	1,387
Net sales or maturities (purchases) of short-term investments	140,411	(176,092)	48,565
Cash received in (paid in) acquisition	35,013	22,780	(28,439)
Deposit made for future acquisition	—	(205,244)	(153,700)
Unsettled security transactions, net change	(2,953)	205	4,852
Funds at Lloyd's in support of Syndicate 1729, returned (deposited)	8,690	(8,699)	—
(Increase) decrease in restricted cash	78,000	(78,000)	—
Other	(4,390)	(9,909)	(4,409)
Net cash provided (used) by investing activities	266,980	(67,803)	26,843
Financing Activities
Proceeds from long-term debt	—	250,000	125,000
Repayment of long-term debt	—	(127,183)	(57,660)
Repurchase of common stock	(222,360)	(29,089)	—
Excess tax benefit from share-based payment arrangements	2,702	2,128	7,022
Dividends to shareholders	(71,252)	(46,375)	(200,118)
Other	(4,415)	(9,448)	(4,186)
Net cash provided (used) by financing activities	(295,325)	40,033	(129,942)
Increase (decrease) in cash and cash equivalents	67,657	10,832	(11,849)
Cash and cash equivalents at beginning of period	129,383	118,551	130,400
Cash and cash equivalents at end of period	$197,040	$129,383	$118,551

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$26,061	$117,107	$110,278
Cash paid during the year for interest	$13,408	$913	$2,342

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$205,244	$153,700	$—
Dividends declared and not yet paid	$167,744	$18,532	$—
Other investment interest converted to equity securities	$—	$—	$15,742
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, PRA or the Company), a Delaware corporation, is an insurance holding company primarily for wholly owned specialty property and casualty insurance entities including an entity that is the majority capital provider to Syndicate 1729 at Lloyd's of London. Risks insured are primarily liability risks located within the United States of America (U.S.). As described in more detail in Note 15, ProAssurance operates in four reportable segments: Specialty Property and Casualty (Specialty P&C), Workers' Compensation, Lloyd's Syndicate, and Corporate.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its wholly-owned subsidiaries. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. ProAssurance subsidiaries located in the United Kingdom (U.K.) are reported on a quarter delay due to timing issues regarding the availability of information, except there is no delay related to subsidiary investments managed in the U.S. as that information is available on an earlier schedule.
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
Reclassifications
On January 1, 2014, ProAssurance began reporting unearned ceding commissions as an offset to deferred policy acquisition costs (DPAC) on the Consolidated Balance Sheet, and the December 31, 2013 Consolidated Balance Sheet has been conformed to the current presentation. Previously, unearned ceding commissions ($0.8 million at December 31, 2013) were reported in Unearned premiums. Also, ceding commission income earned for the years ended December 31, 2014, 2013 and 2012 has been reported as an offset to DPAC amortization (see Note 7) which lowered DPAC amortization as previously reported for the years ended December 31, 2013 and 2012 by $5.9 million and $2.1 million, respectively. Total underwriting, policy acquisition and operating expense for the years ended December 31, 2013 and 2012 was not affected by the change in presentation.
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
December 31, 2014

Recognition of Revenues
Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are principally one year in duration.
At December 31, 2014 and 2013 ProAssurance had established allowances for credit losses related to premium and agency receivables as shown in the following table.

(in thousands)	Premium Receivables	Agency Receivables
Allowance for credit losses:
Balance at December 31, 2012	$1,000	$286
Estimated credit losses	236	—
Account write offs, net of recoveries	(246)	(236)
Balance at December 31, 2013	990	50
Estimated credit losses	299	—
Account write offs, net of recoveries	(299)	—
Allowance acquired from acquisition	225	—
Balance at December 31, 2014	$1,215	$50
Earned But Unbilled Premiums (EBUB)
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Changes to the EBUB estimate are included in Net premiums earned in the period recognized. As of December 31, 2014, ProAssurance carried earned but unbilled premiums of $3.4 million as a part of Premiums receivable.
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
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time between collecting the premium for insuring a risk and the ultimate payment of losses. For a high proportion of the risks insured or reinsured by ProAssurance the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2014, 2013 and 2012.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to reinsurance recoveries. Thus, in any given year, ProAssurance may make significant adjustments to gross losses that have little effect on its net losses.
Reinsurance Receivables
ProAssurance enters into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with certain policies issued by ProAssurance. In return, ProAssurance agrees to pay a premium to the reinsurer. ProAssurance purchases reinsurance to provide for greater diversification of business and to allow management to control exposure to potential losses arising from large risks.
Receivable from reinsurers on paid losses and loss adjustment expenses is the estimated amount of losses already paid that will be recoverable from reinsurers. Receivable from reinsurers on unpaid losses and loss adjustment expenses is the estimated amount of future loss payments that will be recoverable from reinsurers. Reinsurance recoveries are the portion of losses incurred during the period that are estimated to be allocable to reinsurers. Premiums ceded are the estimated premiums that will be due to reinsurers with respect to premiums earned and losses incurred during the period.
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
Investments
Fair Values
Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. Multiple observable inputs are not available for certain of our investments, including municipal bonds and corporate debt not actively traded, and investments in limited partnerships/limited liability companies (LPs/LLCs). Management values these municipal bonds and corporate debt either using a single non-binding broker quote or pricing models that utilize market based assumptions that have limited observable inputs. Management values certain investments in LPs/LLCs based on the net asset value (NAV) of the interest held, as provided by the fund.
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
December 31, 2014

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
Other-than-temporary Impairments
ProAssurance evaluates its available-for-sale investment securities on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent other-than-temporary declines. The assessment of whether the amortized cost basis of debt securities, particularly asset-backed debt securities, is expected to be recovered requires management to make assumptions regarding various matters affecting cash flows to be received in the future. The choice of assumptions is subjective and requires the use of judgment; actual credit losses experienced in future periods may differ from management’s estimates of those credit losses.
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

•	the historical and implied volatility of the fair value of the security.
For debt securities, an evaluation is made as to whether the decline in fair value is due to credit loss, which is defined as the excess of the current amortized cost basis of the security over the present value of expected future cash flows. Methodologies used to estimate the present value of expected cash flows to determine if a decline is due to a credit loss are:

•
For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers various factors in projecting recovery values and recovery time frames, including the following:

•	third party research and credit rating reports;

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

•	the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date;

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
Investments in LPs/LLCs other than tax credit partnerships are evaluated for impairment by comparing ProAssurance’s carrying value to net asset value of ProAssurance’s interest as reported by the LP/LLC. Additionally, Management considers the performance of the LP/LLC relative to the market and its stated objectives, cash flows expected from the interest, and the audited financial statements of the LP/LLC, if available.
ProAssurance recognizes other-than-temporary impairments, including impairments of debt securities due to credit loss, in earnings as a part of net realized investment gains (losses). In subsequent periods, any measurement of gain or loss or impairment is based on the revised amortized basis of the security. Declines in fair value, including non-credit impairments of debt securities, not considered to be other-than-temporary are recognized in other comprehensive income.
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
Restricted Cash
Restricted cash represents cash balances which are not available for immediate or general use. At December 31, 2013 ProAssurance's Restricted cash was comprised entirely of a deposit collateralizing a standby letter of credit entered into as partial funding at Lloyd's for Syndicate 1729.
Deferred Policy Acquisition Costs; Ceding Commission Income
Costs that vary with and are directly related to the successful production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Unearned ceding commission income is reported as an offset to deferred policy acquisition costs. Ceding commission earned is reported as an offset to DPAC amortization.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, deferred policy acquisition costs, unrealized investment gains (losses), basis differentials for investments, compensation accruals, and intangibles. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement date regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
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
Real estate accumulated depreciation was approximately $23.0 million and $21.6 million at December 31, 2014 and 2013, respectively. Real estate depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $1.5 million and $1.4 million, respectively.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Both amortizable and non-amortizable intangible assets increased during 2014 due to intangible assets purchased in the Eastern acquisition, see Note 2. Intangible assets are evaluated for impairment on an annual basis. Information about ProAssurance's intangible assets is shown in the following table.

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2014	2013	2014	2013	2014	2013	2012
Intangible Assets
Non-amortizable	$25.8	$16.8
Amortizable	96.2	51.7	$21.2	$16.5	$10.3	$5.3	$4.5
Total Intangible Assets	$122.0	$68.5
Aggregate amortization expense for intangible assets is estimated to be $8.3 million for 2015, $8.0 million for 2016, $5.6 million for 2017, $5.6 million for 2018 and $5.6 million for 2019.
Goodwill
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition.
ProAssurance evaluates the carrying value of goodwill at the segment (or reporting unit) level annually as of October 1st. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, an additional evaluation of goodwill is made.
The goodwill impairment assessment requires evaluating qualitative factors or performing a quantitative assessment to determine if a reporting unit’s carrying value is likely to exceed its fair value. ProAssurance elected to evaluate goodwill for each of its reporting units using qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In applying the qualitative approach, Management considered macroeconomic factors, such as industry and market conditions, as well as reporting-unit-specific events, actual financial performance versus expectations, and management’s future business expectations. For recently acquired reporting units with material goodwill, consideration was given to the fact that the business had been recently acquired in an orderly transaction between market participants, and that the purchase price therefore represented fair value at acquisition. A significant amount of judgment is required in performing the goodwill impairment analysis. As of October 1, 2014, the most recent evaluation date, Management concluded that the fair value of each ProAssurance reporting unit exceeded the carrying value of the reporting unit, and deemed it unnecessary to perform further testing for impairment.
Other Assets and Other Liabilities
At December 31, 2013, Other assets was principally comprised of a deposit with an intermediate third-party of $205 million, related to the completion of the Eastern Insurance Holdings, Inc. (Eastern) acquisition which closed on January 1, 2014. See Note 2.
Other liabilities at December 31, 2014 and 2013 consisted of the following:

(In millions)	2014	2013
Unpaid dividends	$167.7	$18.5
Segregated portfolio cell (SPC) dividends payable	15.8	—
All other	137.4	124.6
Total other liabilities	$320.9	$143.1
The SPC dividend payable represents the cumulative undistributed earnings of segregated portfolio cells that are contractually payable to external preferred shareholders of the cells. Unpaid dividends represents common stock dividends declared by ProAssurance's Board of Directors that have not yet been paid. Unpaid dividends increased for 2014 due to special dividends declared in the fourth quarter that were paid in 2015.
Treasury Stock
Treasury shares are reported at cost, and are reflected on the Consolidated Balance Sheets as an unallocated reduction of total equity.
Share-Based Payments
Compensation cost for share-based payments is measured based on the grant-date fair value of the award, recognized over the period in which the employee is required to provide service in exchange for the award. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as financing cash inflows.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2014, for recognition or disclosure in its Consolidated Financial Statements.
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
Equity Method and Joint Ventures-Accounting for Investments in Qualified Affordable Housing Projects
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance which, if certain criteria is met, permits but does not require reporting entities to begin using a new accounting method, the proportional amortization method, for investments in qualified affordable housing projects. The guidance also includes new disclosure requirements around the nature of investments in qualified affordable housing projects and their effect on financial position and results of operations. Under the proportional amortization method the investments in such projects are amortized in proportion to the tax benefits received, and investment performance is recognized as a component of income tax expense (benefit) rather than as a component of investment income. The tax credit partnership investments held by ProAssurance are primarily investments in qualified affordable housing projects. ProAssurance has adopted the new guidance as of December 31, 2014, but has elected to continue to account for these investments using the equity method of accounting. Adoption of this guidance had no material effect on ProAssurance’s results of operations or financial position as it affected disclosures only.
Determining Whether Hybrid Financial Instruments Issued as a Share is More Akin to Debt or to Equity
Effective for fiscal years beginning after December 15, 2015, early adoption permitted, the FASB issued guidance that clarifies current U.S. GAAP regarding the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ProAssurance adopted the guidance as of December 31, 2014. Adoption of this guidance had no effect on ProAssurance’s results of operations or financial position.
Business Combinations: Pushdown Accounting
On November 18, 2014, the FASB issued immediately effective guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements. ProAssurance has adopted this guidance as of its effective date. Adoption of this guidance had no effect on ProAssurance’s results of operations or financial position.
Income Statement Presentation of Extraordinary Items
Effective for fiscal years beginning after December 15, 2015, early adoption permitted, the FASB issued guidance that eliminates from U.S. GAAP the concept of extraordinary items and the related presentation requirements. Under the new guidance, the effect of each event or transaction that is unusual in nature or occurs infrequently, or both, is to be presented as a

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

separate component of income from continuing operations or, alternatively, disclosed in notes to the financial statements. ProAssurance adopted the guidance as of January 1, 2014. Adoption of this guidance had no effect on ProAssurance’s results of operations or financial position.
Accounting Changes Not Yet Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations. Under the new guidance, reporting entities are required to report disposals of business components only if the disposal represents a strategic shift in the entity’s operations that will have a major effect on the entity’s operations and financial results. The new guidance expands disclosure requirements for reported discontinued operations and requires disclosure of pre-tax profit or loss attributable to significant disposals that are not reported as discontinued operations. ProAssurance plans to adopt the guidance beginning January 1, 2015. Adoption of the guidance is expected to have no effect on ProAssurance’s results of operations or financial position.
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
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
Effective for fiscal years ending after December 15, 2016 and interim periods beginning after December 15, 2016, the FASB issued guidance that establishes principles and definitions related to management's evaluation of whether there is substantial doubt about the organization's ability to continue as a going concern. For each interim and annual reporting period, the new guidance requires management to evaluate the organization's ability to meet its obligations as they are due within one year of the date the financial statements are issued and requires disclosure when there is substantial doubt regarding the organization's ability to continue as a going concern. ProAssurance plans to adopt the guidance on its effective date. Adoption is expected to have no effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

2. Business Combinations
All entities acquired in 2014, 2013 and 2012 were accounted for in accordance with GAAP relating to Business Combinations.
On January 1, 2014, ProAssurance completed the acquisition of Eastern by purchasing 100% of its outstanding common shares for cash of $205 million. Eastern is based in Lancaster, Pennsylvania and specializes in workers' compensation insurance and reinsurance products and services, including alternative market solutions. ProAssurance incurred expenses related to the purchase of approximately $2.2 million during the year ended December 31, 2014 and approximately $0.9 million during the year ended December 31, 2013. These expenses were included as a part of operating expenses in the periods incurred.
On January 1, 2013, ProAssurance completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), through a sponsored demutualization. Medmarc is based in Chantilly, Virginia and provides products liability insurance for medical technology and life sciences companies and also provides legal professional liability insurance. ProAssurance acquired Medmarc for cash of $153.7 million, including the funding of future policy credits for eligible members of $7.5 million. ProAssurance transferred all of the cash required to complete the transaction to a third party agent for the benefit of Medmarc eligible members on December 27, 2012. ProAssurance incurred expenses related to the purchase of approximately $2.6 million during the year ended December 31, 2013 and approximately $1.0 million during the year ended December 31, 2012. These expenses were included as a part of operating expenses in the periods incurred.
During 2012, ProAssurance also completed an acquisition of a reciprocal exchange that converted to a stock insurance company upon acquisition. The acquisition was not material to ProAssurance.
The purchase consideration for both the acquisitions of Eastern and Medmarc was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, as shown in the table below. For the Eastern acquisition, goodwill of $49.6 million was recognized equal to the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed. Factors contributing to the recognition of goodwill include strategic and synergistic benefits that are expected to be realized as a result of the acquisition. These benefits include insurance market diversification, expanded access to alternative markets, and opportunities to reach additional insureds in the healthcare market by being a single source provider of a suite of insurance products. None of the goodwill is expected to be tax deductible.
For the Medmarc acquisition, the purchase consideration was less than the estimated fair value of the net assets acquired resulting in a gain on the acquisition of $32.3 million. ProAssurance believes it was able to acquire Medmarc for less than the fair value of its net assets due to Medmarc's declining premium base and its small capital position relative to other insurers in the medical technology and life sciences products liability insurance market.

(In thousands)	Eastern	Medmarc
Fixed maturities, available for sale	$107,131	$269,529
Equity securities, trading	65,945	30,976
Cash and short-term investments	58,944	24,008
Other investments	42,133	5,340
Premiums receivable, net	71,989	2,986
Receivable from reinsurers on paid and unpaid losses and LAE	18,942	73,107
Intangible assets	59,000	3,630
Deferred policy acquisition costs (see discussion below)	10,593	—
Other assets	19,225	14,614
Reserve for losses and loss adjustment expenses	(153,191)	(201,072)
Unearned premiums	(80,268)	(16,937)
Ceded balances payable	(9,507)	—
Segregated portfolio cells dividends payable	(14,430)	—
Deferred tax liabilities, net	(12,835)	(4,934)
Other liabilities	(28,038)	(15,233)
Fair value of net assets acquired	$155,633	$186,014
Goodwill	49,610	—
Gain on acquisition	—	(32,314)
Total purchase consideration	$205,243	$153,700

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Intangible assets acquired from Eastern and Medmarc included the following:

	Eastern		Medmarc
(In millions)	Estimated Fair Value on Acquisition Date	Estimated Useful Life	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Agency relationships	$27.0	15	$—	—
Policyholder relationships	8.0	15	—	—
Trade names	8.0	15	—	—
Non-compete agreements	7.0	3	1.1	2	(1)
Total intangibles subject to amortization	$50.0	13 (2)	$1.1	2	(2)

Insurance license agreements	$9.0	Indefinite	$2.5	Indefinite
(1) Medmarc non-compete agreements were fully amortized as of December 31, 2014.
(2) Reflects the weighted average estimated useful life of acquired intangible assets that are subject to amortization.
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
ProAssurance believes that all contractual cash flows related to acquired receivables of both acquisitions will be collected. For Eastern, the fair values of the reserve for losses and loss adjustment expenses and related reinsurance recoverables were based on three components: an actuarial estimate of the expected future net cash flows, a reduction to those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk margin adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk associated with the reserve. The fair value of the reserve, including the risk margin adjustment, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years as a reduction to loss expenses. For Medmarc, the fair values of the reserve for losses and loss adjustment expenses and related reinsurance recoverables were estimated based on the present value of the expected underlying net cash flows, including a 5% profit margin and a 5% risk premium, and were determined to be materially the same as the recorded cost basis acquired.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The following table provides Pro Forma Consolidated Results for the years ended December 31, 2014, 2013 and 2012 as if the Eastern transaction had occurred on January 1, 2013 and the Medmarc transaction had occurred on January 1, 2012. ProAssurance Actual Consolidated Results have been adjusted by the following, net of related tax effects, to reflect the Pro Forma Consolidated Results below.

•
For the year ended December 31, 2013, ProAssurance 2013 Actual Consolidated Results, which did not include Eastern, have been adjusted to include Eastern's 2013 operating results. ProAssurance Actual Consolidated Results for the year ended December 31, 2014 included Eastern's operating results (Revenue of $202.2 million and Net income of $9.1 million).

•
For the year ended December 31, 2012, ProAssurance 2012 Actual Consolidated Results, which did not include Medmarc, have been adjusted to include Medmarc's 2012 operating results. ProAssurance Actual Consolidated Results for the years ended December 31, 2014 and 2013 included Medmarc's operating results (Revenue of $41.4 million and $46.5 million, respectively, and Net Income of $8.1 million and $15.7 million, respectively).

•
Certain costs included in ProAssurance Actual Consolidated Results for the years ended December 31, 2014 and 2013 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for the years ended December 31, 2013 and 2012, respectively. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Eastern and Medmarc operations.

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

•
Net income for the years ended December 31, 2013 and 2012, respectively, was reduced to reflect amortization of intangible assets and debt security premiums and discounts recorded as a part of the Eastern and Medmarc purchase price allocations.

•
The non-taxable gain on the Medmarc acquisition of $32.3 million that was included in ProAssurance Actual Consolidated Results for the year ended December 31, 2013 has been reported in the Pro Forma Consolidated Results as being recognized during the year ended December 31, 2012.

	Year Ended December 31, 2014		Year Ended December 31, 2013			Year Ended December 31, 2012
(In thousands)	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results		ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results	ProAssurance Actual Consolidated Results
Revenue	$852,326	$852,326	$926,873		$740,178	$757,240	$715,854
Net income	$197,533	$196,565	$263,446	*	$297,523	$317,097	$275,470
* Includes adjustments related to Eastern of $0.4 million and Medmarc of $33.7 million.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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

Fair values of assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

	December 31, 2014
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$166,512	$—	$166,512
U.S. Government-sponsored enterprise obligations	—	39,563	—	39,563
State and municipal bonds	—	1,057,590	5,025	1,062,615
Corporate debt, multiple observable inputs	—	1,404,020	—	1,404,020
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	10,474	10,474
Other corporate debt, NRSRO ratings not available	—	—	2,607	2,607
Residential mortgage-backed securities	—	276,056	—	276,056
Agency commercial mortgage-backed securities	—	15,493	—	15,493
Other commercial mortgage-backed securities	—	51,063	—	51,063
Other asset-backed securities	—	111,855	4,769	116,624
Equity securities
Financial	79,341	—	—	79,341
Utilities/Energy	25,629	—	—	25,629
Consumer oriented	65,670	—	—	65,670
Industrial	55,460	—	—	55,460
Bond funds	55,196	—	—	55,196
All other	33,186	—	—	33,186
Short-term investments	131,199	60	—	131,259
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	133,250	133,250
Other investments	$6,050	$22,908	$—	$28,958
Total assets	$451,731	$3,145,120	$156,125	$3,752,976

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio, and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. If a value did not appear reasonable, the valuation was discussed with the service that provided the value and would have been adjusted, if necessary. No such adjustments were necessary at December 31, 2014 or 2013.
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
U.S. Government-sponsored enterprise obligations were valued using pricing models that consider current and historical market data, normal trading conventions, credit ratings, and the particular structure and characteristics of the security being valued such as yield to maturity, redemption options, and contractual cash flows. Adjustments to model inputs or model results were included in the valuation process when necessary to reflect recent regulatory, government or corporate actions or significant economic, industry or geographic events affecting the security’s fair value.
State and municipal bonds were valued using a series of matrices that considered credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations were further adjusted, when necessary, to reflect the expected effect on fair value of recent significant economic or geographic events or ratings changes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

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
Residential and commercial mortgage backed securities. Agency pass-through securities were valued using a pricing matrix which considers the issuer type, coupon rate and longest cash flows outstanding. The matrix used was based on the most recently available market information. Agency and non-agency collateralized mortgage obligations were both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data.
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
 Other investments consisted of convertible bonds valued using a pricing model that incorporated selected dealer quotes as well as current market data regarding equity prices and risk free rates. If dealer quotes were unavailable for the security being valued, quotes for securities with similar terms and credit status were used in the pricing model. Dealer quotes selected for use were those considered most accurate based on parameters such as underwriter status and historical reliability.
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

•
Exclusive of Investments in unconsolidated subsidiaries, which are valued at NAV, the securities noted in the disclosure are primarily NRSRO rated debt instruments for which comparable market inputs are commonly available for evaluating the securities in question. Valuation of these debt instruments is not overly sensitive to changes in the unobservable inputs used.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Level 3 Valuation Methodologies
State and municipal bonds consisted of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At December 31, 2014, 100% of the securities were rated; the average rating was A-.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2014, the average rating of rated securities was A-.
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
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2014	December 31, 2014	December 31, 2013
Investments in LPs/LLCs:
Private debt funds (1)	$27,578	$37,296	$13,233
Long equity fund (2)	None	6,747	6,574
Long/Short equity funds (3)	None	25,301	28,385
Non-public equity funds (4)	$66,545	51,811	23,870
Multi-strategy fund of funds (5)	None	8,271	—
Structured credit fund (6)	None	3,824	—
		$133,250	$72,062

(1)
Comprised of interests in two unrelated LP funds that are structured to provide interest distributions primarily through diversified portfolios of private debt instruments. One LP allows redemption by special consent; the other does not permit redemption. Income and capital are to be periodically distributed at the discretion of the LPs over an anticipated time frame that spans from 3 to 8 years.

(2)
This fund is an LP that holds long equities of public international companies. Redemptions are allowed at the end of any calendar month with a prior notice requirement of 15 days and are paid within 10 days of the end of the calendar month of the redemption request.

(3)
Comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short North American equities, and target absolute returns using strategies designed to take advantage of event-driven market opportunities. The funds generally permit quarterly or semi-annual redemptions of the investors' existing capital balance with notice requirements of 30 to 90 days. For some funds, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.

(4)
Comprised of interests in three unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. One LP allows redemption by special consent; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to 9 years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(5)
This fund is an LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but the LLC Board is permitted discretion to periodically extend offers to repurchase units of the LLC.

(6)
This fund is an LP seeking to obtain superior risk-adjusted absolute returns by acquiring and actively managing a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. Redemptions are allowed at any quarter-end with a prior notice requirement of 90 days.

ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	December 31, 2014	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$5.0	$7.3	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$13.1	$14.2	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.8	$6.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	December 31, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$72,062	$100,390
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(14)	65	—	—	51
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	10,538	10,538
Net realized investment gains (losses)	—	(95)	3	—	—	(92)
Included in other comprehensive income	1	(29)	688	59	—	719
Purchases	1,000	1,861	2,000	3,340	56,340	64,541
Sales	—	(1,731)	(1,826)	(61)	(5,690)	(9,308)
Transfers in	—	2,119	—	305	—	2,424
Transfers out	(1,001)	(4,424)	(2,025)	(5,688)	—	(13,138)
Balance December 31, 2014	$—	$5,025	$13,081	$4,769	$133,250	$156,125
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$10,538	$10,538

	December 31, 2013
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2012	$—	$7,175	$15,191	$4,035	$33,739	$60,140
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	(103)	(17)	—	(120)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	6,877	6,877
Net realized investment gains (losses)	—	(44)	(69)	—	—	(113)
Included in other comprehensive income	—	1	(725)	(61)	—	(785)
Purchases	—	—	9,470	1,356	24,567	35,393
Sales	—	(2,106)	(1,629)	(18)	(14,632)	(18,385)
Transfers in	—	2,312	2,114	3,800	21,511	29,737
Transfers out	—	—	(10,073)	(2,281)	—	(12,354)
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$72,062	$100,390
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$6,877	$6,877

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Transfers
There were no transfers between the Level 1 and Level 2 categories during 2014. Short-term investments of $7.2 million were transferred from Level 2 to Level 1 as of the end of 2013.
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
All remaining transfers during 2014 and 2013 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
 Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	December 31, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$56,381	$56,381	$54,374	$54,374
Other investments	57,099	57,994	52,240	51,833
Other assets	22,440	22,399	17,940	17,940

Financial liabilities:
Senior notes due 2023	$250,000	$276,503	$250,000	$262,500
Other liabilities	14,656	14,645	13,303	13,303
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

4. Investments
Available-for-sale securities at December 31, 2014 and December 31, 2013 included the following:

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$163,714	$3,785	$987	$166,512
U.S. Government-sponsored enterprise obligations	38,022	1,641	100	39,563
State and municipal bonds	1,015,555	47,395	335	1,062,615
Corporate debt	1,389,970	44,234	17,103	1,417,101
Residential mortgage-backed securities	266,306	10,198	448	276,056
Agency commercial mortgage-backed securities	15,344	208	59	15,493
Other commercial mortgage-backed securities	50,025	1,137	99	51,063
Other asset-backed securities	116,541	288	205	116,624
	$3,055,477	$108,886	$19,336	$3,145,027

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$166,115	$6,118	$1,519	$170,714
U.S. Government-sponsored enterprise obligations	30,942	2,251	425	32,768
State and municipal bonds	1,116,060	46,533	7,927	1,154,666
Corporate debt	1,321,838	53,059	13,744	1,361,153
Residential mortgage-backed securities	230,861	7,608	2,855	235,614
Agency commercial mortgage-backed securities	27,268	343	136	27,475
Other commercial mortgage-backed securities	59,066	2,491	167	61,390
Other asset-backed securities	74,106	487	324	74,269
	$3,026,256	$118,890	$27,097	$3,118,049

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$163,714	$9,584	$113,489	$39,264	$4,175	$166,512
U.S. Government-sponsored enterprise obligations	38,022	3,641	25,286	10,287	349	39,563
State and municipal bonds	1,015,555	44,334	380,741	453,275	184,265	1,062,615
Corporate debt	1,389,970	115,301	711,806	566,585	23,409	1,417,101
Residential mortgage-backed securities	266,306					276,056
Agency commercial mortgage-backed securities	15,344					15,493
Other commercial mortgage-backed securities	50,025					51,063
Other asset-backed securities	116,541					116,624
	$3,055,477					$3,145,027
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2014.
Cash and securities with a carrying value of $49.3 million at December 31, 2014 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's (FAL). ProAssurance investments at December 31, 2014 included fixed maturities with a fair value of $85.0 million and short term investments with a fair value of approximately $0.2 million on deposit with Lloyd's in order to satisfy these FAL requirements.
BOLI
ProAssurance holds BOLI policies on management employees that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other investments at December 31, 2014 and December 31, 2013 was comprised as follows:

(In thousands)	December 31, 2014	December 31, 2013
Investments in LPs/LLCs, at cost	$53,258	$47,258
Convertible securities, at fair value, see Note 1	28,958	—
Other, principally FHLB capital stock, at cost	3,841	4,982
	$86,057	$52,240
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	December 31, 2014			Carrying Value
(In thousands)	Unfunded Commitments*	Percentage Ownership		December 31, 2014	December 31, 2013
Investment in LPs/LLCs:
Tax credit partnerships	$15,537	See below		$133,143	$142,174
Private debt funds	27,578	<	20%	37,296	13,233
Long equity fund	None	<	20%	6,747	6,574
Long/short equity funds	None	<	25%	25,301	28,385
Non-public equity funds	80,070	<	20%	58,128	23,870
Multi-strategy fund of funds	—	<	20%	8,271	—
Structured credit fund	—	<	20%	3,824	—
Real estate fund	6,526	<	20%	3,791	—
				$276,501	$214,236

* Unfunded commitments are included in the carrying value of tax credit partnerships only.
Tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of project operating losses and tax credits. The related properties are all qualified affordable housing projects. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $58.0 million at December 31, 2014. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $75.1 million at December 31, 2014. All are accounted for under the equity method as ProAssurance does not have the ability to exert control over the partnerships.
The Private debt funds are structured to provide interest distributions primarily through diversified portfolios of private debt investments.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2014 and December 31, 2013, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$61,209	$987	$46,869	$617	$14,340	$370
U.S. Government-sponsored enterprise obligations	6,268	100	2,775	44	3,493	56
State and municipal bonds	39,831	335	18,910	84	20,921	251
Corporate debt	423,107	17,103	326,804	13,236	96,303	3,867
Residential mortgage-backed securities	45,006	448	14,406	31	30,600	417
Agency commercial mortgage-backed securities	4,783	59	70	—	4,713	59
Other commercial mortgage-backed securities	13,860	99	7,005	28	6,855	71
Other asset-backed securities	62,577	205	59,176	109	3,401	96
	$656,641	$19,336	$476,015	$14,149	$180,626	$5,187
Other investments
Investments in LPs/LLCs carried at cost	$23,683	$3,948	$22,265	$3,711	$1,418	$237

	December 31, 2013
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$47,668	$1,519	$44,304	$1,182	$3,364	$337
U.S. Goverment-sponsored enterprise obligations	$6,640	$425	$5,752	$321	$888	$104
State and municipal bonds	203,970	7,927	184,401	6,640	19,569	1,287
Corporate debt	349,277	13,744	324,510	12,061	24,767	1,683
Residential mortgage-backed securities	93,608	2,855	84,045	2,393	9,563	462
Agency commercial mortgage-backed securities	11,658	136	11,082	116	576	20
Other commercial mortgage-backed securities	11,153	167	10,215	159	938	8
Other asset-backed securities	25,539	324	21,804	77	3,735	247
	$749,513	$27,097	$686,113	$22,949	$63,400	$4,148
Other investments
Investments in LPs/LLCs carried at cost	$14,752	$1,059	$13,166	$1,018	$1,586	$41
As of December 31, 2014, excluding U.S. government backed securities, there were 588 debt securities (20.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 434 issuers. The greatest and second greatest unrealized loss position among those securities were approximately $1.7 million and $0.7 million, respectively. The securities were evaluated for impairment as of December 31, 2014.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

As of December 31, 2013, excluding U.S. government backed securities, there were 714 debt securities (26.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 516 issuers. Both the greatest and the second greatest unrealized loss position among those securities approximated $0.4 million. The securities were evaluated for impairment as of December 31, 2013.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2014, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the December 31, 2014 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Year Ended December 31
(In thousands)	2014	2013	2012
Fixed maturities	$111,895	$122,065	$133,088
Equities	10,817	9,454	6,947
Short-term and Other investments	8,833	2,584	660
Business owned life insurance	2,006	1,960	2,008
Investment fees and expenses	(7,994)	(6,798)	(6,609)
Net investment income	$125,557	$129,265	$136,094

Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses due to amortization resulting from the allocable portion of the projected operating losses of qualified affordable housing project tax credits investments of $10.7 million, $10.1 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
During 2013, ProAssurance's interest in one of its LPs increased and ProAssurance therefore determined it appropriate to begin applying the equity method of accounting instead of the previously applied cost method. Under GAAP such a change from the cost to the equity method should be made on a retroactive basis with restatement of prior periods. ProAssurance did not restate prior periods related to this method change as the amounts were not material to 2013 or any of the prior periods affected. Accordingly, Equity in earnings (loss) of unconsolidated subsidiaries for 2013 included ProAssurance's portion of the LP’s accumulated earnings from the date of initial investment, which totaled $10.5 million, of which $8.4 million was related to prior periods.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding net realized investment gains (losses):

	Year Ended December 31
(In thousands)	2014	2013	2012
Total other-than-temporary impairment losses:
State and municipal bonds	$(50)	$(71)	$—
Residential mortgage-backed securities	—	—	(557)
Corporate debt	(1,425)	—	(878)
Other investments	—	—	(131)
Portion recognized in (reclassified from) Other Comprehensive Income:
Corporate debt	268	—	(201)
Net impairments recognized in earnings	(1,207)	(71)	(1,767)
Gross realized gains, available-for-sale securities	5,627	18,130	18,645
Gross realized (losses), available-for-sale securities	(1,103)	(7,031)	(2,076)
Net realized gains (losses), trading securities	28,018	20,444	1,485
Net realized gains (losses), Other investments	326	—	—
Change in unrealized holding gains (losses), trading securities	(18,883)	35,507	12,673
Change in unrealized holding gains (losses), convertible securities, carried at fair value	1,876	—	—
Decrease (increase) in the fair value of liabilities carried at fair value	—	—	(1,245)
Other	—	925	1,148
Net realized investment gains (losses)	$14,654	$67,904	$28,863
Credit-related impairments related to two corporate debt instruments were recognized during 2014. Additionally, a non-credit impairment related to one of the instruments was recognized as the fair value of the instrument was less than the expected future cash flows from the security. No significant impairment losses were recognized during 2013. During 2012, impairment losses were recognized related to certain residential mortgage-backed securities because carrying values for those securities were greater than the future cash flows expected to be received from the securities, and impairment losses for corporate debt securities were recognized because the credit standing of the issuers had deteriorated.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other comprehensive income.

(In thousands)	2014	2013	2012
Balance January 1	$83	$3,301	$5,870
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	149	—	—
OTTI has been previously recognized	—	—	268
Reductions due to:
Securities sold during the period (realized)	—	(3,218)	(2,837)
Balance December 31	$232	$83	$3,301
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2014	2013	2012
Proceeds from sales (exclusive of maturities and paydowns)	$244.9	$593.3	$500.2
Purchases	$645.1	$519.2	$646.2

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

5. Reinsurance
ProAssurance purchases reinsurance from third-party reinsurers and insurance enterprises in order to reduce its net exposure to losses. ProAssurance also uses reinsurance arrangements as a mechanism for sharing risk with insureds or their affiliates.
The effect of reinsurance on premiums written and earned was as follows:

(In thousands)	2014 Premiums		2013 Premiums		2012 Premiums
	Written	Earned	Written	Earned	Written	Earned
Direct	$761,043	$755,623	$566,745	$568,629	$536,318	$558,200
Assumed	18,566	12,987	802	804	113	116
Ceded	(77,760)	(68,879)	(42,365)	(41,514)	(8,133)	(7,652)
Net premiums	$701,849	$699,731	$525,182	$527,919	$528,298	$550,664
The Receivable from reinsurers on unpaid losses and loss adjustment expenses represents Management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. Most Company reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include maximum and minimum amounts of ceded premium. Ceded premium amounts are estimated based on Management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, Management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. During the years ended December 31, 2014, 2013 and 2012 ProAssurance reduced premiums ceded by $15.7 million, $16.4 million and $34.3 million, respectively, due to changes in Management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations to ProAssurance. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2014, $66.9 million of the net total amounts due from reinsurers of $259.1 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable) was due from three reinsurers which had an individual balance which exceeded $20 million. Each of these reinsurers had an A.M. Best credit rating of A or above. There were no individual reinsurers having a balance that exceeded 5% of shareholders’ equity.
At December 31, 2014 reinsurance recoverables totaling approximately $35 million were collateralized by letters of credit or funds withheld. ProAssurance had no allowance for credit losses related to its reinsurance receivables at December 31, 2014 or 2013 as all reinsurance balances were considered collectible. During the years ended December 31, 2014, 2013 and 2012 no reinsurance balances were written off for credit reasons.
There were no significant reinsurance commutations in 2014, 2013 or 2012.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

(In thousands)	2014	2013
Deferred tax assets
Unpaid loss discount	$44,002	$51,879
Unearned premium adjustment	23,972	21,861
Compensation related	18,623	18,172
Intangibles	1,957	2,074
Total deferred tax assets	88,554	93,986
Deferred tax liabilities
Deferred acquisition costs	9,180	10,150
Unrealized gains on investments, net	31,342	32,127
Fixed assets	3,689	4,166
Basis differentials–investments	31,657	31,247
Intangibles	27,294	13,238
Other	4,210	1,301
Total deferred tax liabilities	107,372	92,229
Net deferred tax assets (liabilities)	$(18,818)	$1,757
At December 31, 2014, ProAssurance had no available net operating loss carryforwards, capital loss carryforwards, or Alternative Minimum Tax credit carryforwards. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states.
During 2013 the IRS issued a Notice of Proposed Adjustment (NOPA) to ProAssurance related to the 2009 and 2010 tax years. ProAssurance subsequently protested certain issues in the NOPA, all of which related to the timing of deductions. During 2014, ProAssurance and the IRS reached a final settlement on all contested issues which resulted in no additional tax liability for ProAssurance. The IRS subsequently refunded $30.6 million, exclusive of interest, to ProAssurance, reflecting both a refund from the settlement of non-contested issues addressed by the NOPA and the return of a protective payment made in 2013.
ProAssurance had receivables for federal income taxes of $1.1 million at December 31, 2014 and $27.3 million at December 31, 2013, both carried as a part of Other Assets.
The statute of limitations is now closed for all tax years prior to 2011.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2014 and 2013 was as follows:

(In thousands)	2014	2013	2012
Balance at January 1	$4,823	$4,823	$18,585
Increase for tax position acquired as result of a business combination	414	—	—
Increases for tax positions taken during the current year	163	—	—
(Decreases) for tax positions taken during the current year	(4,823)	—	(10,206)
(Decreases) for tax positions taken during prior years	—	—	(3,556)
Balance at December 31	$577	$4,823	$4,823

At December 31, 2014, all of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate. None of ProAssurance's uncertain tax positions at December 31, 2013, if recognized, would have affected the effective tax rate. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate Management has established. Management does not expect any portion of unrecognized benefits at December 31, 2014 to reverse during the next twelve months.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. Interest recognized in the income statement was not significant during the years ended December 31, 2014, and 2013 and approximated $0.5 million in 2012. The accrued liability for interest was not significant at December 31, 2014 and approximated $1.3 million at December 31, 2013.
A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense for each of the years ended December 31, 2014, 2013 and 2012 follows:

(In thousands)	2014	2013	2012
Computed “expected” tax expense	$91,702	$139,005	$138,588
Tax-exempt income	(13,250)	(14,509)	(14,374)
Tax credits, qualified affordable housing	(17,918)	(17,888)	(10,005)
Non-taxable gain on acquisition	—	(11,310)	—
Non-U.S. Loss	1,741	—	—
Other	3,165	4,338	6,287
Total	$65,440	$99,636	$120,496
7. Deferred Policy Acquisition Costs
Policy acquisition costs, that are primarily and directly related to the successful production of new and renewal insurance contracts, most significantly agent commissions, premium taxes and underwriting salaries and benefits, are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned.
Amortization of deferred policy acquisition costs was $68.6 million, $53.2 million and $54.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves in accordance with the requirements of the NAIC.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2014	2013	2012
Balance, beginning of year	$2,072,822	$2,054,994	$2,247,772
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	247,518	191,645	247,658
Net balance, beginning of year	1,825,304	1,863,349	2,000,114
Net reserves acquired from acquisitions	139,549	126,007	22,464
Net losses:
Current year	545,168	447,510	451,951
Favorable development of reserves established in prior years, net	(182,084)	(222,749)	(272,038)
Total	363,084	224,761	179,913
Paid related to:
Current year	(93,737)	(43,616)	(38,439)
Prior years	(413,900)	(345,197)	(300,703)
Total paid	(507,637)	(388,813)	(339,142)
Net balance, end of year	1,820,300	1,825,304	1,863,349
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	237,966	247,518	191,645
Balance, end of year	$2,058,266	$2,072,822	$2,054,994
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable loss development recognized in 2014 primarily reflects a lower than anticipated claims severity trend (i.e. the average size of a claim) for accident years 2007 through 2011. The favorable development recognized in 2013 and 2012 was primarily due to lower than anticipated claims severity trends for accident years 2005 through 2011 and accident years 2004 through 2009, respectively.
9. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company’s ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company’s loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses” in the Accounting Policies section of Note 1.
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $169.4 million, expected to be paid as follows: $98.8 million in 2015, $69.2 million in 2016 and 2017 combined, $0.6 million in 2018 and 2019 combined, and $0.8 million thereafter. Of these funding commitments, $15.5 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $14.1 million in 2015, $0.5 million in 2016 and 2017 combined, $0.3 million in 2018 and 2019 combined and $0.6 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At December 31, 2014, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $85.2 million (see Note 4). At December 31, 2013, the FAL requirement was primarily met through a standby letter of credit (LOC).
ProAssurance has issued an unconditional revolving credit agreement (the "Syndicate Credit Agreement") of up to £10 million ($16 million at December 31, 2014) to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under the Syndicate Credit Agreement bear interest at 8.5% annually, and are repayable upon demand after December 31, 2016. As of December 31, 2014, £6.6 million ($11.0 million) had been advanced under the Syndicate Credit Agreement.
ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Operating Leases
(In thousands)
2015	$5,024
2016	4,915
2017	3,601
2018	2,965
2019	2,572
Thereafter	5,232
Total minimum lease payments	$24,309
ProAssurance incurred rent expense of $5.0 million, $3.2 million and $2.7 million in the years ended December 31, 2014, 2013 and 2012, respectively.
10. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	December 31, 2014	December 31, 2013
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving credit agreement, outstanding borrowings not permitted to exceed $200 million aggregately, expires in 2016	—	—
	$250,000	$250,000
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
Revolving Credit Agreement
ProAssurance has entered into a revolving credit agreement (the “Credit Agreement”) with five participating lenders with an expiration date of April 15, 2016. The Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Credit Agreement. All borrowings are required to be repaid prior to the expiration date of the Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 15 to 30 basis points based on ProAssurance’s credit ratings, on the average unused portion of the credit line during the term of the Credit Agreement. Borrowings under the Credit Agreement may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0 to 188 basis points, based on ProAssurance’s credit rating and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month LIBOR rate, with the LIBOR term selected fixing the interest period for which the rate is effective. If LIBOR is not selected, the base rate defaults to the highest of (1) the Prime rate (2) the Federal Funds rate plus 50 basis points or (3) the one month LIBOR rate plus 100 basis points, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
The Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the Credit Agreement carries the following financial covenants:

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

50% of consolidated net income earned each fiscal quarter, if positive, beginning with the quarter ending March 31, 2011, plus 100% of net cash proceeds resulting from the issuance of ProAssurance capital stock.
Funds borrowed under the terms of the Credit Agreement will be used for general corporate purposes, including, but not limited to, use as short-term working capital, funding for share repurchases as authorized by the Board, and for support of other activities ProAssurance enters into in the normal course of business.
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
Loss on Extinguishment
ProAssurance recognized a $2.2 million loss on extinguishment of debt during 2012 upon repayment of a note payable carried at fair value.
11. Shareholders’ Equity
At December 31, 2014 and 2013, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2014, 2013 and 2012:

(In thousands of shares)	2014	2013	2012
Issued and outstanding shares - January 1	61,197	61,624	61,107
Repurchase of shares	(4,909)	(681)	—
Shares issued due to exercise of options and vesting of share-based compensation awards	154	169	436
Other shares issued for compensation and shares reissued to stock purchase plan*	92	85	81
Issued and outstanding shares - December 31	56,534	61,197	61,624

*	Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2014, approximately 2.7 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under the incentive compensation plans described in Note 12 and an additional 0.8 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards and for the exercise of outstanding stock options.
ProAssurance declared cash dividends during 2014, 2013 and 2012 as follows:

	Cash Dividends Declared, per Share
	2014	2013	2012
First Quarter	$0.300	$0.250	$0.125
Second Quarter	$0.300	$0.250	$0.125
Third Quarter	$0.300	$0.250	$0.125
Fourth Quarter*	$2.960	$0.300	$2.750
* Includes special dividends of $2.65 per share in 2014 and $2.50 per share in 2012.
Dividends declared during 2014, 2013 and 2012 totaled $220.5 million, $64.8 million and $192.5 million, respectively. These dividends were paid in the month following the quarter in which they were declared, except for fourth quarter 2012 dividends for which payment was accelerated into December 2012.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 17. Otherwise, there are no other regulatory restrictions on

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on Shareholders' Equity at December 31, 2014, total equity of $239 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
As of December 31, 2014 Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $181.5 million remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the New York Stock Exchange.
Other Comprehensive Income (Loss) (OCI)
For the years ended December 31, 2014, 2013 and 2012, OCI was primarily comprised of unrealized gains and losses arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table below, net of tax. At December 31, 2014 and 2013, accumulated other comprehensive income was comprised primarily of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses of $0.8 million and 0.5 million, respectively, net of tax. All tax effects were computed using a 35% rate. OCI and accumulated other comprehensive income also included immaterial amounts of foreign currency translation adjustments.
Amounts reclassified from accumulated other comprehensive income to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

(In thousands)	2014	2013	2012
Reclassifications from accumulated other comprehensive income to net income, available-for-sale securities:
Realized investment gains (losses)	$3,317	$11,375	$17,350
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	(347)	(2,417)
Total amounts reclassified, before tax effect	3,317	11,028	14,933
Tax effect (at 35%)	(1,161)	(3,860)	(5,227)
Net reclassification adjustments	$2,156	$7,168	$9,706

Deferred tax expense (benefit) included in OCI	$(785)	$(46,157)	$8,262

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

12. Share-Based Payments
Share-based compensation costs are primarily classified as underwriting, policy acquisition and operating expenses.
Since May 2013, ProAssurance has provided share-based compensation to employees under the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan. Previously, compensation was provided under the ProAssurance Corporation 2008 Equity Incentive Plan (2009 to May 2013), and the ProAssurance Corporation 2004 Equity Incentive Plan (2005 to 2008). The Compensation Committee of the Board is responsible for the administration of each plan.
ProAssurance has provided share-based compensation to employees utilizing four types of awards: stock options, restricted share units, performance share units and purchase match units. The following table provides a summary of compensation expense and compensation cost that will be charged to expense in future periods, by award type, and the total related tax benefit recognized during each period. There was no compensation expense related to stock option awards in 2014, 2013 or 2012.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2014
	2014	2013	2012	Amount	Remaining Recognition Period
	(In millions)			(In millions)	(Weighted average years)
Restricted Share Units	1.7	1.6	1.6	2.0	1.8
Performance Share Units	7.6	7.1	6.7	6.3	1.7
Purchase Match Units	0.8	0.5	0.3	1.6	2.2
Total share-based compensation expense	$10.1	$9.2	$8.6	$9.9
Tax benefit recognized	$3.5	$3.2	$3.0
The above awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Awards vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each restricted, performance or purchase match unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Stock Options
Activity for ProAssurance stock option awards during 2014, 2013 and 2012 is summarized below.

	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	18,082	$23.00	20,302	$23.15	1,014,661	$22.76
Granted	—	—	—	—	—	—
Exercised	(13,626)	22.47	(2,220)	24.28	(994,148)	22.75
Forfeited or expired	—	—	—	—	(211)	25.67
Outstanding at end of year	4,456	24.64	18,082	23.00	20,302	23.15
Exercisable at end of year	4,456	24.64	18,082	23.00	20,302	23.15
Outstanding at end of year, vested or expected to vest	4,456	24.64	18,082	23.00	20,302	23.15
All options were vested as of December 31, 2012. The aggregate grant date fair value of options vested during the year ended December 31, 2012 was $0.9 million. The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $0.3 million, $0.1 million and $19.8 million, respectively. ProAssurance outstanding options had an aggregate intrinsic value of $0.1 million and a weighted average remaining contractual term of 2.44 years at December 31, 2014. All ProAssurance option agreements permit cashless exercise whereby the exercise price and any required tax withholdings are allowed to be satisfied by the retention of shares that would otherwise be deliverable to the option holder. ProAssurance issues new shares for options exercised. There were no cash proceeds from options exercised during the years ended December 31, 2014, 2013 or 2012.
Restricted Share Units
Activity for restricted share units during 2014, 2013 and 2012 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	138,770	$38.92	157,212	$31.94	167,236	$25.52
Granted	49,750	46.34	39,400	46.97	51,864	42.22
Forfeited	(2,044)	44.88	(603)	35.91	(2,823)	35.23
Vested and released	(49,674)	29.22	(57,239)	25.25	(59,065)	22.61
Ending non-vested balance	136,802	45.02	138,770	38.92	157,212	31.94
The aggregate grant date fair value of restricted share units vested and released in 2014, 2013 and 2012 totaled $1.5 million, $1.4 million and $1.3 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2014, 2013 and 2012 (including units paid in cash to cover tax withholdings) totaled $2.3 million, $2.7 million and $2.6 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 75% to 125% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2014, 2013 and 2012 is summarized below. The table reflects the base number of units; actual awards that vest depends upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2014		2013		2012
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	486,680	$39.86	552,417	$33.21	522,599	$26.36
Granted	160,900	46.34	145,580	46.97	212,205	42.22
Forfeited	(14,221)	45.30	(17,043)	38.90	(20,492)	31.44
Vested and released	(166,499)	31.33	(194,274)	26.39	(161,895)	23.13
Ending non-vested balance	466,860	44.97	486,680	39.86	552,417	33.21
The aggregate grant date fair value of performance share units (base level) vested and released in 2014, 2013 and 2012 totaled $5.2 million, $5.1 million and $3.7 million, respectively. The aggregate intrinsic value of performance share units vested and released in 2014, 2013 and 2012 (including units paid in cash to cover tax withholdings) totaled $7.7 million, $9.1 million and $7.2 million, respectively. The vested units were issued at the maximum level (125%) based on performance levels achieved.
Purchase Match Units
The ProAssurance Corporation 2011 Employee Stock Ownership Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, with participant contributions subject to a $5,000 annual limit per participant. Purchase match unit activity during 2014, 2013 and 2012 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant.

	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	63,125	$41.34	40,985	$39.85	18,900	$36.20
Granted	29,069	44.55	25,151	43.57	23,799	42.59
Forfeited	(2,968)	43.14	(2,456)	40.71	(1,610)	37.72
Vested and released	(17,125)	36.61	(555)	36.33	(104)	36.20
Ending non-vested balance	72,101	43.69	63,125	41.34	40,985	39.85
The aggregate grant date fair value of purchase match units vested and released in 2014 totaled $0.6 million and the aggregate intrinsic value of purchase match share units vested and released in 2014 (including units paid in cash to cover tax withholdings) totaled $0.8 million. In both 2013 and 2012 the aggregate grant date fair value and the aggregate intrinsic value of units vested were nominal as 2014 was the first full vesting period.
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other investments totaled $33.3 million at December 31, 2014 and $27.3 million at December 31, 2013. ProAssurance VIE interests, carried as a part of Investment in unconsolidated subsidiaries, totaled $65.0 million at December 31, 2014 and $49.5 million at December 31, 2013.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

arrangements with any of the entities to provide other financial support to or on behalf of the entity. At December 31, 2014, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
14. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted, and purchase share units have vested. All outstanding stock options, performance, restricted, and purchase share units had a dilutive effect for the years ended December 31, 2014, 2013 and 2012.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

15. Segment Information
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
The accounting policies of the segments are the same as those described in Note 1. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, and excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, and investment results of investment assets solely allocated to Syndicate 1729 operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment sales and transfers as if the sales or transfers were to third parties at current market prices. Assets are not allocated to segments because investments and assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

Financial data by segment for the years December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$492,733	$194,540	$12,458	$—	$—	$699,731
Net investment income	—	—	410	125,147	—	125,557
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	3,986	—	3,986
Net realized gains (losses)	—	—	4	14,650	—	14,654
Other income	5,823	645	126	2,285	(481)	8,398
Net losses and loss adjustment expenses	(228,199)	(126,447)	(8,438)	—	—	(363,084)
Underwriting, policy acquisition and operating expenses	(133,132)	(60,357)	(9,535)	(8,768)	481	(211,311)
Segregated portfolio cells dividend expense	—	(1,842)	—	—	—	(1,842)
Interest expense	—	—	—	(14,084)	—	(14,084)
Income tax benefit (expense)	—	—	—	(65,440)	—	(65,440)
Segment operating results	$137,225	$6,539	$(4,975)	$57,776	$—	$196,565
Significant non-cash items
Depreciation and amortization	$8,945	$5,828	$477	$35,073	$—	$50,323

	Year Ended December 31, 2013
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$527,919	$—	$—	$—	$—	$527,919
Net investment income	—	—	—	129,265	—	129,265
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	7,539	—	7,539
Net realized gains (losses)	—	—	—	67,904	—	67,904
Other income	5,648	—	—	1,910	(7)	7,551
Gain on acquisition	—	—	—	32,314	—	32,314
Net losses and loss adjustment expenses	(224,761)	—	—	—	—	(224,761)
Underwriting, policy acquisition and operating expenses	(132,076)	—	—	(15,748)	7	(147,817)
Interest expense	—	—	—	(2,755)	—	(2,755)
Income tax benefit (expense)	—	—	—	(99,636)	—	(99,636)
Segment operating results	$176,730	$—	$—	$120,793	$—	$297,523
Significant non-cash items
Depreciation and amortization	$7,199	$—	$—	$38,768	$—	$45,967

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

	Year Ended December 31, 2012
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$550,664	$—	$—	$—	$—	$550,664
Net investment income	—	—	—	136,094	—	136,094
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(6,873)	—	(6,873)
Net realized gains (losses)	—	—		28,863	—	28,863
Other income	5,331	—	—	1,825	(50)	7,106
Gain on acquisition	—	—	—	—	—	—
Net losses and loss adjustment expenses	(179,913)	—	—	—	—	(179,913)
Underwriting, policy acquisition and operating expenses	(125,292)	—	—	(10,389)	50	(135,631)
Interest expense	—	—	—	(2,181)	—	(2,181)
Loss on extinguishment of debt	—	—	—	(2,163)	—	(2,163)
Income tax benefit (expense)	—			(120,496)		(120,496)
Segment operating results	$250,790	$—	$—	$24,680	$—	$275,470
Significant non-cash items
Depreciation and amortization	$7,355	$—	$—	$30,218	$—	$37,573

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

The following table provides detailed information regarding gross premiums earned by major category within each segment as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Year Ended December 31
(In thousands)	2014	2013	2012
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$477,031	$507,222	$539,729
Legal professional liability	28,278	27,162	17,042
Medical technology and life sciences products liability	35,913	33,242	—
Other	1,830	1,807	1,545
Ceded premiums earned*	(50,319)	(41,514)	(7,652)
Segment net premiums earned	$492,733	$527,919	$550,664

Workers' Compensation Segment
Gross premiums earned:
Traditional business	$160,717	$—	$—
Alternative market business	55,616	—	—
Ceded premiums earned	(21,793)	—	—
Segment net premiums earned	$194,540	$—	$—

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	$13,429	$—	$—
Ceded premiums earned	(971)	—	—
Segment net premiums earned	$12,458	$—	$—

Consolidated net premiums earned	$699,731	$527,919	$550,664
* Includes premium ceded from the Specialty P&C Segment to the Lloyd's Syndicate Segment of $4.2 million for year ended December 31, 2014.
16. Benefit Plans
ProAssurance maintains a defined contribution savings and retirement plan (the ProAssurance Savings Plan) that is intended to provide retirement income to eligible employees. The plan provides for employer contributions to the plan of between 5% and 10% of salary for qualified employees. During 2014 and 2013, ProAssurance also maintained similar plans of acquired entities prior to the plans being merged into the ProAssurance Savings Plan. ProAssurance incurred expense related to savings and retirement plans of $6.0 million, $5.1 million and $4.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.
ProAssurance also maintains a non-qualified deferred compensation plan (the ProAssurance Plan) that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan, as well as another plan acquired as part of a business combination, of $0.3 million during the year ended December 31, 2014 and $0.4 million during each of the years ended December 31, 2013 and 2012. ProAssurance deferred compensation liabilities totaled $14.0 million, and $13.1 million at December 31, 2014. and 2013, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

17. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon statutory accounting practices prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted statutory accounting practices that differed from the National Association of Insurance Commissioners' statutory accounting practices at December 31, 2014, 2013 or 2012. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2014 actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries substantially exceeded the regulatory requirements. Net earnings and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Earnings			Statutory Capital and Surplus
2014	2013	2012	2014	2013
$246	$256	$312	$1,681	$1,642
At December 31, 2014 $1.9 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $230 million are permitted to be paid as dividends over the course of 2015 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary.
18. Quarterly Results of Operations (unaudited)
The following is a summary of unaudited quarterly results of operations for 2014 and 2013:

	2014
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$171,730	$176,303	$177,028	$174,670
Net losses and loss adjustment expenses:
Current year	137,647	141,126	142,124	124,271
Prior year	(48,139)	(42,213)	(42,902)	(48,830)
Net income	46,731	49,942	34,778	65,114
Basic earnings per share*	0.76	0.84	0.59	1.13
Diluted earnings per share*	0.76	0.84	0.59	1.12
	2013
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$134,578	$130,352	$133,598	$129,392
Net losses and loss adjustment expenses:
Current year	110,726	109,109	110,987	116,689
Prior year	(53,100)	(38,500)	(49,350)	(81,799)
Net income	112,850	50,451	63,357	70,864
Basic earnings per share*	1.83	0.82	1.02	1.15
Diluted earnings per share*	1.82	0.81	1.02	1.14

*
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the respective year-to-date periods.

19. Subsequent Events
In January 2015, ProAssurance drew $100 million against its revolving credit agreement on a secured basis. Refer to Note 10 for further discussion of the terms of the revolving credit agreement.

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
December 31, 2014

Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
(In thousands)
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$201,736	$206,075	$206,075
States, municipalities and political subdivisions	1,015,555	1,062,615	1,062,615
Foreign Governments	2,709	2,871	2,871
Public utilities	80,086	83,668	83,668
All other corporate bonds	1,307,025	1,330,412	1,330,412
Certificates of deposit	150	150	150
Mortgage-backed securities	448,216	459,236	459,236
Total Fixed Maturities	3,055,477	3,145,027	3,145,027
Equity Securities, trading
Common Stocks:
Public utilities	6,559	7,981	7,981
Banks, trusts and insurance companies	75,171	79,341	79,341
Industrial, miscellaneous and all other	201,377	227,160	227,160
Total Equity Securities, trading	283,107	314,482	314,482
Other long-term investments	418,939	421,655	418,939
Short-term investments	131,259	131,259	131,259
Total Investments	$3,888,782	$4,012,423	$4,009,707

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Balance Sheets

	December 31
(In thousands)	2014	2013
Assets
Investment in subsidiaries, at equity	$2,145,358	$1,996,721
Fixed maturities available for sale, at fair value	203,451	86,603
Equity securities, trading, at fair value	—	12,043
Short-term investments	42,790	191,991
Cash and cash equivalents	87,200	37,459
Restricted cash	—	78,000
Due from subsidiaries	87,719	12,014
Other assets	25,736	255,313
Total Assets	$2,592,254	$2,670,144
Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$184,310	$25,730
Long-term debt	250,000	250,000
Total Liabilities	434,310	275,730
Shareholders’ Equity:
Common stock	623	621
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	2,157,321	2,393,793
Total Shareholders’ Equity	2,157,944	2,394,414
Total Liabilities and Shareholders’ Equity	$2,592,254	$2,670,144

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Statements of Income

	Year Ended December 31
(In thousands)	2014	2013	2012
Net investment income	$3,295	$5,789	$5,281
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	(728)
Net realized investment gains (losses)	990	5,334	3,230
Other income (loss)	660	170	54
	4,945	11,293	7,837
Expenses:
Interest expense	14,084	2,747	1,534
Other expenses	7,083	13,213	8,870
	21,167	15,960	10,404
Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(16,222)	(4,667)	(2,567)
Income tax expense (benefit)	(6,728)	(1,007)	773
Income (loss) before equity in net income of consolidated subsidiaries	(9,494)	(3,660)	(3,340)
Equity in net income of consolidated subsidiaries	206,059	301,183	278,810
Net income	$196,565	$297,523	$275,470
Other comprehensive income	$(1,457)	$(85,719)	$15,343
Comprehensive income	$195,108	$211,804	$290,813

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

ProAssurance Corporation – Registrant Only
Condensed Statements of Cash Flow

	Year Ended December 31
(In thousands)	2014	2013	2012
Net cash provided (used) by operating activities	$20,086	$(24,654)	$3,601
Investing activities
Purchases of equity securities trading	(310)	(1,265)	(364)
Proceeds from sale or maturities of:
Fixed maturities, available for sale	104,844	224,993	150,192
Equity securities trading	12,813	1,113	616
Net decrease (increase) in short-term investments	149,202	(187,625)	58,657
Dividends from subsidiaries	67,188	239,484	59,369
Contribution of capital to subsidiaries	(7,000)	—	(184,330)
Deposit made for future acquisition	—	(205,244)	—
(Increase) decrease in restricted cash	78,000	(78,000)	—
Funds advanced for Syndicate 1729 FAL deposit	(76,553)	(8,699)	—
Funds advanced under Syndicate 1729 credit agreement	(9,107)	(1,665)	—
Other	415	(20)	(1)
Net cash provided (used) by investing activities	319,492	(16,928)	84,139
Financing activities
Proceeds from long-term debt	—	250,000	125,000
Principal repayment of debt	—	(125,000)	(32,992)
Repurchase of common stock	(222,360)	(29,089)	—
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	8,301	6,258	7,066
Excess of tax benefit from share-based payment arrangements	1,631	2,128	7,022
Dividends to shareholders	(70,490)	(46,375)	(200,118)
Other	(6,919)	(8,278)	(12,259)
Net cash provided (used) by financing activities	(289,837)	49,644	(106,281)
Increase (decrease) in cash and cash equivalents	49,741	8,062	(18,541)
Cash and cash equivalents, beginning of period	37,459	29,397	47,938
Cash and cash equivalents, end of period	$87,200	$37,459	$29,397
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds	$26,061	$117,107	$110,278
Cash paid during the year for interest	$13,408	$913	$2,342
Significant non-cash transactions:
Dividends declared and not yet paid	$167,744	$18,532	$—
Securities transferred at fair value as dividends from subsidiaries	$227,412	$69,011	$241,081

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements of Registrant
1. Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s (PRA Parent) consolidated financial statements. At December 31, 2014 and 2013, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
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
4. Long-term Debt
Outstanding long-term debt, as of December 31, 2014 and 2013, consisted of the following:

(In thousands)	2014	2013
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving credit agreement, outstanding borrowings not permitted to exceed $200 million aggregately, expires in 2016	—	—
	$250,000	$250,000
See Note 10 of the Notes to Consolidated Financial Statements included herein for a detailed description of the terms of the Senior Notes due 2023 and the Revolving Credit Agreement.
5. Related Party Transactions
PRA Parent received dividends from its subsidiaries of $294.6 million, $308.5 million and $300.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. PRA Parent contributed capital of $7.0 million, and $184.3 million to its subsidiaries during the years ended December 31, 2014 and 2012, respectively. No capital was contributed to subsidiaries during the year ended December 31, 2013. Capital contributed in 2012 was primarily for the purpose of funding the Medmarc acquisition. Additionally, advances of $76.6 million and $8.7 million were made in 2014 and 2013, respectively, to a subsidiary that is a Corporate Member at Lloyds. The subsidiary used the advances to provide capital at Lloyd's, also known as FAL, in support of Syndicate 1729.
6. Income Taxes
Under terms of PRA Parent’s tax sharing agreement with its subsidiaries, income tax provisions for individual companies are allocated on a separate company basis.
7. Commitment to Syndicate 1729
ProAssurance has provided a revolving credit agreement (the "Syndicate Credit Agreement") to Premium Trust Fund of Syndicate 1729 which will provide operating funds for the Syndicate of up to £10 million (approximately $16 million at December 31, 2014). At December 31, 2014, £6.6 million ($11.0 million) had been drawn under the Syndicate Credit Agreement. See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the Syndicate Credit Agreement.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information

(In thousands)	2014	2013	2012
Net premiums earned
Specialty P&C	$492,733	$527,919	$550,664
Workers' Compensation	194,540	—	—
Lloyd's Syndicate	12,458	—	—
Consolidated	699,731	527,919	550,664
Net investment income (1)
Lloyd's Syndicate	410	—	—
Corporate	125,147	129,265	136,094
Consolidated	125,557	129,265	136,094
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	408,987	447,510	451,951
Workers' Compensation	127,743	—	—
Lloyd's Syndicate	8,438	—	—
Consolidated	545,168	447,510	451,951
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	(180,788)	(222,749)	(272,038)
Workers' Compensation	(1,296)	—	—
Lloyd's Syndicate	—	—	—
Consolidated	(182,084)	(222,749)	(272,038)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	389,458	388,813	339,142
Workers' Compensation	117,775	—	—
Lloyd's Syndicate	404	—	—
Consolidated	507,637	388,813	339,142
Amortization of deferred policy acquisition costs
Specialty P&C	55,105	53,207	54,887
Workers' Compensation	10,307	—	—
Lloyd's Syndicate	3,165	—	—
Consolidated	68,577	53,207	54,887
Other underwriting, policy acquisition and operating expenses
Specialty P&C	78,027	78,869	70,405
Workers' Compensation	50,050	—	—
Lloyd's Syndicate	6,370	—	—
Corporate	8,768	15,748	10,389
Consolidated (2)	142,734	94,610	80,744
Net premiums written
Specialty P&C	467,046	525,182	528,298
Workers' Compensation	202,697	—	—
Lloyd's Syndicate	32,106	—	—
Consolidated	701,849	525,182	528,298
Deferred policy acquisition costs (1)	38,790	28,207	23,179
Reserve for losses and loss adjustment expenses (1)	2,058,266	2,072,822	2,054,994
Unearned premiums (1)	345,828	255,463	233,861
(1) Assets are not allocated to segments because investments and assets are not managed at the segment level, with the exception of the FAL investments held at our Lloyd's Syndicate segment.
(2) Includes Inter-segment eliminations.

ProAssurance Corporation and Subsidiaries
Schedule IV – Reinsurance

(In thousands)	2014	2013	2012
Property and Liability *
Premiums earned	$755,623	$568,629	$558,200
Premiums ceded	(68,879)	(41,514)	(7,652)
Premiums assumed	12,987	804	116
Net premiums earned	$699,731	$527,919	$550,664
Percentage of amount assumed to net	1.86%	0.15%	0.02%

*	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

2
Schedules to the following documents are omitted; the contents of the schedules are generally described in the documents; and ProAssurance will upon request furnish to the Commission supplementally a copy of any omitted schedule

2.1
Agreement and Plan of Merger by and among ProAssurance Corporation, CA Bridge Corporation and American Physicians Service Group, Inc. dated August 31, 2010, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring August 31, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

2.2
Stock Purchase Agreement dated as of June 26, 2012, by and among ProAssurance Corporation, PRA Professional Liability Group, Inc. and Medmarc Mutual Insurance Company, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

2.3
Agreement and Plan of Merger by and among ProAssurance Corporation, PA Merger Company and Eastern Insurance Holdings, Inc., dated September 23, 2013, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring September 24, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(a)
Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(b)
Certificate of Amendment to Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.2
Third Restatement of the Bylaws of ProAssurance, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring December 1, 2010 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

4.1
Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

4.2
First Supplemental Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company relating to the $250,000 5.30% Senior Notes due 2023, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness that has not been registered. See also the documents related to long term indebtedness filed as material contracts under Exhibits 10.14(a), (b), (c), (d) and (e) to this Form 10-K.

10.1(a)
Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan), filed as an Exhibit to MAIC Holding’s Registration Statement on Form S-4 (File No. 33-91508) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.1(b)
Amendment and Assumption Agreement by and between ProAssurance and Medical Assurance, Inc., filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.1(c)
Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996, filed as an Exhibit to MAIC Holding’s Proxy Statement for the 1996 Annual Meeting (File No. 0-19439) is incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.2(a)
ProAssurance Corporation 2004 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 16, 2004 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.2(b)
First amendment to 2004 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.3(a)	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (11):*
Howard H. Friedman Jeffrey P. Lisenby Frank B. O’Neil Edward L. Rand
Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

10.4(a)
Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 12, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.4(b)
Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.5
Consulting Agreement between ProAssurance and William J. Listwan, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.6
Form of Release and Severance Compensation Agreement dated as of September 1, 2011 between ProAssurance and Ross E. Taubman, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.7	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance*:

                            Lucian F. Bloodworth Samuel A. Di Piazza, Jr.
                            Robert E. Flowers Howard H. Friedman
                            M. James Gorrie Jeffrey P. Lisenby
                            William J. Listwan John J. McMahon
                            Drayton Nabers Frank B. O’Neil
                            Ann F. Putallaz Edward L. Rand, Jr.
                            Frank A. Spinosa W. Stancil Starnes
                            Ross E. Taubman Anthony R. Tersigni
                            Thomas A. S. Wilson, Jr.

Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.8
ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII), filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.9
Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.10(a)
Director Deferred Compensation Plan as amended and restated December 7, 2011, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.10(b)
Amendment No. 1 to the Amended and Restated Director Deferred Compensation Plan dated May 22, 2013, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.12(a)
ProAssurance Corporation 2008 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated by reference pursuant to SEC Rule 12b-32.*

10.12(b)
First Amendment to the 2008 Equity Incentive Plan, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.13
ProAssurance Corporation 2008 Annual Incentive Compensation Plan, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.14(a)
Revolving Credit Agreement, dated April 15, 2011, between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.14(b)
Amendment No. 1 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.14(c)
Amendment No. 2 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring November 8, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.14(d)
Form of the Augmenting Lender Supplement to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ending June 30, 2014 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.14(e)
Pledge and Security Agreement between ProAssurance and U.S. Bank National Association, filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.15
ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring May 14, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.16
ProAssurance Corporation 2014 Annual Incentive Plan, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) filed on April 22, 2013 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.17
Retention and Severance Compensation Agreement effective January 1, 2013, between ProAssurance and Mary Todd Peterson, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.18
Facility Agreement between ProAssurance and the Premiums Trust Fund of Syndicate 1729, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.19
Underwriting Agreement between ProAssurance and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.20
Retention and Severance Compensation Agreement effective January 1, 2014, between ProAssurance and Michael L. Boguski, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

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