Form 10-Q
period 2015-03-31
PROASSURANCE CORP
filed 2015-05-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 55,014,196 shares of the registrant’s common stock outstanding.

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
•
changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board (PCAOB), or the New York Stock Exchange (NYSE) and that may affect our business;

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

•
consolidation of our insureds into or under larger entities which may be insured by competitors, may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;

•	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
•	changes in the availability, cost, quality, or collectability of insurance/reinsurance;
•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
•	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
•	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
•	loss or consolidation of independent agents, agencies, brokers, or brokerage firms;
•	changes in our organization, compensation and benefit plans;
•	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;

•	our ability to retain and recruit senior management;
•
the availability, integrity and security of our technology infrastructure or that of our third party providers of technology infrastructure, including any susceptibility to cyber-attacks which might result in a loss of information or operating capability;

•	the impact of a catastrophic event, as it relates to both our operations and our insured risks;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorism related insurance legislation and laws;
•	assessments from guaranty funds;
•	our ability to achieve continued growth through expansion into new markets or through acquisitions or business combinations;
•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,942,635 and $3,055,477, respectively	$3,045,497	$3,145,027
Equity securities, trading, at fair value; cost, $300,863 and $283,107, respectively	332,649	314,482
Short-term investments	114,761	131,259
Business owned life insurance	56,837	56,381
Investment in unconsolidated subsidiaries	289,378	276,501
Other investments, $31,664 and $28,958 at fair value, respectively, otherwise at cost or amortized cost	92,487	86,057
Total Investments	3,931,609	4,009,707
Cash and cash equivalents	203,576	197,040
Premiums receivable	209,272	202,528
Receivable from reinsurers on paid losses and loss adjustment expenses	13,366	6,494
Receivable from reinsurers on unpaid losses and loss adjustment expenses	238,604	237,966
Prepaid reinsurance premiums	34,958	32,115
Deferred policy acquisition costs	40,954	38,790
Real estate, net	39,670	39,799
Intangible assets	98,666	100,733
Goodwill	210,725	210,725
Other assets	92,680	93,263
Total Assets	$5,114,080	$5,169,160
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,044,230	$2,058,266
Unearned premiums	373,451	345,828
Reinsurance premiums payable	26,458	17,451
Total Policy Liabilities	2,444,139	2,421,545
Deferred tax liability	30,392	18,818
Other liabilities	160,905	320,853
Long-term debt	350,000	250,000
Total Liabilities	2,985,436	3,011,216
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,474,956 and 62,297,214 shares issued, respectively	625	623
Additional paid-in capital	359,135	359,577
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $35,473 and $31,342, respectively	65,877	58,204
Retained earnings	2,012,328	1,991,704
Treasury shares, at cost, 7,022,298 shares and 5,763,388 shares, respectively	(309,321)	(252,164)
Total Shareholders’ Equity	2,128,644	2,157,944
Total Liabilities and Shareholders’ Equity	$5,114,080	$5,169,160
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
Common shares reacquired	—	—	—	—	(57,157)	(57,157)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,270	—	—	—	1,270
Share-based compensation	—	2,703	—	—	—	2,703
Net effect of restricted and performance shares issued and stock options exercised	2	(4,415)	—	—	—	(4,413)
Dividends to shareholders	—	—	—	(17,190)	—	(17,190)
Other comprehensive income (loss)	—	—	7,673	—	—	7,673
Net income	—	—	—	37,814	—	37,814
Balance at March 31, 2015	$625	$359,135	$65,877	$2,012,328	$(309,321)	$2,128,644

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2013	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
Common shares reacquired	—	—	—	—	(83,658)	(83,658)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,416	—	—	—	1,416
Share-based compensation	—	3,240	—	—	—	3,240
Net effect of restricted and performance shares issued and stock options exercised	2	(3,002)	—	—	—	(3,000)
Dividends to shareholders	—	—	—	(17,906)	—	(17,906)
Other comprehensive income (loss)	—	—	10,745	—	—	10,745
Net income	—	—	—	46,731	—	46,731
Balance at March 31, 2014	$623	$351,548	$70,406	$2,044,428	$(115,023)	$2,351,982
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2015	2014
Revenues
Net premiums earned	$171,899	$171,730
Net investment income	27,304	29,732
Equity in earnings (loss) of unconsolidated subsidiaries	1,622	1,751
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(3,271)	(50)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	1,441	—
Net impairment losses recognized in earnings	(1,830)	(50)
Other net realized investment gains (losses)	6,669	2,794
Total net realized investment gains (losses)	4,839	2,744
Other income	2,169	2,094
Total revenues	207,833	208,051
Expenses
Losses and loss adjustment expenses	118,169	96,052
Reinsurance recoveries	(13,029)	(6,544)
Net losses and loss adjustment expenses	105,140	89,508
Underwriting, policy acquisition and operating expenses	51,356	52,515
Segregated portfolio cells dividend expense	2,184	1,049
Interest expense	3,631	3,570
Total expenses	162,311	146,642
Income before income taxes	45,522	61,409
Provision for income taxes
Current expense (benefit)	352	7,905
Deferred expense (benefit)	7,356	6,773
Total income tax expense (benefit)	7,708	14,678
Net income	37,814	46,731
Other comprehensive income (loss), after tax, net of reclassification adjustments	7,673	10,745
Comprehensive income	$45,487	$57,476
Earnings per share:
Basic	$0.67	$0.76
Diluted	$0.67	$0.76
Weighted average number of common shares outstanding:
Basic	56,592	61,251
Diluted	56,813	61,497
Cash dividends declared per common share	$0.31	$0.30
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2015	2014
Operating Activities
Net income	$37,814	$46,731
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	12,086	11,587
Net realized investment gains	(4,839)	(2,744)
Share-based compensation	2,703	3,240
Deferred income taxes	7,356	6,773
Policy acquisition costs, net amortization (net deferral)	(2,164)	(2,370)
Other	(4,856)	2,057
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(6,744)	(16,698)
Reinsurance related assets and liabilities	(1,346)	(12,609)
Other assets	(3,919)	(1,803)
Reserve for losses and loss adjustment expenses	(14,036)	(20,230)
Unearned premiums	27,623	30,439
Other liabilities	(12,835)	(13,938)
Net cash provided (used) by operating activities	$36,843	$30,435
Investing Activities
Purchases of:
Fixed maturities, available for sale	$(215,122)	$(130,311)
Equity securities, trading	(97,626)	(20,976)
Other investments	(9,288)	(5,246)
Funding of tax credit limited partnerships	(590)	(1,811)
Investment in unconsolidated subsidiaries	(15,416)	(8,995)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	323,386	110,647
Equity securities, trading	82,984	62,786
Other investments	3,052	397
Distributions from unconsolidated subsidiaries	4,159	—
Net sales or maturities (purchases) of short-term investments	16,479	110,843
Cash received in acquisitions	—	35,013
Unsettled security transactions, net change	9,246	4,024
(Increase) decrease in restricted cash	—	78,000
Other	(2,857)	4,968
Net cash provided (used) by investing activities	$98,407	$239,339
Continued on following page.

	Three Months Ended March 31
	2015	2014
Financing Activities
Borrowing under revolving credit agreement	$100,000	$—
Repurchase of common stock	(57,157)	(78,976)
Dividends to shareholders	(167,211)	(18,358)
Other	(4,346)	(5,580)
Net cash provided (used) by financing activities	(128,714)	(102,914)
Increase (decrease) in cash and cash equivalents	6,536	166,860
Cash and cash equivalents at beginning of period	197,040	129,383
Cash and cash equivalents at end of period	$203,576	$296,243

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$—	$205,244
Dividends declared and not yet paid	$17,190	$17,906
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2014 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2015 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty Property and Casualty (Specialty P&C), Workers' Compensation, Lloyd's Syndicate, and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.
Other Liabilities
Other liabilities consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
Segregated portfolio cell dividends payable	$18.0	$15.8
Unpaid dividends	17.2	167.7
All other	125.7	137.4
Total other liabilities	$160.9	$320.9
Segregated portfolio cells (SPCs) are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks, with the net operating results of the SPC due to the preferred shareholders of that cell. ProAssurance uses SPCs to offer risk-sharing insurance solutions to certain customer groups, and typically owns some portion of each cell. SPC dividends payable represents the cumulative undistributed earnings of SPCs that are contractually payable to external preferred shareholders of the cells.
Unpaid dividends represents common stock dividends declared by ProAssurance's Board of Directors that have not yet been paid. Unpaid dividends were higher at December 31, 2014 due to a special dividend declared in late 2014 that was paid in January 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Accounting Changes Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations. Under the new guidance, reporting entities are required to report disposals of business components only if the disposal represents a strategic shift in the entity’s operations that will have a major effect on the entity’s operations and financial results. The new guidance expands disclosure requirements for reported discontinued operations and requires disclosure of pre-tax profit or loss attributable to significant disposals that are not reported as discontinued operations. ProAssurance adopted the guidance as of January 1, 2015. Adoption of the guidance had no effect on ProAssurance’s results of operations or financial position.
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
Simplifying the Presentation of Debt Issuance Costs
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance related to the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ProAssurance plans to adopt the guidance beginning January 1, 2016. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Amendments to the Consolidation Analysis
Effective for fiscal years beginning after December 15, 2015, the FASB issued additional guidance regarding the consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new standard modifies the evaluation of whether or not entities are variable interest entities (VIEs) and the consolidation analysis of entities involved with VIEs, particularly those having fee arrangements and related party relationships. ProAssurance is in the process

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

of evaluating the effect, if any, of the new guidance on its results of operations and financial position and plans to adopt the guidance beginning January 1, 2016. The effect is not expected to be material.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
Effective for fiscal years beginning after December 15, 2015, the FASB issued additional guidance regarding accounting for cloud computing arrangements. Under the new guidance, customers participating in cloud computing arrangements that include a software license should account for the software license element of the arrangement consistent with the acquisition of other software licenses. Customers should account for cloud computing arrangements that do not include a software license as a service contract, following existing guidance for service contracts. ProAssurance is in the process of evaluating the effect that the use of the new method would have on its results of operations and financial position and plans to adopt the guidance beginning January 1, 2016. The effect is not expected to be material.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

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

Level 3:
the reporting entity's own assumptions about market participant assumptions based on the best information available in the circumstances (non-observable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models for which some or all of the inputs are not observable, discounted cash flow methodologies, single non-binding broker quotes and adjustments to externally quoted prices that are based on management judgment or estimation.

Fair values of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	March 31, 2015
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$89,389	$—	$89,389
U.S. Government-sponsored enterprise obligations	—	37,558	—	37,558
State and municipal bonds	—	1,020,129	5,025	1,025,154
Corporate debt, multiple observable inputs	—	1,433,002	—	1,433,002
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	9,293	9,293
Other corporate debt, NRSRO ratings not available	—	—	684	684
Residential mortgage-backed securities	—	281,122	—	281,122
Agency commercial mortgage-backed securities	—	13,898	—	13,898
Other commercial mortgage-backed securities	—	44,826	—	44,826
Other asset-backed securities	—	105,783	4,788	110,571
Equity securities
Financial	81,753	—	—	81,753
Utilities/Energy	31,690	—	—	31,690
Consumer oriented	66,053	—	—	66,053
Industrial	60,755	—	—	60,755
Bond funds	69,945	—	—	69,945
All other	22,453	—	—	22,453
Short-term investments	114,761	—	—	114,761
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	145,888	145,888
Other investments	6,245	25,419	—	31,664
Total assets	$453,655	$3,051,126	$165,678	$3,670,459

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

	December 31, 2014
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$166,512	$—	$166,512
U.S. Government-sponsored enterprise obligations	—	39,563	—	39,563
State and municipal bonds	—	1,057,590	5,025	1,062,615
Corporate debt, multiple observable inputs	—	1,404,020	—	1,404,020
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	10,474	10,474
Other corporate debt, NRSRO ratings not available	—	—	2,607	2,607
Residential mortgage-backed securities	—	276,056	—	276,056
Agency commercial mortgage-backed securities	—	15,493	—	15,493
Other commercial mortgage-backed securities	—	51,063	—	51,063
Other asset-backed securities	—	111,855	4,769	116,624
Equity securities
Financial	79,341	—	—	79,341
Utilities/Energy	25,629	—	—	25,629
Consumer oriented	65,670	—	—	65,670
Industrial	55,460	—	—	55,460
Bond funds	55,196	—	—	55,196
All other	33,186	—	—	33,186
Short-term investments	131,199	60	—	131,259
Financial instruments carried at fair value, classified as a part of:
Investment in unconsolidated subsidiaries	—	—	133,250	133,250
Other investments	6,050	22,908	—	28,958
Total assets	$451,731	$3,145,120	$156,125	$3,752,976
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio, and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. If a value did not appear reasonable, the valuation was discussed with the service that provided the value and would have been adjusted, if necessary. No such adjustments were necessary in 2015 or 2014.
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
March 31, 2015

State and municipal bonds were valued using a series of matrices that considered credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations were further adjusted, when necessary, to reflect the expected effect on fair value of recent significant economic or geographic events or ratings changes.
Corporate debt with multiple observable inputs consisted primarily of corporate bonds, but also included a small number of bank loans. The methodology used to value Level 2 corporate bonds was the same as the methodology previously described for U.S. Government-sponsored enterprise obligations. Bank loans were valued based on an average of broker quotes for the loans in question, if available. If quotes are not available, the loans are valued based on quoted prices for comparable loans or, if the loan is newly issued, by comparison to similar seasoned issues. Broker quotes are compared to actual trade prices on a regular basis to permit assessment of the reliability of the quotes; unreliable quotes are not considered in quoted averages.
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

Level 3 Valuation Methodologies
State and municipal bonds consisted of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity. At March 31, 2015, 100% of the securities were rated; the average rating was A-.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2015, the average rating of rated securities was BBB+.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Investment in unconsolidated subsidiaries consisted of limited partnership (LP) and limited liability company (LLC) interests valued using the NAV provided by the LP/LLC, which approximated the fair value of the interest.
Such interests include the following:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2015	March 31, 2015	December 31, 2014
Investments in LPs/LLCs:
Private debt funds (1)	$24,285	$40,325	$37,296
Long equity fund (2)	None	6,949	6,747
Long/short equity funds (3)	None	25,262	25,301
Non-public equity funds (4)	$59,893	61,060	51,811
Multi-strategy fund of funds (5)	None	8,402	8,271
Structured credit fund (6)	None	3,890	3,824
		$145,888	$133,250

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

(2)
The fund is an LP that holds long equities of public international companies. Redemptions are allowed at the end of any calendar month with a prior notice requirement of 15 days and are paid within 10 days of the end of the calendar month of the redemption request.

(3)
Comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short North American equities, and target absolute returns using strategies designed to take advantage of event-driven market opportunities. The funds generally permit quarterly or semi-annual capital redemptions subject to notice requirements of 30 to 90 days. For some funds, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.

(4)
Comprised of interests in three unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. One LP allows redemption by special consent; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span of up to 9 years.

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
March 31, 2015

Quantitative Information Regarding Level 3 Valuations

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
(In millions)	March 31, 2015	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$5.0	$5.0	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$10.0	$13.1	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.8	$4.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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

	March 31, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Investment in Unconsolidated Subsidiaries	Total
Balance December 31, 2014	$—	$5,025	$13,081	$4,769	$133,250	$156,125
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	17	—	—	17
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	3,501	3,501
Net realized investment gains (losses)	—	—	2	—	—	2
Included in other comprehensive income	—	—	(283)	19	—	(264)
Purchases	—	—	1,516	—	13,570	15,086
Sales	—	—	(301)	—	(4,433)	(4,734)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	(4,055)	—	—	(4,055)
Balance March 31, 2015	$—	$5,025	$9,977	$4,788	$145,888	$165,678
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$3,501	$3,501

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

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

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three months ended March 31, 2015 or 2014.
Transfers shown in the preceding Level 3 Tables were as of the end of the period and were to or from Level 2, unless otherwise noted.
All transfers during the three months ended March 31, 2015 and March 31, 2014 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Business Owned Life Insurance (BOLI)	$56,837	$56,837	$56,381	$56,381
Other investments	$60,823	$58,855	$57,099	$57,994
Other assets	$24,017	$23,989	$22,440	$22,399
Financial liabilities:
Senior notes due 2023	$250,000	$277,100	$250,000	$276,503
Revolving credit agreement	$100,000	$100,000	$—	$—
Other liabilities	$15,117	$15,111	$14,656	$14,645
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

3. Investments
Available-for-sale securities at March 31, 2015 and December 31, 2014 included the following:

	March 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$86,729	$2,732	$72	$89,389
U.S. Government-sponsored enterprise obligations	35,972	1,616	30	37,558
State and municipal bonds	978,713	46,830	389	1,025,154
Corporate debt	1,402,723	52,957	12,701	1,442,979
Residential mortgage-backed securities	270,934	10,403	215	281,122
Agency commercial mortgage-backed securities	13,635	285	22	13,898
Other commercial mortgage-backed securities	43,852	1,005	31	44,826
Other asset-backed securities	110,077	545	51	110,571
	$2,942,635	$116,373	$13,511	$3,045,497

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$163,714	$3,785	$987	$166,512
U.S. Government-sponsored enterprise obligations	38,022	1,641	100	39,563
State and municipal bonds	1,015,555	47,395	335	1,062,615
Corporate debt	1,389,970	44,234	17,103	1,417,101
Residential mortgage-backed securities	266,306	10,198	448	276,056
Agency commercial mortgage-backed securities	15,344	208	59	15,493
Other commercial mortgage-backed securities	50,025	1,137	99	51,063
Other asset-backed securities	116,541	288	205	116,624
	$3,055,477	$108,886	$19,336	$3,145,027

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$86,729	$5,317	$69,599	$11,131	$3,342	$89,389
U.S. Government-sponsored enterprise obligations	35,972	2,807	25,696	8,710	345	37,558
State and municipal bonds	978,713	53,150	361,772	443,677	166,555	1,025,154
Corporate debt	1,402,723	106,913	733,014	573,797	29,255	1,442,979
Residential mortgage-backed securities	270,934	—	—	—	—	281,122
Agency commercial mortgage-backed securities	13,635	—	—	—	—	13,898
Other commercial mortgage-backed securities	43,852	—	—	—	—	44,826
Other asset-backed securities	110,077	—	—	—	—	110,571
	$2,942,635					$3,045,497
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at March 31, 2015.
Cash and securities with a carrying value of $50.0 million at March 31, 2015 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $127.5 million at March 31, 2015 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's (FAL). ProAssurance investments at March 31, 2015 included fixed maturities with a fair value of $84.7 million and short term investments with a fair value of approximately $1.0 million on deposit with Lloyd's in order to satisfy these FAL requirements.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $33 million). All insured individuals were management employees at the time the policies were acquired. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other investments at March 31, 2015 and December 31, 2014 were comprised as follows:

(In thousands)	March 31, 2015	December 31, 2014
Investments in LPs/LLCs, at cost	$57,218	$53,258
Convertible securities, at fair value	31,664	28,958
Other, principally FHLB capital stock, at cost	3,605	3,841
	$92,487	$86,057
Investments in convertible securities are carried at fair value as permitted by the accounting guidance for hybrid financial instruments, with changes in fair value recognized in income as a component of Net realized investment gains or losses during the period of change. Interest on convertible securities is recorded on an accrual basis based on contractual interest rates and is included in Net investment income.
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	March 31, 2015			Carrying Value
(In thousands)	Unfunded Commitments*	Percentage Ownership		March 31, 2015	December 31, 2014
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	$14,947	See below		$130,622	$133,143
Other tax credit partnerships	$17,881	See below		2,119	—
Private debt funds	$24,285	<	20%	40,325	37,296
Long equity fund	None	<	20%	6,949	6,747
Long/short equity funds	None	<	25%	25,262	25,301
Non-public equity funds	$73,419	<	20%	67,646	58,128
Multi-strategy fund of funds	None	<	20%	8,402	8,271
Structured credit fund	None	<	20%	3,890	3,824
Real estate fund	$6,526	<	20%	4,163	3,791
				$289,378	$276,501
* Unfunded commitments are included in the carrying value of tax credit partnerships only.
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $56.9 million at March 31, 2015. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $73.7 million at March 31, 2015. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
Other tax credit partnerships are comprised entirely of historic tax credits. The historic tax credits generate investment returns by providing tax benefits to fund investors in the form of tax credits, project operating losses as well as returns of cash from operations. ProAssurance's ownership percentage relative to the tax credit partnership is almost 100%. ProAssurance does not have the ability to exert control over the partnership; the interests are accounted for using the equity method.
The Private debt funds are structured to provide interest distributions primarily through a diversified portfolio of private debt investments.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2015 and December 31, 2014, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$16,584	$72	$10,446	$26	$6,138	$46
U.S. Government-sponsored enterprise obligations	5,210	30	5,210	30	—	—
State and municipal bonds	41,323	389	34,413	214	6,910	175
Corporate debt	251,302	12,701	198,137	9,631	53,165	3,070
Residential mortgage-backed securities	41,413	215	31,352	121	10,061	94
Agency commercial mortgage-backed securities	428	22	—	—	428	22
Other commercial mortgage-backed securities	8,260	31	4,225	11	4,035	20
Other asset-backed securities	32,062	51	31,157	51	905	—
	$396,582	$13,511	$314,940	$10,084	$81,642	$3,427
Other investments
Investments in LPs/LLCs carried at cost	$31,660	$3,208	$31,660	$3,208	$—	$—

	December 31, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$61,209	$987	$46,869	$617	$14,340	$370
U.S. Government-sponsored enterprise obligations	6,268	100	2,775	44	3,493	56
State and municipal bonds	39,831	335	18,910	84	20,921	251
Corporate debt	423,107	17,103	326,804	13,236	96,303	3,867
Residential mortgage-backed securities	45,006	448	14,406	31	30,600	417
Agency commercial mortgage-backed securities	4,783	59	70	—	4,713	59
Other commercial mortgage-backed securities	13,860	99	7,005	28	6,855	71
Other asset-backed securities	62,577	205	59,176	109	3,401	96
	$656,641	$19,336	$476,015	$14,149	$180,626	$5,187
Other investments
Investments in LPs/LLCs carried at cost	$23,683	$3,948	$22,265	$3,711	$1,418	$237
As of March 31, 2015, excluding U.S. government backed securities, there were 364 debt securities (13.0% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 301 issuers. The greatest and second greatest unrealized loss position among those securities were approximately $1.1 million and $0.9 million, respectively. The securities were evaluated for impairment as of March 31, 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

As of December 31, 2014, excluding U.S. government backed securities, there were 588 debt securities (20.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 434 issuers. Both the greatest and second greatest unrealized loss position among those securities approximated $1.7 million. The securities were evaluated for impairment as of December 31, 2014.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an other-than-temporary impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2014 Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2015, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the March 31, 2015 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2015	2014
Fixed maturities	$24,959	$28,041
Equities	3,013	2,267
Short-term and Other investments	504	1,412
Business owned life insurance	456	446
Investment fees and expenses	(1,628)	(2,434)
Net investment income	$27,304	$29,732
Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses due to amortization resulting from the allocable portion of the projected operating losses of qualified affordable housing project tax credits investments of $2.5 million and $1.7 million for the three-month periods ended March 31, 2015, and 2014, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2015	2014
Total other-than-temporary impairment losses:
State and municipal bonds	$—	$(50)
Corporate debt	(3,271)	—
Portion recognized in (reclassified from) Other Comprehensive Income:
Corporate debt	1,441	—
Net impairments recognized in earnings	$(1,830)	$(50)
Gross realized gains, available-for-sale securities	4,013	805
Gross realized (losses), available-for-sale securities	(1,255)	(54)
Net realized gains (losses), trading securities	2,667	13,783
Net realized gains (losses), Other investments	116	198
Change in unrealized holding gains (losses), trading securities	858	(12,946)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	270	1,008
Net realized investment gains (losses)	$4,839	$2,744
During the first quarter of 2015, ProAssurance recognized credit-related impairments of $1.8 million related to its investments in high-yield securities from three issuers in the energy industry. ProAssurance also recognized non-credit impairments of $1.4 million related to these securities as the fair value of the securities was less than the future cash flows expected to be received from the securities.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the other-than-temporary impairment was recorded in Other comprehensive income.

	Three Months Ended March 31
(In thousands)	2015	2014
Balance beginning of period	$232	$83
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	1,830	—
Balance March 31	$2,062	$83
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2015	2014
Proceeds from sales (exclusive of maturities and paydowns)	$205.9	$16.8
Purchases	$215.1	$130.3

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

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
ProAssurance had receivables for federal income taxes of $1.2 million at March 31, 2015 and $1.1 million at December 31, 2014, both carried as a part of Other Assets. The liability for unrecognized tax benefits was $0.6 million at both March 31, 2015 and December 31, 2014.
5. Deferred Policy Acquisition Costs
Policy acquisition costs that are primarily and directly related to the successful production of new and renewal insurance contracts, most significantly agent commissions, premium taxes, and underwriting salaries and benefits, are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned.
Amortization of deferred policy acquisition costs was $19.0 million and $19.8 million for the three months ended March 31, 2015 and 2014, respectively.
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
During the three months ended March 31, 2015, ProAssurance recognized favorable net loss development of $33.5 million, related to prior accident years. The favorable net loss development primarily reflected reductions in the Company's estimates of claims severity related to the 2008 through 2012 accident years.
For the three months ended March 31, 2014, ProAssurance recognized favorable net loss development of $48.1 million which primarily reflected reductions in estimated claims severity related to the 2007 through 2011 accident years.
7. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's 2014 Form 10-K.
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $152.8 million, expected to be paid as follows: $76.9 million in 2015, $74.4 million in 2016 and 2017 combined, $0.7 million in 2018 and 2019 combined, and $0.8 million thereafter. Of these funding commitments, $14.9 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $13.5 million in 2015, $0.5 million in 2016 and 2017 combined, $0.3 million in 2018 and 2019 combined and $0.6 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At March 31, 2015, ProAssurance was satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $85.7 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement (the "Syndicate Credit Agreement") of up to £10 million to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under the Syndicate Credit Agreement bear interest at 8.5% annually, and are repayable upon demand after December 31, 2016. As of

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

March 31, 2015, the unused commitment under the Syndicate Credit Agreement approximated £2.0 million ($3.0 million as of March 31, 2015).
8. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving credit agreement, outstanding borrowings not permitted to exceed $200 million aggregately, expires in 2016. The interest rate on a borrowing is set at the time the borrowing is initiated or renewed. The outstanding borrowing at March 31, 2015 was fully secured, see Note 3, and carried at an interest rate of 0.75%. The current borrowing can be repaid or renewed in July 2015. If renewed, the interest rate will reset.	100,000	—
	$350,000	$250,000
Covenant Compliance
There are no financial covenants associated with the Senior Notes due 2023.
The revolving credit agreement (the Revolving Credit Agreement) contains customary representations, covenants and events constituting default, and remedies for default. The Revolving Credit Agreement also defines financial covenants regarding permitted leverage ratios and minimum net worth. ProAssurance is currently in compliance with all covenants of the Agreement.
Additional Information
For additional information regarding ProAssurance's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2014 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

9. Shareholders’ Equity
At March 31, 2015 and December 31, 2014, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during the first quarter of 2015, totaling $17.2 million. ProAssurance declared cash dividends of $0.30 per share during the first quarter of 2014, totaling $17.9 million.
At March 31, 2015, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $124.4 million remained available for use. ProAssurance repurchased approximately 1.3 million and 1.8 million shares at a total cost of $57.2 million and $83.7 million, during the three-month period ended March 31, 2015 and 2014, respectively.
Share-based compensation expense was $2.7 million for the three months ended March 31, 2015 and $3.2 million for the three months ended March 31, 2014. Related tax benefits were $0.9 million for the three months ended March 31, 2015, and$1.1 million for the three months ended March 31, 2014.
ProAssurance awarded approximately 92,000 restricted share units and 106,500 base performance share units to employees in February 2015. The fair value of each unit awarded was estimated at $46.30, equal to the market value of a ProAssurance common share on the date of grant. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 75% to 125% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 28,000 and 116,000 common shares to employees in February 2015 related to restricted share units and performance share units, respectively, granted in 2012. Performance share units, for the 2012 award, were issued at levels ranging from 104% to 125%.
ProAssurance issued approximately 28,000 common shares to employees in February 2015 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) (OCI) and Accumulated Other Comprehensive Income (Loss) (AOCI)
For the three months ended March 31, 2015 and March 31, 2014, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. In 2015, OCI also included losses related to unrecognized changes in defined benefit plan liabilities of $1.0 million, net of tax from the reestimation of two defined benefit plans assumed in the Eastern acquisition. Both plans are frozen as to the earning of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At March 31, 2015 and December 31, 2014, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $1.5 million and $0.5 million, respectively, net of tax. At March 31, 2015 AOCI also included losses of $1.0 million related to unrecognized changes in defined benefit plan liabilities, net of tax. All tax effects were computed using a 35% rate. OCI and AOCI also included immaterial amounts of foreign currency translation adjustments.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Amounts reclassified from accumulated other comprehensive income to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended March 31
(In thousands)	2015	2014
Reclassifications from accumulated other comprehensive income to net income, available-for-sale securities:
Realized investment gains (losses)	$916	$701
Tax effect (at 35%)	(321)	(245)
Net reclassification adjustments	$595	$456

Deferred tax expense (benefit) included in OCI	$4,131	$5,703
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $37.2 million at March 31, 2015 and $33.3 million at December 31, 2014. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $73.8 million at March 31, 2015 and $65.0 million at December 31, 2014.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At March 31, 2015, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted and purchase share units have vested. All outstanding stock options, performance, restricted and purchase share units had a dilutive effect for the three months ended March 31, 2015 and 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

12. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology and life sciences products liability insurance. The professional liability business primarily offers professional liability insurance to healthcare providers and institutions and to attorneys and their firms. The medical technology and life sciences business offers products liability insurance for medical technology and life sciences companies that manufacture or distribute products. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under an agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. The ceded premium associated with the Syndicate 1729 reinsurance agreement has been reported within the Specialty P&C segment on a similar delay, as this results in the ceded premium being reported in the same period in which the Lloyd's Syndicate segment reports the corresponding assumed premium.
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
Lloyd's Syndicate includes operating results from ProAssurance's 58% participation in Lloyd's of London Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S and international markets. The results of this segment are reported on a quarter delay, except that investment results associated with the FAL investments and certain U.S. paid administrative expenses, primarily start-up costs, are reported concurrently as that information is available on an earlier time frame.
Corporate includes ProAssurance's U.S. investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2014 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, and excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Syndicate 1729 operations, net of United Kingdom income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment sales and transfers as if the sales or transfers were to third parties at current market prices. Assets are not allocated to segments because investments and assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Financial data by segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$114,864	$51,277	$5,758	$—	$—	$171,899
Net investment income	—	—	204	27,100	—	27,304
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	1,622	—	1,622
Net realized gains (losses)	—	—	11	4,828	—	4,839
Other income	1,496	137	490	157	(111)	2,169
Net losses and loss adjustment expenses	(69,030)	(32,102)	(4,008)	—	—	(105,140)
Underwriting, policy acquisition and operating expenses*	(27,159)	(15,358)	(3,580)	(5,370)	111	(51,356)
Segregated portfolio cells dividend expense	—	(2,184)	—	—	—	(2,184)
Interest expense	—	—	—	(3,631)	—	(3,631)
Income tax benefit (expense)	—	—	—	(7,708)	—	(7,708)
Segment operating results	$20,171	$1,770	$(1,125)	$16,998	$—	$37,814
Significant non-cash items
Depreciation and amortization	$2,163	$1,440	$130	$8,352	$—	$12,085

	Three Months Ended March 31, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$126,236	$45,494	$—	$—	$—	$171,730
Net investment income	—	—	15	29,717	—	29,732
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	1,751	—	1,751
Net realized gains (losses)	—	—	—	2,744	—	2,744
Other income	1,563	140	—	509	(118)	2,094
Net losses and loss adjustment expenses	(60,960)	(28,548)	—	—	—	(89,508)
Underwriting, policy acquisition and operating expenses*	(33,720)	(15,589)	(875)	(2,449)	118	(52,515)
Segregated portfolio cells dividend expense	—	(1,049)	—	—	—	(1,049)
Interest expense	—	—	—	(3,570)	—	(3,570)
Income tax benefit (expense)	—	—	—	(14,678)	—	(14,678)
Segment operating results	$33,119	$448	$(860)	$14,024	$—	$46,731
Significant non-cash items
Depreciation and amortization	$2,076	$1,482	$—	$8,029	$—	$11,587
* Beginning with the first quarter of 2015, the operating subsidiaries within the Specialty P&C and Workers' Compensation segments were charged a management fee by the Corporate segment for various management services provided to the subsidiary. Under the new arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Prior to 2015, a substantial portion of expenses associated with corporate services were directly allocated to the insurance subsidiaries included in the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended March 31
(In thousands)	2015	2014
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$115,831	$120,850
Legal professional liability	7,200	6,987
Medical technology and life sciences products liability	8,972	8,758
Other	382	590
Ceded premiums earned*	(17,521)	(10,949)
Segment net premiums earned	114,864	126,236

Workers' Compensation Segment
Gross premiums earned:
Traditional business	42,003	37,453
Alternative market business	15,730	12,682
Ceded premiums earned	(6,456)	(4,641)
Segment net premiums earned	51,277	45,494

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	6,537	—
Ceded premiums earned	(779)	—
Segment net premiums earned	5,758	—

Consolidated net premiums earned	$171,899	$171,730
* Includes premium ceded from the Specialty P&C Segment to the Lloyd's Syndicate Segment of $3.4 million for the three months ended March 31, 2015. There was no inter-segment reinsurance reported for the first quarter of 2014 as the reinsurance agreement was not in effect until January 1, 2014 and the cession is reported on a one quarter delay.

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
ProAssurance Overview
We report our results in four distinct segments that are organized around the nature of the products and services provided: Specialty Property & Casualty (Specialty P&C), Workers' Compensation, Lloyd's Syndicate, and Corporate. Our Specialty P&C segment includes our professional liability business and our medical technology and life sciences products (medical technology liability) business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment includes operating results from our 58% participation in Lloyd's of London Syndicate 1729 (Syndicate 1729). Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2014 Form 10-K.
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
Reserve for Losses and Loss Adjustment Expenses
The largest component of our liabilities is our reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve"), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as “losses and loss adjustment expenses,” “incurred losses,” “losses incurred,” and “losses”). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our previous estimate of the reserve required for prior periods.
As of March 31, 2015 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, the legal and political environment, and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries. In periods in which business combinations occur, we must also establish a reserve for the loss exposure assumed.

Our reserving process can be broadly grouped into two areas: the establishment of the reserve for the current accident year (the initial reserve) and the re-estimation of the reserve for prior accident years (development of prior accident years).
Current Accident Year - Initial Reserve
Considerable judgment is required in establishing our initial reserve for any current accident year period, as there is limited data available upon which to base our case reserves. Our process for setting an initial reserve considers the unique characteristics of each product, but in general we rely heavily on the loss assumptions that were used to price business, as our pricing reflects our analysis of loss costs that we expect to incur relative to the insurance product being priced.
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our healthcare professional liability (HCPL) business (81% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a provision for volatility considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014).
The risks insured in our medical technology liability business (6% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014) are more varied, and policies are individually priced based on the risk characteristics of the policy. Therefore, for this business we establish an initial reserve using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. The medical technology liability line of business exhibits similar volatility to HCPL, and the actuarial pricing estimate includes a provision for this volatility.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (8% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014), including, but not limited to, the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve combined with a review of the exposure base generally based upon payroll. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing the actuarial methodologies used with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Development of Prior Accident Years
We re-evaluate the reserve for prior accident years each period based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our 2014 Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. Over the past several years such changes have reduced our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
We recognized net favorable reserve development of $33.5 million during the three months ended March 31, 2015, of which $31.8 million related to our Specialty P&C segment and $1.7 million related to our Workers' Compensation segment. The development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims continues to be less than we had previously estimated. Development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million for the three months ended March 31, 2015; the remaining development of $1.3 million for the three-month period, was attributable to our segregated portfolio cells (SPCs) which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% in most states and products. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long-tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor. We believe that much of the reduction in claim frequency is the result of a decline in the filing of non-meritorious lawsuits that have historically been dismissed or otherwise resulted in no payment of indemnity on behalf of our insureds. With fewer non-meritorious claims being filed we expect that the claims that are filed have the potential for greater average losses, or greater severity. As a result, we cannot be certain as to the impact this decline will ultimately have on the average cost of claims, and this has complicated the selection of an appropriate severity trend for our pricing model for these lines. It has also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserve. Based on the weighted average of payments, typically 85% of our HCPL claims are resolved after eight years for a given accident year. Due to this long tail, we continue to be uncertain of the full impact of the observed decline in frequency and whether the expected increase in severity will materialize.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 18% from the beginning of 2006 to March 31, 2015. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
Workers' Compensation. Severity has not historically been an influential factor affecting our workers' compensation analysis of reserves, as claims are typically resolved more quickly than the industry norm. As previously mentioned, the determination and calculation of loss development factors requires considerable judgment. In particular the selection of tail factors requires considerable judgment as they are determined in the absence of direct loss development history and thus require reliance upon industry data which may not be representative of the Company’s data and experience.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2015 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy			March 31, 2015
	Level 1	Level 2	Level 3	Total Investments
Investments recorded at:
Fair value	12%	78%	3%	93%
Other valuations				7%
Total Investments				100%
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity security investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.
Because of the number of securities we own and the complexity and cost of developing accurate fair values, we utilize multiple independent pricing services to assist us in establishing the fair value of individual securities. The pricing services provide fair values based on exchange traded prices, if available. If an exchange traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple broker/dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate a fair value for our security. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose a valuation methodology that is appropriate for the asset class and available data.
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
Level 1 Investments
Fair values for our equity securities, a portion of our convertible securities and our short-term securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

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
We also classify as Level 3 our investment interests that are carried at equity, valued using a fund-provided net asset value (NAV) for our interest, which approximates fair value. All investments valued in this manner are LP or LLC interests that hold debt and equity securities. At March 31, 2015 interests valued using a fund-provided NAV totaled $145.9 million, or 4% of total investments, and were classified as part of our Investment in Unconsolidated Subsidiaries.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2015 these investments represented approximately 7% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$57.2	Cost
Other, principally Federal Home Loan Bank capital stock	3.6	Cost
Total other investments	60.8
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	132.7	Equity
Equity method LPs/LLCs	10.7	Equity
Total investment in unconsolidated subsidiaries	143.4
Business owned life insurance	56.8	Cash surrender value
Total investments - Other valuation methodologies	$261.0
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

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency; and

•	recoveries or additional declines in fair value subsequent to the balance sheet date.
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
Our investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether cash flows, primarily tax benefits, currently expected from the investment equal or exceed the carrying value of the investment, whether currently expected cash flows are less than those expected at the time the investment was acquired, and our ability and intent to hold the investment until the recovery of its carrying value.
We also evaluate our holdings of Federal Home Loan Bank (FHLB) securities for impairment. We consider the current capital status of the FHLB, whether the FHLB is in compliance with regulatory minimum capital requirements, and the FHLB’s most recently reported operating results.

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of March 31, 2015 we have not determined that any amounts are unrecoverable.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, compensation recognition, deferred policy acquisition costs, unrealized investment gains (losses), intangibles, and basis differences on investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any significant valuation allowances as of March 31, 2015.
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

Goodwill
Management evaluates the carrying value of goodwill at the segment (or reporting unit) level annually as of October 1st. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, we also evaluate goodwill at that time.
The goodwill impairment assessment requires evaluating qualitative factors or performing a quantitative assessment to determine if a reporting unit’s carrying value is likely to exceed its fair value. For our reporting units, we elected to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As of October 1, 2014, through our qualitative evaluation of goodwill, we concluded that the fair value of our reporting units exceeded the carrying value and deemed it unnecessary to perform further testing. Additional information regarding our goodwill evaluation at the segment level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2014 Form 10-K. Note 12 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding our segments.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2014 Form 10-K.
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and an experience based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of earned, but unbilled (EBUB), premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums earned in the period recognized.
Accounting Changes
We are not aware of any accounting changes not yet adopted as of March 31, 2015 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no substantial external revenues other than its investment revenues, thus dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At March 31, 2015, we held cash and liquid investments of approximately $136.7 million outside our insurance subsidiaries that were available for use without regulatory approval. Our holding company also has an additional $100 million available under a revolving credit agreement, as discussed in this section under the heading "Debt."
During April 2015, our insurance subsidiaries declared dividends of $124.0 million, including an approved extraordinary dividend of $112.2 million, to be paid in May 2015. Our domestic insurance subsidiaries, in aggregate, are permitted to pay additional dividends of approximately $155.7 million over the remainder of 2015 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.
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
Operating cash flows for the three months ended March 31, 2015 and 2014 compare as follows:

	Operating Cash Flow
	Three Months Ended March 31
(In millions)	2015	2014
Cash provided by operating activities	$37	$30

Reconciliation of Operating Cash Flows	2015 vs 2014	2014 vs 2013
Cash provided by operating activities, prior year	$30	$(13)
Increase (decrease) in operating cash flows attributable to:
Premium receipts	7	(9)
Payments to reinsurers	1	(3)
Losses paid, net of reinsurance recoveries	(11)	(5)
Cash received from investments	(4)	4
Net payments to Syndicate reported on a delay	5	—
Federal and state income tax payments	2	50
Other amounts not individually significant, net	—	2
Effect of Eastern acquisition on 2014 versus 2013 net operating cash flows	na	4
Cash flows produced by Lloyd's Syndicate operations	7	—
Cash provided by operating activities, current year	$37	$30
Premium receipts. The increase in premium receipts for 2015 is primarily attributable to higher premium volume as compared to 2014, primarily within our Workers' Compensation segment that more than offset the decline in our Specialty P&C segment. The reduction in premium receipts for 2014 reflected lower premium volume within our Specialty P&C segment as compared to 2013.
Payments to reinsurers. Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period. The decrease in payments to reinsurers in 2015 reflects lower payments associated with our excess of loss reinsurance arrangements and certain quota share agreements. The effect of these lower payments was substantially offset by payments of $8.1 million made by our Specialty P&C segment pursuant to its quota share reinsurance agreement with Syndicate 1729. Syndicate 1729 net operating cash flows reflect the receipt of these payments; our 58% share of Syndicate 1729 net operating cash flows is shown separately below.
Losses paid, net of reinsurance recoveries. The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The increase in payments in both 2015 and 2014 primarily related to our Specialty P&C segment.
Cash received from investments. Receipts from fixed income securities have declined due to both lower yields and a smaller fixed income portfolio. Also, the timing of dividend receipts and income distributions from our investment LPs/LLCs is uneven.
Net payments to Syndicate 1729 reported on a delay. For consistency with the reporting of Syndicate 1729 net cash flows, Specialty P&C segment cash transactions with Syndicate 1729 have been reported in the table above on a one quarter delay. Actual net payments to Syndicate 1729 during the three months ended March 31, 2015 were $4.7 million less than the amount included in Payments to reinsurers, above. There were no payments to Syndicate 1729 during the first quarter of 2014.
Federal and state income tax payments. Variations in tax payments were attributable to the following:

(In millions)	2015 vs 2014	2014 vs 2013
Payments related to Internal Revenue Service (IRS) examination in 2013 (1)	$—	$20.6
Final tax payments made in the current year for the prior fiscal year	(3.0)	29.6
Change in excess tax benefits associated with share-based compensation (2)	1.0	(0.7)
Refund related to Eastern pre-acquisition period	4.1	—
State and other tax payments or refunds	—	0.7
	$2.1	$50.2

(1)	The effect of a protective payment made to the IRS in 2013 regarding an examination finding that was ultimately resolved in our favor; the payment was refunded during the third quarter of 2014.

(2)
GAAP requires that excess tax benefits recognized when shares are issued under stock compensation plans be reflected as a reduction to operating cash flows and as an increase to financing cash flows in the period the shares are issued.

Effect of Eastern acquisition on 2014 versus 2013 net operating cash flows. Amounts shown in the above rows of the 2014 vs 2013 column do not include the effects of the acquisition of Eastern. Rather, the increase in net cash flows attributable to the Eastern acquisition are shown here as a single net amount.
Cash flows produced by Lloyd's Syndicate Operations. This represents the increase in our 58% share of Syndicate 1729 operating cash flows. We report Syndicate 1729 results, including cash flows, on a one quarter delay and Syndicate 1729 did not begin active underwriting operations until January 1, 2014; thus, there was nominal operating cash flow activity for first quarter 2014. The operating cash flows for 2015 include our 58% share of reinsurance payments of $8.1 million made to Syndicate 1729 by our Specialty P&C segment, as previously discussed.

Reinsurance
Within our Specialty P&C Segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits, and, in the case of risk sharing arrangements, to provide custom insurance solutions for large customer groups. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. The cost of many of our reinsurance arrangements is an estimate, ultimately determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Changes to the estimate of reinsurance expense related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We generally reinsure risks under annual treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of the agreements upon the latest renewal of each. The significant terms of our excess of loss reinsurance arrangements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Coverage up to $25M; 0% Retained(1)
100% Retained up to $1M(2)
Coverage up to $9M; 20% Retained(3)
100% Retained up to $1M(4)
Coverage up to $149.5M per loss event; 0% Retained
100% Retained up to $500K

Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Historically, up to 5% retained
(2) Historically, retention has been as low as 90%
(3) Historically, retention has ranged from 5% to 32.5%
(4) Historically, retention has been as high as $2M
Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities.

During the three months ended March 31, 2015, we wrote workers' compensation policies in our alternative market business generating premium of approximately $20.7 million under custom programs whereby the policies written are fully reinsured under 100% quota share agreements to the SPCs of our wholly owned subsidiary, Eastern Re Ltd., SPC (Eastern Re), domiciled in the Cayman Islands, net of a ceding commission. Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the SPCs for which we participate is generally 50%, but we have ownership interests as low as 25% and as high as 82.5%.
Each SPC has in place its own reinsurance arrangements, which are illustrated in the table below.
Segregated Portfolio Cell Reinsurance

Per Occurrence Coverage	Aggregate Coverage
(1) ProAssurance assumes 100% of aggregate losses in excess of an aggregate attachment point with a maximum loss limit of $100K.
(2) The attachment point is based on a percentage of premium (average is 89%) and varies by cell.
Each SPC maintains a loss fund for the cell initially equal to the difference between premium assumed by the cell and the ceding commission. The external owners of each cell provide a letter of credit to us that is equal to the difference between the loss fund (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance.
The remaining premium written in our alternative market business of $2.0 million is 100% ceded to an unaffiliated captive insurer.
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2015 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of March 31, 2015:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating (1)		% Total Investments
Fixed Maturities, Available for Sale
Government
U.S. Treasury	$89,389	$2,732	$72	AA+	(2)	2%
U.S. Government-sponsored enterprise	37,558	1,616	30	AA+	(2)	1%
Total government	126,947	4,348	102	AA+	(2)	3%
State and Municipal Bonds
Pre-refunded	160,113	6,594	19	AA		4%
General obligation	229,351	11,215	6	AA		6%
Special revenue	635,690	29,021	364	AA		16%
Total state and municipal bonds	1,025,154	46,830	389	AA		26%
Corporate Debt
Financial	435,337	15,325	164	A		11%
Consumer oriented	291,048	12,128	1,626	BBB+		7%
Utilities/Energy	287,694	10,942	8,272	BBB+		7%
Industrial	415,657	14,271	2,595	BBB+		11%
Other	13,243	291	44	A+		1%
Total corporate debt	1,442,979	52,957	12,701	A-		37%
Securities backed by:
Agency mortgages	276,075	10,392	210	AA+	(2)	7%
Non-agency mortgages	5,047	11	5	AA		<1%
Agency commercial mortgages	13,898	285	22	AA+	(2)	<1%
Other commercial mortgages	44,826	1,005	31	AAA		1%
Automobile loans	50,820	101	31	AAA		1%
Other asset loans	59,751	444	20	AA+		2%
Total asset-backed securities	450,417	12,238	319	AAA		12%
Total fixed maturities	3,045,497	116,373	13,511	A+		78%
Equity Securities, Trading
Financial	81,753	—	—			2%
Utilities/Energy	31,690	—	—			1%
Industrial	60,755	—	—			2%
Consumer oriented	66,053	—	—			2%
Bond funds	69,945	—	—			2%
All Other	22,453	—	—			<1%
Total equities	332,649	—	—			9%
Short-Term Investments	114,761	—	—			3%
Business-owned Life Insurance	56,837	—	—			1%

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating (1)	% Total Investments
Investment in Unconsolidated Subsidiaries
Investment in qualified affordable housing tax credit partnerships	130,622	—	—		3%
Investment in historic tax credits	2,119	—	—		<1%
Investments in LPs/LLCs, equity method	156,637	—	—		4%
Total investment in unconsolidated subsidiaries	289,378	—	—		7%
Other Investments
Investments in LPs/LLCs, cost method	57,218	—	—		1%
Convertible securities, at fair value	31,664	—	—		1%
FHLB capital stock and other	3,605	—	—		<1%
Total other investments	92,487	—	—		2%
Total Investments	$3,931,609	$116,373	$13,511		100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.
A detailed listing of our investment holdings as of March 31, 2015 is presented in an Investor Supplement we make available in the Investor Relations section of our website, www.proassurance.com, or directly at www.proassurance.com/investorrelations/supplemental.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $80 million and $130 million of our investments will mature (or be paid down) each quarter of this year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Currently, $100 million remains available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2015 was 3.6 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.4 years.
As a member of Lloyd's and an investor in Syndicate 1729, we are required to provide capital, referred to as FAL, to support Syndicate 1729. At March 31, 2015, our FAL securities included fixed maturities having a fair value of $84.7 million and short term investments with a fair value of $1.0 million, see also Note 3 of the Notes to Condensed Consolidated Financial Statements.
We have provided operating funds to Syndicate 1729 in the form of a £10 million unconditional revolving credit agreement (the "Syndicate Credit Agreement"). As of March 31, 2015, the unused commitment under the Syndicate Credit Agreement approximated £2.0 million ($3.0 million as of March 31, 2015).
The carrying value of our investments in qualified affordable housing project tax credit partnerships was approximately $130.6 million at March 31, 2015 and $133.1 million at December 31, 2014. In accordance with GAAP guidance for this type of investment, the carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships. During the three-month periods ended March 31, 2015 and 2014 we funded approximately $0.6 million and $1.8 million, respectively, relative to these partnerships. As of March 31, 2015, approximately $14.9 million of our total commitments to the tax credit partnerships had not yet been funded.

We also hold investments in historic tax credit partnerships, which had a carrying value of $2.1 million as of March 31, 2015, all of which was funded during the three months ended March 31, 2015. For historic tax credit investments the carrying value reflects our funded commitments only. As of March 31, 2015, we had unfunded commitments to historic tax credit partnerships of approximately $17.9 million. The unfunded commitments are expected to be paid over a period of approximately 2 years.
At March 31, 2015 and December 31, 2014 the carrying value of our investment fund LPs/LLCs totaled $213.9 million and $196.6 million, respectively, all of which had been funded. During the three-month periods ended March 31, 2015 and 2014, we funded investment LPs/LLCs, net of capital returned, in the amount of $10.8 million and $9.8 million, respectively. As of March 31, 2015, we had unfunded commitments to investment fund LPs/LLCs of approximately $119.9 million. The unfunded commitments are expected to be paid over a period of approximately 4 years as requested by the fund managers.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 1.3 million common shares, having a total cost of approximately $57.2 million, during the three-month period ended March 31, 2015. During the three-month period ended March 31, 2014 we repurchased approximately 1.8 million shares, having a total cost of approximately $83.7 million. Subsequent to March 31, 2015, through our 10b5-1 plan, we reacquired approximately 440,000 additional common shares at a cost of approximately $20.1 million. As of April 30, 2015 our remaining Board authorization was approximately $104.3 million.
Shareholder Dividends
Our Board of Directors declared cash dividends of $0.31 per share during the first quarter of 2015 and $0.30 per share during the first quarter of 2014. Quarterly dividends are normally paid the month following the quarter in which they are declared. Dividends declared in the fourth quarter of 2014 were paid in the first quarter of 2015 and included a special dividend of $2.65 per share; dividends declared in the fourth quarter of 2013 did not include a special dividend and were paid in the first quarter of 2014. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At March 31, 2015 our long-term debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have available a revolving credit agreement (the "Revolving Credit Agreement") of up to $200 million which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. The Revolving Credit Agreement expires in April 2016. At March 31, 2015 we had borrowed $100 million under the Revolving Credit Agreement, on a fully secured basis. The borrowing at March 31, 2015 is repayable or renewable in July 2015, but repayment can be deferred until expiration of the Revolving Credit Agreement. We are in compliance with the financial covenants of the Agreement.
Additional information regarding our long-term debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2015	2014	Change
Revenues:
Net premiums written	$197,613	$199,041	$(1,428)

Net premiums earned	$171,899	$171,730	$169
Net investment result	28,926	31,483	(2,557)
Net realized investment gains (losses)	4,839	2,744	2,095
Other income	2,169	2,094	75
Total revenues	207,833	208,051	(218)
Expenses:
Losses and loss adjustment expenses	118,169	96,052	22,117
Reinsurance recoveries	(13,029)	(6,544)	(6,485)
Net losses and loss adjustment expenses	105,140	89,508	15,632
Underwriting, policy acquisition and operating expenses	51,356	52,515	(1,159)
Segregated portfolio cells dividend expense	2,184	1,049	1,135
Interest expense	3,631	3,570	61
Total expenses	162,311	146,642	15,669
Income before income taxes	45,522	61,409	(15,887)
Income taxes	7,708	14,678	(6,970)
Net income	$37,814	$46,731	$(8,917)
Operating income	$34,707	$44,951	$(10,244)
Earnings per share:
Basic	$0.67	$0.76	$(0.09)
Diluted	$0.67	$0.76	$(0.09)
Operating earnings per share:
Basic	$0.61	$0.73	$(0.12)
Diluted	$0.61	$0.73	$(0.12)
Net loss ratio	61.2%	52.1%	9.1
Underwriting expense ratio	29.9%	30.6%	(0.7)
Combined ratio	91.1%	82.7%	8.4
Operating ratio	75.2%	65.4%	9.8
Effective tax rate	16.9%	23.9%	(7.0)
Return on equity*	7.1%	7.9%	(0.8)
* Annualized.
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Net Premiums Earned
Specialty P&C	$114,864	$126,236	$(11,372)	(9.0%)
Workers' Compensation	51,277	45,494	5,783	12.7%
Lloyd's Syndicate	5,758	—	5,758	nm
Consolidated total	$171,899	$171,730	$169	0.1%
Consolidated net premiums earned in 2015 were relatively flat as compared to 2014 primarily due to an increase in net premiums earned for our Workers' Compensation and Lloyd's segments offset by a decline in net premium earned for our Specialty P&C segment. The decline in premium earned for the Specialty P&C segment was primarily attributable to the pro-rata effect of lower physician premiums written during the preceding twelve months and an increase in premiums ceded as compared to 2014. A quota share arrangement with Syndicate 1729 reduced the first quarter 2015 net earned premium but had no effect on the first quarter of 2014 due to the reporting delay.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $2.6 million or 8.1% for the 2015 three-month period, primarily due to reduced earnings on our fixed income portfolio, due both to lower yields and a lower level of invested assets.
Net realized investment gains (losses) increased $2.1 million for the 2015 three-month period, reflecting higher gains from sales of available-for-sale securities and improved performance from trading securities. These improvements were partially offset by impairments recognized in earnings of $1.8 million. No impairments were recorded in the 2014 three-month period.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended March 31
($ in millions)	2015	2014	Change
Current accident year net loss ratio
Consolidated ratio	80.7%	80.2%	0.5
Specialty P&C	87.8%	85.4%	2.4
Workers' Compensation	65.9%	65.7%	0.2
Lloyd's Syndicate	69.6%	—%	nm

Calendar year net loss ratio
Consolidated ratio	61.2%	52.1%	9.1
Specialty P&C	60.1%	48.3%	11.8
Workers' Compensation	62.6%	62.8%	(0.2)
Lloyd's Syndicate	69.6%	—%	nm

Favorable net loss development, prior accident years
Consolidated	$33.5	$48.1	$(14.6)
Specialty P&C	$31.8	$46.8	$(15.0)
Workers' Compensation	$1.7	$1.3	$0.4
Lloyd's Syndicate	$—	$—	nm
Our consolidated current accident year net loss ratio increased 0.5 percentage points for the 2015 three-month period as compared to 2014. The current accident year net loss ratio for our Specialty P&C segment (our historical business) reflected an increase primarily attributable to a higher accrual for internal claims adjustment expenses on a lower volume of premiums earned. Together our Workers' Compensation and Lloyd's segments decreased our 2015 consolidated current accident year net loss ratio by 7.1 percentage points for the 2015 three-month period.
Our consolidated calendar year net loss ratio is lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C and Workers' Compensation segments as shown in the previous table.
Our underwriting expense ratio reflected the following:

	Three Months Ended March 31
	2015	2014	Change
Underwriting Expense Ratio, as reported
Consolidated	29.9%	30.6%	(0.7)
Specialty P&C	23.6%	26.7%	(3.1)
Workers' Compensation	30.0%	34.3%	(4.3)
Lloyd's Syndicate (1)	62.2%	na	na
Corporate (2)	3.1%	1.4%	1.7

Underwriting Expense Ratio, excluding the effect of transaction related expenses and Lloyd's Syndicate segment
Consolidated	28.8%	28.9%	(0.1)
Workers' Compensation	30.0%	29.9%	0.1
(1) There were no premiums earned in the Lloyd's Syndicate segment during 2014.
(2) There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate expenses divided by consolidated net premium earned).
The decrease in our consolidated expense ratio for 2015 primarily reflects the comparative effect of $1.9 million of transaction related and other one-time expenses incurred in 2014 related to the acquisition of Eastern. This was partially offset by an increase to the consolidated ratio attributable to our Lloyd's Segment. Due to the reporting delay, Lloyd's Segment expenses for the first quarter of 2014 reflect start-up activity only and thus had a smaller effect on the 2014 consolidated ratio. We estimate that the Lloyd's Syndicate segment, which had a high expense ratio due to the nature of the start-up phase, increased our consolidated expense ratio by approximately 1.1 percentage points in 2015 and 0.5 percentage point in 2014.
The ratio for the Specialty P&C segment decreased and our Corporate segment ratio increased in 2015 primarily due to a change in our process for allocating corporate expenses to our operating subsidiaries which has resulted in a smaller amount of expenses being allocated to this segment and a larger portion of expenses being retained within our Corporate segment. Pursuant to a management agreement that became effective January 1, 2015, the operating subsidiaries of our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for management services provided to the segments. The costs of such services are reported as expenses in the Corporate segment, and the fees charged are recorded as an expense offset. Under the management agreement in effect for 2014, expenses were directly allocated from the Corporate segment to the operating subsidiaries of the Specialty P&C segment and the amount of expenses allocated was greater than the management fees charged in 2015. In addition to the allocation change, corporate restructuring undertaken over the course of 2014 resulted in certain expenses being shifted from the Specialty P&C segment to the Corporate segment. See our operating expense discussion in the Corporate segment Results of Operations for a comparative analysis of Specialty P&C segment and Corporate segment underwriting and operating expense on a combined basis.
The Workers' Compensation segment ratio for 2015 was comparable to the ratio in 2014, exclusive of the effect of transaction expenses incurred in 2014. Approximately 2.5 percentage points of the Workers' Compensation segment expense ratio in 2015 and 2.9 percentage points in 2014 was attributable to the amortization of intangible assets recognized in the acquisition of Eastern.
Taxes
Our effective tax rate was 16.9% for the 2015 three-month period, a 7.0 percentage point decrease as compared to the 2014 three-month period. Tax exempt income and tax credits had a greater effect on the effective rate in 2015 due to a lower amount of pre-tax income, a relatively constant amount of tax-exempt income and an increased amount of tax credits.

Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 9.8 percentage points in the 2015 three-month period, principally reflecting a higher net loss ratio due to a lower amount of prior year favorable development.
Return on equity (ROE) was 7.1% for the 2015 three-month period, and was 7.9% for the same period of 2014.
Book Value per Share
Our book value per share at March 31, 2015 as compared to December 31, 2014 is shown in the following table. The past growth rates of our book value per share do not necessarily predict similar future results.

Book Value Per Share
Book Value Per Share at December 31, 2014	$38.17
Increase (decrease) to book value per share during the three-month period ended March 31, 2015 attributable to:
Net income	0.67
Increase in accumulated other comprehensive income	0.14
Dividends declared	(0.31)
Other, primarily the repurchase of shares	(0.28)
Book Value Per Share at March 31, 2015	$38.39
Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses and guaranty fund assessments or recoupments. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended March 31
(In thousands, except per share data)	2015	2014
Net income	$37,814	$46,731
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(4,839)	(2,744)
Guaranty fund assessments (recoupments)	59	6
Pre-tax effect of exclusions	(4,780)	(2,738)
Tax effect, at 35%	1,673	958
Operating income	$34,707	$44,951
Per diluted common share:
Net income	$0.67	$0.76
Effect of exclusions	(0.06)	(0.03)
Operating income per diluted common share	$0.61	$0.73
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three months ended March 31, 2015 and 2014 were $20.2 million and $33.1 million, respectively. Results included the following:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Net premiums written	$124,670	$138,450	$(13,780)	(10.0%)
Net premiums earned	$114,864	$126,236	$(11,372)	(9.0%)
Net losses and loss adjustment expenses	$69,030	$60,960	$8,070	13.2%
Underwriting, policy acquisition and operating expenses	$27,159	$33,720	$(6,561)	(19.5%)
Net loss ratio	60.1%	48.3%	11.8
Underwriting expense ratio	23.6%	26.7%	(3.1)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Gross premiums written	$143,535	$152,343	$(8,808)	(5.8%)
Less: Ceded premiums written	18,865	13,893	$4,972	35.8%
Net premiums written	$124,670	$138,450	$(13,780)	(10.0%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Professional liability
Physicians (1):
Twelve month term	$93,775	$103,512	$(9,737)	(9.4%)
Twenty-four month term	6,667	7,253	(586)	(8.1%)
Total Physicians	100,442	110,765	(10,323)	(9.3%)
Healthcare facilities (2)	12,011	10,794	1,217	11.3%
Other healthcare providers (3)	8,083	8,826	(743)	(8.4%)
Legal professionals (4)	9,473	8,784	689	7.8%
Tail coverages (5)	5,953	5,710	243	4.3%
Total professional liability	135,962	144,879	(8,917)	(6.2%)
Medical technology and life sciences products liability (6)	7,139	6,907	232	3.4%
Other	434	557	(123)	(22.1%)
Total	$143,535	$152,343	$(8,808)	(5.8%)

(1)
Physician policies were our greatest source of premium revenues in both 2015 and 2014. The decline in twelve month term policies was primarily due to the non-renewal of a few large policies in 2015, as well as timing differences related to the renewal of certain other policies. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decline in twenty-four month premium, as compared to 2014, primarily reflects the normal cycle of renewals (policies subject to renewal in 2015 were previously written in 2013 rather than in 2014). There was no significant volume change associated with twenty-four month policies during the three-month period of 2015.

(2)	Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased in 2015, principally due to one large policy written during the 2015 three-month period.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)	Our legal professionals policies are offered principally through agent and brokerage arrangements.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology and life sciences products liability (medical technology liability) business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds.

New business written by component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2015	2014
Physicians	$7.4	$5.0
Healthcare facilities	2.3	0.9
Other healthcare providers	0.7	1.3
Legal professionals	1.4	1.1
Medical technology and life sciences products liability	1.0	1.4
Total	$12.8	$9.7
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
Retention by component is shown in the following table.

	Three Months Ended March 31
	2015	2014
Physicians, standard lines only	85%	87%
Healthcare facilities	92%	83%
Other healthcare providers	82%	78%
Legal professionals	84%	85%
Medical technology and life sciences products liability	89%	87%
The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.

The changes in renewal pricing shown for healthcare facilities and medical technology liability lines of business in particular are reflective of changes in our exposure base, deductibles, self-insurance retention limits and other policy terms. Changes in renewal pricing by component are as follows:

Three Months Ended March 31
2015
Physicians	(1)%
Healthcare facilities	(2)%
Other healthcare providers	2%
Legal professionals	2%
Medical technology and life sciences products liability	5%
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we retain the first $1 million in risk insured by us and cede any coverages in excess of this amount. For our medical technology liability coverages, we also retain 20% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written for the three months ended March 31, 2015 and 2014 were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Excess of loss reinsurance arrangements	$7,304	$8,249	$(945)	(11.5%)
Premium ceded to Syndicate 1729 (1)	4,770	—	4,770	nm
Other shared risk arrangements (2)	7,163	6,770	393	5.8%
Other ceded premiums written	2,568	2,549	19	0.7%
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(2,940)	(3,675)	735	20.0%
Total ceded premiums written	$18,865	$13,893	$4,972	35.8%

(1)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the Specialty P&C segment results for this agreement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Premium ceded to Syndicate 1729 reported for the 2015 three-month period in the table above reflects cessions that occurred during the three months ended December 31, 2014. The related ceding commission income recorded as an offset to deferred policy acquisition costs for the three-month period of 2015 was $1.3 million. The first quarter cession of $4.6 million and the related ceding commission income of $1.3 million will be recorded in the second quarter of 2015. Eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health Certitude and CAPAssurance Programs.

(3)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. In both 2015 and 2014, on a net basis, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2015 and 2014 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended March 31
	2015	2014	Change
Ceded premiums ratio, as reported	13.1%	9.1%	4.0
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(2.0%)	(2.4%)	0.4
Ratio, current accident year	15.1%	11.5%	3.6
The increase in the current accident year ceded premiums ratio for the 2015 three-month period was primarily attributable to ceded premiums written under the quota share arrangement with Syndicate 1729 during the current period, as previously discussed, there was no premium recorded during the same period in 2014 due to results being reported on a quarter delay. Additionally, premium volume from retained coverages was lower in 2015 than in 2014, which reduced gross premiums written but had no effect on ceded premiums written, and thus increased the ratio. The increases were partially offset by a decrease in the ratio due to a decline in excess coverages written combined with more favorable treaty terms on the reinsurance contracts.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Gross premiums earned	$132,385	$137,185	$(4,800)	(3.5%)
Less: Ceded premiums earned	17,521	10,949	$6,572	60.0%
Net premiums earned	$114,864	$126,236	$(11,372)	(9.0%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we write certain policies with a twenty-four month term, and certain of our medical technology liability policies carry a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements which are fully earned in the period of change.
The decrease in gross premiums earned in 2015 primarily reflected the pro rata effect of lower physician premiums written during the preceding twelve months, partially offset by an increase in premiums earned due to growth associated with our shared risk arrangements. The increase in premiums ceded during 2015 primarily reflects premiums ceded under the quota share arrangement with Syndicate 1729 during the 2015 three-month period, as there was no related premium recorded during the same respective 2014 period due to results being reported on a quarter delay. Also, for the 2015 three-month period, prior accident year ceded premiums reductions were $0.7 million lower than for the 2014 three-month period (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the three months ended March 31, 2015 and 2014 compare as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2015	2014	Change
Calendar year net loss ratio	60.1%	48.3%	11.8
Less impact of prior accident years on the net loss ratio	(27.7%)	(37.1%)	9.4
Current accident year net loss ratio	87.8%	85.4%	2.4
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.3%)	(2.5%)	0.2
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.1%	87.9%	2.2

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2015 and 2014. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)	The increase in the current accident year net loss ratio primarily reflects the effect of a higher accrual for internal claims adjustment expenses on a lower volume of premiums earned.
We recognized favorable loss development related to our previously established reserve, on a gross basis, of $36.0 million and $52.1 million during the three months ended March 31, 2015 and 2014, respectively. On a net basis, we recognized favorable development of $31.8 million and $46.8 million during three months ended March 31, 2015 and 2014, respectively. The net basis reflects the favorable development recognized with respect to our ceded coverage layers. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three months ended March 31, 2015 principally related to accident years 2008 through 2012. Development recognized during the 2014 three-month period principally related to accident years 2007 through 2011.
A detailed discussion of factors influencing our recognition of loss development recognized is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our 2014 Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2015 and 2014.
Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of underwriting, policy acquisition and operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Underwriting, policy acquisition and operating expenses	$27,159	$33,720	$(6,561)	(19.5%)

Segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in millions)	2015	2014	Change
Specialty P&C segment :
DPAC amortization	$12.3	$14.5	$(2.2)	(15.2%)
Management fees	1.9	—	1.9	nm
Expenses allocated from the Corporate segment	—	4.5	(4.5)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(1.6)	1.6	nm
Net allocation from the Corporate segment	—	2.9	(2.9)	nm
Other underwriting and operating expenses	13.0	16.3	(3.3)	(20.2%)
Total	$27.2	$33.7	$(6.5)	(19.3%)
DPAC amortization decreased $2.2 million in 2015 primarily due to increased ceding commission income of $1.6 million almost all of which resulted from a quota share reinsurance arrangement with Syndicate 1729, as previously discussed. The remaining decrease is primarily attributable to the reduction in gross earned premium in 2015 as compared to 2014.
Management fees, as discussed in the following paragraph, are intercompany charges from the Corporate segment pursuant to a management agreement that became effective in the first quarter of 2015. No management fees were charged to the Specialty P&C segment in 2014.
Other underwriting and operating expenses decreased primarily due to changes in the amount of expense charged to the Specialty P&C segment for corporate services. In 2014, Specialty P&C other underwriting and operating expense included approximately $2.9 million of expense associated with corporate services that was directly allocated to the segment; there was no allocation in 2015 as these costs are now charged to the segment through the management fee. Also, corporate restructuring undertaken over the course of 2014 resulted in certain expenses being shifted from the Specialty P&C segment to the Corporate segment. See our operating expense discussion in Corporate segment Results of Operations for a comparative analysis of Specialty P&C segment and Corporate segment underwriting and operating expense on a combined basis.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflects a decrease in 2015 as compared to 2014, as shown below:

	Three Months Ended March 31
	2015	2014	Change
Underwriting expense ratio	23.6%	26.7%	(3.1%)

The change in the ratio is principally attributable to the following:

Increase (decrease), 2015 versus 2014
Estimated ratio increase (decrease) attributable to:
Lower gross premiums earned in 2015	0.5
Effect of higher ceding commission income	(0.3)
Management Fee	1.6
Other, primarily reduced corporate expense allocations	(4.9)
Net increase/(decrease) in ratio	(3.1)

The decrease in the ratio is primarily due to the implementation of the new management agreement and the shifting of certain expenses to the Corporate segment, as previously discussed. However, as shown in the table above, the ratio was also affected by the overall decline in net earned premium in 2015 as compared to 2014 and the effect of an increase in ceding commissions income.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 12 to the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results which are included in our Corporate segment. Segment operating results for the three months ended March 31, 2015 and 2014 were $1.8 million and $0.4 million, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Net premiums written	$68,934	$60,591	$8,343	13.8%
Net premiums earned	$51,277	$45,494	$5,783	12.7%
Net losses and loss adjustment expenses	$32,102	$28,548	$3,554	12.4%
Underwriting, policy acquisition and operating expenses	$15,358	$15,589	$(231)	(1.5)%
Segregated portfolio cell dividend expense	$2,184	$1,049	$1,135	>100%

Net loss ratio	62.6%	62.8%	(0.2)
Underwriting expense ratio	30.0%	34.3%	(4.3)
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: 1) the amount of new business written, 2) retention of our existing book of business, 3) premium rates charged on our renewal book of business, and 4) audit premium.
Gross, ceded and net premiums written for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Gross premiums written
Traditional business	$53,150	$48,244	$4,906	10.2%
Alternative market business	22,701	17,686	5,015	28.4%
Segment results	75,851	65,930	9,921	15.0%
Less: Ceded premiums written
Traditional business	3,199	2,390	809	33.8%
Alternative market business	3,718	2,949	769	26.1%
Segment results	6,917	5,339	1,578	29.6%
Net premiums written
Traditional business	49,951	45,854	4,097	8.9%
Alternative market business	18,983	14,737	4,246	28.8%
Segment results	$68,934	$60,591	$8,343	13.8%
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to an unaffiliated captive insurer. As of March 31, 2015, there were 20 (17 active) SPCs at Eastern Re and 3 active alternative market programs with an unaffiliated captive insurer.
Additional information regarding the structure of the SPCs is included in the Underwriting, policy acquisition and operating expense section that follows.

Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three months ended March 31, 2015 and 2014 are reflected in the table on the previous page.
Retention, renewal price change, new business and audit premium for both the traditional business and the alternative market business for 2015 and 2014 are shown in the table below:

	Three Months Ended March 31
	2015			2014
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Retention rate (1)	84%	95%	87%	80%	86%	82%
Change in renewal pricing (2)	—%	1%	1%	2%	—%	2%
New business	$9.8	$2.6	$12.4	$10.1	$2.0	$12.0
Audit premium	$1.0	$0.4	$1.4	$0.4	$(0.1)	$0.3
(1) We calculate our workers' compensation retention rate as annualized renewed premium divided by all annualized premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation. The renewal retention rate improved by 5 percentage points during the three-month period of 2015 primarily reflecting the loss of fewer accounts over $0.1 million when compared to the same three-month period in 2014.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.
Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Premiums ceded to external reinsurers
Traditional business	$2,664	$3,353	$(689)	(20.5)%
Alternative market business	1,672	1,339	333	24.9%
Segment results	4,336	4,692	(356)	(7.6)%
Return premium estimate under external reinsurance
Traditional business	535	(963)	1,498	>100%
Alternative market business	—	—	—	nm
Segment results	535	(963)	1,498	>100%
Premiums ceded to an unaffiliated captive insurer
Traditional business	—	—	—	nm
Alternative market business	2,046	1,610	436	27.1%
Segment results	2,046	1,610	436	27.1%
Total ceded premiums written
Traditional business	3,199	2,390	809	33.8%
Alternative market business	3,718	2,949	769	26.1%
Segment results	$6,917	$5,339	$1,578	29.6%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the three months ended March 31, 2015 and 2014. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under three alternative market programs to an unaffiliated captive insurer.
Premiums ceded to external reinsurers decreased during the three months ended March 31, 2015 when compared to the same period in 2014, primarily reflecting a more favorable rate for the current reinsurance contract year (May 1, 2014 through April 30, 2015). The change in the return premium estimate during the 2015 three-month period primarily reflects the estimated impact of three claims from the 2014 accident year that experienced development in the first quarter of 2015. The increase in premiums ceded to the unaffiliated captive insurer during 2015 primarily reflects a new alternative market program that became effective in the fourth quarter of 2014.
Ceded Premiums Ratio

	Three Months Ended March 31
	2015			2014
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.0%	16.4%	9.1%	5.0%	16.7%	8.1%
Less the effect of:
Return premium estimated under external reinsurance	1.0%	—%	0.7%	(2.0%)	—%	(1.5%)
Premiums ceded to unaffiliated captive insurer (100%)	—%	9.0%	2.7%	—%	9.1%	2.5%
Ceded premiums ratio, less the effects of above	5.0%	7.4%	5.7%	7.0%	7.6%	7.1%
We cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the ceded premiums ratio during the 2015 three-month period primarily reflects the more favorable reinsurance rates noted above.

Net Premiums Earned
Net premiums earned for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Gross premiums earned
Traditional business	$42,003	$37,453	$4,550	12.1%
Alternative market business	15,730	12,682	3,048	24.0%
Segment results	57,733	50,135	7,598	15.2%
Less: Ceded premiums earned
Traditional business	3,054	1,886	1,168	61.9%
Alternative market business	3,402	2,755	647	23.5%
Segment results	6,456	4,641	1,815	39.1%
Net premiums earned
Traditional business	38,949	35,567	3,382	9.5%
Alternative market business	12,328	9,927	2,401	24.2%
Segment results	$51,277	$45,494	$5,783	12.7%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the 2015 or 2014 three-month periods.
The increase in net premiums earned during the 2015 three-month period primarily reflects the pro rata effects of growth in net premiums written over the past twelve months.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar year loss ratio were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.5%	53.4%	62.6%	65.0%	54.7%	62.8%	0.5	(1.3)	(0.2)
Less impact of prior accident years on the net loss ratio	(1.0%)	(10.8%)	(3.3%)	(1.1%)	(9.6%)	(2.9%)	0.1	(1.2)	(0.4)
Current accident year net loss ratio	66.5%	64.2%	65.9%	66.1%	64.3%	65.7%	0.4	(0.1)	0.2
Less impact of audit premium on loss ratio	(1.7%)	(1.7%)	(1.7%)	(0.8%)	0.7%	(0.4%)	(0.9)	(2.4)	(1.3)
Less impact of change in return premium	0.9%	—%	0.6%	(1.8%)	—%	(1.4%)	2.7	—	2.0
Current accident year net loss ratio, excluding the effect of audit and return premium	67.3%	65.9%	67.0%	68.7%	63.6%	67.5%	(1.4)	2.3	(0.5)
We recognized favorable prior year development related to our previously established reserve, on a net basis of $1.7 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively, including $0.4 million in both periods related to amortization of the purchase accounting fair value adjustment for our traditional business. Favorable prior year development for our alternative market business was $1.3 million and $0.9 million for the 2015 and 2014 three-month periods, respectively.
Audit premium reduced the current accident year net loss ratio in our traditional business in both 2015 and 2014. Audit premium reduced the 2015 accident net loss ratio and increased the 2014 accident year net loss ratio in our alternative market business. Audit premium from customers results in a decrease in the net loss ratio, whereas audit premium returned to customers results in an increase in the net loss ratio.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses for the three months ended March 31, 2015 and 2014 were $15.4 million and $15.6 million, respectively. These expenses include commissions, premium taxes, management fees charged by the Corporate segment, and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts. Management fees are intercompany charges from the Corporate segment pursuant to a management agreement that became effective in the first quarter of 2015. No management fees were charged to the Workers' Compensation segment in 2014.

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Traditional business	$11,478	$12,413	$(935)	(7.5)%
Alternative market business	3,880	3,176	704	22.2%
Underwriting, policy acquisition and operating expenses	$15,358	$15,589	$(231)	(1.5)%
The following table highlights certain discrete events affecting expenses in 2015 when compared to the same three-month period in 2014:

Expense Increase (Decrease)
2015 vs 2014
(In thousands)	Three Months Ended
One-time professional fees	$(433)
Transaction-related expenses	$(1,404)

There were a nominal amount of transaction-related expenses incurred during the three months ended March 31, 2015.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the three months ended March 31, 2015 and 2014, including the impact of audit premium, management fee and certain discrete items, was as follows:

	Underwriting Expense Ratio
	Three Months Ended March 31
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported	29.5%	31.5%	30.0%	34.9%	32.0%	34.3%	(5.4)	(0.5)	(4.3)
Less estimated ratio increase (decrease) attributable to:							—	—	—
Transaction-related expenses	0.3%	—%	0.2%	4.3%	—%	3.3%	(4.0)	—	(3.1)
One-time professional fees	—%	—%	—%	1.2%	—%	1.0%	(1.2)	—	(1.0)
Amortization of intangible assets	3.3%	—%	2.5%	3.7%	—%	2.9%	(0.4)	—	(0.4)
Management fees	1.5%	—%	1.1%	—%	—%	—%	1.5	—	1.1
Impact of return premium estimate	0.4%	—%	0.3%	(1.0%)	—%	(0.7%)	1.4	—	1.0
Impact of audit premium	(0.8%)	(1.0%)	(0.8%)	(0.4%)	0.4%	(0.2%)	(0.4)	(1.4)	(0.6)
Underwriting expense ratio, less listed effects	24.8%	32.5%	26.7%	27.1%	31.6%	28.0%	(2.3)	0.9	(1.3)

The decrease in the expense ratio from 2014 to 2015 primarily reflects the growth in net premiums earned. The alternative markets expense ratio primarily reflects ceding commissions charged to each program.
Segregated Portfolio Cell (SPC) Dividend Expense
Our Workers' Compensation segment provides turn-key workers' compensation alternative market solutions that include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. The asset management and SPC management services are outsourced to a third party. Alternative market customers include individual companies, groups and associations. SPC dividend expense for each period represents the profit or loss attributable to the alternative market business ceded to the SPC's of Eastern Re, net of any participation we have taken in the SPC's.
The SPC's are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected SPC's. Our ownership interest in the SPC's in which we participate is generally 50%, but we have ownership interests as low as 25% and as high as 82.5%. Under the SPC structure, the net operating results of each cell, net of our participation, are due to the external owners of that cell.
SPC dividend expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Segregated portfolio cell net operating results	$2,537	$1,583	$954	60.3%
Eastern participation - (profit)/loss retained	(353)	(534)	181	(33.9)%
Segregated portfolio cell dividend expense	$2,184	$1,049	$1,135	108.2%
The increase in the SPC dividend expense in 2015 primarily reflects the increase in net premiums earned in the alternative markets business. Net premiums earned reflects the earn out of business written over the past twelve months, new business written in the first quarter of 2015, the renewal retention rate and rate increases.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million for the 2015 underwriting year, of which £43.2 million ($64.0 million based on March 31, 2015 exchange rates) is our allocated underwriting capacity as a Corporate Member. We have provided $85.7 million of capital in the form of FAL for the 2015 calendar year, and we have agreed to provide capital to Syndicate 1729 through 2019 to support premium writings up to $200 million. We have also provided a £10 million credit facility to the Trustees of Syndicate 1729 to provide initial operating funds, £8.0 million of which had been advanced at March 31, 2015. See related discussion under the heading "Investment Exposures" in Liquidity and Capital Resources and Financial Condition and in Note 7 to our Condensed Consolidated Financial Statements.
Syndicate 1729 functions as the medium through which we and the other capital providers participate in the property and casualty business underwritten by the Syndicate. Syndicate 1729 is led by Dale Underwriting Partners, a service company, 70% owned by Duncan Dale and 30% owned by ProAssurance, which provides underwriting and other services to Syndicate 1729 on a fee basis. Duncan Dale is an underwriter with more than 30 years of experience at Lloyd’s and in the London insurance and reinsurance market. We account for our interest in the service company using the equity method as we do not control the service company.
Our Lloyd's Syndicate segment (comprised of our 58% participation in Syndicate 1729 operating results and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729) reported net operating losses for the three months ended March 31, 2015 and 2014 of $1.1 million and $0.9 million, respectively. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses, primarily start-up costs, are reported concurrently as that information is available on an earlier time frame. Segment results for the first quarter of 2014 include only the results reported concurrently, whereas the 2015 results reflect the concurrent results as well as Syndicate 1729 operating results reported on a one quarter delay.
Segment results reported for the three months ended March 31, 2015 and 2014 included the following:

	Three Months Ended March 31
($ in thousands)	2015	2014
Net premiums written	$4,009	$—
Net premiums earned	$5,758	$—
Net investment income	$204	$15
Net losses and loss adjustment expenses	$4,008	$—
Underwriting, policy acquisition and operating expenses	$3,580	$875

Net loss ratio*	69.6%	na
Underwriting expense ratio*	62.2%	na
*There were no earned premiums in the Lloyd's Syndicate segment during 2014.
Net premiums written were $4.0 million for the three months ended March 31, 2015 and included casualty, property, and property reinsurance coverages. Due to the previously discussed reporting delay, there were no premiums written for the 2014 three-month period. As discussed in our Specialty P&C segment operating results, Syndicate 1729 has entered into a quota share reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and pays a ceding commission related to the amount assumed. Our Specialty P&C segment reports this ceding arrangement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Net premiums written in the above table included $2.7 million for the three months ended March 31, 2015, attributable to our 58% participation in this arrangement.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies written to date primarily carry a term of one year.
The net loss ratio was 69.6% for the three months ended March 31, 2015. Losses for the period were recorded using the loss assumptions incorporated into the business plan submitted to Lloyd's for Syndicate 1729; these assumptions are consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature.
Underwriting expenses were $3.6 million and $0.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Underwriting expenses for 2015 primarily consisted of underwriting and administrative salaries and benefits, professional fees and amortization of policy acquisition costs (approximately $0.3 million in 2015). No underwriting salaries or benefits were deferred during the period due to the Syndicate being in a start-up phase. The high expense ratio for 2015 reflects a low level of earned premium due to Syndicate 1729 being in its initial stage of operations. Underwriting expenses for 2014 consisted entirely of start-up costs.
Net investment income for the 2015 and 2014 three-month periods related entirely to the income earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are primarily taxed in the U.K. No tax benefit has been recognized related to the operations of this segment as the loss is not currently deductible for tax purposes in either the U.K. or the U.S. and does not meet GAAP criteria for recognition of a deferred tax asset.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three months ended March 31, 2015 and 2014 were $17.0 million and $14.0 million, respectively. Results included the following:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Net investment income	$27,100	$29,717	$(2,617)	(8.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	$1,622	$1,751	$(129)	(7.4%)
Total net realized investment gains (losses)	$4,828	$2,744	$2,084	75.9%
Operating expense	$5,370	$2,449	$2,921	>100%
Interest expense	$3,631	$3,570	$61	1.7%
Income taxes	$7,708	$14,678	$(6,970)	(47.5%)
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
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Fixed maturities	$24,737	$28,026	$(3,289)	(11.7%)
Equities	3,013	2,267	746	32.9%
Short-term and Other investments	502	1,412	(910)	(64.4%)
Business owned life insurance	456	446	10	2.2%
Investment fees and expenses	(1,608)	(2,434)	826	33.9%
Net investment income	$27,100	$29,717	$(2,617)	(8.8%)
Fixed Maturities
The decrease in our income from fixed maturity securities for 2015 was due both to lower average investment balances and to lower yields. We reduced the size of our fixed portfolio over the last year in order to repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 6% lower for the 2015 three-month period as compared to the same period in 2014.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2015	2014
Average income yield	3.4%	3.6%
Average tax equivalent income yield	3.9%	4.2%
Yields on fixed maturity securities decreased as compared to the same period in the prior year. A significant portion of the decline in the yield was due to our holdings of Treasury Inflation-Protected Securities (TIPS). Our returns from TIPS were $1.2 million lower for the first quarter of 2015 than for the first quarter of 2014.

Equities
Income from our equity portfolio increased approximately 33% for the 2015 three-month period. This was principally due to an increase in the size of our portfolio.
Short-term Investments and Other Invested Assets
Income from our other invested assets decreased for the 2015 three-month period, principally due to lower distributions from our interests in LPs that we account for using the cost method.
Investment Fees and Expenses
Investment fees and expenses were lower in 2015 due to reductions to portfolio management fees.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended March 31
($ in thousands)	2015	2014	Change
Investment LPs/LLCs	$4,140	$3,422	$718	21.0%
Tax credit partnerships	(2,518)	(1,671)	(847)	(50.7%)
Equity in earnings (loss) of unconsolidated subsidiaries	$1,622	$1,751	$(129)	(7.4)%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record our allocable portion of the operating losses of the underlying properties, based on estimates provided by the partnership. We adjust our estimate of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The increase in tax credit partnership amortization during 2015 was primarily due to a reduction to amortization recorded in the first quarter of 2014 resulting from the estimation of inception-to-date amortization of certain partnership interests.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2015 and 2014 as follows:

	Three Months Ended March 31
(In millions)	2015	2014
Tax credits recognized during the period	$5.2	$4.4
Tax benefit of amortization	$0.9	$0.6

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

	Three Months Ended March 31
(In thousands)	2015	2014
GAAP net investment result:
Net investment income	$27,100	$29,717
Equity in earnings (loss) of unconsolidated subsidiaries	1,622	1,751
GAAP net investment result	$28,722	$31,468

Pro forma tax-equivalent investment results	$41,331	$43,276

Reconciliation of pro forma and GAAP tax-equivalent investment results:
Pro forma tax-equivalent investment results	$41,331	$43,276
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	3,812	4,436
BOLI	246	240
Dividends received	537	386
Tax credit partnerships	8,014	6,746
GAAP net investment result	$28,722	$31,468

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2015	2014
Other-than-temporary impairment losses, total:
State and municipal bonds	$—	$(50)
Corporate debt	(3,271)	—
Portion recognized in (reclassified from) Other Comprehensive Income:
Corporate debt	1,441	—
Net impairments recognized in earnings	$(1,830)	$(50)
Gross realized gains, available-for-sale securities	4,001	805
Gross realized (losses), available-for-sale securities	(1,255)	(54)
Net realized gains (losses), trading securities	2,667	13,783
Net realized gains (losses), other investments	116	198
Change in unrealized holding gains (losses), trading securities	859	(12,946)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	270	1,008
Net realized investment gains (losses)	$4,828	$2,744
During the first quarter of 2015, we recognized credit-related impairments of $1.8 million related to our investments in high-yield securities from three issuers in the energy industry. We also recognized non-credit impairments of $1.4 million related to these securities as the fair value of the securities was less than the future cash flows expected to be received from the securities.

Operating Expenses
Corporate segment operating expenses were $5.4 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.
The increase in operating expenses as compared to 2014 reflects the effects of a corporate restructuring process during 2014 and the implementation of a management fee charged by the Corporate segment to the Specialty P&C and Workers' Compensation segments in 2015. As a part of our restructuring process in 2014, there were shifts in the recording of certain expenses between segments, with the net effect being an increase to Corporate expenses and a decrease to Specialty P&C expenses. Also, beginning with the first quarter of 2015, the operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for various management services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the new arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Prior to 2015, a substantial portion of expenses associated with Corporate services were directly allocated to the insurance subsidiaries included in the Specialty P&C segment. Expenses were not allocated to the subsidiaries within the Workers' Compensation segment during 2014 as these subsidiaries were newly acquired.
Due to these changes to our reporting of expenses by segment, we believe a comparison of Corporate and Specialty P&C expenses on a combined basis is more meaningful than a separate analysis by segment. The table below compares underwriting and operating expenses reported by the Corporate and Specialty P&C segments on a combined basis for the three-month periods ending March 31, 2015 and 2014.

	Three Months Ended March 31
($ in millions)	2015	2014	Change
Underwriting, policy acquisition and operating expense:
Corporate Segment:
Operating expenses	$9.4	$6.9	$2.5	36.2%
Operating expenses allocated to Specialty P&C segment	—	(4.5)	4.5	nm
Management fee offset	(4.0)	—	(4.0)	nm
Segment Total	$5.4	$2.4	$3.0	>100%

Specialty P&C segment :
DPAC amortization	12.3	14.5	(2.2)	(15.2%)
Management fees	1.9	—	1.9	nm
Expenses allocated from the Corporate segment	—	4.5	(4.5)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(1.6)	1.6	nm
Net allocation from the Corporate segment	—	2.9	(2.9)	nm
Other underwriting and operating expenses	13.0	16.3	(3.3)	(20.2%)
Segment Total	$27.2	$33.7	$(6.5)	(19.3%)

Corporate and Specialty P&C expenses, combined	$32.6	$36.1	$(3.5)	(9.7%)

Corporate and Specialty P&C expenses, combined, exclusive of DPAC amortization, management fees and allocations identified above	$22.4	$23.2	$(0.8)	(3.4%)
On a combined basis, exclusive of any effect from management fees or DPAC amortization, there was an $0.8 million decrease in expenses in 2015 as compared to 2014, with there being no cost variations that were individually significant.

Interest Expense
Interest expense increased during the three months ended March 31, 2015 as compared to the same period in 2014 due to a $100 million secured borrowing against the Revolving Credit Agreement in January 2015. Our weighted average outstanding debt approximated $342 million for the three months ended March 31, 2015 as compared to $250 million for the same period in 2014.
Interest expense for the three months ended March 31, 2015 and 2014 was composed of the following:

	Three Months Ended March 31
(In thousands)	2015	2014	Change
Senior notes due 2023	$3,357	$3,362	$(5)
Revolving credit agreement (including fees and amortization)	264	92	172
Other	10	116	(106)
	$3,631	$3,570	$61
Taxes
We calculate our effective tax rate on a consolidated basis, dividing consolidated tax expense by consolidated pre-tax income. Factors affecting our effective tax rate include the following:

	Three Months Ended March 31
	2015	2014
Statutory rate	35.0%	35.0%
Tax-exempt income	(6.7%)	(5.1%)
Tax credits	(12.1%)	(6.8%)
Non-U.S. loss	0.4%	—%
Other	0.3%	0.8%
Effective tax rate	16.9%	23.9%
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both 2015 and 2014 were different from the statutory Federal income tax rate primarily due to the following:

•	a portion of our investment income was tax-exempt

•	we utilized tax credits transferred to us from our tax credit partnership investments

•	we did not recognize a tax benefit related to the operating loss associated with our participation in Lloyd's Syndicate 1729, a U.K. tax entity.
The increased effect of tax-exempt income and the tax credits was primarily because the total amount of pre-tax income declined in 2015 as compared to 2014, but the effect of the tax credits also reflects an increased amount of credits. Tax credits recognized for the three-month periods ended March 31, 2015 and 2014, were $5.2 million and $4.4 million, respectively.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2015 and December 31, 2014. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	March 31, 2015
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$93	$92	$89	$87	$84
U.S. Government-sponsored enterprise obligations	39	38	38	37	36
State and municipal bonds	1,074	1,059	1,025	988	950
Corporate debt	1,521	1,495	1,443	1,387	1,334
Asset-backed securities	458	457	450	438	423
All fixed maturity securities	$3,185	$3,141	$3,045	$2,937	$2,827

Duration:
U.S. Treasury obligations	3.44	3.39	3.32	3.25	3.19
U.S. Government-sponsored enterprise obligations	2.44	2.41	2.49	2.90	2.97
State and municipal bonds	3.44	3.53	3.62	3.74	3.84
Corporate debt	3.78	3.81	3.89	3.86	3.81
Asset-backed securities	1.67	1.67	2.42	3.17	3.55
All fixed maturity securities	3.34	3.37	3.55	3.69	3.75

	December 31, 2014
Fair Value (in millions):
U.S. Treasury obligations	$176	$172	$167	$161	$156
U.S. Government-sponsored enterprise obligations	41	40	40	38	37
State and municipal bonds	1,114	1,097	1,063	1,024	985
Corporate debt	1,503	1,468	1,417	1,365	1,316
Asset-backed securities	468	467	458	447	432
All fixed maturity securities	$3,302	$3,244	$3,145	$3,035	$2,926

Duration:
U.S. Treasury obligations	3.56	3.50	3.43	3.36	3.30
U.S. Government-sponsored enterprise obligations	2.53	2.49	2.80	3.08	3.12
State and municipal bonds	3.40	3.49	3.60	3.73	3.85
Corporate debt	3.71	3.73	3.82	3.76	3.70
Asset-backed securities	1.51	1.69	2.36	3.08	3.47
All fixed maturity securities	3.30	3.30	3.50	3.60	3.70
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
Our cash and short-term investment portfolio at March 31, 2015 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2015, 92% of our fixed maturity securities were rated investment grade as determined by Nationally Recognized Statistical Rating Organizations (NRSROs), such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $252 million at March 31, 2015 and $244 million at December 31, 2014. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At March 31, 2015 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $263 million. These equity securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $287 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $238 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2015. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2014 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (*) (in thousands)
January 1 - 31, 2015	463,208	$44.92	463,208	$160,725
February 1 - 28, 2015	320,191	$45.85	320,191	$146,035
March 1 - 31, 2015	475,511	$45.51	475,511	$124,385
Total	1,258,910	$45.38	1,258,910

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
May 7, 2015

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)