Form 10-Q
period 2015-06-30
PROASSURANCE CORP
filed 2015-08-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015 or

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
As of July 31, 2015, there were 53,667,668 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
BOLI	Business owned life insurance
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned, but unbilled premium
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
GAAP	Generally accepted accounting principles in the United States of America
HCPL	Healthcare professional liability
IRS	Internal Revenue Service
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
NAV	Net asset value
NYSE	New York Stock Exchange
NRSRO	Nationally recognized statistical rating organization
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SEC	Securities and Exchange Commission
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TIPS	Treasury Inflation Protected Securities
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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

•	changes in the interest rate environment;
•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;
•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB, or the NYSE and that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
•
the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system, including changes attributable to the Patient Protection and Affordable Care Act;

•
consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;

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

Additional risks that could arise from our membership in the Lloyd's of London market and our participation in Syndicate 1729 include, but are not limited to, the following:
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,903,152 and $3,055,477, respectively	$2,967,353	$3,145,027
Equity securities, trading, at fair value; cost, $290,811 and $283,107 respectively	307,326	314,482
Short-term investments	144,351	131,259
Business owned life insurance	56,090	56,381
Investment in unconsolidated subsidiaries	291,661	276,501
Other investments, $31,600 and $28,958 at fair value, respectively, otherwise at cost or amortized cost	91,110	86,057
Total Investments	3,857,891	4,009,707
Cash and cash equivalents	151,366	197,040
Premiums receivable	219,993	202,528
Receivable from reinsurers on paid losses and loss adjustment expenses	9,024	6,494
Receivable from reinsurers on unpaid losses and loss adjustment expenses	237,801	237,966
Prepaid reinsurance premiums	35,673	32,115
Deferred policy acquisition costs	44,398	38,790
Real estate, net	39,374	39,799
Intangible assets	96,598	100,733
Goodwill	210,725	210,725
Other assets	98,648	93,263
Total Assets	$5,001,491	$5,169,160
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,026,697	$2,058,266
Unearned premiums	370,459	345,828
Reinsurance premiums payable	24,143	17,451
Total Policy Liabilities	2,421,299	2,421,545
Deferred tax liability	11,142	18,818
Other liabilities	161,866	320,853
Long-term debt	350,000	250,000
Total Liabilities	2,944,307	3,011,216
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,496,623 and 62,297,214 shares issued, respectively	625	623
Additional paid-in capital	362,230	359,577
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $21,784 and $31,342, respectively	41,049	58,204
Retained earnings	2,028,745	1,991,704
Treasury shares, at cost, 8,481,567 shares and 5,763,388 shares, respectively	(375,465)	(252,164)
Total Shareholders’ Equity	2,057,184	2,157,944
Total Liabilities and Shareholders’ Equity	$5,001,491	$5,169,160
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
Common shares reacquired	—	—	—	—	(123,301)	(123,301)
Common shares issued for compensation	—	2,082	—	—	—	2,082
Share-based compensation	—	4,966	—	—	—	4,966
Net effect of restricted and performance shares issued and stock options exercised	2	(4,395)	—	—	—	(4,393)
Dividends to shareholders	—	—	—	(33,931)	—	(33,931)
Other comprehensive income (loss)	—	—	(17,155)	—	—	(17,155)
Net income	—	—	—	70,972	—	70,972
Balance at June 30, 2015	$625	$362,230	$41,049	$2,028,745	$(375,465)	$2,057,184

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2013	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
Common shares reacquired	—	—	—	—	(122,281)	(122,281)
Common shares issued for compensation	—	2,685	—	—	—	2,685
Share-based compensation	—	5,641	—	—	—	5,641
Net effect of restricted and performance shares issued and stock options exercised	2	(2,821)	—	—	—	(2,819)
Dividends to shareholders	—	—	—	(35,534)	—	(35,534)
Other comprehensive income (loss)	—	—	21,992	—	—	21,992
Net income	—	—	—	96,673	—	96,673
Balance at June 30, 2014	$623	$355,399	$81,653	$2,076,742	$(153,646)	$2,360,771
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues
Net premiums earned	$175,293	$176,303	$347,192	$348,032
Net investment income	27,955	30,225	55,258	59,957
Equity in earnings (loss) of unconsolidated subsidiaries	2,420	719	4,041	2,470
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(1,209)	—	(4,480)	(50)
Portion of OTTI losses recognized in (reclassified from) other comprehensive income before taxes	348	—	1,789	—
Net impairment losses recognized in earnings	(861)	—	(2,691)	(50)
Other net realized investment gains (losses)	(2,967)	13,046	3,702	15,840
Total net realized investment gains (losses)	(3,828)	13,046	1,011	15,790
Other income	1,576	2,154	3,745	4,249
Total revenues	203,416	222,447	411,247	430,498
Expenses
Losses and loss adjustment expenses	112,747	104,052	230,915	200,104
Reinsurance recoveries	(8,808)	(5,139)	(21,837)	(11,683)
Net losses and loss adjustment expenses	103,939	98,913	209,078	188,421
Underwriting, policy acquisition and operating expenses	53,525	52,157	104,881	104,672
Segregated portfolio cells dividend expense	1,230	1,789	3,414	2,838
Interest expense	3,710	3,521	7,341	7,091
Total expenses	162,404	156,380	324,714	303,022
Income before income taxes	41,012	66,067	86,533	127,476
Provision for income taxes
Current expense (benefit)	13,776	14,389	14,128	22,294
Deferred expense (benefit)	(5,922)	1,736	1,433	8,509
Total income tax expense (benefit)	7,854	16,125	15,561	30,803
Net income	33,158	49,942	70,972	96,673
Other comprehensive income (loss), after tax, net of reclassification adjustments	(24,828)	11,247	(17,155)	21,992
Comprehensive income	$8,330	$61,189	$53,817	$118,665
Earnings per share:
Basic	$0.60	$0.84	$1.27	$1.60
Diluted	$0.60	$0.84	$1.26	$1.59
Weighted average number of common shares outstanding:
Basic	55,445	59,524	56,016	60,383
Diluted	55,645	59,742	56,226	60,615
Cash dividends declared per common share	$0.31	$0.30	$0.62	$0.60
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2015	2014
Operating Activities
Net income	$70,972	$96,673
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	23,668	23,974
Net realized investment gains	(1,011)	(15,790)
Share-based compensation	4,966	5,641
Deferred income taxes	1,433	8,509
Policy acquisition costs, net amortization (net deferral)	(5,608)	(4,535)
Equity in earnings of unconsolidated subsidiaries, excluding distributions received and tax credit partnership amortization	(7,973)	(5,941)
Other	(674)	(439)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(17,465)	(27,786)
Reinsurance related assets and liabilities	769	(17,128)
Other assets	(5,909)	(6,017)
Reserve for losses and loss adjustment expenses	(31,569)	(50,284)
Unearned premiums	24,631	27,441
Other liabilities	(2,478)	(5,184)
Net cash provided (used) by operating activities	$53,752	$29,134
Investing Activities
Purchases of:
Fixed maturities, available for sale	$(375,552)	$(365,421)
Equity securities, trading	(153,610)	(56,006)
Other investments	(15,786)	(19,535)
Funding of tax credit limited partnerships	(659)	(5,348)
Investment in unconsolidated subsidiaries	(26,275)	(16,603)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	520,169	342,347
Equity securities, trading	157,005	85,477
Other investments	11,918	10,288
Distributions from unconsolidated subsidiaries	13,619	—
Net sales or maturities (purchases) of short-term investments	(13,130)	99,244
Cash received in acquisitions	—	35,013
Unsettled security transactions, net change	1,229	19,866
(Increase) decrease in restricted cash	—	78,000
Other	(5,266)	6,065
Net cash provided (used) by investing activities	$113,662	$213,387
Continued on following page.

	Six Months Ended June 30
	2015	2014
Financing Activities
Borrowing under revolving credit agreement	$100,000	$—
Repurchase of common stock	(123,301)	(119,593)
Dividends to shareholders	(184,411)	(36,223)
Other	(5,376)	(5,429)
Net cash provided (used) by financing activities	(213,088)	(161,245)
Increase (decrease) in cash and cash equivalents	(45,674)	81,276
Cash and cash equivalents at beginning of period	197,040	129,383
Cash and cash equivalents at end of period	$151,366	$210,659

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$—	$205,244
Dividends declared and not yet paid	$16,728	$17,607
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2014 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2015 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.
Other Liabilities
Other liabilities consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
SPC dividends payable	$18.6	$15.8
Unpaid dividends	16.7	167.7
All other	126.6	137.4
Total other liabilities	$161.9	$320.9
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of SPCs operated by ProAssurance's Cayman Islands subsidiary, Eastern Re.
Unpaid dividends represents common stock dividends declared by ProAssurance's Board of Directors that have not yet been paid. Unpaid dividends at December 31, 2014 reflect a special dividend declared in late 2014 that was paid in January 2015.
Accounting Changes Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance regarding the requirements for reporting discontinued operations. Under the new guidance, reporting entities are required to report disposals of business components only if the disposal represents a strategic shift in the entity’s operations that will have a major effect on the entity’s operations and financial results. The new guidance expands disclosure requirements for reported discontinued operations and requires disclosure of pre-tax profit or loss attributable to significant disposals that are not reported as discontinued operations. ProAssurance adopted the guidance as of January 1, 2015. Adoption of the guidance had no effect on ProAssurance’s results of operations or financial position.
Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also revised other disclosure requirements for investments measured or eligible to be measured at fair value using the net asset value per share practical expedient. ProAssurance adopted the guidance as of June 30, 2015 as early adoption is permitted. Adoption of the guidance had no effect on ProAssurance's results of operations or financial position as it affected disclosures only.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

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
Amendments to the Consolidation Analysis
Effective for fiscal years beginning after December 15, 2015, the FASB issued additional guidance regarding the consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new standard modifies the evaluation of whether or not entities are VIEs and the consolidation analysis of entities involved with VIEs, particularly those having fee arrangements and related party relationships. ProAssurance is in the process of evaluating the effect, if any, of the new guidance on its results of operations and financial position and plans to adopt the guidance beginning January 1, 2016. The effect is not expected to be material.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Disclosures about Short-Duration Contracts
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance that requires insurance entities to provide detailed discloses relative to the reserve for losses and loss adjustment expenses in annual reporting periods and a roll-forward of the reserve for losses and loss adjustment expenses in interim reporting periods. The guidance also requires disclosures regarding significant changes in the methodologies and assumptions used to calculate the reserve for losses and loss adjustment expenses, including reasons for and the effects of such changes. ProAssurance plans to adopt the guidance beginning January 1, 2016. Adoption of the guidance is not expected to have a material effect on ProAssurance's results of operations or financial position as it affects disclosures only.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

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

Fair values of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

	June 30, 2015
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$99,506	$—	$99,506
U.S. Government-sponsored enterprise obligations	—	29,735	—	29,735
State and municipal bonds	—	1,003,611	—	1,003,611
Corporate debt, multiple observable inputs	2,262	1,396,416	—	1,398,678
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	7,927	7,927
Other corporate debt, NRSRO ratings not available	—	—	541	541
Residential mortgage-backed securities	—	267,273	—	267,273
Agency commercial mortgage-backed securities	—	11,348	—	11,348
Other commercial mortgage-backed securities	—	45,617	—	45,617
Other asset-backed securities	—	98,340	4,777	103,117
Equity securities
Financial	71,102	—	—	71,102
Utilities/Energy	38,219	—	—	38,219
Consumer oriented	48,270	—	76	48,346
Industrial	40,846	—	—	40,846
Bond funds	79,419	—	—	79,419
All other	16,391	13,003	—	29,394
Short-term investments	141,496	2,855	—	144,351
Other investments	3,346	27,294	960	31,600
Total assets categorized within the fair value hierarchy	$441,351	$2,994,998	$14,281	$3,450,630
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				149,083
Total assets at fair value				$3,599,713

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

	December 31, 2014
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$166,512	$—	$166,512
U.S. Government-sponsored enterprise obligations	—	39,563	—	39,563
State and municipal bonds	—	1,057,590	5,025	1,062,615
Corporate debt, multiple observable inputs	—	1,404,020	—	1,404,020
Corporate debt, limited observable inputs:
Other corporate debt, NRSRO ratings available	—	—	10,474	10,474
Other corporate debt, NRSRO ratings not available	—	—	2,607	2,607
Residential mortgage-backed securities	—	276,056	—	276,056
Agency commercial mortgage-backed securities	—	15,493	—	15,493
Other commercial mortgage-backed securities	—	51,063	—	51,063
Other asset-backed securities	—	111,855	4,769	116,624
Equity securities
Financial	79,341	—	—	79,341
Utilities/Energy	25,629	—	—	25,629
Consumer oriented	65,670	—	—	65,670
Industrial	55,460	—	—	55,460
Bond funds	55,196	—	—	55,196
All other	33,186	—	—	33,186
Short-term investments	131,199	60	—	131,259
Other investments	6,050	22,908	—	28,958
Total assets categorized within the fair value hierarchy	$451,731	$3,145,120	$22,875	$3,619,726
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				133,250
Total assets at fair value				$3,752,976
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. If a value did not appear reasonable, the valuation was discussed with the service that provided the value and would have been adjusted, if necessary. No such adjustments were necessary in 2015 or 2014.
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
June 30, 2015

State and municipal bonds were valued using a series of matrices that considered credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations were further adjusted, when necessary, to reflect the expected effect on fair value of recent significant economic or geographic events or ratings changes.
Corporate debt with multiple observable inputs consisted primarily of corporate bonds, but also included a small number of bank loans. The methodology used to value Level 2 corporate bonds was the same as the methodology previously described for U.S. Government-sponsored enterprise obligations. Bank loans were valued based on an average of broker quotes for the loans in question, if available. If quotes were not available, the loans were valued based on quoted prices for comparable loans or, if the loan was newly issued, by comparison to similar seasoned issues. Broker quotes were compared to actual trade prices on a regular basis to permit assessment of the reliability of the quotes; unreliable quotes were not considered in quoted averages.
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
Equity securities were securities not traded on an exchange on the valuation date. The securities were valued using the most recently available quotes for the securities.
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
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2015, 94% of the securities were rated; the average rating was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Equity securities and Other investments consisted of common stock and convertible securities for which limited observable inputs were available at June 30, 2015. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In millions)	June 30, 2015	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$—	$5.0	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$8.5	$13.1	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.8	$4.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity securities and Other investments	$1.1	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
June 30, 2015

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	June 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance March 30, 2015	$—	$5,025	$9,977	$4,788	$—	$19,790
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	—	—
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	—	(459)	21	(11)	(80)	(529)
Purchases	—	—	—	—	1,116	1,116
Sales	—	—	(536)	—	—	(536)
Transfers in	—	—	—	—	—	—
Transfers out	—	(4,566)	(994)	—	—	(5,560)
Balance June 30, 2015	$—	$—	$8,468	$4,777	$1,036	$14,281
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—

	June 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance December 31, 2014	$—	$5,025	$13,081	$4,769	$—	$22,875
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	17	—	—	17
Net realized investment gains (losses)	—	—	2	—	—	2
Included in other comprehensive income	—	(459)	(262)	8	(80)	(793)
Purchases	—	—	1,515	—	1,116	2,631
Sales	—	—	(836)	—	—	(836)
Transfers in	—	—	—	—	—	—
Transfers out	—	(4,566)	(5,049)	—	—	(9,615)
Balance June 30, 2015	$—	$—	$8,468	$4,777	$1,036	$14,281
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

	June 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance March 30, 2014	$999	$7,490	$12,381	$7,226	$—	$28,096
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(4)	16	—	—	12
Net realized investment gains (losses)	—	—	—	—	—	—
Included in other comprehensive income	2	(26)	(2)	25	—	(1)
Purchases	—	—	2,499	1,175	—	3,674
Sales	—	—	(350)	(61)	—	(411)
Transfers in	—	1,549	—	—	—	1,549
Transfers out	(1,001)	(1,861)	—	(2,405)	—	(5,267)
Balance June 30, 2014	$—	$7,148	$14,544	$5,960	$—	$27,652
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—

	June 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$—	$28,328
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(6)	32	—	—	26
Net realized investment gains (losses)	—	(95)	3	—	—	(92)
Included in other comprehensive income	1	42	667	69	—	779
Purchases	1,000	1,861	2,499	3,340	—	8,700
Sales	—	(257)	(808)	(61)	—	(1,126)
Transfers in	—	2,119	—	305	—	2,424
Transfers out	(1,001)	(3,854)	(2,025)	(4,507)	—	(11,387)
Balance June 30, 2014	$—	$7,148	$14,544	$5,960	$—	$27,652
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and six months ended June 30, 2015 or 2014.
Transfers shown in the preceding Level 3 tables were as of the end of the period and were to or from Level 2.
All transfers during the three and six months ended June 30, 2015 and June 30, 2014 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both June 30, 2015 and December 31, 2014 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2015	June 30, 2015	December 31, 2014
Investments in LPs/LLCs:
Private debt funds (1)	$25,946	$38,812	$37,296
Long equity fund (2)	None	7,058	6,747
Long/short equity funds (3)	None	25,356	25,301
Non-public equity funds (4)	$53,356	65,374	51,811
Multi-strategy fund of funds (5)	None	8,534	8,271
Structured credit fund (6)	None	3,949	3,824
		$149,083	$133,250

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

ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LP/LLC.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	June 30, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$56,090	$56,090	$56,381	$56,381
Other investments	$59,510	$56,672	$57,099	$57,994
Other assets	$23,079	$23,052	$22,440	$22,399
Financial liabilities:
Senior notes due 2023	$250,000	$267,853	$250,000	$276,503
Revolving credit agreement	$100,000	$100,000	$—	$—
Other liabilities	$15,259	$15,253	$14,656	$14,645
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Other investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in FHLB common stock carried at cost, and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests was based on the equity value of the interest provided by the LP/LLC managers for the most recent quarter, which approximates the fair value of the interest. The estimated fair value of the FHLB common stock was based on the amount ProAssurance would receive if its membership were canceled, as the membership cannot be sold. The fair value of the annuity represents the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
Other assets and Other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs provided by the underlying funds. Other assets also included a secured note receivable and an unsecured receivable under a revolving credit agreement. Fair value of these receivables was based on the present value of expected cash flows from the receivables, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities also included certain contractual liabilities related to prior business combinations. The fair values of the business combination liabilities were based on the present value of the expected future cash outflows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
The fair value of the long-term debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

3. Investments
Available-for-sale securities at June 30, 2015 and December 31, 2014 included the following:

	June 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$97,491	$2,223	$208	$99,506
U.S. Government-sponsored enterprise obligations	28,452	1,328	45	29,735
State and municipal bonds	969,667	36,244	2,300	1,003,611
Corporate debt	1,387,556	36,992	17,402	1,407,146
Residential mortgage-backed securities	261,015	7,738	1,480	267,273
Agency commercial mortgage-backed securities	11,135	238	25	11,348
Other commercial mortgage-backed securities	45,032	698	113	45,617
Other asset-backed securities	102,804	368	55	103,117
	$2,903,152	$85,829	$21,628	$2,967,353

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$163,714	$3,785	$987	$166,512
U.S. Government-sponsored enterprise obligations	38,022	1,641	100	39,563
State and municipal bonds	1,015,555	47,395	335	1,062,615
Corporate debt	1,389,970	44,234	17,103	1,417,101
Residential mortgage-backed securities	266,306	10,198	448	276,056
Agency commercial mortgage-backed securities	15,344	208	59	15,493
Other commercial mortgage-backed securities	50,025	1,137	99	51,063
Other asset-backed securities	116,541	288	205	116,624
	$3,055,477	$108,886	$19,336	$3,145,027

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$97,491	$14,924	$69,645	$11,744	$3,193	$99,506
U.S. Government-sponsored enterprise obligations	28,452	2,649	19,404	7,345	337	29,735
State and municipal bonds	969,667	50,386	341,963	443,042	168,220	1,003,611
Corporate debt	1,387,556	106,506	731,107	540,308	29,225	1,407,146
Residential mortgage-backed securities	261,015					267,273
Agency commercial mortgage-backed securities	11,135					11,348
Other commercial mortgage-backed securities	45,032					45,617
Other asset-backed securities	102,804					103,117
	$2,903,152					$2,967,353
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at June 30, 2015.
Cash and securities with a carrying value of $49.6 million at June 30, 2015 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $126.4 million at June 30, 2015 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at June 30, 2015 included fixed maturities with a fair value of $89.3 million and short term investments with a fair value of approximately $0.2 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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
Other Investments
Other investments at June 30, 2015 and December 31, 2014 were comprised as follows:

(In thousands)	June 30, 2015	December 31, 2014
Investments in LPs/LLCs, at cost	$55,978	$53,258
Convertible securities, at fair value	31,600	28,958
Other, principally FHLB capital stock, at cost	3,532	3,841
	$91,110	$86,057
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	June 30, 2015	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2015	December 31, 2014
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	See below	$126,440	$133,143
Other tax credit partnerships	See below	3,717	—
All other LPs/LLCs	< 25%	161,504	143,358
		$291,661	$276,501
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects our total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $55.7 million at June 30, 2015. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $70.7 million at June 30, 2015. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
Other tax credit partnerships are comprised entirely of historic tax credits. The historic tax credits generate investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. ProAssurance's ownership percentage relative to the tax credit partnerships is almost 100%. ProAssurance does not have the ability to exert control over the partnerships; the interests are accounted for using the equity method.
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $149.1 million at June 30, 2015 and $133.3 million at December 31, 2014. ProAssurance also holds interests in other LPs/LLCs where the carrying value is not considered to approximate the estimated fair value of the interest; such interests totaled $12.4 million at June 30, 2015 and $10.1 million at December 31, 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2015 and December 31, 2014, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$31,127	$207	$25,299	$150	$5,828	$57
U.S. Government-sponsored enterprise obligations	3,447	46	3,447	46	—	—
State and municipal bonds	130,171	2,300	124,146	2,014	6,025	286
Corporate debt	497,704	17,403	444,860	12,629	52,844	4,774
Residential mortgage-backed securities	82,512	1,480	72,839	1,215	9,673	265
Agency commercial mortgage-backed securities	609	25	187	—	422	25
Other commercial mortgage-backed securities	14,379	114	10,436	92	3,943	22
Other asset-backed securities	27,088	53	18,441	33	8,647	20
	$787,037	$21,628	$699,655	$16,179	$87,382	$5,449
Other investments
Investments in LPs/LLCs carried at cost	$29,076	$4,552	$29,076	$4,552	$—	$—

	December 31, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$61,209	$987	$46,869	$617	$14,340	$370
U.S. Government-sponsored enterprise obligations	6,268	100	2,775	44	3,493	56
State and municipal bonds	39,831	335	18,910	84	20,921	251
Corporate debt	423,107	17,103	326,804	13,236	96,303	3,867
Residential mortgage-backed securities	45,006	448	14,406	31	30,600	417
Agency commercial mortgage-backed securities	4,783	59	70	—	4,713	59
Other commercial mortgage-backed securities	13,860	99	7,005	28	6,855	71
Other asset-backed securities	62,577	205	59,176	109	3,401	96
	$656,641	$19,336	$476,015	$14,149	$180,626	$5,187
Other investments
Investments in LPs/LLCs carried at cost	$23,683	$3,948	$22,265	$3,711	$1,418	$237
As of June 30, 2015, excluding U.S. Government backed securities, there were 651 debt securities (23.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 475 issuers. The greatest and second greatest unrealized loss position among those securities were approximately $1.0 million and $0.8 million, respectively. The securities were evaluated for impairment as of June 30, 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

As of December 31, 2014, excluding U.S. Government backed securities, there were 588 debt securities (20.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 434 issuers. The greatest and second greatest unrealized loss position among those securities approximated $1.7 million and $0.7 million, respectively. The securities were evaluated for impairment as of December 31, 2014.
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
Fixed maturity securities held in an unrealized loss position at June 30, 2015, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the June 30, 2015 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Fixed maturities	$25,025	$28,919	$49,984	$56,960
Equities	3,456	2,551	6,468	4,818
Short-term and Other investments	396	518	902	1,930
BOLI	474	452	930	898
Investment fees and expenses	(1,396)	(2,215)	(3,026)	(4,649)
Net investment income	$27,955	$30,225	$55,258	$59,957
Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses due to amortization resulting from the allocable portion of the projected operating losses of qualified affordable housing project tax credits investments of $2.6 million and $5.2 million for the three- and six-month periods ended June 30, 2015, respectively, and $2.4 million and $4.0 million for the three- and six-month periods ended June 30, 2014, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Total OTTI losses:
State and municipal bonds	$—	$—	$—	$(50)
Corporate debt	(1,209)	—	(4,480)	—
Portion recognized in (reclassified from) OCI:
Corporate debt	348	—	1,789	—
Net impairments recognized in earnings	$(861)	$—	$(2,691)	$(50)
Gross realized gains, available-for-sale securities	3,627	2,170	7,640	2,975
Gross realized (losses), available-for-sale securities	(810)	(265)	(2,065)	(319)
Net realized gains (losses), trading securities	9,525	4,819	12,192	18,602
Net realized gains (losses), Other investments	602	68	718	266
Change in unrealized holding gains (losses), trading securities	(15,751)	5,443	(14,893)	(7,503)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(968)	811	(698)	1,819
Other	808	—	808	—
Net realized investment gains (losses)	$(3,828)	$13,046	$1,011	$15,790
ProAssurance recognized credit-related impairments totaling $0.9 million and $2.7 million for the three- and six-month periods ended June 30, 2015. The impairments related to high-yield securities from issuers in the energy industry. ProAssurance also recognized non-credit impairments related to these securities of $0.3 million and $1.8 million for the same respective periods, as the fair value of the securities was less than the future cash flows expected to be received from the securities.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Balance beginning of period	$2,062	$83	$232	$83
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	1,830	—
OTTI has been previously recognized	861	—	861	—
Reductions due to:
Securities sold during the period (realized)	(293)	—	(293)	—
Balance June 30	$2,630	$83	$2,630	$83
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2015	2014	2015	2014
Proceeds from sales (exclusive of maturities and paydowns)	$95.1	$105.7	$301.0	$122.5
Purchases	$160.5	$235.1	$375.6	$365.4

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments, and because no tax benefit is received related to the operating loss or the U.K. tax expense associated with our Lloyd's Syndicate segment.
ProAssurance had receivables for federal income taxes of $7.3 million at June 30, 2015 and $1.1 million at December 31, 2014, both carried as a part of Other Assets. The liability for unrecognized tax benefits was $0.7 million at June 30, 2015 and $0.6 million at December 31, 2014.
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
Amortization of DPAC was $19.9 million and $38.9 million for the three and six months ended June 30, 2015, respectively, and $21.4 million and $41.2 million for the three and six months ended June 30, 2014, respectively.
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
During the three and six months ended June 30, 2015, ProAssurance recognized favorable net loss development of $35.1 million and $68.6 million, respectively, related to prior accident years. The favorable net loss development primarily reflected reductions in the Company's estimates of claims severity related to the 2008 through 2012 accident years.
For the three and six months ended June 30, 2014, ProAssurance recognized favorable net loss development of $42.2 million and $90.4 million, respectively, to reflect reductions in estimated claims severity related to the 2007 through 2011 accident years.
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $143.4 million, expected to be paid as follows: $55.0 million in 2015, $87.0 million in 2016 and 2017 combined, $0.7 million in 2018 and 2019 combined and $0.7 million thereafter. Of these funding commitments, $13.3 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $11.9 million in 2015, $0.5 million in 2016 and 2017 combined, $0.3 million in 2018 and 2019 combined and $0.6 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At June 30, 2015, ProAssurance was satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $89.5 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

ProAssurance has issued an unconditional revolving credit agreement of up to £10 million to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under this Syndicate Credit Agreement bear interest at 8.5% annually, and are repayable upon demand after December 31, 2016. As of June 30, 2015, the unused commitment under the Syndicate Credit Agreement approximated £2.0 million ($3.1 million as of June 30, 2015).
8. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	June 30, 2015	December 31, 2014
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings fully secured, see Note 3, and carried at an interest rate of 0.77%. The interest rate on the borrowing is set at the time the borrowing is initiated or renewed. The current borrowing can be repaid or renewed in October 2015. If renewed, the interest rate will reset.	100,000	—
	$350,000	$250,000
Revolving Credit Agreement
During June 2015, ProAssurance amended certain terms of its Revolving Credit Agreement to include the following:
(1) The available line of credit of $200 million has been expanded to include an additional $50 million accordion feature, which if subscribed successfully, would also be available for use.
(2) All borrowings are required to be repaid prior to the expiration date which has been extended to June 19, 2020.
(3) ProAssurance is required to pay a commitment fee, ranging from 12.5 to 25 basis points based on ProAssurance's credit ratings, on the average unused portion of the credit line during the term of the Revolving Credit Agreement.
(4) Borrowing under the Revolving Credit Agreement may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0 to 163 basis points, based on ProAssurance's credit rating and whether the borrowing is secured or unsecured.
In addition, the financial covenants were amended to replace the original minimum net worth calculation with a requirement that ProAssurance maintain a net worth, excluding AOCI, of at least $1.3 billion.
Covenant Compliance
There are no financial covenants associated with the Senior Notes due 2023.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. The Revolving Credit Agreement also defines financial covenants regarding permitted leverage ratios. ProAssurance is currently in compliance with all covenants of the Agreement.
Additional Information
For additional information regarding ProAssurance's long-term debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2014 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

9. Shareholders’ Equity
At June 30, 2015 and December 31, 2014, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during the first and second quarters of 2015 totaling $33.9 million, which included the second quarter dividend of $16.7 million that was paid in July 2015. ProAssurance declared cash dividends of $0.30 per share during both the first and second quarters of 2014 totaling $35.5 million, which included the second quarter dividend of $17.6 million that was paid in July 2014.
At June 30, 2015, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $158.2 million remained available for use, which included a $100 million increase to the authorization approved by the Board in May 2015. ProAssurance repurchased approximately 2.7 million shares during each six-month period ending June 30, 2015 and 2014 at a total cost of $123.3 million and $122.3 million, respectively.
Share-based compensation expense was $2.3 million and $5.0 million for the three and six months ended June 30, 2015, respectively, and $2.4 million and $5.6 million for the three and six months ended June 30, 2014, respectively. Related tax benefits were $0.8 million and $1.7 million for the three and six months ended June 30, 2015, respectively, and $0.8 million and $2.0 million for the three and six months ended June 30, 2014, respectively.
ProAssurance awarded approximately 92,000 restricted share units and 106,500 base performance share units to employees in February 2015. The fair value of each unit awarded was estimated at $42.73, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 75% to 125% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 28,000 and 116,000 common shares to employees in February 2015 related to restricted share units and performance share units, respectively, granted in 2012. Performance share units for the 2012 award were issued at levels ranging from 104% to 125%.
ProAssurance issued approximately 28,000 common shares to employees in February 2015 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2015 and June 30, 2014, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. For the six months ended June 30, 2015, OCI also included losses related to unrecognized changes in defined benefit plan liabilities of $1.0 million, net of tax, from the reestimation of two defined benefit plans assumed in the Eastern acquisition. Both plans are frozen as to the earning of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At June 30, 2015 and December 31, 2014, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.8 million and $0.5 million, respectively, net of tax. At June 30, 2015 AOCI also included losses of $1.0 million related to unrecognized changes in defined benefit plan liabilities, net of tax. All tax effects were computed using a 35% rate. OCI and AOCI also included immaterial amounts of foreign currency translation adjustments.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Amounts reclassified from accumulated other comprehensive income to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Reclassifications from AOCI to net income, available-for-sale securities:
Realized investment gains (losses)	$1,956	$1,905	$2,884	$2,606
Tax effect (at 35%)	(685)	(667)	(1,009)	(912)
Net reclassification adjustments	$1,271	$1,238	$1,875	$1,694

Deferred tax expense (benefit) included in OCI	$(13,481)	$5,932	$(9,349)	$11,634
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $36.0 million at June 30, 2015 and $33.3 million at December 31, 2014. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $72.9 million at June 30, 2015 and $65.0 million at December 31, 2014.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At June 30, 2015, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted and purchase share units have vested. All outstanding stock options, performance, restricted and purchase share units had a dilutive effect for the three and six months ended June 30, 2015 and 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

12. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. The professional liability business primarily offers professional liability insurance to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered for medical technology and life sciences companies that manufacture or distribute products. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under an agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. The ceded premium associated with the Syndicate 1729 reinsurance agreement has been reported within the Specialty P&C segment on a similar delay, as this results in the ceded premium being reported in the same period in which the Lloyd's Syndicate segment reports the corresponding assumed premium.
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to a captive insurer unaffiliated with ProAssurance or to SPCs operated by a wholly owned subsidiary of ProAssurance. The SPCs are fully or partially owned by the employer (or employer group, association or affiliate) insured by the policies ceded. Financial results (underwriting profit or loss, plus investment results) of the SPCs accrue to the owners of that cell.
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
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2014 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, and excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Syndicate 1729 operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

Financial data by segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$112,608	$53,581	$9,104	$—	$—	$175,293
Net investment income	—	—	189	27,766	—	27,955
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,420	—	2,420
Net realized gains (losses)	—	—	4	(3,832)		(3,828)
Other income	1,376	163	3	111	(77)	1,576
Net losses and loss adjustment expenses	(64,054)	(34,310)	(5,575)	—	—	(103,939)
Underwriting, policy acquisition and operating expenses*	(26,645)	(15,831)	(3,964)	(7,162)	77	(53,525)
Segregated portfolio cells dividend expense	—	(1,230)	—	—	—	(1,230)
Interest expense	—	—	—	(3,710)	—	(3,710)
Income tax benefit (expense)	—	—	(620)	(7,234)	—	(7,854)
Segment operating results	$23,285	$2,373	$(859)	$8,359	$—	$33,158
Significant non-cash items
Depreciation and amortization	$1,980	$1,429	$106	$8,068	$—	$11,583

	Six Months Ended June 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$227,472	$104,858	$14,862	$—	$—	$347,192
Net investment income	—	—	393	54,865	—	55,258
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,041	—	4,041
Net realized gains (losses)	—	—	15	996	—	1,011
Other income	2,874	300	492	268	(189)	3,745
Net losses and loss adjustment expenses	(133,084)	(66,412)	(9,582)	—	—	(209,078)
Underwriting, policy acquisition and operating expenses*	(53,806)	(31,189)	(7,544)	(12,531)	189	(104,881)
Segregated portfolio cells dividend expense	—	(3,414)	—	—	—	(3,414)
Interest expense	—	—	—	(7,341)	—	(7,341)
Income tax benefit (expense)	—	—	(620)	(14,941)	—	(15,561)
Segment operating results	$43,456	$4,143	$(1,984)	$25,357	$—	$70,972
Significant non-cash items
Depreciation and amortization	$4,143	$2,869	$236	$16,420	$—	$23,668

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015

	Three Months Ended June 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$124,677	$48,674	$2,952	$—	$—	$176,303
Net investment income	—	—	109	30,116	—	30,225
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	719	—	719
Net realized gains (losses)	—	—	—	13,046	—	13,046
Other income	1,533	184	—	523	(86)	2,154
Net losses and loss adjustment expenses	(66,664)	(30,380)	(1,869)	—	—	(98,913)
Underwriting, policy acquisition and operating expenses*	(33,510)	(15,007)	(2,538)	(1,188)	86	(52,157)
Segregated portfolio cells dividend expense	—	(1,789)	—	—	—	(1,789)
Interest expense	—	—	—	(3,521)	—	(3,521)
Income tax benefit (expense)	—	—	—	(16,125)	—	(16,125)
Segment operating results	$26,036	$1,682	$(1,346)	$23,570	$—	$49,942
Significant non-cash items
Depreciation and amortization	$2,297	$1,300	$172	$8,618	$—	$12,387

	Six Months Ended June 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$250,911	$94,169	$2,952	$—	$—	$348,032
Net investment income	—	—	124	59,833	—	59,957
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,470	—	2,470
Net realized gains (losses)	—	—	—	15,790	—	15,790
Other income	3,098	323	—	1,033	(205)	4,249
Net losses and loss adjustment expenses	(127,624)	(58,928)	(1,869)	—	—	(188,421)
Underwriting, policy acquisition and operating expenses*	(67,230)	(30,595)	(3,414)	(3,638)	205	(104,672)
Segregated portfolio cells dividend expense	—	(2,838)	—	—	—	(2,838)
Interest expense	—	—	—	(7,091)	—	(7,091)
Income tax benefit (expense)	—	—	—	(30,803)	—	(30,803)
Segment operating results	$59,155	$2,131	$(2,207)	$37,594	$—	$96,673
Significant non-cash items
Depreciation and amortization	$4,374	$2,782	$172	$16,646	$—	$23,974
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
June 30, 2015

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$115,057	$119,706	$230,887	$240,556
Legal professional liability	7,239	7,015	14,439	14,002
Medical technology liability	8,685	9,028	17,657	17,785
Other	388	435	771	1,026
Ceded premiums earned*	(18,761)	(11,507)	(36,282)	(22,458)
Segment net premiums earned	$112,608	$124,677	$227,472	$250,911

Workers' Compensation Segment
Gross premiums earned:
Traditional business	$43,986	$39,905	$85,989	$77,358
Alternative market business	15,885	13,226	31,615	25,908
Ceded premiums earned	(6,290)	(4,457)	(12,746)	(9,097)
Segment net premiums earned	$53,581	$48,674	$104,858	$94,169

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	$10,323	$3,024	$16,860	$3,024
Ceded premiums earned	(1,219)	(72)	(1,998)	(72)
Segment net premiums earned	$9,104	$2,952	$14,862	$2,952

Consolidated net premiums earned	$175,293	$176,303	$347,192	$348,032
*Includes premium ceded from the Specialty P&C Segment to the Lloyd's Syndicate Segment of $3.6 million and $7.0 million for the three and six months ended June 30, 2015 and $0.5 million for both the three and six months ended June 30, 2014.

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
ProAssurance Overview
We report our results in four distinct segments that are organized around the nature of the products and services provided: Specialty Property & Casualty, Workers' Compensation, Lloyd's Syndicate, and Corporate. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment includes operating results from our 58% participation in Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2014 Form 10-K.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
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
As of June 30, 2015 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (81% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a provision for volatility considers inherent risks associated with our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014).
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
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (8% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014), including, but not limited to, the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve combined with a review of the exposure base generally based upon payroll. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies used with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
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
Any change in our estimate of net ultimate losses for prior years is reflected in net income in the period in which such changes are made. In recent years such changes have reduced our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
We recognized net favorable reserve development of $35.1 million during the three months ended June 30, 2015, of which $33.6 million related to our Specialty P&C segment and $1.5 million related to our Workers' Compensation segment. During the six months ended June 30, 2015, we recognized net favorable reserve development of $68.6 million, of which $65.4 million related to our Specialty P&C segment and $3.2 million related to our Workers' Compensation segment. The development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims continues to be less than we had previously estimated. Development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million and $0.8 million for the three and six months ended June 30, 2015; the remaining development of $1.1 million and $2.4 million for the three- and six-month periods, respectively, was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios as regards our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% in most states and products. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. Also of note is that all open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
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
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to June 30, 2015. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2015 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy				June 30, 2015
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	11%	78%	<1%	4%	93%
Other valuations					7%
Total Investments					100%
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
The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the market place. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We utilize a primary pricing service for each security type and compare provided information for consistency with alternate pricing services, known market data and information from our own trades, considering both values and valuation trends. We also review weekly trades versus the prices supplied by the services. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and make adjustments if deemed necessary. To date, our review has not resulted in any changes to the values supplied by the pricing services. The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.
Level 1 Investments
Fair values for a majority of our equity securities, a portion of our convertible securities and our short-term securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

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
Level 3 Investments
When a pricing service does not provide a value for one of our fixed maturity securities, management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. For disclosure purposes we classify securities valued using limited observable inputs as Level 3 securities.
Fair Values Not Categorized
We hold interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and provide us with an NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. In accordance with GAAP, we do not categorize these investments within the fair value hierarchy.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2015 these investments represented approximately 7% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$56.0	Cost
Other, principally FHLB capital stock	3.5	Cost
Total other investments	59.5
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	130.2	Equity
Equity method LPs/LLCs	12.4	Equity
Total investment in unconsolidated subsidiaries	142.6
BOLI	56.1	Cash surrender value
Total investments - Other valuation methodologies	$258.2
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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of June 30, 2015 we have not determined that any amounts are unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we determine our provision for income taxes based on our current estimate of our annual effective tax rate. Items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income. In calculating our estimated annual effective tax rate, we include the benefit of tax credits currently expected to be received for the annual period.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, compensation recognition, deferred policy acquisition costs, unrealized investment gains (losses), intangibles, and basis differences on investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any valuation allowances as of June 30, 2015.

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
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and an experience based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of EBUB premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums earned in the period recognized.
Accounting Changes
We are not aware of any accounting changes not yet adopted as of June 30, 2015 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no substantial external revenues other than its investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At June 30, 2015, we held cash and liquid investments of approximately $171.5 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. Our holding company also has an additional $100 million available under its Revolving Credit Agreement, as discussed in this section under the heading "Debt."
To date, during 2015, our insurance subsidiaries have paid dividends to us of $124.0 million, which included extraordinary dividends of $112.2 million. Our domestic insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $156.0 million over the remainder of 2015 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend and may also request permission to pay an additional amount (an extraordinary dividend). Currently we expect to pay permitted dividends of approximately $137.2 million during the remainder of 2015.
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
Operating cash flows for the six months ended June 30, 2015 and 2014 compare as follows:

	Operating Cash Flow
	Six Months Ended June 30
(In millions)	2015	2014
Cash provided by operating activities	$54	$29

Reconciliation of Operating Cash Flows	2015 vs 2014	2014 vs 2013
Cash provided by operating activities, prior year	$29	$(12)
Increase (decrease) in operating cash flows attributable to:
Premium receipts	7	(7)
Payments to reinsurers	6	(7)
Losses paid, net of reinsurance recoveries	(3)	—
Cash received from investments	(7)	(8)
Federal and state income tax payments	12	57
Acquisition costs	2	(2)
Effect of Eastern acquisition on 2014 versus 2013 net operating cash flows	na	10
Cash flows produced by Lloyd's Syndicate operations	11	(2)
Other amounts not individually significant, net	(3)	—
Cash provided by operating activities, current year	$54	$29
Premium receipts. The increase in premium receipts for 2015 was primarily attributable to higher premium volume in 2015 for our Workers' Compensation segment which more than offset the effect of lower premium volume in 2015 as compared to 2014 for our Specialty P&C segment. The reduction in premium receipts for 2014 reflected lower premium volume within our Specialty P&C segment as compared to 2013.
Payments to reinsurers. Exclusive of the effect of our quota share reinsurance agreement with Syndicate 1729, payments to reinsurers decreased by $8.8 million in 2015 as compared to 2014 but increased by $2.7 million in 2014 as compared to 2013. The 2015 decrease and the 2014 increase are both primarily due to cash flows associated with certain of our older excess of loss reinsurance arrangements. Some of the arrangements require annual settlements while others require settlement only after a number of years have elapsed, thus the cash flows can vary widely from period to period. Payments to Syndicate 1729 were $6.4 million in 2015 and $3.6 million in 2014, with the 2015 increase due to an additional quarter of activity as compared to 2014. Net operating cash flows of our Lloyd's Syndicate operations reflects the receipt of these payments, but are reported pro rata (58%) and on a one quarter delay.
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
Federal and state income tax payments. Variations in tax payments were attributable to the following:

(In millions)	2015 vs 2014	2014 vs 2013
Protective payments made in 2013 in response to an IRS exam. After a favorable resolution, payment was refunded in third quarter 2014	$—	$(20.6)
Change in final tax payments made in the current year for the prior fiscal year	3.0	(29.1)
Decrease in estimated tax payments for the current fiscal year	(12.0)	(7.9)
Decrease in excess tax benefits associated with share-based compensation	(1.2)	(0.5)
Effect of refunds received related to Eastern pre-acquisition period	(1.6)	—
Increase in state and other tax payments or refunds	0.2	1.2
	$(11.6)	$(56.9)
Acquisition Costs. During 2014 we paid transaction costs of $2.0 million related to the acquisition of Eastern and the start-up of Lloyd's Syndicate 1729.
Effect of Eastern acquisition on 2014 versus 2013 net operating cash flows. Net cash flows from the operations acquired in the Eastern transaction increased 2014 operating cash flows as compared to 2013. Because Eastern results are included in both the 2015 and 2014 operating cash flows, there is no similar effect for the 2015 versus 2014 comparison.
Cash flows produced by Lloyd's Syndicate Operations. This represents our 58% share of Syndicate 1729 operating cash flows, reported on a one quarter delay. Because Syndicate 1729 did not commence active operations until January 2014, the 2014 six-month period includes only one quarter of activity while the 2015 six-month period reflects two quarters of activity.

Reinsurance
Within our Specialty P&C Segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits, and, in the case of risk sharing arrangements, to provide custom insurance solutions for large customer groups. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. The premium due to the reinsurer is an estimate, ultimately determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of the professional liability agreement upon the latest renewal. Our workers' compensation and medical technology liability treaties renewed at a more favorable rate than the previous agreements upon the latest renewal of each. The significant terms of our excess of loss reinsurance arrangements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Coverage up to $25M; 0% Retained(1)
100% Retained up to $1M(2)
Coverage up to $9M; 20% Retained(3)
100% Retained up to $1M(4)
Coverage up to $149.5M per loss event; 0% Retained
100% Retained up to $500K

Professional Liability	Medical Technology Liability	Workers' Compensation - Traditional
(1) Historically, up to 5% retained
(2) Historically, retention has been as low as 90%
(3) Historically, retention has ranged from 5% to 32.5%
(4) Historically, retention has been as high as $2M
Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other healthcare provider associations.
During the six months ended June 30, 2015, we wrote workers' compensation policies in our alternative market business generating premium of approximately $33.3 million under custom programs whereby the policies written are fully reinsured under 100% quota share agreements to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the SPCs for which we participate is generally 50%, but we have ownership interests as low as 25% and as high as 82.5%.
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
Each SPC maintains a loss fund for the cell initially equal to the difference between premium assumed by the cell and the ceding commission. The external owners of each cell provide a letter of credit to us that is equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance.
The remaining premium written in our alternative market business of $1.5 million and $3.6 million for the 2015 three- and six-month periods is 100% ceded to an unaffiliated captive insurer.
Within our Lloyd's Syndicate segment, Syndicate 1729 purchases reinsurance to limit its liability on individual risks and to protect against catastrophic loss. The level of reinsurance that the Syndicate purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophic exposure, the specific risks inherent in each line or class of business risk written and the pricing, coverage and terms and conditions available from the reinsurance market. Both quota share reinsurance and excess of loss reinsurance is utilized to manage the net loss exposure. The Syndicate may still be exposed to loss that exceeds the level of reinsurance purchased, as well as to reinstatement premiums triggered by additional loss events.

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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2015 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of June 30, 2015:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating (1)		% Total Investments
Fixed Maturities, Available for Sale
Government
U.S. Treasury	$99,506	$2,223	$(208)	AA+	(2)	2%
U.S. Government-sponsored enterprise	29,735	1,328	(45)	AA+	(2)	1%
Total government	129,241	3,551	(253)	AA+	(2)	3%
State and Municipal Bonds
Pre-refunded	166,806	6,098	(24)	AA		4%
General obligation	213,717	8,727	(134)	AA		6%
Special revenue	623,088	21,419	(2,142)	AA		16%
Total state and municipal bonds	1,003,611	36,244	(2,300)	AA		26%
Corporate Debt
Financial	429,737	9,873	(1,471)	A		11%
Consumer oriented	278,527	8,662	(2,482)	BBB+		7%
Utilities/Energy	281,818	8,542	(7,493)	BBB+		7%
Industrial	402,878	9,665	(5,844)	BBB+		10%
Other	14,186	250	(112)	A+		<1%
Total corporate debt	1,407,146	36,992	(17,402)	A-		36%
Securities backed by:
Agency mortgages	262,939	7,731	(1,474)	AA+	(2)	7%
Non-agency mortgages	4,334	7	(6)	AA		<1%
Agency commercial mortgages	11,348	238	(25)	AA+	(2)	<1%
Other commercial mortgages	45,617	698	(113)	AAA		1%
Automobile loans	46,834	78	(39)	AAA		1%
Other asset loans	56,283	290	(16)	AA+		1%
Total asset-backed securities	427,355	9,042	(1,673)	AAA		11%
Total fixed maturities	2,967,353	85,829	(21,628)	A+		77%
Equity Securities, Trading
Financial	71,102	—	—			2%
Utilities/Energy	38,219	—	—			1%
Industrial	40,846	—	—			1%
Consumer oriented	48,346	—	—			1%
Bond funds	79,419	—	—			2%
All Other	29,394	—	—			1%
Total equities	307,326	—	—			8%
Short-Term Investments	144,351	—	—			4%
BOLI	56,090	—	—			1%

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating (1)	% Total Investments
Investment in Unconsolidated Subsidiaries
Investment in qualified affordable housing tax credit partnerships	126,440	—	—		3%
Investment in historic tax credits	3,717	—	—		<1%
Investments in LPs/LLCs, equity method	161,504	—	—		4%
Total investment in unconsolidated subsidiaries	291,661	—	—		8%
Other Investments
Investments in LPs/LLCs, cost method	55,978	—	—		1%
Convertible securities, at fair value	31,600	—	—		1%
FHLB capital stock and other	3,532	—	—		<1%
Total other investments	91,110	—	—		2%
Total Investments	$3,857,891	$85,829	$(21,628)		100%

(1)	A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.

(2)	The rating presented is the Standard & Poor’s rating rather than the average. The Moody’s rating is Aaa and the Fitch rating is AAA.
We provide detailed information regarding our investment holdings in a Quarterly Investment Supplement located under the Financial Information header on the Investor Relations page of our website which can be reached directly at Investor.Proassurance.com, or through links at Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $60 million and $110 million of our investments will mature (or be paid down) each quarter of the next four quarters and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Currently, $100 million remains available for use through the Revolving Credit Agreement, and its accordion feature, if subscribed successfully, would make another $50 million available. See additional discussion in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2015 was 3.6 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.4 years.
As a member of Lloyd's and an investor in Syndicate 1729, we are required to provide capital, referred to as FAL, to support Syndicate 1729. At June 30, 2015, we satisfied our FAL requirement with securities held at Lloyd's, consisting of fixed maturities and short term investments having fair values of $89.3 million and $0.2 million, respectively; see also Note 3 of the Notes to Condensed Consolidated Financial Statements.
We have provided operating funds to Syndicate 1729 in the form of a £10 million unconditional revolving credit agreement. As of June 30, 2015, the unused commitment under the Syndicate Credit Agreement approximated £2.0 million ($3.1 million as of June 30, 2015).
The carrying value of our investments in qualified affordable housing project tax credit partnerships was approximately $126.4 million at June 30, 2015 and $133.1 million at December 31, 2014. In accordance with GAAP guidance for this type of investment, the carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships. During the six months ended June 30, 2015 and 2014 we funded approximately $0.7 million and $5.3 million, respectively, relative to these partnerships. As of June 30, 2015, approximately $13.3 million of our total commitments to the tax credit partnerships had not yet been funded. The unfunded commitments are expected to be paid over a period of more than 6 years with $11.9 million expected to be paid in 2015.
We also hold investments in historic tax credit partnerships, which had a carrying value of $3.7 million as of June 30, 2015. For historic tax credit investments the carrying value reflects our funded commitments only. As of June 30, 2015, we had unfunded commitments to historic tax credit partnerships of approximately $16.3 million. The unfunded commitments are expected to be paid over a period of approximately 2 years.
At June 30, 2015 and December 31, 2014 the carrying value of our investment fund LPs/LLCs totaled $217.5 million and $196.6 million, respectively, all of which had been funded. During the six months ended June 30, 2015 and 2014, we funded investment LPs/LLCs, net of capital returned, in the amount of $11.5 million and $25.0 million, respectively. As of June 30, 2015, we had unfunded commitments to investment fund LPs/LLCs of approximately $113.8 million. The unfunded commitments are expected to be paid over a period of approximately 4 years as requested by the fund managers.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 2.7 million common shares, having a total cost of approximately $123.3 million, during the six months ended June 30, 2015 (including approximately 1.5 million shares at a total cost of $66.1 million during the three months ended June 30, 2015). During the six months ended June 30, 2014 we repurchased approximately 2.7 million shares, having a total cost of approximately $122.3 million (including approximately 0.9 million shares at a total cost of $38.6 million during the three months ended June 30, 2014). In May 2015 our Board increased its authorization for the repurchase of common shares or the retirement of outstanding debt by $100 million. Our total share repurchases through July 31, 2015, primarily conducted through our 10b5-1 plans, totaled approximately 3.1 million common shares at a cost of approximately $139.8 million. As of July 31, 2015 our remaining Board authorization was approximately $141.7 million.
Shareholder Dividends
Our Board of Directors declared cash dividends of $0.31 per share during both the first and second quarters of 2015 and $0.30 per share during both the first and second quarters of 2014. Quarterly dividends are normally paid the month following the quarter in which they are declared. Dividends declared in the fourth quarter of 2014 included a special dividend of $2.65 per share; dividends declared in the fourth quarter of 2013 did not include a special dividend. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At June 30, 2015 our long-term debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
Additional information regarding our long-term debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We have available a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. On June 19, 2015 we executed an amendment to our Revolving Credit Agreement which expanded the permitted borrowings from $200 million to $250 million by adding a $50 million accordion feature and extended the expiration to June 2020. In addition, the amendment included other revisions related to pricing and financial covenants, which can be found in more detail in Note 8 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2015 we had borrowed $100 million under the Revolving Credit Agreement, on a fully secured basis. The borrowing at June 30, 2015 is repayable or renewable in October 2015, but repayment can be deferred until expiration of the Revolving Credit Agreement. We are in compliance with the financial covenants of the Agreement.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30			Six Months Ended June 30
($ in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Revenues:
Net premiums written	$171,133	$168,624	$2,509	$368,746	$367,665	$1,081
Net premiums earned	$175,293	$176,303	$(1,010)	$347,192	$348,032	$(840)
Net investment result	30,375	30,944	(569)	59,299	62,427	(3,128)
Net realized investment gains (losses)	(3,828)	13,046	(16,874)	1,011	15,790	(14,779)
Other income	1,576	2,154	(578)	3,745	4,249	(504)
Total revenues	203,416	222,447	(19,031)	411,247	430,498	(19,251)
Expenses:
Losses and loss adjustment expenses	112,747	104,052	8,695	230,915	200,104	30,811
Reinsurance recoveries	(8,808)	(5,139)	(3,669)	(21,837)	(11,683)	(10,154)
Net losses and loss adjustment expenses	103,939	98,913	5,026	209,078	188,421	20,657
Underwriting, policy acquisition and operating expenses	53,525	52,157	1,368	104,881	104,672	209
Segregated portfolio cells dividend expense	1,230	1,789	(559)	3,414	2,838	576
Interest expense	3,710	3,521	189	7,341	7,091	250
Total expenses	162,404	156,380	6,024	324,714	303,022	21,692
Income before income taxes	41,012	66,067	(25,055)	86,533	127,476	(40,943)
Income taxes	7,854	16,125	(8,271)	15,561	30,803	(15,242)
Net income	$33,158	$49,942	$(16,784)	$70,972	$96,673	$(25,701)
Operating income	$35,695	$40,939	$(5,244)	$70,402	$85,890	$(15,488)
Earnings per share:
Basic	$0.60	$0.84	$(0.24)	$1.27	$1.60	$(0.33)
Diluted	$0.60	$0.84	$(0.24)	$1.26	$1.59	$(0.33)
Operating earnings per share:
Basic	$0.64	$0.69	$(0.05)	$1.26	$1.42	$(0.16)
Diluted	$0.64	$0.69	$(0.05)	$1.25	$1.42	$(0.17)
Net loss ratio	59.3%	56.1%	3.2	60.2%	54.1%	6.1
Underwriting expense ratio	30.5%	29.6%	0.9	30.2%	30.1%	0.1
Combined ratio	89.8%	85.7%	4.1	90.4%	84.2%	6.2
Operating ratio	73.9%	68.6%	5.3	74.5%	67.0%	7.5
Effective tax rate	19.2%	24.4%	(5.2)	18.0%	24.2%	(6.2)
Return on equity*	6.3%	8.5%	(2.2)	6.7%	8.1%	(1.4)
* Annualized.
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net Premiums Earned
Specialty P&C	$112,608	$124,677	$(12,069)	(9.7%)	$227,472	$250,911	$(23,439)	(9.3%)
Workers' Compensation	53,581	48,674	4,907	10.1%	104,858	94,169	10,689	11.4%
Lloyd's Syndicate	9,104	2,952	6,152	>100%	14,862	2,952	11,910	>100%
Consolidated total	$175,293	$176,303	$(1,010)	(0.6%)	$347,192	$348,032	$(840)	(0.2%)
Consolidated net premiums earned decreased slightly during both the three- and six-month periods in 2015 as compared to 2014 due to a decrease in net premiums earned for our Specialty P&C segment, which was almost entirely offset by increases in net premiums earned for our Workers' Compensation and Lloyd's segments. The decline in premium earned for the Specialty P&C segment was primarily attributable to the pro-rata effect of lower physician premiums written during the preceding twelve months and an increase in premiums ceded as compared to 2014.
Our net investment result (which includes both net investment income and earnings from unconsolidated subsidiaries) decreased $0.6 million or 1.8% for the 2015 three-month period and decreased $3.1 million or 5.0% for the 2015 six-month period, primarily due to reduced earnings on our fixed income portfolio, due both to lower yields and a lower level of invested assets.
Net realized investment gains (losses) decreased $16.9 million and $14.8 million for the 2015 three- and six-month periods, respectively, as compared to 2014. The decrease for both periods was primarily attributable to the market performance of our trading securities. We recognized impairments in earnings of $0.9 million and $2.7 million for the 2015 three- and six-month periods. No significant impairments were recognized for the three and six months ended June 30, 2014.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended June 30			Six Months Ended June 30
($ in millions)	2015	2014	Change	2015	2014	Change
Current accident year net loss ratio
Consolidated ratio	79.3%	80.0%	(0.7)	80.0%	80.1%	(0.1)
Specialty P&C	86.8%	86.6%	0.2	87.3%	86.0%	1.3
Workers' Compensation	66.8%	64.3%	2.5	66.4%	65.0%	1.4
Lloyd's Syndicate	61.2%	63.3%	(2.1)	64.5%	63.3%	1.2

Calendar year net loss ratio
Consolidated ratio	59.3%	56.1%	3.2	60.2%	54.1%	6.1
Specialty P&C	56.9%	53.5%	3.4	58.5%	50.9%	7.6
Workers' Compensation	64.0%	62.4%	1.6	63.3%	62.6%	0.7
Lloyd's Syndicate	61.2%	63.3%	(2.1)	64.5%	63.3%	1.2

Favorable net loss development, prior accident years
Consolidated	$35.1	$42.2	$(7.1)	$68.6	$90.4	$(21.8)
Specialty P&C	$33.6	$41.3	$(7.7)	$65.4	$88.1	$(22.7)
Workers' Compensation	$1.5	$0.9	$0.6	$3.2	$2.3	$0.9
Lloyd's Syndicate	$—	$—	$—	$—	$—	$—
Our consolidated current accident year net loss ratio decreased 0.7 and 0.1 percentage points for the 2015 three- and six-month periods, respectively, as compared to 2014 with the decline being driven by a greater impact in 2015 of lower loss ratios in our Lloyd's segment.

Our consolidated calendar year net loss ratio is lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C and Workers' Compensation segments as shown in the previous table.
Our underwriting expense ratio reflected the following:

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
Underwriting Expense Ratio, as reported
Consolidated	30.5%	29.6%	0.9	30.2%	30.1%	0.1
Specialty P&C	23.7%	26.9%	(3.2)	23.7%	26.8%	(3.1)
Workers' Compensation	29.5%	30.8%	(1.3)	29.7%	32.5%	(2.8)
Lloyd's Syndicate	43.5%	86.0%	(42.5)	50.8%	115.7%	(64.9)
Corporate*	4.1%	0.7%	3.4	3.6%	1.0%	2.6
*There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate expenses divided by consolidated Net premium earned).
Our 2015 Consolidated expense ratio reflects an increase that is primarily attributable to certain costs being allocated to operating expense in 2015 but allocated to ULAE in 2014. Cost shifts between segments and between operating expense and ULAE are the primary reason that our Corporate segment expense ratios increased and our Specialty P&C segment expense ratio decreased in 2015. The Lloyd's Syndicate expense ratio has decreased in 2015 as compared to 2014 as operations of this segment were in a start-up phase during 2014.
Taxes
With respect to the three- and six-month periods ending June 30, 2015, our effective tax rate was 19.2% for the 2015 three-month period, a 5.2 percentage point decrease as compared to the 2014 three-month period, and was 18.0% for the 2015 six-month period, a 6.2 percentage point decrease as compared to the 2014 six-month period. Tax exempt income and tax credits had a greater effect on the effective rate in 2015 primarily due to a lower amount of pre-tax income and an increased amount of tax credits.

Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 5.3 and 7.5 percentage points in the three- and six-month periods ending June 30, 2015, respectively. These increases principally reflect a higher net loss ratio due to a lower amount of prior year favorable development.
ROE was 6.3% and 6.7% for the 2015 three- and six-month periods, respectively, and was 8.5% and 8.1% for the same respective periods of 2014.
Book Value per Share
Our book value per share at June 30, 2015 as compared to December 31, 2014 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2014	$38.17
Increase (decrease) to book value per share during the six months ended June 30, 2015 attributable to:
Dividends declared	(0.62)
Repurchase of shares	(0.31)
Capital management activities	(0.93)
Net income	1.27
Decrease in accumulated other comprehensive income	(0.31)
Other	(0.11)
Book Value Per Share at June 30, 2015	$38.09
Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments or recoupments and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$33,158	$49,942	$70,972	$96,673
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	3,828	(13,046)	(1,011)	(15,790)
Guaranty fund assessments (recoupments)	75	38	134	44
Effect of confidential settlements, net	—	(843)	—	(843)
Pre-tax effect of exclusions	3,903	(13,851)	(877)	(16,589)
Tax effect, at 35%	(1,366)	4,848	307	5,806
Operating income	$35,695	$40,939	$70,402	$85,890
Per diluted common share:
Net income	$0.60	$0.84	$1.26	$1.59
Effect of exclusions	0.04	(0.15)	(0.01)	(0.17)
Operating income per diluted common share	$0.64	$0.69	$1.25	$1.42
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three and six months ended June 30, 2015 were $23.3 million and $43.5 million, respectively, as compared to $26.0 million and $59.2 million for the same respective periods of 2014, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net premiums written	$96,050	$98,245	$(2,195)	(2.2%)	$220,720	$236,696	$(15,976)	(6.7%)
Net premiums earned	$112,608	$124,677	$(12,069)	(9.7%)	$227,472	$250,911	$(23,439)	(9.3%)
Net losses and loss adjustment expenses	$64,054	$66,664	$(2,610)	(3.9%)	$133,084	$127,624	$5,460	4.3%
Underwriting, policy acquisition and operating expenses	$26,645	$33,510	$(6,865)	(20.5%)	$53,806	$67,230	$(13,424)	(20.0%)
Net loss ratio	56.9%	53.5%	3.4		58.5%	50.9%	7.6
Underwriting expense ratio	23.7%	26.9%	(3.2)		23.7%	26.8%	(3.1)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums written	$112,607	$114,253	$(1,646)	(1.4%)	$256,141	$266,597	$(10,456)	(3.9%)
Less: Ceded premiums written	16,557	16,008	549	3.4%	35,421	29,901	$5,520	18.5%
Net premiums written	$96,050	$98,245	$(2,195)	(2.2%)	$220,720	$236,696	$(15,976)	(6.7%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Professional liability
Physicians (1):
Twelve month term	$65,030	$70,323	$(5,293)	(7.5%)	$158,804	$173,835	$(15,031)	(8.6%)
Twenty-four month term	10,829	5,085	5,744	>100%	17,496	12,338	5,158	41.8%
Total Physicians	75,859	75,408	451	0.6%	176,300	186,173	(9,873)	(5.3%)
Healthcare facilities (2)	8,659	8,847	(188)	(2.1%)	20,670	19,641	1,029	5.2%
Other healthcare providers (3)	6,684	7,429	(745)	(10.0%)	14,767	16,255	(1,488)	(9.2%)
Legal professionals (4)	7,698	7,214	484	6.7%	17,171	15,998	1,173	7.3%
Tail coverages (5)	4,379	4,792	(413)	(8.6%)	10,333	10,502	(169)	(1.6%)
Total professional liability	103,279	103,690	(411)	(0.4%)	239,241	248,569	(9,328)	(3.8%)
Medical technology liability (6)	8,929	10,181	(1,252)	(12.3%)	16,069	17,088	(1,019)	(6.0%)
Other	399	382	17	4.5%	831	940	(109)	(11.6%)
Total	$112,607	$114,253	$(1,646)	(1.4%)	$256,141	$266,597	$(10,456)	(3.9%)

(1)
Physician policies were our greatest source of premium revenues in both 2015 and 2014. The decline in twelve month term policies was primarily due to the non-renewal of a few large policies in 2015, timing differences related to the renewal of certain other policies, and the shifting of certain policies from a twelve month term to a twenty-four month term during 2015. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium, as compared to 2014, reflected the renewal of certain twelve month term policies as twenty-four month term as mentioned above, with the remainder primarily due to the normal cycle of renewals (policies subject to renewal in 2015 were previously written in 2013 rather than in 2014).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2015 six-month period, principally due to one large policy written during the first quarter 2015.

(3)
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The decline in premiums for both the three- and six-month periods was primarily attributable to retention losses as well as timing differences related to the renewal of certain other policies.

(4)	Our legal professionals policies are offered principally through agent and brokerage arrangements.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The decline during both the three- and six-month periods primarily related to the non-renewal of six large policies which together approximated $1.7 million during the second quarter 2015. The non-renewal of these policies was largely attributable to certain insureds merging with larger entities who are not insured by us as well as price competition. The effect of the non-renewals was offset somewhat by new business written during the period.

New business written by component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2015	2014	2015	2014
Physicians	$3.6	$3.4	$11.0	$8.4
Healthcare facilities	0.5	1.1	2.8	2.0
Other healthcare providers	0.6	0.6	1.3	1.3
Legal professionals	1.3	1.1	2.7	2.1
Medical technology liability	0.9	1.3	1.9	2.6
Total	$6.9	$7.5	$19.7	$16.4
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
Retention by component was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Physicians, standard lines only	90%	89%	87%	88%
Healthcare facilities	84%	71%	88%	78%
Other healthcare providers	80%	79%	81%	82%
Legal professionals	82%	80%	83%	83%
Medical technology liability*	76%	91%	81%	90%
* See Gross Premiums Written section above for further explanation of retention decline in 2015.
The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Changes in renewal pricing by component are as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2015	2015
Physicians	1%	—%
Healthcare facilities*	5%	2%
Other healthcare providers	4%	3%
Legal professionals	3%	2%
Medical technology liability*	—%	2%
* The changes in renewal pricing shown for healthcare facilities and medical technology liability lines of business are reflective of changes in our exposure base, deductibles, self-insurance retention limits and other policy terms.

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

Ceded premiums written for the three and six months ended June 30, 2015 and 2014 were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Excess of loss reinsurance arrangements	$7,257	$7,786	$(529)	(6.8%)	$14,505	$16,024	$(1,519)	(9.5%)
Premium ceded to Syndicate 1729 (1)	4,637	4,873	(236)	(4.8%)	9,407	4,873	4,534	93.0%
Other shared risk arrangements (2)	5,722	4,712	1,010	21.4%	12,885	11,483	1,402	12.2%
Other ceded premiums written	1,636	1,945	(309)	(15.9%)	4,259	4,504	(245)	(5.4%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(2,695)	(3,308)	613	18.5%	(5,635)	(6,983)	1,348	19.3%
Total ceded premiums written	$16,557	$16,008	$549	3.4%	$35,421	$29,901	$5,520	18.5%

(1)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the Specialty P&C segment results for this agreement on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Premium ceded to Syndicate 1729 reported for the 2015 three-month period in the table above reflected cessions that occurred during the first quarter 2015 and premium reported for the 2015 six-month period reflected cessions that occurred during the first quarter 2015 and fourth quarter 2014. The related ceding commission income, recorded as an offset to DPAC, was $1.3 million and $2.5 million for the three- and six-month periods of 2015, respectively. The second quarter cession of $4.8 million and the related ceding commission income of $1.3 million will be recorded in the third quarter of 2015. Eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

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

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
Ceded premiums ratio, as reported	14.7%	14.0%	0.7	13.8%	11.2%	2.6
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(2.4%)	(2.9%)	0.5	(2.2%)	(2.6%)	0.4
Ratio, current accident year	17.1%	16.9%	0.2	16.0%	13.8%	2.2
The increase in the current accident year ceded premiums ratio for the 2015 six-month period was primarily attributable to two quarters of ceded premiums written under the quota share arrangement with Syndicate 1729 recorded during the six-month period, and as previously discussed, there was no premium recorded during the the first quarter in 2014 due to results being reported on a quarter delay. Additionally, for both the three- and six-month periods, premium volume from retained coverages was lower in 2015 than in 2014, which reduced gross premiums written but had no effect on ceded premiums written, and thus increased the ratio. The increases for both periods were partially offset by a decrease in the ratio due to a decline in excess coverages written combined with more favorable treaty terms on the reinsurance contracts.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums earned	$131,369	$136,184	$(4,815)	(3.5%)	$263,754	$273,369	$(9,615)	(3.5%)
Less: Ceded premiums earned	18,761	11,507	7,254	63.0%	36,282	22,458	13,824	61.6%
Net premiums earned	$112,608	$124,677	$(12,069)	(9.7%)	$227,472	$250,911	$(23,439)	(9.3%)
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
The decrease in gross premiums earned in 2015 primarily reflected the pro rata effect of lower physician premiums written during the preceding twelve months. The increase in ceded premiums earned primarily reflects the $6.3 million and $12.2 million in premiums ceded under the quota share arrangement with Syndicate 1729 during the 2015 three- and six-month periods, respectively. There was no Syndicate 1729 cession recorded during the first quarter of 2014 due to results being reported on a quarter delay and $0.8 million was recorded for the second quarter 2014. Slightly offsetting this increase, for the 2015 three- and six-month periods, prior accident year ceded premiums reductions were $0.6 million and $1.3 million lower than for the 2014 three- and six-month periods, respectively (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the three and six months ended June 30, 2015 and 2014 compare as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
Calendar year net loss ratio	56.9%	53.5%	3.4	58.5%	50.9%	7.6
Less impact of prior accident years on the net loss ratio	(29.9%)	(33.1%)	3.2	(28.8%)	(35.1%)	6.3
Current accident year net loss ratio	86.8%	86.6%	0.2	87.3%	86.0%	1.3
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.1%)	(2.3%)	0.2	(2.2%)	(2.4%)	0.2
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	88.9%	88.9%	—	89.5%	88.4%	1.1

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2015 and 2014. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio reflected the effect of loss increases attributable to changes in the mix of our risk exposures in 2015 and for the three-month period this increase was more than offset by the effect of a lower allocation of compensation costs to ULAE, as discussed in this section under the heading "Underwriting, Policy Acquisition and Operating Expenses."

We recognized net favorable loss development related to our previously established reserves of $33.6 million and $65.4 million during the three and six months ended June 30, 2015, respectively, and $41.3 million and $88.1 million during the same respective periods of 2014. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and six months ended June 30, 2015 principally related to accident years 2008 through 2012. Development recognized during the 2014 three- and six-month periods principally related to accident years 2007 through 2011.
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

Underwriting, Policy Acquisition and Operating Expenses
The table below provides a comparison of underwriting, policy acquisition and operating expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Underwriting, policy acquisition and operating expenses	$26,645	$33,510	$(6,865)	(20.5%)	$53,806	$67,230	$(13,424)	(20.0%)
Segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2015	2014	Change		2015	2014	Change
Specialty P&C segment:
DPAC amortization	$11.4	$14.2	$(2.8)	(19.7%)	$23.8	$28.7	$(4.9)	(17.1%)
Management fees	1.5	—	1.5	nm	3.5	—	3.5	nm
Expenses allocated from the Corporate segment	—	6.1	(6.1)	nm	—	10.6	(10.6)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(1.8)	1.8	nm	—	(3.5)	3.5	nm
Net allocation from the Corporate segment	—	4.3	(4.3)	nm	—	7.1	(7.1)	nm
Other underwriting and operating expenses	13.7	15.0	(1.3)	(8.7%)	26.5	31.4	(4.9)	(15.6%)
Total	$26.6	$33.5	$(6.9)	(20.6%)	$53.8	$67.2	$(13.4)	(19.9%)
DPAC amortization decreased $2.8 million and $4.9 million during the three and six months ended June 30, 2015 primarily due to increased ceding commission income of $1.6 million and $3.2 million, respectively, almost all of which resulted from a quota share reinsurance arrangement with Syndicate 1729, as previously discussed. The remaining decrease is primarily attributable to the reduction in gross earned premium in 2015 as compared to 2014.
Management fees, as discussed in the following paragraph, are intercompany charges from the Corporate segment pursuant to a management agreement that became effective in the first quarter of 2015. No management fees were charged to the Specialty P&C segment in 2014.
Other underwriting and operating expenses decreased due to changes in the amount of expense charged to the Specialty P&C segment by the Corporate segment for certain services. Prior to implementation of the management agreement (see Management fees above) the cost of certain services was directly allocated from the Corporate segment to the Specialty P&C segment, both to operating expense and to ULAE. There were no similar allocations in 2015 as these costs are now charged to the segment via the management fee. Also, corporate restructuring initiatives undertaken over the course of 2014 shifted certain costs, primarily compensation costs, from the Specialty P&C segment to the Corporate segment. See our operating expense discussion in Corporate segment Results of Operations for a comparative analysis of Specialty P&C segment and Corporate segment underwriting and operating expense on a combined basis.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflects a decrease in 2015 as compared to 2014, as shown below:

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
Underwriting expense ratio	23.7%	26.9%	(3.2)	23.7%	26.8%	(3.1)

The change in the ratio is principally attributable to the following:

	Increase (decrease), 2015 versus 2014
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Lower net premiums earned in 2015	1.9	2.0
Management fee	1.4	1.6
Effect of expense reductions, primarily attributable to expense allocation changes and restructuring	(6.5)	(6.7)
Net increase/(decrease) in ratio	(3.2)	(3.1)
The reduction to the ratio in 2015 is primarily due to the implementation of the new management agreement and the shifting of certain expenses to the Corporate segment, as previously discussed. However, as shown in the table above, the ratio was also affected by the overall decline in earned premium in 2015 as compared to 2014.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results which are included in our Corporate segment. Segment operating results for the three and six months ended June 30, 2015 were $2.4 million and $4.1 million, respectively, as compared to $1.7 million and $2.1 million for the same respective periods of 2014, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net premiums written	$52,880	$50,107	$2,773	5.5%	$121,815	$110,697	$11,118	10.0%
Net premiums earned	$53,581	$48,674	$4,907	10.1%	$104,858	$94,169	$10,689	11.4%
Net losses and loss adjustment expenses	$34,310	$30,380	$3,930	12.9%	$66,412	$58,928	$7,484	12.7%
Underwriting, policy acquisition and operating expenses	$15,831	$15,007	$824	5.5%	$31,189	$30,595	$594	1.9%
SPC dividend expense	$1,230	$1,789	$(559)	(31.2%)	$3,414	$2,838	$576	20.3%

Net loss ratio	64.0%	62.4%	1.6		63.3%	62.6%	0.7
Underwriting expense ratio	29.5%	30.8%	(1.3)		29.7%	32.5%	(2.8)
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, and (4) audit premium.
Gross, ceded and net premiums written for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums written
Traditional business	$44,159	$41,841	$2,318	5.5%	$97,309	$90,085	$7,224	8.0%
Alternative market business	14,165	13,052	1,113	8.5%	36,866	30,737	6,129	19.9%
Segment results	58,324	54,893	3,431	6.3%	134,175	120,822	13,353	11.1%
Less: Ceded premiums written
Traditional business	2,172	2,160	12	0.6%	5,370	4,550	820	18.0%
Alternative market business	3,272	2,626	646	24.6%	6,990	5,575	1,415	25.4%
Segment results	5,444	4,786	658	13.7%	12,360	10,125	2,235	22.1%
Net premiums written
Traditional business	41,987	39,681	2,306	5.8%	91,939	85,535	6,404	7.5%
Alternative market business	10,893	10,426	467	4.5%	29,876	25,162	4,714	18.7%
Segment results	$52,880	$50,107	$2,773	5.5%	$121,815	$110,697	$11,118	10.0%
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to an unaffiliated captive insurer. As of June 30, 2015, there were 21 (18 active) SPCs at Eastern Re and 3 active alternative market programs with an unaffiliated captive insurer.
Additional information regarding the structure of the SPCs is included in the Underwriting, policy acquisition and operating expense section that follows.

Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and six months ended June 30, 2015 and 2014 are reflected in the table on the previous page. Gross premiums written increased in both the three-month and six-month periods of 2015 primarily reflecting new business, renewal rate increases and audit premium when compared to the same periods in 2014. Our alternative market business added a new SPC in the second quarter of 2015 with $0.3 million in premiums written.
Retention, renewal price change, new business and audit premium for both the traditional business and the alternative market business for 2015 and 2014 are shown in the table below:

	Three Months Ended June 30
	2015			2014
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Retention rate (1)	81%	86%	82%	82%	85%	83%
Change in renewal pricing (2)	5%	2%	4%	2%	1%	2%
New business	$6.1	$1.9	$8.0	$9.0	$2.7	$11.7
Audit premium	$1.4	$(0.1)	$1.3	$0.8	$0.1	$0.8

	Six Months Ended June 30
	2015			2014
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Retention rate (1)	83%	91%	85%	81%	86%	82%
Change in renewal pricing (2)	2%	2%	2%	2%	1%	2%
New business	$15.9	$4.6	$20.4	$19.1	$4.7	$23.8
Audit premium	$2.4	$0.3	$2.7	$1.2	$(0.1)	$1.1
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation. The renewal retention rate decreased by approximately 1 percentage point during the 2015 three-month period when compared to the same three-month period in 2014 primarily related to two accounts that were renewed at a lower premium as a result of a change in policy terms. The approximate 3 percentage point increase in the retention rate for the six-month period of 2015 primarily reflects fewer non-renewed accounts over $0.1 million when compared to the same six-month period in 2014.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. Renewal pricing increased approximately 2 points during the 2015 three-month period and primarily reflected pricing increases on a few large accounts when compared to the same three-month period in 2014.

Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Premiums ceded to external reinsurers
Traditional business	$1,989	$2,160	$(171)	(7.9%)	$4,653	$5,513	$(860)	(15.6%)
Alternative market business	1,751	1,042	709	68.0%	3,423	2,381	1,042	43.8%
Segment results	3,740	3,202	538	16.8%	8,076	7,894	182	2.3%
Return premium estimate under external reinsurance
Traditional business	183	—	183	nm	717	(963)	1,680	>100%
Alternative market business	—	—	—	nm	—	—	—	nm
Segment results	183	—	183	nm	717	(963)	1,680	>100%
Premiums ceded to an unaffiliated captive insurer
Traditional business	—	—	—	nm	—	—	—	nm
Alternative market business	1,521	1,584	(63)	(4.0%)	3,567	3,194	373	11.7%
Segment results	1,521	1,584	(63)	(4.0%)	3,567	3,194	373	11.7%
Total ceded premiums written
Traditional business	2,172	2,160	12	0.6%	5,370	4,550	820	18.0%
Alternative market business	3,272	2,626	646	24.6%	6,990	5,575	1,415	25.4%
Segment results	$5,444	$4,786	$658	13.7%	$12,360	$10,125	$2,235	22.1%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and six months ended June 30, 2015 and 2014. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under three alternative market programs to an unaffiliated captive insurer.
Premiums ceded to external reinsurers in our traditional business decreased during the six-month period of 2015 which primarily reflected a more favorable rate for the current reinsurance contract year (May 1, 2014 through April 30, 2015) when compared to the same period in 2014. We renewed our reinsurance program on May 1, 2015 with further rate reductions of approximately 7% in our traditional business. The $1.7 million decrease in the return premium for the six-month period of 2015 primarily reflected two large claims with ceded incurred losses of $2.1 million. The increase in premiums ceded to the unaffiliated captive insurer during the six-month period of 2015 primarily reflected a new alternative market program that became effective in the fourth quarter of 2014.

Ceded Premiums Ratio

	Three Months Ended June 30
	2015			2014
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	4.9%	23.1%	9.3%	5.2%	20.1%	8.7%
Less the effect of:
Return premium estimated under external reinsurance	0.4%	—%	0.3%	—%	—%	—%
Premiums ceded to unaffiliated captive insurer (100%)	—%	10.7%	2.6%	—%	12.1%	2.9%
Ceded premiums ratio, less the effects of above	4.5%	12.4%	6.4%	5.2%	8.0%	5.8%

	Six Months Ended June 30
	2015			2014
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	5.5%	19.0%	9.2%	5.1%	18.1%	8.4%
Less the effect of:
Return premium estimated under external reinsurance	0.7%	—%	0.5%	(1.1%)	—%	(0.8%)
Premiums ceded to unaffiliated captive insurer (100%)	—%	9.7%	2.7%	—%	10.4%	2.6%
Ceded premiums ratio, less the effects of above	4.8%	9.3%	6.0%	6.2%	7.7%	6.6%
We cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the ceded premiums ratio during the 2015 six-month period primarily reflected the more favorable reinsurance rates on our traditional business noted above.

Net Premiums Earned
Net premiums earned for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums earned
Traditional business	$43,986	$39,905	$4,081	10.2%	$85,989	$77,358	$8,631	11.2%
Alternative market business	15,885	13,226	2,659	20.1%	31,615	25,908	5,707	22.0%
Segment results	59,871	53,131	6,740	12.7%	117,604	103,266	14,338	13.9%
Less: Ceded premiums earned
Traditional business	2,869	1,970	899	45.6%	5,923	3,856	2,067	53.6%
Alternative market business	3,421	2,487	934	37.6%	6,823	5,241	1,582	30.2%
Segment results	6,290	4,457	1,833	41.1%	12,746	9,097	3,649	40.1%
Net premiums earned
Traditional business	41,117	37,935	3,182	8.4%	80,066	73,502	6,564	8.9%
Alternative market business	12,464	10,739	1,725	16.1%	24,792	20,667	4,125	20.0%
Segment results	$53,581	$48,674	$4,907	10.1%	$104,858	$94,169	$10,689	11.4%
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
The increase in net premiums earned during the 2015 three- and six-month periods primarily reflects the pro rata effects of growth in net premiums written over the past twelve months. In addition, we increased the EBUB estimate by $0.2 million during the 2015 three- and six-month periods compared to a decrease of $0.4 million for the same periods in 2014. The increase in the EBUB estimate reflects the increase in audit premium recognized during the first six months of 2015.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar year loss ratio were as follows:

	Net Loss Ratios
	Three Months Ended June 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.6%	59.0%	64.0%	64.7%	54.5%	62.4%	0.9	4.5	1.6
Less impact of prior accident years on the net loss ratio	(0.9%)	(8.6%)	(2.8%)	(1.0%)	(5.6%)	(1.9%)	0.1	(3.0)	(0.9)
Current accident year net loss ratio	66.5%	67.6%	66.8%	65.7%	60.1%	64.3%	0.8	7.5	2.5
Less impact of audit premium on loss ratio	(2.8%)	0.3%	(2.0%)	(1.3%)	(0.3%)	(0.7%)	(1.5)	0.6	(1.3)
Less impact of change in return premium	0.3%	—%	0.2%	—%	—%	—%	0.3	—	0.2
Current accident year net loss ratio, excluding the effect of audit and return premium	69.0%	67.3%	68.6%	67.0%	60.4%	65.0%	2.0	6.9	3.6

	Net Loss Ratios
	Six Months Ended June 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.5%	56.2%	63.3%	64.8%	54.6%	62.6%	0.7	1.6	0.7
Less impact of prior accident years on the net loss ratio	(1.0%)	(9.7%)	(3.1%)	(1.0%)	(7.5%)	(2.4%)	—	(2.2)	(0.7)
Current accident year net loss ratio	66.5%	65.9%	66.4%	65.8%	62.1%	65.0%	0.7	3.8	1.4
Less impact of audit premium on loss ratio	(2.2%)	(0.8%)	(1.8%)	(1.1%)	0.1%	(0.5%)	(1.1)	(0.9)	(1.3)
Less impact of change in return premium	0.6%	—%	0.4%	(0.8%)	—%	(0.6%)	1.4	—	1.0
Current accident year net loss ratio, excluding the effect of audit and return premium	68.1%	66.7%	67.8%	67.7%	62.0%	66.1%	0.4	4.7	1.7
We recognized net favorable prior year development related to our previously established reserve of $1.5 million and $3.2 million, respectively, for the three and six months ended June 30, 2015 and $0.9 million and $2.3 million for the same respective periods of 2014. The net favorable prior year development includes $0.4 million and $0.8 million for both the three and six months ended June 30, 2015 and 2014, respectively, related to amortization of the purchase accounting fair value adjustment for our traditional business. Favorable prior year development for our alternative market business was $1.1 million and $2.4 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $1.5 million for the same respective periods of 2014.
Audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium during both 2015 and 2014 and the effect of that premium on the current accident year net loss ratio is reflected in the table above.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses include commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include management fees charged by the Corporate segment, which represent intercompany charges pursuant to a management agreement that became effective in the first quarter of 2015. No management fees were charged to the Workers' Compensation segment in 2014.
The table below provides a comparison of underwriting, policy acquisition and operating expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Traditional business	$11,888	$11,622	$266	2.3%	$23,367	$24,035	$(668)	(2.8%)
Alternative market business	3,943	3,385	558	16.5%	7,822	6,560	1,262	19.2%
Underwriting, policy acquisition and operating expenses	$15,831	$15,007	$824	5.5%	$31,189	$30,595	$594	1.9%
The following table highlights certain discrete events affecting expenses in 2015 when compared to the same three- and six-month periods in 2014:

	Expense Increase (Decrease)
	2015 vs 2014
(In thousands)	Three Months Ended	Six Months Ended
One-time professional fees	$(228)	$(661)
Transaction-related expenses	$(402)	$(1,918)

There were a nominal amount of transaction-related expenses incurred during the six months ended June 30, 2015.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the three and six months ended June 30, 2015 and 2014, including the impact of audit premium, management fee and certain discrete items, was as follows:

	Underwriting Expense Ratio
	Three Months Ended June 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported	28.9%	31.6%	29.5%	30.6%	31.5%	30.8%	(1.7)	0.1	(1.3)
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	—%	—%	—%	1.1%	—%	0.8%	(1.1)	—	(0.8)
One-time professional fees	—%	—%	—%	0.6%	—%	0.5%	(0.6)	—	(0.5)
Amortization of intangible assets	3.2%	—%	2.4%	3.4%	—%	2.7%	(0.2)	—	(0.3)
Management fees	1.1%	—%	0.8%	—%	—%	—%	1.1	—	0.8
Impact of return premium estimate	0.1%	—%	0.1%	—%	—%	—%	0.1	—	0.1
Impact of audit premium	(1.2%)	0.2%	(0.9%)	(0.3%)	(0.2%)	(0.3%)	(0.9)	0.4	(0.6)
Underwriting expense ratio, less listed effects	25.7%	31.4%	27.1%	25.8%	31.7%	27.1%	(0.1)	(0.3)	—

	Underwriting Expense Ratio
	Six Months Ended June 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported	29.2%	31.6%	29.7%	32.7%	31.7%	32.5%	(3.5)	(0.1)	(2.8)
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	—%	—%	—%	2.6%	—%	2.0%	(2.6)	—	(2.0)
One-time professional fees	—%	—%	—%	0.9%	—%	0.7%	(0.9)	—	(0.7)
Amortization of intangible assets	3.2%	—%	2.5%	3.5%	—%	2.8%	(0.3)	—	(0.3)
Management fees	1.3%	—%	1.0%	—%	—%	—%	1.3	—	1.0
Impact of return premium estimate	0.3%	—%	0.2%	(0.4%)	—%	(0.3%)	0.7	—	0.5
Impact of audit premium	(1.0%)	(0.4%)	(0.9%)	(0.4%)	0.1%	(0.3%)	(0.6)	(0.5)	(0.6)
Underwriting expense ratio, less listed effects	25.4%	32.0%	26.9%	26.5%	31.6%	27.6%	(1.1)	0.4	(0.7)

The decrease in the traditional business expense ratio for the 2015 six-month period primarily reflects the growth in net premiums earned and prudent expense management. The alternative markets expense ratio primarily reflects ceding commissions charged to each program.

Segregated Portfolio Cell Dividend Expense
Our Workers' Compensation segment provides turn-key workers' compensation alternative market solutions that include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. The asset management and SPC management services are outsourced to a third party. Alternative market customers include individual companies, groups and associations. SPC dividend expense for each period represents the profit or loss attributable to the alternative market business ceded to the SPCs of Eastern Re, net of any participation we have taken in the SPCs.
The SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected SPCs. Our ownership interest in the SPCs in which we participate is generally 50%, but we have ownership interests as low as 25% and as high as 82.5%. Under the SPC structure, the net operating results of each cell, net of our participation, are due to the external owners of that cell.
SPC dividend expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
SPC net operating results	$1,273	$2,312	$(1,039)	(44.9%)	$3,810	$3,895	$(85)	(2.2%)
Eastern participation - (profit)/loss retained	(43)	(523)	480	91.8%	(396)	(1,057)	661	62.5%
SPC dividend expense	$1,230	$1,789	$(559)	(31.2%)	$3,414	$2,838	$576	20.3%
The decrease in the SPC dividend expense for the three-month period of 2015 primarily reflected an increase in the SPC loss ratio and a decrease in net realized gains, which are included in the SPC dividend expense. The increase in the SPC dividend expense for the six-month period of 2015 primarily reflects an improvement in the operating results of SPCs for which we do not have an ownership interest.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million for the 2015 underwriting year, of which £43.2 million ($67.8 million based on June 30, 2015 exchange rates) is our allocated underwriting capacity as a Corporate Member. We are meeting our FAL requirement for the 2015 calendar year with investment securities held at our Lloyd's Syndicate segment which at June 30, 2015 had a fair value of $89.5 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. We have also provided a £10 million credit facility to the Trustees of Syndicate 1729 to provide initial operating funds, £8.0 million of which had been advanced at June 30, 2015. See related discussion under the heading "Investment Exposures" in Liquidity and Capital Resources and Financial Condition and in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Our Lloyd's Syndicate segment (comprised of our 58% participation in Syndicate 1729 operating results and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729) reported net operating losses for the three and six months ended June 30, 2015 of $0.9 million and $2.0 million, respectively, and $1.3 million and $2.2 million for the three and six months ended June 30, 2014. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses, are reported concurrently as that information is available on an earlier time frame. Due to the reporting delay and because Syndicate 1729 did not commence active operations until January 2014, the 2014 six-month period includes only one quarter of Syndicate 1729 activity while the 2015 six-month period reflects two quarters of activity.
Segment results reported for the three and six months ended June 30, 2015 and 2014 included the following:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2015	2014	2015	2014
Net premiums written	$22,202	$20,272	$26,211	$20,272
Net premiums earned	$9,104	$2,952	$14,862	$2,952
Net investment income	$189	$109	$393	$124
Net losses and loss adjustment expenses	$5,575	$1,869	$9,582	$1,869
Underwriting, policy acquisition and operating expenses	$3,964	$2,538	$7,544	$3,414
Income tax expense	$620	$—	$620	$—

Net loss ratio	61.2%	63.3%	64.5%	63.3%
Underwriting expense ratio	43.5%	86.0%	50.8%	115.7%
Net premiums written increased $1.9 million and $5.9 million for the 2015 three- and six-month periods and included casualty, property, and property reinsurance coverages. The increase for the three-month period was primarily attributable to new business and the increase for the six-month period primarily reflected the additional quarter of activity in 2015, as previously discussed. As discussed in our Specialty P&C segment operating results, Syndicate 1729 has entered into a quota share reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and pays a ceding commission related to the amount assumed. Our Specialty P&C segment also reports this ceding arrangement on the same one quarter delay as the effect of doing so is not material. Net premiums written in the above table included $14.7 million and $14.8 million for the 2015 three- and six-month periods and $16.1 million for both the 2014 three- and six-month periods attributable to our 58% participation in this arrangement. For premium assumed, we include in written premium an estimate of all premium to be earned over the entire period covered by the reinsurance agreement, generally one year.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies written to date primarily carry a term of one year. There was no earned premium recognized in the first quarter of 2014 due to the reporting lag and there being no active Syndicate operations prior to January 1, 2014. Net earned premium reported for the three- and six-month periods ended June 30, 2015 included premium assumed from a ProAssurance subsidiary of approximately $3.6 million and $7.1 million, respectively, and approximately $0.5 million for both the three- and six-month periods ended June 30, 2014.
The net loss ratio decreased 2.1 percentage points for the 2015 three-month period and increased 1.2 percentage points for the 2015 six-month period, which primarily reflects variations in the mix of risk insured. Losses for each period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with some adjustment, in 2015, to give consideration to actual loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature.
Underwriting expenses were $4.0 million and $7.5 million for the three and six months ended June 30, 2015 and $2.5 million and $3.4 million for the three and six months ended June 30, 2014, respectively. The high expense ratio for 2014 reflects a low level of earned premium due to Syndicate 1729 being in its initial stage of operations and initial start up costs.
Net investment income for the 2015 and 2014 three- and six-month periods related entirely to the income earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to income tax under U.K. tax law. Tax expense incurred in 2015 represents our estimated U.K. tax liability for the 2014 tax year as determined during the second quarter of 2015. The subsidiaries of this segment generated U.K. tax income primarily because certain expenses recognized for GAAP reporting purposes were not deductible for U.K. tax purposes.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three and six months ended June 30, 2015 were $8.4 million and $25.4 million, respectively, and were $23.6 million and $37.6 million for the same respective periods of 2014. Results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net investment income	$27,766	$30,116	$(2,350)	(7.8%)	$54,865	$59,833	$(4,968)	(8.3%)
Equity in earnings (loss) of unconsolidated subsidiaries	$2,420	$719	$1,701	>100%	$4,041	$2,470	$1,571	63.6%
Total net realized investment gains (losses)	$(3,832)	$13,046	$(16,878)	(129.4%)	$996	$15,790	$(14,794)	(93.7%)
Operating expense	$7,162	$1,188	$5,974	>100%	$12,531	$3,638	$8,893	>100%
Interest expense	$3,710	$3,521	$189	5.4%	$7,341	$7,091	$250	3.5%
Income taxes	$7,234	$16,125	$(8,891)	(55.1%)	$14,941	$30,803	$(15,862)	(51.5%)
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of BOLI contracts. Investment fees and expenses are deducted from investment income.
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Fixed maturities	$24,783	$28,804	$(4,021)	(14.0%)	$49,521	$56,830	$(7,309)	(12.9%)
Equities	3,456	2,551	905	35.5%	6,468	4,818	1,650	34.2%
Short-term and Other investments	394	518	(124)	(23.9%)	896	1,930	(1,034)	(53.6%)
BOLI	474	452	22	4.9%	930	898	32	3.6%
Investment fees and expenses	(1,341)	(2,209)	868	39.3%	(2,950)	(4,643)	1,693	36.5%
Net investment income	$27,766	$30,116	$(2,350)	(7.8%)	$54,865	$59,833	$(4,968)	(8.3%)
Fixed Maturities
The decrease in our income from fixed maturity securities for both three- and six-month periods of 2015 was due both to lower average investment balances and to lower yields. We reduced the size of our fixed portfolio over the last year in order to repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 8% and 7% lower for the three- and six-month periods of 2015, respectively, as compared to the same period in 2014.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Average income yield	3.5%	3.7%	3.4%	3.7%
Average tax equivalent income yield	4.0%	4.3%	3.9%	4.3%
Yields on fixed maturity securities decreased as compared to the same period in the prior year. Earnings produced by our TIPS investments were $1.3 million lower for the first quarter of 2015 than for the same period in 2014. We divested our TIPS holdings late in the first quarter of 2015 and reinvested in other types of inflation protection investments.

Equities
Income from our equity portfolio increased approximately 35.5% and 34.2% for the 2015 three- and six-month periods, respectively, as compared to the same periods in 2014. This reflects an increase in the size of the equity portfolio, changes in the mix of equities owned, and the addition of a bond fund to this category.
Short-term Investments and Other Invested Assets
Income from our other invested assets decreased for the 2015 three- and six-month periods, principally due to lower distributions from our interests in LPs that we account for using the cost method.
Investment Fees and Expenses
Investment fees and expenses were lower in 2015 three- and six-month periods reflecting lower portfolio management fees, which is due to various factors, including a smaller portfolio and reduced performance payments.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Investment LPs/LLCs	$5,067	$3,073	$1,994	64.9%	$9,207	$6,495	$2,712	41.8%
Tax credit partnerships	(2,647)	(2,354)	(293)	(12.4%)	(5,166)	(4,025)	(1,141)	(28.3%)
Equity in earnings (loss) of unconsolidated subsidiaries	$2,420	$719	$1,701	>100%	$4,041	$2,470	$1,571	63.6%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments on the equity method and record our allocable portion of the operating losses of the underlying properties, based on estimates provided by the partnership. We adjust our estimate of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The increase in tax credit partnership losses for the 2015 six-month period was primarily attributable to the re-estimation of inception-to-date losses for certain partnership interests during the first quarter of 2015.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2015 and 2014 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2015	2014	2015	2014
Tax credits recognized during the period	$5.2	$4.4	$10.4	$8.8
Tax benefit of amortization	$0.9	$0.8	$1.8	$1.4
During 2015, we began investing in historic tax credit partnerships. Tax credits provided by the underlying projects of these partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by low income housing tax credit partnerships are provided over approximately a ten year period. The increase in the amount of tax credits recognized in 2015 is primarily due to our investment in historic tax credit partnerships.

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
GAAP net investment result:
Net investment income	$27,766	$30,116	$54,865	$59,833
Equity in earnings (loss) of unconsolidated subsidiaries	2,420	719	4,041	2,470
GAAP net investment result	$30,186	$30,835	$58,906	$62,303

Pro forma tax-equivalent investment result	$43,001	$42,481	$84,351	$85,751

Reconciliation of pro forma and GAAP tax-equivalent investment result:
Pro forma tax-equivalent investment result	$43,001	$42,481	$84,351	$85,751
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	3,685	4,232	7,498	8,629
BOLI	255	243	501	483
Dividends received	858	385	1,415	779
Tax credit partnerships	8,017	6,766	16,031	13,512
Other investments	—	20	—	45
GAAP net investment result	$30,186	$30,835	$58,906	$62,303

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
OTTI losses, total:
State and municipal bonds	$—	$—	$—	$(50)
Corporate debt	(1,209)	—	(4,480)	—
Portion recognized in (reclassified from) Other Comprehensive Income:
Corporate debt	348	—	1,789	—
Net impairments recognized in earnings	$(861)	$—	$(2,691)	$(50)
Gross realized gains, available-for-sale securities	3,624	2,170	7,625	2,975
Gross realized (losses), available-for-sale securities	(810)	(265)	(2,065)	(319)
Net realized gains (losses), trading securities	9,523	4,819	12,191	18,602
Net realized gains (losses), other investments	602	68	718	266
Change in unrealized holding gains (losses), trading securities	(15,749)	5,443	(14,893)	(7,503)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	(970)	811	(698)	1,819
Other	809	—	809	—
Net realized investment gains (losses)	$(3,832)	$13,046	$996	$15,790
We recognized credit-related impairments totaling $0.9 million for the three months and $2.7 million for the six months ended June 30, 2015. The impairments related to high-yield securities from three issuers in the energy industry. We also recognized non-credit impairments related to these securities of $0.3 million and $1.8 million for the same respective periods, as the fair value of the securities was less than the future cash flows expected to be received from the securities.

Operating Expenses
Corporate segment operating expenses were $7.2 million and $12.5 million for the three and six months ended June 30, 2015, respectively, and $1.2 million and $3.6 million for the three and six months ended June 30, 2014, respectively.
The increase in operating expenses as compared to 2014 reflects the effects of a corporate restructuring process during 2014 and the implementation of a management fee charged by the Corporate segment to the Specialty P&C and Workers' Compensation segments in 2015. As a part of our restructuring process in 2014, there were shifts in the recording of certain expenses between segments, with the net effect being an increase to Corporate expenses and a decrease to Specialty P&C expenses. Also, beginning with the first quarter of 2015, the operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the new arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Prior to 2015, a substantial portion of expenses associated with services provided to other segments were directly allocated to the insurance subsidiaries included in the Specialty P&C segment. Expenses were not allocated to the subsidiaries within the Workers' Compensation segment during 2014 as these subsidiaries were newly acquired.

Due to these changes to our reporting of expenses by segment, we believe a comparison of Corporate and Specialty P&C expenses on a combined basis is more meaningful than a separate analysis by segment. The table below compares underwriting and operating expenses reported by the Corporate and Specialty P&C segments on a combined basis for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2015	2014	Change		2015	2014	Change
Underwriting, policy acquisition and operating expense:
Corporate Segment:
Operating expenses	$10.2	$7.3	$2.9	39.7%	$19.5	$14.2	$5.3	37.3%
Operating expenses allocated to Specialty P&C segment	—	(6.1)	6.1	nm	—	(10.6)	10.6	nm
Management fee offset	(3.0)	—	(3.0)	nm	(7.0)	—	(7.0)	nm
Segment Total	$7.2	$1.2	$6.0	>100%	$12.5	$3.6	$8.9	>100%

Specialty P&C segment:
DPAC amortization	11.4	14.2	(2.8)	(19.7%)	23.8	28.7	(4.9)	(17.1%)
Management fees	1.5	—	1.5	nm	3.5	—	3.5	nm
Expenses allocated from the Corporate segment	—	6.1	(6.1)	nm	—	10.6	(10.6)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(1.8)	1.8	nm	—	(3.5)	3.5	nm
Net allocation from the Corporate segment	—	4.3	(4.3)	nm	—	7.1	(7.1)	nm
Other underwriting and operating expenses	13.7	15.0	(1.3)	(8.7%)	26.5	31.4	(4.9)	(15.6%)
Segment Total	$26.6	$33.5	$(6.9)	(20.6%)	$53.8	$67.2	$(13.4)	(19.9%)

Corporate and Specialty P&C expenses, combined	$33.8	$34.7	$(0.9)	(2.6%)	$66.3	$70.8	$(4.5)	(6.4%)

Corporate and Specialty P&C expenses, combined, exclusive of DPAC amortization, management fees and allocations identified above	$23.9	$22.3	$1.6	7.2%	$46.0	$45.6	$0.4	0.9%
On a combined basis, exclusive of any effect from DPAC amortization, management fees and allocations, there was a $1.6 million and a $0.4 million increase in expenses for the 2015 three- and six-month periods, respectively, as compared to 2014. The three-month increase was primarily attributable to compensation related costs charged to operating expense in 2015 but charged to ULAE in 2014. The increase was more pronounced for the three-month period because amounts charged to ULAE in 2014 were higher in the second quarter than in the first quarter.

Interest Expense
Interest expense increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to a $100 million secured borrowing under our Revolving Credit Agreement in January 2015.
Interest expense for the three and six months ended June 30, 2015 and 2014 was composed of the following:

	Three Months Ended June 30			Six Months Ended June 30
(In thousands)	2015	2014	Change	2015	2014	Change
Senior notes due 2023	$3,357	$3,357	$—	$6,714	$6,719	$(5)
Revolving credit agreement (including fees and amortization)	344	155	189	608	246	362
Other	9	9	—	19	126	(107)
	$3,710	$3,521	$189	$7,341	$7,091	$250
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2015	2014	2015	2014
Corporate segment income tax expense	$7,234	$16,125	$14,941	$30,803
Lloyd's Syndicate segment income tax expense	620	—	620	—
Consolidated income tax expense	$7,854	$16,125	$15,561	$30,803
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income*	(6.2%)	(4.9%)	(6.5%)	(5.0%)
Tax credits	(12.1%)	(6.8%)	(12.1%)	(6.8%)
Non-U.S. loss	0.1%	0.8%	0.2%	0.4%
Other	2.4%	0.3%	1.4%	0.6%
Effective tax rate	19.2%	24.4%	18.0%	24.2%
*Includes tax-exempt interest, dividends received deduction, and cash surrender value of BOLI.
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both 2015 and 2014 were different from the statutory Federal income tax rate primarily due to the following:

•	a portion of our investment income was tax-exempt.

•	we utilized tax credits transferred to us from our tax credit partnership investments.

•	we did not recognize a tax benefit related to the operating loss or the U.K. tax expense associated with our Lloyd's Syndicate segment.
The increased effect of tax-exempt income and the tax credits was primarily because the total amount of pre-tax income declined in 2015 as compared to 2014, but the effect of the tax credits also reflects an increased amount of credits. Tax credits recognized for the three- and six-month periods ended June 30, 2015 were $5.2 million and $10.4 million, respectively, as compared to $4.4 million and $8.8 million for the 2014 three- and six-month periods.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2015 and December 31, 2014. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	June 30, 2015
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$104	$102	$100	$96	$93
U.S. Government-sponsored enterprise obligations	31	30	30	29	28
State and municipal bonds	1,058	1,038	1,004	967	930
Corporate debt	1,493	1,459	1,407	1,354	1,304
Asset-backed securities	438	437	426	413	397
All fixed maturity securities	$3,124	$3,066	$2,967	$2,859	$2,752

Duration:
U.S. Treasury obligations	3.44	3.39	3.32	3.25	3.19
U.S. Government-sponsored enterprise obligations	2.41	2.37	2.56	2.92	2.94
State and municipal bonds	3.48	3.56	3.65	3.76	3.85
Corporate debt	3.71	3.74	3.79	3.77	3.70
Asset-backed securities	1.58	2.07	3.10	3.78	4.01
All fixed maturity securities	3.31	3.42	3.62	3.74	3.77

	December 31, 2014
Fair Value (in millions):
U.S. Treasury obligations	$176	$172	$167	$161	$156
U.S. Government-sponsored enterprise obligations	41	40	40	38	37
State and municipal bonds	1,114	1,097	1,063	1,024	985
Corporate debt	1,503	1,468	1,417	1,365	1,316
Asset-backed securities	468	467	458	447	432
All fixed maturity securities	$3,302	$3,244	$3,145	$3,035	$2,926

Duration:
U.S. Treasury obligations	3.56	3.50	3.43	3.36	3.30
U.S. Government-sponsored enterprise obligations	2.53	2.49	2.80	3.08	3.12
State and municipal bonds	3.40	3.49	3.60	3.73	3.85
Corporate debt	3.71	3.73	3.82	3.76	3.70
Asset-backed securities	1.51	1.69	2.36	3.08	3.47
All fixed maturity securities	3.30	3.30	3.50	3.60	3.70
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
Our cash and short-term investment portfolio at June 30, 2015 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2015, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $247 million at June 30, 2015 and $244 million at December 31, 2014. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At June 30, 2015 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $228 million. These equity securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.93. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.3% to $249 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.3% in the fair value of these securities to $207 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2015. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2014 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (*) (in thousands)
April 1 – 30, 2015	439,929	$45.60	439,929	$104,312
May 1 – 31, 2015	515,986	$44.57	515,986	$181,302
June 1 – 30, 2015	503,354	$45.79	503,354	$158,241
Total	1,459,269	$45.30	1,459,269

*
Under its current plan begun in November 2010, the ProAssurance Board of Directors has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt, including $100 million authorized in May 2015. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Copy of the Augmenting Lender Supplement to Revolving Credit Agreement between ProAssurance and U.S. Bank N.A., Wells Fargo Bank, N.A., Branch Banking and Trust Company, First Tennessee Bank, N.A., Key Bank, Cadence Bank, N.A., and Regions Bank, N.A., dated June 19, 2015.

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
August 6, 2015

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)