Form 10-Q
period 2015-09-30
PROASSURANCE CORP
filed 2015-11-04
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015 or

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
As of October 31, 2015, there were 53,143,027 shares of the registrant’s common stock outstanding.

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
Forward-looking statements relating to our business include among other things: statements concerning future liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and reserve for losses, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
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

•	changes in the interest rate environment;
•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;
•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB, or the NYSE that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
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

•
the availability, integrity and security of our technology infrastructure or that of our third-party providers of technology infrastructure, including any susceptibility to cyber-attacks which might result in a loss of information or operating capability;

•	the impact of a catastrophic event, as it relates to both our operations and our insured risks;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorism-related insurance legislation and laws;
•	assessments from guaranty funds;
•	our ability to achieve continued growth through expansion into new markets or through acquisitions or business combinations;
•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
•
taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties; and

•
expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption; loss of customers, employees or key agents; increased operating costs or inability to achieve cost savings; and assumption of greater than expected liabilities, among other reasons.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,769,432 and $3,055,477, respectively	$2,826,179	$3,145,027
Equity securities, trading, at fair value; cost, $334,036 and $283,107, respectively	317,886	314,482
Short-term investments	158,057	131,259
Business owned life insurance	56,748	56,381
Investment in unconsolidated subsidiaries	298,375	276,501
Other investments, $29,480 and $28,958 at fair value, respectively, otherwise at cost or amortized cost	91,410	86,057
Total Investments	3,748,655	4,009,707
Cash and cash equivalents	201,342	197,040
Premiums receivable	239,907	202,528
Receivable from reinsurers on paid losses and loss adjustment expenses	6,807	6,494
Receivable from reinsurers on unpaid losses and loss adjustment expenses	240,239	237,966
Prepaid reinsurance premiums	36,476	32,115
Deferred policy acquisition costs	47,662	38,790
Deferred tax asset, net	7,745	—
Real estate, net	38,704	39,799
Intangible assets	94,530	100,733
Goodwill	210,725	210,725
Other assets	90,212	93,263
Total Assets	$4,963,004	$5,169,160
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,022,261	$2,058,266
Unearned premiums	401,996	345,828
Reinsurance premiums payable	23,369	17,451
Total Policy Liabilities	2,447,626	2,421,545
Deferred tax liability, net	—	18,818
Other liabilities	158,588	320,853
Long-term debt	350,000	250,000
Total Liabilities	2,956,214	3,011,216
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,498,192 and 62,297,214 shares issued, respectively	625	623
Additional paid-in capital	364,877	359,577
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $19,051 and $31,342, respectively	36,096	58,204
Retained earnings	2,022,534	1,991,704
Treasury shares, at cost, 9,348,376 shares and 5,763,388 shares, respectively	(417,342)	(252,164)
Total Shareholders’ Equity	2,006,790	2,157,944
Total Liabilities and Shareholders’ Equity	$4,963,004	$5,169,160
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
Common shares reacquired	—	—	—	—	(165,178)	(165,178)
Common shares issued for compensation	—	2,071	—	—	—	2,071
Share-based compensation	—	7,638	—	—	—	7,638
Net effect of restricted and performance shares issued and stock options exercised	2	(4,409)	—	—	—	(4,407)
Dividends to shareholders	—	—	—	(50,418)	—	(50,418)
Other comprehensive income (loss)	—	—	(22,108)	—	—	(22,108)
Net income	—	—	—	81,248	—	81,248
Balance at September 30, 2015	$625	$364,877	$36,096	$2,022,534	$(417,342)	$2,006,790

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2013	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
Common shares reacquired	—	—	—	—	(167,242)	(167,242)
Common shares issued for compensation	—	2,679	—	—	229	2,908
Share-based compensation	—	8,022	—	—	—	8,022
Net effect of restricted and performance shares issued and stock options exercised	2	(2,816)	—	—	—	(2,814)
Dividends to shareholders	—	—	—	(52,873)	—	(52,873)
Other comprehensive income (loss)	—	—	7,346	—	—	7,346
Net income	—	—	—	131,451	—	131,451
Balance at September 30, 2014	$623	$357,779	$67,007	$2,094,181	$(198,378)	$2,321,212
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues
Net premiums earned	$182,085	$177,028	$529,277	$525,061
Net investment income	26,942	32,830	82,201	92,788
Equity in earnings (loss) of unconsolidated subsidiaries	(221)	298	3,821	2,767
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(3,795)	(1,425)	(8,275)	(1,475)
Portion of OTTI losses recognized in other comprehensive income before taxes	385	268	2,174	268
Net impairment losses recognized in earnings	(3,410)	(1,157)	(6,101)	(1,207)
Other net realized investment gains (losses)	(33,222)	(6,974)	(29,519)	8,866
Total net realized investment gains (losses)	(36,632)	(8,131)	(35,620)	7,659
Other income	2,759	1,808	6,504	6,055
Total revenues	174,933	203,833	586,183	634,330
Expenses
Losses and loss adjustment expenses	119,824	106,486	350,739	306,591
Reinsurance recoveries	(11,018)	(7,264)	(32,855)	(18,948)
Net losses and loss adjustment expenses	108,806	99,222	317,884	287,643
Underwriting, policy acquisition and operating expenses	53,025	54,185	157,908	158,856
Segregated portfolio cells dividend expense (income)	(1,933)	(483)	1,481	2,355
Interest expense	3,637	3,606	10,978	10,697
Total expenses	163,535	156,530	488,251	459,551
Income before income taxes	11,398	47,303	97,932	174,779
Provision for income taxes
Current expense (benefit)	17,277	15,591	31,406	37,884
Deferred expense (benefit)	(16,155)	(3,066)	(14,722)	5,444
Total income tax expense (benefit)	1,122	12,525	16,684	43,328
Net income	10,276	34,778	81,248	131,451
Other comprehensive income (loss), after tax, net of reclassification adjustments	(4,953)	(14,646)	(22,108)	7,346
Comprehensive income	$5,323	$20,132	$59,140	$138,797
Earnings per share:
Basic	$0.19	$0.59	$1.47	$2.20
Diluted	$0.19	$0.59	$1.46	$2.19
Weighted average number of common shares outstanding:
Basic	54,007	58,676	55,339	59,807
Diluted	54,232	58,931	55,554	60,047
Cash dividends declared per common share	$0.31	$0.30	$0.93	$0.90
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2015	2014
Operating Activities
Net income	$81,248	$131,451
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	28,249	29,800
Net realized investment (gains) losses	35,620	(7,659)
Share-based compensation	7,638	8,022
Deferred income taxes	(14,722)	5,444
Policy acquisition costs, net amortization (net deferral)	(8,872)	(5,249)
Equity in earnings of unconsolidated subsidiaries, excluding income distributions received	(4,661)	1,246
Other	(823)	(740)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(37,379)	(42,406)
Reinsurance related assets and liabilities	(1,029)	(19,829)
Other assets	5,191	33,823
Reserve for losses and loss adjustment expenses	(36,005)	(78,558)
Unearned premiums	56,168	55,565
Other liabilities	(5,100)	(9,827)
Net cash provided (used) by operating activities	105,523	101,083
Investing Activities
Purchases of:
Fixed maturities, available for sale	(466,248)	(511,894)
Equity securities, trading	(211,437)	(85,986)
Other investments	(25,360)	(25,109)
Funding of qualified affordable housing tax credit limited partnerships	(903)	(8,439)
Investment in unconsolidated subsidiaries	(43,142)	(30,394)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	738,377	486,702
Equity securities, trading	172,502	102,765
Other investments	18,369	15,074
Distributions from unconsolidated subsidiaries	23,390	3,850
Net sales or maturities (purchases) of short-term investments	(26,861)	177,013
Cash received in acquisitions	—	35,013
Unsettled security transactions, net change	(473)	(127)
(Increase) decrease in restricted cash	—	78,000
Purchases of capital assets	(6,382)	(2,139)
Other	(1,514)	5,606
Net cash provided (used) by investing activities	170,318	239,935
Continued on following page.

	Nine Months Ended September 30
	2015	2014
Financing Activities
Borrowing under revolving credit agreement	100,000	—
Repurchase of common stock	(165,178)	(163,146)
Dividends to shareholders	(201,158)	(53,820)
Other	(5,203)	(5,430)
Net cash provided (used) by financing activities	(271,539)	(222,396)
Increase (decrease) in cash and cash equivalents	4,302	118,622
Cash and cash equivalents at beginning of period	197,040	129,383
Cash and cash equivalents at end of period	201,342	248,005
Significant non-cash transactions
Deposit transferred as consideration for acquisition	$—	$205,244
Dividends declared and not yet paid	$16,454	$17,318
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2014 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2015 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.
Other Liabilities
Other liabilities consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
SPC dividends payable	$16.7	$15.8
Unpaid dividends	16.5	167.7
All other	125.4	137.4
Total other liabilities	$158.6	$320.9
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of SPCs operated by ProAssurance's Cayman Islands subsidiary, Eastern Re.
Unpaid dividends represents common stock dividends declared by ProAssurance's Board of Directors that had not yet been paid. Unpaid dividends at December 31, 2014 reflect a special dividend declared in late 2014 that was paid in January 2015.
Accounting Changes Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance regarding the requirements for reporting discontinued operations. Under the new guidance, reporting entities are required to report disposals of business components only if the disposal represents a strategic shift in the entity’s operations that will have a major effect on the entity’s operations and financial results. The new guidance expands disclosure requirements for reported discontinued operations and requires disclosure of pre-tax profit or loss attributable to significant disposals not reported as discontinued operations. ProAssurance adopted the guidance as of January 1, 2015. Adoption of the guidance had no effect on ProAssurance’s results of operations or financial position.
Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also revised disclosure requirements for investments measured or eligible to be measured at fair value using the net asset value per share practical expedient. ProAssurance adopted the guidance as of June 30, 2015 as early adoption is permitted. Adoption of the guidance had no effect on ProAssurance's results of operations or financial position as it affected disclosures only.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

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
Revenue from Contracts with Customers
Effective for fiscal years beginning after December 15, 2017, the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance plans to adopt the guidance beginning January 1, 2018. As the majority of ProAssurance's revenues come from insurance contracts which fall under the scope of other FASB standards, adoption of the guidance is expected to have no material effect on ProAssurance’s results of operations or financial position.
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
Simplifying the Presentation of Debt Issuance Costs
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance related to the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Related guidance issued by the SEC permits issuance costs associated with line-of-credit arrangements to be presented as an asset and subsequently amortized proportionally over the term of the arrangement. ProAssurance plans to adopt the guidance beginning January 1, 2016. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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
September 30, 2015

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
Disclosures about Short-Duration Contracts
Effective for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, the FASB issued guidance that requires insurance entities that issue short-duration contracts to provide detailed disclosures relative to the reserve for losses and loss adjustment expenses in annual reporting periods and a roll-forward of the reserve for losses and loss adjustment expenses in interim reporting periods. The guidance also requires disclosures regarding significant changes in the methodologies and assumptions used to calculate the reserve for losses and loss adjustment expenses, including reasons for and the effects of such changes. ProAssurance plans to adopt the guidance beginning January 1, 2016. Adoption of the guidance is not expected to have a material effect on ProAssurance's results of operations or financial position as it affects disclosures only.
Simplifying the Accounting for Measurement-Period Adjustments
Effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, the FASB issued guidance that requires an acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. An acquirer must also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ProAssurance plans to adopt the guidance beginning January 1, 2016. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are shown in the following tables. The tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

	September 30, 2015
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$111,919	$—	$111,919
U.S. Government-sponsored enterprise obligations	—	26,000	—	26,000
State and municipal bonds	—	967,786	—	967,786
Corporate debt, multiple observable inputs	2,329	1,302,377	—	1,304,706
Corporate debt, limited observable inputs	—	—	7,820	7,820
Residential mortgage-backed securities	—	254,878	—	254,878
Agency commercial mortgage-backed securities	—	11,204	—	11,204
Other commercial mortgage-backed securities	—	39,134	—	39,134
Other asset-backed securities	—	96,464	6,268	102,732
Equity securities
Financial	66,614	—	—	66,614
Utilities/Energy	41,686	—	—	41,686
Consumer oriented	55,320	—	23	55,343
Industrial	50,447	—	—	50,447
Bond funds	75,688	—	—	75,688
All other	15,071	13,037	—	28,108
Short-term investments	154,858	3,199	—	158,057
Other investments	2,769	26,194	517	29,480
Total assets categorized within the fair value hierarchy	$464,782	$2,852,192	$14,628	3,331,602
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				156,850
Total assets at fair value				$3,488,452

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

	December 31, 2014
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$166,512	$—	$166,512
U.S. Government-sponsored enterprise obligations	—	39,563	—	39,563
State and municipal bonds	—	1,057,590	5,025	1,062,615
Corporate debt, multiple observable inputs	—	1,404,020	—	1,404,020
Corporate debt, limited observable inputs	—	—	13,081	13,081
Residential mortgage-backed securities	—	276,056	—	276,056
Agency commercial mortgage-backed securities	—	15,493	—	15,493
Other commercial mortgage-backed securities	—	51,063	—	51,063
Other asset-backed securities	—	111,855	4,769	116,624
Equity securities
Financial	79,341	—	—	79,341
Utilities/Energy	25,629	—	—	25,629
Consumer oriented	65,670	—	—	65,670
Industrial	55,460	—	—	55,460
Bond funds	55,196	—	—	55,196
All other	33,186	—	—	33,186
Short-term investments	131,199	60	—	131,259
Other investments	6,050	22,908	—	28,958
Total assets categorized within the fair value hierarchy	$451,731	$3,145,120	$22,875	3,619,726
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				133,250
Total assets at fair value				$3,752,976
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and would have been adjusted, if necessary. No such adjustments were necessary in 2015 or 2014.
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
September 30, 2015

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
September 30, 2015

Level 3 Valuation Methodologies
State and municipal bonds consisted of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2015, 93% of the securities were rated; the average rating was A-. At December 31, 2014, 80% of the securities were rated; the average rating was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Equity securities and Other investments consisted of common stock and convertible securities for which limited observable inputs were available at September 30, 2015. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In millions)	September 30, 2015	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$—	$5.0	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$7.8	$13.1	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$6.3	$4.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity securities and Other investments	$0.5	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
September 30, 2015

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	September 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance June 30, 2015	$—	$—	$8,468	$4,777	$1,036	$14,281
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	—	—
Net realized investment gains (losses)	—	—	(311)	—	—	(311)
Included in other comprehensive income	—	—	300	(9)	(53)	238
Purchases	—	—	—	1,500	584	2,084
Sales	—	—	(648)	—	—	(648)
Transfers in	—	—	11	—	—	11
Transfers out	—	—	—	—	(918)	(918)
Balance September 30, 2015	$—	$—	$7,820	$6,268	$540	$14,628
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$(109)	$(109)

	September 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance December 31, 2014	$—	$5,025	$13,081	$4,769	$—	$22,875
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	17	—	—	17
Net realized investment gains (losses)	—	—	(309)	—	—	(309)
Included in other comprehensive income	—	(459)	38	(1)	(133)	(555)
Purchases	—	—	1,515	1,500	1,700	4,715
Sales	—	—	(1,484)	—	—	(1,484)
Transfers in	—	—	11	—	—	11
Transfers out	—	(4,566)	(5,049)	—	(918)	(10,533)
Balance September 30, 2015	$—	$—	$7,820	$6,268	$540	$14,628
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$(109)	$(109)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

	September 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance June 30, 2014	$—	$7,148	$14,544	$5,960	$—	$27,652
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(4)	16	—	—	12
Included in other comprehensive income	—	(76)	35	(6)	—	(47)
Purchases	—	—	—	—	—	—
Sales	—	(1,474)	(1,160)	—	—	(2,634)
Transfers out	—	—	—	(1,181)	—	(1,181)
Balance September 30, 2014	$—	$5,594	$13,435	$4,773	$—	$23,802
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—

	September 30, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$—	$28,328
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(10)	48	—	—	38
Net realized investment gains (losses)	—	(95)	3	—	—	(92)
Included in other comprehensive income	1	(34)	702	63	—	732
Purchases	1,000	1,861	2,000	3,340	—	8,201
Sales	—	(1,731)	(1,469)	(61)	—	(3,261)
Transfers in	—	2,119	—	305	—	2,424
Transfers out	(1,001)	(3,854)	(2,025)	(5,688)	—	(12,568)
Balance September 30, 2014	$—	$5,594	$13,435	$4,773	$—	$23,802
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—
Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and nine months ended September 30, 2015 or 2014.
Transfers shown in the preceding Level 3 tables were as of the end of the period and were to or from Level 2.
All transfers during the three and nine months ended September 30, 2015 and 2014 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both September 30, 2015 and December 31, 2014 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2015	September 30, 2015	December 31, 2014
Investments in LPs/LLCs:
Private debt funds (1)	$20,023	$44,595	$37,296
Long equity fund (2)	None	6,521	6,747
Long/short equity funds (3)	None	30,099	25,301
Non-public equity funds (4)	$52,125	63,309	51,811
Multi-strategy fund of funds (5)	None	8,372	8,271
Structured credit fund (6)	None	3,954	3,824
		$156,850	$133,250

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
September 30, 2015

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	September 30, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$56,748	$56,748	$56,381	$56,381
Other investments	$61,930	$62,573	$57,099	$57,994
Other assets	$22,755	$22,739	$22,440	$22,399
Financial liabilities:
Senior notes due 2023	$250,000	$269,198	$250,000	$276,503
Revolving credit agreement	$100,000	$100,000	$—	$—
Other liabilities	$14,292	$14,288	$14,656	$14,645
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

3. Investments
Available-for-sale securities at September 30, 2015 and December 31, 2014 included the following:

	September 30, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$109,416	$2,536	$33	$111,919
U.S. Government-sponsored enterprise obligations	24,748	1,257	5	26,000
State and municipal bonds	929,645	39,272	1,131	967,786
Corporate debt	1,306,358	33,448	27,280	1,312,526
Residential mortgage-backed securities	247,601	7,830	553	254,878
Agency commercial mortgage-backed securities	10,945	279	20	11,204
Other commercial mortgage-backed securities	38,595	601	62	39,134
Other asset-backed securities	102,124	625	17	102,732
	$2,769,432	$85,848	$29,101	$2,826,179

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$163,714	$3,785	$987	$166,512
U.S. Government-sponsored enterprise obligations	38,022	1,641	100	39,563
State and municipal bonds	1,015,555	47,395	335	1,062,615
Corporate debt	1,389,970	44,234	17,103	1,417,101
Residential mortgage-backed securities	266,306	10,198	448	276,056
Agency commercial mortgage-backed securities	15,344	208	59	15,493
Other commercial mortgage-backed securities	50,025	1,137	99	51,063
Other asset-backed securities	116,541	288	205	116,624
	$3,055,477	$108,886	$19,336	$3,145,027

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$109,416	$14,796	$82,117	$11,729	$3,277	$111,919
U.S. Government-sponsored enterprise obligations	24,748	2,322	16,109	7,427	142	26,000
State and municipal bonds	929,645	48,062	327,284	444,040	148,400	967,786
Corporate debt	1,306,358	87,645	718,812	472,990	33,079	1,312,526
Residential mortgage-backed securities	247,601					254,878
Agency commercial mortgage-backed securities	10,945					11,204
Other commercial mortgage-backed securities	38,595					39,134
Other asset-backed securities	102,124					102,732
	$2,769,432					$2,826,179
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at September 30, 2015.
Cash and securities with a carrying value of $49.3 million at September 30, 2015 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $126.6 million at September 30, 2015 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at September 30, 2015 included fixed maturities with a fair value of $89.3 million and short term investments with a fair value of approximately $0.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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
Other Investments
Other investments at September 30, 2015 and December 31, 2014 were comprised as follows:

(In thousands)	September 30, 2015	December 31, 2014
Investments in LPs/LLCs, at cost	$58,381	$53,258
Convertible securities, at fair value	29,480	28,958
Other, principally FHLB capital stock, at cost	3,549	3,841
	$91,410	$86,057
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	September 30, 2015	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2015	December 31, 2014
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	See below	$124,109	$133,143
Other tax credit partnerships	See below	4,306	—
All other LPs/LLCs	< 25%	169,960	143,358
		$298,375	$276,501
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects our total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $54.6 million at September 30, 2015. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $69.5 million at September 30, 2015. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $156.9 million at September 30, 2015 and $133.3 million at December 31, 2014. ProAssurance also holds interests in other LPs/LLCs where the carrying value is not considered to approximate the estimated fair value of the interest; such interests totaled $13.1 million at September 30, 2015 and $10.1 million at December 31, 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2015 and December 31, 2014, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$8,791	$32	$2,931	$8	$5,860	$24
U.S. Government-sponsored enterprise obligations	1,463	6	1,463	6	—	—
State and municipal bonds	48,882	1,132	44,184	948	4,698	184
Corporate debt	471,107	27,280	400,127	15,316	70,980	11,964
Residential mortgage-backed securities	71,621	553	62,177	418	9,444	135
Agency commercial mortgage-backed securities	425	20	—	—	425	20
Other commercial mortgage-backed securities	8,428	61	5,084	43	3,344	18
Other asset-backed securities	24,421	17	16,458	9	7,963	8
	$635,138	$29,101	$532,424	$16,748	$102,714	$12,353
Other investments
Investments in LPs/LLCs carried at cost	$33,534	$2,242	$33,534	$2,242	$—	$—

	December 31, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$61,209	$987	$46,869	$617	$14,340	$370
U.S. Government-sponsored enterprise obligations	6,268	100	2,775	44	3,493	56
State and municipal bonds	39,831	335	18,910	84	20,921	251
Corporate debt	423,107	17,103	326,804	13,236	96,303	3,867
Residential mortgage-backed securities	45,006	448	14,406	31	30,600	417
Agency commercial mortgage-backed securities	4,783	59	70	—	4,713	59
Other commercial mortgage-backed securities	13,860	99	7,005	28	6,855	71
Other asset-backed securities	62,577	205	59,176	109	3,401	96
	$656,641	$19,336	$476,015	$14,149	$180,626	$5,187
Other investments
Investments in LPs/LLCs carried at cost	$23,683	$3,948	$22,265	$3,711	$1,418	$237
As of September 30, 2015, excluding U.S. Government backed securities, there were 546 debt securities (20.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 404 issuers. The greatest and second greatest unrealized loss position among those securities were approximately $1.5 million and $1.3 million, respectively. The securities were evaluated for impairment as of September 30, 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

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
Fixed maturity securities held in an unrealized loss position at September 30, 2015, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the September 30, 2015 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Fixed maturities	$24,127	$28,442	$74,110	$85,402
Equities	3,506	2,661	9,974	7,479
Short-term and Other investments	515	2,793	1,417	4,723
BOLI	658	646	1,589	1,544
Investment fees and expenses	(1,864)	(1,712)	(4,889)	(6,360)
Net investment income	$26,942	$32,830	$82,201	$92,788
Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments of $2.4 million and $7.6 million for the three- and nine-month periods ended September 30, 2015, respectively, and $2.5 million and $6.5 million for the three- and nine-month periods ended September 30, 2014, respectively. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. ProAssurance recognized tax credits related to these qualified affordable housing investments that totaled $4.6 million and $13.9 million for the three- and nine-month periods ended September 30, 2015, respectively and $4.6 million and $13.4 million for the three- and nine-month periods ended September 30, 2014, respectively. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Total OTTI losses:
State and municipal bonds	$—	$—	$—	$(50)
Corporate debt	(1,925)	(1,425)	(6,405)	(1,425)
Other investments	(1,870)	—	(1,870)	—
Portion recognized in OCI:
Corporate debt	385	268	2,174	268
Net impairments recognized in earnings	$(3,410)	$(1,157)	$(6,101)	$(1,207)
Gross realized gains, available-for-sale securities	2,739	736	10,379	3,711
Gross realized (losses), available-for-sale securities	(2,548)	(52)	(4,613)	(371)
Net realized gains (losses), trading securities	402	3,227	12,594	21,830
Net realized gains (losses), Other investments	(361)	55	357	321
Change in unrealized holding gains (losses), trading securities	(32,621)	(10,402)	(47,513)	(17,906)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(971)	(538)	(1,669)	1,281
Other	138	—	946	—
Net realized investment gains (losses)	$(36,632)	$(8,131)	$(35,620)	$7,659
ProAssurance recognized impairments in income totaling $3.4 million and $6.1 million for the three- and nine-month periods ended September 30, 2015, respectively. Impairments recognized in income related to corporate debt securities for the 2015 three-month period primarily consisted of an impairment associated with bonds ProAssurance intends to sell but also included two other credit-related impairments, one a preferred stock from a consumer-oriented issuer and the other a bond from an energy sector issuer. ProAssurance also recognized non-credit impairments for the three- and nine-month periods ended September 30, 2015, respectively, related to the latter two securities as the fair value of the impaired securities was less than the future cash flows expected to be received from the securities. Impairments recognized for the 2015 nine-month period further included credit-related impairments of corporate debt securities totaling $2.7 million recorded related to high-yield securities from three other issuers in the energy sector, and non-credit impairments related to these same securities of $1.8 million.
ProAssurance also recognized a $1.9 million impairment related to an investment fund that is accounted for using the cost method. The fund is focused on the energy sector and securities held have declined in value. An OTTI was recognized to reduce the carrying value of the investment to an amount which Management believes will be recoverable on the investment.
The holding loss recognized related to our equity trading securities of $32.6 million for the 2015 three-month period primarily reflected unfavorable equity market performance during the third quarter 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Balance beginning of period	$2,630	$83	$232	$83
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	149	1,830	149
OTTI has been previously recognized	623	—	1,484	—
Reductions due to:
Securities sold during the period (realized)	—	—	(293)	—
Balance September 30	$3,253	$232	$3,253	$232
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2015	2014	2015	2014
Proceeds from sales (exclusive of maturities and paydowns)	$119.0	$24.8	$420.0	$147.3
Purchases	$90.9	$146.5	$466.2	$511.9

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

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
ProAssurance had a liability for federal income taxes of $1.7 million at September 30, 2015, carried as part of Other Liabilities. ProAssurance had a receivable for federal income taxes of $1.1 million at December 31, 2014, carried as a part of Other Assets. The liability for unrecognized tax benefits was $0.8 million at September 30, 2015 and $0.6 million at December 31, 2014.
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
Amortization of DPAC was $21.1 million and $60.0 million for the three and nine months ended September 30, 2015, respectively, and $21.2 million and $62.4 million for the three and nine months ended September 30, 2014, respectively.
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
During the three and nine months ended September 30, 2015, ProAssurance recognized favorable net loss development of $36.2 million and $104.8 million, respectively, related to prior accident years. The favorable net loss development primarily reflected reductions in the Company's estimates of claims severity related to the 2008 through 2012 accident years.
For the three and nine months ended September 30, 2014, ProAssurance recognized favorable net loss development of $42.9 million and $133.3 million, respectively, to reflect reductions in estimated claims severity related to the 2007 through 2012 accident years.
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $130.4 million, expected to be paid as follows: $31.3 million in 2015, $96.0 million in 2016 and 2017 combined, $2.3 million in 2018 and 2019 combined and $0.8 million thereafter. Of these funding commitments, $13.2 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $11.7 million in 2015, $0.5 million in 2016 and 2017 combined, $0.3 million in 2018 and 2019 combined and $0.7 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At September 30, 2015, ProAssurance was satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $89.7 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

ProAssurance has issued an unconditional revolving credit agreement of up to £10 million to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under this Syndicate Credit Agreement bear interest at 8.5% annually, and may be repaid at any time but are repayable upon demand after December 31, 2016. As of September 30, 2015, the unused commitment under the Syndicate Credit Agreement approximated £1.5 million (approximately $2.3 million as of September 30, 2015).
8. Long-term Debt
ProAssurance’s outstanding long-term debt consisted of the following:

(In thousands)	September 30, 2015	December 31, 2014
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings fully secured, see Note 3, and carried at an interest rate of 0.78%. The interest rate on the borrowing is set at the time the borrowing is initiated or renewed. The current borrowing can be repaid or renewed in January 2016. If renewed, the interest rate will reset.	100,000	—
	$350,000	$250,000
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
(4) Borrowing under the Revolving Credit Agreement may be secured or unsecured and accrues interest at a selected base rate, adjusted by a margin, which can vary from 0 to 163 basis points, based on ProAssurance's credit rating and whether the borrowing is secured or unsecured.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

9. Shareholders’ Equity
At September 30, 2015 and December 31, 2014, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during each of the first three quarters of 2015 totaling $50.4 million, which included the third quarter dividend of $16.5 million that was paid in October 2015. ProAssurance declared cash dividends of $0.30 per share during each of the first three quarters of 2014 totaling $52.9 million, which included the third quarter dividend of $17.3 million that was paid in October 2014.
At September 30, 2015, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $116.4 million remained available for use, which included a $100 million increase to the authorization approved by the Board in May 2015. ProAssurance repurchased approximately 3.6 million and 3.7 million shares during the nine months ended September 30, 2015 and 2014 at a total cost of $165.2 million and $167.2 million, respectively.
Share-based compensation expense was $2.7 million and $7.6 million for the three and nine months ended September 30, 2015, respectively, and $2.4 million and $8.0 million for the three and nine months ended September 30, 2014, respectively. Related tax benefits were $0.9 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, and $0.8 million and $2.8 million for the three and nine months ended September 30, 2014, respectively.
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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2015 and September 30, 2014, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. For the nine months ended September 30, 2015, OCI also included losses related to unrecognized changes in defined benefit plan liabilities of $1.0 million, net of tax, from the reestimation of two defined benefit plans assumed in the Eastern acquisition. Both plans are frozen as to the earning of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At September 30, 2015 and December 31, 2014, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.9 million and $0.5 million, respectively, net of tax. At September 30, 2015 AOCI also included losses of $1.0 million related to unrecognized changes in defined benefit plan liabilities, net of tax. All tax effects were computed using a 35% rate. OCI and AOCI also included immaterial amounts of foreign currency translation adjustments.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Reclassifications from AOCI to net income, available-for-sale securities:
Realized investment gains (losses)	$(1,348)	$(473)	$1,535	$2,133
Tax effect (at 35%)	472	166	(537)	(747)
Net reclassification adjustments	$(876)	$(307)	$998	$1,386

Deferred tax expense (benefit) included in OCI	$(2,555)	$(7,851)	$(11,905)	$3,784
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $38.1 million at September 30, 2015 and $33.3 million at December 31, 2014. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $69.1 million at September 30, 2015 and $65.0 million at December 31, 2014.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At September 30, 2015, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted and purchase share units have vested. All outstanding stock options, performance, restricted and purchase share units had a dilutive effect for the three and nine months ended September 30, 2015 and 2014.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

12. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. The professional liability business primarily offers professional liability insurance to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered for medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under a quota share agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. The ceded premium associated with the Syndicate 1729 reinsurance agreement has been reported within the Specialty P&C segment on a similar delay, as this results in the ceded premium being reported in the same period in which the Lloyd's Syndicate segment reports the corresponding assumed premium.
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
Lloyd's Syndicate includes operating results from ProAssurance's 58% participation in Lloyd's of London Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S and international markets. The results of this segment are reported on a quarter delay, except that investment results associated with investment assets solely allocated to Syndicate 1729 operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Corporate includes ProAssurance's U.S. investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2014 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, which excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Syndicate 1729 operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

Financial data by segment were as follows:

	Three Months Ended September 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$115,593	$54,577	$11,915	$—	$—	$182,085
Net investment income	—	—	260	26,682	—	26,942
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(221)	—	(221)
Net realized gains (losses)	—	—	9	(36,641)		(36,632)
Other income	1,660	61	(283)	1,559	(238)	2,759
Net losses and loss adjustment expenses	(63,974)	(36,132)	(8,700)	—	—	(108,806)
Underwriting, policy acquisition and operating expenses*	(26,251)	(16,231)	(5,644)	(5,137)	238	(53,025)
Segregated portfolio cells dividend (expense) income	—	1,933	—	—	—	1,933
Interest expense	—	—	—	(3,637)	—	(3,637)
Income tax benefit (expense)	—	—	(132)	(990)	—	(1,122)
Segment operating results	$27,028	$4,208	$(2,575)	$(18,385)	$—	$10,276
Significant non-cash items
Depreciation and amortization	$1,964	$1,416	$94	$6,272	$—	$9,746

	Nine Months Ended September 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$343,065	$159,436	$26,776	$—	$—	$529,277
Net investment income	—	—	653	81,548	—	82,201
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	3,821	—	3,821
Net realized gains (losses)	—	—	25	(35,645)	—	(35,620)
Other income	4,533	361	209	1,828	(427)	6,504
Net losses and loss adjustment expenses	(197,056)	(102,545)	(18,283)	—	—	(317,884)
Underwriting, policy acquisition and operating expenses*	(80,057)	(47,421)	(13,187)	(17,670)	427	(157,908)
Segregated portfolio cells dividend (expense) income	—	(1,481)	—	—	—	(1,481)
Interest expense	—	—	—	(10,978)	—	(10,978)
Income tax benefit (expense)	—	—	(752)	(15,932)	—	(16,684)
Segment operating results	$70,485	$8,350	$(4,559)	$6,972	$—	$81,248
Significant non-cash items
Depreciation and amortization	$6,107	$4,285	$330	$17,527	$—	$28,249

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015

	Three Months Ended September 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$123,791	$49,792	$3,445	$—	$—	$177,028
Net investment income	—	—	120	32,710	—	32,830
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	298	—	298
Net realized gains (losses)	—	—	—	(8,131)	—	(8,131)
Other income	1,071	179	(79)	824	(187)	1,808
Net losses and loss adjustment expenses	(63,639)	(33,046)	(2,537)	—	—	(99,222)
Underwriting, policy acquisition and operating expenses*	(33,814)	(14,785)	(2,584)	(3,189)	187	(54,185)
Segregated portfolio cells dividend expense (income)	—	483	—	—	—	483
Interest expense	—	—	—	(3,606)	—	(3,606)
Income tax benefit (expense)	—	—	—	(12,525)	—	(12,525)
Segment operating results	$27,409	$2,623	$(1,635)	$6,381	$—	$34,778
Significant non-cash items
Depreciation and amortization	$2,334	$1,602	$157	$5,757	$—	$9,850

	Nine Months Ended September 30, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$374,704	$143,960	$6,397	$—	$—	$525,061
Net investment income	—	—	244	92,544	—	92,788
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,767	—	2,767
Net realized gains (losses)	—	—	—	7,659	—	7,659
Other income	4,167	503	(79)	1,856	(392)	6,055
Net losses and loss adjustment expenses	(191,263)	(91,975)	(4,405)	—	—	(287,643)
Underwriting, policy acquisition and operating expenses*	(101,044)	(45,379)	(5,999)	(6,826)	392	(158,856)
Segregated portfolio cells dividend expense (income)	—	(2,355)	—	—	—	(2,355)
Interest expense	—	—	—	(10,697)	—	(10,697)
Income tax benefit (expense)	—	—	—	(43,328)	—	(43,328)
Segment operating results	$86,564	$4,754	$(3,842)	$43,975	$—	$131,451
Significant non-cash items
Depreciation and amortization	$6,708	$4,384	$329	$18,379	$—	$29,800
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
September 30, 2015

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$118,624	$120,623	$349,511	$361,179
Legal professional liability	6,994	7,145	21,433	21,147
Medical technology liability	8,800	9,258	26,457	27,043
Other	374	420	1,145	1,445
Ceded premiums earned*	(19,199)	(13,655)	(55,481)	(36,110)
Segment net premiums earned	$115,593	$123,791	$343,065	$374,704

Workers' Compensation Segment
Gross premiums earned:
Traditional business	$43,525	$42,345	$129,515	$119,702
Alternative market business	17,052	14,345	48,667	40,253
Ceded premiums earned	(6,000)	(6,898)	(18,746)	(15,995)
Segment net premiums earned	$54,577	$49,792	$159,436	$143,960

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	$12,973	$4,085	$29,832	$7,110
Ceded premiums earned	(1,058)	(640)	(3,056)	(713)
Segment net premiums earned	$11,915	$3,445	$26,776	$6,397

Consolidated net premiums earned	$182,085	$177,028	$529,277	$525,061
*Includes premium ceded from the Specialty P&C Segment to the Lloyd's Syndicate Segment of $3.6 million and $10.6 million for the three and nine months ended September 30, 2015 and $1.1 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.

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
As of September 30, 2015 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (81% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2014).
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
We recognized net favorable reserve development of $36.2 million during the three months ended September 30, 2015, of which $35.0 million related to our Specialty P&C segment and $1.2 million related to our Workers' Compensation segment. During the nine months ended September 30, 2015, we recognized net favorable reserve development of $104.8 million, of which $100.4 million related to our Specialty P&C segment and $4.4 million related to our Workers' Compensation segment. The net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated

that the actual severity trend associated with the remaining HCPL claims continues to be less than we had previously estimated. Net favorable development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively; the remaining net favorable development of $0.8 million and $3.2 million for the three- and nine-month periods, respectively, was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
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

Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to September 30, 2015. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2015 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy				September 30, 2015
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	12%	76%	1%	4%	93%
Other valuations					7%
Total Investments					100%
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity security investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.
Because of the number of securities we own and the complexity of developing accurate fair values, we utilize multiple independent pricing services to assist us in establishing the fair value of individual securities. The pricing services provide fair values based on exchange traded prices, if available. If an exchange traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple broker/dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate a fair value for our security. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose a valuation methodology that is appropriate for the asset class and available data.
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
Fair Values Not Categorized
We hold interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. In accordance with GAAP, we do not categorize these investments within the fair value hierarchy.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2015 these investments represented approximately 7% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$58.4	Cost
Other, principally FHLB capital stock	3.5	Cost
Total other investments	61.9
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	128.4	Equity
Equity method LPs/LLCs	13.1	Equity
Total investment in unconsolidated subsidiaries	141.5
BOLI	56.7	Cash surrender value
Total investments - Other valuation methodologies	$260.1
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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as deferred policy acquisition costs and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our deferred policy acquisition costs at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of September 30, 2015 we have not determined that any amounts are unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we determine our provision for income taxes based on our current estimate of our annual effective tax rate. Items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income. In calculating our estimated annual effective tax rate, we include the estimated benefit of tax credits for the annual period based on the most recently available information provided by the tax credit partnership; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such differences is recognized in the period identified.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, compensation recognition, deferred policy acquisition costs, unrealized investment gains (losses), intangibles, and basis differences on investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any valuation allowances as of September 30, 2015.
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
The goodwill impairment assessment requires evaluating qualitative factors or performing a quantitative assessment to determine if a reporting unit’s carrying value is likely to exceed its fair value. For our assessment performed as of October 1, 2014, we elected to evaluate qualitative factors and concluded, based on the evaluation, that it was more likely than not that the fair value of each reporting unit exceeded the carrying value of the unit and deemed it unnecessary to perform further testing. Additional information regarding our goodwill evaluation at the segment level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2014 Form 10-K. Note 12 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding our segments.
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
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, applicable premium rates and an experience based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of EBUB premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums written and earned in the period recognized.
Accounting Changes
We are not aware of any accounting changes not yet adopted as of September 30, 2015 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no substantial external revenues other than its investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At September 30, 2015, we held cash and liquid investments of approximately $130.2 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. Our holding company also has an additional $100 million in permitted borrowings under its Revolving Credit Agreement, and an accordion feature, which if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
To date during 2015, our insurance subsidiaries have paid dividends to us of $310.7 million, including $170.0 million that was paid in October 2015. Of the total dividends paid, $161.9 million were extraordinary dividends. In the aggregate, our domestic insurance subsidiaries would be permitted to pay dividends of approximately $19.0 million over the remainder of 2015 without the prior approval of state insurance regulators, but we do not currently plan to pay the remaining permitted dividends. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend and may also request permission to pay an additional amount (an extraordinary dividend).
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
Operating cash flows compare as follows:

	Operating Cash Flow
	Nine Months Ended September 30
(In millions)	2015	2014
Cash provided by operating activities	$105.5	$101.1

Change in Operating Cash Flows	2015 vs 2014	2014 vs 2013
Cash provided by operating activities, prior year	$101.1	$24.0
Increase (decrease) in operating cash flows attributable to:
Premium receipts	(0.6)	(14.6)
Payments to reinsurers	6.3	(9.9)
Losses paid, net of reinsurance recoveries	9.7	9.1
Cash received from investments	(14.4)	(11.8)
Federal and state income tax payments	(13.8)	84.6
Acquisition costs	2.2	—
Effect of Eastern acquisition on 2014 net operating cash flows	—	22.0
Cash flows produced by Lloyd's Syndicate operations	13.8	(1.3)
Other amounts not individually significant, net	1.2	(1.0)
Cash provided by operating activities, current year	$105.5	$101.1
Premium receipts. The decrease in premium receipts for 2015 was attributable to lower premium volume for our Specialty P&C segment, the effect of which was almost entirely offset by the effect of higher premium volume for our Workers' Compensation segment. The reduction in premium receipts for 2014 reflected lower premium volume within our Specialty P&C segment as compared to 2013.

Payments to reinsurers. Payments to reinsurers (increased) decreased as compared to the prior period as shown below:

	Nine Months Ended September 30
(In millions)	2015 vs 2014	2014 vs 2013
Change in payments to reinsurers, exclusive of Syndicate 1729	$12.5	$(6.3)
Change in reinsurance paid to Syndicate 1729	(6.2)	(3.6)
	$6.3	$(9.9)
Exclusive of the effect of our quota share reinsurance agreement with Syndicate 1729, payments to reinsurers decreased in 2015 as compared to 2014 but increased in 2014 as compared to 2013. The 2015 decrease is primarily due to cash flows associated with premium settlements on certain of our excess of loss reinsurance arrangements. These cash flows can vary widely from period to period depending upon the terms of the particular contracts for which settlement is due and the amount of losses determined to be reimbursable under those contracts. The 2014 increase was primarily attributable to expansion of our shared risks arrangements. Payments to Syndicate 1729 increased in 2015 due to an additional quarter of activity as compared to 2014 and increased in 2014 as compared to 2013 because 2014 was the initial year of the reinsurance program. Net operating cash flows of our Syndicate 1729 operations reflects the receipt of these payments, but are reported pro rata (58%) and on a one quarter delay.
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
Federal and state income tax payments. Net tax payments (increased) decreased as compared to the prior period as shown below:

	Nine Months Ended September 30
(In millions)	2015 vs 2014	2014 vs 2013
The effect of refunds received from the favorable resolution of an IRS examination of $30.5 million in 2014 as compared to a protective tax payment made related to the exam of $20.6 million in 2013	$(30.5)	$51.2
Change in amount of tax payments made for the prior tax year	(3.0)	29.1
Change in amount of estimated tax payments for the current tax year	17.0	7.4
Change in amount of excess tax benefits associated with share-based compensation	1.2	0.6
Refunds received related to Eastern's pre-acquisition period	1.5	(3.7)
	$(13.8)	$84.6
Acquisition Costs. During 2014 we paid transaction costs of $2.2 million related to the acquisition of Eastern and the start-up of Lloyd's Syndicate 1729.
Effect of Eastern acquisition on 2014 net operating cash flows. Net cash flows from the operations acquired in the Eastern transaction increased 2014 operating cash flows as compared to 2013. Because Eastern results are included in both the 2015 and 2014 operating cash flows, there is no similar effect for the 2015 versus 2014 comparison.
Cash flows produced by Lloyd's Syndicate Operations. This represents our 58% share of Syndicate 1729 operating cash flows, reported on a one quarter delay. Because Syndicate 1729 did not commence active operations until January 2014, the 2014 nine-month period includes only two quarters of activity while the 2015 nine-month period reflects three quarters of activity.

Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits. We also use risk sharing reinsurance arrangements, which provide custom insurance solutions for large customer groups, and have a quota share arrangement with Lloyd's Syndicate 1729 established to provide an initial premium base for Syndicate 1729. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. For many of our reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. As of October 1, 2015 our professional liability treaty renewed with more favorable terms and pricing than the previous agreement. Our workers' compensation and medical technology liability treaties also renewed at a more favorable rate than the previous agreements upon the latest renewal of each. The significant terms of our excess of loss reinsurance arrangements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Professional Liability	Medical Technology Liability	Workers' Compensation - Traditional
(1) Historically, retention has ranged from 5% to 32.5%
(2) Historically, retention has been as high as $2M

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
During the three and nine months ended September 30, 2015, we wrote workers' compensation policies in our alternative market business generating premium of approximately $15.7 million and $48.9 million, respectively, under custom programs whereby the policies written are fully reinsured under 100% quota share agreements to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The remaining premium written in our alternative market business of $1.3 million and $4.9 million for the 2015 three- and nine-month periods is 100% ceded to an unaffiliated captive insurer.
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
Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external owners of each cell provide a letter of credit to us that is equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance.
Within our Lloyd's Syndicate segment, Syndicate 1729 purchases reinsurance to limit its liability on individual risks and to protect against catastrophic loss. The level of reinsurance that the Syndicate purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophic exposure, the specific risks inherent in each line or class of business written and the pricing, coverage and terms and conditions available from the reinsurance market. Both quota share reinsurance and excess of loss reinsurance is utilized to manage the net loss exposure. The Syndicate may still be exposed to loss that exceeds the level of reinsurance purchased, as well as to reinstatement premiums triggered by losses exceeding specified levels.

For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2015 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Investment Exposures
The following table provides summarized information regarding our investments as of September 30, 2015:

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating *	% Total Investments
Fixed Maturities, Available for Sale
Government
U.S. Treasury	$111,919	$2,536	$(33)	AAA	3%
U.S. Government-sponsored enterprise	26,000	1,257	(5)	AAA	1%
Total government	137,919	3,793	(38)	AAA	4%
State and Municipal Bonds
Pre-refunded	176,290	6,073	(20)	AA	5%
General obligation	196,114	9,127	(9)	AA+	5%
Special revenue	595,382	24,072	(1,102)	AA	16%
Total state and municipal bonds	967,786	39,272	(1,131)	AA	26%
Corporate Debt
Financial	403,971	9,575	(1,032)	A	11%
Consumer oriented	267,560	7,592	(2,662)	BBB+	7%
Utilities/Energy	260,119	7,856	(14,355)	BBB+	7%
Industrial	368,972	8,197	(9,182)	BBB+	10%
Other	11,904	228	(49)	A+	<1%
Total corporate debt	1,312,526	33,448	(27,280)	A-	35%
Securities backed by:
Agency mortgages	252,378	7,825	(550)	AAA	7%
Non-agency mortgages	2,500	5	(3)	AA-	<1%
Agency commercial mortgages	11,204	279	(20)	AAA	<1%
Other commercial mortgages	39,134	601	(62)	AAA	1%
Automobile loans	49,947	177	(10)	AAA	1%
Other asset loans	52,785	448	(7)	AA+	1%
Total asset-backed securities	407,948	9,335	(652)	AAA	10%
Total fixed maturities	2,826,179	85,848	(29,101)	A+	75%
Equity Securities, Trading
Financial	66,614	—	—		2%
Utilities/Energy	41,686	—	—		1%
Industrial	50,447	—	—		1%
Consumer oriented	55,343	—	—		1%
Bond funds	75,688	—	—		2%
All Other	28,108	—	—		1%
Total equities	317,886	—	—		8%
Short-Term Investments	158,057	—	—		4%
BOLI	56,748	—	—		2%

		Included in Carrying Value:
($ in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Average Rating *	% Total Investments
Investment in Unconsolidated Subsidiaries
Investment in qualified affordable housing tax credit partnerships	124,109	—	—		3%
Investment in historic tax credits	4,306	—	—		<1%
Investments in LPs/LLCs, equity method	169,960	—	—		5%
Total investment in unconsolidated subsidiaries	298,375	—	—		8%
Other Investments
Investments in LPs/LLCs, cost method	58,381	—	—		2%
Convertible securities, at fair value	29,480	—	—		1%
FHLB capital stock and other	3,549	—	—		<1%
Total other investments	91,410	—	—		3%
Total Investments	$3,748,655	$85,848	$(29,101)		100%
* A weighted average rating is calculated using available ratings from Standard & Poor’s, Moody’s and Fitch. The table presents the Standard & Poor’s rating that is equivalent to the computed average.
We provide detailed information regarding our investment holdings in a Quarterly Investment Supplement located under the Financial Information header on the Investor Relations page of our website which can be reached directly at http://www.proassurance.com/investorrelations/supplemental.aspx, or through links at Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $80 million and $90 million of our investments will mature (or be paid down) each quarter of the next four quarters and be available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Currently, $100 million remains available for use through the Revolving Credit Agreement, and its accordion feature, if subscribed successfully, would make another $50 million available. See additional discussion in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2015 was 3.6 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.4 years.
As a member of Lloyd's and an investor in Syndicate 1729, we are required to provide capital, referred to as FAL, to support Syndicate 1729. At September 30, 2015, we satisfied our FAL requirement with securities held at Lloyd's, consisting of fixed maturities and short term investments having fair values of $89.3 million and $0.4 million, respectively; see also Note 3 of the Notes to Condensed Consolidated Financial Statements.
We have provided operating funds to Syndicate 1729 in the form of a £10 million unconditional revolving credit agreement. As of September 30, 2015, the unused commitment under the Syndicate Credit Agreement approximated £1.5 million ($2.3 million as of September 30, 2015).
The carrying value of our investments in qualified affordable housing project tax credit partnerships was approximately $124.1 million at September 30, 2015 and $133.1 million at December 31, 2014. In accordance with GAAP guidance for this type of investment, the carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships. As of September 30, 2015, approximately $13.2 million of our total commitments to the tax credit partnerships had not yet been funded. The unfunded commitments are expected to be paid over a period of more than 6 years with $11.7 million expected to be paid in 2015.

We also hold investments in historic tax credit partnerships, which had a carrying value of $4.3 million as of September 30, 2015. For historic tax credit investments the carrying value reflects our funded commitments only. As of September 30, 2015, we had unfunded commitments to historic tax credit partnerships of approximately $14.6 million. The unfunded commitments are expected to be paid over a period of approximately 2 years.
At September 30, 2015 and December 31, 2014 the carrying value of our investment fund LPs/LLCs totaled $228.3 million and $196.6 million, respectively. We had unfunded commitments to investment fund LPs/LLCs at September 30, 2015 which approximately $102.6 million; unfunded commitments are not reflected in the carrying value of these investments. The unfunded commitments are expected to be paid over a period of approximately 4 years as requested by the fund managers.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 3.6 million common shares, having a total cost of approximately $165.2 million, during the nine months ended September 30, 2015 (including approximately 0.9 million shares at a total cost of $41.9 million during the three months ended September 30, 2015). During the nine months ended September 30, 2014 we repurchased approximately 3.7 million shares, having a total cost of approximately $167.2 million (including approximately 1.0 million shares at a total cost of $45.0 million during the three months ended September 30, 2014). In May 2015 our Board increased its authorization for the repurchase of common shares or the retirement of outstanding debt by $100 million. Our total share repurchases through October 31, 2015, primarily conducted through our 10b5-1 plans, totaled approximately 3.6 million common shares at a cost of approximately $167.5 million. As of October 31, 2015 our remaining Board authorization was approximately $114.0 million.
Shareholder Dividends
Our Board of Directors declared cash dividends of $0.31 per share during each of the first three quarters of 2015 and $0.30 per share during each of the first three quarters of 2014. Dividends paid in the first quarter of 2015 included a special dividend of $2.65 per share declared in the fourth quarter of 2014; no special dividends were paid in the first quarter of 2014. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At September 30, 2015 our long-term debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
Additional information regarding our long-term debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We have available a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. On June 19, 2015 we executed an amendment to our Revolving Credit Agreement which expanded the permitted borrowings from $200 million to $250 million by adding an accordion feature, which, if subscribed to successfully, would make another $50 million available and extended the expiration to June 2020. In addition, the amendment included other revisions related to pricing and financial covenants, which can be found in more detail in Note 8 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2015 we had borrowed $100 million under the Revolving Credit Agreement, on a fully secured basis. The borrowing at September 30, 2015 is repayable or renewable in January 2016, but repayment can be deferred until expiration of the Revolving Credit Agreement. We are in compliance with the financial covenants of the Agreement.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30
($ in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Revenues:
Net premiums written	$213,110	$200,909	$12,201	$581,855	$568,575	$13,280
Net premiums earned	$182,085	$177,028	$5,057	$529,277	$525,061	$4,216
Net investment result	26,721	33,128	(6,407)	86,022	95,555	(9,533)
Net realized investment gains (losses)	(36,632)	(8,131)	(28,501)	(35,620)	7,659	(43,279)
Other income	2,759	1,808	951	6,504	6,055	449
Total revenues	174,933	203,833	(28,900)	586,183	634,330	(48,147)
Expenses:
Losses and loss adjustment expenses	119,824	106,486	13,338	350,739	306,591	44,148
Reinsurance recoveries	(11,018)	(7,264)	(3,754)	(32,855)	(18,948)	(13,907)
Net losses and loss adjustment expenses	108,806	99,222	9,584	317,884	287,643	30,241
Underwriting, policy acquisition and operating expenses	53,025	54,185	(1,160)	157,908	158,856	(948)
Segregated portfolio cells dividend expense (income)	(1,933)	(483)	(1,450)	1,481	2,355	(874)
Interest expense	3,637	3,606	31	10,978	10,697	281
Total expenses	163,535	156,530	7,005	488,251	459,551	28,700
Income before income taxes	11,398	47,303	(35,905)	97,932	174,779	(76,847)
Income taxes	1,122	12,525	(11,403)	16,684	43,328	(26,644)
Net income	$10,276	$34,778	$(24,502)	$81,248	$131,451	$(50,203)
Operating income	$34,151	$40,131	$(5,980)	$104,553	$126,020	$(21,467)
Earnings per share:
Basic	$0.19	$0.59	$(0.40)	$1.47	$2.20	$(0.73)
Diluted	$0.19	$0.59	(0.40)	$1.46	$2.19	$(0.73)
Operating earnings per share:
Basic	$0.63	$0.68	$(0.05)	$1.89	$2.11	$(0.22)
Diluted	$0.63	$0.68	$(0.05)	$1.88	$2.10	$(0.22)
Net loss ratio	59.8%	56.0%	3.8	60.1%	54.8%	5.3
Underwriting expense ratio	29.1%	30.6%	(1.5)	29.8%	30.3%	(0.5)
Combined ratio	88.9%	86.6%	2.3	89.9%	85.1%	4.8
Operating ratio	74.1%	68.1%	6.0	74.4%	67.4%	7.0
Effective tax rate	9.8%	26.5%	(16.7)	17.0%	24.8%	(7.8)
Return on equity*	2.0%	5.9%	(3.9)	5.2%	7.4%	(2.2)
* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net Premiums Earned
Specialty P&C	$115,593	$123,791	$(8,198)	(6.6%)	$343,065	$374,704	$(31,639)	(8.4%)
Workers' Compensation	54,577	49,792	4,785	9.6%	159,436	143,960	15,476	10.8%
Lloyd's Syndicate	11,915	3,445	8,470	>100%	26,776	6,397	20,379	>100%
Consolidated total	$182,085	$177,028	$5,057	2.9%	$529,277	$525,061	$4,216	0.8%
Consolidated net premiums earned increased during both the three- and nine-month periods in 2015 as compared to 2014 due to an increase in net premiums earned for both our Workers' Compensation and Lloyd's segments, which was substantially offset by a decrease in net premiums earned for our Specialty P&C segment.
Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, decreased $6.4 million or 19.3% for the 2015 three-month period and decreased $9.5 million or 10.0% for the 2015 nine-month period, primarily due to reduced earnings on our fixed income portfolio, due both to a smaller portfolio and lower yields.
Net realized investment gains (losses) decreased $28.5 million and $43.3 million for the 2015 three- and nine-month periods, respectively, as compared to 2014. The decrease for both periods was primarily attributable to losses on our trading securities during 2015, particularly in the third quarter. We recognized impairments in earnings of $3.4 million and $6.1 million for the 2015 three- and nine-month periods and $1.2 million for both the three- and nine-month periods of 2014.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended September 30			Nine Months Ended September 30
($ in millions)	2015	2014	Change	2015	2014	Change
Current accident year net loss ratio
Consolidated ratio	79.6%	80.3%	(0.7)	79.9%	80.2%	(0.3)
Specialty P&C	85.6%	85.6%	—	86.7%	85.8%	0.9
Workers' Compensation	68.4%	67.6%	0.8	67.1%	65.9%	1.2
Lloyd's Syndicate	73.0%	73.6%	(0.6)	68.3%	68.9%	(0.6)

Calendar year net loss ratio
Consolidated ratio	59.8%	56.0%	3.8	60.1%	54.8%	5.3
Specialty P&C	55.3%	51.4%	3.9	57.4%	51.0%	6.4
Workers' Compensation	66.2%	66.4%	(0.2)	64.3%	63.9%	0.4
Lloyd's Syndicate	73.0%	73.6%	(0.6)	68.3%	68.9%	(0.6)

Favorable net loss development, prior accident years
Consolidated	$36.2	$42.9	$(6.7)	$104.8	$133.3	$(28.5)
Specialty P&C	$35.0	$42.3	$(7.3)	$100.4	$130.4	$(30.0)
Workers' Compensation	$1.2	$0.6	$0.6	$4.4	$2.9	$1.5
Lloyd's Syndicate	$—	$—	$—	$—	$—	$—
Our consolidated current accident year net loss ratio decreased 0.7 and 0.3 percentage points for the 2015 three- and nine-month periods, respectively, as compared to 2014 with the decline being driven by a greater impact in 2015 of lower loss ratios in our Lloyd's segment.

Our consolidated calendar year net loss ratio is lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C and Workers' Compensation segments as shown in the previous table.
Our underwriting expense ratio reflected the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
Underwriting Expense Ratio, as reported
Consolidated	29.1%	30.6%	(1.5)	29.8%	30.3%	(0.5)
Specialty P&C	22.7%	27.3%	(4.6)	23.3%	27.0%	(3.7)
Workers' Compensation	29.7%	29.7%	—	29.7%	31.5%	(1.8)
Lloyd's Syndicate	47.4%	75.0%	(27.6)	49.2%	93.8%	(44.6)
Corporate*	2.8%	1.8%	1.0	3.3%	1.3%	2.0
* There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate expenses divided by consolidated net premium earned).

The decline in our 2015 consolidated expense ratio reflects both higher earned premium and lower expenses during 2015. The increase in earned premium is attributable to our Lloyd's Syndicate and Workers' Compensation segments while the reduction in expenses primarily reflects discrete expenses, primarily in our Corporate and Workers' Compensation segments, of approximately $2.5 million and $2.9 million incurred in the three- and nine-month periods of 2014, respectively, but not 2015. Cost shifts between segments and between operating expense and ULAE are the primary reason that our Corporate segment expense ratios increased and our Specialty P&C segment expense ratio decreased in 2015, although the increase to the Corporate segment was partially offset by the effect of 2014 discrete expenses, as previously discussed. The Lloyd's Syndicate segment expense ratio has decreased in 2015 as compared to 2014 as operations of this segment were in a start-up phase during 2014.
Taxes
Our effective tax rate was 9.8% for the three months ended September 30, 2015, as compared to 26.5% for the same respective period in 2014, and was 17.0% for the nine months ended September 30, 2015, as compared to 24.8% for the same respective period in 2014. The reduction to the ratio for both the three and nine months ended September 30, 2015, was primarily due to the combined effect of higher tax credits and lower pre-tax income.

Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 6.0 and 7.0 percentage points in the three- and nine-month periods ending September 30, 2015, respectively. These increases principally reflected a higher net loss ratio due to a lower amount of prior year favorable development.
ROE was 2.0% and 5.2% for the 2015 three- and nine-month periods, respectively, and was 5.9% and 7.4% for the same respective periods of 2014.
Book Value per Share
We believe our commitment to share repurchases and the declaration of dividends are currently our most effective uses of capital even though, in the short-term, dividends and share repurchases above book value dampen growth in book value per share. Our book value per share at September 30, 2015 as compared to December 31, 2014 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2014	$38.17
Increase (decrease) to book value per share during the nine months ended September 30, 2015 attributable to:
Dividends declared	(0.93)
Repurchase of shares	(0.51)
Capital management activities	(1.44)
Net income	1.47
Decrease in accumulated other comprehensive income	(0.40)
Other	(0.04)
Book Value Per Share at September 30, 2015	$37.76

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
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2015	2014	2015	2014
Net income	$10,276	$34,778	$81,248	$131,451
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	36,632	8,131	35,620	(7,659)
Guaranty fund assessments (recoupments)	99	104	234	147
Effect of confidential settlements, net	—	—	—	(843)
Pre-tax effect of exclusions	36,731	8,235	35,854	(8,355)
Tax effect, at 35%	(12,856)	(2,882)	(12,549)	2,924
Operating income	$34,151	$40,131	$104,553	$126,020
Per diluted common share:
Net income	$0.19	$0.59	$1.46	$2.19
Effect of exclusions	0.44	0.09	0.42	(0.09)
Operating income per diluted common share	$0.63	$0.68	$1.88	$2.10
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three and nine months ended September 30, 2015 were $27.0 million and $70.5 million, respectively, as compared to $27.4 million and $86.6 million for the same respective periods of 2014, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net premiums written	$140,846	$142,733	$(1,887)	(1.3%)	$361,564	$379,428	$(17,864)	(4.7%)
Net premiums earned	$115,593	$123,791	$(8,198)	(6.6%)	$343,065	$374,704	$(31,639)	(8.4%)
Net losses and loss adjustment expenses	$63,974	$63,639	$335	0.5%	$197,056	$191,263	$5,793	3.0%
Underwriting, policy acquisition and operating expenses	$26,251	$33,814	$(7,563)	(22.4%)	$80,057	$101,044	$(20,987)	(20.8%)
Net loss ratio	55.3%	51.4%	3.9		57.4%	51.0%	6.4
Underwriting expense ratio	22.7%	27.3%	(4.6)		23.3%	27.0%	(3.7)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums written	$160,516	$163,134	$(2,618)	(1.6%)	$416,656	$429,730	$(13,074)	(3.0%)
Less: Ceded premiums written	19,670	20,401	(731)	(3.6%)	55,092	50,302	4,790	9.5%
Net premiums written	$140,846	$142,733	$(1,887)	(1.3%)	$361,564	$379,428	$(17,864)	(4.7%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Professional liability
Physicians (1):
Twelve month term	$111,364	$115,698	$(4,334)	(3.7%)	$270,168	$289,533	$(19,365)	(6.7%)
Twenty-four month term	7,760	5,311	2,449	46.1%	25,256	17,648	7,608	43.1%
Total Physicians	119,124	121,009	(1,885)	(1.6%)	295,424	307,181	(11,757)	(3.8%)
Healthcare facilities (2)	9,757	9,291	466	5.0%	30,426	28,932	1,494	5.2%
Other healthcare providers (3)	10,249	10,203	46	0.5%	25,016	26,458	(1,442)	(5.5%)
Legal professionals (4)	5,877	7,097	(1,220)	(17.2%)	23,048	23,095	(47)	(0.2%)
Tail coverages (5)	6,107	4,630	1,477	31.9%	16,440	15,132	1,308	8.6%
Total professional liability	151,114	152,230	(1,116)	(0.7%)	390,354	400,798	(10,444)	(2.6%)
Medical technology liability (6)	9,124	10,473	(1,349)	(12.9%)	25,193	27,561	(2,368)	(8.6%)
Other	278	431	(153)	(35.5%)	1,109	1,371	(262)	(19.1%)
Total	$160,516	$163,134	$(2,618)	(1.6%)	$416,656	$429,730	$(13,074)	(3.0%)

(1)
Physician policies were our greatest source of premium revenues in both 2015 and 2014. The decline in twelve month term policies was primarily due to the non-renewal of a few large policies in 2015, timing differences related to the renewal of certain other policies, and, for the nine-month period, the shifting of certain policies from a twelve month term to a twenty-four month term during 2015. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium as compared to 2014, was primarily due to the normal cycle of renewals (policies subject to renewal in 2015 were previously written in 2013 rather than in 2014) and to a lesser degree, for the nine-month period, the renewal of certain twelve month term policies as twenty-four month term as mentioned above.

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2015 nine-month period, principally due to one large policy written during the first quarter 2015.

(3)
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The decline in premiums for the 2015 nine-month period was primarily attributable to retention losses.

(4)	Our legal professionals policies are offered principally through agent and brokerage arrangements.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The decline during the 2015 nine-month period primarily related to the non-renewal of several large policies which together approximated $2.3 million, $0.6 million of which occurred during the 2015 three-month period. The non-renewal of these policies was largely attributable to certain insureds merging with larger entities who are not insured by us as well as price competition. The effect of the non-renewals was offset by new business written during the period.

New business written by component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2015	2014	2015	2014
Physicians	$4.9	$5.7	$15.9	$14.1
Healthcare facilities	1.7	2.4	4.5	4.4
Other healthcare providers	0.5	0.9	1.7	2.3
Legal professionals	1.0	1.2	3.6	3.4
Medical technology liability	1.1	1.4	2.9	4.0
Total	$9.2	$11.6	$28.6	$28.2
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
Retention by component was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Physicians, standard lines only	89%	90%	88%	89%
Healthcare facilities	86%	84%	84%	82%
Other healthcare providers	86%	85%	87%	81%
Legal professionals	69%	80%	79%	82%
Medical technology liability*	85%	83%	82%	87%
* See Gross Premiums Written section above for further explanation of YTD retention decline in 2015.
The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Changes in renewal pricing by component was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2015	2015
Physicians	1%	1%
Healthcare facilities*	(2%)	1%
Other healthcare providers	3%	3%
Legal professionals	9%	3%
Medical technology liability*	(3%)	—%
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

Ceded premiums written for the three and nine months ended September 30, 2015 and 2014 were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Excess of loss reinsurance arrangements	$7,956	$8,382	$(426)	(5.1%)	$22,461	$24,406	$(1,945)	(8.0%)
Premium ceded to Syndicate 1729 (1)	4,790	4,974	(184)	(3.7%)	14,196	9,847	4,349	44.2%
Other shared risk arrangements (2)	7,947	7,837	110	1.4%	20,831	19,319	1,512	7.8%
Other ceded premiums written	1,777	2,365	(588)	(24.9%)	6,039	6,870	(831)	(12.1%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(2,800)	(3,157)	357	11.3%	(8,435)	(10,140)	1,705	16.8%
Total ceded premiums written	$19,670	$20,401	$(731)	(3.6%)	$55,092	$50,302	$4,790	9.5%

(1)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record this agreement within the Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Premium ceded to Syndicate 1729 reported for the 2015 three-month period in the table above reflected cessions that occurred during the second quarter 2015 and premium reported for the 2015 nine-month period reflected cessions that occurred during the first and second quarters of 2015 and in the fourth quarter of 2014. Premium ceded to Syndicate 1729 reported for the 2014 three-month period in the table above reflected cessions that occurred during the second quarter 2014 and ceded premium reported for the 2014 nine-month period reflected cessions that occurred during the first and second quarters of 2014. The related ceding commission income, recorded as an offset to DPAC, was $1.3 million and $3.8 million for the three- and nine-month periods of 2015, respectively and $1.3 million and $2.7 million for the three- and nine-month periods of 2014, respectively. The 2015 third quarter cession of $10.5 million and the related ceding commission income of $2.8 million will be recorded in the fourth quarter of 2015. Eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance Programs.

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

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
Ceded premiums ratio, as reported	12.3%	12.5%	(0.2)	13.2%	11.7%	1.5
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.7%)	(1.9%)	0.2	(2.0%)	(2.4%)	0.4
Ratio, current accident year	14.0%	14.4%	(0.4)	15.2%	14.1%	1.1
The increase in the current accident year ceded premiums ratio for the 2015 nine-month period was primarily attributable to three quarters of ceded premium written under the quota share arrangement with Syndicate 1729 recorded during the nine-month period compared with two quarters of ceded premium written recorded during the 2014 nine-month period, as there was no premium recorded during the the first quarter in 2014 due to results being reported on a quarter delay.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums earned	$134,792	$137,446	$(2,654)	(1.9%)	$398,546	$410,814	$(12,268)	(3.0%)
Less: Ceded premiums earned	19,199	13,655	5,544	40.6%	55,481	36,110	19,371	53.6%
Net premiums earned	$115,593	$123,791	$(8,198)	(6.6%)	$343,065	$374,704	$(31,639)	(8.4%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we write certain policies with a twenty-four month term, and certain of our medical technology liability policies carry a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
The decrease in gross premiums earned in 2015 primarily reflected the pro rata effect of lower physician premiums written during the preceding twelve months. The increase in ceded premiums earned primarily reflected the $6.2 million and $18.4 million in premiums ceded under the quota share arrangement with Syndicate 1729 during the 2015 three- and nine-month periods, respectively, as compared to $1.9 million and $2.7 million for the same respective periods of 2014. As discussed above, there was no Syndicate 1729 cession recorded during the first quarter of 2014 due to results being reported on a quarter delay. In addition, for the 2015 three- and nine-month periods, prior accident year ceded premiums reductions were $0.4 million and $1.7 million lower than for the 2014 three- and nine-month periods, respectively (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the three and nine months ended September 30, 2015 and 2014 compare as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
Calendar year net loss ratio	55.3%	51.4%	3.9	57.4%	51.0%	6.4
Less impact of prior accident years on the net loss ratio	(30.3%)	(34.2%)	3.9	(29.3%)	(34.8%)	5.5
Current accident year net loss ratio	85.6%	85.6%	—	86.7%	85.8%	0.9
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.1%)	(2.2%)	0.1	(2.2%)	(2.4%)	0.2
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	87.7%	87.8%	(0.1)	88.9%	88.2%	0.7

(1)	Net losses as specified divided by net premiums earned.

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

We recognized net favorable loss development related to our previously established reserves of $35.0 million and $100.4 million during the three and nine months ended September 30, 2015, respectively, and $42.3 million and $130.4 million during the same respective periods of 2014. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and nine months ended September 30, 2015 principally related to accident years 2008 through 2012. Development recognized during the 2014 three- and nine-month periods principally related to accident years 2007 through 2012.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our 2014 Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2015 and 2014.

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses were $26.3 million and $80.1 million for the 2015 three- and nine-month periods and $33.8 million and $101.0 million for the 2014 three- and nine-month periods, respectively.
Segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2015	2014	Change		2015	2014	Change
Specialty P&C segment:
DPAC amortization	$11.2	$13.7	$(2.5)	(18.2%)	$35.0	$42.4	$(7.4)	(17.5%)
Management fees	2.2	—	2.2	nm	5.5	—	5.5	nm
Expenses allocated from the Corporate segment	—	6.5	(6.5)	nm	—	17.1	(17.1)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(1.6)	1.6	nm	—	(5.3)	5.3	nm
Net allocation from the Corporate segment	—	4.9	(4.9)	nm	—	11.8	(11.8)	nm
Other underwriting and operating expenses	12.9	15.2	(2.3)	(15.1%)	39.6	46.8	(7.2)	(15.4%)
Total	$26.3	$33.8	$(7.5)	(22.4%)	$80.1	$101.0	$(20.9)	(20.8%)
DPAC amortization decreased $2.5 million and $7.4 million during the three and nine months ended September 30, 2015 primarily due to increased ceding commission income of $1.4 million and $4.6 million, respectively, almost all of which resulted from a quota share reinsurance arrangement with Syndicate 1729, as previously discussed. The remaining decrease is primarily attributable to the reduction in gross earned premium in 2015 as compared to 2014.
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
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflects a decrease in 2015 as compared to 2014, as shown below:

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
Underwriting expense ratio	22.7%	27.3%	(4.6)	23.3%	27.0%	(3.7)

The change in the ratio is principally attributable to the following:

	Increase (decrease), 2015 versus 2014
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Net earned premium reductions during 2015, as well as the 2015 decline in DPAC amortization	(0.2)	0.3
Management fee	1.9	1.6
Effect of expense reductions, primarily attributable to expense allocation changes and restructuring	(6.3)	(5.6)
Net increase/(decrease) in ratio	(4.6)	(3.7)
The reduction to the ratio in 2015 was primarily due to the implementation of the new management agreement and the shifting of certain expenses to the Corporate segment, as previously discussed. Net earned premium declined in 2015 but the effect of the decline was more than offset for the three months and substantially offset for the nine months by the effect of lower DPAC amortization. As previously discussed, the reduction to DPAC amortization during 2015 was primarily attributable to ceding commissions earned relative to the quota share reinsurance arrangement with Syndicate 1729.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results which are included in our Corporate segment. Segment operating results for the three and nine months ended September 30, 2015 were $4.2 million and $8.4 million, respectively, as compared to $2.6 million and $4.8 million for the same respective periods of 2014, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net premiums written	$56,244	$54,287	$1,957	3.6%	$178,060	$164,984	$13,076	7.9%
Net premiums earned	$54,577	$49,792	$4,785	9.6%	$159,436	$143,960	$15,476	10.8%
Net losses and loss adjustment expenses	$36,132	$33,046	$3,086	9.3%	$102,545	$91,975	$10,570	11.5%
Underwriting, policy acquisition and operating expenses	$16,231	$14,785	$1,446	9.8%	$47,421	$45,379	$2,042	4.5%
SPC dividend expense (income)	$(1,933)	$(483)	$(1,450)	(300.2%)	$1,481	$2,355	$(874)	(37.1%)

Net loss ratio	66.2%	66.4%	(0.2)		64.3%	63.9%	0.4
Underwriting expense ratio	29.7%	29.7%	—		29.7%	31.5%	(1.8)
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums written
Traditional business	$44,849	$46,666	$(1,817)	(3.9%)	$142,159	$136,752	$5,407	4.0%
Alternative market business	16,939	13,641	3,298	24.2%	53,805	44,378	9,427	21.2%
Segment results	61,788	60,307	1,481	2.5%	195,964	181,130	14,834	8.2%
Less: Ceded premiums written
Traditional business	2,379	3,361	(982)	(29.2%)	7,749	7,912	(163)	(2.1%)
Alternative market business	3,165	2,659	506	19.0%	10,155	8,234	1,921	23.3%
Segment results	5,544	6,020	(476)	(7.9%)	17,904	16,146	1,758	10.9%
Net premiums written
Traditional business	42,470	43,305	(835)	(1.9%)	134,410	128,840	5,570	4.3%
Alternative market business	13,774	10,982	2,792	25.4%	43,650	36,144	7,506	20.8%
Segment results	$56,244	$54,287	$1,957	3.6%	$178,060	$164,984	$13,076	7.9%
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to an unaffiliated captive insurer. As of September 30, 2015, there were 21 (18 active) SPCs at Eastern Re and 3 active alternative market programs with the unaffiliated captive insurer.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.

Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and nine months ended September 30, 2015 and 2014 are reflected in the table on the previous page. Gross premiums written increased in both the three- and nine-month periods of 2015 primarily reflecting new business, renewal rates and audit premium when compared to the same periods in 2014. The increase in the 2015 three-month period was partially offset by a decrease in the renewal retention rate, as compared to the same period in 2014. Our alternative market business added a new SPC in the second quarter 2015 with $0.4 million and $0.6 million in premiums written for the three and nine months ended September 30, 2015, respectively.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2015 and 2014 are shown in the table below:

	Three Months Ended September 30
	2015			2014
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$7.9	$2.6	$10.5	$10.3	$2.3	$12.6
Audit premium (including EBUB)	$1.9	$0.2	$2.1	$1.9	$0.3	$2.2
Retention rate (1)	77%	85%	79%	83%	90%	85%
Change in renewal pricing (2)	—%	2%	1%	2%	3%	2%

	Nine Months Ended September 30
	2015			2014
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$23.7	$7.2	$30.9	$29.4	$7.0	$36.4
Audit premium (including EBUB)	$4.5	$0.5	$5.0	$2.8	$0.2	$3.0
Retention rate (1)	81%	89%	83%	82%	87%	83%
Change in renewal pricing (2)	2%	2%	2%	2%	1%	2%
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation. The renewal retention rate decreased by approximately 6 percentage points during the 2015 three-month period when compared to the same three-month period in 2014 primarily reflecting increased competition, two account conversions from guaranteed cost to large deductible, and an increase in non-renewed accounts with premium of at least $0.1 million. The deductible account conversions contributed 1 percentage point to the decrease in the retention rate.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. Renewal pricing was approximately 1 percentage point during the 2015 three-month period, compared to 2 points for the same period in 2014. The decrease in renewal pricing from 2014 to 2015 is primarily attributable to the impact of increased competition.

Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Premiums ceded to external reinsurers
Traditional business	$2,636	$2,611	$25	1.0%	$7,289	$8,125	$(836)	(10.3%)
Alternative market business	1,876	1,891	(15)	(0.8%)	5,299	4,271	1,028	24.1%
Segment results	4,512	4,502	10	0.2%	12,588	12,396	192	1.5%
Return premium estimate under external reinsurance
Traditional business	(257)	750	(1,007)	(134.3%)	460	(213)	673	>100%
Alternative market business	—	—	—	nm	—	—	—	nm
Segment results	(257)	750	(1,007)	(134.3%)	460	(213)	673	>100%
Premiums ceded to an unaffiliated captive insurer
Traditional business	—	—	—	nm	—	—	—	nm
Alternative market business	1,289	768	521	67.8%	4,856	3,963	893	22.5%
Segment results	1,289	768	521	67.8%	4,856	3,963	893	22.5%
Total ceded premiums written
Traditional business	2,379	3,361	(982)	(29.2%)	7,749	7,912	(163)	(2.1%)
Alternative market business	3,165	2,659	506	19.0%	10,155	8,234	1,921	23.3%
Segment results	$5,544	$6,020	$(476)	(7.9%)	$17,904	$16,146	$1,758	10.9%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the three and nine months ended September 30, 2015 and 2014. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under three alternative market programs to an unaffiliated captive insurer.
Premiums ceded to external reinsurers in our traditional business decreased during the nine-month period of 2015, which primarily reflected a reduction in reinsurance rates. The $1.0 million increase in the return premium for the 2015 three-month period, primarily reflected favorable loss experience on prior contract years, partially offset by 2015 severity-related claim activity. The $0.7 million decrease in the return premium estimate for the nine-month period of 2015 primarily reflected 2015 traditional ceded incurred losses of $4.0 million, partially offset by favorable loss experience on prior contract years. The increase in premiums ceded to the unaffiliated captive insurer during the three- and nine-month periods of 2015 primarily reflected a new alternative market program that became effective in the fourth quarter of 2014.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30
	2015			2014
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	5.3%	18.7%	9.0%	7.2%	19.5%	10.0%
Less the effect of:
Return premium estimated under external reinsurance	(0.6%)	—%	(0.4%)	1.6%	—%	1.2%
Premiums ceded to unaffiliated captive insurer (100%)	—%	7.6%	2.1%	—%	5.6%	1.3%
Ceded premiums ratio, less the effects of above	5.9%	11.1%	7.3%	5.6%	13.9%	7.5%

	Nine Months Ended September 30
	2015			2014
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	5.5%	18.9%	9.1%	5.8%	18.6%	8.9%
Less the effect of:
Return premium estimated under external reinsurance	0.3%	—%	0.2%	(0.2%)	—%	(0.1%)
Premiums ceded to unaffiliated captive insurer (100%)	—%	9.0%	2.5%	—%	8.9%	2.2%
Ceded premiums ratio, less the effects of above	5.2%	9.9%	6.4%	6.0%	9.7%	6.8%
We cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in the traditional ceded premiums ratio for the 2015 three-month period primarily reflected a decrease in gross premiums written (the denominator of the ratio above) while there was an increase in gross premiums earned for the same comparative periods. Because our reinsurance for the traditional business is contractually based on earned premium, an increase in gross earned premium increases ceded premiums written.

Net Premiums Earned
Net premiums earned for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Gross premiums earned
Traditional business	$43,525	$42,345	$1,180	2.8%	$129,515	$119,702	$9,813	8.2%
Alternative market business	17,052	14,345	2,707	18.9%	48,667	40,253	8,414	20.9%
Segment results	60,577	56,690	3,887	6.9%	178,182	159,955	18,227	11.4%
Less: Ceded premiums earned
Traditional business	2,378	3,453	(1,075)	(31.1%)	8,302	7,308	994	13.6%
Alternative market business	3,622	3,445	177	5.1%	10,444	8,687	1,757	20.2%
Segment results	6,000	6,898	(898)	(13.0%)	18,746	15,995	2,751	17.2%
Net premiums earned
Traditional business	41,147	38,892	2,255	5.8%	121,213	112,394	8,819	7.8%
Alternative market business	13,430	10,900	2,530	23.2%	38,223	31,566	6,657	21.1%
Segment results	$54,577	$49,792	$4,785	9.6%	$159,436	$143,960	$15,476	10.8%
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
The increase in net premiums earned during the 2015 three- and nine-month periods primarily reflects the pro rata effects of growth in net premiums written over the past twelve months. In addition, we increased the EBUB estimate by $0.3 million and $0.5 million during the 2015 three- and nine-month periods compared to an increase of $0.8 million and $0.4 million for the same periods in 2014, respectively. The increase in the EBUB estimate reflects the increase in audit premium recognized during the first nine months of 2015.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar year loss ratio were as follows:

	Net Loss Ratios
	Three Months Ended September 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.6%	68.2%	66.2%	64.9%	71.8%	66.4%	0.7	(3.6)	(0.2)
Less impact of prior accident years on the net loss ratio	(0.9%)	(6.2%)	(2.2%)	(1.1%)	(1.8%)	(1.2%)	0.2	(4.4)	(1.0)
Current accident year net loss ratio	66.5%	74.4%	68.4%	66.0%	73.6%	67.6%	0.5	0.8	0.8
Less impact of audit premium on loss ratio	—%	(1.2%)	(0.3%)	—%	(0.7%)	(0.1%)	—	(0.5)	(0.2)
Current accident year net loss ratio, excluding the effect of audit and return premium	66.5%	75.6%	68.7%	66.0%	74.3%	67.7%	0.5	1.3	1.0

	Net Loss Ratios
	Nine Months Ended September 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.5%	60.4%	64.3%	65.0%	60.1%	63.9%	0.5	0.3	0.4
Less impact of prior accident years on the net loss ratio	(1.0%)	(8.5%)	(2.8%)	(1.0%)	(5.5%)	(2.0%)	—	(3.0)	(0.8)
Current accident year net loss ratio	66.5%	68.9%	67.1%	66.0%	65.6%	65.9%	0.5	3.3	1.2
Less impact of audit premium on loss ratio	—%	(0.9%)	(0.2%)	—%	(0.4%)	—%	—	(0.5)	(0.2)
Current accident year net loss ratio, excluding the effect of audit and return premium	66.5%	69.8%	67.3%	66.0%	66.0%	65.9%	0.5	3.8	1.4
We recognized net favorable prior year development related to our previously established reserve of $1.2 million and $4.4 million, respectively, for the three and nine months ended September 30, 2015 and $0.6 million and $2.9 million for the same respective periods of 2014. The net favorable prior year development included $0.4 million and $1.2 million for both the three and nine months ended September 30, 2015 and 2014, respectively, related to amortization of the purchase accounting fair value adjustment for our traditional business. Favorable prior year development for our alternative market business was $0.8 million and $3.2 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $1.7 million for the same respective periods of 2014.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium in our alternative market business during both 2015 and 2014 and the effect of that premium on the current accident year net loss ratio is reflected in the table above.

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
The table below provides a comparison of underwriting, policy acquisition and operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Traditional business	$12,001	$11,458	$543	4.7%	$35,367	$35,492	$(125)	(0.4%)
Alternative market business	4,230	3,327	903	27.1%	12,054	9,887	2,167	21.9%
Underwriting, policy acquisition and operating expenses	$16,231	$14,785	$1,446	9.8%	$47,421	$45,379	$2,042	4.5%
The following table highlights certain discrete events affecting expenses in 2015 when compared to the same three- and nine-month periods in 2014:

	Expense Increase (Decrease)
	2015 vs 2014
(In thousands)	Three Months Ended	Nine Months Ended
One-time professional fees	$—	$(661)
Transaction-related expenses	$(146)	$(2,055)
There were a nominal amount of transaction-related expenses incurred during the nine months ended September 30, 2015.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the three and nine months ended September 30, 2015 and 2014, including the impact of audit premium, management fee and certain discrete items, was as follows:

	Underwriting Expense Ratio
	Three Months Ended September 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported	29.2%	31.5%	29.7%	29.5%	30.5%	29.7%	(0.3)	1.0	—
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	—%	—%	—%	0.4%	—%	0.3%	(0.4)	—	(0.3)
One-time professional fees	—%	—%	—%	—%	—%	—%	—	—	—
Amortization of intangible assets	3.2%	—%	2.4%	3.3%	—%	2.6%	(0.1)	—	(0.2)
Management fees	1.1%	—%	0.8%	—%	—%	—%	1.1	—	0.8
Impact of audit premium	(1.6%)	(0.5%)	(1.3%)	(2.2%)	(0.9%)	(1.9%)	0.6	0.4	0.6
Impact of return premium estimate	(0.2%)	—%	(0.1%)	0.5%	—%	0.4%	(0.7)	—	(0.5)
Underwriting expense ratio, less listed effects	26.7%	32.0%	27.9%	27.5%	31.4%	28.3%	(0.8)	0.6	(0.4)

	Underwriting Expense Ratio
	Nine Months Ended September 30
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported	29.2%	31.5%	29.7%	31.6%	31.3%	31.5%	(2.4)	0.2	(1.8)
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	—%	—%	—%	1.8%	—%	1.4%	(1.8)	—	(1.4)
One-time professional fees	—%	—%	—%	0.6%	—%	0.5%	(0.6)	—	(0.5)
Amortization of intangible assets	3.2%	—%	2.4%	3.5%	—%	2.7%	(0.3)	—	(0.3)
Management fees	1.2%	—%	0.9%	—%	—%	—%	1.2	—	0.9
Impact of audit premium	(1.3%)	(0.5%)	(1.1%)	(0.9%)	(0.2%)	(0.8%)	(0.4)	(0.3)	(0.3)
Impact of return premium estimate	0.1%	—%	0.1%	(0.1%)	—%	(0.1%)	0.2	—	0.2
Underwriting expense ratio, less listed effects	26.0%	32.0%	27.4%	26.7%	31.5%	27.8%	(0.7)	0.5	(0.4)
The decrease in the traditional business expense ratio for the 2015 three- and nine-month periods primarily reflects the growth in net premiums earned and prudent expense management. The alternative markets expense ratio primarily reflects ceding commissions charged to each program.

Segregated Portfolio Cell Dividend Expense (Income)
Our Workers' Compensation segment provides turn-key workers' compensation alternative market solutions that include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. The asset management and SPC management services are outsourced to a third party. Alternative market customers include individual companies, groups and associations. SPC dividend expense (income) for each period represents the profit or loss attributable to the alternative market business ceded to the SPCs of Eastern Re, net of any participation we have taken in the SPCs.
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
SPC dividend expense (income) was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
SPC net operating results - profit/(loss)	$(1,909)	$(598)	$(1,311)	(219.2%)	$1,901	$3,297	$(1,396)	(42.3%)
Less: Eastern participation - profit/(loss)	24	(115)	139	>100%	420	942	(522)	(55.4%)
SPC dividend expense (income)	$(1,933)	$(483)	$(1,450)	(300.2%)	$1,481	$2,355	$(874)	(37.1%)
SPC dividend expense (income) for the three- and nine-month periods of 2015 primarily reflected an increase in the SPC loss ratio and a decrease in net realized gains when compared to the same 2014 period.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £75 million for the 2015 underwriting year, of which £43.2 million ($65.3 million based on September 30, 2015 exchange rates) is our allocated underwriting capacity as a Corporate Member. We are meeting our FAL requirement for the 2015 calendar year with investment securities held at Lloyd's which at September 30, 2015 had a fair value of $89.7 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. We have also provided a £10 million credit facility to the Trustees of Syndicate 1729 to provide initial operating funds, £8.5 million of which had been advanced at September 30, 2015. See related discussion under the heading "Investment Exposures" in Liquidity and Capital Resources and Financial Condition and in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Our Lloyd's Syndicate segment results includes both our 58% participation in the operating results of Syndicate 1729 and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Due to the reporting delay and because Syndicate 1729 did not commence active operations until January 2014, the 2014 nine-month period includes only two quarters of Syndicate 1729 activity while the 2015 nine-month period reflects three quarters of activity. Segment operating results for the three and nine months ended September 30, 2015 were net losses of $2.6 million and $4.6 million, respectively, as compared to net losses of $1.6 million and $3.8 million for the same respective periods of 2014, and included the following:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2015	2014	2015	2014
Net premiums written	$16,019	$3,889	$42,231	$24,163
Net premiums earned	$11,915	$3,445	$26,776	$6,397
Net investment income	$260	$120	$653	$244
Net losses and loss adjustment expenses	$8,700	$2,537	$18,283	$4,405
Underwriting, policy acquisition and operating expenses	$5,644	$2,584	$13,187	$5,999
Income tax expense	$132	$—	$752	$—

Net loss ratio	73.0%	73.6%	68.3%	68.9%
Underwriting expense ratio	47.4%	75.0%	49.2%	93.8%
Net premiums written increased $12.1 million and $18.1 million for the 2015 three- and nine-month periods, respectively, and included casualty, property, and property reinsurance coverages. The increase for the three-month period was primarily attributable to new business and the increase for the nine-month period primarily reflected the additional quarter of activity in 2015, as previously discussed. As discussed in our Specialty P&C segment operating results, Syndicate 1729 has entered into a quota share reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and pays a ceding commission related to the amount assumed. Our Specialty P&C segment also reports this ceding arrangement on the same one quarter delay as the effect of doing so is not material. Net premiums written in the above table included $0.1 million and $14.9 million for the 2015 three- and nine-month periods and $2.9 million and $19.0 million for the 2014 three- and nine-month periods attributable to our 58% participation in this arrangement. For premium assumed, we include in written premium an estimate of all premium to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. In subsequent quarters, adjustments are made to the estimate and reflected in written premium in that quarter.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies written to date primarily carry a term of one year. Net earned premium reported for the three- and nine-month periods ended September 30, 2015 included premium assumed from a ProAssurance subsidiary of approximately $3.6 million and $10.7 million, respectively, and approximately $1.1 million and $1.6 million for the three- and nine-month periods ended September 30, 2014, respectively. The 2015 increase in net premiums earned reflects the effect of there being no active Syndicate operations prior to January 1, 2014 and, for the comparative nine-month periods, the reporting delay.
The net loss ratio decreased 0.6 percentage points for both the 2015 three- and nine-month periods, which primarily reflects variations in the mix of risk insured. Losses for each period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with some adjustment, in 2015, to give consideration to actual loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature.
Underwriting expenses were $5.6 million and $13.2 million for the three and nine months ended September 30, 2015 and $2.6 million and $6.0 million for the three and nine months ended September 30, 2014, respectively. The improvement in the 2015 expense ratio reflects the increase in net premiums earned and we anticipate a continued reduction to the ratio as the level of net premiums earned is expected to grow.
Net investment income for the 2015 and 2014 three- and nine-month periods was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to income tax under U.K. tax law. Tax expense incurred in 2015 includes both our estimated U.K. tax liability for the 2014 tax year (determined during the second quarter of 2015) and an accrual of our 2015 U.K. tax liability. The subsidiaries of this segment generated U.K. tax income primarily because certain expenses recognized for GAAP reporting purposes are not deductible for U.K. tax purposes.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the 2015 three- and nine-month periods was a loss of $18.4 million and income of $7.0 million, respectively. Corporate segment operating results for the 2014 three- and nine-month periods included $6.4 million and $44.0 million of income, respectively. Results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Net investment income	$26,682	$32,710	$(6,028)	(18.4%)	$81,548	$92,544	$(10,996)	(11.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(221)	$298	$(519)	(174.2%)	$3,821	$2,767	$1,054	38.1%
Total net realized investment gains (losses)	$(36,641)	$(8,131)	$(28,510)	(350.6%)	$(35,645)	$7,659	$(43,304)	(565.4%)
Operating expense	$5,137	$3,189	$1,948	61.1%	$17,670	$6,826	$10,844	>100%
Interest expense	$3,637	$3,606	$31	0.9%	$10,978	$10,697	$281	2.6%
Income taxes	990	$12,525	$(11,535)	(92.1%)	$15,932	$43,328	$(27,396)	(63.2%)
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
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Fixed maturities	$23,853	$28,302	$(4,449)	(15.7%)	$73,374	$85,132	$(11,758)	(13.8%)
Equities	3,506	2,661	845	31.8%	9,974	7,479	2,495	33.4%
Short-term and Other investments	511	2,793	(2,282)	(81.7%)	1,406	4,723	(3,317)	(70.2%)
BOLI	658	646	12	1.9%	1,589	1,544	45	2.9%
Investment fees and expenses	(1,846)	(1,692)	(154)	(9.1%)	(4,795)	(6,334)	1,539	24.3%
Net investment income	$26,682	$32,710	$(6,028)	(18.4%)	$81,548	$92,544	$(10,996)	(11.9%)
Fixed Maturities
The decrease in our income from fixed maturity securities for both three- and nine-month periods of 2015 was due both to lower average investment balances and to lower yields. We reduced the size of our fixed portfolio over the last year in order to repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 11% and 8% lower for the three- and nine-month periods of 2015, respectively, as compared to the same period in 2014.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Average income yield	3.5%	3.7%	3.4%	3.7%
Average tax equivalent income yield	4.0%	4.2%	4.0%	4.3%
Equities
Income from our equity portfolio increased approximately 31.8% and 33.4% for the 2015 three- and nine-month periods, respectively, as compared to the same periods in 2014. This reflects the addition of a bond fund to this category, an increase in the size of the equity portfolio, and changes in the mix of equities owned.

Short-term Investments and Other Invested Assets
Income from our other invested assets decreased for the 2015 three- and nine-month periods, principally due to lower distributions from our interests in LPs that we account for using the cost method.
Investment Fees and Expenses
Investment fees and expenses were relatively flat for the 2015 three-month period but decreased $1.5 million for the 2015 nine-month period. The decrease reflected lower portfolio management fees, due to various factors including a smaller portfolio and reduced performance payments.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2015	2014	Change		2015	2014	Change
Investment LPs/LLCs	$3,219	$2,760	$459	16.6%	$12,425	$9,255	$3,170	34.3%
Tax credit partnerships	(3,440)	(2,462)	(978)	(39.7%)	(8,604)	(6,488)	(2,116)	(32.6%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(221)	$298	$(519)	<(100%)	$3,821	$2,767	$1,054	38.1%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets.
Our tax credit investments are designed to generate returns by providing tax benefits in the form of tax credits and tax-deductible project operating losses. The increase in tax credit partnership losses for the three- and nine-month periods of 2015 reflects new investments in historic tax credit partnerships.The nine-month period also reflects an increase to partnership losses from the re-estimation of inception-to-date results for certain partnership interests during the first quarter of 2015. We account for our tax credit investments on the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnership. We adjust our estimate of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2015 and 2014 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2015	2014	2015	2014
Tax credits recognized during the period	$6.3	$4.6	$16.7	$13.4
Tax benefit of amortization	$1.2	$0.9	$3.0	$2.3
During 2015, we began investing in historic tax credit partnerships. Tax credits provided by the underlying projects of these partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing tax credit partnerships are provided over approximately a ten year period. The increase in the amount of tax credits recognized in 2015 is primarily due to our investment in historic tax credit partnerships.

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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
GAAP net investment result:
Net investment income	$26,682	$32,710	$81,548	$92,544
Equity in earnings (loss) of unconsolidated subsidiaries	(221)	298	3,821	2,767
GAAP net investment result	$26,461	$33,008	$85,369	$95,311

Pro forma tax-equivalent investment result	$40,950	$45,077	$125,297	$130,860

Reconciliation of pro forma and GAAP tax-equivalent investment result:
Pro forma tax-equivalent investment result	$40,950	$45,077	$125,297	$130,860
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	3,572	4,070	11,069	12,699
BOLI	354	348	855	831
Dividends received	863	499	2,273	1,354
Tax credit partnerships	9,700	7,152	25,731	20,665
GAAP net investment result	$26,461	$33,008	$85,369	$95,311

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
OTTI losses, total:
State and municipal bonds	$—	$—	$—	$(50)
Corporate debt	(1,925)	(1,425)	(6,405)	(1,425)
Other investments	(1,870)	—	(1,870)	—
Portion recognized in Other Comprehensive Income:
Corporate debt	385	268	2,174	268
Net impairments recognized in earnings	$(3,410)	$(1,157)	$(6,101)	$(1,207)
Gross realized gains, available-for-sale securities	2,729	736	10,354	3,711
Gross realized (losses), available-for-sale securities	(2,548)	(52)	(4,613)	(371)
Net realized gains (losses), trading securities	403	3,227	12,594	21,830
Net realized gains (losses), other investments	(361)	55	1,167	321
Change in unrealized holding gains (losses), trading securities	(32,620)	(10,402)	(47,513)	(17,906)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	(971)	(538)	(1,669)	1,281
Other	137	—	136	—
Net realized investment gains (losses)	$(36,641)	$(8,131)	$(35,645)	$7,659
We recognized impairments in income totaling $3.4 million and $6.1 million for the three and nine months ended September 30, 2015, respectively. Impairments recognized in income related to corporate debt for the 2015 three-month period primarily consisted of a $0.9 million impairment associated with bonds we intend to sell but also included two other credit-related impairments. One impairment related to preferred stock from a consumer-oriented issuer which has experienced declines in its revenue stream that may not be reversible. The other impairment related to a bond from an energy sector issuer that we expect to restructure debt within a few years. We recognized non-credit impairments related to the latter two impairments as the fair value of the impaired securities was less than the future cash flows expected to be received from the securities. Impairments recognized for the nine-month period further include credit-related impairments of corporate debt securities totaling $2.7 million, recorded related to high-yield securities from three other issuers in the energy sector, and non-credit impairments related to these same securities of $1.8 million.
We also recognized a $1.9 million impairment related to an investment fund that is accounted for using the cost method. The fund is focused on the energy sector and securities held have declined in value. An OTTI was recognized to reduce the carrying value of the investment to an amount which we believe will be recoverable on the investment.
The holding loss recognized related to our equity trading securities of $32.6 million for the three months ended September 30, 2015 primarily reflected unfavorable equity market performance during the third quarter of 2015; however, approximately $4.0 million of the loss was attributable to a decline in the value of holdings of an inflation indexed fund, due to lower inflation expectations.

Operating Expenses
Corporate segment operating expenses were $5.1 million and $17.7 million for the three and nine months ended September 30, 2015, respectively, and $3.2 million and $6.8 million for the three and nine months ended September 30, 2014, respectively.
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
Due to these changes to our reporting of expenses by segment, we believe a comparison of Corporate and Specialty P&C expenses on a combined basis is more meaningful than a separate analysis by segment. The table below compares underwriting and operating expenses reported by the Corporate and Specialty P&C segments on a combined basis for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2015	2014	Change		2015	2014	Change
Underwriting, policy acquisition and operating expense:
Corporate Segment:
Operating expenses	$9.3	$9.7	$(0.4)	(4.1%)	$28.9	$23.9	$5.0	20.9%
Operating expenses allocated to Specialty P&C segment	—	(6.5)	6.5	nm	—	(17.1)	17.1	nm
Management fee offset	(4.2)	—	(4.2)	nm	(11.2)	—	(11.2)	nm
Segment Total	$5.1	$3.2	$1.9	61.1%	$17.7	$6.8	$10.9	>100%

Specialty P&C segment:
DPAC amortization	11.2	13.7	(2.5)	(18.2%)	35.0	42.4	(7.4)	(17.5%)
Management fees	2.2	—	2.2	nm	5.5	—	5.5	nm
Expenses allocated from the Corporate segment	—	6.5	(6.5)	nm	—	17.1	(17.1)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(1.6)	1.6	nm	—	(5.3)	5.3	nm
Net allocation from the Corporate segment	—	4.9	(4.9)	nm	—	11.8	(11.8)	nm
Other underwriting and operating expenses	12.9	15.2	(2.3)	(15.1%)	39.6	46.8	(7.2)	(15.4%)
Segment Total	$26.3	$33.8	$(7.5)	(22.4%)	$80.1	$101.0	$(20.9)	(20.8%)

Corporate and Specialty P&C expenses, combined	$31.4	$37.0	$(5.6)	(15.1%)	$97.8	$107.8	$(10.0)	(9.3%)

Corporate and Specialty P&C expenses, combined, exclusive of DPAC amortization, management fees and allocations identified above	$22.2	$24.9	$(2.7)	(10.8%)	$68.5	$70.7	$(2.2)	(3.1%)

On a combined basis, exclusive of any effect from DPAC amortization, management fees and allocations, there was a $2.7 million and a $2.2 million decrease in expenses for the 2015 three- and nine-month periods, respectively, as compared to 2014. The 2015 decreases were attributable to various factors, most significantly: the comparative effect of a reserve established during 2014 related to discontinued operations of an acquired entity, higher costs for technology enhancement during 2014, and lower amortization due to certain intangible assets becoming fully amortized. These reductions to expense were partially offset by higher compensation expense in the Corporate segment during 2015 due to restructuring which shifted costs to operating expense from ULAE, and, for the nine-month period only, a recovery received during 2014 related to the settlement of litigation.
Interest Expense
Interest expense increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to a $100 million secured borrowing under our Revolving Credit Agreement in January 2015.
Interest expense was composed of the following:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2015	2014	Change	2015	2014	Change
Senior notes due 2023	$3,357	$3,467	$(110)	$10,071	$10,186	$(115)
Revolving credit agreement (including fees and amortization)	271	129	142	879	376	503
Other	9	10	(1)	28	135	(107)
	$3,637	$3,606	$31	$10,978	$10,697	$281
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2015	2014	2015	2014
Corporate segment income tax expense	$990	$12,525	$15,932	$43,328
Lloyd's Syndicate segment income tax expense	132	—	752	—
Consolidated income tax expense	$1,122	$12,525	$16,684	$43,328
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income*	(5.4%)	(4.5%)	(6.3%)	(4.9%)
Tax credits	(19.4%)	(7.2%)	(13.0%)	(6.9%)
Non-U.S. loss	4.2%	0.4%	0.7%	0.4%
Other	(4.6%)	2.8%	0.6%	1.2%
Effective tax rate	9.8%	26.5%	17.0%	24.8%
* Includes tax-exempt interest, dividends received deduction, and cash surrender value of BOLI.
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
The increased effect of tax-exempt income and the tax credits was primarily because the total amount of pre-tax income declined in 2015 as compared to 2014, but the effect of the tax credits also reflects an increased amount of credits. Tax credits recognized for the three- and nine-month periods ended September 30, 2015 were $6.3 million and $16.7 million, respectively, as compared to $4.6 million and $13.4 million for the 2014 three- and nine-month periods. The increased effect of other items primarily reflects the effect of the lower pre-tax income in 2015.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2015 and December 31, 2014. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	September 30, 2015
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$117	$116	$112	$108	$105
U.S. Government-sponsored enterprise obligations	27	27	26	25	25
State and municipal bonds	1,015	1,000	968	933	898
Corporate debt	1,385	1,360	1,312	1,263	1,217
Asset-backed securities	416	416	408	395	380
All fixed maturity securities	$2,960	$2,919	$2,826	$2,724	$2,625

Duration:
U.S. Treasury obligations	3.29	3.24	3.18	3.11	3.05
U.S. Government-sponsored enterprise obligations	2.49	2.46	2.47	2.70	2.71
State and municipal bonds	3.46	3.53	3.60	3.68	3.76
Corporate debt	3.72	3.74	3.79	3.73	3.66
Asset-backed securities	1.62	1.82	2.85	3.64	3.96
All fixed maturity securities	3.31	3.36	3.55	3.67	3.70
	December 31, 2014
Fair Value (in millions):
U.S. Treasury obligations	$176	$172	$167	$161	$156
U.S. Government-sponsored enterprise obligations	41	40	40	38	37
State and municipal bonds	1,114	1,097	1,063	1,024	985
Corporate debt	1,503	1,468	1,417	1,365	1,316
Asset-backed securities	468	467	458	447	432
All fixed maturity securities	$3,302	$3,244	$3,145	$3,035	$2,926

Duration:
U.S. Treasury obligations	3.56	3.50	3.43	3.36	3.30
U.S. Government-sponsored enterprise obligations	2.53	2.49	2.80	3.08	3.12
State and municipal bonds	3.40	3.49	3.60	3.73	3.85
Corporate debt	3.71	3.73	3.82	3.76	3.70
Asset-backed securities	1.51	1.69	2.36	3.08	3.47
All fixed maturity securities	3.30	3.30	3.50	3.60	3.70

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
Our cash and short-term investment portfolio at September 30, 2015 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2015, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $247 million at September 30, 2015 and $244 million at December 31, 2014. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At September 30, 2015 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $242 million. These equity securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $265 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $219 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2015. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2014 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (In thousands)
July 1 – 31, 2015	347,437	$47.58	347,437	$141,704
August 1 – 31, 2015	261,810	$48.58	261,810	$128,980
September 1 – 30, 2015	257,562	$48.96	257,562	$116,364
Total	866,809	$48.29	866,809

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
November 4, 2015

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)